Form 10-K
period 1993-12-26
TELEFLEX INC
filed 1994-03-23
CIK 96943

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1993

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                           COMMISSION FILE NO. 1-5353
                            ------------------------

                             TELEFLEX INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                   23-1147939
       (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)
630 WEST GERMANTOWN PIKE, SUITE 450, PLYMOUTH                     19462
             MEETING, PENNSYLVANIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (610) 834-6301

          Securities registered pursuant to Section 12(b) of the Act:

         Common Stock, par value $1 per share--American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X          NO

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $527,448,400 as of February 1, 1994.

     The registrant had 17,099,289 Common Shares outstanding as of February 1, 1994.

     Documents Incorporated by Reference: (a) Annual Report to Shareholders for the fiscal year ended December 26, 1993, incorporated partially in Part I and
Part II hereof; and (b) Proxy Statement for the 1994 Annual Meeting of Shareholders, incorporated partially in Part III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Company* was incorporated in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, the Company began to emphasize products and services in a broader range of economically diverse markets to reduce its vulnerability to economic cycles. Since the mid-1970s, the Company's investments have been directed toward specific market niches employing its technical capabilities to provide solutions to specific engineering problems. The continuing stream of new products and value-added product improvements that have resulted from this strategy have enabled the Company to participate in larger market segments. Several of these new products and product improvements were developed by means of an unusual investment program of the Company called the New Venture Fund. Established in 1972, the Fund directs monies representing one-half percent of sales into the development of new products and services. This concept allows for entrepreneurial risk taking in new areas by encouraging innovation and competition among the Company's managers for funds to pursue new programs and activities independent of their operating budgets. Examples of New Venture projects include the initial funding of SermeTel research and most of the early seed money for certain medical products.

     The Company's business is separated into three segments -- Aerospace Products and Services, Medical Products and Commercial Products.

AEROSPACE PRODUCTS AND SERVICES SEGMENT

     The Aerospace Products and Services Segment serves the aerospace, defense and turbine engine markets. Its businesses design and manufacture precision controls and systems for both military and commercial applications; provide sophisticated coating and repair services for turbine engine manufacturers, operators and overhaulers; and manufacture airfoils for both flight and land-based turbine engines.

     These products and services, many of which are proprietary, require a high degree of engineering sophistication and are often custom designed. External economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace and defense industry. The Aerospace Products and Services Segment consists of the Aerospace/Defense Group and Sermatech International.

     Within the Aerospace/Defense Group, the Company designs and manufactures advanced mechanical and electromechanical controls, actuators, valves, control systems and other components for the aerospace and defense industries for application on commercial and military aircraft and helicopters, commuter aircraft, missiles, space vehicles, naval vessels, ground support equipment and ordnance. Many of these controls and control systems are based on the principle of mechanically transmitting, by flexible cable, a push-pull or rotary thrust. By advanced engineering techniques, this simple concept is employed in components and systems capable of transmitting force with precision to control and actuate functions at remote locations.

     Aircraft controls and control systems include highly complex engine controls, aerodynamic surface controls and cargo handling systems. The principal products consist of throttle and thrust-reverser/feedback control systems for use on various fixed and rotary-wing aircraft and numerous other critical mechanical and electromechanical control systems. Controls and actuators designed and manufactured by the Company over the last several years include the canopy actuators for military fighter aircraft and missile launch components, specialized mechanical control systems for naval vessels, and alternate flap actuators and cargo systems for commercial aircraft.

     The Company's design engineers work with design personnel from the major aircraft and jet engine manufacturers in the development of products for use on new aircraft. In addition, the Company supplies spare parts to aircraft operators. This spare parts business extends as long as the particular type of aircraft continues in service.

- ---------------

* As used herein the "Company" refers to Teleflex Incorporated and its consolidated subsidiaries.

     In the early 1960s, aircraft manufacturers began to encounter high temperature lubrication problems in connection with mechanical controls for aircraft jet engines. Through its subsidiary, Sermatech International, the Company utilized its aerospace experience and engineering capabilities to develop a series of formulations of inorganic coatings to solve these high temperature lubrication problems. These products were further developed by the Company and sold under the trademark SermeTel(R) to provide anti-corrosion protection for compressor blades and other airfoils. The Company, through an international network of Sermatech facilities in five countries, provides a variety of sophisticated protective coatings and other services for gas turbine engine components; highly-specialized repairs for critical components such as fan blades and airfoils; and manufacturing and high quality dimensional finishing of airfoils.

     Through the years the Company has added other technologies through acquisition and internal development and now offers a diverse range of technical services and materials technologies to turbine markets throughout the world. In 1993 the Company acquired Mal Tool & Engineering, a manufacturer of fan blades for flight turbines, and airfoils for both flight and land-based gas turbines and steam turbines. The acquisition broadens the Company's product offering including turnkey manufactured and coated airfoils and provides another entree to major international turbine manufacturers.

MEDICAL PRODUCTS SEGMENT

     In the late 1970s, the Company decided to apply its polymer technologies to the medical market, and began by extruding intravenous catheter tubing which it sold to original equipment manufacturers. Through the TFX Medical Group, the Company produces standard and custom-designed semi-finished components for other medical device manufacturers using polymer materials and processing technology. Through acquisitions, the Company established the other two product lines of this segment: hospital supply and surgical devices.

     In 1989, the acquisition of Willy Rusch AG and affiliates in Germany brought with it an established manufacturing base and distribution network, particularly in Europe. The Company conducts its hospital supply business under the name of Rusch International. This business includes the manufacture and sale of invasive disposable and reusable devices for the urological, gastroenterological and anesthesiological markets worldwide. The Rusch International product offerings include among others latex catheters, endotracheal tubes, laryngoscopes, face masks and tracheostomy tubes.

     The acquisition of the Pilling Company in 1991 and Edward Weck Incorporated in December 1993 further expanded the Company's medical device manufacturing and distribution capabilities. Weck manufactures manual ligation devices and general surgical instruments and is being consolidated with Pilling Company, a manufacturer of general and specialty surgical instruments. The combination of Pilling and Weck significantly expands the product offerings, marketing opportunities and selling capabilities in the surgical devices market in the United States; and provides opportunities for increasing international sales. Pilling Weck manufactures and distributes primarily through its own sales force instruments used in both traditional (open) and minimally-invasive surgical procedures including general and specialized surgical instruments such as scissors, forceps, vascular clamps, needle holders, retractors, ligation clips, appliers, skin staples and electrosurgery products.

COMMERCIAL PRODUCTS SEGMENT

     The Commercial Products Segment involves the design and manufacture of mechanical, electrical, and hydraulic controls and electronic products for the pleasure marine market; proprietary mechanical controls for the automotive market; and certain innovative proprietary products for the fluid transfer and outdoor power equipment markets.

     Products in the Commercial Products Segment are generally produced in higher unit volume and are manufactured for general distribution and custom fabricated to meet individual customer needs. Consumer spending patterns generally influence the market trends for these products.

     The Commercial Products Segment consists of three major product lines:
Marine, Automotive and Industrial.

     The Company is a leading domestic producer of mechanical steering systems for pleasure power boats. It also manufactures hydraulic steering systems, engine throttle and shift controls, electrical instrumentation and recently has expanded into electronic navigation, location and communication systems. In 1991 the Company acquired Marinex Industries, Ltd., a British manufacturer of marine electronics. Its Cetrek autopilots and navigational equipment complement Teleflex's hydraulic steering products which together can be sold to both the commercial and pleasure marine markets. The Marinex acquisition also enhanced the Company's access to the international marine market. Techsonic Industries, Inc., a manufacturer of marine information systems (electronic navigation, communication and fish location devices) sold through mass merchandisers under the Humminbird brand name became a wholly owned subsidiary in 1992. Aside from the Humminbird products, the Company's marine products are sold principally to boat builders, in the aftermarket, and are used principally on pleasure craft but also have application on commercial vessels.

     The Company is a major supplier of mechanical controls to the domestic automotive market. The principal products in this market are accelerator, transmission, shift, park lock, window regulator controls and a new heat resistant flexible fuel line. In the mid-1970s the Company initiated development programs which addressed customer needs for reduced weight and installation costs and as a result, the Company became a major supplier of mechanical controls to the domestic automotive market. Acceptance by the automobile manufacturers of a Company-developed control for use on a new model ordinarily assures the Company a large, but not exclusive, market share for the supply of that control. The sales of mechanical automotive controls were $95,516,000, $123,390,000 and $139,128,000 in 1991, 1992 and 1993, respectively.

     Industrial controls and electrical instrumentation products are also manufactured for use in other applications, including agricultural equipment, outdoor power equipment, leisure vehicles and other on- and off-road vehicles. In addition, the Company produces stainless steel overbraided fluoroplastic hose for fluid transfer in such markets as the chemical, petroleum and food processing industries.

MARKETING

     In 1993, the percentages of the Company's consolidated net sales represented by its major markets were as follows: aerospace -- 30%; medical -- 27%; marine and industrial -- 22%; and automotive -- 21%.

     The major portion of the Company's products are sold to original equipment manufacturers. Generally, products sold to the aerospace and automotive markets are sold through the Company's own force of field engineers. Products sold to the marine, medical and general industrial markets are sold both through the Company's own sales forces and through independent representatives and independent distributor networks.

     For information on foreign operations, export sales, and principal customers, see text under the heading "Business segments and other information" on page 26 of the Company's 1993 Annual Report to Shareholders, which information is incorporated herein by reference.

COMPETITION

     The Company has varying degrees of competition in all elements of its business. None of the Company's competitors offers products for all the markets served by the Company. The Company believes that its competitive position depends on the technical competence and creative ability of its engineering and development personnel, the know-how and skill of its manufacturing personnel as well as its plants, tooling and other resources.

PATENTS

     The Company owns a number of patents and has a number of patent applications pending. The Company does not believe that its business is materially dependent on patent protection.

SUPPLIERS

     Materials used in the manufacture of the Company's products are purchased from a large number of suppliers. The Company is not dependent upon any single supplier for a substantial amount of the materials it uses.

BACKLOG

     As of December 26, 1993 the Company's backlog of firm orders for the Aerospace Products and Services Segment was $94 million, of which it is anticipated that approximately three-fourths will be filled in 1994. The Company's backlog for Aerospace Products and Services on December 27, 1992 was $73 million.

     As of December 26, 1993 the Company's backlog of firm orders for the Medical Products and Commercial Products segments was $23 million and $54 million, respectively. This compares with $15 million and $47 million, respectively as of December 27, 1992. Substantially all of the December 26, 1993 backlog will be filled in 1994. Most of the Company's medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

EMPLOYEES

     The Company had approximately 8,000 employees at December 26, 1993.

EXECUTIVE OFFICERS

     The names and ages of all executive officers of the Company as of March 1, 1994 and the positions and offices with the Company held by each such officer are as follows:

                                                        POSITIONS AND OFFICES
          NAME              AGE                             WITH COMPANY
- ------------------------    ---     -------------------------------------------------------------
Lennox K. Black             63      Chairman of the Board, Chief Executive Officer and Director
David S. Boyer              51      President and Director
John J. Sickler             51      President -- TFX Equities Inc.
Dr. Roy C. Carriker         56      President -- Teleflex Aerospace Products and Services Group
Richard A. Woodfield        51      President -- Teleflex Medical Products Group
Harold L. Zuber, Jr.        44      Vice President, Chief Financial Officer and Controller
Steven K. Chance            48      Vice President, General Counsel and Secretary
Ira Albom                   64      Senior Vice President
Louis T. Horvath            55      Vice President -- Quality Management
Ronald D. Boldt             51      Vice President -- Human Resources
Janine Dusossoit            40      Vice President -- Investor Relations
Thomas M. Byrne             47      Assistant Treasurer

     Mr. Boyer was elected as a director on December 6, 1993.

     Mr. Sickler was elected Senior Vice President and President of TFX Equities Inc. on December 3, 1990. Prior to that date he was President and Chief Operating Officer -- Aerospace/Defense Group.

     Dr. Roy C. Carriker was named President -- Teleflex Aerospace Products and Services Group on January 3, 1994. Prior to that date he was President -- Sermatech International.

     Mr. Woodfield was elected President -- Teleflex Medical Products Group on March 9, 1992. Prior to that date, he was President of Empire Abrasive Equipment Corporation.

     Mr. Zuber was named to the position of Vice President, Chief Financial Officer and Controller on February 5, 1990. Prior to that date he was Vice President and Controller.

     Mr. Chance was elected to the position of Secretary on December 3, 1990. He was named to the position of General Counsel on September 1, 1989.

     Mr. Horvath was named to the position of Vice President -- Quality Management on January 3, 1989. Prior to that date he was Manager, Corporate Product Quality Assurance at Eaton Corporation.

     Mr. Boldt was named to the position of Vice President -- Human Resources on March 9, 1992. From October 13, 1989 to March 9, 1992 he was Director of Human Resources. Prior to that date he was Vice President of Human Resources at First Pennsylvania Bank.

     Ms. Dusossoit was named to the position of Vice President -- Investor Relations on March 1, 1993. From April 1, 1992 to March 1, 1993 she was Director of Investor Relations. From June 1, 1989 to April 1, 1992 she was a business consultant. Prior to that date she was the Director of Corporate Communications for General Cinema Corporation.

     Mr. Byrne was elected Assistant Treasurer on December 3, 1990. Prior to that date, he was Director of Internal Auditing.

     Officers are elected by the Board of Directors for one year terms. No family relationship exists between any of the executive officers of the Company.

ITEM 2.  PROPERTIES

     The Company's operations have approximately 85 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses and other facilities. The properties are maintained in good operating condition. All the plants are suitably equipped and utilized, and have space available for the activities currently conducted therein and the increased volume expected in the foreseeable future.

     The following are the Company's major facilities:

                                                               SQUARE      OWNED OR     EXPIRATION
                          LOCATION                             FOOTAGE      LEASED         DATE
- -------------------------------------------------------------  -------     --------     ----------
AEROSPACE PRODUCTS AND SERVICES SEGMENT
Spanish Fork, UT.............................................  189,000       Owned           N/A
Oxnard, CA...................................................  145,000      Leased          2003
North Wales, PA..............................................  114,000       Owned           N/A
Mentor, OH...................................................   90,000      Leased          1997
Limerick, PA.................................................   70,000       Owned(1)        N/A
Derbyshire, England..........................................   70,000      Leased          1999
Manchester, CT...............................................   63,000       Owned           N/A
Windsor, CT..................................................   59,000      Leased          1995
Compton, CA..................................................   49,000      Leased          1999
Biddeford, ME................................................   32,000      Leased          1998
Hausham, Germany.............................................   30,000       Owned           N/A
MEDICAL PRODUCTS SEGMENT
Kernen, Germany..............................................  263,000       Owned           N/A
Durham, NC...................................................  144,000       Owned           N/A
Kernen, Germany..............................................  114,000      Leased          2013
Taiping, Malaysia............................................   85,000       Owned           N/A
Lurgan, Northern Ireland.....................................   80,000       Owned           N/A
Duluth, GA...................................................   69,000      Leased          1999
Fort Washington, PA..........................................   65,000       Owned           N/A
Jaffrey, NH..................................................   60,000       Owned(1)        N/A
Montevideo, Uruguay..........................................   45,000       Owned           N/A
Bad Liebenzell, Germany......................................   36,000      Leased          2000
Betschdorf, France...........................................   32,000       Owned           N/A
High Wycombe, England........................................   25,000      Leased          2012
Betschdorf, France...........................................   23,000      Leased          1999
Limerick, Ireland............................................   16,000      Leased          2020

                                                               SQUARE      OWNED OR     EXPIRATION
                          LOCATION                             FOOTAGE      LEASED         DATE
- -------------------------------------------------------------  -------     --------     ----------
COMMERCIAL PRODUCTS SEGMENT
Van Wert, OH.................................................  110,000       Owned(1)        N/A
Limerick, PA.................................................  110,000       Owned           N/A
Hagerstown, MD...............................................  103,000       Owned(1)        N/A
Waterbury, CT................................................   99,000      Leased          1998
Eufaula, AL..................................................   98,000       Owned           N/A
Hillsdale, MI................................................   75,000       Owned(1)        N/A
Willis, TX...................................................   65,000       Owned(1)        N/A
Woburn, MA...................................................   62,000      Leased          1999
Lebanon, VA..................................................   52,000       Owned(1)        N/A
Suffield, CT.................................................   50,000      Leased          1998
Vancouver, B.C., Canada......................................   30,000       Owned           N/A
Sarasota, FL.................................................   25,000       Owned           N/A
Troy, MI.....................................................   20,000      Leased          1994
Poole, England...............................................   20,000       Owned           N/A

- ---------------
(1) The Company is the beneficial owner of these facilities under installment sale or similar financing agreements.

     In addition to the above, the Company owns or leases approximately 530,000 square feet of warehousing, manufacturing and office space located in the United States, Canada and Europe.

ITEM 3.  LEGAL PROCEEDINGS

     Two subsidiaries of the Company have been identified as potentially responsible parties (PRPs) in connection with the Casmalia Resources Hazardous Waste Management Facility. The Company has joined a group of other PRPs, predominately in the aerospace defense industry, to negotiate with the United States Environmental Protection Agency a good faith offer to take over responsibility for a program of closure and post-closure care of the site. The PRPs from the aerospace defense industry are currently engaged in negotiations with a second PRP group with the aim of providing a common negotiating front with the Environmental Protection Agency.

     In the opinion of the Company's management, based on the current allocation formula and the facts presently known, the ultimate outcome of this environmental matter will not result in a liability material to the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     See "Quarterly Financial Data" on page 27 of the Company's 1993 Annual Report to Shareholders for market price and dividend information. Also see the Note entitled "Borrowings and Leases" on page 24 of such Annual Report for certain dividend restrictions under loan agreements, all of which information is incorporated herein by reference. The Company had approximately 1,600 registered shareholders at February 1, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

     See pages 28 through 31 of the Company's 1993 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the text under the heading "Financial Review" on pages 32 through 37 of the Company's 1993 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 19 through 27 of the Company's 1993 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's Directors and Director nominees, see "Election Of Directors" and "Additional Information About The Board Of Directors" on pages 2 through 4 of the Company's Proxy Statement for its 1994 Annual Meeting, which information is incorporated herein by reference.

     For information with respect to the Company's Executive Officers, see Part I of this report on pages 4 and 5, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Additional Information About The Board of Directors", "Board Compensation Committee", "Five-Year Shareholder Return Comparison" and "Executive Compensation and Other Information" on pages 4 through 9 of the Company's Proxy Statement for its 1994 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" on pages 1 and 2 and "Election Of Directors" on pages 2 and 3 of the Company's Proxy Statement for its 1994 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Additional Information About The Board Of Directors", "Board Compensation Committee" and "Executive Compensation and Other Information" on pages 4 through 9 of the Company's Proxy Statement for its 1994 Annual Meeting, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements:

         The index to Consolidated Financial Statements and Schedules is set forth on page 10 hereof.

     (b) Reports on Form 8-K:

         A Form 8-K was filed on January 5, 1994, as amended February 24, 1994 in connection with the acquisition of certain assets and the assumption of certain liabilities of Edward Weck Incorporated.

     (c) Exhibits:

         The Exhibits are listed in the Index to Exhibits.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-84148 (filed June 28, 1989), 2-98715 (filed May 11, 1987) and 33-34753
(filed May 10, 1990):

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the date indicated below.

                                          TELEFLEX INCORPORATED

                                          By           LENNOX K. BLACK
                                            ------------------------------------
                                                      Lennox K. Black
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated below.

                                          By           LENNOX K. BLACK
                                            ------------------------------------
                                                      Lennox K. Black
                                               (Principal Executive Officer)

                                          By         HAROLD L. ZUBER, JR.
                                            ------------------------------------
                                                    Harold L. Zuber, Jr.
                                            (Principal Financial and Accounting
                                                          Officer)

     Pursuant to General Instruction D to Form 10-K, this report has been signed by Steven K. Chance as Attorney-in-Fact for a majority of the Board of Directors as of the date indicated below.

Lennox K. Black                      Director
Pemberton Hutchinson                 Director
Lewis E. Hatch, Jr.                  Director
Palmer E. Retzlaff                   Director
Donald Beckman                       Director
John H. Remer                        Director
Lewis W. Bluemle, Jr., M.D.          Director
Sigismundus W. W. Lubsen             Director
James W. Stratton                    Director
David S. Boyer                       Director

                                          By           STEVEN K. CHANCE
                                            ------------------------------------
                                                      Steven K. Chance
                                                      Attorney-in-Fact

Dated: March 25, 1994

                             TELEFLEX INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements together with the report thereon of Price Waterhouse dated February 9, 1994 on pages 19 to 27 of the accompanying 1993 Annual Report to Shareholders are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information, and those portions incorporated by specific reference in this document, the 1993 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedules together with the report thereon of Price Waterhouse dated February 9, 1994 on page 11 should be read in conjunction with the consolidated financial statements in such 1993 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                         FINANCIAL STATEMENT SCHEDULES

Schedules:

                                                                                         PAGE
                                                                                         ----
II     Amounts receivable from related parties.......................................     12
V      Property, plant and equipment.................................................     12
VI     Accumulated depreciation of property, plant and equipment.....................     13
VIII   Valuation and qualifying accounts.............................................     13
IX     Short-term borrowings.........................................................     13
X      Supplementary income statement information....................................     13

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of Teleflex Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 9, 1994 appearing on page 27 of the 1993 Annual Report to Shareholders of Teleflex Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 9, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (No. 2-84148, No. 2-98715 and No. 33-34753) of Teleflex Incorporated of our report dated February 9, 1994 appearing on page 27 of the 1993 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

PRICE WATERHOUSE

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
March 25, 1994

                             TELEFLEX INCORPORATED

             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES

                                                                         DEDUCTIONS
                                                                   -----------------------
                                      BALANCE AT                    AMOUNTS      AMOUNTS        BALANCE AT
         NAME OF DEBTOR            BEGINNING OF YEAR   ADDITIONS   COLLECTED   WRITTEN OFF      END OF YEAR
- ---------------------------------  -----------------   ---------   ---------   -----------   -----------------
Nouveau International, Inc.
                 1993............     $ 1,362,500      $ 564,500      -0-       $ (947,000)     $   980,000
                 1992............     $   512,500      $ 850,000      -0-              -0-      $ 1,362,500
                 1991............             -0-      $ 512,500      -0-              -0-      $   512,500

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 26, 1993

                                           BALANCE AT                      RETIREMENTS,       BALANCE AT
                                           BEGINNING     ADDITIONS AT       SALES AND           END OF
                                            OF YEAR         COST*       TRANSLATION EFFECT       YEAR
                                          ------------   ------------   ------------------   ------------
Land, buildings and improvements........  $ 87,312,400   $  8,606,700      $   (452,200)     $ 95,466,900
Machinery and equipment.................   192,802,400     77,477,500        (5,999,900)      264,280,000
Furniture and fixtures..................    17,154,600      5,701,200        (3,000,900)       19,854,900
Work orders in progress.................     3,627,500      1,009,300        (1,429,200)        3,207,600
                                          ------------   ------------   ------------------   ------------
                                          $300,896,900   $ 92,794,700      $(10,882,200)     $382,809,400
                                          ------------   ------------   ------------------   ------------
                                          ------------   ------------   ------------------   ------------

- ---------------
* Includes $64,037,400 in connection with acquisitions.

                      FOR THE YEAR ENDED DECEMBER 27, 1992

                                           BALANCE AT                      RETIREMENTS,       BALANCE AT
                                           BEGINNING     ADDITIONS AT       SALES AND           END OF
                                            OF YEAR         COST*       TRANSLATION EFFECT       YEAR
                                          ------------   ------------   ------------------   ------------
Land, buildings and improvements........  $ 79,339,500   $ 10,016,400      $ (2,043,500)     $ 87,312,400
Machinery and equipment.................   169,332,300     33,147,100        (9,677,000)      192,802,400
Furniture and fixtures..................    13,718,500      3,471,900           (35,800)       17,154,600
Work orders in progress.................     6,596,100      2,870,800        (5,839,400)        3,627,500
                                          ------------   ------------   ------------------   ------------
                                          $268,986,400   $ 49,506,200      $(17,595,700)     $300,896,900
                                          ------------   ------------   ------------------   ------------
                                          ------------   ------------   ------------------   ------------

- ---------------
* Includes $25,676,200 in connection with acquisitions.

                      FOR THE YEAR ENDED DECEMBER 29, 1991

                                           BALANCE AT                      RETIREMENTS,       BALANCE AT
                                           BEGINNING     ADDITIONS AT       SALES AND           END OF
                                            OF YEAR         COST*       TRANSLATION EFFECT       YEAR
                                          ------------   ------------   ------------------   ------------
Land, buildings and improvements........  $ 74,493,200   $  8,559,100      $ (3,712,800)     $ 79,339,500
Machinery and equipment.................   147,463,800     27,139,100        (5,270,600)      169,332,300
Furniture and fixtures..................    11,755,800      2,137,700          (175,000)       13,718,500
Work orders in progress.................     2,001,700      4,570,600            23,800         6,596,100
                                          ------------   ------------   ------------------   ------------
                                          $235,714,500   $ 42,406,500      $ (9,134,600)     $268,986,400
                                          ------------   ------------   ------------------   ------------
                                          ------------   ------------   ------------------   ------------

- ---------------
* Includes $19,457,000 in connection with acquisitions.

                             TELEFLEX INCORPORATED

                    SCHEDULE VI -- ACCUMULATED DEPRECIATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                                     BALANCE AT                         RETIREMENTS,         BALANCE AT
                                     BEGINNING       CHARGED TO          SALES AND             END OF
        FOR THE YEAR ENDED            OF YEAR          INCOME        TRANSLATION EFFECT         YEAR
- ----------------------------------  ------------     -----------     ------------------     ------------
December 26, 1993.................  $101,304,600     $26,146,800        $ (6,062,900)       $121,388,500
December 27, 1992.................  $ 90,187,100     $19,958,100        $ (8,840,600)       $101,304,600
December 29, 1991.................  $ 76,128,600     $17,473,500        $ (3,415,000)       $ 90,187,100

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           BALANCE AT     ADDITIONS       DOUBTFUL       BALANCE AT
                                           BEGINNING      CHARGED TO      ACCOUNTS         END OF
           FOR THE YEAR ENDED               OF YEAR         INCOME       WRITTEN OFF        YEAR
- -----------------------------------------  ----------     ----------     -----------     ----------
December 26, 1993........................  $2,701,100     $1,151,100     $(1,499,500)    $2,352,700
December 27, 1992........................  $2,418,600     $1,954,700     $(1,672,200)    $2,701,100
December 29, 1991........................  $1,849,800     $1,873,600     $(1,304,800)    $2,418,600

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                                                                                              WEIGHTED
                                                 WEIGHTED       MAXIMUM         AVERAGE       AVERAGE
                                 BALANCE AT      INTEREST       AMOUNT          AMOUNT         DURING
                                   END OF        RATE AT      DURING THE      DURING THE        THE
                                    YEAR         YEAR END        YEAR            YEAR          YEAR*
                                 -----------     --------     -----------     -----------     --------
1993
Bank Demand Loans..............  $55,737,500         6%       $55,737,500     $47,509,900         7%
1992
Bank Demand Loans..............  $39,448,000         8%       $48,110,000     $41,527,000         8%
1991
Bank Demand Loans..............  $41,880,800         9%       $41,880,800     $32,980,600         8%

- ---------------
* Determined using average of month-end balances.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                    FOR THE YEAR ENDED
                                                      ----------------------------------------------
                                                      DECEMBER 26,     DECEMBER 27,     DECEMBER 29,
                                                          1993             1992             1991
                                                      ------------     ------------     ------------
Depreciation of plant assets........................  $ 26,146,800     $ 19,958,100     $ 17,473,500
Taxes, other than income taxes......................  $ 22,780,221     $ 18,788,700     $ 15,865,700