Form 10-Q
period 1994-03-27
TELEFLEX INC
filed 1994-05-10
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 27, 1994

                                        OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from -------- to --------

                         Commission File Number 1-5353

                              TELEFLEX INCORPORATED
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                           23-1147939
- ------------------------     ------------------------------------
(State of Incorporation)     (IRS Employer Identification Number)

     630 West Germantown Pike, Suite 450
           Plymouth Meeting, PA                        19462
 -----------------------------------------          ---------
  (Address of Principal Executive Office)           (Zip Code)

                                (610) 834-6301
                     --------------------------------------
                     (Telephone Number Including Area Code)

                                        None
             -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                    Outstanding at March 27, 1994
- -----------------------------        -------------------------------
Common Stock, $1.00 Par Value                   17,140,450

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                     Assets

                                                          Mar. 27,   Dec. 26,
                                                            1994       1993
                                                          --------   --------
    Current assets
       Cash and cash equivalents                            $4,377    $11,255
       Accounts receivable less allowance for
         doubtful accounts                                 167,611    143,489
       Inventories
         Raw materials and manufactured parts               69,387     67,979
         Work-in-process and finished goods                 87,597     91,308
       Prepaid expenses                                      7,826      8,218
                                                         ---------  ---------
                                                           336,798    322,249
    Property, plant and equipment, at cost,
       less accumulated depreciation                       258,358    261,421
    Investments in affiliates                                6,587      5,297
    Intangibles and other assets                            50,865     51,609
                                                         ---------  ---------
                                                          $652,608   $640,576
                                                         =========  =========

                      Liabilities and shareholders' equity

    Current liabilities
       Current portion of borrowings and
         demand loans                                      $70,064    $70,739
       Accounts payable and accrued expenses                78,149     77,259
       Estimated income taxes payable                        6,009      2,855
                                                         ---------  ---------
                                                           154,222    150,853


    Long-term borrowings                                   182,301    183,504
    Deferred income taxes and other                         36,454     36,429
                                                         ---------  ---------
                                                           372,977    370,786


    Shareholders' equity                                   279,631    269,790
                                                         ---------  ---------
                                                          $652,608   $640,576
                                                         =========  =========

                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income

              (Dollars in Thousands Except for Per Share Amounts)


                                               Three Months Ended
                                               ------------------
                                               Mar. 27,   Mar. 28,
                                                 1994       1993
                                               --------   --------

    Revenues                                   $191,084   $157,575
                                               --------   --------
    Cost of sales                               132,576    108,318

    Operating expenses                           38,497     32,640

    Interest expense                              4,681      3,443
                                               --------   --------
                                                175,754    144,401
                                               --------   --------
    Income before taxes                          15,330     13,174

    Provision for taxes on income                 5,365      4,611
                                               --------   --------
    Net income                                   $9,965     $8,563
                                               ========   ========

    Earnings per share                            $0.57      $0.50

    Dividends per share                          $0.115     $0.105

    Average number of common and common
       equivalent shares outstanding             17,512     17,195

                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)



                                                          Mar. 27    Mar. 28,
                                                            1994       1993
                                                          -------    --------
    Cash flows from operating activities:
      Net income                                            $9,965     $8,563
      Adjustments to reconcile net income to cash
        flows from operating activities:
        Depreciation and amortization                        7,936      6,392
        (Increase) in accounts receivable                  (23,794)    (6,113)
         Decrease in inventory                               2,650      4,036
        (Increase) decrease in prepaid expenses                392       (567)
        (Decrease) increase in accounts payable
          and accrued expenses                                 708     (1,036)
        Increase in estimated income
          taxes payable                                      3,153        801
                                                           -------    -------
                                                             1,010     12,076
                                                           -------    -------
    Cash flows from financing activities:
      Proceeds from new borrowings                                     10,000
      Reduction in long-term borrowings                     (1,474)    (4,442)
      Increase (decrease) in current borrowings
        and demand loans                                      (349)     6,428
      Proceeds from stock option transactions
        and distribution of treasury shares                  1,262        155
      Dividends                                             (1,990)    (1,773)
                                                           -------    -------
                                                            (2,551)    10,368
                                                           -------    -------
    Cash flows from investing activities:
      Expenditures for plant assets                          4,104      4,836
      Payments for businesses acquired                                 37,065
      Investments in affiliates                              1,370        370
      Other                                                   (137)       690
                                                           -------    -------
                                                             5,337     42,961
                                                           -------    -------
    Net (decrease) in cash
      and cash equivalents                                  (6,878)   (20,517)
    Cash and cash equivalents at the
      beginning of the period                               11,255     36,331
                                                           -------    -------
    Cash and cash equivalents at the
      end of the period                                     $4,377    $15,814
                                                           =======    =======

                             Teleflex Incorporated


              Notes to Condensed Consolidated Financial Statements



Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended March 27, 1994 and March 28, 1993 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the
         financial position,   results of operations and cash flows for the
         periods then ended in accordance with the current requirements for Form 10-Q.


Note 2 At March 27, 1994, 1,277,990 shares of common stock were reserved for issuance under the Company's stock compensation plans.

               Management's Analysis of Quarterly Financial Data



         Revenues increased 21% to $191.1 million in the first quarter of 1994 compared to $157.6 million in 1993, resulting from gains in all three segments:
Commercial, Medical and Aerospace. Improved market conditions in the Automotive, Marine and Industrial product lines and new marine electronics products sales resulted in the Commercial Segment increase. Medical Segment revenues increased primarily from the acquisition of Edward Weck Incorporated in December 1993. Aerospace Segment revenues increased solely from the acquisition of Mal Tool & Engineering in March 1993.

         Overall gross product margin as a percentage of sales declined from 31.3% in 1993 to 30.6% in 1994 due to declines in Aerospace Segment margins which were offset partially by increases in the Commercial Segment. Operating expenses declined to 20.1% of sales in 1994 from 20.7% of sales in 1993 due to decreases, as a percentage of sales in the Commercial Segment offset by increases in the Aerospace and Medical Segments.

         Working capital increased from $171.4 million at December 26, 1993 to $182.6 million at March 27, 1994 due primarily to increased accounts receivable associated with the revenue gain. The ratio of current assets to current liabilities was 2.2 to 1 at March 27, 1994 compared to 2.1 to 1 at December 26, 1993. Cash provided by operations decreased during the first quarter of 1994 compared with 1993 due principally to growth in accounts receivable related to volume.

         Long-term borrowings of $182.3 million remained relatively constant with the level at December 26, 1993. Long-term debt to total capitalization was approximately 40% at both December 26, 1993 and at March 27, 1994. The decline in cash and cash equivalents resulted from the cash used to finance working capital, primarily accounts receivable.

                             Teleflex Incorporated

                           Part II Other Information




                   Item 6.  Exhibits and Reports on Form 8-K


              (A)  Reports on Form 8-K.

                   A Form 8-K was filed on January 5,
                   1994, as amended February 24, 1994 in
                   connection with the acquisition of
                   certain assets and the assumption of
                   certain liabilities of Edward Weck
                   Incorporated.

                             Teleflex Incorporated

                                   Signatures


         Pursuant to the requirements of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.


                                           TELEFLEX INCORPORATED




                                           /s/ Harold L. Zuber, Jr.
                                           -------------------------
                                           Harold L. Zuber, Jr.
                                           (Principal Financial and
                                            Accounting Officer)




                                           /s/ Steve K. Chance
                                           -------------------------
                                           Steven K. Chance
                                           (Vice President)



May 10, 1994