Form 10-Q
period 1994-06-26
TELEFLEX INC
filed 1994-08-11
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 1994

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

                         Commission File Number 1-5353
                         -----------------------------

                              TELEFLEX INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                         23-1147939
- - ------------------------                   ------------------------------------
(State of Incorporation)                   (IRS Employer Identification Number)

     630 West Germantown Pike, Suite 450
           Plymouth Meeting, PA                              19462
  ---------------------------------------                  ----------
  (Address of Principal Executive Office)                  (Zip Code)

                                (610) 834-6301
                     --------------------------------------
                     (Telephone Number Including Area Code)

                                        None
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                --------     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.


             Class                    Outstanding at June 26, 1994
- - -----------------------------         ----------------------------
Common Stock, $1.00 Par Value                   17,178,035

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                  Assets
                                                      June 26,     Dec. 26,
                                                        1994        1993
                                                      --------     --------
Current assets
   Cash and cash equivalents                           $17,025      $11,255
   Accounts receivable less allowance for              175,310      143,489
     doubtful accounts
   Inventories
     Raw materials and manufactured parts               71,974       67,979
     Work-in-process and finished goods                 86,076       91,308
   Prepaid expenses                                      7,615        8,218
                                                      --------     --------
                                                       358,000      322,249
Property, plant and equipment, at cost,
   less accumulated depreciation                       263,470      261,421
Investments in affiliates                                7,132        5,297
Intangibles and other assets                            50,130       51,609
                                                      --------     --------

                                                      $678,732     $640,576
                                                      ========     ========

                      Liabilities and shareholders' equity

Current liabilities
   Current portion of borrowings and
     demand loans                                      $70,080      $70,739
   Accounts payable and accrued expenses                86,284       77,259
   Estimated income taxes payable                        4,539        2,855
                                                      --------     --------
                                                       160,903      150,853


Long-term borrowings                                   189,229      183,504
Deferred income taxes and other                         37,021       36,429
                                                      --------     --------
                                                       387,153      370,786


Shareholders' equity                                   291,579      269,790
                                                      --------     --------

                                                      $678,732     $640,576
                                                      ========     ========

                            Teleflex Incorporated

                   Condensed Consolidated Statement of Income

              (Dollars in Thousands Except for Per Share Amounts)

                                  Three Months Ended       Six Months Ended
                                  -------------------   ----------------------
                                  June 26,  June 27,    June 26,     June 27,
                                    1994     1993         1994         1993
                                  --------   --------   --------      --------
Revenues                          $209,456   $174,921   $400,540      $332,496
                                  --------   --------   --------      --------

Cost of sales                      144,691    120,500    277,267       228,818

Operating expenses                  42,987     36,456     81,484        69,096

Interest expense                     4,584      3,715      9,265         7,158
                                  --------   --------   --------      --------

                                   192,262    160,671    368,016       305,072
                                  --------   --------   --------      --------

Income before taxes                 17,194     14,250     32,524        27,424

Provision for taxes on income        6,018      4,987     11,383         9,598
                                  --------   --------   --------      --------

Net income                         $11,176     $9,263    $21,141       $17,826
                                  ========   ========   ========      ========

Earnings per share                   $0.64      $0.54      $1.21         $1.04

Dividends per share                 $0.135     $0.115     $0.250        $0.220

Average number of common and
   common equivalent shares
   outstanding                      17,474     17,220     17,493        17,207


                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)

                                               Six Months Ended
                                              ------------------
                                              June 26,   June 27,
                                                1994      1993
                                              -------    -------
Cash flows from operating activities:
  Net income                                  $21,141    $17,826
  Adjustments to reconcile net income
    to cash flows from operating
    activities:
    Depreciation and amortization              16,226     13,731
    (Increase) in accounts receivable         (26,205)    (5,408)
    Decrease in inventory                       5,809      6,712
    Decrease (increase) in prepaid expenses       603       (441)
    Increase in accounts payable
      and accrued expenses                      6,582      5,234
    Increase (decrease) in estimated income
      taxes payable                             1,430     (4,135)
                                              -------    -------

                                               25,586     33,519
                                              -------    -------

Cash flows from financing activities:
  Proceeds from new borrowings                            10,667
  Reduction in long-term borrowings            (1,222)    (3,221)
  (Decrease) increase in current borrowings
    and demand loans                           (2,090)       520
  Proceeds from stock compensation plans
    and distribution of treasury shares         2,359      1,628
  Dividends                                    (4,286)    (3,722)
                                              -------    -------

                                               (5,239)     5,872
                                              -------    -------
Cash flows from investing activities:
  Expenditures for plant assets                10,293     10,703
  Payments for businesses acquired              1,564     37,065
  Investments in affiliates                     2,109      1,395
  Other                                           611      1,586
                                              -------    -------
                                               14,577     50,749
                                              -------    -------

Net increase (decrease) in cash
  and cash equivalents                          5,770    (11,358)
Cash and cash equivalents at the
  beginning of the period                      11,255     36,331
                                              -------    -------

Cash and cash equivalents at the
  end of the period                           $17,025    $24,973
                                              =======    =======

                             Teleflex Incorporated


              Notes to Condensed Consolidated Financial Statements



Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended June 26, 1994 and June 27, 1993 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.


Note 2 At June 26, 1994, 1,262,234 shares of common stock were reserved for issuance under the Company's stock compensation plans.

               Management's Analysis of Quarterly Financial Data



     Revenues increased 20% to $209.5 million in the second quarter of 1994 compared to $174.9 million in 1993. The increase was the result of gains in the Commercial Products and Medical Products segments which offset a decline in Aerospace Products and Services Segment sales. The Commercial Segment increase was brought about by improved market conditions for the Automotive, Marine and Industrial product lines and increased sales of new marine electronics products. Medical Segment sales increased primarily from the acquisition of Edward Weck Incorporated in December 1993. The decline in Aerospace Segment sales was attributable to continued weakness in the aerospace controls and commercial aviation markets.


     Overall gross product margin as a percentage of sales declined slightly from 31.1% in 1993 to 30.9% in 1994 due to a decline in the Aerospace Segment which was nearly offset by increases in Medical and Commercial Segment margins. Operating expenses decreased to 20.5% of sales in 1994 from 20.8% of sales in 1993 resulting generally from a decline in the Commercial Segment while the Medical Segment remained unchanged.


     Working capital increased from $171.4 million at December 26, 1993 to $197.1 million at June 26, 1994 due primarily to the increase in accounts receivable associated with the increase in revenues. The ratio of current assets to current liabilities was 2.2 to 1 at June 26, 1994 compared to 2.1 to 1 at December 26, 1993. Cash provided by operations decreased during the second quarter of 1994 compared with 1993 due to the volume-related increase in accounts receivable.


     Long-term borrowings increased from $183.5 million at December 26, 1993 to $189.2 million at June 26, 1994. The increase resulted principally from the effects of translation on the Company's foreign currency denominated long-term debt. Long-term debt to total capitalization was approximately 40% at both December 26, 1993 and at June 26, 1994.

                            Teleflex Incorporated

                          Part II Other Information





Item 6.  Exhibits and Reports on Form 8-K

   (A)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter.

                            Teleflex Incorporated

                                  Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TELEFLEX INCORPORATED



                                        /s/ Harold L. Zuber, Jr.
                                        ------------------------
                                        Harold L. Zuber, Jr.
                                         (Principal Financial and
                                          Accounting Officer)


                                        /s/ Steve K. Chance
                                        ------------------------
                                        Steven K. Chance
                                         (Vice President)



August 11, 1994