Form 10-Q
period 1994-09-25
TELEFLEX INC
filed 1994-10-28
CIK 96943

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                            Washington, D.C. 20549
                            ----------------------

                                  Form 10-Q
                                  ---------

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 25, 1994

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to
                                          --------    --------

                        Commission File Number 1-5353
                        -----------------------------

                            TELEFLEX INCORPORATED
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                           23-1147939
        ------------------------     -----------------------------------
        (State of Incorporation)     (IRS Employer Identification Number)

             630 West Germantown Pike, Suite 450
                    Plymouth Meeting, PA                        19462
           ---------------------------------------           ----------
           (Address of Principal Executive Office)           (Zip Code)

                                (610) 834-6301
                    --------------------------------------
                    (Telephone Number Including Area Code)

                                     None
           -------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X      No
                                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                  Outstanding at September 25, 1994
- -----------------------------       ---------------------------------
Common Stock, $1.00 Par Value                   17,219,146

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                     Assets

                                                      Sept. 25,  Dec. 26,
                                                        1994       1993
                                                      --------   --------
Current assets
   Cash and cash equivalents                           $35,964    $11,255
   Accounts receivable less allowance for
     doubtful accounts                                 176,819    143,489
   Inventories
     Raw materials and manufactured parts               74,475     67,979
     Work-in-process and finished goods                 90,455     91,308
   Prepaid expenses                                      7,382      8,218
                                                      --------   --------
                                                       385,095    322,249

Property, plant and equipment, at cost,
   less accumulated depreciation                       256,491    261,421
Investments in affiliates                                8,279      5,297
Intangibles and other assets                            49,163     51,609
                                                      --------   --------

                                                      $699,028   $640,576
                                                      ========   ========

                     Liabilities and shareholders' equity
Current liabilities
   Current portion of borrowings and
     demand loans                                      $72,657    $70,739
   Accounts payable and accrued expenses                92,385     77,259
   Estimated income taxes payable                        8,223      2,855
                                                      --------   --------
                                                       173,265    150,853

Long-term borrowings                                   191,079    183,504
Deferred income taxes and other                         37,399     36,429
                                                      --------   --------
                                                       401,743    370,786


Shareholders' equity                                   297,285    269,790
                                                      --------   --------

                                                      $699,028   $640,576
                                                      ========   ========

                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income
              (Dollars in Thousands Except for Per Share Amounts)


                                            Three Months Ended    Nine Months Ended
                                           --------------------  --------------------
                                           Sept. 25,  Sept. 26,  Sept. 25,  Sept. 26,
                                             1994       1993       1994       1993
                                           ---------  ---------  ---------  ---------
Revenues                                   $193,367   $156,878   $593,907   $489,374
                                           --------   --------   --------   --------

Cost of sales                               133,602    109,178    410,869    337,996

Operating expenses                           43,697     34,359    125,181    103,455

Interest expense                              4,688      3,680     13,953     10,838
                                           --------   --------   --------   --------

                                            181,987    147,217    550,003    452,289
                                           --------   --------   --------   --------

Income before taxes                          11,380      9,661     43,904     37,085

Provision for taxes on income                 3,983      3,757     15,366     13,355
                                           --------   --------   --------   --------

Net income                                   $7,397     $5,904    $28,538    $23,730
                                           ========   ========   ========   ========


Earnings per share                            $0.42      $0.34      $1.63      $1.38

Dividends per share                          $0.135     $0.115     $0.385     $0.335

Average number of common and common
   equivalent shares outstanding             17,543     17,298     17,509     17,238

                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)


                                                       Nine Months Ended
                                                      --------------------
                                                      Sept. 25,  Sept. 26,
                                                        1994       1993
                                                      ---------  ---------
Cash flows from operating activities:
  Net income                                           $28,538    $23,730
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                       24,128     21,019
    (Increase) in accounts receivable                  (26,622)    (3,898)
    Decrease in inventory                                  111      1,306
    Decrease (increase) in prepaid expenses                836       (400)
    Increase in accounts payable and
      accrued expenses                                  12,212      2,653
    Increase (decrease) in estimated income
      taxes payable                                      4,962     (4,159)
                                                      --------   --------

                                                        44,165     40,251
                                                      --------   --------

Cash flows from financing activities:
  Proceeds from new borrowings                           3,574     10,667
  Reduction in long-term borrowings                     (6,641)   (14,785)
  (Decrease)increase in current borrowings
    and demand loans                                      (358)     2,100
  Proceeds from stock compensation plans
    and distribution of treasury shares                  3,276      3,809
  Dividends                                             (6,607)    (5,678)
                                                      --------   --------

                                                        (6,756)    (3,887)
                                                      --------   --------

Cash flows from investing activities:
  Expenditures for plant assets                         15,739     17,568
  Payments for businesses acquired                       1,972     37,315
  Proceeds from sale of businesses and assets           (6,345)
  Investments in affiliates                              3,180        924
  Other                                                 (1,846)       346
                                                      --------   --------
                                                        12,700     56,153
                                                      --------   --------

Net increase (decrease) in cash
  and cash equivalents                                  24,709    (19,789)
Cash and cash equivalents at the
  beginning of the period                               11,255     36,331
                                                      --------   --------

Cash and cash equivalents at the
  end of the period                                    $35,964    $16,542
                                                      ========   ========

                             Teleflex Incorporated


              Notes to Condensed Consolidated Financial Statements



Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended September 25, 1994 and September 26, 1993 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to
         present fairly the financial position,   results of operations and
         cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.


Note 2 At September 25, 1994, 1,229,833 shares of common stock were reserved for issuance under the Company's stock compensation plans.

               Management's Analysis of Quarterly Financial Data



     Revenues increased 23% to $193.4 million in the third quarter of 1994 compared to $156.9 million in 1993. The increase was the result of gains in the Commercial Products and Medical Products segments while sales in the Aerospace Products and Services Segment declined slightly. The Commercial Segment increase was brought about by improved market conditions for the Automotive, Marine and Industrial product lines and increased sales of new marine electronics products. Medical Segment sales increased from the acquisition of Edward Weck Incorporated in December 1993 and higher volume in European markets. The decline in Aerospace Segment sales was attributable to continued weakness in the aerospace controls and commercial aviation markets.


     Overall gross profit as a percentage of sales improved slightly from 30.4% in 1993 to 30.9% in 1994 due to increases in Medical and Commercial Segment margins which offset a decline in the Aerospace Segment. Operating expenses increased from 21.9% of sales in 1993 to 22.6% of sales in 1994 resulting generally from an increase in the Aerospace Segment.


     Working capital increased from $171.4 million at December 26, 1993 to $211.8 million at September 25, 1994 due primarily to the increase in accounts receivable associated with the increase in revenues. The ratio of current assets to current liabilities was 2.2 to 1 at September 25, 1994 compared to
2.1 to 1 at December 26, 1993. Cash provided by operations increased during the third quarter of 1994 compared with 1993 which was due to higher net income and improvement in the changes in current liability accounts mainly related to timing.


     Long-term borrowings increased from $183.5 million at December 26, 1993 to $191.1 million at September 25, 1994. The increase resulted principally from the effects of translation on the Company's foreign currency denominated long-term debt. Long-term debt to total capitalization was approximately 40% at both December 26, 1993 and at September 25, 1994.

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



October 28, 1994