Form 10-K
TELEFLEX INC
filed 1995-03-24
CIK 96943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/ X /       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1994

                                       OR

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO
                                    -----------------    -----------------

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

         Common Stock, par value $1 per share--New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X          NO
                                -----          -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $504,387,985 as of February 1, 1995.

     The registrant had 17,283,442 Common Shares outstanding as of February 1, 1995.

     Documents Incorporated by Reference: (a) Annual Report to Shareholders for the fiscal year ended December 25, 1994, incorporated partially in Part I and
Part II hereof; and (b) Proxy Statement for the 1995 Annual Meeting of Shareholders, incorporated partially in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Company* was incorporated in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, the Company began to emphasize products and services in a broader range of economically diverse markets to reduce its vulnerability to economic cycles. Since the mid-1970s, the Company's investments have been directed toward specific market niches employing its technical capabilities to provide solutions to specific engineering problems and, more recently toward expanding into new but related medical businesses. The continuing stream of new products and value-added product improvements that have resulted from this strategy have enabled the Company to participate in larger market segments. Several of these new products and product improvements were developed by means of an unusual investment program of the Company called the New Venture Fund. Established in 1972, the Fund directs monies representing one-half percent of sales into the development of new products and services. This concept allows for entrepreneurial risk taking in new areas by encouraging innovation and competition among the Company's managers for funds to pursue new programs and activities independent of their operating budgets. Examples of New Venture projects include the initial funding of SermeTel(R) research and most of the early seed money for certain medical products.

     The Company's business is separated into three segments -- Aerospace Products and Services, Medical Products and Commercial Products.

AEROSPACE PRODUCTS AND SERVICES SEGMENT

     The Aerospace Products and Services Segment serves the aerospace, defense and turbine engine markets. Its businesses design and manufacture precision controls and systems for both military and commercial application; provide coating and repair services for turbine engine manufacturers, operators and overhaulers; and manufacture airfoils for both flight and land-based turbine engines.

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

     In the early 1960s, aircraft manufacturers began to encounter high temperature lubrication problems in connection with mechanical controls for aircraft jet engines. Through its subsidiary, Sermatech International, the Company utilized its aerospace experience and engineering capabilities to develop a series of formulations of inorganic coatings to solve these high temperature lubrication problems. These products were further developed by the Company and sold under the trademark SermeTel(R) to provide anti-corrosion protection for compressor blades and other airfoils. Sermatech International through a network of facilities in five countries, provides a variety of sophisticated protective coatings and other services for gas turbine engine components; highly-specialized repairs for critical components such as fan blades and airfoils; and manufacturing and high quality dimensional finishing of airfoils.

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

MEDICAL PRODUCTS SEGMENT

     Within the Medical Products Segment, the Company operates three businesses:
TFX OEM, Rusch International and Pilling Weck. In the late 1970s, the Company decided to apply its polymer technologies to the medical market, and began by extruding intravenous catheter tubing which it sold to original equipment manufacturers. Through TFX OEM, the Company produces standard and custom-designed semi-finished components for other medical device manufacturers using its polymer materials and processing technology. Through acquisitions the Company established the other two product lines of this segment: hospital supply and surgical devices.

     In 1989, the acquisition of Willy Rusch AG and affiliates in Germany brought with it an established manufacturing base and distribution network, particularly in Europe. This and other smaller acquisitions designed to broaden the Company's product offerings form the base of the hospital supply business. The Company conducts its hospital supply business under the name of Rusch International. This business includes the manufacture and sale of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. The Rusch International product offerings include among others latex catheters, endotracheal tubes, laryngoscopes, face masks and tracheostomy tubes.

     The acquisitions of the Pilling Company in 1991 and Edward Weck Incorporated in 1993 became the foundation of the surgical devices business now operating as Pilling Weck. The Weck acquisition was assimilated during 1994 into the existing surgical device operations. The combination of Pilling and Weck significantly expands the product offerings, marketing opportunities and selling capabilities in the surgical devices market in the United States; and provides opportunities for increasing international sales. During 1994, smaller acquisitions were made to balance the Company's product offerings in Europe. Pilling Weck manufactures and distributes primarily through its own sales force instruments used in both traditional (open) and minimally-invasive surgical procedures including general and specialized surgical instruments such as scissors, forceps, vascular clamps, needle holders, retractors, ligation clips, appliers, skin staples and electrosurgery products.

COMMERCIAL PRODUCTS SEGMENT

     The Commercial Products Segment involves the design and manufacture of mechanical, electrical, and hydraulic controls and electronic products for the pleasure marine market; proprietary mechanical controls for the automotive market; and certain innovative proprietary products for the fluid transfer and outdoor power equipment markets.

     Products in the Commercial Products Segment generally are less complex and are produced in higher unit volume, are manufactured for general distribution, as well as custom fabricated to meet individual customer needs. Consumer spending patterns generally influence the market trends for these products.

     The Commercial Products Segment consists of three major product lines:
Marine, Automotive and Industrial.

     The Company is a leading domestic producer of mechanical steering systems for pleasure power boats. It also manufactures hydraulic steering systems, engine throttle and shift controls, electrical instrumentation and recently has expanded into electronic navigation, location and communication systems. In 1991 the Company acquired Marinex Industries, Ltd., a British manufacturer of marine electronics. Its Cetrek autopilots and navigational equipment complement Teleflex's hydraulic steering products which together can be sold to both the commercial and pleasure marine markets. Techsonic Industries, Inc., a manufacturer of marine information systems (electronic navigation, communication and fish location devices) sold through mass merchandisers under the Humminbird brand name, became a wholly owned subsidiary in 1992. In 1994, the Company acquired TX Controls, a Swedish manufacturer of mechanical and hydraulic steering systems, engine control systems and cables for application on marine craft and industrial vehicles. The acquisition of TX Controls, along with Marinex, enhanced the Company's access to the international marine market. Aside from the Humminbird products, the Company's marine products are sold principally to boat builders, in the aftermarket, and are used principally on pleasure craft but also have application on commercial vessels.

     The Company is a major supplier of mechanical controls to the domestic automotive market. The principal products in this market are accelerator, transmission, shift, park lock, window regulator controls and a new heat resistant flexible fuel line. Acceptance by the automobile manufacturers of a Company-developed control for use on a new model ordinarily assures the Company a large, but not exclusive, market share for the supply of that control. The sales of mechanical automotive controls were $123,390,000, $139,128,000 and $164,500,000 in 1992, 1993 and 1994, respectively.

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

MARKETING

     In 1994, the percentages of the Company's consolidated net sales represented by its major markets were as follows: aerospace -- 25%; medical -- 31%; marine and industrial -- 24%; and automotive -- 20%.

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

     For information on foreign operations, export sales, and principal customers, see text under the heading "Business segments and other information" on page 26 of the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

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

BACKLOG

     As of December 25, 1994 the Company's backlog of firm orders for the Aerospace Products and Services Segment was $106 million, of which it is anticipated that approximately three-fourths will be filled in 1995. The Company's backlog for Aerospace Products and Services on December 26, 1993 was $94 million.

     As of December 25, 1994 the Company's backlog of firm orders for the Medical Products and Commercial Products segments was $21 million and $74 million, respectively. This compares with $23 million and $54 million, respectively, as of December 26, 1993. Substantially all of the December 25, 1994 backlog will be filled in 1995. Most of the Company's medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

EMPLOYEES

     The Company had approximately 9,000 employees at December 25, 1994.

EXECUTIVE OFFICERS

     The names and ages of all executive officers of the Company as of March 1, 1995 and the positions and offices with the Company held by each such officer are as follows:

                                                        POSITIONS AND OFFICES
          NAME              AGE                             WITH COMPANY
------------------------    ---     -------------------------------------------------------------
Lennox K. Black             64      Chairman of the Board, Chief Executive Officer and Director
David S. Boyer              52      President and Director
John J. Sickler             52      President -- TFX Equities Inc.
Dr. Roy C. Carriker         57      President and Chief Operating Officer -- TFX Aerospace
Richard A. Woodfield        52      President and Chief Operating Officer -- TFX Medical
Harold L. Zuber, Jr.        45      Vice President, Chief Financial Officer and Controller
Steven K. Chance            49      Vice President, General Counsel and Secretary
Ira Albom                   65      Senior Vice President
Louis T. Horvath            56      Vice President -- Quality Management
Ronald D. Boldt             52      Vice President -- Human Resources
Janine Dusossoit            41      Vice President -- Investor Relations
Thomas M. Byrne             48      Assistant Treasurer

     Mr. Boyer was elected as a director on December 6, 1993.

     Mr. Sickler was elected Senior Vice President and President of TFX Equities Inc. on December 3, 1990. Prior to that date he was President and Chief Operating Officer -- Aerospace/Defense Group.

     Dr. Carriker was named President and Chief Operating Officer -- TFX Aerospace on January 3, 1994. Prior to that date he was President -- Sermatech International.

     Mr. Woodfield was elected President and Chief Operating Officer -- TFX Medical on March 9, 1992. Prior to that date, he was President of Empire Abrasive Equipment Corporation.

     Mr. Chance was elected to the position of Secretary on December 3, 1990.

     Mr. Boldt was named to the position of Vice President -- Human Resources on March 9, 1992. Prior to that date he was Director of Human Resources.

     Ms. Dusossoit was named to the position of Vice President -- Investor Relations on March 1, 1993. From April 1, 1992 to March 1, 1993 she was Director of Investor Relations. Prior to that date she was a business consultant.

     Mr. Byrne was elected Assistant Treasurer on December 3, 1990. Prior to that date, he was Director of Internal Auditing.

     Officers are elected by the Board of Directors for one year terms. No family relationship exists between any of the executive officers of the Company.

ITEM 2.  PROPERTIES

     The Company's operations have approximately 90 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses and other facilities. The properties are maintained in good operating condition. All the plants are suitably equipped and utilized, and have space available for the activities currently conducted therein and the increased volume expected in the foreseeable future.

     The following are the Company's major facilities:

                                                               SQUARE      OWNED OR     EXPIRATION
                          LOCATION                             FOOTAGE      LEASED         DATE
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
Hausham, Germany.............................................   30,000       Owned           N/A

MEDICAL PRODUCTS SEGMENT
Kernen, Germany..............................................  263,000       Owned           N/A
Durham, NC...................................................  144,000       Owned           N/A
Kernen, Germany..............................................  114,000      Leased          2013
Taiping, Malaysia............................................   85,000       Owned           N/A
Lurgan, Northern Ireland.....................................   80,000       Owned           N/A
Duluth, GA...................................................   69,000      Leased          1999
Fort Washington, PA..........................................   65,000       Owned           N/A
Jaffrey, NH..................................................   60,000       Owned(1)        N/A
Gembloux, Belgium............................................   53,000      Leased          1995
Montevideo, Uruguay..........................................   45,000       Owned           N/A
Bourg-en-Bresse, France......................................   38,000      Leased          1999
Bad Liebenzell, Germany......................................   36,000      Leased          2000
Betschdorf, France...........................................   32,000       Owned           N/A
High Wycombe, England........................................   25,000      Leased          2012
Betschdorf, France...........................................   23,000      Leased          1999
Limerick, Ireland............................................   16,000      Leased          2020

COMMERCIAL PRODUCTS SEGMENT
Van Wert, OH.................................................  110,000       Owned(1)        N/A
Limerick, PA.................................................  110,000       Owned           N/A

                                                               SQUARE      OWNED OR     EXPIRATION
                          LOCATION                             FOOTAGE      LEASED         DATE
-------------------------------------------------------------  -------     --------     ----------
Hagerstown, MD...............................................  103,000       Owned(1)        N/A
Waterbury, CT................................................   99,000      Leased          1998
Eufaula, AL..................................................   98,000       Owned           N/A
Suffield, CT.................................................   90,000      Leased          1998
Hillsdale, MI................................................   75,000       Owned(1)        N/A
Willis, TX...................................................   65,000       Owned(1)        N/A
Eufaula, AL..................................................   61,000       Owned           N/A
Lebanon, VA..................................................   52,000       Owned(1)        N/A
Goteborg, Sweden.............................................   37,000       Owned           N/A
Vancouver, B.C., Canada......................................   30,000       Owned           N/A
Troy, MI.....................................................   29,000      Leased          2003
Sarasota, FL.................................................   25,000       Owned           N/A
Poole, England...............................................   20,000       Owned           N/A

---------------
(1) The Company is the beneficial owner of these facilities under installment sale or similar financing agreements.

     In addition to the above, the Company owns or leases approximately 500,000 square feet of warehousing, manufacturing and office space located in the United States, Canada and Europe.

ITEM 3.  LEGAL PROCEEDINGS

     Two subsidiaries of the Company have been identified as potentially responsible parties (PRPs) in connection with the Casmalia Resources Hazardous Waste Management Facility. The Company has joined a group of other PRPs, predominately in the aerospace industry, to negotiate with the United States Environmental Protection Agency a good faith offer to take over responsibility for a program of closure and post-closure care of the site. The PRPs from the aerospace industry are currently engaged in negotiations with a second PRP group with the aim of providing a common negotiating front with the Environmental Protection Agency.

     In July 1994, the North Penn Water Authority ("NPWA") instituted suit against the Company in the United States District Court for the Eastern District of Pennsylvania. NPWA alleges that acts or omissions of the Company and four other defendants caused releases of chlorinated solvents that have contaminated, and continue to contaminate, one of NPWA's wells located near Lansdale, Pennsylvania. NPWA seeks injunctive relief to require defendants to abate the alleged contamination. NPWA also seeks the recovery of costs allegedly incurred because of the contamination. The Company filed an answer denying any liability to NPWA for the claims made in the complaint and is vigorously defending this action. The parties are engaged in settlement negotiations.

     In the opinion of the Company's management, based on the current allocation formula and the facts presently known, the ultimate outcome of these environmental matters will not result in a liability material to the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     See "Quarterly Financial Data" on page 27 of the Company's 1994 Annual Report to Shareholders for market price and dividend information. Also see the Note entitled "Borrowings and Leases" on page 23 of such Annual Report for certain dividend restrictions under loan agreements, all of which information is incorporated herein by reference. The Company had approximately 1,500 registered shareholders at February 1, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

     See pages 28 through 31 of the Company's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the text under the heading "Financial Review" on pages 32 through 37 of the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 19 through 27 of the Company's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's Directors and Director nominees, see "Election Of Directors" and "Additional Information About The Board Of Directors" on pages 2 through 4 of the Company's Proxy Statement for its 1995 Annual Meeting, which information is incorporated herein by reference.

     For information with respect to the Company's Executive Officers, see Part I of this report on pages 4 and 5, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Additional Information About The Board of Directors", "Board Compensation Committee", "Five-Year Shareholder Return Comparison" and "Executive Compensation and Other Information" on pages 4 through 10 and "Amendments to the 1990 Stock Compensation Plan" on pages 10 through 13 of the Company's Proxy Statement for its 1995 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" on pages 1 and 2 and "Election Of Directors" on pages 2 through 4 of the Company's Proxy Statement for its 1995 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Additional Information About The Board Of Directors", "Board Compensation Committee" and "Executive Compensation and Other Information" on pages 4 through 10 of the Company's Proxy Statement for its 1995 Annual Meeting, which information is incorporated herein by reference.

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

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-84148 (filed June 28, 1989), 2-98715 (filed May 11, 1987), 33-34753
(filed May 10, 1990) and 33-53385 (filed April 29, 1994):

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

Lennox K. Black                      Director
Pemberton Hutchinson                 Director
Lewis E. Hatch, Jr.                  Director
Palmer E. Retzlaff                   Director
Donald Beckman                       Director
John H. Remer                        Director
Sigismundus W. W. Lubsen             Director
James W. Stratton                    Director
David S. Boyer                       Director

                                          By           STEVEN K. CHANCE
                                            ------------------------------------
                                                      Steven K. Chance
                                                      Attorney-in-Fact

Dated: March 24, 1995

                             TELEFLEX INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements together with the report thereon of Price Waterhouse LLP dated February 9, 1995 on pages 19 to 27 of the accompanying 1994 Annual Report to Shareholders are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information, and those portions incorporated by specific reference in this document, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedule together with the report thereon of Price Waterhouse LLP dated February 9, 1995 on page 11 should be read in conjunction with the consolidated financial statements in such 1994 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          FINANCIAL STATEMENT SCHEDULE

Schedule:

                                                                                         PAGE
                                                                                         ----
VIII   Valuation and qualifying accounts.............................................     12

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Teleflex Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 9, 1995 appearing on page 27 of the 1994 Annual Report to Shareholders of Teleflex Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 9, 1995

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (No. 2-84148, No. 2-98715, No. 33-34753, and No. 33-53385) of Teleflex Incorporated of our report dated February 9, 1995 appearing on page 27 of the 1994 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
March 24, 1995

                             TELEFLEX INCORPORATED

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           BALANCE AT     ADDITIONS       DOUBTFUL       BALANCE AT
                                           BEGINNING      CHARGED TO      ACCOUNTS         END OF
           FOR THE YEAR ENDED               OF YEAR         INCOME       WRITTEN OFF        YEAR
-----------------------------------------  ----------     ----------     -----------     ----------
December 25, 1994........................  $2,352,700     $1,251,800     $  (567,600)    $3,036,900
December 26, 1993........................  $2,701,100     $1,151,100     $(1,499,500)    $2,352,700
December 27, 1992........................  $2,418,600     $1,954,700     $(1,672,200)    $2,701,100

March 20, 1995

                               INDEX TO EXHIBITS

EXHIBIT

3 (a) - The Company's Articles of Incorporation (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company's Articles of Incorporation is incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company's Articles of Incorporation is incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q for the period ended June 25, 1989 (filed with Form 8, dated August 23, 1989).

         (b) - The Company's Bylaws are incorporated herein by reference to
Exhibit 3(b) of the Company's Form 10-K for the year ended December 28, 1987.

10 (a) - The 1982 Stock Option Plan, incorporated herein by reference to the Company's registration statement on Form S-8 (Registration No. 2-84148), as supplemented, with amendments of April 26, 1991 incorporated by reference to the Company's definitive Proxy Statement for the 1991 Annual Meeting of Shareholders.

         (b) - The 1990 Stock Compensation Plan, incorporated herein by reference to the Company's registration statement on Form S-8 (Registration No. 33-34753), with amendments of April 26, 1991 incorporated by reference to the Company's definitive Proxy Statement for the 1991 Annual Meeting of Shareholders.

         (c) - The Salaried Employees' Pension Plan, as amended and restated in its entirety, effective July 1, 1985 and the retirement income plan as amended and restated in its entirety effective January 1, 1994 and related Trust Agreements, dated July 1, 1994.

         (d) - Description of deferred compensation arrangements between the Company and its Chairman, L.K. Black, incorporated by reference to the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

         (e) - Information on the Company's Profit Participation Plan,

INDEX TO EXHIBITS . . . PAGE 2

insurance arrangements with certain officers and deferred compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and compensation arrangements with directors is incorporated by reference to the Company's definitive Proxy Statement for the 1993, 1994 and 1995 Annual Meeting of Shareholders.

         (f) - The Company's Voluntary Investment Plan is incorporated by reference to Exhibit 28 of the Company's registration statement on Form S-8 (Registration No. 2-98715).

         (g) - Asset Purchase Agreement between Teleflex Incorporated and Edward Weck Incorporated dated as of November 15, 1993 incorporated by reference to Exhibit 2 of the Company's Form 8-K filed January 5, 1994.

13 - Pages 19 through 31 of the Company's Annual Report to Shareholders for the period ended December 25, 1994.

22 - The Company's Subsidiaries.

24 - Consent of Independent Accountants (see page 11 herein).

25 - Power of Attorney.