Form 10-Q
period 1995-03-26
TELEFLEX INC
filed 1995-05-09
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 1995

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

                                         Yes   X      No
                                             -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                  Outstanding at March 26, 1995
- -----------------------------       -----------------------------
Common Stock, $1.00 Par Value                   17,394,544

                            Teleflex Incorporated

                     Condensed Consolidated Balance Sheet
                            (Dollars in Thousands)


                               Assets

                                                           Mar. 26,      Dec. 25,
                                                             1995          1994
                                                           --------      --------
Current assets
   Cash and cash equivalents                               $ 12,801      $ 24,094
   Accounts receivable less allowance for
     doubtful accounts                                      199,759       183,745
   Inventories
     Raw materials and manufactured parts                    77,792        75,269
     Work-in-process and finished goods                     112,054        97,836
   Prepaid expenses                                           5,744         9,273
                                                           --------      --------
                                                            408,150       390,217

Property, plant and equipment, at cost,
   less accumulated depreciation                            265,786       264,318
Investments in affiliates                                     7,337         7,980
Intangibles and other assets                                 47,524        48,274
                                                           --------      --------

                                                           $728,797      $710,789
                                                           ========      ========

                Liabilities and shareholders' equity

Current liabilities
   Current portion of borrowings and
     demand loans                                          $ 69,397      $ 63,678
   Accounts payable and accrued expenses                     92,063        96,144
   Estimated income taxes payable                            15,405         9,851
                                                           --------      --------
                                                            176,865       169,673


Long-term borrowings                                        189,217       190,499
Deferred income taxes and other                              40,944        41,592
                                                           --------      --------
                                                            407,026       401,764


Shareholders' equity                                        321,771       309,025
                                                           --------      --------

                                                           $728,797      $710,789
                                                           ========      ========

                             Teleflex Incorporated

                  Condensed Consolidated Statement of Income

              (Dollars in Thousands Except for Per Share Amounts)


                                                             Three Months Ended
                                                           ----------------------
                                                           Mar. 26,      Mar. 27,
                                                             1995          1994
                                                           --------      --------
Revenues                                                   $226,893      $191,084
                                                           --------      --------

Cost of sales                                               155,119       132,576

Operating expenses                                           48,006        38,497

Interest expense                                              4,794         4,681
                                                           --------      --------

                                                            207,919       175,754
                                                           --------      --------

Income before taxes                                          18,974        15,330

Provision for taxes on income                                 6,641         5,365
                                                           --------      --------

Net income                                                 $ 12,333      $  9,965
                                                           ========      ========


Earnings per share                                            $0.70         $0.57

Dividends per share                                          $0.135        $0.115

Average number of common and common
   equivalent shares outstanding                             17,633        17,512

                             Teleflex Incorporated

                Condensed Consolidated Statement of Cash Flows
                            (Dollars in Thousands)


                                                             Three Months Ended
                                                           ----------------------
                                                           Mar. 26,      Mar. 27,
                                                             1995          1994
                                                           --------      --------
Cash flows from operating activities:
  Net income                                                $12,333       $ 9,965
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                             8,733         7,936
    (Increase) in accounts receivable                        (8,714)      (23,794)
    (Increase) decrease in inventory                         (9,149)        2,650
    Decrease in prepaid expenses                              3,920           392
    Increase (decrease) in accounts payable
      and accrued expenses                                   (7,305)          708
    Increase in estimated income
      taxes payable                                           5,052         3,153
                                                            -------       -------

                                                              4,870         1,010
                                                            -------       -------

Cash flows from financing activities:
  Proceeds from new borrowings                                3,580
  Reduction in long-term borrowings                         (12,065)       (1,474)
  Increase (Decrease) in current borrowings
    and demand loans                                          3,663          (349)
  Proceeds from stock compensation plans
    and distribution of treasury shares                       2,747         1,262
  Dividends                                                  (2,333)       (1,990)
                                                            -------       -------

                                                             (4,408)       (2,551)
                                                            -------       -------

Cash flows from investing activities:
  Expenditures for plant assets                               7,187         4,104
  Payments for businesses acquired                            3,768
  Investments in affiliates                                     127         1,370
  Other                                                         673          (137)
                                                            -------       -------
                                                             11,755         5,337
                                                            -------       -------

Net (decrease) in cash
  and cash equivalents                                      (11,293)       (6,878)
Cash and cash equivalents at the
  beginning of the period                                    24,094        11,255
                                                            -------       -------

Cash and cash equivalents at the
  end of the period                                         $12,801       $ 4,377
                                                            =======       =======

                             Teleflex Incorporated


              Notes to Condensed Consolidated Financial Statements



Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended March 26, 1995 and March 27, 1994 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.


Note 2 At March 26, 1995, 1,079,932 shares of common stock were reserved for issuance under the Company's stock compensation plans.

Note 3   Business segment information:

                                        Three months ended
                                               (000)
                                  March 26, 1995   March 27, 1994
Sales
  Commercial Products                   $107,309         $ 88,584
  Medical Products                        68,269           57,381
  Aerospace Products and Services         51,315           45,119
                                        --------         --------
    Total                               $226,893         $191,084
                                        ========         ========

Operating profit
  Commercial Products                   $ 17,234         $ 14,281
  Medical Products                         7,639            7,005
  Aerospace Products and Services          1,727              776
                                        --------         --------
    Total                               $ 26,600         $ 22,062
                                        ========         ========

               Management's Analysis of Quarterly Financial Data


Results of operations:

Overall

         Revenues increased 19% in the first quarter of 1995 to $226,893 from $191,084 in 1994. The increase was the result of gains in all three segments, Commercial, Medical and Aerospace. The company generated over 80% of the increase internally while the remainder was the result of several small acquisitions made over the last year. Increases in foreign currency translation rates had a small favorable impact on the overall revenue growth of the company. The Commercial, Medical and Aerospace segments comprised 47%, 30% and 23% of the company's net sales, respectively.

         Gross product margin improved from 30.6% in 1994 to 31.6% in 1995 due primarily to an increase in the Aerospace Segment. The increase in operating expenses from 20.1% of sales in 1994 to 21.2% in 1995 resulted primarily from an increase in the Medical Segment which offset a decline in the Aerospace Segment.

         Operating profit increased 21% in the first quarter of 1995 from $22,062 to $26,600 and operating margin improved from 11.5% of sales to 11.7%. All three segments reported increases in operating profit while the gain in operating margin was the result of an increase in the Aerospace Segment.

         The 1995 increase in interest expense was due primarily to the effects of translation of the company's foreign currency denominated borrowings and, to a lesser extent, an increase in average borrowings. The effective tax rate was 35% in both 1995 and 1994. Net income in 1995 increased 24% to $12,333 compared with $9,965 in 1994 while earnings per share increased 23% to $.70 per share from $.57 in 1994.

Industry Segment Review

        Sales in the Commercial Segment increased 21% from $88,584 in 1994 to $107,309 in 1995. All three product lines, Automotive, Marine and Industrial, reported higher sales from continuing improvements in market conditions and sales of new products. Operating profit increased 21% from $14,281 to $17,234 while operating margin remained constant at 16% of sales. Operating profit increased on the higher volume while expansion costs in the United States and Europe kept operating margin at the prior year's level.

         The Medical Segment sales increased 19% from $57,381 in 1994 to $68,269 in 1995. The increase was generated primarily internally and, to a lesser extent, from several small acquisitions made in 1994 and increases in foreign
currency translation rates.   Operating profit increased 9% from $7,005 in 1994
to $7,639 in 1995 while operating margin declined from 12.2% in 1994 to 11.2% in 1995. The decline in operating margin resulted from additional expenses associated with assimilating the 1994 acquisitions into the existing Medical businesses and from new product development costs.

         The Aeropsace Segment sales increased 14% from $45,119 in 1994 to $51,315 in 1995 due to gains in aerospace controls product line sales. Operating profit increased 123% from $776 in 1994 to $1,727 in 1995 and operating margin increased from 1.7% to 3.4% of sales. Both increases were the result of the higher volume and the capactiy consolidation and productivity improvements made during 1994.

Cash Flow and Financial Position

         Cash flow from operations increased $3,860 in the first quarter of 1995 compared with 1994. The gain was the result of higher net income and slower growth in accounts receivable offset by increases in inventories and the timing of other cash payments. Working capital increased from $220,544 at December 25, 1994, to $231,285 at March 26, 1995. The ratio of current assets to current liabilities was 2.3 to 1 at both period ends. Long-term borrowings decreased by $1,282 from $190,499 at December 25, 1994, to $189,217 at March 26, 1995. The decline was the result of payments on long-term borrowings which were substantially offset by the effects of translation rates on the company's foreign currency denominated debt. Primarily as a result of the increase in shareholders' equity, long-term borrowings to total capitalization improved from 38% at December 25, 1994, to 37% at March 26, 1995.

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


                                  TELEFLEX INCORPORATED




                                  /s/ Harold L. Zuber, Jr.
                                  ------------------------
                                  Harold L. Zuber, Jr.
                                  (Principal Financial and
                                   Accounting Officer)




                                  /s/ Steven K. Chance
                                  ------------------------
                                  Steven K. Chance
                                  (Vice President)



May 8, 1995