Form 10-Q
period 1995-06-25
TELEFLEX INC
filed 1995-08-09
CIK 96943

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                            Washington, D.C. 20549
                            ----------------------

                                   Form 10-Q
                                   ---------

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 25, 1995

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 1-5353
                         -----------------------------

                             TELEFLEX INCORPORATED
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

       Delaware                            23-1147939
------------------------      ------------------------------------
(State of Incorporation)      (IRS Employer Identification Number)

     630 West Germantown Pike, Suite 450
           Plymouth Meeting, PA                        19462
  ---------------------------------------           ----------
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

                                     Yes   X      No
                                         -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                  Outstanding at June 25, 1995
-----------------------------       ----------------------------
Common Stock, $1.00 Par Value                   17,463,136

                             Teleflex Incorporated

                     Condensed Consolidated Balance Sheet
                            (Dollars in Thousands)


                         Assets
                         ------
                                                   June 25,   Dec. 25,
                                                     1995       1994
                                                   --------   --------
Current assets
   Cash and cash equivalents                       $ 33,812   $ 24,094
   Accounts receivable less allowance for
     doubtful accounts                              189,482    183,745
   Inventories
     Raw materials and manufactured parts            80,909     75,269
     Work-in-process and finished goods             113,193     97,836
   Prepaid expenses                                   5,619      9,273
                                                   --------   --------
                                                    423,015    390,217

Property, plant and equipment, at cost,
   less accumulated depreciation                    268,519    264,318
Investments in affiliates                             7,417      7,980
Intangibles and other assets                         46,725     48,274
                                                   --------   --------

                                                   $745,676   $710,789
                                                   ========   ========

       Liabilities and shareholders' equity
       ------------------------------------

Current liabilities
   Current portion of borrowings and
     demand loans                                  $ 70,424   $ 63,678
   Accounts payable and accrued expenses             94,102     96,144
   Estimated income taxes payable                    14,944      9,851
                                                   --------   --------
                                                    179,470    169,673


Long-term borrowings                                190,672    190,499
Deferred income taxes and other                      39,927     41,592
                                                   --------   --------
                                                    410,069    401,764


Shareholders' equity                                335,607    309,025
                                                   --------   --------

                                                   $745,676   $710,789
                                                   ========   ========

                             Teleflex Incorporated

                  Condensed Consolidated Statement of Income

              (Dollars in Thousands Except for Per Share Amounts)


                                         Three Months Ended           Six Months Ended
                                        ---------------------       --------------------
                                        June 25,     June 26,       June 25,    June 26,
                                          1995        1994            1995       1994
                                        --------    --------        --------    --------
Revenues                                $233,888    $209,456        $460,781    $400,540
                                        --------    --------        --------    --------

Cost of sales                            159,664     144,691         314,783     277,267

Operating expenses                        48,896      42,987          96,902      81,484

Interest expense                           4,861       4,584           9,655       9,265
                                        --------    --------        --------    --------

                                         213,421     192,262         421,340     368,016
                                        --------    --------        --------    --------

Income before taxes                       20,467      17,194          39,441      32,524

Provision for taxes on income              7,163       6,018          13,804      11,383
                                        --------    --------        --------    --------

Net income                              $ 13,304    $ 11,176        $ 25,637    $ 21,141
                                        ========    ========        ========    ========


Earnings per share                      $   0.75    $   0.64        $   1.45    $   1.21

Dividends per share                     $  0.155    $  0.135        $  0.290    $  0.250

Average number of common and common
   equivalent shares outstanding          17,813      17,474          17,723      17,493

                             Teleflex Incorporated

                Condensed Consolidated Statement of Cash Flows
                            (Dollars in Thousands)


                                                               Six Months Ended
                                                              -------------------
                                                              June 25,   June 26,
                                                                1995       1994
                                                              --------   --------
Cash flows from operating activities:
  Net income                                                  $25,637    $21,141
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                              17,947     16,226
    Decrease (increase) in accounts receivable                  2,876    (26,205)
    Decrease (increase) in inventory                          (12,153)     5,809
    Decrease in prepaid expenses                                3,676        603
    Increase (decrease) in accounts payable
      and accrued expenses                                     (6,027)     6,582
    Increase in estimated income
      taxes payable                                             4,528      1,430
                                                              -------    -------

                                                               36,484     25,586
                                                              -------    -------

Cash flows from financing activities:
  Proceeds from new borrowings                                  3,580
  Reduction in long-term borrowings                           (12,539)    (1,222)
  Increase (decrease) in current borrowings
    and demand loans                                            2,310     (2,090)
  Proceeds from stock compensation plans
    and distribution of treasury shares                         3,729      2,359
  Dividends                                                    (5,036)    (4,286)
                                                              -------    -------

                                                               (7,956)    (5,239)
                                                              -------    -------

Cash flows from investing activities:
  Expenditures for plant assets                                14,202     10,293
  Payments for businesses acquired                              3,768      1,564
  Investments in affiliates                                       577      2,109
  Other, including translation                                    263        611
                                                              -------    -------
                                                               18,810     14,577
                                                              -------    -------

Net increase in cash
  and cash equivalents                                          9,718      5,770
Cash and cash equivalents at the
  beginning of the period                                      24,094     11,255
                                                              -------    -------

Cash and cash equivalents at the
  end of the period                                           $33,812    $17,025
                                                              =======    =======

                             Teleflex Incorporated

              Notes to Condensed Consolidated Financial Statements


Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended June 25, 1995 and June 26, 1994 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

Note 2 At June 25, 1995, 2,049,532 shares of common stock were reserved for issuance under the company's stock compensation plans.

Note 3   Business segment information:

                                           Three months ended
                                                  (000)
                                       June 25, 1995    June 26, 1994
     Sales
       Commercial Products                $104,148          $92,694
       Medical Products                     76,301           62,085
       Aerospace Products and Services      53,439           54,677
                                          --------         --------
         Total                            $233,888         $209,456
                                          ========         ========

     Operating profit
       Commercial Products                 $16,717          $14,767
       Medical Products                      7,867            8,104
       Aerospace Products and Services       2,703            1,369
                                           -------          -------
         Total                             $27,287          $24,240
                                           =======          =======


                                           Six months ended
                                                 (000)
                                      June 25, 1995    June 26, 1994
     Sales
       Commercial Products                $211,457         $181,278
       Medical Products                    144,570          119,466
       Aerospace Products and Services     104,754           99,796
                                          --------         --------
         Total                            $460,781         $400,540
                                          ========         ========

     Operating profit
       Commercial Products                 $33,951          $29,048
       Medical Products                     15,506           15,109
       Aerospace Products and Services       4,430            2,145
                                           -------          -------
         Total                             $53,887          $46,302
                                           =======          =======

               Management's Analysis of Quarterly Financial Data


Results of Operations:

Overall

         Revenues increased 12% in the second quarter of 1995 to $233.9 million from $209.4 million in 1994. The increase was the result of growth in the Commercial and Medical segments which offset a decline in the Aerospace Segment. Two-thirds of the gain was generated internally and the remainder resulted from several acquisitions made over the last year. Increases in foreign currency translation rates had a small favorable effect on the overall revenue growth of the company. The Commercial, Medical and Aerospace segments comprised 44%, 33% and 23% of the company's net sales, respectively.

         Gross profit margin improved from 30.9% in 1994 to 31.7% in 1995 and operating expenses increased from 20.5% to 20.9% due primarily to the increased sales contribution from the Medical Segment which provides the company a larger proportion of its gross profit and has higher selling expenses relative to the other two segments.

         Operating profit increased 13% in the second quarter of 1995 from $24.2 million to $27.3 million while operating margin was relatively flat at 11.7% of sales compared with 11.6% in 1994. An increase in operating profit of the Commercial Segment and both operating profit and operating margin of the Aerospace Segment offset declines in the Medical Segment.

         The 1995 increase in interest expense was due to the effects of translation on the company's foreign currency denominated borrowings and to an increase in average interest rates. The 1995 results were favorably affected by approximately $500 thousand or, $.03 per share from the recovery of expenses relating to an investment. The effective tax rate was 35% in both 1995 and 1994. Net income in 1995 increased 19% to $13.3 million compared with $11.2 million in 1994 and earnings per share increased 17% to $.75 per share from $.64 per share.


Industry Segment Review

         Sales in the Commercial Segment increased 12% from $92.7 million in 1994 to $104.1 million in 1995. The increase was due to gains in the Automotive and Marine product lines and, to a lesser extent, the Industrial product line. Operating profit increased 13% from $14.8 million to $16.7 million due to the increased sales volume, while operating margin remained constant at 16% of sales. An increase in the Marine product line operating margin offset a decline in the Industrial product line related to capacity expansion costs.

         The Medical Segment sales increased 23% from $62.1 million in 1994 to $76.3 million in 1995. The increase was evenly spread among internal growth, 1994 acquisitions and the effects of translation. Operating profit declined 3% from $8.1 million in 1994 to $7.9 million in 1995 and operating margin declined from 13% to 10%. While sales have increased, both operating profit and operating margins were hampered by increased new product development expenses, stepped-up direct sales efforts and the assimilation of the 1994 acquisitions into the existing Medical businesses.


         The Aerospace Segment sales decreased 2% from $54.7 million in 1994 to $53.4 million in 1995 as both the aerospace controls and Sermatech product lines sales declined. Operating profit increased 97% from $1.4 million in 1994 to $2.7 million in 1995 and operating margin improved from 3% to 5%. The increases were the result of the capacity consolidation and productivity improvements made during 1994.


Cash Flow and Financial Position

         Cash flow from operations increased $10.9 million for the period ended June 1995 compared with June 1994. The improvement resulted primarily from a decrease in accounts receivable offset by inventory growth and the timing of other cash payments. Working capital increased from $220.5 million at December 25, 1994 to $243.5 million at June 25, 1995. The ratio of current assets to current liabilities was 2.4 to 1 at June 25, 1995 compared with 2.3 to 1 at December 25, 1994. Long-term borrowings remained constant as net payments were offset by the effects of translation on the company's foreign currency denominated debt. The ratio of long-term borrowings to total capitalization improved from 38% at December 25, 1994 to 36% at June 25, 1995.

                             Teleflex Incorporated

                           Part II Other Information



Item 4.  Submission of Matters to a Vote of Security Holders

         The company's 1995 Annual Meeting of Shareholders was held on April 28, 1995. At the meeting, shareholders approved the 1990 Stock Compensation Plan as amended to (i) increase by 1,000,000 the number of shares issuable under the plan and (ii) make awards eligible for exemption from the limitations of the Internal Revenue Code on deductibility of certain executive compensation expenses. A total of 11,970,330 shares were voted in favor of the plan, 1,470,611 shares were opposed and 67,528 shares abstained.

         At the Annual Meeting, the following were elected to the Board of Directors of the company for a term expiring in 1998:

   Name                            Votes For                   Withheld
   ----                            ---------                   --------
Donald Beckman                    14,704,298                    66,023
Pemberton Hutchinson              14,713,548                    56,773
John H. Remer                     14,714,155                    56,166
Joseph S. Gonnella, M.D.          14,713,008                    57,313




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


                                        TELEFLEX INCORPORATED




                                        /s/ Harold L. Zuber, Jr.
                                        ------------------------
                                        Harold L. Zuber, Jr.
                                        (Principal Financial and
                                         Accounting Officer)




                                        /s/ Steven K. Chance
                                        -------------------------
                                        Steven K. Chance
                                        (Vice President)



August 8, 1995