Form 10-Q
period 1995-09-24
TELEFLEX INC
filed 1995-11-07
CIK 96943

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

               For the quarterly period ended September 24, 1995

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

                              Yes   X      No
                                  -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                  Outstanding at September 24, 1995
-----------------------------       ---------------------------------
Common Stock, $1.00 Par Value                   17,485,996

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                 Assets

                                                                    Sept. 24,    Dec. 25,
                                                                      1995         1994
                                                                    --------    --------
Current assets
   Cash and cash equivalents                                        $ 43,202    $ 24,094
   Accounts receivable less allowance for
     doubtful accounts                                               186,094     183,745
   Inventories
     Raw materials and manufactured parts                             78,151      75,269
     Work-in-process and finished goods                              120,387      97,836
   Prepaid expenses                                                    5,152       9,273
                                                                    --------    --------
                                                                     432,986     390,217

Property, plant and equipment, at cost,
   less accumulated depreciation                                     271,541     264,318
Investments in affiliates                                              7,961       7,980
Intangibles and other assets                                          47,624      48,274
                                                                    --------    --------

                                                                    $760,112    $710,789
                                                                    ========    ========

                    Liabilities and shareholders' equity

Current liabilities
   Current portion of borrowings and
     demand loans                                                   $ 78,304    $ 63,678
   Accounts payable and accrued expenses                              93,710      96,144
   Estimated income taxes payable                                     18,146       9,851
                                                                    --------    --------
                                                                     190,160     169,673


Long-term borrowings                                                 186,076     190,499
Deferred income taxes and other                                       40,396      41,592
                                                                    --------    --------
                                                                     416,632     401,764


Shareholders' equity                                                 343,480     309,025
                                                                    --------    --------

                                                                    $760,112    $710,789
                                                                    ========    ========

                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income

              (Dollars in Thousands Except for Per Share Amounts)


                                                  Three Months Ended    Nine Months Ended
                                                 -------------------   -------------------
                                                 Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                                   1995       1994       1995       1994
                                                 --------   --------   --------   --------

Revenues                                         $210,340   $193,367   $671,121   $593,907
                                                 --------   --------   --------   --------

Cost of sales                                     145,876    133,602    460,659    410,869

Operating expenses                                 47,076     43,697    143,978    125,181

Interest expense                                    4,692      4,688     14,347     13,953
                                                 --------   --------   --------   --------

                                                  197,644    181,987    618,984    550,003
                                                 --------   --------   --------   --------

Income before taxes                                12,696     11,380     52,137     43,904

Provision for taxes on income                       4,444      3,983     18,248     15,366
                                                 --------   --------   --------   --------

Net income                                       $  8,252   $  7,397   $ 33,889   $ 28,538
                                                 ========   ========   ========   ========


Earnings per share                                  $0.46      $0.42      $1.91      $1.63

Dividends per share                                $0.155     $0.135     $0.445     $0.385

Average number of common and common
   equivalent shares outstanding                   17,829     17,543     17,758     17,509

                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)


                                                         Nine Months Ended
                                                       ----------------------
                                                       Sept. 24,     Sept. 25,
                                                        1995           1994
                                                       -------        -------
Cash flows from operating activities:
  Net income                                           $33,889        $28,538
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                       27,049         24,128
    Decrease (increase) in accounts receivable           4,946        (26,622)
    Decrease (increase) in inventory                   (15,947)           111
    Decrease in prepaid expenses                         4,213            836
    Increase (decrease) in accounts payable
      and accrued expenses                              (9,360)        12,212
    Increase in estimated income
      taxes payable                                      7,873          4,962
                                                       -------        -------

                                                        52,663         44,165
                                                       -------        -------

Cash flows from financing activities:
  Proceeds from new borrowings                           3,580          3,574
  Reduction in long-term borrowings                    (15,553)        (6,641)
  Increase (decrease) in current borrowings
    and demand loans                                    11,706           (358)
  Proceeds from stock compensation plans
    and distribution of treasury shares                  4,961          3,276
  Dividends                                             (7,742)        (6,607)
                                                       -------        -------

                                                        (3,048)        (6,756)
                                                       -------        -------

Cash flows from investing activities:
  Expenditures for plant assets                         20,648         15,739
  Payments for businesses acquired                       8,176          1,972
  Proceeds from sale of businesses and assets                          (6,345)
  Investments in affiliates                                690          3,180
  Other, including translation                             993         (1,846)
                                                       -------        -------
                                                        30,507         12,700
                                                       -------        -------

Net increase in cash
  and cash equivalents                                  19,108         24,709
Cash and cash equivalents at the
  beginning of the period                               24,094         11,255
                                                       -------        -------

Cash and cash equivalents at the
  end of the period                                    $43,202        $35,964
                                                       =======        =======

                             Teleflex Incorporated

              Notes to Condensed Consolidated Financial Statements


Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended September 24, 1995 and September 25, 1994 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

Note 2 At September 24, 1995, 2,046,132 shares of common stock were reserved for issuance under the company's stock compensation plans.

Note 3   Business segment information:

                                         Three months ended
                                                (000)
                                  Sept. 24, 1995   Sept. 25, 1994
     Sales
       Commercial Products               $87,701          $79,154
       Medical Products                   72,612           63,967
       Aerospace Products and Services    50,027           50,246
                                        --------         --------
         Total                          $210,340         $193,367
                                        ========         ========

     Operating profit
       Commercial Products               $10,864           $8,849
       Medical Products                    6,410            8,350
       Aerospace Products and Services     2,686            1,126
                                         -------          -------
         Total                           $19,960          $18,325
                                         =======          =======


                                         Nine months ended
                                                (000)
                                  Sept. 24, 1995   Sept. 25, 1994
     Sales
       Commercial Products              $299,158         $260,432
       Medical Products                  217,182          183,433
       Aerospace Products and Services   154,781          150,042
                                        --------         --------
         Total                          $671,121         $593,907
                                        ========         ========

     Operating profit
       Commercial Products               $44,815          $37,897
       Medical Products                   21,916           23,459
       Aerospace Products and Services     7,116            3,271
                                         -------          -------
         Total                           $73,847          $64,627
                                         =======          =======

               Management's Analysis of Quarterly Financial Data



Results of Operations:

Overall

         Revenues increased 9% in the third quarter of 1995 to $210.3 million from $193.4 million in 1994. The increase was the result of growth in the Commercial and Medical segments while the Aerospace Segment remained flat. One-third of the gain was generated internally and the remainder resulted from several acquisitions made over the last year. Increases in foreign currency translation rates had a small favorable effect on the overall revenue growth of the company. The Commercial, Medical and Aerospace segments comprised 42%, 34% and 24% of the company's net sales, respectively.

         Gross profit margin declined slightly from 30.9% in 1994 to 30.6% in 1995 and operating expenses decreased from 22.6% to 22.4%. The decline in gross profit margin was the result of declines in the Medical and Commercial segments which were nearly offset by an improvement in the Aerospace Segment. The slight drop in operating expenses as a percentage of sales was due to declines in the Commercial and Aerospace segments which offset an increase in the Medical Segment. The Medical Segment expenses were affected negatively by a $1.2 million pre-tax charge for severence costs incurred during the quarter.

         Operating profit increased 9% in the third quarter of 1995 from $18.3 million to $20.0 million while operating margin was flat at 9.5% of sales. An increase in both operating profit and operating margin of the Commercial and Aerospace segments offset declines in the Medical Segment.

         Interest expense in 1995 was unchanged as both interest rates and debt levels remained relatively constant. The effective tax rate was 35% in both 1995 and 1994. Net income in 1995 increased 12% to $8.3 million compared with $7.4 million in 1994 and earnings per share increased 10% to $.46 per share from $.42 per share.


Industry Segment Review

         Sales in the Commercial Segment increased 11% from $79.2 million in 1994 to $87.7 million in 1995. The increase was due to gains in the Automotive and Industrial product lines as the Marine product line declined slightly. Operating profit increased 23% from $8.8 million to $10.9 million and operating margin increased from 11% to 12% of sales. Increases in the

Automotive and Industrial product lines offset declines in the Marine product line.


         The Medical Segment sales increased 14% from $64.0 million in 1994 to $72.6 million in 1995. The increase was evenly spread among internal growth, 1994 acquisitions and the effects of translation. Operating profit declined 23% from $8.4 million in 1994 to $6.4 million in 1995 and operating margin declined from 13% to 9%. While sales have increased, both operating profit and operating margins were hampered by increased new product development expenses, stepped-up direct sales efforts and the assimilation of the 1994 acquisitions into the existing Medical businesses. Additionally, in 1995 a $1.2 million pre-tax charge for severence was incurred during the quarter.


         The Aerospace Segment sales at $50.0 million in 1995 were flat compared with 1994 as an increase in the aerospace controls product line offset a decline in the Sermatech product line sales. Operating profit increased 139% from $1.1 million in 1994 to $2.7 million in 1995 and operating margin improved from 2% to 5%. The increases were the result of the capacity consolidation and productivity improvements made during 1994.


Cash Flow and Financial Position

         Cash flow from operations increased $8.5 million for the period ended September 1995 compared with September 1994. The improvement resulted primarily from a decrease in accounts receivable offset by inventory growth and the timing of other cash payments. Working capital increased from $220.5 million at December 25, 1994 to $242.8 million at September 24, 1995. The ratio of current assets to current liabilities was 2.3 to 1 at both September 24, 1995 and December 25, 1994. Long-term borrowings declined $4.4 million as net payments offset the effects of translation on the company's foreign currency denominated debt. The ratio of long-term borrowings to total capitalization improved from 38% at December 25, 1994 to 35% at September 24, 1995.

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



November 3, 1995