Form 10-K405
period 1995-12-31
TELEFLEX INC
filed 1996-03-25
CIK 96943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                             YES  X          NO
                                 ---            ---
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $607,143,292 as of February 1, 1996.

     The registrant had 17,549,691 Common Shares outstanding as of February 1, 1996.

     Documents Incorporated by Reference: (a) Annual Report to Shareholders for the fiscal year ended December 31, 1995, incorporated partially in Part I and
Part II hereof; and (b) Proxy Statement for the 1996 Annual Meeting of Shareholders, incorporated partially in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company's business is separated into three segments -- Aerospace Products and Services, Medical Products and Commercial Products.

AEROSPACE PRODUCTS AND SERVICES SEGMENT

     The Aerospace Products and Services Segment serves the commercial aerospace and turbine engine markets. Its businesses design and manufacture precision controls and cargo systems for aviation, provide coating and repair services and blade manufacturing for users of both flight and land-based turbine engines.

     These products and services, many of which are proprietary, require a high degree of engineering sophistication and are often custom designed. External economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry. The Aerospace Products and Services Segment consists of the Aerospace Controls (formerly Aerospace/Defense) Group and Sermatech International.

     In 1995 and in the first quarter of 1996 the Company sold three product lines as part of a structural realignment within the Aerospace Products and Services Segment. These businesses produced a variety of mechanical and electromechanical controls for commercial and military aircraft, ordnance and space vehicles. The sale of these product lines effectively ends most of the Company's involvement in the military/defense sector of the aerospace industry to focus the Aerospace Controls Group on air cargo handling systems for commercial aircraft and other aircraft controls. The Company's cargo handling systems include patented digitally controlled systems to move and secure containers of cargo inside commercial aircraft. These systems are sold either to aircraft manufacturers as original installations or to airlines and air freight carriers for retrofit of existing systems. The Company also designs, manufactures and repairs electromechanical components used on both commercial and, to a lesser extent military aircraft. These other aircraft controls include flight controls, canopy and door activators, cargo winches and control valves. The Company's design engineers work with design personnel from the major aircraft manufacturers in the development of controls for use on new aircraft. In addition, the Company supplies spare parts to aircraft operators typically through distributors. This spare parts business extends as long as the particular type of aircraft continues in service.

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

developed by the Company and sold under the trademark SermeTel(R) to provide anti-corrosion protection for compressor blades and other airfoils. Sermatech International, through a network of facilities in five countries, provides a variety of sophisticated protective coatings and other services for gas turbine engine components; highly-specialized repairs for critical components such as fan blades and airfoils; and manufacturing and high quality dimensional finishing of airfoils. The Company has added technologies through acquisition and internal development and now offers a diverse range of technical services and materials technologies to turbine markets throughout the world. In 1993 the Company acquired Mal Tool & Engineering, a manufacturer of fan blades for flight turbines, and airfoils for both flight and land-based gas turbines and steam turbines. The acquisition broadens the Company's product offering including turnkey manufactured and coated airfoils and provides another entree to major international turbine manufacturers. During the fourth quarter of 1995 the Company formed a joint venture with General Electric Aircraft Engines, Airfoil Technologies International LLC (ATI), to provide fan blade and airfoil repair services. The Sermatech repair operations were contributed to ATI which is owned 51% by the Company. ATI will provide a vehicle for the technological and geographic expansion of the Sermatech repairs services business.

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

     In 1989, the acquisition of Willy Rusch AG and affiliates in Germany brought with it an established manufacturing base and distribution network, primarily in Europe. This and other smaller acquisitions designed to broaden the Company's product offerings form the base of the hospital supply business. The Company conducts its hospital supply business under the name of Rusch International. This business includes the manufacture and sale of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. The Rusch International product offerings include, among others, latex catheters, endotracheal tubes, laryngoscopes, face masks and tracheostomy tubes.

     The acquisitions of the Pilling Company in 1991 and Edward Weck Incorporated in 1993 became the foundation of the surgical devices business now operating as Pilling Weck. The Weck acquisition was assimilated during 1994 into the existing surgical device operations. The combination of Pilling and Weck significantly expands the product offerings, marketing opportunities and selling capabilities in the surgical devices market in the United States; and provides opportunities for increasing international sales. During 1994 and 1995, smaller acquisitions were made to balance the Company's product offerings in Europe. Pilling Weck manufactures and distributes primarily through its own sales force instruments used in both traditional (open) and minimally-invasive surgical procedures including general and specialized surgical instruments such as scissors, forceps, vascular clamps, needle holders, retractors, ligation clips, appliers, skin staples and electrosurgery products.

COMMERCIAL PRODUCTS SEGMENT

     The Commercial Products Segment businesses design and manufacture proprietary mechanical controls for the automotive market; mechanical, electrical and hydraulic controls, and electronics products for the pleasure marine market; and proprietary products for the fluid transfer and outdoor power equipment markets.

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

     The Company is a leading domestic producer of mechanical steering systems for pleasure power boats. It also manufactures hydraulic steering systems, engine throttle and shift controls and electrical instrumentation and has expanded into electronic navigation, location and communication systems. In 1991 the Company acquired Marinex Industries, Ltd., a British manufacturer of marine electronics. Its Cetrek autopilots and navigational equipment complement Teleflex's hydraulic steering products which together can be sold to both the commercial and pleasure marine markets. Techsonic Industries, Inc., a manufacturer of marine information systems (electronic navigation, communication and fish location devices) sold through mass merchandisers under the Humminbird brand name, became a wholly owned subsidiary in 1992. In 1994, the Company acquired TX Controls, a Swedish manufacturer of mechanical and hydraulic steering systems, engine control systems and cables for application on marine craft and industrial vehicles. The acquisition of TX Controls, along with Marinex, enhanced the Company's access to the international marine market. Aside from the Humminbird products, the Company's marine products are sold principally to boat builders, in the aftermarket, and are used principally on pleasure craft but also have application on commercial vessels.

     The Company is a major supplier of mechanical controls to the domestic automotive market. The principal products in this market are accelerator, transmission, shift, park lock, window regulator controls and a new heat resistant flexible fuel line. In 1995 the Company acquired the cable controls businesses of Handy & Harmon Automotive Group. This acquisition broadens the automotive product line by adding a park brake and provides a manufacturing plant in Mexico. Acceptance by the automobile manufacturers of a Company-developed control for use on a new model ordinarily assures the Company a large, but not exclusive, market share for the supply of that control. The sales of mechanical automotive controls were $139,128,000, $164,500,000 and $193,361,000 in 1993, 1994 and 1995, respectively.

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

MARKETING

     In 1995, the percentages of the Company's consolidated net sales represented by its major markets were as follows: aerospace -- 24%; medical -- 32%; marine and industrial -- 23%; and automotive -- 21%.

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

     For information on foreign operations, export sales, and principal customers, see text under the heading "Business segments and other information" on page 21 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

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

BACKLOG

     As of December 31, 1995 the Company's backlog of firm orders for the Aerospace Products and Services Segment was $81 million, of which it is anticipated that substantially all will be filled in 1996. The Company's backlog for Aerospace Products and Services on December 25, 1994 was $106 million. The decline in the backlog in 1995 compared with 1994 is due to the sale of two product lines in 1995 and one in the first quarter of 1996.

     As of December 31, 1995 the Company's backlog of firm orders for the Medical Products and Commercial Products segments was $24 million and $84 million, respectively. This compares with $21 million and $74 million, respectively, as of December 25, 1994. Substantially all of the December 31, 1995 backlog will be filled in 1996. Most of the Company's medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

EMPLOYEES

     The Company had approximately 9,800 employees at December 31, 1995.

EXECUTIVE OFFICERS

     The names and ages of all executive officers of the Company as of March 1, 1995 and the positions and offices with the Company held by each such officer are as follows:

                                                        POSITIONS AND OFFICES
          NAME              AGE                             WITH COMPANY
------------------------    ---     -------------------------------------------------------------
Lennox K. Black             65      Chairman of the Board and Director
David S. Boyer              53      President, Chief Executive Officer and Director
John J. Sickler             53      President -- TFX Equities Inc.
Dr. Roy C. Carriker         58      President and Chief Operating Officer -- TFX Aerospace
Richard A. Woodfield        53      President and Chief Operating Officer -- TFX Medical
Harold L. Zuber, Jr.        46      Vice President, Chief Financial Officer and Controller
Steven K. Chance            50      Vice President, General Counsel and Secretary
Ira Albom                   66      Senior Vice President
Louis T. Horvath            57      Vice President -- Quality and Productivity
Ronald D. Boldt             53      Vice President -- Human Resources
Janine Dusossoit            42      Vice President -- Investor Relations
Thomas M. Byrne             49      Assistant Treasurer

     Mr. Boyer was elected President and Chief Executive Officer on April 28, 1995. Prior to that date he was President.

     Dr. Carriker was named President and Chief Operating Officer -- TFX Aerospace on January 3, 1994. Prior to that date he was President -- Sermatech International.

     Mr. Woodfield was elected President and Chief Operating Officer -- TFX Medical on March 9, 1992. Prior to that date, he was President of Empire Abrasive Equipment Corporation.

     Mr. Horvath was named to the position of Vice President -- Quality and Productivity on January 4, 1996. Prior to that date he was Vice
President -- Quality Management.

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

     The following are the Company's major facilities:

                                                               SQUARE      OWNED OR     EXPIRATION
                          LOCATION                             FOOTAGE      LEASED         DATE
-------------------------------------------------------------  -------     --------     ----------
AEROSPACE PRODUCTS AND SERVICES SEGMENT
Spanish Fork, UT.............................................  189,000       Owned           N/A
Oxnard, CA...................................................  145,000      Leased          2003
Mentor, OH...................................................   90,000       Owned           N/A
Limerick, PA.................................................   70,000       Owned(1)        N/A
Derbyshire, England..........................................   70,000      Leased          1999
Manchester, CT...............................................   63,000       Owned           N/A
Compton, CA..................................................   49,000      Leased          1999
Biddeford, ME................................................   32,000      Leased          1998
Hausham, Germany.............................................   30,000       Owned           N/A
MEDICAL PRODUCTS SEGMENT
Kernen, Germany..............................................  263,000       Owned           N/A
Durham, NC...................................................  144,000       Owned           N/A
Kernen, Germany..............................................  114,000      Leased          2013
Taiping, Malaysia............................................   85,000       Owned           N/A
Lurgan, Northern Ireland.....................................   80,000       Owned           N/A
Duluth, GA...................................................   69,000      Leased          1999
Fort Washington, PA..........................................   65,000       Owned           N/A
Jaffrey, NH..................................................   60,000       Owned(1)        N/A
Franiere, Belgium............................................   59,000      Leased          2005
Montevideo, Uruguay..........................................   45,000       Owned           N/A
Bourg-en-Bresse, France......................................   38,000      Leased          1999
Bad Liebenzell, Germany......................................   36,000      Leased          2000
Betschdorf, France...........................................   32,000       Owned           N/A
High Wycombe, England........................................   25,000      Leased          2012
Limerick, Ireland............................................   16,000      Leased          2020
COMMERCIAL PRODUCTS SEGMENT
Van Wert, OH.................................................  110,000       Owned(1)        N/A
Limerick, PA.................................................  110,000       Owned           N/A
Hagerstown, MD...............................................  103,000       Owned(1)        N/A
Waterbury, CT................................................   99,000      Leased          1998

                                                               SQUARE      OWNED OR     EXPIRATION
                          LOCATION                             FOOTAGE      LEASED         DATE
-------------------------------------------------------------  -------     --------     ----------
Eufaula, AL..................................................   98,000       Owned           N/A
Suffield, CT.................................................   90,000      Leased          1998
Haysville, KS................................................   98,000      Leased          2002
Hillsdale, MI................................................   75,000       Owned(1)        N/A
Nuevo Laredo, Mexico.........................................   67,000      Leased          1998
Willis, TX...................................................   65,000       Owned(1)        N/A
Eufaula, AL..................................................   61,000       Owned           N/A
Lebanon, VA..................................................   52,000       Owned(1)        N/A
Goteborg, Sweden.............................................   37,000       Owned           N/A
Swainsboro, GA...............................................   37,000      Leased          2004
Vancouver, B.C., Canada......................................   30,000       Owned           N/A
Troy, MI.....................................................   29,000      Leased          2003
Sarasota, FL.................................................   25,000       Owned           N/A
Selmer, TN...................................................   24,000      Leased          2005
Poole, England...............................................   20,000       Owned           N/A

---------------
(1) The Company is the beneficial owner of these facilities under installment sale or similar financing agreements.

     In addition to the above, the Company owns or leases approximately 600,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Europe and Asia.

ITEM 3.  LEGAL PROCEEDINGS

     Two subsidiaries of the Company have been identified as potentially responsible parties (PRPs) in connection with the Casmalia Resources Hazardous Waste Management Facility. The Company has joined a group of other PRPs, predominately in the aerospace industry, to negotiate with the United States Environmental Protection Agency (EPA) a good faith offer to take over responsibility for a program of closure and post-closure care of the site. The PRPs from the aerospace industry are currently engaged in negotiations with a second PRP group with the aim of providing a common negotiating front with the EPA.

     In July 1994, the North Penn Water Authority (NPWA) instituted suit against the Company in the United States District Court for the Eastern District of Pennsylvania. NPWA alleges that acts or omissions of the Company and four other defendants caused releases of chlorinated solvents that have contaminated, and continue to contaminate, one of NPWA's wells located near Lansdale, Pennsylvania. NPWA seeks injunctive relief to require defendants to abate the alleged contamination. NPWA also seeks the recovery of costs allegedly incurred because of the contamination. The Company filed an answer denying any liability to NPWA for the claims made in the complaint and is vigorously defending this action. The parties are engaged in settlement negotiations.

     In addition, the Company has been named as a PRP by the EPA at various sites throughout the country.

     In the opinion of the Company's management, based on current allocation formulas and the facts presently known, the ultimate outcome of these environmental matters will not result in a liability material to the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     See "Quarterly Financial Data" on page 23 of the Company's 1995 Annual Report to Shareholders for market price and dividend information. Also see the Note entitled "Borrowings and Leases" on pages 19 and 20 of such Annual Report for certain dividend restrictions under loan agreements, all of which information is incorporated herein by reference. The Company had approximately 1,400 registered shareholders at February 1, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     See pages 24 through 27 of the Company's 1995 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the text under the heading "Financial Review" on pages 28 through 33 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 15 through 23 of the Company's 1995 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's Directors and Director nominees, see "Election Of Directors" and "Additional Information About The Board Of Directors" on pages 2 through 4 of the Company's Proxy Statement for its 1996 Annual Meeting, which information is incorporated herein by reference.

     For information with respect to the Company's Executive Officers, see Part I of this report on pages 4 and 5, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Additional Information About The Board of Directors", "Board Compensation Committee", "Five-Year Shareholder Return Comparison" and "Executive Compensation and Other Information" on pages 3 through 8 of the Company's Proxy Statement for its 1996 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" on pages 1 and 2 and "Election Of Directors" on pages 2 and 3 of the Company's Proxy Statement for its 1996 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Additional Information About The Board Of Directors", "Board Compensation Committee" and "Executive Compensation and Other Information" on pages 3 through 8 of the Company's Proxy Statement for its 1996 Annual Meeting, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements:

         The index to Consolidated Financial Statements and Schedules is set forth on page 10 hereof.

     (b) Reports on Form 8-K:

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

                                          By            DAVID S. BOYER

                                            ------------------------------------
                                                       David S. Boyer
                                               (Principal Executive Officer)

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

John H. Remer                        Director
Lewis E. Hatch, Jr.                  Director
Palmer E. Retzlaff                   Director
Sigismundus W. W. Lubsen             Director
David S. Boyer                       Director
Lennox K. Black                      Director
Pemberton Hutchinson                 Director
Donald Beckman                       Director
James W. Stratton                    Director
Joseph S. Gonnella, MD               Director

                                          By           STEVEN K. CHANCE

                                            ------------------------------------
                                                      Steven K. Chance
                                                      Attorney-in-Fact

Dated: March 22, 1996

                             TELEFLEX INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements together with the report thereon of Price Waterhouse LLP dated February 13, 1996 on pages 15 to 22 of the accompanying 1995 Annual Report to Shareholders are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information, and those portions incorporated by specific reference in this document, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedule together with the report thereon of Price Waterhouse LLP dated February 13, 1996 on page 11 should be read in conjunction with the consolidated financial statements in such 1995 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Teleflex Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 13, 1996 appearing on page 22 of the 1995 Annual Report to Shareholders of Teleflex Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 13, 1996

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-84148, No. 2-98715, No. 33-34753, and No.
33-53385) of Teleflex Incorporated of our report dated February 13, 1996 appearing on page 22 of the 1995 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
March 22, 1996

                             TELEFLEX INCORPORATED

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           BALANCE AT     ADDITIONS       DOUBTFUL       BALANCE AT
                                           BEGINNING      CHARGED TO      ACCOUNTS         END OF
           FOR THE YEAR ENDED               OF YEAR         INCOME       WRITTEN OFF        YEAR
-----------------------------------------  ----------     ----------     -----------     ----------
December 31, 1995........................  $3,036,900     $1,333,600     $  (573,500)    $3,797,000
December 25, 1994........................  $2,352,700     $1,251,800     $  (567,600)    $3,036,900
December 26, 1993........................  $2,701,100     $1,151,100     $(1,499,500)    $2,352,700

MARCH 22, 1996

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

   (b) - The 1990 Stock Compensation Plan, incorporated herein by reference to the Company's registration statement on Form S-8 (Registration No. 33-34753), with amendments of April 28, 1995 incorporated by reference to the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

   (c) - The Salaried Employees' Pension Plan, as amended and restated in its entirety, effective July 1, 1989 and the retirement income plan as amended and restated in its entirety effective January 1, 1994 and related Trust Agreements, dated July 1, 1994 is incorporated by reference to the company's Form 10-K for the year ended December 25, 1994.

   (d) - Description of deferred compensation arrangements between the Company and its Chairman, L. K. Black, incorporated by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

INDEX TO EXHIBITS  .  .  .   PAGE 2

   (e) - Description of compensation arrangement between the company and its President and Chief Executive Officer, David S. Boyer, incorporated by reference to the company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

   (f) - Teleflex Incorporated Deferred Compensation Plan entered into as of January 1, 1995.

   (g) - Information on the Company's Profit Participation Plan, insurance arrangements with certain officers and deferred compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and compensation arrangements with directors is incorporated by reference to the Company's definitive Proxy Statement for the 1994, 1995 and 1996 Annual Meeting of Shareholders.

   (h) - The Company's Voluntary Investment Plan is incorporated by reference to Exhibit 28 of the Company's registration statement on Form S-8 (Registration No. 2-98715).

13 - Pages 15 through 27 of the Company's Annual Report to Shareholders for the period ended December 31, 1995.

22 - The Company's Subsidiaries.

24 - Consent of Independent Accountants (see page 11 herein).

25 - Power of Attorney.