Form 10-Q
period 1996-03-31
TELEFLEX INC
filed 1996-05-15
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

                                      None
               -------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No
                                 ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.



             Class                  Outstanding at March 31, 1996
- -----------------------------       -----------------------------
Common Stock, $1.00 Par Value                   17,606,718

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                     Assets

                                                            Mar. 31,   Dec. 31,
                                                              1996       1995
                                                            --------   --------
    Current assets
       Cash and cash equivalents                            $ 94,505   $ 55,654
       Accounts receivable less allowance for
         doubtful accounts                                   193,326    186,077
       Inventories
         Raw materials                                        65,740     74,281
         Work-in-process                                      35,009     40,694
         Finished goods                                       75,807     77,547
       Prepaid expenses                                        8,834     11,553
                                                            --------   --------
                                                             473,221    445,806

    Property, plant and equipment, at cost,
       less accumulated depreciation                         265,179    271,786
    Investments in affiliates                                 14,750     13,557
    Intangibles and other assets                              58,755     54,022
                                                            --------   --------
                                                            $811,905   $785,171
                                                            ========   ========
                      Liabilities and shareholders' equity

    Current liabilities
       Current portion of borrowings and
         demand loans                                       $ 77,531   $ 74,218
       Accounts payable and accrued expenses                  99,378    101,405
       Estimated income taxes payable                         19,988     17,532
                                                            --------   --------
                                                             196,897    193,155

    Long-term borrowings                                     192,280    196,844
    Deferred income taxes and other                           53,478     39,808
                                                            --------   --------
                                                             442,655    429,807


    Shareholders' equity                                     369,250    355,364
                                                            --------   --------
                                                            $811,905   $785,171
                                                            ========   ========

                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income

              (Dollars and Shares in Thousands, Except Per Share)


                                                            Three Months Ended
                                                           --------------------
                                                            Mar. 31,   Mar. 26,
                                                              1996       1995
                                                            --------   --------
    Revenues                                                $234,448   $226,893
                                                            --------   --------
    Cost of sales                                            161,110    155,119

    Operating expenses                                        46,588     48,006

    Interest expense                                           3,934      4,794
                                                             -------   --------
                                                             211,632    207,919
                                                             -------   --------
    Income before taxes                                       22,816     18,974

    Provision for taxes on income                              7,964      6,641
                                                             -------    -------
    Net income                                              $ 14,852   $ 12,333
                                                             =======    =======
    Earnings per share                                         $0.83      $0.70

    Dividends per share                                       $0.155     $0.135

    Average number of common and common
       equivalent shares outstanding                          17,907     17,633


                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)


                                                            Three Months Ended
                                                           --------------------
                                                            Mar. 31,   Mar. 26,
                                                              1996       1995
                                                           ---------   ---------
    Cash flows from operating activities:
      Net income                                             $14,852    $12,333
      Adjustments to reconcile net income to cash
        flows from operating activities:
        Depreciation and amortization                          9,067      8,733
        (Increase) in accounts receivable                    (13,137)    (8,714)
        Decrease (increase)in inventory                        1,380     (9,149)
        Decrease in prepaid expenses                           2,057      3,920
        (Decrease) in accounts payable
          and accrued expenses                                (4,635)    (7,305)
        Increase in estimated income
          taxes payable                                        2,611      5,052
        Gain on sale of businesses and assets                 (2,055)
                                                             -------     ------
                                                              10,140      4,870
                                                             -------    -------
    Cash flows from financing activities:
      Proceeds from new borrowings                                        3,580
      Reduction in long-term borrowings                       (2,369)   (12,065)
      Increase  in current borrowings
        and demand loans                                       5,766      3,663
      Proceeds from stock compensation plans
        and distribution of treasury shares                    1,754      2,747
      Dividends                                               (2,721)    (2,333)
                                                             -------    -------
                                                               2,430     (4,408)
                                                             -------    -------
    Cash flows from investing activities:
      Expenditures for plant assets                            7,230      7,187
      Payments for businesses acquired                                    3,768
      Proceeds from sale of businesses and assets            (32,140)
      Investments in affiliates                                  160        127
      Other                                                   (1,531)       673
                                                             -------    -------
                                                             (26,281)    11,755
                                                             -------    -------
    Net increase (decrease) in cash
      and cash equivalents                                    38,851    (11,293)
    Cash and cash equivalents at the
      beginning of the period                                 55,654     24,094
                                                             -------    -------
    Cash and cash equivalents at the
      end of the period                                      $94,505    $12,801
                                                             =======    =======

                             Teleflex Incorporated

              Notes to Condensed Consolidated Financial Statements


 Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 1996 and March 26, 1995 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

 Note 2 At March 31, 1996, 1,949,232 shares of common stock were reserved for issuance under the company's stock compensation plans.

 Note 3  Business segment information:


                                          Three months ended
                                               (000)
                                     March 31, 1996   March 26, 1995
     Sales
       Commercial Products              $111,462         $107,309
       Medical Products                   75,834           68,269
       Aerospace Products and Services    47,152           51,315
                                        --------         --------
         Total                          $234,448         $226,893
                                        ========         ========

     Operating Profit
       Commercial Products               $15,167          $17,234
       Medical Products                    8,554            7,639
       Aerospace Products and Services     6,016            1,727
                                         -------          -------
         Total                           $29,737          $26,600
                                         =======          =======

               Management's Analysis of Quarterly Financial Data



Sale of Product Lines:

During the first quarter of 1996, the company sold two product lines in the Aerospace Segment for $37.5 million ($32 million in cash and $5.5 million in notes receivable) resulting in a $2 million pre-tax gain or, $.07 per share. The gain has been reported as a reduction in operating expenses in the Statement of Income and is included in the Aerospace Segment operating profit. The product lines had combined sales and operating profit in the first quarter of 1995 of $13 million and $1 million, respectively.

Results of Operations:

Revenues increased 3% in the first quarter of 1996 to $234.4 million from $226.9 million in 1995. The increase resulted from gains in the Medical and Commercial segments which offset a decline in the Aerospace Segment. The increase was the result of internal growth in the company's core businesses and 1995 acquisitions primarily in the Commercial Segment, offset partially by the decline from the sale of two Aerospace product lines in the first quarter of 1996. The increase in sales excluding the 1995 results of the product lines sold was nearly 10%. Foreign currency exchange rates had a negligible impact on the overall revenue growth of the company. The Commercial, Medical and Aerospace segments comprised 48%, 32% and 20% of the company's net sales, respectively.

Gross profit margin declined to 31.3% in 1996 compared with 31.6% in 1995. An increase in the gross profit margin in the Aerospace Segment was offset by declines in the Medical and Commercial segments. Excluding the gain, operating expenses as a percentage of sales declined slightly from 21.2% in 1995 to 20.7% in 1996 as all three segments improved.

Operating profit increased 12% in the first quarter of 1996 from $26.6 million to $29.7 million and operating margin increased from 11.7% of sales to 12.7%. Operating profit and operating margin increases in the Aerospace and Medical segments offset a decline in the Commercial Segment. Excluding the gain, overall operating profit increased 4% and operating margin increased fractionally.

Industry Segment Review:

Sales in the Commercial Segment increased 4% from $107.3 million in 1995 to $111.5 million in 1996. Increases in the Automotive product line, primarily from a 1995 acquisition, and the

Industrial product line offset a decline in the Marine product line. Operating profit declined 12% from $17.2 million to $15.2 million and operating margin declined from 16.1% to 13.6%. Operating profit and operating margin declined in all product lines with the exception of the Industrial product line which reported a slight increase in operating profit.

The Medical Segment sales increased 11% from $68.3 million to $75.8 million in the first quarter of 1996 compared with 1995. The majority of the increase was the result of improved sales of hospital supply products in European and Asian markets. Operating profit increased 12% from $7.6 million in 1995 to $8.6 million in 1996 and operating margin improved slightly from 11.2% to 11.3%.
The increases were the result of improvements in the hospital supply product line.

The Aerospace Segment sales declined 8% from $51.3 million in 1995 to $47.2 million in 1996. The decline resulted from the sale of two product lines in the first quarter of 1996 which had combined revenues and operating profit of approximately $13 million and $1 million, respectively, in the first quarter of 1995. Excluding the dispositions, sales increased nearly 20% from growth in core Aerospace product lines, primarily the Sermatech coatings, repairs and blade manufacturing businesses. Operating profit increased 248% from $1.7 million in 1995 to $6.0 million in 1996 and operating margin increased from 3.4% to 12.8% of sales. Excluding the $2 million gain in 1996, and the results of product lines sold, operating profit increased over 400% and operating margin increased from 1.9% in 1995 to 8.4% in 1996. The gains were primarily the result of the higher volume in the Sermatech product lines.

Cash flow from operations increased $5.3 million in the first quarter of 1996 compared with 1995. The gain was primarily the result of improvements in inventory levels which declined in 1996 compared with the increase in 1995.
The increase in the cash balance resulted from the $32 million cash proceeds from the sale of two Aerospace product lines. Working capital increased from $252.7 million at December 31, 1995, to $276.3 million at March 31, 1996. The ratio of current assets to current liabilities was 2.4 to 1 at March 31, 1996 compared with 2.3 to 1 at December 31, 1995. Long-term borrowings decreased by $4.5 million from $196.8 million at December 31, 1995, to $192.3 million at March 31, 1996. The decline was due equally to the effects of lower foreign currency translation rates and repayments on long-term borrowings. The combination of the decline in long-term borrowings and the increase in shareholders' equity resulted in an improvement in the ratio of long- term borrowings to total capitalization from 36% at December 31, 1995 to 34% at March 31, 1996.

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


                                           TELEFLEX INCORPORATED




                                           /s/ Harold L. Zuber, Jr.
                                           -------------------------------------
                                           Harold L. Zuber, Jr.
                                           (Principal Financial and
                                           Accounting Officer)




                                           /s/ Steven K. Chance
                                           ------------------------------------
                                           Steven K. Chance
                                           (Vice President)



May 8, 1996