Form 10-Q
period 1996-06-30
TELEFLEX INC
filed 1996-08-13
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission File Number 1-5353

                              TELEFLEX INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                    23-1147939
- ------------------------               ------------------------------------
(State of Incorporation)               (IRS Employer Identification Number)

  630 West Germantown Pike, Suite 450
          Plymouth Meeting, PA                                  19462
- ---------------------------------------                       ----------
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

                                  Yes   X      No
                                       ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

           Class                              Outstanding at June 30, 1996
- -----------------------------                 ----------------------------
Common Stock, $1.00 Par Value                          17,643,546

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                     Assets

                                                     June 30,        Dec. 31,
                                                       1996            1995
                                                    ----------     ----------
    Current assets
       Cash and cash equivalents                     $115,454        $ 55,654
       Accounts receivable less allowance for
         doubtful accounts                            184,587         186,077
       Inventories
         Raw materials                                 69,805          74,281
         Work-in-process                               34,533          40,694
         Finished goods                                79,231          77,547
       Prepaid expenses                                 8,254          11,553
                                                     --------        --------
                                                      491,864         445,806

    Property, plant and equipment, at cost,
       less accumulated depreciation                  262,864         271,786
    Investments in affiliates                          14,118          13,557
    Intangibles and other assets                       58,052          54,022
                                                     --------        --------
                                                     $826,898        $785,171
                                                     ========        ========

                      Liabilities and shareholders' equity

    Current liabilities
       Current portion of borrowings and
         demand loans                                 $78,759         $74,218
       Accounts payable and accrued expenses          102,921         101,405
       Estimated income taxes payable                  18,062          17,532
                                                     --------        --------
                                                      199,742         193,155


    Long-term borrowings                              195,007         196,844
    Deferred income taxes and other                    49,490          39,808
                                                     --------        --------
                                                      444,239         429,807


    Shareholders' equity                              382,659         355,364
                                                     --------        --------
                                                     $826,898        $785,171
                                                     ========        ========

                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income

                    (Dollars in Thousands Except Per Share)


                                               Three Months Ended         Six Months Ended
                                            -----------------------    ----------------------
                                              June 30,     June 25,     June 30,     June 25,
                                                1996         1995         1996         1995
                                            ----------   ----------    ---------   ----------
    Revenues                                  $238,394     $233,888     $472,842     $460,781
                                            ----------   ----------    ---------   ----------
    Cost of sales                              163,290      159,664      324,400      314,783

    Operating expenses                          48,373       48,896       94,961       96,902

    Interest expense                             3,550        4,861        7,484        9,655
                                            ----------   ----------    ---------   ----------
                                               215,213      213,421      426,845      421,340
                                            ----------   ----------    ---------   ----------
    Income before taxes                         23,181       20,467       45,997       39,441

    Provision for taxes on income                8,044        7,163       16,008       13,804
                                            ----------   ----------    ---------   ----------
    Net income                                 $15,137      $13,304      $29,989      $25,637
                                            ==========   ==========    =========   ==========

    Earnings per share                           $0.84        $0.75        $1.67        $1.45

    Dividends per share                         $0.175       $0.155       $0.330       $0.290

    Average number of common and common
       equivalent shares outstanding            17,990       17,813       17,949       17,723


                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)


                                                                    Six Months Ended
                                                               -----------------------
                                                               June 30,       June 25,
                                                                 1996           1995
                                                               --------       --------
    Cash flows from operating activities:
      Net income                                                $29,989        $25,637
      Adjustments to reconcile net income to cash
        flows from operating activities:
        Depreciation and amortization                            18,248         17,947
        (Increase) decrease in accounts receivable               (5,329)         2,876
        (Increase) in inventory                                  (6,846)       (12,153)
        Decrease in prepaid expenses                              2,588          3,676
        Increase (decrease) in accounts payable
          and accrued expenses                                    1,232         (6,027)
        Increase in estimated income
          taxes payable                                           1,732          4,528
        Gain on sale of businesses and assets                    (2,055)
                                                               --------       --------
                                                                 39,559         36,484
                                                               --------       --------
    Cash flows from financing activities:
      Proceeds from new borrowings                                6,600          3,580
      Reduction in long-term borrowings                          (4,062)       (12,539)
      Increase in current borrowings
        and demand loans                                          6,496          2,310
      Proceeds from stock compensation plans
        and distribution of treasury shares                       3,112          3,729
      Dividends                                                  (5,803)        (5,036)
                                                               --------       --------
                                                                  6,343         (7,956)
                                                               --------       --------
    Cash flows from investing activities:
      Expenditures for plant assets                              16,110         14,202
      Payments for businesses acquired                                           3,768
      Proceeds from sale of businesses and assets               (32,140)
      Investments in affiliates                                     160            577
      Other, including translation                                1,972            263
                                                               --------       --------
                                                                (13,898)        18,810
                                                               --------       --------
    Net increase in cash
      and cash equivalents                                       59,800          9,718
    Cash and cash equivalents at the
      beginning of the period                                    55,654         24,094
                                                               --------       --------
    Cash and cash equivalents at the
      end of the period                                        $115,454        $33,812
                                                               ========       ========

                             Teleflex Incorporated

              Notes to Condensed Consolidated Financial Statements


 Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended June 30, 1996 and June 25, 1995 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

 Note 2 At June 30, 1996, 1,927,297 shares of common stock were reserved for issuance under the company's stock compensation plans.

 Note 3  Business segment information:


                                          Three months ended
                                                (000)
                                   June 30, 1996    June 25, 1995
    Sales
       Commercial Products              $113,170         $104,148
       Medical Products                   77,737           76,301
       Aerospace Products and Services    47,487           53,439
                                        --------         --------
         Total                          $238,394         $233,888
                                        ========         ========

    Operating profit
       Commercial Products               $16,928          $16,717
       Medical Products                    9,168            7,867
       Aerospace Products and Services     3,847            2,703
                                         -------          -------
         Total                           $29,943          $27,287
                                         =======          =======



                                           Six months ended
                                                (000)
                                   June 30, 1996    June 25, 1995
    Sales
       Commercial Products              $224,632         $211,457
       Medical Products                  153,571          144,570
       Aerospace Products and Services    94,639          104,754
                                        --------         --------
         Total                          $472,842         $460,781
                                        ========         ========

    Operating profit
       Commercial Products               $32,095          $33,951
       Medical Products                   17,722           15,506
       Aerospace Products and Services     9,863            4,430
                                         -------          -------
         Total                           $59,680          $53,887
                                         =======          =======

               Management's Analysis of Quarterly Financial Data



Sale of Product Lines:

During the first quarter of 1996, the company sold two product lines in the Aerospace Segment for $37.5 million ($32 million in cash and $5.5 million in notes receivable) resulting in a $2 million pre-tax gain or, $.07 per share. The gain has been reported as a reduction in operating expenses in the Statement of Income and is included in the Aerospace Segment operating profit. The product lines had combined sales and operating profit in the second quarter of 1995 of $12 million and $800,000, respectively.

Results of Operations:

Revenues increased 2% in the second quarter of 1996 to $238.4 million from $233.9 million in 1995. The increase resulted from gains in the Commercial and Medical segments which offset a decline in the Aerospace Segment. The increase was the result of internal growth in the company's core businesses and acquisitions primarily in the Commercial Segment, offset partially by the decline from the sale of two Aerospace product lines in the first quarter of 1996. The increase in sales excluding the 1995 results of the product lines sold was approximately 7%. The Commercial, Medical and Aerospace segments comprised 47%, 33% and 20% of the company's net sales, respectively.

Gross profit margin declined slightly to 31.5% in 1996 compared with 31.7% in 1995. An increase in the gross profit margin in the Aerospace and Medical segments was offset by a decline in the Commercial Segment. Operating expenses as a percentage of sales declined to 20.3% in 1996 from 20.9% in 1995 as all three segments improved.

Operating profit increased 10% in the second quarter of 1996 from $27.3 million to $29.9 million and operating margin increased from 11.7% of sales to 12.6%. Operating profit and operating margin increases in the Aerospace and Medical segments offset a decline in the operating margin of the Commercial Segment. The Commercial Segment's operating profit increased slightly.

Industry Segment Review:

Sales in the Commercial Segment increased 9% from $104.2 million in 1995 to $113.2 million in 1996. Increases in the Automotive product line, partially from a 1995 acquisition, and the Industrial product line offset a decline in the Marine product line. Operating profit in 1996 of $16.9 million represents a 1% increase compared with 1995 and operating margin declined from

16.1% to 15% due primarily to a decline in the Marine product line.

The Medical Segment sales increased 2% from $76.3 million to $77.7 million in the second quarter of 1996 compared with 1995. Improved sales of hospital supply products in European and Asian markets offset a decline from the effects of foreign exchange rates. Operating profit increased 17% from $7.9 million in 1995 to $9.2 million in 1996 and operating margin improved from 10.3% to 11.8% as a result of improvements in the hospital supply and surgical devices product lines.

The Aerospace Segment sales declined 11% from $53.4 million in 1995 to $47.5 million in 1996. The decline resulted from the sale of two product lines in the first quarter of 1996 which had combined revenues and operating profit of approximately $12 million and $800,000, respectively, in the second quarter of 1995. Excluding the dispositions, sales increased approximately 15% from growth in core Aerospace product lines, primarily the Sermatech coatings, repairs and blade manufacturing businesses. Operating profit increased 42% from $2.7 million in 1995 to $3.8 million in 1996 and operating margin increased from 5.1% to 8.1% of sales. The gains were the result of higher volume in the Sermatech and aerospace controls product lines.

Cash flow from operations increased $3.1 million during the period ended June 30, 1996 compared with 1995 due primarily to improvements in working capital levels. The increase in the cash balance reflects the $32 million cash proceeds from the sale of two Aerospace product lines. Working capital increased from $252.7 million at December 31, 1995, to $292.1 million at June 30, 1996. The ratio of current assets to current liabilities was 2.5 to 1 at June 30, 1996 compared with 2.3 to 1 at December 31, 1995. Long-term borrowings decreased by $1.8 million from $196.8 million at December 31, 1995, to $195.0 million at June 30, 1996. The decline was due primarily to the effects of lower foreign currency translation rates. The combination of the decline in long-term borrowings and the increase in shareholders' equity resulted in an improvement in the ratio of long-term borrowings to total capitalization from 36% at December 31, 1995 to 34% at June 30, 1996.

                             Teleflex Incorporated

                           Part II Other Information



         Item 4.  Submission of Matters to a Vote of Security Holders

                 At the company's Annual Meeting of Shareholders held on April 26, 1996, the following were elected to the Board of Directors of the company for a term expiring in 1999:

                 Name                              Votes For                         Withheld
                 ----                              ---------                         --------
         Lennox K. Black                           15,161,808                         396,923
         Lewis E. Hatch, Jr.                       15,006,319                         552,412
         James W. Stratton                         15,165,620                         396,111



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


                                           TELEFLEX INCORPORATED




                                           /s/ Harold L. Zuber, Jr.
                                           ------------------------
                                           Harold L. Zuber, Jr.
                                           (Principal Financial and
                                           Accounting Officer)




                                           /s/ Steven K. Chance
                                           --------------------
                                           Steven K. Chance
                                           (Vice President)



August 7, 1996