Form 10-Q
period 1996-09-29
TELEFLEX INC
filed 1996-11-12
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

      (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

                                       OR

      ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                          Commission File Number 1-5353

                              TELEFLEX INCORPORATED
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                          23-1147939
-----------------------                     -----------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)

  630 West Germantown Pike, Suite 450
         Plymouth Meeting, PA                                    19462
--------------------------------------                         ----------
(Address of Principal Executive Office)                        (Zip Code)

                                 (610) 834-6301
                     -------------------------------------
                     (Telephone Number Including Area Code)

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

                                   Yes   X      No
                                        ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                             Outstanding at September 29, 1996
-----------------------------                  ---------------------------------
Common Stock, $1.00 Par Value                             17,672,416

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)


                  Assets
                                                Sept. 29,      Dec. 31,
                                                  1996           1995
                                                ---------      --------
Current assets
   Cash and cash equivalents                    $115,004       $ 55,654
   Accounts receivable less allowance for
     doubtful accounts                           182,773        186,077
   Inventories
     Raw materials                                68,917         74,281
     Work-in-process                              31,096         40,694
     Finished goods                               84,907         77,547
   Prepaid expenses                                8,318         11,553
                                                --------       --------
                                                 491,015        445,806
Property, plant and equipment, at cost,
   less accumulated depreciation                 260,815        271,786
Investments in affiliates                         14,612         13,557
Intangibles and other assets                      57,095         54,022
                                                --------       --------

                                                $823,537       $785,171
                                                ========       ========
   Liabilities and shareholders' equity

Current liabilities
   Current portion of borrowings and
     demand loans                               $ 72,035       $ 74,218
   Accounts payable and accrued expenses          97,741        101,405
   Estimated income taxes payable                 16,970         17,532
                                                --------       --------
                                                 186,746        193,155

Long-term borrowings                             192,811        196,844
Deferred income taxes and other                   53,274         39,808
                                                --------       --------
                                                 432,831        429,807

Shareholders' equity                             390,706        355,364
                                                --------       --------

                                                $823,537       $785,171
                                                ========       ========

                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income
                    (Dollars in Thousands Except Per Share)


                                             Three Months Ended           Nine Months Ended
                                          ------------------------     ------------------------
                                          Sept. 29,      Sept. 24,     Sept. 29,      Sept. 24,
                                            1996           1995           1996           1995
                                          --------       --------       --------       --------
Revenues                                  $215,144       $210,340       $687,986       $671,121
                                          --------       --------       --------       --------

Cost of sales                              148,773        145,876        473,173        460,659

Operating expenses                          47,597         47,076        142,558        143,978

Interest expense                             3,361          4,692         10,845         14,347
                                          --------       --------       --------       --------

                                           199,731        197,644        626,576        618,984
                                          --------       --------       --------       --------

Income before taxes                         15,413         12,696         61,410         52,137

Provision for taxes on income                5,364          4,444         21,372         18,248
                                          --------       --------       --------       --------

Net income                                $ 10,049       $  8,252       $ 40,038       $ 33,889
                                          ========       ========       ========       ========

Earnings per share                        $   0.56       $   0.46       $   2.23       $   1.91

Dividends per share                       $  0.175       $  0.155       $  0.505       $  0.445

Average number of common and common
   equivalent shares outstanding            18,026         17,829         17,974         17,758

                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)


                                                         Nine Months Ended
                                                     -------------------------
                                                     Sept. 29,       Sept. 24,
                                                       1996            1995
                                                     --------        ---------
Cash flows from operating activities:
  Net income                                         $ 40,038        $ 33,889
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                      28,900          27,049
    (Increase) decrease in accounts receivable         (3,391)          4,946
    (Increase) in inventories                          (8,063)        (15,947)
    Decrease in prepaid expenses                        2,537           4,213
    (Decrease) in accounts payable
      and accrued expenses                             (2,602)         (9,360)
    (Decrease) increase in estimated income
      taxes payable                                      (340)          7,873
    Gain on sale of businesses and assets              (2,055)
                                                     --------        --------

                                                       55,024          52,663
                                                     --------        --------
Cash flows from financing activities:
  Proceeds from new borrowings                         20,030           3,580
  Reduction in long-term borrowings                   (18,817)        (15,553)
  (Decrease) increase in current borrowings
    and demand loans                                     (512)         11,706
  Proceeds from stock compensation plans
    and distribution of treasury shares                 4,167           4,961
  Dividends                                            (8,891)         (7,742)
                                                     --------        --------

                                                       (4,023)         (3,048)
                                                     --------        --------
Cash flows from investing activities:
  Expenditures for plant assets                        24,134          20,648
  Payments for businesses acquired                                      8,176
  Proceeds from sale of businesses and assets         (32,140)
  Investments in affiliates                               444             690
  Other, including translation                           (787)            993
                                                     --------        --------
                                                       (8,349)         30,507
                                                     --------        --------
Net increase in cash
  and cash equivalents                                 59,350          19,108
Cash and cash equivalents at the
  beginning of the period                              55,654          24,094
                                                     --------        --------
Cash and cash equivalents at the
  end of the period                                  $115,004        $ 43,202
                                                     ========        ========

                              Teleflex Incorporated

              Notes to Condensed Consolidated Financial Statements


Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended September 29, 1996 and September 24, 1995 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

Note 2 At September 29, 1996, 1,905,947 shares of common stock were reserved for issuance under the company's stock compensation plans.

Note 3   Business segment information:

                                                      Three months ended
                                                             (000)
                                              Sept. 29, 1996   Sept. 24, 1995
         Sales
           Commercial Products                      $ 93,110         $ 87,701
           Medical Products                           75,524           72,612
           Aerospace Products and Services            46,510           50,027
                                                    --------         --------
              Total                                 $215,144         $210,340
                                                    ========         ========
         Operating profit
            Commercial Products                     $  9,855         $ 10,864
            Medical Products                           7,811            6,410
            Aerospace Products and Services            4,380            2,686
                                                    --------         --------
              Total                                 $ 22,046         $ 19,960
                                                    ========         ========
                                                      Nine months ended
                                                            (000)
                                              Sept. 29, 1996   Sept. 24, 1995
         Sales
            Commercial Products                     $317,742         $299,158
            Medical Products                         229,095          217,182
            Aerospace Products and Services          141,149          154,781
                                                    --------         --------
              Total                                 $687,986         $671,121
                                                    ========         ========
         Operating profit
            Commercial Products                     $ 41,950         $ 44,815
            Medical Products                          25,533           21,916
            Aerospace Products and Services           14,243            7,116
                                                    --------         --------
              Total                                 $ 81,726         $ 73,847
                                                    ========         ========

                Management's Analysis of Quarterly Financial Data

Sale of Product Lines:

During the first quarter of 1996, the company sold two product lines in the Aerospace Segment for $37.5 million ($32 million in cash and $5.5 million in notes receivable) resulting in a $2 million pre-tax gain or, $.07 per share. The gain has been reported as a reduction in operating expenses in the Statement of Income and is included in the Aerospace Segment operating profit. The product lines had combined sales and operating profit in the third quarter of 1995 of $13 million and $800,000, respectively.

Results of Operations:

Revenues increased 2% in the third quarter of 1996 to $215.1 million from $210.3 million in 1995. The increase resulted from gains in the Commercial and Medical segments which offset a decline in the Aerospace Segment. The increase was the result of internal growth in the company's core businesses, offset partially by the decline from the sale of two Aerospace product lines in the first quarter of 1996. The increase in sales excluding the 1995 results of the product lines sold was approximately 9%. The Commercial, Medical and Aerospace segments comprised 43%, 35% and 22% of the company's net sales, respectively.

Gross profit margin increased slightly to 30.8% in 1996 compared with 30.6% in 1995. An increase in the gross profit margin in the Medical and Aerospace segments was offset by a decline in the Commercial Segment. Operating expenses as a percentage of sales declined to 22.1% in 1996 from 22.4% in 1995 as an increase in the Aerospace Segment was more than offset by declines in the Medical and Commercial segments.

Operating profit increased 10% in the third quarter of 1996 from $20.0 million to $22.0 million and operating margin increased from 9.5% of sales to 10.2%. Operating profit and operating margin increases in the Aerospace and Medical segments offset declines in the Commercial Segment.

Industry Segment Review:

Sales in the Commercial Segment increased 6% from $87.7 million in 1995 to $93.1 million in 1996. The increase resulted from a gain in the Automotive product line while the Marine and Industrial product lines were essentially flat. Within the Marine product line, a decline in sales of electronic products was offset by an increase in sales of marine controls. Operating profit in 1996 of $9.9 million represents a 9% decrease compared with 1995 and operating margin declined from 12.4% to 10.6% due to decreases in the marine and industrial product lines.

Medical Segment sales increased 4% from $72.6 million to $75.5 million in the third quarter of 1996 compared with 1995. Both the hospital supply and surgical instruments product lines achieved higher volume despite exchange rate decreases. Operating profit increased 22% from $6.4 million in 1995 to $7.8 million in 1996 and operating margin improved from 8.8% to 10.3% as a result of improvements in the surgical instruments product line. Operating profit in the third quarter of 1995 included a $1.2 million pre-tax charge for severance.

The Aerospace Segment sales declined 7% from $50.0 million in 1995 to $46.5 million in 1996. The decline resulted from the sale of two product lines in the first quarter of 1996 which had combined revenues and operating profit of approximately $13 million and $800,000, respectively, in the third quarter of 1995. Excluding the dispositions, sales increased over 25% from growth in core Aerospace product lines, primarily the Sermatech coatings, repairs and blade manufacturing businesses. Operating profit increased 63% from $2.7 million in 1995 to $4.4 million in 1996 and operating margin increased from 5.4% to 9.4% of sales. The gains were the result of higher volume in the Sermatech and aerospace controls product lines.

Cash flow from operations increased $2.4 million during the period ended September 29, 1996 compared with 1995 due to higher net income and improvements in working capital levels, offset by the timing of income tax payments. The increase in the cash balance reflects the $32 million cash proceeds from the sale of two Aerospace product lines. Working capital increased from $252.7 million at December 31, 1995, to $304.3 million at September 29, 1996. The ratio of current assets to current liabilities was 2.6 to 1 at September 29, 1996 compared with 2.3 to 1 at December 31, 1995. Long-term borrowings decreased by $4.0 million from $196.8 million at December 31, 1995, to $192.8 million at September 29, 1996. The decline was due to the effects of lower foreign currency translation rates which offset an increase in net borrowings. The combination of the decline in long-term borrowings and the increase in shareholders' equity resulted in an improvement in the ratio of long-term borrowings to total capitalization from 36% at December 31, 1995 to 33% at September 29, 1996.

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


                                     TELEFLEX INCORPORATED




                                     /s/ Harold L. Zuber, Jr.
                                     --------------------------
                                     Harold L. Zuber, Jr.
                                     (Principal Financial and
                                      Accounting Officer)




                                     /s/ Steven K. Chance
                                     --------------------------
                                     Steven K. Chance
                                     (Vice President)



November 7, 1996