Form 10-K405
period 1996-12-29
TELEFLEX INC
filed 1997-03-24
CIK 96943

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X          NO  __

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $746,464,241 as of February 1, 1997.

     The registrant had 18,128,211 Common Shares outstanding as of February 1, 1997.

     Documents Incorporated by Reference: (a) Annual Report to Shareholders for the fiscal year ended December 29, 1996, incorporated partially in Part I and
Part II hereof; and (b) Proxy Statement for the 1997 Annual Meeting of Shareholders, incorporated partially in Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     The Company* was incorporated in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, the Company began to emphasize products and services in a broader range of economically diverse markets to reduce its vulnerability to economic cycles. Since the mid-1970s, the Company's investments have been directed toward specific market niches employing its technical capabilities to provide solutions to specific engineering problems and, over the last ten years toward expanding into medical businesses. The continuing stream of new products and value-added product improvements that have resulted from this strategy have enabled the Company to participate in larger market segments. Several of these new products and product improvements were developed by means of an unusual investment program of the Company called the New Venture Fund. Established in 1972, the Fund directs monies representing one-half percent of sales into the development of new products and services. This concept allows for entrepreneurial risk taking in new areas by encouraging innovation and competition among the Company's managers for funds to pursue new programs and activities independent of their operating budgets. Examples of New Venture projects include the initial funding of SermeTel(R) research and most of the early seed money for certain medical products.

     The Company's business is separated into three segments -- Commercial, Medical and Aerospace.

COMMERCIAL SEGMENT

     The Commercial Segment designs and manufactures proprietary mechanical controls for the automotive market; mechanical, electrical and hydraulic controls, and electronic products for the pleasure marine market; and proprietary products for the fluid transfer and outdoor power equipment markets.

     Products in the Commercial Segment generally are less complex and are produced in higher unit volume than those of the Company's other two segments. They are manufactured both for general distribution as well as custom fabricated to meet individual customer needs. Consumer spending patterns generally influence the market trends for these products.

     The Commercial Segment consists of three major product lines: Marine, Automotive and Industrial.

     The Company is a leading domestic producer of mechanical steering systems for pleasure power boats. It also manufactures hydraulic steering systems, engine throttle and shift controls and electrical instrumentation and has expanded into electronic navigation, location and communication systems. In 1991 the Company acquired Marinex Industries, Ltd., a British manufacturer of marine electronics. Its Cetrek autopilots and navigational equipment complement Teleflex's hydraulic steering products which together can be sold to both the commercial and pleasure marine markets. Techsonic Industries, Inc., a manufacturer of marine information systems (electronic navigation, communication and fish location devices) sold through mass merchandisers under the Humminbird brand name, became a wholly owned subsidiary in 1992. In 1994, the Company acquired TX Controls, a Swedish manufacturer of mechanical and hydraulic steering systems, engine control systems and cables for application on marine craft and industrial vehicles. The acquisition of TX Controls, along with Marinex, enhanced the Company's access to the international marine market. Aside from the Humminbird products, the Company's marine products are sold principally to boat builders and in the aftermarket. These products are used principally on pleasure craft but also have application on commercial vessels.

     The Company is a major supplier of mechanical controls to the domestic automotive market. The principal products in this market are accelerator, transmission shift, park lock, window regulator controls and a heat resistant flexible fuel line. In 1995 the Company acquired the cable controls businesses of Handy & Harmon Automotive Group. This acquisition broadened the automotive product line by adding a park brake and provided a manufacturing plant in Mexico. In 1996 the Company acquired a U.K. manufacturer of cable

---------------

* As used herein the "Company" refers to Teleflex Incorporated and its consolidated subsidiaries.

control products which establishes the Company's automotive cable operations in Europe. Acceptance by the automobile manufacturers of a Company-developed control for use on a new model ordinarily assures the Company a large, but not exclusive, market share for the supply of that control. The sales of mechanical automotive controls were $164,500,000, $193,361,000 and $217,904,000 in 1994,
1995 and 1996, respectively.

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

MEDICAL SEGMENT

     The Medical Segment manufactures and distributes a broad range of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. It also manufactures general and specialized surgical instruments and provides instrument management services. Products in this segment generally are required to meet exacting standards of performance and have long product life cycles. External economic influences on sales relate primarily to spending patterns in the worldwide medical devices and supplies market.

     Within the Medical Segment, the Company operates three major businesses:
TFX OEM, Hospital Supply and Surgical Devices. In the late 1970s, the Company decided to apply its polymer technologies to the medical market, and began by extruding intravenous catheter tubing which it sold to original equipment manufacturers. Through TFX OEM, the Company produces standard and custom-designed semi-finished components for other medical device manufacturers using its polymer materials and processing technology. Through acquisitions the Company established the other two product lines of this segment.

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

     The acquisitions of the Pilling Company in 1991 and Edward Weck Incorporated in 1993 became the foundation of the surgical devices business. The Weck acquisition was assimilated during 1994 into the existing surgical device operations. The combination of Pilling and Weck significantly expanded the product offerings, marketing opportunities and selling capabilities in the surgical devices market in the United States; and provides opportunities for increasing international sales. During 1994 and 1995, smaller acquisitions were made to balance the Company's product offerings in Europe. In 1996 it was decided that Pilling Weck will focus on three distinct markets; surgical instruments, instrument services and surgical closure products. Each market is served by a division with a separate sales force and management team dedicated to each market with certain administrative functions shared among the three divisions. Surgical Devices manufactures and distributes, primarily through its own sales force, instruments used in both traditional (open) and minimally-invasive surgical procedures including general and specialized surgical instruments such as scissors, forceps, vascular clamps, needle holders and retractors; closure products such as ligation clips, appliers and skin staples; and, provides specialized instrument management services.

AEROSPACE SEGMENT

     The Aerospace Segment serves the commercial aerospace and turbine engine markets. Its businesses design and manufacture precision controls and cargo systems for aviation and provide coating and repair services and blade manufacturing for users of both flight and land-based turbine engines. These products and services, many of which are proprietary, require a high degree of engineering sophistication and are often custom designed. External economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry.

     In 1995 and in the first quarter of 1996 the Company sold product lines as part of a structural realignment within the Aerospace Segment. These businesses produced a variety of mechanical and electromechanical controls for commercial and military aircraft, ordnance and space vehicles. The sale of these product lines effectively ended most of the Company's involvement in the military/defense sector of the aerospace industry. Telair will focus on cargo handling systems for commercial aircraft and other aircraft controls. The Company's cargo handling systems include patented digitally controlled systems to move and secure containers of cargo inside commercial aircraft. These systems are sold either to aircraft manufacturers as original installations or to airlines and air freight carriers for retrofit of existing systems. The Company also designs, manufactures and repairs mechanical and electromechanical components used on both commercial and, to a lesser extent military aircraft. These other aircraft controls include flight controls, canopy and door actuators, cargo winches and control valves. The Company's design engineers work with design personnel from the major aircraft manufacturers in the development of controls for use on new aircraft. In addition, the Company supplies spare parts to aircraft operators typically through distributors. This spare parts business extends as long as the particular type of aircraft continues in service.

     In the early 1960s, aircraft manufacturers began to encounter high temperature lubrication problems in connection with mechanical controls for aircraft jet engines. Through Sermatech International, the Company utilized its aerospace experience and engineering capabilities to develop a series of formulations of inorganic coatings to solve these high temperature lubrication problems. These products were further developed by the Company and sold under the trademark SermeTel(R) to provide anti-corrosion protection for compressor blades and other airfoils. Sermatech International, through a network of facilities in five countries, provides a variety of sophisticated protective coatings and other services for turbine engine components; highly-specialized repairs for critical components such as fan blades and airfoils; and manufacturing and high quality dimensional finishing of airfoils and other turbine engine components. The Company has added technologies through acquisition and internal development and now offers a diverse range of technical services and materials technologies to turbine markets throughout the world. In 1993 the Company acquired Mal Tool & Engineering, a manufacturer of fan blades for flight turbines, and airfoils for both flight and land-based gas turbines and steam turbines. This acquisition broadened the Company's product offering including turnkey manufactured and coated airfoils and provided another entree to major international turbine manufacturers. During the fourth quarter of 1995 the Company formed a joint venture, Airfoil Technologies International LLC
(ATI), with General Electric Aircraft Engines to provide fan blade and airfoil repair services. The Sermatech repair operations were contributed to ATI which is owned 51% by the Company. ATI provides a vehicle for the technological and geographic expansion of the Sermatech repairs services business. To further broaden the Company's turbo-machinery technological and manufacturing capabilities, and improve the range of product offerings, a subsidiary of the Company, in the fourth quarter of 1996 merged with Lehr Precision, Inc., an electro-chemical machining manufacturer of turbo-machinery components used on both flight and industrial turbines.

MARKETING

     In 1996, the percentages of the Company's consolidated net sales represented by its major markets were as follows: aerospace -- 22%; medical -- 33%; marine and industrial -- 22%; and automotive -- 23%.

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

     For information on foreign operations, export sales, and principal customers, see text under the heading "Business segments and other information" on page 27 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

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

BACKLOG

     As of December 29, 1996 the Company's backlog of firm orders for the Aerospace Segment was $180 million, of which it is anticipated that over three-fourths will be filled in 1997. The Company's backlog for the Aerospace segment on December 31, 1995 was $81 million. The increase in the backlog in 1996 compared with 1995 is due primarily to the merger with Lehr Precision, Inc. in the fourth quarter of 1996.

     As of December 29, 1996 the Company's backlog of firm orders for the Medical and Commercial segments was $21 million and $88 million, respectively. This compares with $24 million and $84 million, respectively, as of December 31, 1995. Substantially all of the December 29, 1996 backlog will be filled in 1997. Most of the Company's medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

EMPLOYEES

     The Company had approximately 9,700 employees at December 29, 1996.

EXECUTIVE OFFICERS

     The names and ages of all executive officers of the Company as of March 1, 1997 and the positions and offices with the Company held by each such officer are as follows:

                                                        POSITIONS AND OFFICES
          NAME              AGE                             WITH COMPANY
------------------------    ---     -------------------------------------------------------------
Lennox K. Black             66      Chairman of the Board and Director
David S. Boyer              54      President, Chief Executive Officer and Director
John J. Sickler             54      President -- TFX Equities Inc.
Dr. Roy C. Carriker         59      President and Chief Operating Officer -- TFX Aerospace
Harold L. Zuber, Jr.        47      Vice President, Chief Financial Officer and Controller
Steven K. Chance            51      Vice President, General Counsel and Secretary
Ira Albom                   67      Senior Vice President
Louis T. Horvath            58      Vice President -- Quality and Productivity
Ronald D. Boldt             54      Vice President -- Human Resources
Janine Dusossoit            43      Vice President -- Investor Relations
Thomas M. Byrne             50      Assistant Treasurer

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

     The following are the Company's major facilities:

                                                               SQUARE      OWNED OR     EXPIRATION
                          LOCATION                             FOOTAGE      LEASED         DATE
-------------------------------------------------------------  -------     --------     ----------
COMMERCIAL SEGMENT
Van Wert, OH.................................................  130,000       Owned(1)        N/A
Limerick, PA.................................................  110,000       Owned           N/A
Hagerstown, MD...............................................  103,000       Owned(1)        N/A
Waterbury, CT................................................   99,000      Leased          1998
Eufaula, AL..................................................   98,000       Owned           N/A
Haysville, KS................................................   98,000      Leased          2002
Suffield, CT.................................................   90,000      Leased          2000
Hillsdale, MI................................................   85,000       Owned(1)        N/A
Nuevo Laredo, Mexico.........................................   67,000      Leased          1998
Willis, TX...................................................   70,000       Owned(1)        N/A
Eufaula, AL..................................................   61,000       Owned           N/A
Birmingham, England..........................................   60,000      Leased          2016
Lebanon, VA..................................................   52,000       Owned(1)        N/A
Goteborg, Sweden.............................................   37,000       Owned           N/A
Swainsboro, GA...............................................   37,000      Leased          2004
Vancouver, B.C., Canada......................................   30,000       Owned           N/A
Troy, MI.....................................................   29,000      Leased          2003
Sarasota, FL.................................................   25,000      Leased          1997
Selmer, TN...................................................   24,000      Leased          2005
Poole, England...............................................   20,000       Owned           N/A

MEDICAL SEGMENT

Kernen, Germany..............................................  263,000       Owned           N/A
Durham, NC...................................................  144,000       Owned           N/A
Kernen, Germany..............................................  114,000      Leased          2013
Taiping, Malaysia............................................   85,000       Owned           N/A
Lurgan, Northern Ireland.....................................   80,000       Owned           N/A
Duluth, GA...................................................   69,000      Leased          1999
Fort Washington, PA..........................................   65,000       Owned           N/A
Jaffrey, NH..................................................   60,000       Owned(1)        N/A
Franiere, Belgium............................................   59,000      Leased          2005
Montevideo, Uruguay..........................................   45,000       Owned           N/A
Bourg-en-Bresse, France......................................   38,000      Leased          1999
Bad Liebenzell, Germany......................................   36,000      Leased          2000
Betschdorf, France...........................................   32,000       Owned           N/A
High Wycombe, England........................................   25,000      Leased          2012
Limerick, Ireland............................................   16,000      Leased          2020

                                                               SQUARE      OWNED OR     EXPIRATION
                          LOCATION                             FOOTAGE      LEASED         DATE
-------------------------------------------------------------  -------     --------     ----------
AEROSPACE SEGMENT

Spanish Fork, UT.............................................  189,000       Owned           N/A
Cincinnati, OH...............................................  160,000      Leased          2001
Oxnard, CA...................................................  145,000       Owned           N/A
Mentor, OH...................................................   90,000       Owned           N/A
Manchester, CT...............................................   74,000       Owned           N/A
Limerick, PA.................................................   70,000       Owned           N/A
Derbyshire, England..........................................   70,000      Leased          1999
Compton, CA..................................................   49,000      Leased          1999
Biddeford, ME................................................   32,000      Leased          1998
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

ITEM 3.  LEGAL PROCEEDINGS

     Two subsidiaries of the Company were identified as potentially responsible parties (PRPs) in connection with the Casmalia Hazardous Waste Management Facility in 1994. The Company and other PRPs have negotiated with the United States Environmental Protection Agency (EPA) a good faith offer and have taken over certain closure and post-closure activities. These activities will take place over the next three years.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     See "Quarterly Financial Data" on page 29 of the Company's 1996 Annual Report to Shareholders for market price and dividend information. Also see the Note entitled "Borrowings and Leases" on pages 25 and 26 of such Annual Report for certain dividend restrictions under loan agreements, all of which information is incorporated herein by reference. The Company had approximately 1,400 registered shareholders at February 1, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     See pages 30 through 33 of the Company's 1996 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the text under the heading "Financial Review" on pages 34 through 39 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 21 through 29 of the Company's 1996 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's Directors and Director nominees, see "Election Of Directors" and "Additional Information About The Board Of Directors" on pages 2 through 4 of the Company's Proxy Statement for its 1997 Annual Meeting, which information is incorporated herein by reference.

     For information with respect to the Company's Executive Officers, see Part I of this report on pages 4 and 5, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Additional Information About The Board of Directors", "Board Compensation Committee", "Five-Year Shareholder Return Comparison" and "Executive Compensation and Other Information" on pages 4 through 8 of the Company's Proxy Statement for its 1997 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" on pages 1 and 2, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 2 and "Election Of Directors" on pages 2 and 3 of the Company's Proxy Statement for its 1997 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Additional Information About The Board Of Directors", "Board Compensation Committee" and "Executive Compensation and Other Information" on pages 4 through 8 of the Company's Proxy Statement for its 1997 Annual Meeting, which information is incorporated herein by reference.

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

Dated: March 21, 1997

                             TELEFLEX INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements together with the report thereon of Price Waterhouse LLP dated February 12, 1997 on pages 21 to 28 of the accompanying 1996 Annual Report to Shareholders are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information, and those portions incorporated by specific reference in this document, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedule together with the report thereon of Price Waterhouse LLP dated February 12, 1997 on page 11 should be read in conjunction with the consolidated financial statements in such 1996 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Teleflex Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 12, 1997 appearing on page 28 of the 1996 Annual Report to Shareholders of Teleflex Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 12, 1997

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8
(No. 2-84148, No. 2-98715, No. 33-34753, and No. 33-53385) of Teleflex
Incorporated of our report dated February 12, 1997 appearing on page 28 of the 1996 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
March 21, 1997

                             TELEFLEX INCORPORATED

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           BALANCE AT     ADDITIONS       DOUBTFUL       BALANCE AT
                                           BEGINNING      CHARGED TO      ACCOUNTS         END OF
           FOR THE YEAR ENDED               OF YEAR         INCOME       WRITTEN OFF        YEAR
-----------------------------------------  ----------     ----------     -----------     ----------
December 29, 1996........................  $3,797,000     $2,026,000     $(1,713,000)    $4,110,000
December 31, 1995........................  $3,036,900     $1,333,600     $  (573,500)    $3,797,000
December 25, 1994........................  $2,352,700     $1,251,800     $  (567,600)    $3,036,900

MARCH 21, 1997

                               INDEX TO EXHIBITS

EXHIBIT
-------

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

   (f) - Teleflex Incorporated Deferred Compensation Plan entered into as of January 1, 1995, incorporated by reference to the company's Form 10-K for the year ended December 31, 1995.

   (g) - Information on the Company's Profit Participation Plan, insurance arrangements with certain officers and deferred compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and compensation arrangements with directors is incorporated by reference to the Company's definitive Proxy Statement for the 1995, 1996 and 1997 Annual Meeting of Shareholders.

   (h) - The Company's Voluntary Investment Plan is incorporated by reference to Exhibit 28 of the Company's registration statement on Form S-8 (Registration No. 2-98715).

13 - Pages 21 through 33 of the Company's Annual Report to Shareholders for the period ended December 29, 1996.

21 - The Company's Subsidiaries.

24 - Consent of Independent Accountants (see page 11 herein).

25 - Power of Attorney.