Form 10-Q
period 1997-03-30
TELEFLEX INC
filed 1997-05-08
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                          Commission File Number 1-5353

                              TELEFLEX INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                          23-1147939
(State of Incorporation)                    (IRS Employer Identification Number)

     630 West Germantown Pike, Suite 450
           Plymouth Meeting, PA                                         19462
  (Address of Principal Executive Office)                             (Zip Code)

                                 (610) 834-6301
                     (Telephone Number Including Area Code)

                                      None
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X      No
                                        ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                                  Outstanding at March 30,1997
Common Stock, $1.00 Par Value                                18,148,611

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                                               Assets

                                                                                               Mar. 30,                   Dec. 29,
                                                                                                1997                       1996
                                                                                              --------                    --------
         Current assets
            Cash and cash equivalents                                                         $ 67,885                     $ 68,618
            Accounts receivable less allowance for
              doubtful accounts                                                                214,435                      193,587
            Inventories
              Raw materials                                                                     74,835                       72,704
              Work-in-process                                                                   30,950                       35,010
              Finished goods                                                                    86,106                       82,982
            Prepaid expenses                                                                    12,237                       13,120
                                                                                              --------                     --------
                                                                                               486,448                      466,021

         Property, plant and equipment, at cost,
            less accumulated depreciation                                                      291,010                      291,787
         Investments in affiliates                                                              23,773                       17,356
         Intangibles and other assets                                                           89,535                       82,690
                                                                                              --------                     --------

                                                                                              $890,766                     $857,854
                                                                                              ========                     ========

                                                Liabilities and shareholders' equity

         Current liabilities
            Current portion of borrowings and
              demand loans                                                                    $ 68,900                     $ 70,587
            Accounts payable and accrued expenses                                              112,686                      108,922
            Estimated income taxes payable                                                      23,846                       17,157
                                                                                              --------                     --------
                                                                                               205,432                      196,666


         Long-term borrowings                                                                  190,042                      195,945
         Deferred income taxes and other                                                        71,831                       56,067
                                                                                              --------                     --------
                                                                                               467,305                      448,678


         Shareholders' equity                                                                  423,461                      409,176
                                                                                              --------                     --------

                                                                                              $890,766                     $857,854
                                                                                              ========                     ========

                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income

              (Dollars and Shares in Thousands, Except Per Share)

                                                                                  Three Months Ended
                                                                      --------------------------------------------
                                                                            Mar. 30,                Mar. 31,
                                                                              1997                    1996
                                                                      ---------------------    -------------------

         Revenues                                                                 $269,344               $234,448
                                                                      ---------------------    -------------------

         Cost of sales                                                             186,139                161,110

         Operating expenses                                                         54,271                 46,588

         Interest expense                                                            3,356                  3,934
                                                                      ---------------------    -------------------

                                                                                   243,766                211,632
                                                                      ---------------------    -------------------

         Income before taxes                                                        25,578                 22,816

         Provision for taxes on income                                               8,901                  7,964
                                                                      ---------------------    -------------------

         Net income                                                                $16,677                $14,852
                                                                      =====================    ===================


         Earnings per share                                                          $0.90                  $0.83

         Dividends per share                                                        $0.175                 $0.155

         Average number of common and common
            equivalent shares outstanding                                           18,576                 17,907

                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)

                                                                                      Three Months Ended
                                                                      ---------------------------------------------------
                                                                             Mar. 30,                   Mar. 31,
                                                                               1997                       1996
                                                                      -----------------------   -------------------------
         Cash flows from operating activities:
           Net income                                                                $16,677                     $14,852
           Adjustments to reconcile net income to cash
             flows from operating activities:
             Depreciation and amortization                                            11,337                       9,067
             (Increase) in accounts receivable                                       (21,311)                    (13,137)
             (Increase) decrease in inventory                                         (1,132)                      1,380
             Decrease in prepaid expenses                                                707                       2,057
             Increase (decrease) in accounts payable
               and accrued expenses                                                    5,498                      (4,635)
             Increase in estimated income
               taxes payable                                                           6,972                       2,611
             Gain on sale of businesses and assets                                                                (2,055)
                                                                      -----------------------   -------------------------

                                                                                      18,748                      10,140
                                                                      -----------------------   -------------------------

         Cash flows from financing activities:
           Reduction in long-term borrowings                                          (1,393)                     (2,369)
           Increase  in current borrowings
             and demand loans                                                          4,012                       5,766
           Proceeds from stock compensation plans
             and distribution of treasury shares                                       1,010                       1,754
           Dividends                                                                  (3,222)                     (2,721)
                                                                      -----------------------   -------------------------

                                                                                         407                       2,430
                                                                      -----------------------   -------------------------

         Cash flows from investing activities:
           Expenditures for plant assets                                             (14,794)                     (7,230)
           Payments for businesses acquired                                             (349)
           Proceeds from sale of businesses and assets                                                            32,140
           Investments in affiliates                                                  (6,650)                       (160)
           Other                                                                       1,905                       1,531
                                                                      -----------------------   -------------------------
                                                                                     (19,888)                     26,281
                                                                      -----------------------   -------------------------

         Net  (decrease) increase in cash
           and cash equivalents                                                         (733)                     38,851
         Cash and cash equivalents at the
           beginning of the period                                                    68,618                      55,654
                                                                      -----------------------   -------------------------

         Cash and cash equivalents at the
           end of the period                                                         $67,885                     $94,505
                                                                      =======================   =========================

                              Teleflex Incorporated


              Notes to Condensed Consolidated Financial Statements


Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended March 30, 1997 and March 31, 1996 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

Note 2 At March 30, 1997, 1,848,147 shares of common stock were reserved for issuance under the company's stock compensation plans.

Note 3 On April 25, 1997, the Board of Directors approved a two-for-one split of the Company's common stock to be effected in the form of a 100% stock dividend to holders of record at the close of business on May 23, 1997. The per share data included in this report has not been adjusted to reflect this prospective stock dividend.

Note 4   Business segment information:

                                          Three months ended
                                                (000)
                                  March 30, 1997   March 31, 1996
     Sales
       Commercial Products              $122,740         $111,462
       Medical Products                   79,568           75,834
       Aerospace Products                 67,036           47,152
                                        --------         --------
         Total                          $269,344         $234,448
                                        ========         ========

     Operating profit
       Commercial Products               $16,107          $15,167
       Medical Products                    8,588            8,554
       Aerospace Products                  7,736            6,016
                                         -------          -------
         Total                           $32,431          $29,737
                                         =======          =======

                Management's Analysis of Quarterly Financial Data



Results of Operations:

Revenues increased 15% in the first quarter of 1997 to $269.3 million from $234.4 million in 1996. The increase resulted from gains in all three segments, Commercial, Medical and, primarily Aerospace. Nearly one-half of the growth was the result of acquisitions, primarily in the Aerospace Segment, while the remainder resulted from increases in the company's existing product lines. The Commercial, Medical and Aerospace segments comprised 46%, 29% and 25% of the company's net sales, respectively.

Gross profit margin decreased to 30.9% in 1997 compared with 31.3% in 1996. A reduction in the proportion of sales from the Medical Segment, which has a higher gross margin compared with the other segments, resulted in the decrease. Operating expenses as a percentage of sales increased slightly to 20.1% in 1997 from 19.9% in 1996 as an increase in the Medical and Commercial segments offset a decline in the Aerospace Segment.

Operating profit increased 9% in the first quarter of 1997 from $29.7 million to $32.4 million. Excluding the gain of $2.0 million in the first quarter of 1996 from the disposition of product lines in the Aerospace Segment, operating profit increased 17% and operating margin improved to 12.0% from 11.8%. Operating profit increased in the Aerospace and Commercial segments while the Medical Segment operating profit was unchanged from 1996. An increase in the Aerospace Segment operating margin offset declines in the Commercial and Medical segments.

Industry Segment Review:

Sales in the Commercial Segment increased 10% from $111.5 million in 1996 to $122.7 million in 1997. The increase resulted from gains in all three product lines: marine, automotive and industrial. The increase was due in part to sales from a small acquisition in the fourth quarter of 1996 within the automotive product line. Operating profit in 1997 of $16.1 million represents a 6% increase compared with 1996; however, operating margin declined from 13.6% to 13.1% due to a decrease in the automotive product line. Additional operating expenses in connection with business expansion efforts and lower margin contribution of the acquisition, resulted in the operating margin decline.

The Medical Segment sales increased 5% from $75.8 million to $79.6 million in the first quarter of 1997, compared with 1996 as a result of an increase in the hospital supply product line. Operating profit remained unchanged from the prior year while operating margin declined from 11.3% in 1996 to 10.8% in 1997. Increases in hospital supply operating profit and margin offset declines in surgical devices. The surgical devices product line is in the process of being segregated into market-focused business units, one of which contains the operations of a ligation clip business acquired in the first quarter of 1997. Both the segregation and integration of the acquisition resulted in additional expenses which lowered operating profits and margins in the first quarter.

The Aerospace Segment sales increased 42% from $47.2 million in 1996 to $67.0 million in 1997. Sales increased in all product lines in the Segment: cargo handling systems and the turbo-machinery coatings, repairs and component manufacturing businesses. The fourth quarter 1996 addition of an electro-chemical machining company contributed approximately half of the sales growth in the Segment. Excluding the first quarter 1996 gain on the dispositions of two product lines, operating profit increased over 90% and operating margin improved to 11.5% from 8.4%. The increases in both operating profit and margin are due primarily to the higher volume.

Cash flow from operations increased $8.6 million during the period ended March 30, 1997 compared with 1996 due to higher net income and depreciation and, the timing of income tax payments. Working capital increased from $269.4 million at December 29, 1996, to $281.0 million at March 30, 1997. The ratio of current assets to current liabilities was 2.4 to 1 at both March 30, 1997 and December 29, 1996. Expenditures for plant assets increased $7.6 million in the first quarter over the same period in 1996. The increase is primarily within the Aerospace Segment where construction of a turbomachinery repairs facility in Singapore is beginning, and where additional equipment is necessary to meet the higher sales volume. Long-term borrowings decreased by $5.9 million from $195.9 million at December 29, 1996, to $190.0 million at March 30, 1997. The decline was due to the effects of lower foreign currency translation rates and, to a lesser extent, repayments. The combination of the decline in long-term borrowings and the increase in shareholders' equity resulted in an improvement in the ratio of long-term borrowings to total capitalization from 32% at December 29, 1996 to 31% at March 30, 1997.

                              Teleflex Incorporated

                            Part II Other Information



         Item 6.  Exhibits and Reports on Form 8-K
         -----------------------------------------

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




May 8, 1997