Form 10-Q
period 1997-06-29
TELEFLEX INC
filed 1997-08-07
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

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

                                Yes   X      No
                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                  Outstanding at June 29, 1997
-----------------------------       ----------------------------
Common Stock, $1.00 Par Value                   36,910,496

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                     Assets

                                                        June 29,    Dec. 29,
                                                          1997         1996
                                                      -----------  -----------

Current assets
   Cash and cash equivalents                             $60,650      $68,618
   Accounts receivable less allowance for
     doubtful accounts                                   214,577      193,587
   Inventories                                           196,833      190,696
   Prepaid expenses                                       11,053       13,120
                                                      -----------  -----------
                                                         483,113      466,021

Property, plant and equipment, at cost,
   less accumulated depreciation                         304,825      291,787
Investments in affiliates                                 23,975       17,356
Intangibles and other assets                              89,474       82,690
                                                      -----------  -----------

                                                        $901,387     $857,854
                                                      ===========  ===========

                      Liabilities and shareholders' equity

Current liabilities
   Current portion of borrowings and
     demand loans                                        $68,730      $70,587
   Accounts payable and accrued expenses                 108,251      108,922
   Estimated income taxes payable                         19,718       17,157
                                                      -----------  -----------
                                                         196,699      196,666


Long-term borrowings                                     195,655      195,945
Deferred income taxes and other                           69,257       56,067
                                                      -----------  -----------
                                                         461,611      448,678


Shareholders' equity                                     439,776      409,176
                                                      -----------  -----------

                                                        $901,387     $857,854
                                                      ===========  ===========


                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income

                    (Dollars in Thousands Except Per Share)


                                                     Three Months Ended      Six Months Ended
                                                   ----------------------- -----------------------
                                                   June 29,     June 30,    June 29,    June 30,
                                                     1997         1996        1997        1996
                                                   ----------  ----------- ----------- -----------

Revenues                                            $280,263     $238,394    $549,607    $472,842
                                                   ----------  ----------- ----------- -----------

Cost of sales                                        193,942      163,290     380,081     324,400

Operating expenses                                    54,786       48,373     109,057      94,961

Interest expense                                       3,478        3,550       6,834       7,484
                                                   ----------  ----------- ----------- -----------

                                                     252,206      215,213     495,972     426,845
                                                   ----------  ----------- ----------- -----------

Income before taxes                                   28,057       23,181      53,635      45,997

Provision for taxes on income                          9,708        8,044      18,609      16,008
                                                   ----------  ----------- ----------- -----------

Net income                                           $18,349      $15,137     $35,026     $29,989
                                                   ==========  =========== =========== ===========


Earnings per share                                     $0.49        $0.42       $0.94       $0.84

Dividends per share                                   $0.100       $0.088      $0.188      $0.165

Average number of common and common
   equivalent shares outstanding                      37,624       35,980      37,388      35,897

                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)


                                                            Six Months Ended
                                                         -----------------------
                                                         June 29,     June 30,
                                                           1997         1996
                                                         ----------  -----------
Cash flows from operating activities:
  Net income                                               $35,026      $29,989
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                           23,346       18,248
    (Increase) in accounts receivable                      (17,073)      (5,329)
    (Increase) in inventory                                 (3,088)      (6,846)
    Decrease in prepaid expenses                             1,925        2,588
    (Decrease) increase in accounts payable
      and accrued expenses                                  (1,915)       1,232
    Increase in estimated income
      taxes payable                                          2,284        1,732
    Gain on disposition of product lines                                 (2,055)
                                                         ----------  -----------

                                                            40,505       39,559
                                                         ----------  -----------

Cash flows from financing activities:
  Proceeds from new borrowings                               9,000        6,600
  Reduction in long-term borrowings                        (10,754)      (4,062)
  Increase in current borrowings
    and demand loans                                         2,516        6,496
  Proceeds from stock compensation plans                     2,089        3,112
  Dividends                                                 (6,858)      (5,803)
                                                         ----------  -----------

                                                            (4,007)       6,343
                                                         ----------  -----------

Cash flows from investing activities:
  Expenditures for plant assets                            (34,975)     (16,110)
  Payments for businesses acquired                            (349)
  Proceeds from disposition of product lines
    and assets                                                           32,140
  Investments in affiliates                                 (7,215)        (160)
  Other                                                     (1,927)      (1,972)
                                                         ----------  -----------
                                                           (44,466)      13,898
                                                         ----------  -----------

Net increase in cash
  and cash equivalents                                      (7,968)      59,800
Cash and cash equivalents at the
  beginning of the period                                   68,618       55,654
                                                         ----------  -----------

Cash and cash equivalents at the
  end of the period                                        $60,650     $115,454
                                                         ==========  ===========

                             Teleflex Incorporated

              Notes to Condensed Consolidated Financial Statements




Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended June 29, 1997 and June 30, 1996 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.


Note 2 At June 29, 1997, 3,511,774 shares of common stock were reserved for issuance under the company's stock compensation plans.


Note 3 On April 25, 1997 the Board of Directors approved a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend. The dividend was distributed on June 16, 1997 to holders of record on May 23, 1997. The per share data included in this report have been adjusted to reflect this stock dividend.


Note 4  Inventories consisted of the following:


                                          1997           1996
          Raw materials               $ 67,025       $ 72,704
          Work-in-process               37,828         35,010
          Finished goods                91,980         82,982
                                      --------       --------
                                      $196,833       $190,696
                                      ========       ========

Note 5  Business segment information:


                                          Three months ended
                                                (000)
                                   June 29, 1997    June 30, 1996
     Sales
       Commercial Products              $125,692         $113,170
       Medical Products                   81,127           77,737
       Aerospace Products                 73,444           47,487
                                        --------         --------
         Total                          $280,263         $238,394
                                        ========         ========


     Operating profit
       Commercial Products               $18,010          $16,928
       Medical Products                    8,101            9,168
       Aerospace Products                  8,762            3,847
                                         -------          -------
         Total                           $34,873          $29,943
                                         =======          =======



                                           Six months ended
                                                (000)
                                   June 29, 1997    June 30, 1996
     Sales
       Commercial Products              $248,432         $224,632
       Medical Products                  160,695          153,571
       Aerospace Products                140,480           94,639
                                        --------         --------
         Total                          $549,607         $472,842
                                        ========         ========


     Operating profit
       Commercial Products               $34,117          $32,095
       Medical Products                   16,689           17,722
       Aerospace Products                 16,498            9,863
                                         -------          -------
         Total                           $67,304          $59,680
                                         =======          =======

               Management's Analysis of Quarterly Financial Data


Results of Operations:

Revenues increased 18% in the second quarter of 1997 to $280.3 million from $238.4 million in 1996. The increase resulted from gains in all three segments, Commercial, Medical and Aerospace, approximately one-half of which resulted from acquisitions. The Commercial, Medical and Aerospace segments comprised 45%, 29% and 26% of the company's net sales, respectively.

Gross profit margin declined to 30.8% in 1997 compared with 31.5% in 1996. Increases in the gross profit margins in the Commercial and Aerospace segments were offset by a decline in the Medical segment. Operating expenses as a percentage of sales declined to 19.5% in 1997 from 20.3% in 1996 as declines in the Medical and Aerospace segments offset an increase in the Commercial Segment.

Operating profit increased 16% in the second quarter of 1997 from $29.9 million to $34.9 million while operating margin decreased slightly from 12.6% of sales to 12.4%. Increases in the Aerospace and Commercial segments operating profit offset a decline in the Medical Segment while the increase in operating margin in the Aerospace Segment did not offset declines in the Commercial and Medical segments.

Industry Segment Review:

Sales in the Commercial Segment increased 11% from $113.2 million in 1996 to $125.7 million in 1997 as all three product lines, Automotive, Marine and Industrial improved. Operating profit in 1997 of $18.0 million represents a 6% increase compared with 1996 while operating margin declined from 15.0% to 14.3% due to a decrease in the Automotive product line, in part as a result of recent acquisitions.

The Medical Segment sales increased 4% from $77.7 million to $81.1 million in the second quarter of 1997 compared with 1996. Improved sales of hospital supply products in Europe and sales from a 1997 acquisition in the surgical devices product line offset a decline from the effects of the stronger dollar against major European currencies. Operating profit decreased 12% from $9.2 million in 1996 to $8.1 million in 1997 and operating margin declined from 11.8% in 1996 to 10.0% in 1997. The decline is the result of the stronger dollar on the primarily European - based hospital supply product line and additional expenses in the surgical devices product line in connection with integrating the 1997 acquisition.

The Aerospace Segment sales increased 55% from $47.5 million in 1996 to $73.4 million in 1997 primarily from gains in the turbo-machinery coatings, repairs and component manufacturing businesses. The addition of an electro-chemical machining company contributed nearly one-half of the sales growth in the segment. Operating profit increased over 100% from $3.8 million in 1996 to $8.8 million in 1997 and operating margin improved from 8.1% in 1996 to 11.9% in 1997. The increases in both operating profit and operating margin resulted primarily from the increased sales volume in the turbo-machinery businesses.

Cash flow from operations increased approximately $1.0 million in the second quarter of 1997 compared with 1996 as increased net income and depreciation offset the effects of increased working capital, primarily accounts receivable. Working capital increased from $269.4 million at December 29, 1996, to $286.4 million at June 29, 1997. The ratio of current assets to current liabilities was 2.5 to 1 at June 29, 1997 compared with 2.4 to 1 at December 29, 1996. Expenditures for plant assets increased $18.9 million over the same period in 1996. The increase is primarily within the Aerospace Segment where construction of a turbomachinery repairs facility in Singapore is ongoing and where additional equipment is necessary to meet the higher sales volume. Long-term borrowings at June 29, 1997 of $195.7 million remained constant compared with December 29, 1996. An increase from additional borrowings was offset by repayments and lower foreign currency translation rates. The increase in shareholders' equity resulted in an improvement in the ratio of long-term borrowings to total capitalization from 32% at December 29, 1996 to 31% at June 29, 1997.

                             Teleflex Incorporated

                           Part II Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

       At the company's Annual Meeting of Shareholders held on April 25, 1997, the following were elected to the Board of Directors of the company for a term expiring in 1999:

       Name                  Votes For               Withheld
       ----                  ---------               --------
David S. Boyer              31,615,564               369,856
Sigismundus W.W. Lubsen     31,612,844               372,576
James W. Stratton           31,615,298               370,122



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



August 7, 1997