Form 10-Q
period 1997-09-28
TELEFLEX INC
filed 1997-11-07
CIK 96943

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

                 For the quarterly period ended September 28, 1997

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

                                  Yes   X      No
                                      -----       ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                  Outstanding at Sept.28, 1997
-----------------------------       ----------------------------
Common Stock, $1.00 Par Value                   37,012,100

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                     Assets

                                                                Sept. 28,         Dec. 29,
                                                                   1997             1996
                                                               -------------     -----------
Current assets
  Cash and cash equivalents                                         $32,937         $68,618
  Accounts receivable less allowance for
    doubtful accounts                                               233,646         193,587
  Inventories                                                       203,951         190,696
  Prepaid expenses                                                    5,967          13,120
                                                                   ---------       ---------
                                                                    476,501         466,021
Property, plant and equipment, at cost,
     less accumulated depreciation                                  317,508         291,787
Investments in affiliates                                            24,166          17,356
Intangibles and other assets                                         96,715          82,690
                                                                   ---------       ---------

                                                                   $914,890        $857,854
                                                                   =========       =========


                      Liabilities and shareholders' equity

Current liabilities
  Current portion of borrowings and
    demand loans                                                    $70,596         $70,587
  Accounts payable and accrued expenses                             106,362         108,922
  Estimated income taxes payable                                     22,675          17,157
                                                                   ---------       ---------
                                                                    199,633         196,666

Long-term borrowings                                                194,801         195,945
Deferred income taxes and other                                      69,584          56,067
                                                                   ---------       ---------
                                                                    464,018         448,678

Shareholders' equity                                                450,872         409,176
                                                                   ---------       ---------

                                                                   $914,890        $857,854
                                                                   =========       =========

                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income

                    (Dollars in Thousands Except Per Share)


                                              Three Months Ended            Nine Months Ended
                                           ------------------------      ------------------------
                                           Sept. 28,      Sept. 29,      Sept. 28,     Sept. 29,
                                             1997            1996          1997          1996
                                           ----------     ----------     ----------    ----------
Revenues                                    $281,757       $215,144       $831,364      $687,986
                                           ----------     ----------     ----------    ----------

Cost of sales                                197,065        148,773        577,146       473,173

Operating expenses                            59,833         47,597        168,890       142,558

Interest expense                               3,683          3,361         10,517        10,845
                                           ----------     ----------     ----------    ----------

                                             260,581        199,731        756,553       626,576
                                           ----------     ----------     ----------    ----------

Income before taxes                           21,176         15,413         74,811        61,410

Provision for taxes on income                  7,348          5,364         25,957        21,372
                                           ----------     ----------     ----------    ----------

Net income                                   $13,828        $10,049        $48,854       $40,038
                                           ==========     ==========     ==========    ==========


Earnings per share                             $0.36          $0.28          $1.30         $1.11

Dividends per share                           $0.100         $0.088         $0.288        $0.253

Average number of common and common
    equivalent shares outstanding             37,889         36,052         37,555        35,949

                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)


                                                              Nine Months Ended
                                                    ------------------------------------
                                                    Sept. 28,                  Sept. 29,
                                                       1997                      1996
                                                    ---------                  ---------
Cash flows from operating activities:
  Net income                                          $48,854                    $40,038
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                      35,539                     28,900
    (Increase) in accounts receivable                 (32,084)                    (3,391)
    (Increase) in inventories                         (11,020)                    (8,063)
    Decrease in prepaid expenses                        6,959                      2,537
    (Decrease) in accounts payable
       and accrued expenses                            (8,308)                    (2,602)
Increase (decrease) in estimated income
       taxes payable                                    5,456                       (340)
Gain on disposition of product lines                                              (2,055)
                                                      --------                  ---------

                                                       45,396                     55,024
                                                      --------                  ---------

Cash flows from financing activities:
  Proceeds from new borrowings                          9,000                     20,030
  Reduction in long-term borrowings                   (11,905)                   (18,817)
  Increase (decrease) in current borrowings
    and demand loans                                    5,008                       (512)
  Proceeds from stock compensation plans                3,053                      4,167
  Dividends                                           (10,554)                    (8,891)
                                                      --------                  ---------

                                                       (5,398)                    (4,023)
                                                      --------                  ---------

Cash flows from investing activities:
  Expenditures for plant assets                       (52,344)                   (24,134)
  Payments for businesses acquired                    (14,273)
  Proceeds from disposition of product lines
    and assets                                                                    32,140
  Investments in affiliates                            (7,712)                      (444)
  Other                                                (1,350)                       787
                                                      --------                  ---------
                                                      (75,679)                     8,349
                                                      --------                  ---------

Net (decrease) increase in cash
  and cash equivalents                                (35,681)                    59,350
Cash and cash equivalents at the
  beginning of the period                              68,618                     55,654
                                                      --------                  ---------

Cash and cash equivalents at the
  end of the period                                   $32,937                   $115,004
                                                      ========                  =========

                            Teleflex Incorporated

             Notes to Condensed Consolidated Financial Statements




 Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended September 28, 1997 and September 29, 1996 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.


 Note 2 At September 28, 1997, 3,406,349 shares of common stock were reserved for issuance under the company's stock compensation plans.


 Note 3 On April 25, 1997 the Board of Directors approved a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend. The dividend was distributed on June 16, 1997 to holders of record on May 23, 1997. The per share data included in this report have been adjusted to reflect this stock dividend.


 Note 4          Inventories consisted of the following:


                                      Sept.1997         Dec. 1996
                 Raw materials         $ 69,774          $ 72,704
                 Work-in-process         36,780            35,010
                 Finished goods          97,397            82,982
                                       --------          --------
                                       $203,951          $190,696
                                       ========          ========

Note 5   Business segment information:


                                          Three months ended
                                                (000)
                                   Sept. 28,1997    Sept.29, 1996
     Sales
       Commercial Products              $119,504          $93,110
       Medical Products                   78,364           75,524
       Aerospace Products                 83,889           46,510
                                        --------         --------
         Total                          $281,757         $215,144
                                        ========         ========


     Operating profit
       Commercial Products               $11,311           $9,855
       Medical Products                    8,159            7,811
       Aerospace Products                  9,234            4,380
                                         -------          -------
         Total                           $28,704          $22,046
                                         =======          =======



                                           Nine months ended
                                                (000)
                                   Sept.28, 1997    Sept.29, 1996
     Sales
       Commercial Products              $367,936         $317,742
       Medical Products                  239,059          229,095
       Aerospace Products                224,369          141,149
                                        --------          -------
         Total                          $831,364         $687,986
                                        ========         ========


     Operating profit
       Commercial Products               $45,428          $41,950
       Medical Products                   24,848           25,533
       Aerospace Products                 25,732           14,243
                                         -------          -------
         Total                           $96,008          $81,726
                                         =======          =======

               Management's Analysis of Quarterly Financial Data


Results of Operations:

Revenues increased 31% in the third quarter of 1997 to $281.8 million from $215.1 million in 1996. The increase resulted from gains in all three segments, Commercial, Medical and Aerospace, approximately one-half of which resulted from acquisitions. The Commercial, Medical and Aerospace segments comprised 42%, 28% and 30% of the company's net sales, respectively.

Gross profit margin declined to 30.1% in 1997 compared with 30.8% in 1996 and operating expenses as a percentage of sales declined to 21.2% in 1997 from 22.1%. The decreases are due primarily to the reduction in the proportion of sales from the Medical Segment which has a higher gross profit margin and operating expense to sales percentage relative to the other two segments.

Operating profit increased 30% in the third quarter of 1997 from $22.0 million to $28.7 million while operating margin remained constant at 10.2%. While operating profit increased in all three segments, operating margin increases in Aerospace and, to a lesser extent, Medical offset a decline in the Commercial Segment.

Industry Segment Review:

Sales in the Commercial Segment increased 28% from $93.1 million in 1996 to $119.5 million in 1997 due to increases in the Automotive and Industrial product lines while Marine product line sales remained flat. Operating profit increased 15% from $9.9 million in 1996 to $11.3 million in 1997 while operating margin declined from 10.6% to 9.5% due to a decrease in the Automotive product line, in part as a result of recent acquisitions.

The Medical Segment sales increased 4% from $75.5 million to $78.4 million in the third quarter of 1997 compared with 1996. Improved sales of Hospital Supply products and sales from a 1997 acquisition in the Surgical Devices product line offset a decline from the effects of the stronger dollar against major European currencies. Operating profit increased 5% from $7.8 million in 1996 to $8.2 million in 1997 and operating margin increased slightly from 10.3% in 1996 to 10.4% in 1997. The improvement is due to the substantial completion of manufacturing plant realignments and a reduction in expenses in the surgical devices product line in connection with integrating the 1997 acquisition.

The Aerospace Segment sales increased 80% from $46.5 million in 1996 to $83.9 million in 1997 primarily from gains in the turbo-machinery, repairs and component manufacturing businesses and from an acquisition. Operating profit increased over 100% from $4.4 million in 1996 to $9.2 million in 1997 and operating margin improved from 9.4% in 1996 to 11.0% in 1997. The increases in both operating profit and operating margin resulted primarily from the increased sales volume.

Cash flow from operations decreased $9.6 million in the third quarter of 1997 compared with 1996 as increased net income and depreciation were offset by the effects of increased working capital, primarily accounts receivable as a result of increased sales. Working capital increased from $269.4 million at December 29, 1996, to $276.9 million at September 28, 1997. The ratio of current assets to current liabilities was 2.4 to 1 at both September 28, 1997 and December 29, 1996. Expenditures for plant assets increased $28.2 million over the same period in 1996. The expenditures, approximately 60% of which are in the Aerospace Segment, including construction of a plant in Singapore are being made to meet the increased sales demand. Long-term borrowings at September 28, 1997 of $194.8 million declined by $1.1 million compared with December 29, 1996. An increase from additional borrowings was offset by repayments and lower foreign currency translation rates. The increase in shareholders' equity resulted in an improvement in the ratio of long-term borrowings to total capitalization from 32% at December 29, 1996 to 30% at September 28, 1997.

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



November 7, 1997