Form 10-K
period 1997-12-28
TELEFLEX INC
filed 1998-03-26
CIK 96943

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO____________

                           COMMISSION FILE NO. 1-5353
                            ------------------------

                             TELEFLEX INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                             23-1147939
              (STATE OR OTHER JURISDICTION OF                    (I.R.S.
               INCORPORATION OR ORGANIZATION)                   EMPLOYER
                                                             IDENTIFICATION
                                                                  NO.)
   630 WEST GERMANTOWN PIKE, SUITE 450, PLYMOUTH MEETING,         19462
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

                             YES  X          NO  __

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,164,123,532 as of February 1, 1998.

     The registrant had 37,129,696 Common Shares outstanding as of February 1, 1998.

     Documents Incorporated by Reference: (a) Annual Report to Shareholders for the fiscal year ended December 28, 1997, incorporated partially in Part I and
Part II hereof; and (b) Proxy Statement for the 1998 Annual Meeting of Shareholders, incorporated partially in Part III hereof.
================================================================================

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

     The Company is a leading domestic producer of mechanical steering systems for pleasure power boats. It also manufactures hydraulic steering systems, engine throttle and shift controls, electrical gauges and instrumentation and electronic location, communication and navigation systems. Techsonic Industries, Inc., a manufacturer of marine information systems (electronic navigation, communication and fish location devices) sold through mass merchandisers under the Humminbird brand name, became a wholly owned subsidiary in 1992. In 1994, the Company acquired TX Controls, a Swedish manufacturer of mechanical and hydraulic steering systems, engine control systems and cables for application on marine craft and industrial vehicles. Aside from the Humminbird products, the Company's marine products are sold principally to boat builders and in the aftermarket. These products are used principally on pleasure craft but also have application on commercial vessels.

     The Company is a major supplier of driver control systems to automotive manufacturers worldwide. The principal products in this market are accelerator, transmission shift, park lock, window regulator controls, pedal box and gear shift systems and a heat resistant flexible fuel line. In 1995 the Company acquired the cable controls businesses of Handy & Harmon Automotive Group. This acquisition broadened the automotive product line by adding a park brake and provided a manufacturing plant in Mexico. In 1996 the Company acquired a U.K. manufacturer of cable control products which establishes the Company's automotive cable operations in Europe. In May 1997 the Company acquired Comcorp Technologies, Inc. a supplier of pedal assemblies and other automotive components and systems. In December 1997 the company acquired United Parts N.V. a European manufacturer of gear shift systems and other components supplying most of the

---------------

* As used herein the "Company" refers to Teleflex Incorporated and its consolidated subsidiaries.

European auto and truck makers. The Truck Systems Division of United Parts was sold in February 1998. The remaining Driver Control Division which has five manufacturing plants throughout Europe, expanded the Company's entrance into the European automotive market. The acquisitions of both Comcorp and United Parts are part of the Company's strategy to integrate cable controls with other automotive components in order to provide systems solutions for customers. Acceptance by the automobile manufacturers of a Company-developed control for use on a new model ordinarily assures the Company a large, but not exclusive, market share for the supply of that control. The sales of mechanical automotive cable controls were $193,361,000, $217,904,000 and $248,397,000 in 1995, 1996
and 1997, respectively.

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

MEDICAL SEGMENT

     The Medical Segment manufactures and distributes a broad range of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. It also designs and manufactures a variety of surgical instruments, closure systems and provides instrument management services. Products in this segment generally are required to meet exacting standards of performance and have long product life cycles. External economic influences on sales relate primarily to spending patterns in the worldwide medical devices and supplies market.

     Within the Medical Segment, the Company has two major product lines:
Hospital Supply and Surgical Devices. In addition the Company has extrusion capabilities which it uses to serve original equipment manufacturers. In the late 1970s, the Company decided to apply its polymer technologies to the medical market, and began by extruding intravenous catheter tubing which it sold to original equipment manufacturers. Through Teleflex OEM, the Company produces standard and custom-designed semi-finished components for other medical device manufacturers using its polymer materials and processing technology. Through acquisitions the Company established the other two product lines of this segment.

     In 1989, the acquisition of Willy Rusch AG and affiliates in Germany brought with it an established manufacturing base and distribution network, primarily in Europe. This and other smaller acquisitions designed to broaden the Company's product offerings form the base of the Hospital Supply product line. The Hospital Supply product line includes the manufacture and sale of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. Product offerings include, among others, latex catheters, endotracheal tubes, laryngoscopes, face masks, tracheostomy tubes and stents for airway and esophageal management.

     The acquisitions of the Pilling Company in 1991 and Edward Weck Incorporated in 1993 became the foundation of the Surgical Devices product line. The Pilling and Weck businesses significantly expanded the product offerings, marketing opportunities and selling capabilities in the surgical devices market in the United States and provide opportunities for increasing international sales. During 1994 and 1995, smaller acquisitions were made to balance the Company's product offerings in Europe. In 1997 the acquisition of a manufacturer with a complementary line of closure products broadened the Company's product offerings. The Surgical Devices product line will focus on three distinct markets: surgical instruments, surgical closure products and instrument management services. Each market is served by a separate sales force and management team dedicated to each market. Surgical Devices designs, manufactures and distributes, primarily through its own sales force, instruments used in both open and minimally-invasive surgical procedures including general and specialized surgical instruments such as scissors, forceps, vascular clamps, needle holders and retractors; closure products such as ligation clips, appliers and skin staples; and, provides specialized instrument management services.

AEROSPACE SEGMENT

     The Aerospace Segment serves the commercial aerospace and turbine engine markets. Its businesses design and manufacture precision controls and cargo systems for aviation; provide coatings, repair services and manufactured components for users of both flight and land-based turbine engines. Sales are both to original equipment manufacturers and the aftermarket. These products and services, many of which are proprietary, require a high degree of engineering sophistication and are often custom designed. External economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry.

     In 1995 and in the first quarter of 1996 the Company sold product lines as part of a structural realignment within the Aerospace Segment. These businesses produced a variety of mechanical and electromechanical controls for commercial and military aircraft, ordnance and space vehicles. The sale of these product lines effectively ended most of the Company's involvement in the military/defense sector of the aerospace industry. Telair International manufactures and distributes cargo handling systems for commercial aircraft and other aircraft controls. The Company's cargo handling systems include patented digitally controlled systems to move and secure containers of cargo inside commercial aircraft. In 1997 the Company acquired Scandinavian Bellyloading Company, a European manufacturer of cargo loading systems for narrow-body aircraft which complements the Company's existing wide-body cargo handling systems. Cargo handling systems are sold either to aircraft manufacturers as original installations or to airlines and air freight carriers for retrofit of existing systems. The Company also designs, manufactures and repairs mechanical and electromechanical components used on both commercial and, to a lesser extent military aircraft. These other aircraft controls include flight controls, canopy and door actuators, cargo winches and control valves. The Company's design engineers work with design personnel from the major aircraft manufacturers in the development of controls for use on new aircraft. In addition, the Company supplies spare parts to aircraft operators typically through distributors. This spare parts business extends as long as the particular type of aircraft continues in service.

     In the early 1960s, aircraft manufacturers began to encounter high temperature lubrication problems in connection with mechanical controls for aircraft jet engines. Through Sermatech International, the Company utilized its aerospace experience and engineering capabilities to develop a series of formulations of inorganic coatings to solve these high temperature lubrication problems. These products were further developed by the Company and sold under the trademark SermeTel(R) to provide anti-corrosion protection for compressor blades and other airfoils. Sermatech International, through a network of facilities in five countries, provides a variety of sophisticated protective coatings and repair services for ground turbine engine components; highly-specialized repairs for critical components such as fan blades and airfoils for flight-based turbine engines; and manufacturing and high quality dimensional finishing of airfoils and other turbine engine components. The Company has added technologies through acquisition and internal development and now offers a diverse range of technical services and materials technologies to turbine markets throughout the world. In 1993 the Company acquired Mal Tool & Engineering, a manufacturer of fan blades for flight turbines, and airfoils for both flight and ground-based gas turbines and steam turbines. This acquisition broadened the Company's product offering including turnkey manufactured and coated airfoils and provided another entree to major international turbine manufacturers. During the fourth quarter of 1995 the Company formed a joint venture, Airfoil Technologies International LLC (ATI), with General Electric Aircraft Engines to provide fan blade and airfoil repair services for flight-based turbine engine blades. The Sermatech repair operations were contributed to ATI which is owned 51% by the Company. ATI provides a vehicle for the technological and geographic expansion of the Sermatech repairs services business. To further broaden the Company's turbo-machinery technological and manufacturing capabilities, and to improve the range of product offerings, the Company, in 1996 acquired Lehr Precision, Inc., an electro-chemical machining manufacturer of turbo-machinery components used on both flight and ground turbines. In 1997 the Company acquired Gas-Path Technology, Inc. to further expand its ground turbine repair capabilities within the Sermatech network of facilities.

MARKETING

     In 1997, the percentages of the Company's consolidated net sales represented by its major markets were as follows: aerospace -- 28%; medical -- 28%; marine and industrial -- 20%; and automotive -- 24%.

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

     For information on foreign operations, export sales, and principal customers, see text under the heading "Business segments and other information" on page 25 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

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

BACKLOG

     As of December 28, 1997 the Company's backlog of firm orders for the Aerospace Segment was $364 million, of which it is anticipated that approximately one-half will be filled in 1998. The Company's backlog for the Aerospace Segment on December 29, 1996 was $180 million.

     As of December 28, 1997 the Company's backlog of firm orders for the Medical and Commercial segments was $26 million and $98 million, respectively. This compares with $21 million and $88 million, respectively, as of December 29, 1996. Substantially all of the December 28, 1997 backlog will be filled in 1998. Most of the Company's medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

EMPLOYEES

     The Company had approximately 11,700 employees at December 28, 1997.

EXECUTIVE OFFICERS

     The names and ages of all executive officers of the Company as of March 1, 1998 and the positions and offices with the Company held by each such officer are as follows:

                                                     POSITIONS AND OFFICES
         NAME              AGE                            WITH COMPANY
         ----              ---                       ---------------------
Lennox K. Black            67     Chairman of the Board and Director
David S. Boyer             55     President, Chief Executive Officer and Director
John J. Sickler            55     President, TFX Equities Inc.
Dr. Roy C. Carriker        60     President and Chief Operating Officer, TFX Sermatech
Harold L. Zuber, Jr.       48     Vice President, Chief Financial Officer and Controller
Steven K. Chance           52     Vice President, General Counsel and Secretary
Ira Albom                  68     Senior Vice President
Louis T. Horvath           59     Vice President, Quality and Productivity
Ronald D. Boldt            55     Vice President, Human Resources
Janine Dusossoit           44     Vice President, Investor Relations
Thomas M. Byrne            51     Assistant Treasurer

     Mr. Boyer was elected President and Chief Executive Officer on April 28, 1995. Prior to that date he was President.

     Dr. Carriker was named President and Chief Operating Officer, TFX Sermatech on January 3, 1994. Prior to that date he was President, Sermatech International.

     Mr. Horvath was named to the position of Vice Presidents, Quality and Productivity on January 4, 1996. Prior to that date he was Vice President, Quality Management.

     Officers are elected by the Board of Directors for one year terms. No family relationship exists among any of the executive officers of the Company.

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

     The following are the Company's major facilities:

                                                              SQUARE     OWNED OR    EXPIRATION
                          LOCATION                            FOOTAGE     LEASED        DATE
                          --------                            -------    --------    ----------
COMMERCIAL SEGMENT
Dassel, Germany.............................................  140,000      Owned         N/A
Van Wert, OH................................................  130,000      Owned(1)      N/A
Limerick, PA................................................  110,000      Owned         N/A
Dalstorp, Sweden............................................  105,000      Owned         N/A
Hagerstown, MD..............................................  103,000      Owned(1)      N/A
Warren, MI..................................................  100,000     Leased        1999
Waterbury, CT...............................................   99,000     Leased        1998
Eufaula, AL.................................................   98,000      Owned         N/A
Haysville, KS...............................................   98,000     Leased        2002
Suffield, CT................................................   90,000     Leased        2000
Hillsdale, MI...............................................   85,000      Owned(1)      N/A
Sarasota, FL................................................   82,000      Owned(1)      N/A
Willis, TX..................................................   70,000      Owned(1)      N/A
Nuevo Laredo, Mexico........................................   67,000     Leased        1998
Eufaula, AL.................................................   61,000      Owned         N/A
Birmingham, England.........................................   60,000     Leased        2016

                                                              SQUARE     OWNED OR    EXPIRATION
                          LOCATION                            FOOTAGE     LEASED        DATE
                          --------                            -------    --------    ----------
Plymouth, MI................................................   55,000     Leased        1998
Lebanon, VA.................................................   53,000      Owned(1)      N/A
Lyons, OH...................................................   50,000      Owned         N/A
Vrable, Slovakia............................................   49,000     Leased        2000
Auburn Hills, MI............................................   38,000      Owned         N/A
Goteborg, Sweden............................................   37,000      Owned         N/A
Swainsboro, GA..............................................   37,000     Leased        2004
Richmond, Canada............................................   35,000     Leased        2002
Vancouver, B.C., Canada.....................................   30,000      Owned         N/A
Troy, MI....................................................   29,000     Leased        2003
Selmer, TN..................................................   24,000     Leased        2005
Birmingham, England.........................................   24,000     Leased        2011
Poole, England..............................................   20,000      Owned         N/A
MEDICAL SEGMENT

Kernen, Germany.............................................  263,000      Owned         N/A
Durham, NC..................................................  144,000      Owned         N/A
Kernen, Germany.............................................  114,000     Leased        2013
Taiping, Malaysia...........................................   85,000      Owned         N/A
Lurgan, Northern Ireland....................................   80,000      Owned         N/A
Duluth, GA..................................................   69,000     Leased        1999
Fort Washington, PA.........................................   65,000      Owned         N/A
Jaffrey, NH.................................................   60,000      Owned(1)      N/A
Franiere, Belgium...........................................   59,000     Leased        2005
Montevideo, Uruguay.........................................   45,000      Owned         N/A
Bad Liebenzell, Germany.....................................   36,000     Leased        2000
Bourg-en-Bresse, France.....................................   34,000     Leased        1999
Betschdorf, France..........................................   32,000      Owned         N/A
High Wycombe, England.......................................   25,000     Leased        2012
Limerick, Ireland...........................................   16,000     Leased        2020
AEROSPACE SEGMENT

Cincinnati, OH..............................................  160,000     Leased        2001
Oxnard, CA..................................................  145,000      Owned         N/A
Mentor, OH..................................................   90,000      Owned         N/A
Manchester, CT..............................................   74,000      Owned         N/A
Limerick, PA................................................   70,000      Owned         N/A
Derbyshire, England.........................................   70,000     Leased        1999
Singapore, Asia.............................................   61,000      Owned         N/A
Lincoln, England............................................   50,000     Leased        2018
Compton, CA.................................................   49,000     Leased        1999
Biddeford, ME...............................................   32,000     Leased        1998
Hausham, Germany............................................   30,000      Owned         N/A

---------------
(1) The Company is the beneficial owner of these facilities under installment sale or similar financing agreements.

     In addition to the above, the Company owns or leases approximately 800,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Europe and Asia.

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

     In the opinion of the Company's management, based on current allocation formulas and the facts presently known, the ultimate outcome of these environmental matters will not result in a liability material to the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     See "Quarterly Financial Data" on page 27 of the Company's 1997 Annual Report to Shareholders for market price and dividend information. Also see the Note entitled "Borrowings and Leases" on pages 23 and 24 of such Annual Report for certain dividend restrictions under loan agreements, all of which information is incorporated herein by reference. The Company had approximately 1,400 registered shareholders at February 1, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     See pages 28 through 31 of the Company's 1997 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the text under the heading "Financial Review" on pages 32 through 37 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 19 through 27 of the Company's 1997 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's Directors and Director nominees, see "Election Of Directors" and "Additional Information About The Board Of Directors" on pages 2 through 4 of the Company's Proxy Statement for its 1998 Annual Meeting, which information is incorporated herein by reference.

     For information with respect to the Company's Executive Officers, see Part I of this report on page 5, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Additional Information About The Board of Directors", "Board Compensation Committee", "Five-Year Shareholder Return Comparison" and "Executive Compensation and Other Information" on pages 6 through 8 of the Company's Proxy Statement for its 1998 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" on pages 1 and 2, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 2 and "Election Of Directors" on pages 2 and 3 of the Company's Proxy Statement for its 1998 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Additional Information About The Board Of Directors", "Board Compensation Committee" and "Executive Compensation and Other Information" on pages 4 through 8 of the Company's Proxy Statement for its 1998 Annual Meeting, which information is incorporated herein by reference.

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

John H. Remer                       Director
Lewis E. Hatch, Jr.                 Director
Palmer E. Retzlaff                  Director
Sigismundus W. W. Lubsen            Director
David S. Boyer                      Director
Lennox K. Black                     Director
Pemberton Hutchinson                Director
Donald Beckman                      Director
James W. Stratton                   Director
Joseph S. Gonnella, MD              Director
Patricia C. Barron                  Director

                                          By           STEVEN K. CHANCE

                                            ------------------------------------
                                                      Steven K. Chance
                                                      Attorney-in-Fact

Dated: March 20, 1998

                             TELEFLEX INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements together with the report thereon of Price Waterhouse LLP dated February 11, 1998 on pages 19 to 31 of the accompanying 1997 Annual Report to Shareholders are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information, and those portions incorporated by specific reference in this document, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedule together with the report thereon of Price Waterhouse LLP dated February 11, 1998 on page 11 should be read in conjunction with the consolidated financial statements in such 1997 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          FINANCIAL STATEMENT SCHEDULE

Schedule:

                                                                      PAGE
                                                                      ----
VIII  Valuation and qualifying accounts...........................     12

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Teleflex Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 11, 1998 appearing on page 26 of the 1997 Annual Report to Shareholders of Teleflex Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 11, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-84148, No. 2-98715, No. 33-34753, and No.
33-53385) of Teleflex Incorporated of our report dated February 11, 1998 appearing on page 26 of the 1997 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
March 20, 1998

                             TELEFLEX INCORPORATED

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           BALANCE AT    ADDITIONS      DOUBTFUL      BALANCE AT
                                           BEGINNING     CHARGED TO     ACCOUNTS        END OF
           FOR THE YEAR ENDED               OF YEAR        INCOME      WRITTEN OFF       YEAR
           ------------------              ----------    ----------    -----------    ----------
December 28, 1997........................  $4,110,000    $2,218,000    $  (660,000)   $5,668,000
December 29, 1996........................  $3,797,000    $2,026,000    $(1,713,000)   $4,110,000
December 31, 1995........................  $3,036,900    $1,333,600    $  (573,500)   $3,797,000

March 20, 1998


                               INDEX TO EXHIBITS


Exhibit
-------

3 (a) -- The Company's Articles of Incorporation (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company's Articles of Incorporation is incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company's Articles of Incorporation is incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q for the period ended June 25, 1989 (filed with Form 8, dated August 23, 1989).

   (b) -- The Company's Bylaws are incorporated herein by reference to Exhibit 3(b) of the Company's Form 10-K for the year ended December 28, 1987.

10 (a) -- The 1982 Stock Option Plan, incorporated herein by reference to the Company's registration statement on Form S-8 (Registration No. 2-84148), as supplemented, with amendments of April 26, 1991 incorporated by reference to the Company's definitive Proxy Statement for the 1991 Annual Meeting of Shareholders.

   (b) -- The 1990 Stock Compensation Plan, incorporated herein by reference to the Company's registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 included herein.

   (c) -- The Salaried Employees' Pension Plan, as amended and restated in its entirety, effective July 1, 1989 and the retirement income plan as amended and restated in its entirety effective January 1, 1994 and related Trust Agreements, dated July 1, 1994 is incorporated by reference to the company's Form 10-K for the year ended December 25, 1994.

   (d) -- Description of deferred compensation arrangements between the Company and its Chairman, L. K. Black, incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

INDEX TO EXHIBITS --- PAGE 2

     (e) -- Description of compensation arrangement between the Company and its President and Chief Executive Officer, David S. Boyer, incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

     (f) -- Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 1995 and amended and restated November 3, 1997.

     (g) -- Information on the Company's Profit Participation Plan, insurance arrangements with certain officers and deferred compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and compensation arrangements with directors is incorporated by reference to the Company's definitive Proxy Statement for the 1996, 1997 and 1998 Annual Meeting of Shareholders.

     (h) -- The Company's Voluntary Investment Plan is incorporated by reference to Exhibit 28 of the Company's registration statement on Form S-8 (Registration No. 2-98715).

13 -- Pages 19 through 37 of the Company's Annual Report to Shareholders for the period ended December 28, 1997.

21 -- The Company's Subsidiaries.

24 -- Consent of Independent Accountants (see page 11 herein).

25 -- Power of Attorney.

27 -- Financial Data Schedule