Form 10-Q
period 1998-03-29
TELEFLEX INC
filed 1998-05-08
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                                  Outstanding at March 29,1998
Common Stock, $1.00 Par Value                                37,326,802

                             Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                     Assets

                                                 Mar. 29,         Dec. 28,
                                                   1998             1997
                                                -----------      ----------
Current assets
   Cash and cash equivalents                    $    47,226      $   30,702
   Accounts receivable less allowance for
     doubtful accounts                              286,803         260,187
   Inventories                                      215,301         218,538
   Prepaid expense                                   20,048          21,182
   Assets held for sale                                              35,868
                                                 ----------      ----------
                                                    569,378         566,477

Property, plant and equipment, at cost,
   less accumulated depreciation                    370,388         364,013
Investments in affiliates                            37,946          37,510
Intangibles and other assets                        112,146         111,165
                                                 ----------      ----------
                                                 $1,089,858      $1,079,165
                                                 ==========      ==========

                      Liabilities and shareholders' equity


Current liabilities
   Current portion of borrowings and
     demand loans                               $    85,983      $  115,729
   Accounts payable and accrued expenses            161,640         158,386
   Estimated income taxes payable                    31,266          20,792
                                                 ----------      ----------
                                                    278,889         294,907

Long-term borrowings                                242,995         237,562
Deferred income taxes and other                      82,495          82,943
                                                 ----------      ----------
                                                    604,379         615,412

Shareholders' equity                                485,479         463,753
                                                 ----------      ----------
                                                 $1,089,858      $1,079,165
                                                 ==========      ==========

                             Teleflex Incorporated

                   Condensed Consolidated Statement of Income

               (Dollars and Shares in Thousands, Except Per Share)


                                            Three Months Ended
                                           ---------------------
                                           Mar. 29,     Mar. 30,
                                             1998         1997
                                           --------     --------
Revenues                                   $345,760     $269,344
                                           --------     --------
Cost of sales                               245,735      186,139
Operating expenses                           64,989       54,271
Interest expense                              4,485        3,356
                                           --------     --------
                                            315,209      243,766
                                           --------     --------
Income before taxes                          30,551       25,578
Provision for taxes on income                10,693        8,901
                                           --------     --------
Net income                                 $ 19,858     $ 16,677
                                           ========     ========

Earnings per share
  Basic                                    $   0.53     $   0.46
  Diluted                                  $   0.52     $   0.45

Dividends per share                        $  0.100     $  0.088

Average number of common and common
    equivalent shares outstanding
  Basic                                      37,204       36,254
  Diluted                                    38,320       37,152

                             Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)

                                                          Three Months Ended
                                                     ---------------------------
                                                       Mar. 29,        Mar. 30,
                                                         1998            1997
                                                     -----------     -----------
Cash flows from operating activities:
  Net income                                         $    19,858     $   16,677
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                         13,904         11,337
    (Increase) in accounts receivable                    (27,132)       (21,311)
    Decrease (increase) in inventory                       2,651         (1,132)
    Decrease in prepaid expenses                           1,096            707
    Increase in accounts payable
      and accrued expenses                                 9,784          5,498
    Increase in estimated income
      taxes payable                                        7,785          6,972
                                                       ----------    -----------
                                                          27,946         18,748
                                                       ----------    -----------

Cash flows from financing activities:
  Proceeds from new borrowings                             9,280
  Reduction in long-term borrowings                       (1,056)       (1,393)
  (Decrease) increase in current borrowings
    and demand loans                                     (35,006)        4,012
  Proceeds from stock compensation plans                   1,629         1,010
  Dividends                                               (3,713)       (3,222)
                                                       -----------   -----------
                                                         (28,866)          407
                                                       -----------   -----------

Cash flows from investing activities:
  Expenditures for plant assets                          (18,925)      (14,794)
  Payments for businesses acquired                        (1,000)         (349)
  Proceeds from sale of businesses and assets             35,868
  Investments in affiliates                                 (602)       (6,650)
  Other                                                    2,103         1,905
                                                       -----------   -----------
                                                          17,444       (19,888)
                                                       -----------   -----------

Net increase (decrease) in cash
  and cash equivalents                                    16,524          (733)
Cash and cash equivalents at the
  beginning of the period                                 30,702        68,618
                                                       -----------   -----------

Cash and cash equivalents at the
  end of the period                                      $47,226       $67,885
                                                       ===========   ===========


                              Teleflex Incorporated

                        Statement of Comprehensive Income


                                                                     Three Months Ended
                                                                     ------------------
                                                                Mar. 29,            Mar. 30,
                                                                  1998                1997
                                                                  ----                ----

Net income                                                      $19,858             $16,677
Cumulative translation adjustment                                   453              (1,284)
                                                                -------             -------
Comprehensive income                                            $20,311             $15,393
                                                                =======             =======

During the first quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". As presented above, cumulative translation adjustment represents the only element of other comprehensive income.


              Notes to Condensed Consolidated Financial Statements

 Note 1 The accompanying unaudited condensed consolidated financial statements for the three months ended March 29, 1998 and March 30, 1997 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

 Note 2 At March 29, 1998, 3,180,449 shares of common stock were reserved for issuance under the company's stock compensation plans.

 Note 3 On April 25, 1997, the Board of Directors approved a two-for-one split of the Company's common stock to be effected in the form of a 100% stock dividend to holders of record at the close of business on May 23, 1997. The per share data included in this report have been adjusted to reflect this stock dividend.

 Note 4  Inventories consisted of the following:


                                               Mar. 29,              Dec. 28,
                                                 1998                  1997
                                                 ----                  ----

           Raw materials                       $ 74,287              $ 72,806
           Work-in-process                       45,253                40,368
           Finished goods                        95,761               105,364
                                               --------              --------
                                               $215,301              $218,538
                                               ========              ========

 Note 5 Business segment information:

                                                       Three Months Ended
                                                       ------------------
                                                   Mar. 29,            Mar. 30,
                                                     1998                1997
                                                     ----                ----
     Sales
       Commercial                                  $162,594            $122,740
       Medical                                       79,344              79,568
       Aerospace                                    103,822              67,036
                                                   --------            --------
        Total                                      $345,760            $269,344
                                                   ========            ========

     Operating Profit
       Commercial                                   $18,054             $16,107
       Medical                                        9,497               8,588
       Aerospace                                     11,686               7,736
                                                    -------             -------
        Total                                       $39,237             $32,431
                                                    =======             =======




                Management's Analysis of Quarterly Financial Data


Results of Operations:

Revenues increased 28% in the first quarter of 1998 to $345.8 million from $269.3 million in 1997. The increase resulted from gains in the Commercial and Aerospace segments while Medical Segment sales were flat. Approximately one-half of the growth was the result of acquisitions, primarily of United Parts Group N.V. (United Parts), a European manufacturer of driver control systems purchased at the end of 1997. The other half of the increase in sales resulted from gains in the company's core product lines, principally in the Aerospace Segment. Changes in foreign exchange rates reduced reported sales by 2% compared with the first quarter of 1997. The Commercial, Medical and Aerospace segments comprised 47%, 23% and 30% of the company's net sales, respectively.

Gross profit margin decreased to 28.9% in 1998 compared with 30.9% in 1997. A reduction in the proportion of sales from the Medical Segment, which has a higher gross margin compared with the other segments and a lower contribution to gross margin from recent acquisitions, resulted in the decrease. Operating expenses as a percentage of sales decreased to 18.8% in 1998 compared with 20.1% in 1997 resulting from the decline in the contribution of sales from the Medical Segment which has higher operating expenses relative to the other two segments.

Operating profit increased 21% in the first quarter of 1998 from $32.4 million to $39.2 million. Operating margin declined slightly from 12% in 1997 to 11.3% of sales in 1998. While operating profit increased in all three segments, operating margin declined overall as a result of the reduction in the Commercial Segment.


Industry Segment Review:

Sales in the Commercial Segment increased 32% from $122.7 million in 1997 to $162.6 million in 1998. The increase resulted from gains in the automotive and industrial product lines while the marine product line sales declined. The majority of the increase in sales in the Commercial Segment was the result of acquisitions in the prior year, primarily United Parts in December 1997. Operating profit in 1998 of $18.1 million represents a 12% increase compared with 1997; however, operating margin declined from 13.1% to 11.1% due primarily to a decrease in the automotive product line as a result of lower margins from recently acquired businesses.

The Medical Segment sales remained unchanged at $79.3 million in 1998 as an increase in the surgical devices product line offset a decline in the hospital supply product line. The decline in reported hospital supply sales was due to weaker foreign currencies. Sales in the surgical devices product line improved as closure, instruments and services, all contributed to the increase. Operating profit increased 11% from $8.6 million to $9.5 million and operating margin improved from 10.8% to 12.0%. The improvement in operating profit and margin is the result of gains made in the surgical devices product line. The prior-year results were affected by the additional expenses associated with the realignment of surgical devices sales and manufacturing and by the integration of an acquisition of a ligation clip manufacturer.

The Aerospace Segment sales increased 55% from $67.0 million in 1997 to $103.8 million in 1998. Sales increased in all product lines in this Segment: cargo systems, coatings, repair services and turbine components. The majority of the growth came from repair services which, along with the company's other product lines in this Segment, has been affected by the favorable conditions in the commercial aviation market. Operating profit increased 51% and operating margin declined slightly from 11.5% to 11.3% as a result of the higher sales contribution from repair services.

Cash flow from operations increased $9.2 million during the period ended March 29, 1998 compared with 1997 due to higher net income and depreciation. Expenditures for plant assets totaling $18.9 million increased $4.1 million in the first quarter over the same period in 1997. The increase was primarily within the Aerospace Segment where capacity expansion, begun in 1997, is continuing in order to meet higher sales demand. During the first quarter of 1998 certain non-strategic assets of United Parts, acquired in December 1997, were sold for $35.9 million in cash which proceeds were used to repay related current borrowings. Long-term borrowings increased by $5.4 million from $237.6 million at December 28, 1997, to $243.0 million at March 29, 1998. The increase was the result of additional borrowings incurred to finance the construction of a facility in Singapore offset by the effects of lower foreign currency translation rates and, to a lesser extent, repayments. The increase in shareholders' equity, primarily due to higher net income, resulted in an improvement in the ratio of long-term borrowings to total capitalization from 34% at December 28, 1997 to 33% at March 29, 1998.

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


                            TELEFLEX INCORPORATED




                            /s/ Harold L. Zuber, Jr.
                            ------------------------
                            Harold L. Zuber, Jr.
                            Vice President and Chief
                            Financial Officer



                             /s/ Stephen J. Gambone
                             -----------------------
                             Stephen J. Gambone
                             Controller




May 8, 1998