Form 10-Q
period 1998-06-28
TELEFLEX INC
filed 1998-08-10
CIK 96943

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

                  For the quarterly period ended June 28, 1998

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

                                    Yes   X     No
                                         ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

           Class                       Outstanding at June 28, 1998
-----------------------------          ----------------------------
Common Stock, $1.00 Par Value                   37,378,428

                              Teleflex Incorporated

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                     Assets
                                     ------

                                                 June 28,          Dec 28,
                                                   1998             1997
                                                ----------       ----------
Current assets
   Cash and cash equivalents                    $   65,885       $   30,702
   Accounts receivable less allowance for
     doubtful accounts                             294,312          260,187
   Inventories                                     220,152          218,538
   Prepaid expenses                                 18,521           21,182
   Assets held for sale                                              35,868
                                                ----------       ----------
                                                   598,870          566,477

Property, plant and equipment, at cost,
   less accumulated depreciation                   381,388          364,013
Investments in affiliates                           32,705           37,510
Intangibles and other assets                       113,672          111,165
                                                ----------       ----------

                                                $1,126,635       $1,079,165
                                                ==========       ==========


                      Liabilities and shareholders' equity
                      ------------------------------------

Current liabilities
   Current portion of borrowings and
     demand loans                               $   94,710       $  115,729
   Accounts payable and accrued expenses           175,256          158,386
   Estimated income taxes payable                   24,272           20,792
                                                ----------       ----------
                                                   294,238          294,907


Long-term borrowings                               247,986          237,562
Deferred income taxes and other                     82,823           82,943
                                                ----------       ----------
                                                   625,047          615,412


Shareholders' equity                               501,588          463,753
                                                ----------       ----------

                                                $1,126,635       $1,079,165
                                                ==========       ==========

                              Teleflex Incorporated

                   Condensed Consolidated Statement of Income

               (Dollars and Shares in Thousands, Except Per Share)

                                                Three Months Ended               Six Months Ended
                                             -----------------------       -----------------------
                                             June 28,       June 29,       June 28,       June 29,
                                               1998           1997           1998           1997
                                             -----------------------       -----------------------

Revenues                                     $363,011       $280,263       $708,771       $549,607
                                             --------       --------       --------       --------

Cost of sales                                 259,834        193,942        505,569        380,081

Operating expenses                             66,383         54,786        131,372        109,057

Interest expense                                4,261          3,478          8,746          6,834
                                             --------       --------       --------       --------

                                              330,478        252,206        645,687        495,972
                                             --------       --------       --------       --------

Income before taxes                            32,533         28,057         63,084         53,635

Provision for taxes on income                  11,289          9,708         21,982         18,609
                                             --------       --------       --------       --------

Net income                                   $ 21,244       $ 18,349       $ 41,102       $ 35,026
                                             ========       ========       ========       ========


Earnings per share
  Basic                                      $   0.57       $   0.50       $   1.10       $   0.96
  Diluted                                    $   0.55       $   0.49       $   1.07       $   0.94

Dividends per share                          $  0.115       $  0.100       $  0.215       $  0.188

Average number of common and common
   equivalent shares outstanding
  Basic                                        37,365         36,706         37,285         36,488
  Diluted                                      38,459         37,624         38,390         37,388

                              Teleflex Incorporated

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in Thousands)


                                                         Six Months Ended
                                                     ------------------------
                                                     June 28,        June 29,
                                                       1998            1997
                                                     --------        --------
 Cash flows from operating activities:
   Net income                                        $ 41,102        $ 35,026
   Adjustments to reconcile net income to cash
     flows from operating activities:
     Depreciation and amortization                     29,812          23,346
     (Increase) in accounts receivable                (25,907)        (17,073)
     Decrease (increase) in inventory                   4,400          (3,088)
     Decrease in prepaid expenses                       2,846           1,925
     Increase (decrease) in accounts payable
       and accrued expenses                            11,696          (1,915)
     Increase in estimated income
       taxes payable                                    1,026           2,284
                                                     --------        --------
                                                       64,975          40,505
                                                     --------        --------

 Cash flows from financing activities:
   Proceeds from new borrowings                        11,713           9,000
   Reduction in long-term borrowings                   (2,460)        (10,754)
   (Decrease) increase in current borrowings
     and demand loans                                 (30,904)          2,516
   Proceeds from stock compensation plans               2,674           2,089
   Dividends                                           (8,008)         (6,858)
                                                     --------        --------
                                                      (26,985)         (4,007)
                                                     --------        --------

 Cash flows from investing activities:
   Expenditures for plant assets                      (35,018)        (34,975)
   Payments for businesses acquired                    (5,262)           (349)
   Proceeds from sale of businesses and assets         35,868
   Investments in affiliates                             (836)         (7,215)
   Other                                                2,441          (1,927)
                                                     --------        --------
                                                       (2,807)        (44,466)
                                                     --------        --------

 Net increase (decrease) in cash
   and cash equivalents                                35,183          (7,968)
 Cash and cash equivalents at the
   beginning of the period                             30,702          68,618
                                                     --------        --------

 Cash and cash equivalents at the
   end of the period                                 $ 65,885        $ 60,650
                                                     ========        ========

                              Teleflex Incorporated

                        Statement of Comprehensive Income


                                           Three Months Ended               Six Months Ended
                                        ------------------------        ------------------------
                                        June 28,        June 29,        June 28,        June 29,
                                          1998            1997            1998            1997
                                        --------        --------        --------        --------
Net income                              $ 21,244        $ 18,349        $ 41,102        $ 35,026
Cumulative translation
      adjustment                            (664)           (891)           (212)         (2,175)
                                        --------        --------        --------        --------
Comprehensive income                    $ 20,580        $ 17,458        $ 40,890        $ 32,851
                                        ========        ========        ========        ========

      During the first quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". As presented above, cumulative translation adjustment represents the only element of other comprehensive income.



              Notes to Condensed Consolidated Financial Statements


Note 1 The accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 28, 1998 and June 29, 1997 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

Note 2 At June 28, 1998, 3,137,599 shares of common stock were reserved for issuance under the company's stock compensation plans.

Note 3     Inventories consisted of the following:


                            June 28,           Dec. 28,
                              1998              1997
                            --------          --------
Raw materials               $ 76,783          $ 72,806
Work-in-process               40,743            40,368
Finished goods               102,626           105,364
                            --------          --------
                            $220,152          $218,538
                            ========          ========

Note 4     Business segment information:

                         Three Months Ended                Six Months Ended
                       -----------------------       -----------------------
                       June 28,       June 29,       June 28,       June 29,
                         1998           1997           1998           1997
                       --------       --------       --------       --------
Sales
  Commercial           $170,797       $125,692       $333,391       $248,432
  Medical                84,911         81,127        164,255        160,695
  Aerospace             107,303         73,444        211,125        140,480
                       --------       --------       --------       --------
   Total               $363,011       $280,263       $708,771       $549,607
                       ========       ========       ========       ========
Operating Profit
  Commercial           $ 18,073       $ 18,010       $ 36,127       $ 34,117
  Medical                10,285          8,101         19,782         16,689
  Aerospace              12,884          8,762         24,570         16,498
                       --------       --------       --------       --------
   Total               $ 41,242       $ 34,873       $ 80,479       $ 67,304
                       ========       ========       ========       ========



                Management's Analysis of Quarterly Financial Data


Results of Operations:

Revenues increased 30% in the second quarter of 1998 to $363.0 million from $280.3 million in 1997. The increase resulted from gains in the Commercial and Aerospace segments and, to a lesser extent, the Medical Segment. Approximately one-half of the growth was the result of acquisitions, primarily United Parts Group N.V. (United Parts), a European manufacturer of driver control systems purchased at the end of 1997. The other half of the increase in sales resulted from gains in the company's core product lines, principally in the Aerospace Segment. Changes in foreign exchange rates reduced reported sales by 2% compared with the second quarter of 1997. The Commercial, Medical and Aerospace segments comprised 47%, 23% and 30% of the company's net sales, respectively.

Despite improvements within the Medical and Aerospace segments, gross profit margin decreased to 28.4% in 1998 compared with 30.8% in 1997. A reduction in the proportion of sales from the Medical Segment, which has a higher gross margin compared with the other segments; and, a lower contribution to gross margin from recent acquisitions resulted in the decrease. Operating expenses as a percentage of sales decreased to 18.3% in 1998 compared with 19.5% in 1997 resulting from the decline in the contribution of sales from the Medical Segment.

Operating profit increased 18% in the second quarter of 1998 from $34.9 million to $41.2 million. Operating margin declined from 12.4% in 1997 to 11.4% of sales in 1998. Operating profit increased in the Medical and Aerospace segments while the Commercial Segment was flat compared with the same period in 1997. An increase in the operating margin in the Medical Segment and, to a lesser extent, the Aerospace Segment was offset by a decline in the Commercial Segment.


Industry Segment Review:
------------------------

Sales in the Commercial Segment increased 36% from $125.7 million in 1997 to $170.8 million in 1998. The increase resulted from gains in the automotive and industrial product lines while the marine product line sales remained steady. The majority of the increase in sales in the Commercial Segment was the result of acquisitions in the prior year, primarily United Parts in December 1997. Operating profit in 1998 of $18.1 million remained steady compared with 1997; however, operating margin declined from 14.3% to 10.6% due primarily to a decrease in the automotive product line as a result of lower margins from recently acquired businesses. The General Motors strike, which began in June, reduced operating profits in the quarter by $1.4 million, or 2 cents per share.

The Medical Segment sales increased 5% from $81.1 million in 1997 to $84.9 million in 1998 as both the surgical devices product line and the hospital supply product line showed improvements. The sales increased despite a negative impact from weaker foreign currencies. Operating profit increased 27% from $8.1 million to $10.3 million and operating margin improved from 10.0% to 12.1%. The improvement in operating profit and margin is the result of gains made in the surgical devices product line. The prior-year results were affected by expenses associated with the realignment of surgical devices sales and manufacturing and by the integration of an acquisition of a ligation clip manufacturer.

The Aerospace Segment sales increased 46% from $73.4 million in 1997 to $107.3 million in 1998. Sales increased in all product lines in this Segment: cargo systems, coatings, repair services and turbine component manufacturing. The majority of the growth came from turbine component manufacturing which, along with other product lines in this Segment, has been affected by the favorable conditions in the commercial aviation market. Operating profit increased 47% due to the sales increase and operating margin improved slightly from 11.9% to 12.0%.

Cash flow from operations increased $24.5 million during the period ended June 28, 1998 compared with 1997 due to higher net income, depreciation and working capital improvements. During the first quarter of 1998 certain non-strategic assets of United Parts, acquired in December 1997, were sold for $35.9 million in cash which proceeds were used to repay related current borrowings. Long-term borrowings increased by $10.4 million from $237.6 million at December 28, 1997, to $248.0 million at June 28, 1998. The increase was the result of additional long-term borrowings incurred to finance the construction of a facility in Singapore offset by the effects of lower foreign currency translation rates and, to a lesser extent, repayments. The increase in shareholders' equity, primarily due to higher net income, resulted in an improvement in the ratio of long-term borrowings to total capitalization from 34% at December 28, 1997 to 33% at June 28, 1998.

                              Teleflex Incorporated
                            -------------------------

                            Part II Other Information
                          -----------------------------



       Item 6.  Exhibits and Reports on Form 8-K
     ---------------------------------------------

                   (A) Reports on form 8-K.

                       No reports on form 8-K were filed during the quarter.

                              Teleflex Incorporated
                             -----------------------

                                   Signatures
                                  ------------


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


                                       TELEFLEX INCORPORATED




                                       /s/ Harold L. Zuber, Jr.
                                       ------------------------
                                       Harold L. Zuber, Jr.
                                       Vice President and Chief
                                        Financial Officer



                                       /s/ Stephen J. Gambone
                                       ----------------------
                                       Stephen J. Gambone
                                       Controller and Chief
                                        Accounting Officer


August 7, 1998