Form 10-Q
period 1998-09-27
TELEFLEX INC
filed 1998-11-10
CIK 96943

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

             For the quarterly period ended September 27, 1998

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

                                  Yes   X      No
                                      -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class              Outstanding at September 27, 1998
-----------------------------   ---------------------------------
Common Stock, $1.00 Par Value                37,413,178

                             Teleflex Incorporated
                             ---------------------

                      Condensed Consolidated Balance Sheet
                      ------------------------------------
                             (Dollars in Thousands)



                                     Assets
                                     ------

                                                                        Sept. 27,        Dec. 28,
                                                                          1998            1997
                                                                      -------------    -------------
Current assets
   Cash and cash equivalents                                               $76,048          $30,702
   Accounts receivable less allowance for
    doubtful accounts                                                      303,096          260,187
   Inventories                                                             233,757          218,538
   Prepaid expenses                                                         16,067           21,182
   Assets held for sale                                                                      35,868
                                                                        ----------      -----------
                                                                           628,968          566,477

Property, plant and equipment, at cost,
   less accumulated depreciation                                           401,985          364,013
Investments in affiliates                                                   32,227           37,510
Intangibles and other assets                                               113,911          111,165
                                                                         ---------      -----------

                                                                        $1,177,091       $1,079,165
                                                                        ==========      ===========

                                 Liabilities and shareholders' equity
                                 ------------------------------------
Current liabilities
   Current portion of borrowings and
      demand loans                                                        $112,218         $115,729
   Accounts payable and accrued expenses                                   181,083          158,386
   Estimated income taxes payable                                           29,183           20,792
                                                                         ---------         --------
                                                                           322,484          294,907


Long-term borrowings                                                       256,283          237,562
Deferred income taxes and other                                             86,303           82,943
                                                                         ---------         --------
                                                                           665,070          615,412


Shareholders' equity                                                       512,021          463,753
                                                                       -----------        ---------

                                                                        $1,177,091       $1,079,165
                                                                       ===========       ==========

                             Teleflex Incorporated
                             ---------------------

                   Condensed Consolidated Statement of Income
                   ------------------------------------------
              (Dollars and Shares in Thousands, Except Per Share)


                                                          Three Months Ended             Nine Months Ended
                                                       -------------------------   -----------------------------
                                                        Sept. 27,       Sept.28,      Sept. 27,        Sept. 28,
                                                          1998            1997          1998              1997
                                                       ----------      ----------  -------------      -----------
Revenues                                                 $342,962        $281,757     $1,051,733         $831,364
                                                       ----------      ----------  -------------      -----------

Cost of sales                                             246,795         197,065        752,364          577,146

Operating expenses                                         67,353          59,833        198,725          168,890

Interest expense                                            4,192           3,683         12,938           10,517
                                                       ----------      ----------  -------------      -----------

                                                          318,340         260,581        964,027          756,553
                                                       ----------      ----------  -------------      -----------

Income before taxes                                        24,622          21,176         87,706           74,811

Provision for taxes on income                               8,445           7,348         30,427           25,957
                                                       ----------      ----------  -------------      -----------

Net income                                                $16,177         $13,828        $57,279          $48,854
                                                       ==========      ==========  =============      ===========


Earnings per share
     Basic                                                  $0.43           $0.38          $1.53            $1.34
     Diluted                                                $0.42           $0.36          $1.49            $1.30

Dividends per share                                        $0.115          $0.100         $0.330           $0.288

Average number of common and common
     equivalent shares outstanding
     Basic                                                 37,391          36,784         37,320           36,581
     Diluted                                               38,440          37,889         38,406           37,555

                             Teleflex Incorporated
                             ---------------------

                 Condensed Consolidated Statement of Cash Flows
                 ----------------------------------------------
                             (Dollars in Thousands)


                                                                                Nine Months Ended
                                                                       ------------------------------
                                                                          Sept. 27,       Sept. 28,
                                                                             1998           1997
                                                                       --------------   -------------
Cash flows from operating activities:
  Net income                                                                $57,279        $48,854
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                                            44,887         35,539
    (Increase) in accounts receivable                                       (25,937)       (32,084)
    (Increase) in inventory                                                  (3,198)       (11,020)
    Decrease in prepaid expenses                                              6,661          6,959
    Increase (decrease) in accounts payable
      and accrued expenses                                                   14,694         (8,308)
    Increase in estimated income
      taxes payable                                                           8,146          5,456
                                                                       ------------      ---------
                                                                            102,532         45,396
                                                                       ------------      ---------

Cash flows from financing activities:
  Proceeds from new borrowings                                               11,713          9,000
  Reduction in long-term borrowings                                          (5,888)       (11,905)
  (Decrease) increase in current borrowings
    and demand loans                                                        (26,032)         5,008
  Proceeds from stock compensation plans                                      3,046          3,053
  Dividends                                                                 (12,307)       (10,554)
                                                                       ------------      ---------
                                                                            (29,468)        (5,398)
                                                                       ------------      ---------

Cash flows from investing activities:
  Expenditures for plant assets                                             (51,709)       (52,344)
  Payments for businesses acquired                                          (13,107)       (14,273)
  Proceeds from sale of businesses and assets                                35,868
  Investments in affiliates                                                  (1,622)        (7,712)
  Other                                                                       2,852         (1,350)
                                                                       ------------      ---------
                                                                            (27,718)       (75,679)
                                                                       ------------      ---------

Net increase (decrease) in cash
  and cash equivalents                                                       45,346        (35,681)
Cash and cash equivalents at the
  beginning of the period                                                    30,702         68,618
                                                                       ------------      ---------

Cash and cash equivalents at the
  end of the period                                                         $76,048       $32,937
                                                                       ============      =========

                             Teleflex Incorporated
                             ---------------------

                       Statement of Comprehensive Income
                       ---------------------------------

                                                Three Months Ended                Nine Months Ended
                                                ------------------                -----------------
                                             Sept.27,         Sept.28,         Sept.27,          Sept.28,
                                               1998             1997             1998              1997
                                               ----             ----             ----              ----
Net income                                   $16,177          $13,828          $57,279           $48,854
Cumulative translation
    adjustment                                (1,325)          (2,376)          (1,537)           (4,551)
                                             --------         -------          --------          -------
Comprehensive income                         $14,852          $11,452          $55,742           $44,303
                                             ========         =======           =======          =======

During the first quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As presented above, cumulative translation adjustment represents the only element of other comprehensive income.



              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

 Note 1 The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 27, 1998 and September 28, 1997 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

 Note 2 At September 27, 1998, 3,102,849 shares of common stock were reserved for issuance under the company's stock compensation plans.

 Note 3          Inventories consisted of the following:

                                                       Sept. 27,             Dec. 28,
                                                         1998                  1997
                                                         ----                  ----

                 Raw materials                          $ 83,263            $ 72,806
                 Work-in-process                          43,767              40,368
                 Finished goods                          106,727             105,364
                                                        --------            --------
                                                        $233,757            $218,538
                                                        ========            ========

 Note 4  Business segment information:

                                            Three Months Ended                Nine Months Ended
                                            ------------------                -----------------
                                         Sept.27,         Sept.28,         Sept.27,           Sept.28,
                                           1998             1997             1998               1997
                                           ----             ----             ----               ----
 Sales
   Commercial                            $146,904         $119,504           $480,295         $367,936
   Medical                                 84,019           78,364            248,274          239,059
   Aerospace                              112,039           83,889            323,164          224,369
                                         --------         --------         ----------         --------
    Total                                $342,962         $281,757         $1,051,733         $831,364
                                         ========         ========         ==========         ========

 Operating Profit
   Commercial                             $ 9,051          $11,311            $45,178          $45,428
   Medical                                  9,977            8,159             29,759           24,848
   Aerospace                               14,058            9,234             38,628           25,732
                                          -------          -------          ---------          -------
    Total                                 $33,086          $28,704           $113,565          $96,008
                                          =======          =======           ========          =======




               Management's Analysis of Quarterly Financial Data
               -------------------------------------------------

RESULTS OF OPERATIONS:
----------------------

Revenues increased 22% in the third quarter of 1998 to $343.0 million from $281.8 million in 1997. The increase resulted from gains in all three segments, Commercial, Medical and Aerospace. Approximately one-half of the growth was the result of acquisitions, primarily United Parts Group N.V. (United Parts), a European manufacturer of driver control systems purchased at the end of 1997. The other half of the increase in sales resulted from gains in the company's core product lines, principally in the Aerospace Segment. The Commercial, Medical and Aerospace segments comprised 43%, 24% and 33% of the company's net sales, respectively.

Despite improvements within the Medical and Aerospace segments, gross profit margin decreased to 28.0% in 1998 compared with 30.0% in 1997. A reduction in the proportion of sales from the Medical Segment, which has a higher gross margin compared with the other segments; and, a lower contribution to gross margin from recent acquisitions resulted in the decrease. Operating expenses as a percentage of sales decreased to 19.6% in 1998 compared with 21.2% in 1997 resulting from the decline in the contribution of sales from the Medical Segment.

Operating profit increased 15% in the third quarter of 1998 from $28.7 million to $33.1 million. Operating margin declined from 10.2% in 1997 to 9.6% of sales in 1998. Both operating profit and operating margin increased in the Aerospace and Medical segments while in the Commercial Segment they decreased compared with the same period in 1997.

Net income and diluted earnings per share for the quarter were $16.2 million and $.42 respectively which represents a 17% increase for both. Interest expense increased in 1998 as a result of additional borrowings incurred at the end of 1997 to finance the acquisition of United Parts. The effective income tax rate was 34.3% in 1998 compared with 34.7% in 1997. The decline resulted from an increase in the mix of the company's earnings within countries with relatively lower tax rates.

INDUSTRY SEGMENT REVIEW:

Sales in the Commercial Segment increased 23% from $119.5 million in 1997 to $146.9 million in 1998. The increase resulted from gains in the automotive and marine product lines while the industrial product line sales remained steady. The majority of the increase in sales in the Commercial Segment was the result of acquisitions in the prior year, primarily United Parts in December 1997. Operating profit declined in 1998 from $11.3 million to $9.1 million compared with 1997 and operating margin declined from 9.5% to 6.2%. The declines were due primarily to a decrease in the automotive product line as a result of lower margins from recently acquired businesses, new product start up costs and costs related to the General Motors strike. The General Motors strike, which ended in July, reduced operating profits in the quarter by $2.0 million, or 3 cents per share.

The Medical Segment sales increased 7% from $78.4 million in 1997 to $84.0 million in 1998 as both the surgical devices product line and the hospital supply product line showed improvements. Operating profit increased 22% from $8.2 million to $10.0 million and operating margin improved from 10.4% to 11.9%. The improvement in operating profit and margin is the result of gains made in the surgical devices product line. The prior-year results were affected by expenses associated with the realignment of surgical devices sales and manufacturing and by the integration of an acquisition.

The Aerospace Segment sales increased 34% from $83.9 million in 1997 to $112.0 million in 1998. Sales increased in all product lines in this Segment: cargo systems, coatings, repair services and turbine component manufacturing. The majority of the growth came from turbine component manufacturing which, along with other product lines in this Segment, has been affected by the favorable conditions in the commercial aviation market. Operating profit increased 52% due to the sales increase and operating margin improved from 11.0% to 12.5%.

Cash flow from operations increased $57.1 million during the period ended September 27, 1998 compared with 1997 due to higher net income, depreciation and working capital improvements. During the first quarter of 1998 certain non-strategic assets of United Parts, acquired in December 1997, were sold for $35.9 million in cash which proceeds were used to repay related current borrowings. Long-term borrowings increased by $18.7 million from $237.6 million at December 28, 1997, to $256.3 million at September 27, 1998. The increase was the result of additional long-term borrowings incurred to finance the construction of a facility in Singapore and the effects of higher foreign currency translation rates offset by repayments. The increase in shareholders' equity, primarily due to higher net income, resulted in an improvement in the ratio of long-term borrowings to total capitalization from 34% at December 28, 1997 to 33% at September 27, 1998.

YEAR 2000:

Background

The "Year 2000 Issue" refers to computer programs written using two digits rather than four to define the year. This could result in computer systems being unable to distinguish between the year 1900 and the year 2000. The remediation of non-compliant computer systems before the year 2000 by the company, and its suppliers and customers is necessary to minimize the possibility of systems failures causing disruptions in business operations.

Project

The company began its year 2000 remediation project in 1997 which consists of seven phases: (1) awareness, (2) inventory, (3) assessment, (4) analysis, (5) conversion, (6) implementation and (7) post implementation. Each of the company's more than eighty business units is responsible for carrying out its own remediation plan with assistance and monitoring by a full time "year 2000 project office." These remediation plans include requirements to develop and test contingency procedures in the event of unforeseen system failures due to Year 2000 issues. These contingency plans may include identifying alternate suppliers for the company's significant production materials and supplies, adjusting factory production schedules and other measures considered appropriate by management. The company's goal is to achieve compliance in all of its internal business information systems by the third quarter of 1999. At September 27, 1998 more than one-half of the activities, including replacements, upgrades and modifications in the normal course of business, necessary for company-wide compliance have been completed. The project also encompasses remediation of non-information systems such as embedded chips within the company's production processes and infrastructure; and, customer and supplier readiness. As part of its overall business risk assessment, the company has sent year 2000 readiness surveys to its significant customers and suppliers.
The surveys are being continuously updated and, where necessary, will be supplemented with on-site inspection of large critical customers and suppliers.

Costs

The aggregate effort directed towards year 2000 remediation will be approximately $10 to $12 million including the capitalized cost of computer hardware and software systems and the redirected effort of the company's existing resources. Approximately $5 million has been spent as of September 27, 1998 and has been funded by cash flow from operations.

Risks

Failure to correct a significant Year 2000 issue could result in a disruption of normal business operations. Due to the general uncertainty inherent in the Year 2000 issue, especially as it relates to the readiness of customers and suppliers, a risk of a material adverse effect on the company's future results of operations, liquidity and financial condition does exist. The company believes that completion of its Year 2000 project including normally scheduled business system implementations will reduce the risk of significant disruption of normal business operations. The company's operations are diversified among over eighty separate business units. This diversified environment combined with multiple customer and supplier relationships further reduces the risk of a significant disruption to the company's consolidated operations.

FORWARD-LOOKING STATEMENTS:

The analysis includes the company's current plans and expectations and is based on information available to it. It relies on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

                             Teleflex Incorporated
                             ---------------------

                           Part II Other Information
                           -------------------------

Item 5.  Other Information
--------------------------

In connection with any proposal submitted by stockholders for consideration at the 1999 Annual Meeting of Stockholders, but not proposed for inclusion in the Company's proxy statement and proxy for the 1999 Annual Meeting of Stockholders, the Company may exercise discretionary voting authority with respect to proxies solicited for that meeting if appropriate notice of the stockholder's proposal is not received by the Company at its principal executive offices by February 8, 1999.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A)  Reports on form 8-K.

     No reports on form 8-K were filed during the quarter.

                             Teleflex Incorporated
                             ---------------------

                                   Signatures
                                   ----------

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


                                           TELEFLEX INCORPORATED




                                           /s/ Harold L. Zuber, Jr.
                                           ------------------------
                                           Harold L. Zuber, Jr.
                                           Vice President and Chief
                                            Financial Officer



                                           /s/ Stephen J. Gambone
                                           ---------------------------
                                           Stephen J. Gambone
                                           Controller and Chief
                                            Accounting Officer


November 9, 1998