Form 10-K
period 1998-12-27
TELEFLEX INC
filed 1999-03-29
CIK 96943

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

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

          Preference Stock Purchase Rights -- New York Stock Exchange

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

                             YES [X]         NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,248,260,616 as of February 1, 1999.

     The registrant had 37,623,388 Common Shares outstanding as of February 1, 1999.

     Documents Incorporated by Reference: (a) Annual Report to Shareholders for the fiscal year ended December 27, 1998, incorporated partially in Part I and
Part II hereof; (b) Proxy Statement for the 1999 Annual Meeting of Shareholders, incorporated partially in Part III hereof; and (c) Report on Form 8-K dated December 7, 1998, incorporated in Part IV hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company's business is separated into three business segments -- Commercial, Medical and Aerospace.

COMMERCIAL SEGMENT

     The Commercial Segment designs and manufactures proprietary mechanical and electrical controls for the automotive market; mechanical, electrical and hydraulic controls, and electronic products for the pleasure marine market; and proprietary products for the fluid transfer and outdoor power equipment markets.

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

     The Company is a leading domestic producer of mechanical steering systems for pleasure power boats. It also manufactures hydraulic steering systems, engine throttle and shift controls, electrical gauges and instrumentation, GPS driven navigation systems, autopilots and electronic fishfinders. In 1994, the Company acquired TX Controls, a Swedish manufacturer of mechanical and hydraulic steering systems, engine control systems and cables for application on marine craft and industrial vehicles. The Company's marine products are sold principally to boat builders and in the aftermarket with the Humminbird line of electronic fishfinders sold substantially through retail outlets. These products are used principally on pleasure craft but also have application on commercial vessels.

     The Company is a major supplier of driver control systems to automotive manufacturers worldwide. The principal products in this market are accelerator, transmission shift, park lock, window regulator controls, pedal box, gear shift systems, heat resistant flexible fuel line and adjustable pedal systems. In 1995 the Company acquired the cable controls businesses of Handy & Harmon Automotive Group. This acquisition broadened the automotive product line by adding a park brake and provided a manufacturing plant in Mexico. In 1996 the Company acquired a U.K. manufacturer of cable control products which established the Company's automotive cable operations in Europe. In May 1997 the Company acquired Comcorp Technologies, Inc. a supplier of pedal assemblies and other automotive components and systems. In December 1997 the Company acquired United Parts Group N.V. a European manufacturer of gear shift systems and other components supplying most of the European auto and truck makers. The Truck Systems

---------------

* As used herein the "Company" refers to Teleflex Incorporated and its consolidated subsidiaries.

Division of United Parts was sold in February 1998. The remaining Driver Control Division, with five manufacturing plants throughout Europe, expanded the Company's entrance into the European automotive market. The acquisitions of both Comcorp and United Parts are part of the Company's strategy to integrate cable controls with other automotive components in order to provide systems solutions for customers. Acceptance by the automobile manufacturers of a Company-developed control for use on a new model ordinarily assures the Company a large, but not exclusive, market share for the supply of that control.

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

     Within the Medical Segment, the Company has two major product lines:
Hospital Supply and Surgical Devices. In addition the Company has extrusion capabilities which it uses to serve original equipment manufacturers. In the late 1970s, the Company decided to apply its polymer technologies to the medical market, and began by extruding intravenous catheter tubing which it sold to original equipment manufacturers. Through Teleflex OEM, the Company also produces standard and custom-designed semi-finished components for other medical device manufacturers using its polymer materials and processing technology.

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

     The acquisitions of the Pilling Company in 1991 and Edward Weck Incorporated in 1993 became the foundation of the Surgical Devices product line. The Pilling and Weck businesses significantly expanded the product offerings, marketing opportunities and selling capabilities in the surgical devices market in the United States and provide opportunities for increasing international sales. During 1994 and 1995, smaller acquisitions were made to balance the Company's product offerings in Europe. In 1997 the acquisition of a manufacturer with a complementary line of closure products increased the Company's product offerings. The Surgical Devices product line focuses on three distinct markets: surgical instruments, surgical closure products and instrument management services. Each market is served by a separate sales force and management team dedicated to each market. Surgical Devices designs, manufactures and distributes, primarily through its own sales force, instruments used in both open and minimally-invasive surgical procedures including general and specialized surgical instruments such as scissors, forceps, vascular clamps, needle holders and retractors; closure products such as ligation clips, appliers and skin staples; and, provides specialized instrument management services. In 1998, the Company expanded its instrument management service capabilities with the purchase of Sterilization Management Group (SMG) which operates five reprocessing/sterilization plants specializing in reusable surgical textiles and surgical instruments. SMG's offsite instrument management services complements the Company's on-site services.

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

     In 1995 and 1996 the Company sold product lines as part of a structural realignment within the Aerospace Segment. These businesses produced a variety of mechanical and electromechanical controls for commercial and military aircraft, ordnance and space vehicles. The sale of these product lines effectively ended most of the Company's involvement in the military/defense sector of the aerospace industry. Telair International manufactures and distributes cargo handling systems for commercial aircraft and other aircraft controls. The Company's cargo handling systems include patented digitally controlled systems to move and secure containers of cargo inside commercial aircraft. In 1997 the Company acquired Scandinavian Bellyloading Company, a European manufacturer of cargo loading systems for narrow-body aircraft which complements the Company's existing wide-body cargo handling systems. Cargo handling systems are sold either to aircraft manufacturers as original installations or to airlines and air freight carriers for retrofit of existing systems. The Company also designs, manufactures and repairs mechanical and electromechanical components used on both commercial and, to a lesser extent military aircraft. These other aircraft controls include flight controls, canopy and door actuators, cargo winches and control valves. The Company's design engineers work with design personnel from the major aircraft manufacturers in the development of controls for use on new aircraft. In addition, the Company supplies spare parts to aircraft operators typically through distributors. This spare parts business extends as long as the particular type of aircraft continues in service.

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

MARKETING

     In 1998, the percentages of the Company's consolidated net sales represented by its major markets were as follows: aerospace -- 31%; medical -- 24%; and commercial -- 45%.

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

     For information on foreign operations, export sales, and principal customers, see text under the heading "Business segments and other information" on page 25 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

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

BACKLOG

     As of December 27, 1998 the Company's backlog of firm orders for the Aerospace Segment was $418 million, of which it is anticipated that approximately one-half will be filled in 1999. The Company's backlog for the Aerospace Segment on December 28, 1997 was $364 million.

     As of December 27, 1998 the Company's backlog of firm orders for the Medical and Commercial segments was $21 million and $124 million, respectively. This compares with $26 million and $98 million, respectively, as of December 28, 1997. Substantially all of the December 27, 1998 backlog will be filled in 1999. Most of the Company's medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

EMPLOYEES

     The Company had approximately 13,500 employees at December 27, 1998.

EXECUTIVE OFFICERS

     The names and ages of all executive officers of the Company as of March 1, 1999 and the positions and offices with the Company held by each such officer are as follows:

                                                     POSITIONS AND OFFICES
         NAME              AGE                            WITH COMPANY
         ----              ---                       ---------------------
Lennox K. Black            68     Chairman of the Board and Director
David S. Boyer             56     President, Chief Executive Officer and Director
John J. Sickler            56     President, TFX Equities, Inc.
Dr. Roy C. Carriker        61     President and Chief Operating Officer, TFX Sermatech
Harold L. Zuber, Jr.       49     Vice President and Chief Financial Officer
Steven K. Chance           53     Vice President, General Counsel and Secretary
Ira Albom                  69     Senior Vice President
Louis T. Horvath           60     Vice President, Quality and Productivity
Ronald D. Boldt            56     Vice President, Human Resources
Janine Dusossoit           45     Vice President, Investor Relations
Thomas M. Byrne            52     Assistant Treasurer
Stephen J. Gambone         42     Controller and Chief Accounting Officer

     Mr. Boyer was elected President and Chief Executive Officer on April 28, 1995. Prior to that date he was President.

     Dr. Carriker was named President and Chief Operating Officer, TFX Sermatech on January 3, 1994. Prior to that date he was President, Sermatech International.

     Mr. Horvath was named to the position of Vice President, Quality and Productivity on January 4, 1996. Prior to that date he was Vice President, Quality Management.

     Mr. Gambone was elected Controller and Chief Accounting Officer on April 24, 1998. Prior to that date he was Manager, Internal Auditing and Reporting.

     Officers are elected by the Board of Directors for one year terms. No family relationship exists among any of the executive officers of the Company.

ITEM 2.  PROPERTIES

     The Company's operations have approximately 100 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses and other facilities. The properties are maintained in good operating condition. All the plants are suitably equipped and utilized, and have space available for the activities currently conducted therein and the increased volume expected in the foreseeable future.

     The following are the Company's major facilities:

                                                              SQUARE     OWNED OR    EXPIRATION
                          LOCATION                            FOOTAGE     LEASED        DATE
                          --------                            -------    --------    ----------
COMMERCIAL SEGMENT
Dassel, Germany.............................................  140,000      Owned         N/A
Van Wert, OH................................................  130,000      Owned(1)      N/A
Warren, MI..................................................  115,000     Leased        2004
Limerick, PA................................................  110,000      Owned         N/A
Dalstorp, Sweden............................................  105,000      Owned         N/A
Hagerstown, MD..............................................  103,000      Owned(1)      N/A
Waterbury, CT...............................................   99,000     Leased        2003
Eufaula, AL.................................................   98,000      Owned         N/A
Haysville, KS...............................................   98,000     Leased        2003
Suffield, CT................................................   90,000     Leased        2000
Hillsdale, MI...............................................   85,000      Owned(1)      N/A
Sarasota, FL................................................   82,000      Owned(1)      N/A
Willis, TX..................................................   70,000      Owned(1)      N/A
Nuevo Laredo, Mexico........................................   67,000     Leased        2008
Eufaula, AL.................................................   61,000      Owned         N/A
Birmingham, England.........................................   60,000     Leased        2016

                                                              SQUARE     OWNED OR    EXPIRATION
                          LOCATION                            FOOTAGE     LEASED        DATE
                          --------                            -------    --------    ----------
La Clusienne, France........................................   60,000      Owned         N/A
Plymouth, MI................................................   55,000     Leased        2003
Lebanon, VA.................................................   53,000      Owned(1)      N/A
Lyons, OH...................................................   50,000      Owned         N/A
Vrable, Slovakia............................................   49,000     Leased        2003
Auburn Hills, MI............................................   38,000      Owned         N/A
Goteborg, Sweden............................................   38,000      Owned         N/A
Swainsboro, GA..............................................   37,000     Leased        2004
Richmond, Canada............................................   35,000     Leased        2002
Vancouver, B.C., Canada.....................................   30,000      Owned         N/A
Troy, MI....................................................   29,000     Leased        2003
Selmer, TN..................................................   24,000     Leased        2002
Birmingham, England.........................................   24,000     Leased        2011
Poole, England..............................................   20,000      Owned         N/A
MEDICAL SEGMENT
Kernen, Germany.............................................  263,000      Owned         N/A
Durham, NC..................................................  144,000      Owned         N/A
Kernen, Germany.............................................  114,000     Leased        2013
Taiping, Malaysia...........................................   85,000      Owned         N/A
Lurgan, Northern Ireland....................................   80,000      Owned         N/A
Duluth, GA..................................................   69,000     Leased        2009
Fort Washington, PA.........................................   65,000      Owned         N/A
Jaffrey, NH.................................................   60,000      Owned(1)      N/A
Franiere, Belgium...........................................   59,000     Leased        2005
Tampa, FL...................................................   47,000     Leased        2002
Houston, TX.................................................   46,000     Leased        2003
Montevideo, Uruguay.........................................   45,000      Owned         N/A
Baltimore, MD...............................................   40,000     Leased        2002
Bad Liebenzell, Germany.....................................   36,000     Leased        2000
Bourg-en-Bresse, France.....................................   34,000     Leased        1999
Betschdorf, France..........................................   32,000      Owned         N/A
Livonia, MI.................................................   32,000     Leased        2003
High Wycombe, England.......................................   25,000     Leased        2012
Limerick, Ireland...........................................   16,000     Leased        2020
AEROSPACE SEGMENT
Cincinnati, OH..............................................  160,000     Leased        2004
Oxnard, CA..................................................  145,000      Owned         N/A
Muncie, IN..................................................  105,000     Leased        2008
Mentor, OH..................................................   90,000      Owned         N/A
Manchester, CT..............................................   74,000      Owned         N/A
Limerick, PA................................................   70,000      Owned         N/A
Derbyshire, England.........................................   70,000     Leased        1999
Singapore, Asia.............................................   61,000      Owned         N/A
Lincoln, England............................................   50,000     Leased        2018
Compton, CA.................................................   49,000     Leased        1999
Cincinnati, OH..............................................   35,000      Owned         N/A
Biddeford, ME...............................................   32,000      Owned         N/A
Hausham, Germany............................................   30,000      Owned         N/A

---------------
(1) The Company is the beneficial owner of these facilities under installment sale or similar financing agreements.

     In addition to the above, the Company owns or leases approximately 1,000,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Europe and Asia.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to numerous federal, state and local environmental laws and regulations including the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act and, the Clean Water Act. Environmental programs are in place throughout the Company which include training, auditing and monitoring to ensure compliance with such laws and regulations. In addition, the United States Environmental Protection Agency has named the Company as a potentially responsible party at various sites throughout the country. Environmental costs, including liabilities associated with such sites, and the costs of complying with existing environmental regulations are not expected to result in a liability material to the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     See "Quarterly Data" on page 26 of the Company's 1998 Annual Report to Shareholders for market price and dividend information. Also see the Note entitled "Borrowings and Leases" on page 24 of such Annual Report for certain dividend restrictions under loan agreements, all of which information is incorporated herein by reference. The Company had approximately 1,300 registered shareholders at February 1, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     See pages 28 through 31 of the Company's 1998 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the text under the heading "Financial Review" on pages 32 through 39 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the text section entitled "Liquidity, Market Risk and Capital Resources" contained within the "Financial Review" on pages 32 through 39 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 19 through 27 of the Company's 1998 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's Directors and Director nominees, see "Election Of Directors" and "Additional Information About The Board Of Directors" on pages 2 through 4 of the Company's Proxy Statement for its 1999 Annual Meeting, which information is incorporated herein by reference.

     For information with respect to the Company's Executive Officers, see Part I of this report on page 5, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Additional Information About The Board of Directors", "Board Compensation Committee", "Five-Year Shareholder Return Comparison" and "Executive Compensation and Other Information" on pages 4 through 8 of the Company's Proxy Statement for its 1999 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" on pages 1 and 2, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 2 and "Election Of Directors" on pages 2 and 3 of the Company's Proxy Statement for its 1999 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Additional Information About The Board Of Directors", "Board Compensation Committee" and "Executive Compensation and Other Information" on pages 4 through 8 of the Company's Proxy Statement for its 1999 Annual Meeting, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements:

         The index to Consolidated Financial Statements and Schedules is set forth on page 10 hereof.

     (b) Reports on Form 8-K:

         A report on Form 8-K was filed on December 7, 1998 in conjunction with the adoption of a shareholders' rights plan by the Board of Directors, which document is incorporated herein by reference.

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

                                          By            DAVID S. BOYER

                                            ------------------------------------
                                                       David S. Boyer
                                             (President and Principal Executive
                                                          Officer)

                                          By         HAROLD L. ZUBER, JR.

                                            ------------------------------------
                                                    Harold L. Zuber, Jr.
                                               (Vice President and Principal
                                                     Financial Officer)

                                          By          STEPHEN J. GAMBONE

                                            ------------------------------------
                                                     Stephen J. Gambone
                                            (Controller and Principal Accounting
                                                          Officer)

     Pursuant to General Instruction D to Form 10-K, this report has been signed by Steven K. Chance as Attorney-in-Fact for a majority of the Board of Directors as of the date indicated below.

Lennox K. Black                     Director
Pemberton Hutchinson                Director
Donald Beckman                      Director
James W. Stratton                   Director
Joseph S. Gonnella, MD              Director
William R. Cook                     Director
Lewis E. Hatch, Jr.                 Director
Palmer E. Retzlaff                  Director
Sigismundus W. W. Lubsen            Director
David S. Boyer                      Director
Patricia C. Barron                  Director

                                          By           STEVEN K. CHANCE

                                            ------------------------------------
                                                      Steven K. Chance
                                                      Attorney-in-Fact

Dated: March 26, 1999

                             TELEFLEX INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements together with the report thereon of PricewaterhouseCoopers LLP dated February 10, 1999 on pages 19 to 31 of the accompanying 1998 Annual Report to Shareholders are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information, and those portions incorporated by specific reference in this document, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedule together with the report thereon of PricewaterhouseCoopers LLP dated February 10, 1999 on page 11 should be read in conjunction with the consolidated financial statements in such 1998 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          FINANCIAL STATEMENT SCHEDULE

Schedule:

                                                                      PAGE
                                                                      ----
II    Valuation and qualifying accounts...........................     12

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Teleflex Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 10, 1999 appearing on page 27 of the 1998 Annual Report to Shareholders of Teleflex Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 10, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8
(No. 2-84148, No. 2-98715, No. 33-34753, and No. 33-53385) of Teleflex
Incorporated of our report dated February 10, 1999 appearing on page 27 of the 1998 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

PricewaterhouseCoopers LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
March 26, 1999

                             TELEFLEX INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           BALANCE AT    ADDITIONS      DOUBTFUL      BALANCE AT
                                           BEGINNING     CHARGED TO     ACCOUNTS        END OF
           FOR THE YEAR ENDED               OF YEAR        INCOME      WRITTEN OFF       YEAR
           ------------------              ----------    ----------    -----------    ----------
December 27, 1998........................  $5,668,000    $2,190,000    $(3,281,000)   $4,577,000
December 28, 1997........................  $4,110,000    $2,218,000    $  (660,000)   $5,668,000
December 29, 1996........................  $3,797,000    $2,026,000    $(1,713,000)   $4,110,000

March 26, 1999

                               INDEX TO EXHIBITS

EXHIBIT
-------
    3(a)     -  The Company's Articles of Incorporation (except for Article
                Thirteenth and the first paragraph of Article Fourth) are
                incorporated herein by reference to Exhibit 3(a) to the
                Company's Form 10-Q for the period ended June 30, 1985.
                Article Thirteenth of the Company's Articles of
                Incorporation is incorporated herein by reference to Exhibit
                3 of the Company's Form 10-Q for the period ended June 28,
                1987. The first paragraph of Article Fourth of the Company's
                Articles of Incorporation is incorporated herein by
                reference to Exhibit 3(a) included herein.
     (b)     -  The Company's Bylaws are incorporated herein by reference to
                Exhibit 3(b) of the Company's Form 10-K for the year ended
                December 28, 1987.
    4        -  The Company's Shareholders' Rights Plan is incorporated herein by reference to the Company's Form 8-K dated December
                7, 1998.
   10(a)     -  The 1982 Stock Option Plan, incorporated herein by reference to the Company's registration statement on Form S-8
                (Registration No. 2-84148), as supplemented, with amendments of April 26, 1991 incorporated by reference to the Company's definitive Proxy Statement for the 1991 Annual Meeting of
                Shareholders.
     (b)     -  The 1990 Stock Compensation Plan, incorporated herein by reference to the Company's registration statement on Form
                S-8 (Registration No. 33-34753), revised and restated as of
                December 1, 1997 incorporated by reference to Exhibit 10(b)
                of the Company's Form 10-K for the year ended December 28,
                1997.
     (c)     -  The Salaried Employees' Pension Plan, as amended and
                restated in its entirety, effective July 1, 1989 and the
                retirement income plan as amended and restated in its
                entirety effective January 1, 1994 and related Trust
                Agreements, dated July 1, 1994 is incorporated by reference to the Company's Form 10-K for the year ended December 25,
                1994.
     (d)     -  Description of deferred compensation arrangements between the Company and its Chairman, L. K. Black, incorporated by reference to the Company's definitive Proxy Statement for
                the 1999 Annual Meeting of Shareholders.
     (e)     -  Description of compensation arrangement between the Company and its President and Chief Executive Officer, David S.
                Boyer, incorporated by reference to the Company's definitive
                Proxy Statement for the 1999 Annual Meeting of Shareholders.
     (f)     -  Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 1995, and amended and restated January 1,
                1999.
     (g)     -  Information on the Company's Profit Participation Plan,
                insurance arrangements with certain officers and deferred
                compensation arrangements with certain officers,
                non-qualified supplementary pension plan for salaried
                employees and compensation arrangements with directors is
                incorporated by reference to the Company's definitive Proxy
                Statement for the 1997, 1998 and 1999 Annual Meeting of
                Shareholders.
     (h)     -  The Company's Voluntary Investment Plan is incorporated by reference to Exhibit 28 of the Company's registration
                statement on Form S-8 (Registration No. 2-98715).
   13        -  Pages 19 through 39 of the Company's Annual Report to
                Shareholders for the period ended December 27, 1998.
   21        -  The Company's Subsidiaries.
   23        -  Consent of Independent Accountants (see page 11 herein).
   24        -  Power of Attorney.
   27        -  Financial Data Schedule.