Form 10-Q
period 1999-03-28
TELEFLEX INC
filed 1999-05-10
CIK 96943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                            -------------------- TO
                              --------------------

                         COMMISSION FILE NUMBER 1-5353
                      -----------------------------------

                             TELEFLEX INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      23-1147939
            ---------------------                    ---------------------------------
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)


     630 WEST GERMANTOWN PIKE, SUITE 450
             PLYMOUTH MEETING, PA                                  19462
  ------------------------------------------                    ------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

                                 (610) 834-6301
                      ------------------------------------
                     (TELEPHONE NUMBER INCLUDING AREA CODE)

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

                              [X] Yes       [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                    CLASS                               OUTSTANDING AT MARCH 28,1999
     -----------------------------------             ---------------------------------
        Common Stock, $1.00 Par Value                            37,640,608

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
          ------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                               MAR. 28,      DEC. 27,
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
--------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents.................................  $   48,390    $   66,689
  Accounts receivable less allowance for doubtful
     accounts...............................................     328,233       295,369
  Inventories...............................................     232,893       235,869
  Prepaid expenses..........................................      20,893        19,015
                                                              ----------    ----------
                                                                 630,409       616,942
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     445,146       431,756
Investments in affiliates...................................      50,002        50,932
Intangibles and other assets................................     122,459       116,287
                                                              ----------    ----------
                                                              $1,248,016    $1,215,917
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------
Current liabilities
  Current portion of borrowings and demand loans............  $   93,023    $   91,651
  Accounts payable and accrued expenses.....................     206,012       194,525
  Income taxes payable......................................      29,948        25,303
                                                              ----------    ----------
                                                                 328,983       311,479
Long-term borrowings........................................     270,700       275,581
Deferred income taxes and other.............................      97,979        94,407
                                                              ----------    ----------
                                                                 697,662       681,467
Shareholders' equity........................................     550,354       534,450
                                                              ----------    ----------
                                                              $1,248,016    $1,215,917
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
     ----------------------------------------------------------------------
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 28,    MAR. 29,
                                                                1999        1998
                                                              --------    --------
Revenues....................................................  $392,190    $345,760
                                                              --------    --------
Cost of sales...............................................   281,239     245,735
Operating expenses..........................................    72,020      64,989
Interest expense............................................     4,316       4,485
                                                              --------    --------
                                                               357,575     315,209
                                                              --------    --------
Income before taxes.........................................    34,615      30,551
Provision for taxes on income...............................    11,561      10,693
                                                              --------    --------
Net income..................................................  $ 23,054    $ 19,858
                                                              ========    ========
Earnings per share
  Basic.....................................................  $   0.61    $   0.53
  Diluted...................................................  $   0.60    $   0.52

Dividends per share.........................................  $  0.115    $  0.100

Average number of common and common equivalent shares
  outstanding
  Basic.....................................................    37,637      37,204
  Diluted...................................................    38,390      38,320

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 -----------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 28,    MAR. 29,
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $ 23,054    $ 19,858
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation and amortization..........................    15,880      13,904
     (Increase) in accounts receivable......................   (36,284)    (27,132)
     (Increase) decrease in inventory.......................    (1,117)      2,651
     (Increase) decrease in prepaid expenses................    (1,844)      1,096
     Increase in accounts payable and accrued expenses......     9,160       9,784
     Increase in income taxes payable.......................     6,123       7,785
                                                              --------    --------
                                                                14,972      27,946
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from new borrowings..............................     7,000       9,280
  Reduction in long-term borrowings.........................    (2,219)     (1,056)
  Increase (decrease) in current borrowings and demand
     loans..................................................     4,944     (35,006)
  Proceeds from stock compensation plans....................       533       1,629
  Dividends.................................................    (4,328)     (3,713)
                                                              --------    --------
                                                                 5,930     (28,866)
                                                              --------    --------
Cash flows from investing activities:
  Expenditures for plant assets.............................   (21,208)    (18,925)
  Payments for businesses acquired..........................    (7,652)     (1,000)
  Proceeds from sale of businesses and assets...............                35,868
  Investments in affiliates.................................    (8,238)       (602)
  Other.....................................................    (2,103)      2,103
                                                              --------    --------
                                                               (39,201)     17,444
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents........   (18,299)     16,524
Cash and cash equivalents at the beginning of the period....    66,689      30,702
                                                              --------    --------
Cash and cash equivalents at the end of the period..........  $ 48,390    $ 47,226
                                                              ========    ========

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME
            -------------------------------------------------------

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 28,    MAR. 29,
                                                                1999        1998
                                                              --------    --------
Net income..................................................  $23,054     $19,858
Cumulative translation adjustment...........................   (2,507)        453
                                                              -------     -------
Comprehensive income........................................  $20,547     $20,311
                                                              =======     =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months ended March 28, 1999 and March 29, 1998 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

NOTE 2

     At March 28, 1999, 2,858,489 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 3

     Inventories consisted of the following:

                                                         MAR. 28,    DEC. 27,
                                                           1999        1998
                                                         --------    --------
Raw materials..........................................  $ 81,593    $ 80,891
Work-in-process........................................    45,097      41,646
Finished goods.........................................   106,203     113,332
                                                         --------    --------
                                                         $232,893    $235,869
                                                         ========    ========

--------------------------------------------------------------------------------

NOTE 4

BUSINESS SEGMENT INFORMATION:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 28,    MAR. 29,
                                                                1999        1998
                                                              --------    --------
Sales
  Commercial................................................  $184,496    $162,594
  Medical...................................................    88,557      79,344
  Aerospace.................................................   119,137     103,822
                                                              --------    --------
          Total.............................................  $392,190    $345,760
                                                              ========    ========
Operating Profit
  Commercial................................................  $ 19,619    $ 18,054
  Medical...................................................    10,303       9,497
  Aerospace.................................................    13,268      11,686
                                                              --------    --------
                                                                43,190      39,237
                                                              --------    --------
Less:
  Interest expense..........................................     4,316       4,485
  Corporate expenses........................................     4,259       4,201
                                                              --------    --------
Income before taxes.........................................    34,615      30,551
Taxes on income.............................................    11,561      10,693
                                                              --------    --------
Net income..................................................  $ 23,054    $ 19,858
                                                              ========    ========

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
------------------------

     Revenues increased 13% in the first quarter of 1999 to $392.2 million from $345.8 million in 1998. Approximately one-third of the growth was the result of acquisitions while the balance was generated internally, from gains in the company's core product lines in each of the segments, Commercial, Medical and Aerospace. The Commercial, Medical and Aerospace segments comprised 47%, 23% and 30% of the company's net sales, respectively.

     The gross profit margin decreased to 28.3% in 1999 compared with 28.9% in 1998. The decline was due to lower gross profit margin in the Medical and Commercial segments partially offset by an increase in the Aerospace Segment and, a lower contribution to gross margin from recent acquisitions. Operating expenses as a percentage of sales decreased to 18.4% in 1999 compared with 18.8% in 1998 resulting primarily from a decline in the Commercial Segment.

     Operating profit increased 10% in the first quarter from $39.2 million in 1998 to $43.2 million in 1999 from increases in all three segments while operating margin declined slightly from 11.3% in 1998 to 11.0% of sales in 1999. All three segments reported declines in operating margin. The Commercial, Medical and Aerospace segments comprised 45%, 24% and 31% of the company's operating profit, respectively.

     Net income and diluted earnings per share for the quarter were $23.1 million and $.60 which represents a 16% and 15% increase, respectively, compared with 1998. Interest expense decreased in 1999 as a result of a decrease in interest rates offset in part by an increase in average debt. The effective income tax rate was 33.4% in 1999 compared with 35.0% in 1998. The decline resulted from a higher proportion of income in 1999 earned in countries with relatively lower tax rates aided in part by a rate reduction in Germany.

INDUSTRY SEGMENT REVIEW:
---------------------------

     Sales in the Commercial Segment increased 13% from $162.6 million in 1998 to $184.5 million in 1999. The increase resulted from internal growth in all three product lines, Automotive, Marine and Industrial. New marine products, new product sales to non-marine markets and the strength of the domestic automotive market resulted in the increase. Operating profit increased in 1999 from $18.1 million to $19.6 million compared with 1998, however, operating margin declined from 11.1% to 10.6%. An increase in operating profit in the Marine and Industrial product lines relating to volume offset a decline in Automotive. The decline in operating margin resulted primarily from the Automotive product line which included costs associated with the development and introduction of new products.

     The Medical Segment sales increased 12% from $79.3 million in 1998 to $88.6 million in 1999 due to gains in both the Hospital Supply and Surgical Devices product lines. The gain resulted primarily from acquisitions, first in Hospital Supply to extend the company's distribution in Europe and also in Surgical Devices to add to instrument management services. Operating profit increased 8% from $9.5 million to $10.3 million primarily from Surgical Devices while operating margin declined to 11.6% from 12.0%. The decline in operating margin resulted from the costs of integrating the acquisitions and from the lower initial margins of the newly acquired companies.

     The Aerospace Segment sales increased 15% from $103.8 million in 1998 to $119.1 million in 1999 as gains in repairs and manufactured components offset declines in cargo systems. Operating profit increased 14% due to the sales increase, however, operating margin declined from 11.3% to 11.1% resulting from a decline in the cargo systems product line and from the larger proportion of sales from repairs where profits are shared with a joint venture partner.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:
----------------------------------------------

     Cash flows from operating activities decreased $13.0 million during the period ended March 28, 1999 compared with 1998 due to additional working capital, primarily accounts receivable related to volume offset by higher net income and depreciation. Long-term borrowings decreased $4.9 million from $275.6 million at December 27, 1998, to $270.7 million at March 28, 1999. The decrease was the result of additional long-term borrowings net of repayments and the effects of lower foreign currency translation rates. The increase in shareholders' equity, primarily due to higher net income, resulted in an improvement in the ratio of long-term borrowings to total capitalization from 34% at December 27, 1998 to 33% at March 28, 1999.

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

  Project

     The company began its year 2000 remediation project in 1997 comprising seven phases: (1) awareness, (2) inventory, (3) assessment, (4) analysis, (5) conversion, (6) implementation and (7) post implementation. Each of the company's more than eighty business units is responsible for carrying out its own remediation plan with assistance and monitoring by a full time "year 2000 project office." These remediation plans include requirements to develop and test contingency procedures in the event of unforeseen system failures due to year 2000 issues. These contingency plans may include identifying alternate suppliers for the company's significant production materials and supplies, adjusting factory production schedules and other measures considered appropriate by management. The company's goal is to achieve compliance in all of its internal business information systems by the third quarter of 1999. At March 28, 1999 more than two-thirds of the activities, including replacements, upgrades and modifications in the normal course of business, necessary for company-wide compliance have been completed. The project also encompasses remediation of non-information systems such as embedded chips within the company's production processes and infrastructure; and, customer and supplier readiness. As part of its overall business risk assessment, the company has sent year 2000 readiness surveys to its significant customers and suppliers. The surveys are being continuously updated and, where necessary, will be supplemented with on-site inspection of significant customers and suppliers.

  Costs

     The aggregate effort directed towards year 2000 remediation will be approximately $10 to $12 million including the capitalized cost of computer hardware and software systems and the redirected effort of the company's existing resources. Approximately $8 million has been spent as of March 28, 1999 and has been funded by cash flows from operations.

  Risks

     Failure to correct a significant year 2000 issue could result in a disruption of normal business operations. Due to the general uncertainty inherent in the year 2000 issue, especially as it relates to the readiness of customers and suppliers, a risk of a material adverse effect on the company's future results of operations, liquidity and financial condition does exist. The company believes that completion of its year 2000 project including scheduled business system implementations will reduce the risk of significant disruption of normal business operations. The company's operations are diversified among over 80 separate business units. This diversified environment combined with multiple customer and supplier relationships further reduces the risk of a significant disruption to the company's operations.

FORWARD-LOOKING STATEMENTS:
--------------------------------

     This quarterly report includes the company's current plans and expectations and is based on information available to it. It relies on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

                             TELEFLEX INCORPORATED

                           PART II OTHER INFORMATION
                    ---------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------------

     (A) Reports on form 8-K.

     No reports on form 8-K were filed during the quarter.

                             TELEFLEX INCORPORATED

                                   SIGNATURES
                                ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TELEFLEX INCORPORATED

                                         /s/     HAROLD L. ZUBER, JR.
                                          --------------------------------------
                                                   Harold L. Zuber, Jr.
                                                 Vice President and Chief
                                                    Financial Officer

                                         /s/      STEPHEN J. GAMBONE
                                          --------------------------------------
                                                    Stephen J. Gambone
                                                   Controller and Chief
                                                    Accounting Officer

May 10, 1999