Form 10-Q
period 1999-06-27
TELEFLEX INC
filed 1999-08-06
CIK 96943

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ------------------ TO ------------------

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

                              [X] Yes       [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                    CLASS                               OUTSTANDING AT JUNE 27,1999
     -----------------------------------             ---------------------------------
        Common Stock, $1.00 Par Value                            37,890,384

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
          ------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 27,      DEC. 27,
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
--------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents.................................  $   32,351    $   66,689
  Accounts receivable less allowance for doubtful
     accounts...............................................     329,418       295,369
  Inventories...............................................     234,782       235,869
  Prepaid expenses..........................................      21,501        19,015
                                                              ----------    ----------
                                                                 618,052       616,942
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     445,497       431,756
Investments in affiliates...................................      50,620        50,932
Intangibles and other assets................................     138,316       116,287
                                                              ----------    ----------
                                                              $1,252,485    $1,215,917
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------
Current liabilities
  Current portion of borrowings and demand loans............  $   91,007    $   91,651
  Accounts payable and accrued expenses.....................     201,536       194,525
  Income taxes payable......................................      25,049        25,303
                                                              ----------    ----------
                                                                 317,592       311,479
Long-term borrowings........................................     275,672       275,581
Deferred income taxes and other.............................      86,198        94,407
                                                              ----------    ----------
                                                                 679,462       681,467
Shareholders' equity........................................     573,023       534,450
                                                              ----------    ----------
                                                              $1,252,485    $1,215,917
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
     ----------------------------------------------------------------------
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Revenues........................................  $421,126    $363,011    $813,316    $708,771
                                                  --------    --------    --------    --------
Cost of sales...................................   299,725     259,834     580,964     505,569
Operating expenses..............................    77,608      66,383     149,628     131,372
Interest expense................................     4,501       4,261       8,817       8,746
                                                  --------    --------    --------    --------
                                                   381,834     330,478     739,409     645,687
                                                  --------    --------    --------    --------
Income before taxes.............................    39,292      32,533      73,907      63,084
Provision for taxes on income...................    13,438      11,289      24,999      21,982
                                                  --------    --------    --------    --------
Net income......................................  $ 25,854    $ 21,244    $ 48,908    $ 41,102
                                                  ========    ========    ========    ========
Earnings per share
  Basic.........................................  $   0.69    $   0.57    $   1.30    $   1.10
  Diluted.......................................  $   0.67    $   0.55    $   1.27    $   1.07
Dividends per share.............................  $  0.130    $  0.115    $  0.245    $  0.215
Average number of common and common equivalent
  shares outstanding
  Basic.........................................    37,743      37,365      37,690      37,285
  Diluted.......................................    38,528      38,459      38,459      38,390

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 -----------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 27,    JUNE 28,
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $48,908     $41,102
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation and amortization..........................   32,567      29,812
     (Increase) in accounts receivable......................  (39,932)    (25,907)
     (Increase) decrease in inventory.......................   (3,892)      4,400
     (Increase) decrease in prepaid expenses................   (2,633)      2,846
     Increase in accounts payable and accrued expenses......    9,966      11,696
     (Decrease) increase in income taxes payable............     (150)      1,026
                                                              -------     -------
                                                               44,834      64,975
                                                              -------     -------
Cash flows from financing activities:
  Proceeds from new borrowings..............................   32,999      11,713
  Reduction in long-term borrowings.........................  (21,160)     (2,460)
  Increase (decrease) in current borrowings and demand
     loans..................................................    5,748     (30,904)
  Proceeds from stock compensation plans....................    2,408       2,674
  Dividends.................................................   (9,253)     (8,008)
                                                              -------     -------
                                                               10,742     (26,985)
                                                              -------     -------
Cash flows from investing activities:
  Expenditures for plant assets.............................  (40,690)    (35,018)
  Payments for businesses acquired..........................  (39,445)     (5,262)
  Proceeds from sale of businesses and assets...............               35,868
  Investments in affiliates.................................   (8,946)       (836)
  Other.....................................................     (833)      2,441
                                                              -------     -------
                                                              (89,914)     (2,807)
                                                              -------     -------
Net (decrease) increase in cash and cash equivalents........  (34,338)     35,183
Cash and cash equivalents at the beginning of the period....   66,689      30,702
                                                              -------     -------
Cash and cash equivalents at the end of the period..........  $32,351     $65,885
                                                              =======     =======

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME
            -------------------------------------------------------

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
Net income..........................................  $25,854     $21,244     $48,908     $41,102
Cumulative translation adjustment...................     (584)       (664)     (3,091)       (212)
                                                      -------     -------     -------     -------
Comprehensive income................................  $25,270     $20,580     $45,817     $40,890
                                                      =======     =======     =======     =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 27, 1999 and June 28, 1998 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

NOTE 2

     At June 27, 1999, 2,573,034 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 3

     Inventories consisted of the following:

                                                         JUNE 27,    DEC. 27,
                                                           1999        1998
                                                         --------    --------
Raw materials..........................................  $ 83,840    $ 80,891
Work-in-process........................................    45,009      41,646
Finished goods.........................................   105,933     113,332
                                                         --------    --------
                                                         $234,782    $235,869
                                                         ========    ========

--------------------------------------------------------------------------------

NOTE 4

BUSINESS SEGMENT INFORMATION:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      -------------------   --------------------
                                                      JUNE 27,   JUNE 28,   JUNE 27,    JUNE 28,
                                                        1999       1998       1999        1998
                                                      --------   --------   --------    --------
Sales
  Commercial........................................  $204,301   $170,797   $388,797    $333,391
  Medical...........................................    94,395     84,911    182,952     164,255
  Aerospace.........................................   122,430    107,303    241,567     211,125
                                                      --------   --------   --------    --------
          Total.....................................  $421,126   $363,011   $813,316    $708,771
                                                      ========   ========   ========    ========
Operating Profit
  Commercial........................................  $ 22,072   $ 18,073   $ 41,691    $ 36,127
  Medical...........................................    12,952     10,285     23,255      19,782
  Aerospace.........................................    13,294     12,884     26,562      24,570
                                                      --------   --------   --------    --------
                                                        48,318     41,242     91,508      80,479
                                                      --------   --------   --------    --------
Less:
  Interest expense..................................     4,501      4,261      8,817       8,746
  Corporate expenses................................     4,525      4,448      8,784       8,649
                                                      --------   --------   --------    --------
Income before taxes.................................    39,292     32,533     73,907      63,084
Taxes on income.....................................    13,438     11,289     24,999      21,982
                                                      --------   --------   --------    --------
Net income..........................................  $ 25,854   $ 21,244   $ 48,908    $ 41,102
                                                      ========   ========   ========    ========

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
------------------------

     Revenues increased 16% in the second quarter of 1999 to $421.1 million from $363.0 million in 1998. Approximately one-fourth of the growth was the result of acquisitions while the balance was generated internally. Sales increased in the Commercial, Medical and Aerospace segments by 20%, 11%, and 14%, respectively. The Commercial, Medical and Aerospace segments comprised 49%, 22% and 29% of the company's net sales, respectively.

     The gross profit margin increased slightly to 28.8% in 1999 compared with 28.4% in 1998. The increase was due to higher gross profit margin in the Medical and Commercial segments while the Aerospace Segment remained constant. Operating expenses as a percentage of sales increased slightly to 18.4% in 1999 compared with 18.3% in 1998 resulting from increases in the Aerospace and Commercial segments which offset a decrease in the Medical Segment.

     Operating profit increased 17% in the second quarter from $41.2 million in 1998 to $48.3 million in 1999 from gains in all three segments. Operating margin increased slightly from 11.4% in 1998 to 11.5% in 1999 as increases in Commercial and Medical offset a decline in Aerospace. The Commercial, Medical and Aerospace segments comprised 46%, 27% and 27% of the company's operating profit, respectively.

     Net income and diluted earnings per share for the quarter were $25.9 million and $0.67 which represents a 22% increase for both compared with 1998. Interest expense increased in 1999 as a result of an increase in average debt. The effective income tax rate was 34.2% in 1999 compared with 34.7% in 1998. The decline resulted from a higher proportion of income in 1999 earned in countries with relatively lower tax rates.

INDUSTRY SEGMENT REVIEW:
---------------------------

     Sales in the Commercial Segment increased 20% from $170.8 million in 1998 to $204.3 million in 1999 resulting from increases in all three product lines, Automotive, Marine and Industrial. New products in the Marine and Automotive product lines and the strength in the domestic automotive market contributed to the increase. Operating profit increased from $18.1 million in 1998 to $22.1 million in 1999 and operating margin increased slightly from 10.6% to 10.8%. All three product lines, Automotive, Marine and Industrial, reported increases in operating profit. An increase in the Marine product line operating margin offset declines in Automotive from the continued investment in engineering, product launch and plant start-up costs for the adjustable pedal system.

     The Medical Segment sales increased 11% from $84.9 million in 1998 to $94.4 million in 1999 due to gains in both the Hospital Supply and Surgical Devices product lines. The gain resulted primarily from acquisitions, first in Hospital Supply to extend the company's distribution in Europe, and also in Surgical Devices adding to instrument management services and distribution in the United States. Operating profit increased 26% from $10.3 million to $13.0 million from both Hospital Supply and Surgical Devices while operating margin increased to 13.7% from 12.1% resulting from increased sales of higher margin products.

     The Aerospace Segment sales increased 14% from $107.3 million in 1998 to $122.4 million in 1999 primarily from gains in repairs and manufactured components, which offset a decline in cargo systems. Operating profit increased 3% due to the sales increase, however, operating margin declined from 12.0% to 10.9% resulting from the decline in cargo systems volume, lower margins in the growing industrial turbo-machinery product line and from the heavier proportion of sales from the repairs product line where profits are shared with a joint venture partner.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:
----------------------------------------------

     Additional working capital related to volume, which as a percentage of sales improved over the prior year, resulted in a decrease in cash flows from operating activities of $20.1 million. Long-term borrowings remained steady at $275.7 million at June 27, 1999 as compared to $275.6 million at December 27, 1998. The ratio of long-term borrowings to total capitalization improved from 34% at December 27, 1998 to 32% at June 27, 1999.

YEAR 2000:
-----------

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

  Project

     The company began its year 2000 remediation project in 1997 comprising seven phases: (1) awareness, (2) inventory, (3) assessment, (4) analysis, (5) conversion, (6) implementation and (7) post implementation. Each of the company's more than eighty business units is responsible for carrying out its own remediation plan with assistance and monitoring by a full time "year 2000 project office." These remediation plans include requirements to develop and test contingency procedures in the event of unforeseen system failures due to year 2000 issues. These contingency plans may include identifying alternate suppliers for the company's significant production materials and supplies, adjusting factory production schedules and other measures considered appropriate by management. The company's goal is to achieve compliance in all of its internal business information systems by the third quarter of 1999. At June 27, 1999 more than two-thirds of the activities, including replacements, upgrades and modifications in the normal course of business, necessary for company-wide compliance have been completed. The project also encompasses remediation of non-information systems such as embedded chips within the company's production processes and infrastructure; and, customer and supplier readiness. As part of its overall business risk assessment, the company has sent year 2000 readiness surveys to its significant customers and suppliers. The surveys are being continuously updated and, where necessary, will be supplemented with on-site inspection of significant customers and suppliers.

  Costs

     The aggregate effort directed towards year 2000 remediation will be approximately $10 to $12 million including the capitalized cost of computer hardware and software systems and the redirected effort of the company's existing resources. Approximately $8 million has been spent as of June 27, 1999 and has been funded by cash flows from operations.

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

August 5, 1999