Form 10-Q
period 1999-09-26
TELEFLEX INC
filed 1999-11-09
CIK 96943

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

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

                              [X] Yes       [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                    CLASS                            OUTSTANDING AT SEPTEMBER 26, 1999
     -----------------------------------             ---------------------------------
        Common Stock, $1.00 Par Value                            37,971,490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
          ------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                              SEPT. 26,      DEC. 27,
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
--------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents.................................  $   46,200    $   66,689
  Accounts receivable less allowance for doubtful
     accounts...............................................     321,812       295,369
  Inventories...............................................     239,964       235,869
  Prepaid expenses..........................................      21,007        19,015
                                                              ----------    ----------
                                                                 628,983       616,942
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     453,996       431,756
Investments in affiliates...................................      50,545        50,932
Intangibles and other assets................................     136,628       116,287
                                                              ----------    ----------
                                                              $1,270,152    $1,215,917
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------
Current liabilities
  Current portion of borrowings and demand loans............  $   94,574    $   91,651
  Accounts payable and accrued expenses.....................     199,722       194,525
  Income taxes payable......................................      21,859        25,303
                                                              ----------    ----------
                                                                 316,155       311,479
Long-term borrowings........................................     280,264       275,581
Deferred income taxes and other.............................      87,558        94,407
                                                              ----------    ----------
                                                                 683,977       681,467
Shareholders' equity........................................     586,175       534,450
                                                              ----------    ----------
                                                              $1,270,152    $1,215,917
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
     ----------------------------------------------------------------------
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                               ----------------------    ------------------------
                                               SEPT. 26,    SEPT. 27,    SEPT. 26,     SEPT. 27,
                                                 1999         1998          1999          1998
                                               ---------    ---------    ----------    ----------
Revenues.....................................  $377,391     $342,962     $1,190,707    $1,051,733
                                               --------     --------     ----------    ----------
Cost of sales................................   272,754      246,795        853,718       752,364
Operating expenses...........................    71,265       67,353        220,893       198,725
Interest expense.............................     4,561        4,192         13,378        12,938
                                               --------     --------     ----------    ----------
                                                348,580      318,340      1,087,989       964,027
                                               --------     --------     ----------    ----------
Income before taxes..........................    28,811       24,622        102,718        87,706
Provision for taxes on income................     9,825        8,445         34,824        30,427
                                               --------     --------     ----------    ----------
Net income...................................  $ 18,986     $ 16,177     $   67,894    $   57,279
                                               ========     ========     ==========    ==========
Earnings per share
  Basic......................................  $   0.50     $   0.43     $     1.80    $     1.53
  Diluted....................................  $   0.49     $   0.42     $     1.76    $     1.49
Dividends per share..........................  $  0.130     $  0.115     $    0.375    $    0.330
Average number of common and common
  equivalent shares outstanding
  Basic......................................    37,951       37,391         37,777        37,320
  Diluted....................................    38,622       38,440         38,513        38,406

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 -----------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                              ----------------------
                                                              SEPT. 26,    SEPT. 27,
                                                                1999         1998
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  67,894    $ 57,279
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation and amortization..........................     49,832      44,887
     (Increase) in accounts receivable......................    (30,118)    (25,937)
     (Increase) in inventory................................     (4,604)     (3,198)
     (Increase) decrease in prepaid expenses................     (2,063)      6,661
     Increase in accounts payable and accrued expenses......      5,336      14,694
     (Decrease) increase in income taxes payable............     (3,879)      8,146
                                                              ---------    --------
                                                                 82,398     102,532
                                                              ---------    --------
Cash flows from financing activities:
  Proceeds from new borrowings..............................     46,369      11,713
  Reduction in long-term borrowings.........................    (25,733)     (5,888)
  Increase (decrease) in current borrowings and demand
     loans..................................................      8,639     (26,032)
  Proceeds from stock compensation plans....................      2,940       3,046
  Dividends.................................................    (14,186)    (12,307)
                                                              ---------    --------
                                                                 18,029     (29,468)
                                                              ---------    --------
Cash flows from investing activities:
  Expenditures for plant assets.............................    (63,120)    (51,709)
  Payments for businesses acquired..........................    (43,895)    (13,107)
  Proceeds from sale of businesses and assets...............                 35,868
  Investments in affiliates.................................    (12,053)     (1,622)
  Other.....................................................     (1,848)      2,852
                                                              ---------    --------
                                                               (120,916)    (27,718)
                                                              ---------    --------
Net (decrease) increase in cash and cash equivalents........    (20,489)     45,346
Cash and cash equivalents at the beginning of the period....     66,689      30,702
                                                              ---------    --------
Cash and cash equivalents at the end of the period..........  $  46,200    $ 76,048
                                                              =========    ========

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME
            -------------------------------------------------------

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      ----------------------    ----------------------
                                                      SEPT. 26,    SEPT. 27,    SEPT. 26,    SEPT. 27,
                                                        1999         1998         1999         1998
                                                      ---------    ---------    ---------    ---------
Net income..........................................   $18,986      $16,177      $67,894      $57,279
Unrealized holding (loss)...........................    (2,173)          --       (2,173)          --
Cumulative translation adjustment...................     1,696       (1,325)      (1,395)      (1,537)
                                                       -------      -------      -------      -------
Comprehensive income................................   $18,509      $14,852      $64,326      $55,742
                                                       =======      =======      =======      =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 26, 1999 and September 27, 1998 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

NOTE 2

     At September 26, 1999, 2,421,064 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 3

     Inventories consisted of the following:

                                                         SEPT. 26,    DEC. 27,
                                                           1999         1998
                                                         ---------    --------
Raw materials..........................................  $ 89,395     $ 80,891
Work-in-process........................................    41,817       41,646
Finished goods.........................................   108,752      113,332
                                                         --------     --------
                                                         $239,964     $235,869
                                                         ========     ========

--------------------------------------------------------------------------------

NOTE 4

BUSINESS SEGMENT INFORMATION:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                               ----------------------    ------------------------
                                               SEPT. 26,    SEPT. 27,    SEPT. 26,     SEPT. 27,
                                                 1999         1998          1999          1998
                                               ---------    ---------    ----------    ----------
Sales
  Commercial.................................  $169,055     $146,904     $  557,852    $  480,295
  Medical....................................    91,414       84,019        274,366       248,274
  Aerospace..................................   116,922      112,039        358,489       323,164
                                               --------     --------     ----------    ----------
          Total..............................  $377,391     $342,962     $1,190,707    $1,051,733
                                               ========     ========     ==========    ==========
Operating Profit
  Commercial.................................  $ 12,082     $  9,051     $   53,773    $   45,178
  Medical....................................    12,086        9,977         35,341        29,759
  Aerospace..................................    13,718       14,058         40,280        38,628
                                               --------     --------     ----------    ----------
                                                 37,886       33,086        129,394       113,565
                                               --------     --------     ----------    ----------
Less:
  Interest expense...........................     4,561        4,192         13,378        12,938
  Corporate expenses.........................     4,514        4,272         13,298        12,921
                                               --------     --------     ----------    ----------
Income before taxes..........................    28,811       24,622        102,718        87,706
Taxes on income..............................     9,825        8,445         34,824        30,427
                                               --------     --------     ----------    ----------
Net income...................................  $ 18,986     $ 16,177     $   67,894    $   57,279
                                               ========     ========     ==========    ==========

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
------------------------

     Revenues increased 10% in the third quarter of 1999 to $377.4 million from $343.0 million in 1998. Approximately one-half of the growth was the result of acquisitions while the balance was generated internally. Sales increased in the Commercial, Medical and Aerospace segments by 15%, 9%, and 4%, respectively. The Commercial, Medical and Aerospace segments comprised 45%, 24% and 31% of the company's net sales, respectively.

     The gross profit margin decreased slightly to 27.7% in 1999 compared with 28.0% in 1998. The decrease was due to higher gross profit margins in the Medical and Commercial segments which were offset by a decline in Aerospace gross profit margin. Operating expenses as a percentage of sales decreased to 18.9% in 1999 compared with 19.6% in 1998 resulting primarily from a decline in the Medical Segment.

     Operating profit increased 15% in the third quarter from $33.1 million in 1998 to $37.9 million in 1999 resulting from significant gains in Commercial and Medical offset by a slight decline in Aerospace. Operating margin increased slightly from 9.6% in 1998 to 10.0% in 1999 as increases in Commercial and Medical offset a decline in Aerospace. The Commercial, Medical and Aerospace segments comprised 32%, 32% and 36% of the company's operating profit, respectively.

     Net income and diluted earnings per share for the quarter were $19.0 million and $0.49, which represents a 17% increase for both compared with 1998. Interest expense increased in 1999 as a result of an increase in average debt offset somewhat by lower interest rates. The effective income tax rate was 34.1% in 1999 compared with 34.3% in 1998. The decline resulted from a higher proportion of income in 1999 earned in countries with relatively lower tax rates.

INDUSTRY SEGMENT REVIEW:
---------------------------

     Sales in the Commercial Segment increased 15% from $146.9 million in 1998 to $169.1 million in 1999 resulting from increases in all three product lines, Automotive, Marine and Industrial. New products in the Marine and Automotive product lines and the strength in the domestic automotive market contributed to the increase. Operating profit increased from $9.1 million in 1998 to $12.1 million in 1999 and operating margin increased slightly from 6.2% to 7.1%. Marine and Industrial reported increases in operating profit while Automotive profits remained relatively flat. Increases in the Marine and Industrial product line operating margins offset a decline in Automotive from the continued investment in engineering, product launch and plant start-up costs for the adjustable pedal system.

     The Medical Segment sales increased 9% from $84.0 million in 1998 to $91.4 million in 1999 due to gains in both the Hospital Supply and Surgical Devices product lines. The gain resulted primarily from acquisitions, first in Hospital Supply to extend the company's distribution in Europe, and also in Surgical Devices adding to instrument management services and distribution in the United States. Operating profit increased 21% from $10.0 million to $12.1 million from both Hospital Supply and Surgical Devices while operating margin increased to 13.2% from 11.9% resulting from increased sales of higher margin products.

     The Aerospace Segment sales increased 4% from $112.0 million in 1998 to $116.9 million in 1999 primarily from gains in cargo systems and turbo-machinery, which offset a decline in manufactured components. Operating profit decreased 2% as a result of the volume decline in manufactured components. Operating margin declined from 12.5% to 11.7% resulting from a higher proportion of sales in the lower margin turbo-machinery product line and in the repairs product line where profits are shared with a joint venture partner.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:
----------------------------------------------

     Additional working capital related to volume, which as a percentage of sales improved over the prior year, resulted in a decrease in cash flows from operating activities of $20.1 million. Long-term borrowings increased slightly to $280.3 million at September 26, 1999 as compared to $275.6 million at December 27, 1998. The ratio of long-term borrowings to total capitalization improved from 34% at December 27, 1998 to 32% at September 26, 1999.

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

  Project

     The company began its year 2000 remediation project in 1997 comprising seven phases: (1) awareness, (2) inventory, (3) assessment, (4) analysis, (5) conversion, (6) implementation and (7) post implementation. Each of the company's more than eighty business units is responsible for carrying out its own remediation plan with assistance and monitoring by a full time "year 2000 project office." These remediation plans include requirements to develop and test contingency procedures in the event of unforeseen system failures due to year 2000 issues. These contingency plans may include identifying alternate suppliers for the company's significant production materials and supplies, adjusting factory production schedules and other measures considered appropriate by management. At September 26, 1999 substantially all of the activities, including replacements, upgrades and modifications in the normal course of business, necessary for company-wide compliance have been completed. The project also encompasses remediation of non-information systems such as embedded chips within the company's production processes and infrastructure; and, customer and supplier readiness. As part of its overall business risk assessment, the company has sent year 2000 readiness surveys to its significant customers and suppliers. The surveys are being continuously updated and, where necessary, will be supplemented with on-site inspection of significant customers and suppliers.

  Costs

     The aggregate effort directed towards year 2000 remediation will be approximately $10 to $12 million including the capitalized cost of computer hardware and software systems and the redirected effort of the company's existing resources. Approximately $9.3 million has been spent as of September 26, 1999 and has been funded by cash flows from operations.

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

November 5, 1999