Form 10-K
period 1999-12-26
TELEFLEX INC
filed 2000-03-23
CIK 96943

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999

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

        Common Stock, par value $1 per share -- New York Stock Exchange

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

                             YES  X          NO  __

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,047,538,755 as of February 1, 2000.

     The registrant had 38,054,220 Common Shares outstanding as of February 1, 2000.

     Documents Incorporated by Reference: (a) Annual Report to Shareholders for the fiscal year ended December 26, 1999, incorporated partially in Part I and
Part II hereof; and (b) Proxy Statement for the 2000 Annual Meeting of Shareholders, incorporated partially in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Teleflex Incorporated ("the Company") was incorporated in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, the Company began to emphasize products and services in a broader range of economically diverse markets to reduce its vulnerability to economic cycles. Since the mid-1970s, the Company's investments have been directed toward specific market niches employing its technical capabilities to provide solutions to specific engineering problems and, over the last ten years toward expanding into medical businesses. The continuing stream of new products and value-added product improvements that have resulted from this strategy have enabled the Company to participate in larger market segments. Several of these new products and product improvements were developed by means of an unusual investment program of the Company called the New Venture Fund. Established in 1972, the Fund directs monies representing one-half percent of sales into the development of new products and services. This concept allows for entrepreneurial risk taking in new areas by encouraging innovation and competition among the Company's managers for funds to pursue new programs and activities independent of their operating budgets. Examples of New Venture projects include the funding of second generation adjustable pedal research, FoamLyne(TM) flexible fuel hose and most of the early seed money for certain medical products.

     The Company's business is separated into three business segments -- Commercial, Medical and Aerospace.

COMMERCIAL SEGMENT

     The Commercial Segment designs and manufactures proprietary mechanical and electrical controls for the automotive market; mechanical, electrical and hydraulic controls, and electronic products for the pleasure marine market; and proprietary products for fluid transfer and industrial applications.

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

     The Company is a major supplier of driver control systems to automotive manufacturers worldwide. The principal products in this market are accelerator, transmission shift, park lock, window regulator controls, pedal box, gearshift systems and adjustable pedal systems. In May 1997 the Company acquired Comcorp Technologies, Inc. a supplier of pedal assemblies and other automotive components and systems. In December 1997 the Company acquired United Parts Group N.V. a European manufacturer of gearshift systems and other components supplying most of the European auto and truck makers. The Truck Systems Division of United Parts was sold in February 1998. The remaining Driver Control Division, with five manufacturing plants throughout Europe, expanded the Company's entrance into the European automotive market. The acquisitions of both Comcorp and United Parts are part of the Company's strategy to integrate cable controls with other automotive components in order to provide systems solutions for customers. Acceptance by the automobile manufacturers of a Company-developed control for use on a new model ordinarily assures the Company a large, but not exclusive, market share for the supply of that control.

     Industrial controls and electrical instrumentation products are also manufactured for use in other applications, including construction and agricultural equipment, leisure vehicles and other on- and off-road vehicles. In addition, the Company produces stainless steel overbraided fluoroplastic hose for fluid transfer in such markets as the chemical, petroleum, food processing, aerospace and automotive industries.

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

     In 1989, the acquisition of Willy Rusch AG and affiliates in Germany brought with it an established manufacturing base and distribution network, primarily in Europe. This and other smaller acquisitions designed to broaden the Company's product offerings combine to form the base of the Hospital Supply product line. The Hospital Supply product line includes the manufacture and sale of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. Product offerings include, among others, latex catheters, endotracheal tubes, laryngoscopes, face masks, tracheostomy tubes and stents for airway and esophageal management.

     The acquisitions of the Pilling Company in 1991 and Edward Weck Incorporated in 1993 became the foundation of the Surgical Devices product line. The Pilling and Weck businesses significantly expanded the product offerings, marketing opportunities and selling capabilities in the surgical devices market in the United States and provided opportunities for increasing international sales. During 1994 and 1995, smaller acquisitions were made to balance the Company's product offerings in Europe. In 1997 the acquisition of a manufacturer with a complementary line of closure products increased the Company's product offerings. The Surgical Devices product line focuses on three distinct markets: surgical instruments, surgical closure products and instrument management services. Each market is served by a separate sales force and management team. Surgical Devices designs, manufactures and distributes, primarily through its own sales force, instruments used in both open and minimally-invasive surgical procedures including general and specialized surgical instruments such as scissors, forceps, vascular clamps, needle holders and retractors; closure products such as ligation clips, appliers and skin staples; and, provides specialized instrument management services. In 1998, the Company expanded its instrument management service capabilities with the purchase of Sterilization Management Group (SMG) which operates five reprocessing/sterilization plants specializing in reusable surgical textiles and surgical instruments. In 1999, the Company further expanded its instrument management services with the purchase of Medical Sterilization, Inc. and expanded its mix and distribution of the Surgical Devices product line in the U.S. with the acquisition of Kmedic, an orthopedic instrument company.

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

     Telair International manufactures and distributes cargo handling systems for commercial aircraft and other aircraft controls. The Company's cargo handling systems include patented digitally controlled systems to move and secure containers of cargo inside commercial aircraft. In 1997 the Company acquired Scandinavian Bellyloading Company, a European manufacturer of cargo loading systems for narrow-body aircraft which complements the Company's existing wide-body cargo handling systems. Cargo handling systems are sold either to aircraft manufacturers as original installations or to airlines and air freight carriers for retrofit of existing systems. In 1999, the Company acquired Century Aero Products, a domestic manufacturer of cargo containers which complements the Company's cargo handling systems and positions the Company as a full service provider of both wide-body and narrow-body cargo handling systems and components. The Company also designs, manufactures and repairs mechanical and electromechanical components used on both commercial and, to a lesser extent military aircraft. These other aircraft controls include flight controls, canopy and door actuators, cargo winches and control valves. The Company's design engineers work with design personnel from the major aircraft manufacturers in the development of controls for use on new aircraft. In addition, the Company supplies spare parts to aircraft operators typically through distributors. This spare parts business extends as long as the particular type of aircraft continues in service.

     Sermatech International, through a network of facilities in eight countries, provides a variety of sophisticated protective coatings and repair services for ground turbine engine components; highly-specialized repairs for critical components such as fan blades and airfoils for flight-based turbine engines; and manufacturing and high quality dimensional finishing of airfoils and other turbine engine components. The Company has added technologies through acquisition and internal development and now offers a diverse range of technical services and materials technologies to turbine markets throughout the world. In 1995 the Company formed a joint venture, Airfoil Technologies International LLC
(ATI), with General Electric Aircraft Engines to provide fan blade and airfoil repair services for flight-based turbine engine blades. The Sermatech repair operations were contributed to ATI which is owned 51% by the Company. ATI provides a vehicle for the technological and geographic expansion of the Sermatech repairs services business. To further broaden the Company's turbo-machinery technological and manufacturing capabilities, and to improve the range of product offerings, the Company, in 1996 acquired Lehr Precision, Inc., an electro-chemical machining manufacturer of turbo-machinery components used on both flight and ground turbines. In 1997 the Company acquired Gas-Path Technology, Inc. to expand its ground turbine repair capabilities within the Sermatech network of facilities. In 1999 the Company formed a joint venture in Korea with Samsung Aerospace to coat turbine engine blades which will complement the Company's array of services for these components.

MARKETING

     In 1999, the percentages of the Company's consolidated net sales represented by its major markets were as follows: aerospace -- 30%; medical -- 23%; and commercial -- 47%.

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

     For information on foreign operations, export sales, and principal customers, see text under the heading "Business segments and other information" on page 22 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

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

BACKLOG

     As of December 26, 1999 the Company's backlog of firm orders for the Aerospace Segment was $295 million, of which it is anticipated that more than one-half will be filled in 2000. The Company's backlog for the Aerospace Segment on December 27, 1998 was $418 million.

     As of December 26, 1999 the Company's backlog of firm orders for the Medical and Commercial segments was $22 million and $144 million, respectively. This compares with $21 million and $124 million, respectively, as of December 27, 1998. Substantially all of the December 26, 1999 backlog will be filled in 2000. Most of the Company's medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

EMPLOYEES

     The Company had approximately 14,700 employees at December 26, 1999.

EXECUTIVE OFFICERS

     The names and ages of all executive officers of the Company as of March 1, 2000 and the positions and offices with the Company held by each such officer are as follows:

                                                        POSITIONS AND OFFICES
NAME                          AGE                            WITH COMPANY
----                          ---                       ---------------------
Lennox K. Black               69     Chairman of the Board, Chief Executive Officer and Director
John J. Sickler               57     Senior Vice President
Dr. Roy C. Carriker           62     President and Chief Operating Officer -- TFX Aerospace
Harold L. Zuber, Jr.          50     Vice President and Chief Financial Officer
Steven K. Chance              54     Vice President, General Counsel and Secretary
Ronald D. Boldt               57     Vice President -- Human Resources
Janine Dusossoit              46     Vice President -- Investor Relations
Thomas M. Byrne               53     Assistant Treasurer
Stephen J. Gambone            43     Controller and Chief Accounting Officer

     Mr. Black replaced David S. Boyer as Chief Executive Officer on January 31, 2000. Prior to that date he was Chairman of the Board. Mr. Boyer resigned his position as President and Chief Executive Officer on January 31, 2000.

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

     The following are the Company's major facilities:

                                                              SQUARE     OWNED OR    EXPIRATION
LOCATION                                                      FOOTAGE     LEASED        DATE
--------                                                      -------    --------    ----------
COMMERCIAL SEGMENT
Dassel, Germany.............................................  140,000     Owned         N/A
Van Wert, OH................................................  130,000     Owned(1)      N/A
Warren, MI..................................................  115,000    Leased        2004
Limerick, PA................................................  110,000     Owned         N/A
Kendallville, IN............................................  108,000     Owned         N/A
Dalstorp, Sweden............................................  105,000     Owned         N/A
Hagerstown, MD..............................................  103,000     Owned(1)      N/A
Waterbury, CT...............................................   99,000    Leased        2003
Eufaula, AL.................................................   98,000     Owned         N/A
Haysville, KS...............................................   98,000    Leased        2003
Suffield, CT................................................   90,000    Leased        2009
Hillsdale, MI...............................................   85,000     Owned(1)      N/A
Sarasota, FL................................................   82,000     Owned(1)      N/A
Willis, TX..................................................   70,000     Owned(1)      N/A
Nuevo Laredo, Mexico........................................   67,000    Leased        2008
Eufaula, AL.................................................   61,000     Owned         N/A
Birmingham, England.........................................   60,000    Leased        2016
La Clusienne, France........................................   60,000     Owned         N/A
Plymouth, MI................................................   55,000    Leased        2003
Lebanon, VA.................................................   53,000     Owned(1)      N/A
Lyons, OH...................................................   50,000     Owned         N/A
Vrable, Slovakia............................................   49,000    Leased        2003
Auburn Hills, MI............................................   38,000     Owned         N/A
Goteborg, Sweden............................................   38,000     Owned         N/A
Swainsboro, GA..............................................   37,000    Leased        2004
Richmond, Canada............................................   35,000    Leased        2002
Pickens, SC.................................................   35,000    Leased        2004
Vancouver, B.C., Canada.....................................   30,000     Owned         N/A
Troy, MI....................................................   29,000    Leased        2003
Selmer, TN..................................................   24,000    Leased        2002
Birmingham, England.........................................   24,000    Leased        2011
Poole, England..............................................   20,000     Owned         N/A
MEDICAL SEGMENT
Kernen, Germany.............................................  263,000     Owned         N/A
Durham, NC..................................................  144,000     Owned         N/A
Kernen, Germany.............................................  114,000    Leased        2013
Syosset, NY.................................................  100,000    Leased        2001
Taiping, Malaysia...........................................   85,000     Owned         N/A
Lurgan, Northern Ireland....................................   80,000     Owned         N/A
Duluth, GA..................................................   69,000    Leased        2009
Fort Washington, PA.........................................   65,000     Owned         N/A
Jaffrey, NH.................................................   60,000     Owned(1)      N/A

                                                              SQUARE     OWNED OR    EXPIRATION
LOCATION                                                      FOOTAGE     LEASED        DATE
--------                                                      -------    --------    ----------
Franiere, Belgium...........................................   59,000    Leased        2005
Tampa, FL...................................................   47,000    Leased        2002
Houston, TX.................................................   46,000    Leased        2003
Montevideo, Uruguay.........................................   45,000     Owned         N/A
Baltimore, MD...............................................   40,000    Leased        2002
Bad Liebenzell, Germany.....................................   36,000    Leased        2001
Bourg-en-Bresse, France.....................................   34,000    Leased        2000
Betschdorf, France..........................................   32,000     Owned         N/A
Livonia, MI.................................................   32,000    Leased        2003
High Wycombe, England.......................................   25,000    Leased        2012
Limerick, Ireland...........................................   16,000    Leased        2020
AEROSPACE SEGMENT
Cincinnati, OH..............................................  160,000    Leased        2004
Oxnard, CA..................................................  145,000     Owned         N/A
Muncie, IN..................................................  105,000    Leased        2008
Mentor, OH..................................................   90,000     Owned         N/A
Manchester, CT..............................................   74,000     Owned         N/A
Limerick, PA................................................   70,000     Owned         N/A
Derbyshire, England.........................................   70,000    Leased        2014
Baltimore, MD...............................................   62,000    Leased        2003
Singapore, Asia.............................................   61,000     Owned         N/A
Lincoln, England............................................   50,000    Leased        2018
Compton, CA.................................................   49,000    Leased        2010
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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     See "Quarterly Data" on page 23 of the Company's 1999 Annual Report to Shareholders for market price and dividend information. Also see the Note entitled "Borrowings and Leases" on page 21 of such Annual Report for certain dividend restrictions under loan agreements, all of which information is incorporated herein by reference. The Company had approximately 1,300 registered shareholders at February 1, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     See pages 24 and 25 of the Company's 1999 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the text under the heading "1999 Financial Review" on pages 26 through 31 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the text section entitled "Liquidity, Market Risk and Capital Resources" contained within the "1999 Financial Review" on pages 26 through 31 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 17 through 23 of the Company's 1999 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's Directors and Director nominees, see "Election Of Directors" and "Additional Information About The Board Of Directors" on pages 2 through 4 of the Company's Proxy Statement for its 2000 Annual Meeting, which information is incorporated herein by reference.

     For information with respect to the Company's Executive Officers, see Part I of this report on page 4, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Additional Information About The Board of Directors", "Board Compensation Committee", "Five-Year Shareholder Return Comparison", "Executive Compensation and Other Information" and "New Plan Benefits" on pages 4 through 13 of the Company's Proxy Statement for its 2000 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" on pages 1 and 2, "Election Of Directors" on pages 2 and 3, and "New Plan Benefits" on pages 9 through 13 of the Company's Proxy Statement for its 2000 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Additional Information About The Board Of Directors", "Board Compensation Committee" and "Executive Compensation and Other Information" on pages 4 through 8 of the Company's Proxy Statement for its 2000 Annual Meeting, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements:

         The index to Consolidated Financial Statements and Schedules is set forth on page 10 hereof.

     (b) Reports on Form 8-K:

         None.

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

                                          TELEFLEX INCORPORATED

                                          By           LENNOX K. BLACK
                                            ------------------------------------
                                                      Lennox K. Black
                                             (Chairman of the Board & Principal
                                                     Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated below.

                                          By         HAROLD L. ZUBER, JR.
                                            ------------------------------------
                                                    Harold L. Zuber, Jr.
                                                (Vice President & Principal
                                                     Financial Officer)

                                          By          STEPHEN J. GAMBONE
                                            ------------------------------------
                                                     Stephen J. Gambone
                                             (Controller & Principal Accounting
                                                          Officer)

     Pursuant to General Instruction D to Form 10-K, this report has been signed by Steven K. Chance as Attorney-in-Fact for a majority of the Board of Directors as of the date indicated below.

Lennox K. Black                     Director
Pemberton Hutchinson                Director
Donald Beckman                      Director
James W. Stratton                   Director
Joseph S. Gonnella, MD              Director
William R. Cook                     Director
Palmer E. Retzlaff                  Director
Sigismundus W. W. Lubsen            Director
David S. Boyer                      Director
Patricia C. Barron                  Director

                                          By           STEVEN K. CHANCE
                                            ------------------------------------
                                                      Steven K. Chance
                                                      Attorney-in-Fact

Dated: March 22, 2000

                             TELEFLEX INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 2000 on pages 17 to 25 of the accompanying 1999 Annual Report to Shareholders are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information, and those portions incorporated by specific reference in this document, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedule together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 2000 on page 11 should be read in conjunction with the consolidated financial statements in such 1999 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Teleflex Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 9, 2000 appearing on page 23 of the 1999 Annual Report to Shareholders of Teleflex Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 9, 2000

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-84148, No. 2-98715, No. 33-34753, and No.
33-53385) of Teleflex Incorporated of our report dated February 9, 2000 appearing on page 23 of the 1999 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 22, 2000

                             TELEFLEX INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           BALANCE AT    ADDITIONS      DOUBTFUL      BALANCE AT
                                           BEGINNING     CHARGED TO     ACCOUNTS        END OF
FOR THE YEAR ENDED                          OF YEAR        INCOME      WRITTEN OFF       YEAR
------------------                         ----------    ----------    -----------    ----------
December 26, 1999........................  $4,577,000    $1,613,000    $(1,365,000)   $4,825,000
December 27, 1998........................  $5,668,000    $2,190,000    $(3,281,000)   $4,577,000
December 28, 1997........................  $4,110,000    $2,218,000    $  (660,000)   $5,668,000