Form 10-Q
period 2000-03-26
TELEFLEX INC
filed 2000-05-10
CIK 96943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                           COMMISSION FILE NUMBER 1-5353

                               TELEFLEX INCORPORATED
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       23-1147939
            --------------------                   -------------------------------------
          (STATE OF INCORPORATION)                  (IRS EMPLOYER IDENTIFICATION NUMBER)

   630 WEST GERMANTOWN PIKE, SUITE 450
            PLYMOUTH MEETING, PA                                   19462
--------------------------------------------       -------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

                                 (610) 834-6301
                ------------------------------------------------
                     (TELEPHONE NUMBER INCLUDING AREA CODE)

                                      NONE
                ------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [X]  Yes                [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                   CLASS                               OUTSTANDING AT MARCH 26, 2000
--------------------------------------------           -----------------------------
       Common Stock, $1.00 Par Value                             38,117,043

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
           --------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                               MAR. 26,      DEC. 26,
                                                                 2000          1999
                                                              ----------    ----------
                                        ASSETS
--------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents.................................  $   35,534    $   29,040
  Accounts receivable less allowance for doubtful
     accounts...............................................     353,255       324,629
  Inventories...............................................     238,064       227,486
  Prepaid expenses..........................................      22,186        23,785
                                                              ----------    ----------
                                                                 649,039       604,940
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     473,123       465,901
Investments in affiliates...................................      51,722        55,749
Intangibles and other assets................................     171,105       136,854
                                                              ----------    ----------
                                                              $1,344,989    $1,263,444
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------
Current liabilities
  Current portion of borrowings and demand loans............  $  110,452    $   98,500
  Accounts payable and accrued expenses.....................     225,320       204,582
  Income taxes payable......................................      31,571        26,330
                                                              ----------    ----------
                                                                 367,343       329,412
Long-term borrowings........................................     267,989       246,191
Deferred income taxes and other.............................      87,182        85,277
                                                              ----------    ----------
                                                                 722,514       660,880
Shareholders' equity........................................     622,475       602,564
                                                              ----------    ----------
                                                              $1,344,989    $1,263,444
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 26,    MAR. 28,
                                                                2000        1999
                                                              --------    --------
Revenues....................................................  $427,590    $392,190
                                                              --------    --------
Cost of sales...............................................   306,178     281,239
Operating expenses..........................................    76,416      72,020
Interest expense............................................     5,034       4,316
                                                              --------    --------
                                                               387,628     357,575
                                                              --------    --------
Income before taxes.........................................    39,962      34,615
Provision for taxes on income...............................    13,148      11,561
                                                              --------    --------
Net income..................................................  $ 26,814    $ 23,054
                                                              ========    ========
Earnings per share
  Basic.....................................................  $   0.70    $   0.61
  Diluted...................................................  $   0.70    $   0.60
Dividends per share.........................................  $  0.130    $  0.115
Average number of common and common equivalent shares
  outstanding
  Basic.....................................................    38,096      37,637
  Diluted...................................................    38,415      38,390

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 26,    MAR. 28,
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $ 26,814    $ 23,054
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation and amortization..........................    18,091      15,880
     (Increase) in accounts receivable......................   (25,090)    (36,284)
     (Increase) in inventory................................    (4,550)     (1,117)
     Decrease (increase) in prepaid expenses................     1,761      (1,844)
     Increase in accounts payable and accrued expenses......    14,918       9,160
     Increase in income taxes payable.......................     4,716       6,123
                                                              --------    --------
                                                                36,660      14,972
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from new borrowings..............................    28,000       7,000
  Reduction in long-term borrowings.........................    (2,236)     (2,219)
  Increase in current borrowings and demand loans...........    13,642       4,944
  Proceeds from stock compensation plans....................     1,258         533
  Dividends.................................................    (4,835)     (4,328)
                                                              --------    --------
                                                                35,829       5,930
                                                              --------    --------
Cash flows from investing activities:
  Expenditures for plant assets.............................   (19,793)    (21,208)
  Payments for businesses acquired..........................   (48,548)     (7,652)
  Investments in affiliates.................................       191      (8,238)
  Other.....................................................     2,155      (2,103)
                                                              --------    --------
                                                               (65,995)    (39,201)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........     6,494     (18,299)
Cash and cash equivalents at the beginning of the period....    29,040      66,689
                                                              --------    --------
Cash and cash equivalents at the end of the period..........  $ 35,534    $ 48,390
                                                              ========    ========

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 26,    MAR. 28,
                                                                2000        1999
                                                              --------    --------
Net income..................................................  $26,814     $23,054
Unrealized holding gain.....................................      235          --
Cumulative translation adjustment...........................   (3,915)     (2,507)
                                                              -------     -------
Comprehensive income........................................  $23,134     $20,547
                                                              =======     =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months ended March 26, 2000 and March 28, 1999 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

NOTE 2

     At March 26, 2000, 2,296,514 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 3

     Inventories consisted of the following:

                                                              MAR. 26,    DEC. 26,
                                                                2000        1999
                                                              --------    --------
Raw materials...............................................  $ 90,728    $ 84,490
Work-in-process.............................................    43,807      38,690
Finished goods..............................................   103,529     104,306
                                                              --------    --------
                                                              $238,064    $227,486
                                                              ========    ========

-----------------------------------------------------------------------------
NOTE 4

  BUSINESS SEGMENT INFORMATION:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 26,    MAR. 28,    PERCENT
                                                                2000        1999      CHANGE
                                                              --------    --------    -------
Sales
  Commercial................................................  $218,816    $184,496      19%
  Medical...................................................    95,506      88,557       8%
  Aerospace.................................................   113,268     119,137      -5%
                                                              --------    --------
         Total..............................................  $427,590    $392,190       9%
                                                              ========    ========
Operating Profit
  Commercial................................................  $ 24,488    $ 19,619      25%
  Medical...................................................    12,209      10,303      18%
  Aerospace.................................................    12,681      13,268      -4%
                                                              --------    --------
                                                                49,378      43,190      14%
                                                              --------    --------
Less:
  Interest expense..........................................     5,034       4,316      17%
  Corporate expenses........................................     4,382       4,259       3%
                                                              --------    --------
Income before taxes.........................................    39,962      34,615      15%
Taxes on income.............................................    13,148      11,561      14%
                                                              --------    --------
Net income..................................................  $ 26,814    $ 23,054      16%
                                                              ========    ========

              MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA
----------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     Revenues increased 9% in the first quarter of 2000 to $427.6 million from $392.2 million in 1999. Approximately one-half of the growth was the result of acquisitions while the balance was generated internally. Sales increased in the Commercial and Medical segments by 19% and 8%, respectively, while the Aerospace Segment decreased by 5%. The Commercial, Medical and Aerospace segments comprised 51%, 22% and 27% of the company's net sales, respectively.

     The gross profit margin increased slightly to 28.4% in 2000 compared with 28.3% in 1999. The increase was due to higher gross profit margins in each of the three segments offset by reduction in the mix of sales in the Medical segment, which has higher gross profit margin relative to the other two segments. Operating expenses as a percentage of sales decreased to 17.9% in 2000 compared with 18.4% in 1999 resulting primarily from the reduction in the mix of Medical Segment sales.

     Operating profit increased 14% in the first quarter from $43.2 million in 1999 to $49.4 million in 2000 resulting from gains in Commercial and Medical offset by a slight decline in Aerospace. Operating margin increased from 11.0% in 1999 to 11.5% in 2000 as a result of increases in the Commercial and Medical segments. The Commercial, Medical and Aerospace segments comprised 49%, 25% and 26% of the company's operating profit, respectively.

     Net income and diluted earnings per share for the quarter were $26.8 million and $0.70, which represent increases of 16% and 17%, respectively, compared with 1999. Interest expense increased in 2000 as a result of an increase in average debt and slightly higher interest rates. The effective income tax rate was 32.9% in 2000 compared with 33.4% in 1999. The decline resulted from a higher proportion of income in 2000 earned in countries with relatively lower tax rates.

INDUSTRY SEGMENT REVIEW:
------------------------

     Sales in the Commercial Segment gained 19% from $184.5 million in 1999 to $218.8 million in 2000 resulting from increases in all three product lines, Automotive, Marine and Industrial. New products, such as the adjustable pedal, and increased market share coupled with the continued strength of the domestic automotive market contributed to the gain. Operating profit increased 25% from $19.6 million in 1999 to $24.5 million in 2000 as a result of the sales increase. Operating margin improved from 10.6% to 11.2% primarily from an increase in the Automotive product line.

     The Medical Segment sales increased 8% from $88.6 million in 1999 to $95.5 million in 2000 from gains in both the Hospital Supply and Surgical Devices product lines. The gains were the result of growth in core product offerings and two acquisitions designed to add additional products and distribution channels. Operating profit increased 18% from $10.3 million to $12.2 million from the sales increases. Operating margin improved to 12.8% from 11.6% due to a combination of increased sales of higher margin products and cost reductions.

     The Aerospace Segment sales decreased 5% from $119.1 million in 1999 to $113.3 million in 2000 primarily from a decline in manufactured components, which offset gains in cargo systems and turbo-machinery. Operating profit decreased 4% as a result of the sales decline in manufactured components. Operating margin was relatively flat as an improved product mix in the repairs product line, along with cost reduction efforts, helped to offset the volume-based decline in manufactured components.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:
-----------------------------------------

     Cash flows from operating activities increased $21.7 million to $36.7 million during the quarter ended March 26, 2000 due to working capital improvements, as well as higher net income and depreciation. Long-term borrowings increased by $21.8 million to $268.0 million at March 26, 2000 as compared to $246.2 million at December 26, 1999. The increase was due to borrowings incurred to finance acquisitions offset by declines from currency exchange rate changes. This increase in long-term borrowings resulted in an increase in the ratio of long-term borrowings to total capitalization from 29% at December 26, 1999 to 30% at March 26, 2000.

FORWARD-LOOKING STATEMENTS:
---------------------------

     This quarterly report includes the company's current plans and expectations and is based on information available to it. It relies on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

                           PART II OTHER INFORMATION
                     ------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

     (A) Reports on form 8-K.

     No reports on form 8-K were filed during the quarter.

                             TELEFLEX INCORPORATED

                                   SIGNATURES
                               ------------------

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

May 8, 2000