Form 10-Q
period 2000-06-25
TELEFLEX INC
filed 2000-07-31
CIK 96943

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                           COMMISSION FILE NUMBER 1-5353
                           -----------------------------

                               TELEFLEX INCORPORATED
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       23-1147939
            -------------------                      ---------------------------------
          (STATE OF INCORPORATION)                  (IRS EMPLOYER IDENTIFICATION NUMBER)

    630 WEST GERMANTOWN PIKE, SUITE 450
            PLYMOUTH MEETING, PA                                   19462
--------------------------------------------                     ----------
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

                        [X]  Yes                [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                   CLASS                                OUTSTANDING AT JUNE 25, 2000
--------------------------------------------            ----------------------------
       Common Stock, $1.00 Par Value                             38,210,112

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 25,      DEC. 26,
                                                                 2000          1999
                                                              ----------    ----------
                                        ASSETS
--------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents.................................  $   21,001    $   29,040
  Accounts receivable less allowance for doubtful
     accounts...............................................     341,877       324,629
  Inventories...............................................     253,203       227,486
  Prepaid expenses..........................................      25,456        23,785
                                                              ----------    ----------
                                                                 641,537       604,940
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     483,640       465,901
Investments in affiliates...................................      48,036        55,749
Intangibles and other assets................................     194,019       136,854
                                                              ----------    ----------
                                                              $1,367,232    $1,263,444
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------
Current liabilities
  Current portion of borrowings and demand loans............  $   92,705    $   98,500
  Accounts payable and accrued expenses.....................     238,548       204,582
  Income taxes payable......................................      34,755        26,330
                                                              ----------    ----------
                                                                 366,008       329,412
Long-term borrowings........................................     261,182       246,191
Deferred income taxes and other.............................      95,544        85,277
                                                              ----------    ----------
                                                                 722,734       660,880
Shareholders' equity........................................     644,498       602,564
                                                              ----------    ----------
                                                              $1,367,232    $1,263,444
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              ---------------------------------------------------
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JUNE 25,    JUNE 27,    JUNE 25,    JUNE 27,
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Revenues........................................  $465,553    $421,126    $893,143    $813,316
                                                  --------    --------    --------    --------
Cost of sales...................................   331,840     299,725     638,018     580,964
Operating expenses..............................    84,714      77,608     161,130     149,628
Interest expense................................     5,427       4,501      10,461       8,817
                                                  --------    --------    --------    --------
                                                   421,981     381,834     809,609     739,409
                                                  --------    --------    --------    --------
Income before taxes.............................    43,572      39,292      83,534      73,907
Provision for taxes on income...................    14,248      13,438      27,396      24,999
                                                  --------    --------    --------    --------
Net income......................................  $ 29,324    $ 25,854    $ 56,138    $ 48,908
                                                  ========    ========    ========    ========
Earnings per share
  Basic.........................................  $   0.77    $   0.69    $   1.47    $   1.30
  Diluted.......................................  $   0.76    $   0.67    $   1.46    $   1.27
Dividends per share.............................  $  0.150    $  0.130    $  0.280    $  0.245
Average number of common and common equivalent
  shares outstanding
  Basic.........................................    38,180      37,743      38,138      37,690
  Diluted.......................................    38,624      38,528      38,519      38,459

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 25,     JUNE 27,
                                                                2000         1999
                                                              ---------    --------
Cash flows from operating activities:
  Net income................................................  $  56,138    $ 48,908
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation and amortization..........................     37,561      32,567
     (Increase) in accounts receivable......................    (13,304)    (39,932)
     (Increase) in inventory................................     (6,945)     (3,892)
     (Increase) in prepaid expenses.........................     (1,233)     (2,633)
     Increase in accounts payable and accrued expenses......     12,783       9,966
     Increase (decrease) in income taxes payable............      4,809        (150)
                                                              ---------    --------
                                                                 89,809      44,834
                                                              ---------    --------
Cash flows from financing activities:
  Proceeds from new borrowings..............................     28,000      32,999
  Reduction in long-term borrowings.........................     (9,820)    (21,160)
  Increase in current borrowings and demand loans...........      1,765       5,748
  Proceeds from stock compensation plans....................      3,532       2,408
  Dividends.................................................    (10,684)     (9,253)
                                                              ---------    --------
                                                                 12,793      10,742
                                                              ---------    --------
Cash flows from investing activities:
  Expenditures for plant assets.............................    (39,385)    (40,690)
  Payments for businesses acquired..........................    (67,679)    (39,445)
  Investments in affiliates.................................     (2,988)     (8,946)
  Other.....................................................       (589)       (833)
                                                              ---------    --------
                                                               (110,641)    (89,914)
                                                              ---------    --------
Net (decrease) in cash and cash equivalents.................     (8,039)    (34,338)
Cash and cash equivalents at the beginning of the period....     29,040      66,689
                                                              ---------    --------
Cash and cash equivalents at the end of the period..........  $  21,001    $ 32,351
                                                              =========    ========

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME
                       ---------------------------------

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         -------------------   -------------------
                                                         JUNE 25,   JUNE 27,   JUNE 25,   JUNE 27,
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Net income.............................................  $29,324    $ 25,854   $ 56,138   $48,908
Unrealized holding gain................................    1,005          --      1,240        --
Cumulative translation adjustment......................   (3,960)       (584)    (7,875)   (3,091)
                                                         -------    --------   --------   -------
Comprehensive income...................................  $26,369    $ 25,270   $ 49,503   $45,817
                                                         =======    ========   ========   =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 25, 2000 and June 27, 1999 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

NOTE 2

     At June 25, 2000, 6,200,464 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 3

     Inventories consisted of the following:

                                                              JUNE 25,    DEC. 26,
                                                                2000        1999
                                                              --------    --------
Raw materials...............................................  $100,041    $ 84,490
Work-in-process.............................................    44,073      38,690
Finished goods..............................................   109,089     104,306
                                                              --------    --------
                                                              $253,203    $227,486
                                                              ========    ========

--------------------------------------------------------------------------------

NOTE 4

  BUSINESS SEGMENT INFORMATION:

                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                --------------------               --------------------
                                JUNE 25,    JUNE 27,    PERCENT    JUNE 25,    JUNE 27,    PERCENT
                                  2000        1999      CHANGE       2000        1999      CHANGE
                                --------    --------    -------    --------    --------    -------
Sales
  Commercial..................  $241,398    $204,301      18%      $460,214    $388,797      18%
  Medical.....................   105,376      94,395      12%       200,882     182,952      10%
  Aerospace...................   118,779     122,430      -3%       232,047     241,567      -4%
                                --------    --------               --------    --------
         Total................  $465,553    $421,126      11%      $893,143    $813,316      10%
                                ========    ========               ========    ========
Operating profit
  Commercial..................  $ 26,273    $ 22,072      19%      $ 50,761    $ 41,691      22%
  Medical.....................    14,839      12,952      15%        27,048      23,255      16%
  Aerospace...................    12,457      13,294      -6%        25,138      26,562      -5%
                                --------    --------               --------    --------
                                  53,569      48,318      11%      $102,947      91,508      13%
                                --------    --------               --------    --------
Less:
  Interest expense............     5,427       4,501      21%        10,461       8,817      19%
  Corporate expenses..........     4,570       4,525       1%         8,952       8,784       2%
                                --------    --------               --------    --------
Income before taxes...........    43,572      39,292      11%        83,534      73,907      13%
Taxes on income...............    14,248      13,438       6%        27,396      24,999      10%
                                --------    --------               --------    --------
Net income....................  $ 29,324    $ 25,854      13%      $ 56,138    $ 48,908      15%
                                ========    ========               ========    ========

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
----------------------

     Revenues increased 11% in the second quarter of 2000 to $465.6 million from $421.1 million in 1999. The growth was almost equally split between core business expansion and acquisitions. Sales increased in the Commercial and Medical segments by 18% and 12%, respectively, offsetting a 3% decline in Aerospace. The Commercial, Medical and Aerospace segments comprised 52%, 23% and 25% of the company's net sales, respectively.

     The gross profit margin decreased slightly to 28.7% in 2000 compared with 28.8% in 1999. The decrease was due to an improvement in Commercial that was more than offset by declines in Medical and Aerospace. Operating expenses as a percentage of sales decreased to 18.2% in 2000 compared with 18.4% in 1999 resulting primarily from a decrease in Medical which offset increases in the Commercial and Aerospace segments.

     Operating profit increased 11% in the second quarter from $48.3 million in 1999 to $53.6 million in 2000 resulting from gains in the Commercial and Medical segments which compensated for a decline in the Aerospace Segment. Operating margin was constant at 11.5%. The Commercial, Medical and Aerospace segments comprised 49%, 28% and 23% of the company's operating profit, respectively.

     Interest expense increased in 2000 from borrowings incurred to finance acquisitions and an increase in interest rates. The effective income tax rate was 32.7% in 2000 compared with 34.2% in 1999. The decline resulted from a higher proportion of income in 2000 earned in countries with relatively lower tax rates. Net income and diluted earnings per share for the quarter were $29.3 million and $0.76, which represents a 13% increase for both compared with 1999.

INDUSTRY SEGMENT REVIEW:
------------------------

     Sales in the Commercial Segment increased 18% from $204.3 million in 1999 to $241.4 million in 2000, resulting from strong OEM markets, new product offerings and enhanced market share. Operating profit increased from $22.1 million in 1999 to $26.3 million in 2000 and operating margin increased slightly from 10.8% to 10.9%. Automotive, Marine and Industrial product lines all reported increases in operating profit with the most significant reason being improved volume in the domestic automotive business. The volume improvement advanced Automotive operating margin enough to compensate for a margin decline in Marine and Industrial. The Marine margin declined as investment in product development increased while Industrial was tempered by recent acquisitions.

     The Medical Segment sales increased 12% from $94.4 million in 1999 to $105.4 million in 2000 due to gains in both the Hospital Supply and Surgical Devices product lines. Approximately two-thirds of the increase can be attributed to acquisitions, primarily in Hospital Supply. Operating profit increased 15% from $13.0 million to $14.8 million, while operating margin increased to 14.1% from 13.7% resulting from gains in operational efficiency and improved product mix.

     The Aerospace Segment sales decreased 3% from $122.4 million in 1999 to $118.8 million in 2000 from a decline in the manufactured components product line which more than offset the growth in the other product lines -- cargo handling systems, coatings and repairs. Operating profit decreased 6% and margins declined from 10.9% to 10.5% due to the drop in manufactured components sales volume.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:
-----------------------------------------

     Cash flow from operations more than doubled to $89.8 million. An emphasis on working capital management, especially accounts receivable, was instrumental in enhancing internal cash generation relative to the same period in 1999. All three segments contributed to the increase. Long-term borrowings increased from $261.2 million at June 25, 2000 as compared with $246.2 million at December 26, 1999 due to additional borrowings to finance recent acquisitions. The ratio of long-term borrowings to total capitalization was 29% on June 25, 2000, remaining unchanged from the December 26, 1999 figure.

FORWARD-LOOKING STATEMENTS:
---------------------------

     This quarterly report includes the company's current plans and expectations and is based on information available to it. It relies on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

                             TELEFLEX INCORPORATED

                           PART II OTHER INFORMATION
                           -------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The company's 2000 Annual Meeting of Shareholders was held on April 28, 2000. At the meeting, shareholders approved the 2000 Stock Compensation Plan as detailed in the Form S-8 filed with the Securities and Exchange Commission on May 31, 2000. A total of 27,298,111 shares were voted in favor of the plan, 2,205,757 shares opposed and 157,873 shares abstained.

     At the Annual Meeting, the following were elected to the Board of Directors of the Company for a term expiring in 2003:

NAME                                                          VOTES FOR     WITHHELD
----                                                          ----------    --------
Sigismundus W.W. Lubsen.....................................  33,814,272    507,855
Palmer E. Retzlaff..........................................  33,742,760    579,367

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

July 27, 2000