Form 10-Q
period 2000-09-24
TELEFLEX INC
filed 2000-11-08
CIK 96943

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000

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

                        [X]  Yes                [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                   CLASS                             OUTSTANDING AT SEPTEMBER 24, 2000
--------------------------------------------         ---------------------------------
       Common Stock, $1.00 Par Value                             38,254,810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPT. 24,      DEC. 26,
                                                                 2000          1999
                                                              ----------    ----------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................  $   41,659    $   29,040
  Accounts receivable less allowance for doubtful
     accounts...............................................     328,811       324,629
  Inventories...............................................     256,550       227,486
  Prepaid expenses..........................................      26,078        23,785
                                                              ----------    ----------
                                                                 653,098       604,940
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     481,387       465,901
Investments in affiliates...................................      44,606        55,749
Intangibles and other assets................................     186,490       136,854
                                                              ----------    ----------
                                                              $1,365,581    $1,263,444
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of borrowings and demand loans............  $  110,252    $   98,500
  Accounts payable and accrued expenses.....................     223,900       204,582
  Income taxes payable......................................      38,515        26,330
                                                              ----------    ----------
                                                                 372,667       329,412
Long-term borrowings........................................     235,725       246,191
Deferred income taxes and other.............................      98,617        85,277
                                                              ----------    ----------
                                                                 707,009       660,880
Shareholders' equity........................................     658,572       602,564
                                                              ----------    ----------
                                                              $1,365,581    $1,263,444
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                               ----------------------    ------------------------
                                               SEPT. 24,    SEPT. 26,    SEPT. 24,     SEPT. 26,
                                                 2000         1999          2000          1999
                                               ---------    ---------    ----------    ----------
Revenues.....................................  $420,405     $377,391     $1,313,548    $1,190,707
                                               --------     --------     ----------    ----------
Cost of sales................................   306,069      272,754        944,087       853,718
Operating expenses...........................    76,946       71,265        238,076       220,893
Interest expense.............................     5,209        4,561         15,670        13,378
                                               --------     --------     ----------    ----------
                                                388,224      348,580      1,197,833     1,087,989
                                               --------     --------     ----------    ----------
Income before taxes..........................    32,181       28,811        115,715       102,718
Provision for taxes on income................    10,459        9,825         37,855        34,824
                                               --------     --------     ----------    ----------
Net income...................................  $ 21,722     $ 18,986     $   77,860    $   67,894
                                               ========     ========     ==========    ==========
Earnings per share
  Basic......................................  $   0.57     $   0.50     $     2.04    $     1.80
  Diluted....................................  $   0.56     $   0.49     $     2.02    $     1.76
Dividends per share..........................  $  0.150     $  0.130     $    0.430    $    0.375
Average number of common and common
  equivalent shares outstanding
  Basic......................................    38,240       37,951         38,172        37,777
  Diluted....................................    38,714       38,622         38,584        38,513

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                              ----------------------
                                                              SEPT. 24,    SEPT. 26,
                                                                2000         1999
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  77,860    $  67,894
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation and amortization..........................     57,181       49,832
     (Increase) in accounts receivable......................     (6,507)     (30,118)
     (Increase) in inventory................................    (13,149)      (4,604)
     (Increase) in prepaid expenses.........................     (2,600)      (2,063)
     Increase in accounts payable and accrued expenses......     14,839        5,336
     Increase (decrease) in income taxes payable............      7,907       (3,879)
                                                              ---------    ---------
                                                                135,531       82,398
                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds from new borrowings..............................     33,771       46,369
  Reduction in long-term borrowings.........................    (30,669)     (25,733)
  Increase in current borrowings and demand loans...........     14,186        8,639
  Proceeds from stock compensation plans....................      3,576        2,940
  Dividends.................................................    (16,422)     (14,186)
                                                              ---------    ---------
                                                                  4,442       18,029
                                                              ---------    ---------
Cash flows from investing activities:
  Expenditures for plant assets.............................    (60,374)     (63,120)
  Payments for businesses acquired..........................    (75,811)     (43,895)
  Proceeds from sale of investment..........................      9,564
  Investments in affiliates.................................     (3,080)     (12,053)
  Other.....................................................      2,347       (1,848)
                                                              ---------    ---------
                                                               (127,354)    (120,916)
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........     12,619      (20,489)
Cash and cash equivalents at the beginning of the period....     29,040       66,689
                                                              ---------    ---------
Cash and cash equivalents at the end of the period..........  $  41,659    $  46,200
                                                              =========    =========

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     ----------------------    ----------------------
                                                     SEPT. 24,    SEPT. 26,    SEPT. 24,    SEPT. 26,
                                                       2000         1999         2000         1999
                                                     ---------    ---------    ---------    ---------
Net income.........................................   $21,722      $18,986     $ 77,860      $67,894
Unrealized holding gain (loss).....................     4,377       (2,173)       5,617       (2,173)
Reclassification for gain included in net income...    (1,031)          --       (1,031)          --
Cumulative translation adjustment..................    (6,375)       1,696      (14,250)      (1,395)
                                                      -------      -------     --------      -------
Comprehensive income...............................   $18,693      $18,509     $ 68,196      $64,326
                                                      =======      =======     ========      =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 24, 2000 and September 26, 1999 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

NOTE 2

     At September 24, 2000, 6,173,724 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 3

     Inventories consisted of the following:

                                                              SEPT. 24,    DEC. 26,
                                                                2000         1999
                                                              ---------    --------
Raw materials...............................................  $103,348     $ 84,490
Work-in-process.............................................    40,644       38,690
Finished goods..............................................   112,558      104,306
                                                              --------     --------
                                                              $256,550     $227,486
                                                              ========     ========

NOTE 4

  BUSINESS SEGMENT INFORMATION:

                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                             ----------------------               ------------------------
                             SEPT. 24,    SEPT. 26,    PERCENT    SEPT. 24,     SEPT. 26,     PERCENT
                               2000         1999       CHANGE        2000          1999       CHANGE
                             ---------    ---------    -------    ----------    ----------    -------
Sales
  Commercial...............  $194,178     $169,055        15%     $  654,392    $  557,852      17%
  Medical..................   104,418       91,414        14%        305,300       274,366      11%
  Aerospace................   121,809      116,922         4%        353,856       358,489      -1%
                             --------     --------                ----------    ----------
         Total.............  $420,405     $377,391        11%     $1,313,548    $1,190,707      10%
                             ========     ========                ==========    ==========
Operating profit
  Commercial...............  $ 14,363     $ 12,082        19%     $   65,124    $   53,773      21%
  Medical..................    14,148       12,086        17%         41,196        35,341      17%
  Aerospace................    12,851       13,718        -6%         37,989        40,280      -6%
                             --------     --------                ----------    ----------
                               41,362       37,886         9%        144,309       129,394      12%
                             --------     --------                ----------    ----------
Less:
  Interest expense.........     5,209        4,561        14%         15,670        13,378      17%
  Corporate expenses.......     3,972        4,514       -12%         12,924        13,298      -3%
                             --------     --------                ----------    ----------
Income before taxes........    32,181       28,811        12%        115,715       102,718      13%
  Taxes on income..........    10,459        9,825         6%         37,855        34,824       9%
                             --------     --------                ----------    ----------
  Net income...............  $ 21,722     $ 18,986        14%     $   77,860    $   67,894      15%
                             ========     ========                ==========    ==========

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA

RESULTS OF OPERATIONS:

     Revenues increased 11% in the third quarter of 2000 to $420.4 million from $377.4 million in 1999 despite weaker European currencies. All three segments reported increases. Acquisitions comprised approximately half of the overall growth while the remainder resulted from growth in the company's core product lines, particularly within the Commercial and Medical segments. The Commercial, Medical and Aerospace segments comprised 46%, 25% and 29% of the company's net sales, respectively.

     The gross profit margin decreased from 27.7% in 1999 to 27.2% in 2000. The decrease was due to a higher gross profit margin in Commercial being offset by a decline in Aerospace, while Medical remained flat. Operating expenses as a percentage of sales decreased to 18.3% in 2000 compared with 18.9% in 1999 resulting from a decline in Medical which offset increases in Commercial and Aerospace.

     Operating profit increased 9% in the third quarter from $37.9 million in 1999 to $41.4 million in 2000 resulting from double digit gains in the Commercial and Medical segments more than offsetting a decline in the Aerospace Segment. Recent acquisitions, especially in Aerospace had a dilutive impact on margins this quarter, as operating margins declined slightly to 9.8% in 2000 from 10.0% in 1999. The Commercial, Medical and Aerospace segments comprised 35%, 34% and 31% of the company's operating profit, respectively.

     Interest expense increased in 2000 as of result of higher interest rates. The effective income tax rate was 32.5% in 2000 compared with 34.1% in 1999. The decline resulted from a higher proportion of income in 2000 earned in countries with relatively lower tax rates. Net income and diluted earnings per share increased 14% over the prior year comparable period to $21.7 million and $.56, respectively.

INDUSTRY SEGMENT REVIEW:

     Sales in the Commercial Segment increased from $169.1 million in 1999 to $194.2 million in 2000, or 15%. All three product lines contributed to the gain as Marine increased sales of electronic products, Automotive generated more volume from the adjustable pedal system and the Industrial product line benefited from two recent acquisitions. Operating profit increased from $12.1 million in 1999 to $14.4 million in 2000 on the increased Automotive volume and from the Industrial acquisitions. Operating margin increased from 7.1% to 7.4% from the volume gains and productivity improvements, primarily in Automotive. Margin improvement was tempered by continued expenditures in new products, including adjustable pedal systems for the automotive and truck and bus markets and new marine electronic products.

     The Medical Segment sales increased 14% from $91.4 million in 1999 to $104.4 million in 2000 due to gains in both the Hospital Supply and Surgical Devices product lines. Growth was balanced between core products and newly acquired companies and more than compensated for the impact of weaker European currencies. Both product lines reported gains in operating profit and margin. Overall operating profit gained 17% from $12.1 million to $14.1 million with operating margin increasing to 13.5% from 13.2%, both resulting from a higher volume of specialty products and improved operational efficiencies.

     The Aerospace Segment sales increased 4% from $116.9 million in 1999 to $121.8 million in 2000. Gains in coatings from a robust industrial gas turbine market, in cargo handling systems from acquisitions and, from increased repair sales offset a decline in manufactured components. Operating profit decreased to $12.9 million in 2000 from $13.7 million in 1999 as a result of improvements in the cargo handling systems, coatings and repairs products lines being more than offset by a decline in manufactured components. Operating margin declined from 11.7% to 10.6% from the reduced volume in manufactured components and the cost to integrate recent acquisitions.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:

     Cash flow from operations improved 64% to $135.5 million for the first nine months of 2000 compared to the same period last year due to higher net income, depreciation and working capital improvements, mainly accounts receivable. Long-term borrowings decreased by $10.5 million from year end to $235.7 million at September 24, 2000 primarily due to weaker European currencies. The reduction in long-term borrowings caused the ratio of long-term borrowings to total capitalization to decline from 29% at December 26, 1999 to 26% at September 24, 2000.

FORWARD-LOOKING STATEMENTS:

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

October 23, 2000