Form 10-Q
period 2001-04-01
TELEFLEX INC
filed 2001-05-16
CIK 96943

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-5353

                             TELEFLEX INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      23-1147939
             -------------------                     ---------------------------------
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)

     630 WEST GERMANTOWN PIKE, SUITE 450
             PLYMOUTH MEETING, PA                                  19462
  ------------------------------------------                     ----------
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

                        [X]  Yes                [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                    CLASS                               OUTSTANDING AT APRIL 1, 2001
----------------------------------------------          ----------------------------
        Common Stock, $1.00 Par Value                            38,537,337

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               APR. 1,       DEC. 31,
                                                                 2001          2000
                                                              ----------    ----------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................  $   42,384    $   45,139
  Accounts receivable less allowance for doubtful
     accounts...............................................     387,825       334,346
  Inventories...............................................     302,872       259,845
  Prepaid expenses..........................................      25,230        22,708
                                                              ----------    ----------
                                                                 758,311       662,038
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     510,031       489,503
Investments in affiliates...................................      39,886        39,515
Intangibles and other assets................................     290,983       210,232
                                                              ----------    ----------
                                                              $1,599,211    $1,401,288
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of borrowings and demand loans............  $  175,946    $  118,037
  Accounts payable and accrued expenses.....................     255,461       235,704
  Income taxes payable......................................      35,091        30,131
                                                              ----------    ----------
                                                                 466,498       383,872
Long-term borrowings........................................     308,853       220,557
Deferred income taxes and other.............................     114,498       106,437
                                                              ----------    ----------
                                                                 889,849       710,866
Shareholders' equity........................................     709,362       690,422
                                                              ----------    ----------
                                                              $1,599,211    $1,401,288
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APR. 1,     MAR. 26,
                                                                2001        2000
                                                              --------    --------
Revenues....................................................  $470,734    $427,590
                                                              --------    --------
Cost of sales...............................................   335,501     306,178
Operating expenses..........................................    84,497      76,416
Interest expense............................................     6,711       5,034
                                                              --------    --------
                                                               426,709     387,628
                                                              --------    --------
Income before taxes.........................................    44,025      39,962
Provision for taxes on income...............................    14,044      13,148
                                                              --------    --------
Net income..................................................  $ 29,981    $ 26,814
                                                              ========    ========
Earnings per share
  Basic.....................................................  $   0.78    $   0.70
  Diluted...................................................  $   0.77    $   0.70
Dividends per share.........................................  $  0.150    $  0.130
Average number of common and common equivalent shares
  outstanding
  Basic.....................................................    38,497      38,096
  Diluted...................................................    39,036      38,415

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                               APR. 1,     MAR. 26,
                                                                2001         2000
                                                              ---------    --------
Cash flows from operating activities:
  Net income................................................  $  29,981    $26,814
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation and amortization..........................     21,090     18,091
     (Increase) in accounts receivable......................    (31,273)   (25,090)
     (Increase) in inventory................................    (13,304)    (4,550)
     (Increase) decrease in prepaid expenses................     (2,154)     1,761
     Increase in accounts payable and accrued expenses......      3,249     14,918
     Increase in income taxes payable.......................      3,590      4,716
                                                              ---------    -------
                                                                 11,179     36,660
                                                              ---------    -------
Cash flows from financing activities:
  Proceeds from new borrowings..............................     97,241     28,000
  Reduction in long-term borrowings.........................     (2,264)    (2,236)
  Increase in current borrowings and demand loans...........     59,462     13,642
  Proceeds from stock compensation plans....................      4,147      1,258
  Dividends.................................................     (5,775)    (4,835)
                                                              ---------    -------
                                                                152,811     35,829
                                                              ---------    -------
Cash flows from investing activities:
  Expenditures for plant assets.............................    (22,433)   (19,793)
  Payments for businesses acquired..........................   (142,590)   (48,548)
  Investments in affiliates.................................        796        191
  Other.....................................................     (2,518)     2,155
                                                              ---------    -------
                                                               (166,745)   (65,995)
                                                              ---------    -------
Net (decrease) increase in cash and cash equivalents........     (2,755)     6,494
Cash and cash equivalents at the beginning of the period....     45,139     29,040
                                                              ---------    -------
Cash and cash equivalents at the end of the period..........  $  42,384    $35,534
                                                              =========    =======

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              APR. 1,    MAR. 26,
                                                               2001        2000
                                                              -------    --------
Net income..................................................  $29,981    $26,814
Unrealized holding gain.....................................       --        235
Financial instruments marked to market......................   (3,916)        --
Cumulative translation adjustment...........................   (7,793)    (3,915)
                                                              -------    -------
Comprehensive income........................................  $18,272    $23,134
                                                              =======    =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months ended April 1, 2001 and March 26, 2000 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

NOTE 2

     As of January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement requires companies to record financial instruments on the balance sheet as assets or liabilities, measured at fair value. The Company periodically uses derivative instruments such as interest rate swaps and forward currency contracts to hedge the exposure of fluctuating interest rates and foreign currencies. The Company is exposed to foreign currency exchange movements from transactions in various currencies, primarily the Euro, British pound and Canadian dollar. The Company utilizes foreign currency forward contracts in order to manage volatility associated with foreign currency purchases and sales. Contracts typically have maturities of less than one year. Changes in fair value of the Company's financial instruments are recorded in the income statement or as part of comprehensive income. Qualifying forward exchange contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income/loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income/loss to the statement of income. At April 1, 2001, the Company recognized a $3.9 million charge in shareholders' equity related to SFAS 133, approximately $200,000 of which represented the cumulative effect of adopting at January 1, 2001.

NOTE 3

     At April 1, 2001, 5,890,788 shares of common stock were reserved for issuance under the Company's stock compensation plans.

NOTE 4

     Inventories consisted of the following:

                                                              APR. 1,     DEC. 31,
                                                                2001        2000
                                                              --------    --------
Raw materials...............................................  $132,914    $108,808
Work-in-process.............................................    45,433      36,065
Finished goods..............................................   124,525     114,972
                                                              --------    --------
                                                              $302,872    $259,845
                                                              ========    ========

NOTE 5

  BUSINESS SEGMENT INFORMATION:

                                                         THREE MONTHS ENDED
                                                        --------------------
                                                        APR. 1,     MAR. 26,    PERCENT
                                                          2001        2000      CHANGE
                                                        --------    --------    -------
Sales
  Commercial..........................................  $222,818    $218,816       2%
  Medical.............................................   106,404      95,506      11%
  Aerospace...........................................   141,512     113,268      25%
                                                        --------    --------
  Total...............................................  $470,734    $427,590      10%
                                                        ========    ========
Operating Profit
  Commercial..........................................  $ 24,358    $ 24,488      (1%)
  Medical.............................................    14,933      12,209      22%
  Aerospace...........................................    16,089      12,681      27%
                                                        --------    --------
                                                          55,380      49,378      12%
                                                        --------    --------
Less:
  Interest expense....................................     6,711       5,034      33%
  Corporate expenses..................................     4,644       4,382       6%
                                                        --------    --------
Income before taxes...................................    44,025      39,962      10%
  Taxes on income.....................................    14,044      13,148       7%
                                                        --------    --------
  Net income..........................................  $ 29,981    $ 26,814      12%
                                                        ========    ========

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA

RESULTS OF OPERATIONS:

     Revenues increased 10% in the first quarter of 2001 to $470.7 million from $427.6 million in 2000. The increase resulted from gains in all three segments, Commercial, Medical and Aerospace. A majority of the sales gain can be attributed to acquisitions, which were spread out among all three segments. The Commercial, Medical and Aerospace segments comprised 47%, 23% and 30% of the company's net sales, respectively.

     The gross profit margin increased to 28.7% in 2001 compared with 28.4% in 2000. The increase was due to higher gross profit margin in the Commercial and Medical segments offsetting a decline in the Aerospace segment. Operating expenses as a percentage of sales increased slightly to 18.0% in 2001 compared with 17.9% in 2000 resulting from an increase in Commercial offsetting reductions in Medical and Aerospace.

     Operating profit increased 12% in the first quarter from $49.4 million in 2000 to $55.4 million in 2001 resulting from gains in Medical and Aerospace offset by a slight decline in Commercial. Operating margin increased from 11.5% in 2000 to 11.8% in 2001 as a result of increases in the Medical and Aerospace segments. The Commercial, Medical and Aerospace segments comprised 44%, 27% and 29% of the company's operating profit, respectively.

     Net income and diluted earnings per share for the quarter were $30.0 million and $0.77, which represent increases of 12% and 10%, respectively. Interest expense increased in 2001 as a result of an increase in average debt, principally from the first quarter acquisition of Morse Controls. The effective income tax rate was 31.9% in 2001 compared with 32.9% in 2000. The decline resulted from a higher proportion of income in 2001 earned in countries with relatively lower tax rates.

INDUSTRY SEGMENT REVIEW:

     Sales in the Commercial Segment gained 2% from $218.8 million in 2000 to $222.8 million in 2001 due to increases in the Marine and Industrial product lines while Automotive sales declined. Marine revenues increased as a result of the Morse Controls acquisition while Industrial sales improved in part on additional market penetration in the light duty cable market. Weaker domestic vehicle production adversely affected Automotive sales. Operating profit declined 1% from $24.5 million in 2000 to $24.4 million as a result of reduced volumes in the domestic automotive market and marine product development spending.

     The Medical Segment sales increased 11% to $106.4 million in 2001 from gains in both the Hospital Supply and Surgical Devices product lines. Acquisitions in the Hospital Supply product line and core growth within the closure business of the Surgical Devices product line helped raise operating profit 22% from $12.2 million to $14.9 million. Operating margin improved to 14.0% from 12.8% resulting from increased sales of higher margin products.

     The Aerospace Segment sales increased 25% from $113.3 million in 2000 to $141.5 million in 2001 as an increase in cargo systems, industrial gas turbine services and repair services more than compensated for a decline in manufactured components. Operating profit increased 27% to $16.1 million and operating margin improved from 11.2% in 2000 to 11.4% in 2001 as increases in cargo systems, industrial gas turbine services and repair services offset a decline in manufactured components.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:

     Cash flows from operating activities decreased $25.5 million to $11.2 million during the quarter ended April 1, 2001, due to increased working capital levels partially related to the Morse Controls business. Long-term borrowings increased by $88.3 million to $308.9 million at April 1, 2001 as compared to $220.6 million at December 31, 2000. The increase was due to borrowings incurred to finance acquisitions, primarily Morse Controls. This increase in long-term borrowings resulted in an increase in the ratio of long-term borrowings to total capitalization from 24% at December 31, 2000 to 30% at April 1, 2001.

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

                                          TELEFLEX INCORPORATED

                                                /s/ HAROLD L. ZUBER JR.
                                          --------------------------------------
                                                   Harold L. Zuber, Jr.
                                            Executive Vice President and Chief
                                                    Financial Officer

                                                /s/ STEPHEN J. GAMBONE
                                          --------------------------------------
                                                    Stephen J. Gambone
                                                   Controller and Chief
                                                    Accounting Officer

May 16, 2001