Form 10-Q
period 2001-07-01
TELEFLEX INC
filed 2001-08-02
CIK 96943

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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

                        [X]  Yes                [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                    CLASS                               OUTSTANDING AT JULY 1, 2001
----------------------------------------------          ---------------------------
        Common Stock, $1.00 Par Value                            38,809,143

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               JULY 1,       DEC. 31,
                                                                 2001          2000
                                                              ----------    ----------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................  $   47,269    $   45,139
  Accounts receivable less allowance for doubtful
     accounts...............................................     378,339       334,346
  Inventories...............................................     304,095       259,845
  Prepaid expenses..........................................      31,069        22,708
                                                              ----------    ----------
                                                                 760,772       662,038
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     516,158       489,503
Investments in affiliates...................................      40,464        39,515
Intangibles and other assets................................     285,958       210,232
                                                              ----------    ----------
                                                              $1,603,352    $1,401,288
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of borrowings and demand loans............  $  190,932    $  118,037
  Accounts payable and accrued expenses.....................     236,536       235,704
  Income taxes payable......................................      34,209        30,131
                                                              ----------    ----------
                                                                 461,677       383,872
Long-term borrowings........................................     284,966       220,557
Deferred income taxes and other.............................     117,485       106,437
                                                              ----------    ----------
                                                                 864,128       710,866
Shareholders' equity........................................     739,224       690,422
                                                              ----------    ----------
                                                              $1,603,352    $1,401,288
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JULY 1,     JUNE 25,    JULY 1,     JUNE 25,
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
Revenues........................................  $503,004    $465,553    $973,738    $893,143
                                                  --------    --------    --------    --------
Cost of sales...................................   359,469     331,840     694,970     638,018
Operating expenses..............................    90,680      84,714     175,177     161,130
Interest expense................................     7,378       5,427      14,089      10,461
                                                  --------    --------    --------    --------
                                                   457,527     421,981     884,236     809,609
                                                  --------    --------    --------    --------
Income before taxes.............................    45,477      43,572      89,502      83,534
Provision for taxes on income...................    14,416      14,248      28,460      27,396
                                                  --------    --------    --------    --------
Net income......................................  $ 31,061    $ 29,324    $ 61,042    $ 56,138
                                                  ========    ========    ========    ========
Earnings per share
  Basic.........................................  $   0.80    $   0.77    $   1.58    $   1.47
  Diluted.......................................  $   0.79    $   0.76    $   1.56    $   1.46
Dividends per share.............................  $  0.170    $  0.150    $  0.320    $  0.280
Average number of common and common equivalent
  shares outstanding
  Basic.........................................    38,755      38,180      38,626      38,138
  Diluted.......................................    39,359      38,624      39,198      38,519

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                               JULY 1,     JUNE 25,
                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  61,042    $  56,138
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation and amortization..........................     44,189       37,561
     (Increase) in accounts receivable......................    (21,338)     (13,304)
     (Increase) in inventory................................    (15,599)      (6,945)
     (Increase) in prepaid expenses.........................     (5,313)      (1,233)
     (Decrease) increase in accounts payable and accrued
      expenses..............................................    (10,561)      12,783
     Increase in income taxes payable.......................      2,266        4,809
                                                              ---------    ---------
                                                                 54,686       89,809
                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds from new borrowings..............................    108,476       28,000
  Reduction in long-term borrowings.........................    (19,026)      (9,820)
  Increase in current borrowings and demand loans...........     63,630        1,765
  Proceeds from stock compensation plans....................      6,950        3,532
  Dividends.................................................    (12,368)     (10,684)
                                                              ---------    ---------
                                                                147,662       12,793
                                                              ---------    ---------
Cash flows from investing activities:
  Expenditures for plant assets.............................    (49,573)     (39,385)
  Payments for businesses acquired..........................   (149,059)     (67,679)
  Investments in affiliates.................................        806       (2,988)
  Other.....................................................     (2,392)        (589)
                                                              ---------    ---------
                                                               (200,218)    (110,641)
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........      2,130       (8,039)
Cash and cash equivalents at the beginning of the period....     45,139       29,040
                                                              ---------    ---------
Cash and cash equivalents at the end of the period..........  $  47,269    $  21,001
                                                              =========    =========

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      -------------------    -------------------
                                                      JULY 1,    JUNE 25,    JULY 1,    JUNE 25,
                                                       2001        2000       2001        2000
                                                      -------    --------    -------    --------
Net income..........................................  $31,061    $29,324     $61,042    $56,138
Unrealized holding gain.............................       --      1,005          --      1,240
Financial instruments marked to market..............    1,593         --      (2,323)        --
Cumulative translation adjustment...................   (2,570)    (3,960)    (10,363)    (7,875)
                                                      -------    -------     -------    -------
Comprehensive income................................  $30,084    $26,369     $48,356    $49,503
                                                      =======    =======     =======    =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months and six months ended July 1, 2001 and June 25, 2000 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

NOTE 2

     As of January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement requires companies to record financial instruments on the balance sheet as assets or liabilities, measured at fair value. The Company periodically uses derivative instruments such as interest rate swaps and forward currency contracts to hedge the exposure of fluctuating interest rates and foreign currencies. The Company is exposed to foreign currency exchange movements from transactions in various currencies, primarily the Euro, British pound and Canadian dollar. The Company utilizes foreign currency forward contracts in order to manage volatility associated with foreign currency purchases and sales. Contracts typically have maturities of less than one year. Changes in fair value of the Company's financial instruments are recorded in the income statement or as part of comprehensive income. Qualifying forward exchange contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income/loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income/loss to the statement of income. At July 1, 2001, the Company recognized a net $2.3 million charge in shareholders' equity related to SFAS 133, approximately $200,000 of which represented the cumulative effect of adopting at January 1, 2001.

NOTE 3

     At July 1, 2001, 5,758,533 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 4

     Inventories consisted of the following:

                                                              JULY 1,     DEC. 31,
                                                                2001        2000
                                                              --------    --------
Raw materials...............................................  $134,456    $108,808
Work-in-process.............................................    44,000      36,065
Finished goods..............................................   125,639     114,972
                                                              --------    --------
                                                              $304,095    $259,845
                                                              ========    ========

NOTE 5

  BUSINESS SEGMENT INFORMATION:

                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                       --------------------               --------------------
                       JULY 1,     JUNE 25,    PERCENT    JULY 1,     JUNE 25,    PERCENT
                         2001        2000      CHANGE       2001        2000      CHANGE
                       --------    --------    -------    --------    --------    -------
Sales
  Commercial.........  $246,598    $241,398       2%      $469,416    $460,214       2%
  Medical............   107,366     105,376       2%       213,770     200,882       6%
  Aerospace..........   149,040     118,779      25%       290,552     232,047      25%
                       --------    --------               --------    --------
  Total..............  $503,004    $465,553       8%      $973,738    $893,143       9%
                       ========    ========               ========    ========
Operating profit
  Commercial.........  $ 25,898    $ 26,273      (1%)     $ 50,256    $ 50,761      (1%)
  Medical............    15,516      14,839       5%        30,449      27,048      13%
  Aerospace..........    16,090      12,457      29%        32,179      25,138      28%
                       --------    --------               --------    --------
                         57,504      53,569       7%       112,884     102,947      10%
Less:
  Interest expense...     7,378       5,427      36%        14,089      10,461      35%
  Corporate
     expenses........     4,649       4,570       2%         9,293       8,952       4%
                       --------    --------               --------    --------
Income before
  taxes..............    45,477      43,572       4%        89,502      83,534       7%
  Taxes on income....    14,416      14,248       1%        28,460      27,396       4%
                       --------    --------               --------    --------
  Net income.........  $ 31,061    $ 29,324       6%      $ 61,042    $ 56,138       9%
                       ========    ========               ========    ========

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA

RESULTS OF OPERATIONS:

     Revenues increased 8% in the second quarter of 2001 to $503.0 million from $465.6 million in 2000. Despite weaker currencies, each segment posted gains, with overall sales growth principally a result of acquisitions. The Commercial, Medical and Aerospace segments comprised 49%, 21% and 30% of the company's net sales, respectively.

     The gross profit margin decreased slightly to 28.5% in 2001 compared with 28.7% in 2000. The decrease was due to an improvement in Aerospace that was more than offset by declines in Medical and Commercial. Operating expenses as a percentage of sales decreased to 18.0% in 2001 compared with 18.2% in 2000 resulting primarily from a decrease in Aerospace and Medical, which offset an increase in the Commercial Segment.

     Operating profit increased 7% in the second quarter from $53.6 million in 2000 to $57.5 million in 2001 resulting from gains in the Aerospace and Medical segments, which compensated for a decline in the Commercial Segment. Operating margin dropped slightly to 11.4% in 2001 versus 11.5% in 2000. The Commercial, Medical and Aerospace segments comprised 45%, 27% and 28% of the company's operating profit, respectively.

     Interest expense increased in 2001 from borrowings incurred to finance acquisitions. The effective income tax rate was 31.7% in 2001 compared with 32.7% in 2000. The decline resulted from a higher proportion of income in 2001 earned in countries with relatively lower tax rates. Net income and diluted earnings per share for the quarter were $31.1 million and $0.79, which represent increases of 6% and 4%, respectively.

INDUSTRY SEGMENT REVIEW:

     Sales in the Commercial Segment increased 2% from $241.4 million in 2000 to $246.6 million in 2001 resulting from acquisitions, which offset a decline in core sales. Marine sales increased as a result of the February 2001 Morse Controls acquisition, which offset a decline in core sales from the softer marine market. Industrial sales increased from the acquisition of an alternative fuel component supplier and additional sales of light-duty cables which offset lower market demand. The continuing decline in North American vehicle production resulted in lower Automotive product line sales. Operating profit declined from $26.3 million in 2000 to $25.9 million in 2001 and operating margin was lower. A decline in Automotive operating profit from the lower volume offset increases in both Marine and Industrial. Operating margin was lower primarily from the decline in Automotive sales and from expenses relating to new products in Marine.

     Medical Segment sales increased 2% from $105.4 million in 2000 to $107.4 million in 2001 due primarily to core growth in both the Hospital Supply and Surgical Devices product lines. Core business gained on the introduction of new products in both groups. Weaker European currencies continued to lower top line results, particularly in the Hospital Supply product line. Operating profit increased 5% from $14.8 million in 2000 to $15.5 million in 2001, while operating margin increased to 14.5% in 2001 from 14.1% in 2000 resulting from improved product mix.

     Aerospace Segment sales increased 25% from $118.8 million in 2000 to $149.0 million in 2001. Double-digit growth in cargo systems, industrial gas turbine and repair services more than compensated for a single digit decline in manufactured components. Growth was split equally between core products and acquisitions. Operating profit increased 29% as quarter-over-quarter improvements at cargo handling, industrial gas turbine and repair services offset a decline in manufactured components. Operating margin improved from 10.5% in 2000 to 10.8% in 2001 primarily from increased sales of higher margin repair services.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:

     Increased activity in the more working capital intensive Aerospace Segment, relative to the Commercial Segment, resulted in a decrease of $35.1 million in cash flow from operations to $54.7 million year to date. Long-term borrowings increased to $285.0 million at July 1, 2001 as compared with $220.6 million at December 31, 2000 largely due to borrowings incurred to finance the Morse Controls acquisition. As a result, the ratio of long-term borrowings to total capitalization increased to 28% on July 1, 2001 from 24% on December 31, 2000.

FORWARD-LOOKING STATEMENTS:

     This quarterly report includes the company's current plans and expectations and is based on information available to the company. It relies on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

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

August 2, 2001

                      [This Page Intentionally Left Blank]