Form 10-Q
period 2001-09-30
TELEFLEX INC
filed 2001-11-13
CIK 96943

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ------------

                         COMMISSION FILE NUMBER 1-5353

                             TELEFLEX INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      23-1147939
             -------------------                     ---------------------------------
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)



     630 WEST GERMANTOWN PIKE, SUITE 450
             PLYMOUTH MEETING, PA                                  19462
  ------------------------------------------                     ----------
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

                        [X]  Yes                [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                    CLASS                            OUTSTANDING AT SEPTEMBER 30, 2001
----------------------------------------------       ---------------------------------
        Common Stock, $1.00 Par Value                            38,865,748

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPT. 30,      DEC. 31,
                                                                 2001          2000
                                                              ----------    ----------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................  $   44,581    $   45,139
  Accounts receivable less allowance for doubtful
     accounts...............................................     386,355       334,346
  Inventories...............................................     315,546       259,845
  Prepaid expenses..........................................      31,322        22,708
                                                              ----------    ----------
                                                                 777,804       662,038
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     554,155       489,503
Investments in affiliates...................................      41,040        39,515
Intangibles and other assets................................     283,973       210,232
                                                              ----------    ----------
                                                              $1,656,972    $1,401,288
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of borrowings and demand loans............  $  218,596    $  118,037
  Accounts payable and accrued expenses.....................     258,282       235,704
  Income taxes payable......................................      37,969        30,131
                                                              ----------    ----------
                                                                 514,847       383,872
Long-term borrowings........................................     261,622       220,557
Deferred income taxes and other.............................     121,827       106,437
                                                              ----------    ----------
                                                                 898,296       710,866
Shareholders' equity........................................     758,676       690,422
                                                              ----------    ----------
                                                              $1,656,972    $1,401,288
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                               ----------------------    ------------------------
                                               SEPT. 30,    SEPT. 24,    SEPT. 30,     SEPT. 24,
                                                 2001         2000          2001          2000
                                               ---------    ---------    ----------    ----------
Revenues.....................................  $466,014     $420,405     $1,439,752    $1,313,548
                                               --------     --------     ----------    ----------
Cost of sales................................   337,422      306,069      1,032,392       944,087
Operating expenses...........................    89,064       76,946        264,241       238,076
Interest expense.............................     7,263        5,209         21,352        15,670
                                               --------     --------     ----------    ----------
                                                433,749      388,224      1,317,985     1,197,833
                                               --------     --------     ----------    ----------
Income before taxes..........................    32,265       32,181        121,767       115,715
Provision for taxes on income................    10,163       10,459         38,623        37,855
                                               --------     --------     ----------    ----------
Net income...................................  $ 22,102     $ 21,722     $   83,144    $   77,860
                                               ========     ========     ==========    ==========
Earnings per share
  Basic......................................  $   0.57     $   0.57     $     2.15    $     2.04
  Diluted....................................  $   0.56     $   0.56     $     2.12    $     2.02
Dividends per share..........................  $  0.170     $  0.150     $    0.490    $    0.430
Average number of common and common
  equivalent shares outstanding
  Basic......................................    38,847       38,240         38,700        38,172
  Diluted....................................    39,379       38,714         39,258        38,584

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                              ----------------------
                                                              SEPT. 30,    SEPT. 24,
                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  83,144    $  77,860
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation and amortization..........................     68,095       57,181
     (Increase) in accounts receivable......................    (15,872)      (6,507)
     (Increase) in inventory................................    (17,025)     (13,149)
     (Increase) in prepaid expenses.........................     (7,921)      (2,600)
     (Decrease) increase in accounts payable and accrued
      expenses..............................................     (7,121)      14,839
     Increase in income taxes payable.......................      6,214        7,907
                                                              ---------    ---------
                                                                109,514      135,531
                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds from new borrowings..............................     81,847       33,771
  Reduction in long-term borrowings.........................    (20,253)     (30,669)
  Increase in current borrowings and demand loans...........     80,675       14,186
  Proceeds from stock compensation plans....................      7,655        3,576
  Dividends.................................................    (18,972)     (16,422)
                                                              ---------    ---------
                                                                130,952        4,442
                                                              ---------    ---------
Cash flows from investing activities:
  Expenditures for plant assets.............................    (73,300)     (60,374)
  Payments for businesses acquired..........................   (167,772)     (75,811)
  Proceeds from sale of investment..........................         --        9,564
  Investments in affiliates.................................        543       (3,080)
  Other.....................................................       (495)       2,347
                                                              ---------    ---------
                                                               (241,024)    (127,354)
                                                              ---------    ---------
Net (decrease) increase in cash and cash equivalents........       (558)      12,619
Cash and cash equivalents at the beginning of the period....     45,139       29,040
                                                              ---------    ---------
Cash and cash equivalents at the end of the period..........  $  44,581    $  41,659
                                                              =========    =========

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     ----------------------    ----------------------
                                                     SEPT. 30,    SEPT. 24,    SEPT. 30,    SEPT. 24,
                                                       2001         2000         2001         2000
                                                     ---------    ---------    ---------    ---------
Net income.........................................   $22,102      $21,722      $83,144     $ 77,860
Unrealized holding gain............................        --        4,377           --        5,617
Reclassification for gain included in net income...        --       (1,031)          --       (1,031)
Financial instruments marked to market.............       297           --       (2,026)          --
Cumulative translation adjustment..................     1,456       (6,375)      (8,907)     (14,250)
                                                      -------      -------      -------     --------
Comprehensive income...............................   $23,855      $18,693      $72,211     $ 68,196
                                                      =======      =======      =======     ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2001 and September 24, 2000 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q.

NOTE 2

     As of January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement requires companies to record financial instruments on the balance sheet as assets or liabilities, measured at fair value. The Company periodically uses derivative instruments such as interest rate swaps and forward currency contracts to hedge the exposure of fluctuating interest rates and foreign currencies. The Company is exposed to foreign currency exchange movements from transactions in various currencies, primarily the Euro, British pound and Canadian dollar. The Company utilizes foreign currency forward contracts in order to manage volatility associated with foreign currency purchases and sales. Contracts typically have maturities of less than one year. Changes in fair value of the Company's financial instruments are recorded in the income statement or as part of comprehensive income. Qualifying forward exchange contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income/loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income/loss to the statement of income. At September 30, 2001, the Company recognized a net $2.0 million charge in shareholders' equity related to SFAS 133, approximately $200,000 of which represented the cumulative effect of adopting at January 1, 2001.

NOTE 3

     On June 30, 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. Effective in the first quarter of 2002, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized but instead be tested for impairment on an annual basis. While the company is still analyzing the effect of SFAS No. 142 on the financial statements, a preliminary estimate of the annual amortization of goodwill and indefinite-lived intangible assets that will cease in 2002 is approximately $15 million.

NOTE 4

     At September 30, 2001, 5,735,108 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 5

     Inventories consisted of the following:

                                                              SEPT. 30,    DEC. 31,
                                                                2001         2000
                                                              ---------    --------
Raw materials...............................................  $146,005     $108,808
Work-in-process.............................................    43,176       36,065
Finished goods..............................................   126,365      114,972
                                                              --------     --------
                                                              $315,546     $259,845
                                                              ========     ========

NOTE 6

  BUSINESS SEGMENT INFORMATION:

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                            ---------------------             -----------------------
                            SEPT. 30,   SEPT. 24,   PERCENT   SEPT. 30,     SEPT 24,    PERCENT
                              2001        2000      CHANGE       2001         2000      CHANGE
                            ---------   ---------   -------   ----------   ----------   -------
Sales
  Commercial..............  $218,253    $194,178      12%     $  687,669   $  654,392      5%
  Medical.................   104,537     104,418      --         318,307      305,300      4%
  Aerospace...............   143,224     121,809      18%        433,776      353,856     23%
                            --------    --------              ----------   ----------
  Total...................  $466,014    $420,405      11%     $1,439,752   $1,313,548     10%
                            ========    ========              ==========   ==========
Operating profit
  Commercial..............  $ 14,048    $ 14,363      (2%)    $   64,304   $   65,124     (1%)
  Medical.................    15,238      14,148       8%         45,687       41,196     11%
  Aerospace...............    15,049      12,851      17%         47,228       37,989     24%
                            --------    --------              ----------   ----------
                              44,335      41,362       7%        157,219      144,309      9%
                            --------    --------              ----------   ----------
Less:
  Interest expense........     7,263       5,209      39%         21,352       15,670     36%
  Corporate expenses......     4,807       3,972      21%         14,100       12,924      9%
                            --------    --------              ----------   ----------
Income before taxes.......    32,265      32,181      --         121,767      115,715      5%
  Taxes on income.........    10,163      10,459      (3%)        38,623       37,855      2%
                            --------    --------              ----------   ----------
  Net income..............  $ 22,102    $ 21,722       2%     $   83,144   $   77,860      7%
                            ========    ========              ==========   ==========

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA

RESULTS OF OPERATIONS:

     Revenues increased 11% in the third quarter of 2001 to $466.0 million from $420.4 million in 2000. Revenues improved from acquisitions in Commercial and from a combination of core growth and acquisitions in Aerospace. Medical sales remained even with the third quarter of 2000. The Commercial, Medical and Aerospace segments comprised 47%, 22% and 31% of the company's net sales, respectively.

     The gross profit margin improved from 27.2% in 2000 to 27.6% in 2001. The increase was due to an improvement in all three segments. Operating expenses as a percentage of sales increased to 19.1% in 2001 compared with 18.3% in 2000 resulting primarily from an increase in Commercial and Aerospace, which offset a decrease in Medical.

     Operating profit increased 7% in the third quarter to $44.3 million in 2001 from $41.4 million in 2000 resulting from gains in Aerospace and Medical, which compensated for a decline in Commercial. Operating margin dropped slightly to 9.5% in 2001 versus 9.8% in 2000. The Commercial, Medical and Aerospace segments comprised 32%, 34% and 34% of the company's operating profit, respectively.

     Interest expense increased in 2001 from borrowings incurred to finance acquisitions. The effective income tax rate was 31.5% in 2001 compared with 32.5% in 2000. The decline resulted from a higher proportion of income in 2001 earned in countries with relatively lower tax rates. Net income increased 2% to $22.1 million, and diluted earnings per share were $0.56, equaling the third quarter figure a year ago.

INDUSTRY SEGMENT REVIEW:

     Sales in the Commercial Segment increased 12% to $218.3 million in 2001 from $194.2 million in 2000. Marine product line sales increased from the acquisition of Morse Controls offsetting a decline in core business due to weaker market conditions. Industrial sales increased from an acquisition of a manufacturer of fluid handling systems and core growth in light-duty cable products. Sales in the Automotive product line declined from the continued decrease in North American vehicle production. Operating profit in the Commercial Segment declined from $14.4 million in 2000 to $14.0 million in 2001 due primarily to lower Automotive sales. Operating margin declined from the lower Automotive sales and additional spending on new products such as the adjustable pedal.

     Medical Segment sales remained unchanged for the quarter. Core sales growth and acquisitions in the Hospital Supply product line offset a decline from weaker currencies and the disposition of two small product lines in 2000. Sales in Surgical Devices improved slightly, as increased sales to closure and service markets compensated for a drop in instrument sales. Operating profit in the quarter increased to $15.2 million in 2001 from $14.1 million in 2000 as a result of improvements in both product lines. Operating margin increased to 14.6% from 13.5% on improved product mix and operational efficiencies.

     Aerospace Segment sales increased 18% to $143.2 million in 2001 from $121.8 million in 2000. Core growth in cargo systems, repair services and industrial gas turbine services, compensated for a decline in manufactured component sales. The sales growth in cargo handling, repair services and industrial gas turbine services increased operating profit 17% for the quarter. Operating margin declined slightly, from 10.6% to 10.5% due primarily to lower volume in manufactured components.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:

     Cash flow from operations was $109.5 million for the first nine months of 2001 compared to $135.5 million in 2000. Year-over-year increases in net income and depreciation were offset by increased working capital, particularly accounts payable, from the timing of cash payments. Total borrowings increased to $480.2 million at September 30, 2001 as compared with $338.6 million at December 31, 2000, largely due to borrowings incurred to finance the Morse Controls acquisition. As a result, the ratio of total borrowings to total capitalization increased to 39% on September 30, 2001 from 33% on December 31, 2000.

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

November 12, 2001