Form 10-K
period 2001-12-31
TELEFLEX INC
filed 2002-03-27
CIK 96943

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

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

                              YES  X          NO

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,585,677,311 as of February 1, 2002.

     The registrant had 38,958,059 Common Shares outstanding as of February 1, 2002.

     Documents Incorporated by Reference: (a) Annual Report to Shareholders for the fiscal year ended December 30, 2001, incorporated partially in Part I and
Part II hereof; and (b) Proxy Statement for the 2002 Annual Meeting of Shareholders, incorporated partially in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Teleflex Incorporated ("the Company") was incorporated in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, the Company began to emphasize products and services in a broader range of economically diverse markets to reduce its vulnerability to economic cycles. Since the mid-1970s, the Company's investments have been directed toward specific market niches employing its technical capabilities to provide solutions to specific engineering problems and toward expanding into medical businesses. The continuing stream of new products and value-added product improvements that have resulted from this strategy have enabled the Company to participate in larger market segments. Several of these new products and product improvements were developed by means of an unusual investment program of the Company called the New Venture Fund. Established in 1972, the Fund directs monies representing one-half percent of sales into the development of new products and services. This concept allows for entrepreneurial risk taking in new areas by encouraging innovation and competition among the Company's managers for funds to pursue new programs and activities independent of their operating budgets. Examples of New Venture projects include the funding of second generation adjustable pedal research, flexible fuel hose and most of the early seed money for certain medical products.

     The Company's business is separated into three business segments -- Commercial, Medical and Aerospace.

COMMERCIAL SEGMENT

     The Commercial Segment designs and manufactures proprietary mechanical and electrical controls for the automotive market; mechanical, electronic and hydraulic controls, and electronic products for the pleasure marine market; and proprietary products for fluid transfer and industrial applications. Products in the Commercial Segment generally are produced in higher unit volume than that of the Company's other two segments. They are manufactured for broad distribution as well as custom fabricated to meet individual customer needs. For the most part consumer spending patterns influence the market trends for these products. The Commercial Segment consists of three major product lines: Automotive, Marine, and Industrial.

     The Company is a major supplier of driver control systems to automotive manufacturers worldwide. The principal products in this market are automatic and manual transmission gearshift systems; mechanical and electronic throttle systems; complete pedal box systems, including adjustable pedals; and various release cables and flexible fluoropolymer hoses. In 1997, the Company acquired Comcorp Technologies, Inc., a supplier of pedal assemblies and other automotive components and systems. Also in 1997, the Company acquired United Parts Group N.V., a European manufacturer of gearshift systems and other components supplying most of the European automakers. This acquisition accelerated the Company's entrance into the European automotive market. The acquisitions of both Comcorp and United Parts are part of the Company's strategy to integrate cable controls with other automotive components in order to provide systems solutions for customers. Acceptance by the automobile manufacturers of a Company-developed control for use on a new model ordinarily assures the Company a large, but not exclusive, market share for the supply of that control. In 2000, the Company acquired GFI Control Systems, a Tier I supplier of natural gas, propane and hydrogen components and systems to the alternative fuel vehicle market.

     The Company is a leading domestic producer of mechanical steering systems for pleasure powerboats. It also manufactures hydraulic steering systems, engine throttle and shift controls, electrical gauges and instrumentation, autopilots and electronic fishfinders. The Company's marine products are sold to boat builders and in the aftermarket with the Humminbird line of electronic fishfinders sold substantially through retail outlets. These products are used principally on pleasure craft. In February 2001, the Company acquired Morse Controls, a supplier of performance and control systems and aftermarket parts to the recreational and commercial marine markets, as well as for the truck, bus, construction and agricultural vehicle markets.

     Industrial controls and electrical instrumentation products are also manufactured for use in other applications, including construction and agricultural equipment, leisure vehicles and other on- and off-road vehicles. In addition, the Company produces stainless steel overbraided fluoroplastic hose for fluid transfer in such markets as the chemical, petroleum, food processing and automotive industries. In July 2001, the Company acquired the Fluid Handling Division of McKechnie Vehicle Components. With operations in the United States and Europe, this acquisition added fuel vapor assemblies, brake vacuum assemblies and other products to the Company's existing product lines, expanding the Company's offering to the automotive and truck fluid transfer markets.

MEDICAL SEGMENT

     The Medical Segment manufactures and distributes a broad range of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. It also designs and manufactures a variety of specialty surgical products, and provides instrument management services. Products in this segment generally are required to meet exacting standards of performance and have long product life cycles. Economic influences on sales relate primarily to spending patterns in the worldwide medical devices and supply market.

     Within the Medical Segment, the Company has two major product lines:
Hospital Supply and Surgical Devices. The Company also supplies other medical devices manufacturers with standard and custom-designed semi-finished components using its polymer materials and processing technology, including precision extrusions.

     The Hospital Supply product line, operating as Rusch International, has established a manufacturing base and distribution network, primarily in Europe. Acquisitions designed to broaden the Company's product and geographic offerings have been made over the years. During 2000, the Company acquired Medical Marketing Group, a supplier of specialty catheters to the United States home care market. The Hospital Supply product line includes the manufacture and sale of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. Product offerings include, among others, catheters, endotracheal tubes, laryngoscopes, face masks, tracheostomy tubes and stents for airway management, fluoropolymer-based precision tubing, components and wire products.

     Surgical Devices designs, manufactures and distributes, largely through its own sales force, instruments used in surgical procedures. These products include general and specialized surgical instruments primarily for the cardiovascular, ear, nose and throat, and orthopedic markets, and closure products, such as ligation clips, appliers and skin staplers. The Company also provides specialized instrument management services. In 1997, the acquisition of a manufacturer with a complementary line of closure products increased the Company's product offerings. During 1998 and 1999, the Company acquired Sterilization Management Group (SMG) and a majority of the shares of Medical Sterilization, Inc., expanding its instrument management service capabilities. In 1999, the Company extended its mix and distribution of the Surgical Devices product line in the United States with the acquisition of Kmedic, an orthopedic instrument company.

AEROSPACE SEGMENT

     The Aerospace Segment serves the commercial aerospace, power generation and industrial turbo-machinery markets and, to a lesser extent, the military market. Its businesses design and manufacture cargo handling systems and containers for aviation, provide surface treatments, repair services and manufactured components for users of both flight and ground-based turbine engines. Sales are both to original equipment manufacturers and the aftermarket. These products and services, many of which are proprietary, require a high degree of engineering sophistication and are often custom designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and to demand for power generation.

     Telair International manufactures and distributes cargo handling systems and containers for commercial aircraft. The Company's cargo handling systems include patented, digitally controlled systems to move and secure containers of cargo inside commercial aircraft. In 1997, the Company acquired Scandinavian Bellyloading Company, a European manufacturer of cargo loading systems for narrow-body aircraft, which complemented the Company's existing wide-body cargo handling systems. Cargo handling systems are sold either to aircraft manufacturers as original installations or to airlines and air freight carriers for retrofit of existing systems. The acquisition of Century Aero Products in 1999 and Air Cargo Equipment Corporation in 2000, both domestic manufacturers of cargo containers, complements the Company's cargo handling systems and positions the Company as a full service provider of both wide-body and narrow-body cargo handling systems and components. The Company also designs, manufactures and repairs mechanical and electromechanical components used on both commercial and, to a lesser extent, military aircraft. These other aircraft controls include flight controls, canopy and door actuators, cargo winches and control valves. In addition, the Company supplies spare parts to aircraft operators. This spare parts business extends as long as the particular type of aircraft continues in service.

     Sermatech International, through a network of facilities in eight countries, provides a variety of sophisticated protective coatings and repair services for ground turbine engine components, highly-specialized repairs for critical components such as fan blades and airfoils for flight-based turbine engines, and manufacturing and high quality dimensional finishing of airfoils and other turbine engine components. The Company offers a diverse range of technical services and materials technologies to turbine markets throughout the world. The Company formed a joint venture, Airfoil Technologies International LLC (ATI), with General Electric Aircraft Engines to provide fan blade and airfoil repair services for flight-based turbine engine blades. ATI provides a vehicle for the technological and geographic expansion of the Sermatech repairs services business. To further broaden the Company's turbo-machinery technological and manufacturing capabilities and to improve the range of product offerings, the Company, in 1996, acquired Lehr Precision, Inc., an electro-chemical machining manufacturer of turbo-machinery components used on both flight and ground turbines. In 1997, the Company acquired Gas-Path Technology, Inc. to expand its ground turbine repair capabilities within the Sermatech network of facilities. In 2000, the Company acquired an engineering firm, Turbine Technology Services Corporation, which broadens the Company's capabilities and provides a mechanism for expanding the coatings and repairs services.

MARKETING

     In 2001, the percentages of the Company's consolidated net sales represented by its major markets were as follows: Commercial -- 48%; Medical -- 22%; and Aerospace -- 30%.

     The major portion of the Company's Automotive and Industrial products are sold to original equipment manufacturers. The majority of the Company's Marine and Aerospace products are sold to the aftermarket. Medical products are sold both directly to hospitals and to distributors, with a small portion sold to original equipment manufacturers. Generally, products sold to the aerospace and automotive markets are sold through the Company's own force of field engineers. Products sold to the marine, medical and general industrial markets are sold both through the Company's own sales forces and through independent representatives and independent distributor networks.

     For information on foreign operations, export sales, and principal customers, see text under the heading "Business segments and other information" on page 22 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

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

SUPPLIERS

     Materials used in the manufacture of the Company's products are purchased from a large number of suppliers around the world. The Company is not dependent upon any single supplier for a substantial amount of the materials it uses.

BACKLOG

     As of December 30, 2001, the Company's backlog of firm orders for the Aerospace Segment was $287 million, of which it is anticipated that more than one-half will be filled in 2002. The Company's backlog for the Aerospace Segment on December 31, 2000 was $303 million.

     As of December 30, 2001, the Company's backlog of firm orders for the Medical and Commercial segments was $33 million and $156 million, respectively. This compares with $28 million and $139 million, respectively, as of December 31, 2000. Substantially all of the December 30, 2001 backlog will be filled in 2002. Most of the Company's medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

EMPLOYEES

     The Company had approximately 17,600 employees at December 30, 2001.

EXECUTIVE OFFICERS

     The names and ages of all executive officers of the Company as of March 1, 2002 and the positions and offices with the Company held by each such officer are as follows:

                                                        POSITIONS AND OFFICES
NAME                          AGE                            WITH COMPANY
----                          ---                       ---------------------
Lennox K. Black               71     Chairman of the Board, Chief Executive Officer and Director
John J. Sickler               59     Vice Chairman
Dr. Roy C. Carriker           64     Vice Chairman
Jeffrey P. Black              42     President
Harold L. Zuber, Jr.          52     Executive Vice President and Chief Financial Officer
Steven K. Chance              56     Vice President, General Counsel and Secretary
Ronald D. Boldt               59     Vice President -- Human Resources
Janine Dusossoit              48     Vice President -- Investor Relations
Kevin K. Gordon               39     Vice President -- Corporate Development
C. Jeffrey Jacobs             48     Treasurer
Thomas M. Byrne               55     Assistant Treasurer
Stephen J. Gambone            45     Controller and Chief Accounting Officer
Joan W. Schwartz              59     Associate General Counsel and Assistant Secretary

     Mr. Jacobs was elected Treasurer on April 27, 2001. Prior to that date he was Director, Treasury Operations.

     Ms. Schwartz was elected Assistant Secretary on April 27, 2001. Prior to that date she was Assistant General Counsel.

     Mr. Sickler was elected Vice Chairman on December 8, 2000. Prior to that date he was a Senior Vice President of the Company.

     Dr. Carriker was elected Vice Chairman on December 8, 2000. Prior to that date he was President and Chief Operating Officer of TFX Aerospace.

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

ITEM 2.  PROPERTIES

     The Company's operations have approximately 150 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses and other facilities. The properties are maintained in good operating condition. All the plants are suitably equipped and utilized and have space available for the activities currently conducted therein and the increased volume expected in the foreseeable future.

     The following are the Company's major facilities:

                                                              SQUARE     OWNED OR    EXPIRATION
LOCATION                                                      FOOTAGE     LEASED        DATE
--------                                                      -------    --------    ----------
COMMERCIAL SEGMENT
Litchfield, IL..............................................  164,000     Owned         N/A
Nuevo Laredo, Mexico........................................  141,000    Leased        2011
Dassel, Germany.............................................  140,000     Owned         N/A
Van Wert, OH................................................  130,000     Owned(1)      N/A
Richmond, Canada............................................  120,000    Leased        2011
Singapore, Asia.............................................  115,000     Owned         N/A
Warren, MI..................................................  115,000    Leased        2003
Limerick, PA................................................  110,000     Owned         N/A
Kendallville, IN............................................  108,000     Owned         N/A
Dalstorp, Sweden............................................  105,000     Owned         N/A
Hagerstown, MD..............................................  103,000     Owned(1)      N/A
Basildon, England...........................................  102,000    Leased        2054
Waterbury, CT...............................................   99,000    Leased        2002
Eufaula, AL.................................................   98,000     Owned         N/A
Haysville, KS...............................................   98,000    Leased        2013
Vrable, Slovakia............................................   98,000    Leased        2016
Suffield, CT................................................   90,000    Leased        2009
Heiligenhaus, Germany.......................................   87,000     Owned         N/A
Hillsdale, MI...............................................   85,000     Owned(1)      N/A
Matamoris, Mexico...........................................   85,000    Leased        2006
Sarasota, FL................................................   82,000     Owned(1)      N/A
Kitchener, Canada...........................................   75,000     Owned         N/A
Shenyang, P.R. China........................................   70,000    Leased        2010
Willis, TX..................................................   70,000     Owned(1)      N/A
Eufaula, AL.................................................   61,000     Owned         N/A
Birmingham, England.........................................   60,000    Leased        2016
La Clusienne, France........................................   60,000     Owned         N/A
Enschede, Netherlands.......................................   54,000     Owned         N/A
Lebanon, VA.................................................   53,000     Owned(1)      N/A
Milton Keynes, England......................................   50,000     Owned         N/A
Lyons, OH...................................................   50,000     Owned         N/A

                                                              SQUARE     OWNED OR    EXPIRATION
LOCATION                                                      FOOTAGE     LEASED        DATE
--------                                                      -------    --------    ----------
MEDICAL SEGMENT
Kernen, Germany.............................................  263,000     Owned         N/A
Durham, NC..................................................  144,000     Owned         N/A
Kernen, Germany.............................................  114,000    Leased        2013
Syosset, NY.................................................  100,000    Leased        2010
Taiping, Malaysia...........................................   85,000     Owned         N/A
Lurgan, Northern Ireland....................................   80,000     Owned         N/A
Duluth, GA..................................................   69,000    Leased        2009
Jaffrey, NH.................................................   60,000     Owned(1)      N/A
Decatur, GA.................................................   51,000    Leased        2002
AEROSPACE SEGMENT
Cincinnati, OH..............................................  160,000    Leased        2004
Oxnard, CA..................................................  145,000     Owned         N/A
Rancho Dominguez, CA........................................  110,000    Leased        2004
Muncie, IN..................................................  105,000    Leased        2008
Singapore, Asia.............................................  104,000     Owned         N/A
Mentor, OH..................................................   90,000     Owned         N/A
Miami, FL...................................................   90,000    Leased        2004
Manchester, CT..............................................   74,000     Owned         N/A
Limerick, PA................................................   70,000     Owned         N/A
Derbyshire, England.........................................   70,000    Leased        2014
Murray Hill, NJ.............................................   64,000    Leased        2011
Baltimore, MD...............................................   62,000    Leased        2003
Houston, TX.................................................   61,000     Owned         N/A
Houston, TX.................................................   55,000    Leased        2002
Lincoln, England............................................   50,000    Leased        2018

---------------
(1) The Company is the beneficial owner of these facilities under installment sale or similar financing agreements.

     In addition to the above, the Company owns or leases approximately 2,600,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia and Asia.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to numerous federal, state and local environmental laws and regulations including the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, and the Clean Water Act. Environmental programs are in place throughout the Company, including training, auditing and monitoring to ensure compliance with such laws and regulations. The Company has been named as a Potentially Responsible Party by the Environmental Protection Agency at various sites throughout the country. Environmental costs, including liabilities associated with such sites, and the costs of complying with existing environmental regulations are not expected to result in a liability material to the Company's consolidated financial position or results of operations.

     The Company is a party to lawsuits and claims arising out of the normal course of business. In the opinion of management, there are no pending claims or litigation the outcome of which would have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     See "Price Range And Dividends of Common Stock" on page 31 of the Company's 2001 Annual Report to Shareholders for market price and dividend information. Also see the Note entitled "Borrowings and leases" on page 21 of such Annual Report for certain dividend restrictions under loan agreements, all of which information is incorporated herein by reference. The Company had approximately 1,200 registered shareholders at February 1, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

     See pages 24 and 25 of the Company's 2001 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the text under the heading "2001 Financial Review" on pages 26 through 30 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the text section entitled "Liquidity, Market Risk and Capital Resources" contained within the "2001 Financial Review" on pages 26 through 30 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 17 through 23 of the Company's 2001 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's Directors and Director nominees, see "Election Of Directors", "Nominees For The Board of Directors" and "Additional Information About The Board Of Directors" on pages 3 through 5 of the Company's Proxy Statement for its 2002 Annual Meeting, which information is incorporated herein by reference.

     For information with respect to the Company's Executive Officers, see Part I of this report on pages 4 and 5, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Additional Information About The Board of Directors", "Compensation Committee Report on Executive Compensation", "Five-Year Shareholder Return Comparison" and "Executive Compensation and Other Information" on pages 5 through 12 of the Company's Proxy Statement for its 2002 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" on pages 12 and 13, "Election Of Directors" and "Nominees For The Board of Directors" on pages 3 and 4 of the Company's Proxy Statement for its 2002 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Additional Information About The Board Of Directors", "Compensation Committee Report on Executive Compensation", and "Executive Compensation and Other Information" on pages 5 through 12 of the Company's Proxy Statement for its 2002 Annual Meeting, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements:

         The Index to Consolidated Financial Statements and Schedules is set forth on page 10 hereof.

     (b) Reports on Form 8-K:

         None.

     (c) Exhibits:

         The Exhibits are listed in the Index to Exhibits.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8, Nos. 2-84148 (filed June 28, 1989), 2-98715 (filed May 11, 1987), 33-34753
(filed May 10, 1990), 33-53385 (filed April 29, 1994), 333-77601 (filed May 3,
1999), 333-38224 (filed May 31, 2000), 333-41654 (filed July 18, 2000) and
333-59814 (filed April 30, 2001):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

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

                                          By         HAROLD L. ZUBER, JR.
                                            ------------------------------------
                                                    Harold L. Zuber, Jr.
                                                (Executive Vice President &
                                                Principal Financial Officer)

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

Lennox K. Black                     Director
Donald Beckman                      Director
James W. Stratton                   Director
Joseph S. Gonnella, MD              Director
William R. Cook                     Director
Palmer E. Retzlaff                  Director
Sigismundus W. W. Lubsen            Director
Patricia C. Barron                  Director

                                          By           STEVEN K. CHANCE
                                            ------------------------------------
                                                      Steven K. Chance
                                                      Attorney-in-Fact

Dated: March 26, 2002

                             TELEFLEX INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements together with the report thereon of PricewaterhouseCoopers LLP dated February 13, 2002 on pages 17 to 25 of the accompanying 2001 Annual Report to Shareholders are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information and those portions incorporated by specific reference in this document, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedule together with the report thereon of PricewaterhouseCoopers LLP dated February 13, 2002 on page 11 should be read in conjunction with the consolidated financial statements in such 2001 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Teleflex Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 13, 2002 appearing on page 23 of the 2001 Annual Report to Shareholders of Teleflex Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 13, 2002

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-84148, No. 2-98715, No. 33-34753, No. 33-53385,
No. 333-77601, No. 333-38224, No. 333-41654 and No. 333-59814) of Teleflex
Incorporated of our report dated February 13, 2002 appearing on page 23 of the 2001 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 26, 2002

                             TELEFLEX INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                              BALANCE AT   ADDITIONS     DOUBTFUL     BALANCE AT
                                              BEGINNING    CHARGED TO    ACCOUNTS       END OF
FOR THE YEAR ENDED                             OF YEAR       INCOME     WRITTEN OFF      YEAR
------------------                            ----------   ----------   -----------   ----------
December 30, 2001...........................  $5,776,000   $5,957,000   $(2,729,000)  $9,004,000
December 31, 2000...........................  $4,825,000   $2,460,000   $(1,509,000)  $5,776,000
December 26, 1999...........................  $4,577,000   $1,613,000   $(1,365,000)  $4,825,000

March 26, 2002

                                INDEX TO EXHIBITS


EXHIBIT
-------
 3(a)    -      The Company's Articles of Incorporation (except for Article
                Thirteenth and the first paragraph of Article Fourth) are
                incorporated herein by reference to Exhibit 3(a) to the
                Company's Form 10-Q for the period ended June 30, 1985. Article
                Thirteenth of the Company's Articles of Incorporation is
                incorporated herein by reference to Exhibit 3 of the Company's
                Form 10-Q for the period ended June 28, 1987. The first
                paragraph of Article Fourth of the Company's Articles of
                Incorporation is incorporated herein by reference to Exhibit
                3(a) of the Company's Form 10-K for the year ended December 27,
                1998.

  (b)    -      The Company's Bylaws are incorporated herein by reference to
                Exhibit 3(b) of the Company's Form 10-K for the year ended
                December 28, 1987.

 4       -      The Company's Shareholders' Rights Plan is incorporated herein by reference to the Company's Form 8-K dated December 7, 1998.

10(a)    -      The 1982 Stock Option Plan, incorporated herein by reference to the Company's registration statement on Form S-8 (Registration
                No. 2-84148), as supplemented, with amendments of April 26, 1991 incorporated by reference to the Company's definitive Proxy
                Statement for the 1991 Annual Meeting of Shareholders.

  (b)    -      The 1990 Stock Compensation Plan, incorporated herein by
                reference to the Company's registration statement on Form S-8
                (Registration No. 33-34753), revised and restated as of December
                1, 1997, incorporated by reference to Exhibit 10(b) of the
                Company's Form 10-K for the year ended December 28, 1997.

  (c)    -      The Salaried Employees' Pension Plan, as amended and restated
                in its entirety, effective July 1, 1989 and the retirement income plan as amended and restated in its entirety, effective
                January 1, 1994 and related Trust Agreements, dated July 1,
                1994, is incorporated by reference to the Company's Form 10-K for the year ended December 25, 1994.

  (d)    -      Description of deferred compensation arrangements between the
                Company and its Chairman and Chief Executive Officer, L. K.
                Black, incorporated by reference to the Company's definitive
                Proxy Statement for the 2002 Annual Meeting of Shareholders.

  (e)    -      Teleflex Incorporated Deferred Compensation Plan, effective as of January 1, 1995, and amended and restated on Form S-8
                (Registration No. 333-77601) is incorporated by reference to
                Exhibit 10(f) of the Company's Form 10-K for the year ended
                December 27, 1998.

  (f)    -      Information on the Company's Profit Participation Plan,
                insurance arrangements with certain officers and deferred
                compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and
                compensation arrangements with directors is incorporated by reference to the Company's definitive Proxy Statement for the
                2000,2001 and 2002 Annual Meeting of Shareholders.

  (g)    -      The Company's Voluntary Investment Plan is incorporated by reference to Exhibit 28 of the Company's registration statement on Form S-8 (Registration No. 2-98715).

  (h)    -      The 2000 Stock Compensation Plan, incorporated herein by
                reference to the Company's registration statement on Form S-8
                (Registration No. 333-38224), filed on May 31, 2000.

  (i)    -      The Company's Global Employee Stock Purchase Plan, incorporated herein by reference to the Company's registration statement on
                Form S-8 (Registration No. 333-41654) filed on July 18, 2000.

  (j)    -      The Company's 1990 Stock Compensation Plan, as amended and restated on Form S-8 (Registration No. 333-59814) is herein incorporated by reference.

13       -      Pages 17 through 31 of the Company's Annual Report to
                Shareholders for the period ended December 30, 2001.

21       -      The Company's Subsidiaries.

23       -      Consent of Independent Accountant (see page 11 herein).

24       -      Power of Attorney.