Form 10-Q
period 2002-03-31
TELEFLEX INC
filed 2002-05-15
CIK 96943

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ------------ TO ------------

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

                                 (610) 834-6301
                 ----------------------------------------------
                     (TELEPHONE NUMBER INCLUDING AREA CODE)

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

                        [X]  Yes                [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                    CLASS                              OUTSTANDING AT MARCH 31, 2002
        -----------------------------                  -----------------------------
        Common Stock, $1.00 Par Value                            39,147,949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               MAR. 31,      DEC. 30,
                                                                 2002          2001
                                                              ----------    ----------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................  $   51,817    $   46,900
  Accounts receivable less allowance for doubtful
     accounts...............................................     394,773       363,674
  Inventories...............................................     321,908       308,775
  Prepaid expenses..........................................      29,155        28,128
                                                              ----------    ----------
                                                                 797,653       747,477
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     563,615       565,695
Goodwill....................................................     234,524       223,911
Intangibles and other assets................................      61,988        56,444
Investments in affiliates...................................      42,083        41,493
                                                              ----------    ----------
                                                              $1,699,863    $1,635,020
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of borrowings and demand loans............  $  231,021    $  212,122
  Accounts payable and accrued expenses.....................     270,664       251,805
  Income taxes payable......................................      36,909        31,499
                                                              ----------    ----------
                                                                 538,594       495,426
Long-term borrowings........................................     217,294       228,180
Deferred income taxes and other.............................     137,331       133,271
                                                              ----------    ----------
                                                                 893,219       856,877
Shareholders' equity........................................     806,644       778,143
                                                              ----------    ----------
                                                              $1,699,863    $1,635,020
                                                              ==========    ==========

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 31,    APR. 1,
                                                                2002        2001
                                                              --------    --------
Revenues....................................................  $508,396    $470,734
                                                              --------    --------
Cost of sales...............................................   373,290     335,501
Operating expenses..........................................    85,176      84,497
Interest expense............................................     6,036       6,711
                                                              --------    --------
                                                               464,502     426,709
                                                              --------    --------
Income before taxes.........................................    43,894      44,025
Provision for taxes on income...............................    13,476      14,044
                                                              --------    --------
Net income..................................................  $ 30,418    $ 29,981
                                                              ========    ========
Earnings per share
  Basic.....................................................  $   0.78    $   0.78
  Diluted...................................................  $   0.77    $   0.77
Dividends per share.........................................  $  0.170    $  0.150
Average number of common and common equivalent shares
  outstanding
  Basic.....................................................    39,038      38,497
  Diluted...................................................    39,638      39,036

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MAR. 31,     APR. 1,
                                                                2002        2001
                                                              --------    ---------
Cash flows from operating activities:
  Net income................................................  $ 30,418    $  29,981
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation expense...................................    20,455       16,680
     Amortization expense...................................     1,260        4,410
     (Increase) in accounts receivable......................   (21,136)     (31,273)
     (Increase) in inventory................................   (10,618)     (13,304)
     (Increase) in prepaid expenses.........................    (2,280)      (2,154)
     Increase in accounts payable and accrued expenses......     6,033        3,249
     Increase in income taxes payable.......................     4,168        3,590
                                                              --------    ---------
                                                                28,300       11,179
                                                              --------    ---------
Cash flows from financing activities:
  Proceeds from new borrowings..............................        --       97,241
  Reduction in long-term borrowings.........................    (9,933)      (2,264)
  Increase in current borrowings and demand loans...........    21,481       59,462
  Proceeds from stock compensation plans....................     5,951        4,147
  Dividends.................................................    (6,627)      (5,775)
                                                              --------    ---------
                                                                10,872      152,811
                                                              --------    ---------
Cash flows from investing activities:
  Expenditures for plant assets.............................   (22,523)     (22,433)
  Payments for businesses acquired..........................    (9,742)    (142,590)
  Investments in affiliates.................................       (42)         796
  Other.....................................................    (1,948)      (2,518)
                                                              --------    ---------
                                                               (34,255)    (166,745)
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........     4,917       (2,755)
Cash and cash equivalents at the beginning of the period....    46,900       45,139
                                                              --------    ---------
Cash and cash equivalents at the end of the period..........  $ 51,817    $  42,384
                                                              ========    =========

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              MAR. 31,    APR. 1,
                                                                2002       2001
                                                              --------    -------
Net income..................................................  $30,418     $29,981
Financial instruments marked to market......................      513      (3,916)
Cumulative translation adjustment...........................   (2,726)     (7,793)
                                                              -------     -------
Comprehensive income........................................  $28,205     $18,272
                                                              =======     =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2002 and April 1, 2001 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q. At March 31, 2002, 5,517,445 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 2

     As of December 31, 2001, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) which requires goodwill no longer be amortized, but tested for impairment. The company did not record an impairment loss for its goodwill at adoption of SFAS 142.

     In accordance with SFAS 142, the company discontinued the amortization of goodwill effective December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              MAR. 31,    APR. 1,
                                                                2002       2001
                                                              --------    -------
Reported net income.........................................  $30,418     $29,981
Add: Goodwill amortization, net of tax......................       --       2,368
                                                              -------     -------
Adjusted net income.........................................  $30,418     $32,349
                                                              =======     =======
Basic earnings per share....................................  $   .78     $   .78
Add: Goodwill amortization, net of tax per basic share......       --         .06
                                                              -------     -------
Adjusted basic earnings per share...........................  $   .78     $   .84
                                                              =======     =======
Diluted earnings per share..................................  $   .77     $   .77
Add: Goodwill amortization, net of tax per diluted share....       --         .06
                                                              -------     -------
Adjusted diluted earnings per share.........................  $   .77     $   .83
                                                              =======     =======

     Changes in the carrying amount of goodwill for the three months ended March 31, 2002, by operating segment, are as follows:

                                       COMMERCIAL   MEDICAL  AEROSPACE   TOTAL
                                       ----------  --------  ---------  --------
Goodwill, net at December 30, 2001...   $79,048    $120,551   $24,312   $223,911
Goodwill acquired....................     4,993       5,620        --     10,613
                                        -------    --------   -------   --------
Goodwill, net at March 31, 2002......   $84,041    $126,171   $24,312   $234,524
                                        =======    ========   =======   ========

     The following table reflects the components of other intangible assets as of March 31, 2002 which continue being amortized:

                                      GROSS CARRYING    ACCUMULATED
                                          AMOUNT        AMORTIZATION
                                      --------------    ------------
Intellectual property...............     $21,230          $  4,135
Customer lists......................      21,000             1,055
Distribution rights.................      14,707             4,136

     Amortization expense related to those intangible assets was $1.3 million for the quarter ended March 31, 2002. Estimated annual amortization expense for each of the five succeeding years is as follows:

2002................................     $ 5,059
2003................................       5,013
2004................................       4,598
2005................................       4,248
2006................................       3,999

NOTE 3

     Inventories consisted of the following:

                                         MAR. 31,        DEC. 30,
                                           2002            2001
                                      --------------    -----------
Raw materials.......................     $144,476        $133,364
Work-in-process.....................       55,127          44,530
Finished goods......................      122,305         130,881
                                         --------        --------
                                         $321,908        $308,775
                                         ========        ========

NOTE 4

     BUSINESS SEGMENT INFORMATION:

                                                         THREE MONTHS ENDED
                                                        --------------------
                                                        MAR. 31,    APR. 1,     PERCENT
                                                          2002        2001      CHANGE
                                                        --------    --------    -------
Sales
  Commercial..........................................  $265,752    $222,818      19%
  Medical.............................................   107,303     106,404       1%
  Aerospace...........................................   135,341     141,512      (4%)
                                                        --------    --------
  Total...............................................  $508,396    $470,734       8%
                                                        ========    ========
Operating Profit
  Commercial..........................................  $ 25,704    $ 25,070       3%
  Medical.............................................    17,367      17,075       2%
  Aerospace...........................................    11,429      16,435     (30%)
                                                        --------    --------
                                                          54,500      58,580*     (7%)
                                                        --------    --------
Less:
  Interest expense....................................     6,036       6,711     (10%)
  Corporate expenses..................................     4,570       4,644      (2%)
  Goodwill amortization expense.......................        --       3,200*      --
                                                        --------    --------
Income before taxes...................................    43,894      44,025       --
Taxes on income.......................................    13,476      14,044      (4%)
                                                        --------    --------
Net income............................................  $ 30,418    $ 29,981       1%
                                                        ========    ========

---------------

* Goodwill amortization in 2001 has been reclassified from operating profit to a corporate expense item to facilitate comparison with the current period's results. In addition, references to prior year operating profit and margin in Management's Analysis of Quarterly Financial Data, contained on pages 7 and 8 herein, are based on the reclassified amounts.

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA

RESULTS OF OPERATIONS:

     Revenues increased 8% in the first quarter of 2002 to $508.4 million from $470.7 million in 2001. The increase resulted from gains in the Commercial and Medical segments offsetting a decline in the Aerospace Segment. Growth was the result of core products and acquisitions offset by weaker currencies. The Commercial, Medical and Aerospace segments comprised 52%, 21% and 27% of the company's net sales, respectively.

     The gross profit margin declined from 28.7% in 2001 to 26.6% in 2002 as the Commercial and Aerospace segments were lower while Medical was relatively unchanged. Operating expenses as a percentage of sales decreased to 16.8% in 2002 compared with 18.0% in 2001 resulting primarily from a reduction in the Commercial and Medical segments offsetting an increase in Aerospace. In addition, operating expenses in 2002 exclude the amortization of goodwill in accordance with SFAS 142.

     Operating profit declined 7% in the first quarter to $54.5 million in 2002 from $58.6 million in 2001 resulting from gains in Commercial and Medical which were more than offset by a decline in Aerospace. Operating margin declined from 12.4% in 2001 to 10.7% in 2002 as a result of declines in the Commercial and

Aerospace segments. The Commercial, Medical and Aerospace segments comprised 47%, 32% and 21% of the company's operating profit, respectively.

     Net income and diluted earnings per share for the quarter were $30.4 million and $0.77. Excluding goodwill amortization in the first quarter of 2001, net income and diluted earnings per share declined 6% and 7%, respectively. Interest expense declined in 2002 as a result of a reduction in the average debt outstanding and lower interest rates. The effective income tax rate was 30.7% in 2002 compared with 31.9% in 2001. The decline resulted from the impact of SFAS 142 adoption in 2002 and a higher proportion of income in 2002 earned in countries with relatively lower tax rates.

INDUSTRY SEGMENT REVIEW:

     For comparative purposes 2001 goodwill amortization expense of $3.2 million (Commercial -- $.7 million, Medical -- $2.1 million, Aerospace -- $.4 million) has been reclassified from operating profit to a corporate expense item. Discussion of operating profit and margin below reflects the reclassified amounts.

     Sales in the Commercial Segment gained 19% from $222.8 million in 2001 to $265.8 million in 2002 as all three product lines, Automotive, Marine and Industrial, reported double-digit gains. Acquisitions accounted for more than two-thirds of this segment's sales growth and nearly all of the operating profit improvement. Operating profit increased to $25.7 million from $25.1 million in 2001. Operating margin declined from 11.3% in 2001 to 9.7% in 2002 as a result of pricing pressures in the North American automotive market and a lower contribution from recently acquired companies.

     Medical Segment sales increased 1% from $106.4 million in 2001 to $107.3 million in 2002. Core product improvements in the Hospital Supply product line accounted for all of the growth, as Surgical Devices sales remained essentially constant. Operating profit increased from $17.1 million in 2001 to $17.4 million in 2002 and operating margin improved slightly from 16.0% to 16.2% as this Segment continues to target a smaller line of more profitable products.

     Aerospace Segment sales decreased 4% to $135.3 million in 2002 from $141.5 million in 2001 primarily from a decline in cargo handling systems, repair services and manufactured components, which offset a gain in industrial gas turbine (IGT) services. Operating profit decreased 30% and operating margin dropped from 11.6% in 2001 to 8.4% in 2002. Operating profit and margin declined as a result of the lower sales, start up costs related to a new manufactured components facility in Mexico, and less favorable product mix in the IGT product line.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:

     For the first quarter of 2002, cash flows from operating activities more than doubled to $28.3 million from $11.2 million during the quarter ended April 1, 2001. The improvement relative to last year was a result of reduced working capital levels, particularly for accounts receivable and inventories. Total borrowings increased by $8 million to $448.3 million at March 31, 2002 as compared to $440.3 million at December 30, 2001. The increase was due to borrowings incurred to finance acquisitions offset by declines from currency exchange rate changes and repayments. The ratio of total debt to total capitalization at both December 30, 2001 and March 31, 2002 was 36%.

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

May 14, 2002