Form 10-Q
period 2002-06-30
TELEFLEX INC
filed 2002-08-12
CIK 96943

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                        [X]  Yes                [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                    CLASS                               OUTSTANDING AT JUNE 30, 2002
        -----------------------------                   ----------------------------
        Common Stock, $1.00 Par Value                            39,268,409

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,      DEC. 30,
                                                                 2002          2001
                                                              ----------    ----------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................  $   45,762    $   46,900
  Accounts receivable less allowance for doubtful
     accounts...............................................     418,162       363,674
  Inventories...............................................     353,956       308,775
  Prepaid expenses..........................................      28,576        28,128
                                                              ----------    ----------
                                                                 846,456       747,477
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     585,290       565,695
Goodwill....................................................     240,047       223,911
Intangibles and other assets................................      60,214        56,444
Investments in affiliates...................................      43,860        41,493
                                                              ----------    ----------
                                                              $1,775,867    $1,635,020
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of borrowings and demand loans............  $  222,228    $  212,122
  Accounts payable and accrued expenses.....................     279,845       251,805
  Income taxes payable......................................      40,649        31,499
                                                              ----------    ----------
                                                                 542,722       495,426
Long-term borrowings........................................     226,521       228,180
Deferred income taxes and other.............................     145,619       133,271
                                                              ----------    ----------
                                                                 914,862       856,877
Shareholders' equity........................................     861,005       778,143
                                                              ----------    ----------
                                                              $1,775,867    $1,635,020
                                                              ==========    ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                --------------------    ----------------------
                                                JUNE 30,    JULY 1,      JUNE 30,     JULY 1,
                                                  2002        2001         2002         2001
                                                --------    --------    ----------    --------
Revenues......................................  $546,306    $503,004    $1,054,702    $973,738
                                                --------    --------    ----------    --------
Cost of sales.................................   397,390     359,469       770,680     694,970
Operating expenses............................    94,563      90,680       179,739     175,177
Interest expense..............................     6,239       7,378        12,275      14,089
                                                --------    --------    ----------    --------
                                                 498,192     457,527       962,694     884,236
                                                --------    --------    ----------    --------
Income before taxes...........................    48,114      45,477        92,008      89,502
Provision for taxes on income.................    14,578      14,416        28,054      28,460
                                                --------    --------    ----------    --------
Net income....................................  $ 33,536    $ 31,061    $   63,954    $ 61,042
                                                ========    ========    ==========    ========
Earnings per share
  Basic.......................................  $   0.85    $   0.80    $     1.63    $   1.58
  Diluted.....................................  $   0.84    $   0.79    $     1.61    $   1.56
Dividends per share...........................  $  0.180    $  0.170    $    0.350    $  0.320
Average number of common and common equivalent
  shares outstanding
  Basic.......................................    39,241      38,755        39,140      38,626
  Diluted.....................................    39,968      39,359        39,803      39,198

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,     JULY 1,
                                                                2002        2001
                                                              --------    ---------
Cash flows from operating activities:
  Net income................................................  $ 63,954    $  61,042
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation expense...................................    42,286       35,251
     Amortization expense...................................     2,596        8,938
     (Increase) in accounts receivable......................   (26,626)     (21,338)
     (Increase) in inventory................................   (21,234)     (15,599)
     Decrease (increase) in prepaid expenses................       428       (5,313)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................    14,159      (10,561)
     Increase in income taxes payable.......................     9,655        2,266
                                                              --------    ---------
                                                                85,218       54,686
                                                              --------    ---------
Cash flows from financing activities:
  Proceeds from new borrowings..............................        --      108,476
  Reduction in long-term borrowings.........................   (14,910)     (19,026)
  Increase in current borrowings and demand loans...........     2,490       63,630
  Proceeds from stock compensation plans....................     8,120        6,950
  Dividends.................................................   (13,690)     (12,368)
                                                              --------    ---------
                                                               (17,990)     147,662
                                                              --------    ---------
Cash flows from investing activities:
  Expenditures for plant assets.............................   (42,687)     (49,573)
  Payments for businesses acquired..........................   (27,807)    (149,059)
  Investments in affiliates.................................      (337)         806
  Other.....................................................     2,465       (2,392)
                                                              --------    ---------
                                                               (68,366)    (200,218)
                                                              --------    ---------
Net (decrease) increase in cash and cash equivalents........    (1,138)       2,130
Cash and cash equivalents at the beginning of the period....    46,900       45,139
                                                              --------    ---------
Cash and cash equivalents at the end of the period..........  $ 45,762    $  47,269
                                                              ========    =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     -------------------    --------------------
                                                     JUNE 30,    JULY 1,    JUNE 30,    JULY 1,
                                                       2002       2001        2002        2001
                                                     --------    -------    --------    --------
Net income.........................................  $33,536     $31,061    $63,954     $ 61,042
Financial instruments marked to market.............    1,443       1,593      1,956       (2,323)
Cumulative translation adjustment..................   21,849      (2,570)    19,123      (10,363)
                                                     -------     -------    -------     --------
Comprehensive income...............................  $56,828     $30,084    $85,033     $ 48,356
                                                     =======     =======    =======     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2002 and July 1, 2001 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q. At June 30, 2002, 5,435,093 shares of common stock were reserved for issuance under the company's stock compensation plans.

NOTE 2

     As of December 31, 2001, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires goodwill no longer be amortized, but tested for impairment. The company did not record an impairment loss for its goodwill at adoption of SFAS 142.

     In accordance with SFAS 142, the company discontinued the amortization of goodwill effective December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                              -------------------    -------------------
                                              JUNE 30,    JULY 1,    JUNE 30,    JULY 1,
                                                2002       2001        2002       2001
                                              --------    -------    --------    -------
Reported net income.........................  $33,536     $31,061    $63,954     $61,042
Add: Goodwill amortization, net of tax......       --       2,389         --       4,757
                                              -------     -------    -------     -------
Adjusted net income.........................  $33,536     $33,450    $63,954     $65,799
                                              =======     =======    =======     =======
Basic earnings per share....................  $   .85     $   .80    $  1.63     $  1.58
Add: Goodwill amortization, net of tax per
  basic share...............................       --         .06         --         .12
                                              -------     -------    -------     -------
Adjusted basic earnings per share...........  $   .85     $   .86    $  1.63     $  1.70
                                              =======     =======    =======     =======
Diluted earnings per share..................  $   .84     $   .79    $  1.61     $  1.56
Add: Goodwill amortization, net of tax per
  diluted share.............................       --         .06         --         .12
                                              -------     -------    -------     -------
Adjusted diluted earnings per share.........  $   .84     $   .85    $  1.61     $  1.68
                                              =======     =======    =======     =======

     Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, are as follows:

                                        COMMERCIAL        MEDICAL      AEROSPACE     TOTAL
                                      --------------    -----------    ---------    --------
Goodwill, net at December 30,
  2001..............................     $ 79,048        $120,551       $24,312     $223,911
Goodwill acquired...................        4,993           5,620            --       10,613
Translation adjustment..............        3,262           2,088           173        5,523
                                         --------        --------       -------     --------
Goodwill, net at June 30, 2002......     $ 87,303        $128,259       $24,485     $240,047
                                         ========        ========       =======     ========

     The following table reflects the components of intangible assets as of June 30, 2002:

                                      GROSS CARRYING    ACCUMULATED
                                        AMOUNT          AMORTIZATION
                                         --------        --------
Intellectual property...............     $ 22,234        $  5,059
Customer lists......................       21,000           1,230
Distribution rights.................       16,206           5,108

     Amortization expense related to those intangible assets was $1.3 million for the three months ended June 30, 2002. Estimated annual amortization expense for each of the five succeeding years is as follows:

2002................................     $  5,299
2003................................        5,347
2004................................        5,009
2005................................        4,201
2006................................        3,777

NOTE 3

     Inventories consisted of the following:

                                         JUNE 30,        DEC. 30,
                                           2002            2001
                                      --------------    -----------
Raw materials.......................     $161,957        $133,364
Work-in-process.....................       64,534          44,530
Finished goods......................      127,465         130,881
                                         --------        --------
                                         $353,956        $308,775
                                         ========        ========

NOTE 4

     BUSINESS SEGMENT INFORMATION:

                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                              --------------------               ----------------------
                              JUNE 30,    JULY 1,     PERCENT     JUNE 30,     JULY 1,     PERCENT
                                2002        2001      CHANGE        2002         2001      CHANGE
                              --------    --------    -------    ----------    --------    -------
Sales
  Commercial................  $291,648    $246,598       18%     $  557,400    $469,416       19%
  Medical...................   113,473     107,366        6%        220,776     213,770        3%
  Aerospace.................   141,185     149,040       (5%)       276,526     290,552       (5%)
                              --------    --------               ----------    --------
  Total.....................  $546,306    $503,004        9%     $1,054,702    $973,738        8%
                              ========    ========               ==========    ========
Operating profit
  Commercial................  $ 29,684    $ 26,638       11%     $   55,388    $ 51,708        7%
  Medical...................    18,394      17,658        4%         35,761      34,733        3%
  Aerospace.................    10,888      16,436      (34%)        22,317      32,871      (32%)
                              --------    --------               ----------    --------
                                58,966      60,732*      (3%)       113,466     119,312*      (5%)
                              --------    --------               ----------    --------
Less:
  Interest expense..........     6,239       7,378      (15%)        12,275      14,089      (13%)
  Corporate expenses........     4,613       4,649       (1%)         9,183       9,293       (1%)
  Goodwill amortization
     expense................        --       3,228*      --              --       6,428*      --
                              --------    --------               ----------    --------
Income before taxes.........    48,114      45,477        6%         92,008      89,502        3%
  Taxes on income...........    14,578      14,416        1%         28,054      28,460       (1%)
                              --------    --------               ----------    --------
  Net income................  $ 33,536    $ 31,061        8%     $   63,954    $ 61,042        5%
                              ========    ========               ==========    ========

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

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA

RESULTS OF OPERATIONS:

     Revenues increased 9% in the second quarter of 2002 to $546.3 million from $503.0 million in 2001. Core product improvement accounted for approximately one-third of the sales growth and acquisitions contributed approximately two-thirds. The Commercial, Medical and Aerospace segments comprised 53%, 21% and 26% of the company's net sales, respectively.

     The gross profit margin decreased to 27.3% in 2002 compared with 28.5% in 2001, as all three segments contributed to the decline. Operating expenses as a percentage of sales declined to 17.3% in 2002 compared with 18.0% in 2001 as declines in Medical and Commercial offset an increase in the Aerospace Segment. In addition, operating expenses in 2002 exclude the amortization of goodwill in accordance with SFAS 142.

     Operating profit decreased 3% in the second quarter from $60.7 million in 2001 to $59.0 million in 2002, as gains in the Commercial and Medical segments were more than offset by a decline in the Aerospace Segment. Operating margin declined to 10.8% in 2002 versus 12.1% in 2001. The Commercial, Medical and Aerospace segments comprised 50%, 31% and 19% of the company's operating profit, respectively.

     Net income and diluted earnings per share for the quarter were $33.5 million and $0.84. Excluding goodwill amortization expense in the second quarter of 2001, net income remained even with last year and diluted earnings per share declined 1%. Interest expense declined in 2002 due to lower interest rates and a reduction in the average debt outstanding. The effective income tax rate was 30.3% in 2002 compared with 31.7% in 2001. The decline resulted from the impact of SFAS 142 adoption in 2002 and a higher proportion of income in 2002 earned in countries with relatively lower tax rates.

INDUSTRY SEGMENT REVIEW:

     For comparative purposes second quarter 2001 goodwill amortization expense of $3.2 million (Commercial -- $.7 million, Medical -- $2.1 million,
Aerospace -- $.4 million) has been reclassified from operating profit to a corporate expense item. Discussion of operating profit and margin below reflects the reclassified amounts.

     Sales in the Commercial Segment increased 18% from $246.6 million in 2001 to $291.6 million in 2002 resulting from acquisitions, and to a lesser extent core growth. Marine sales increased as a result of stronger market conditions supplemented by new products. Industrial sales increased largely from the prior year acquisition of a fuel handling system manufacturer, the current year acquisition of a cable fabricator and distributor and growth in light-duty cable applications. These factors more than compensated for a decline in alternative fuel component sales. Automotive sales increased due to additional platforms for the adjustable pedal, new programs in Europe and the acquisition of a Japanese mechanical control manufacturer. Operating profit improved from $26.6 million in 2001 to $29.7 million in 2002 on core improvements in the Automotive and Marine product lines. Operating margin was lower primarily from pricing pressures, $1.2 million of costs related to the curtailment of a North American automotive facility and a lower contribution from acquisitions.

     Medical Segment sales increased 6% from $107.4 million in 2001 to $113.5 million in 2002 due primarily to core growth in both product lines. Core business gained in connection with the overall market supplemented by the introduction of new products in the Hospital Supply product line. Volume improvements increased operating profit 4% to $18.4 million in 2002 from $17.7 million in 2001. Operating margin declined slightly to 16.2% from 16.4% as a result of a disposition in Europe and initial costs incurred for new instrument management contracts.

     Aerospace Segment sales declined 5% from $149.0 million in 2001 to $141.2 million in 2002. Cargo handling systems, industrial gas turbine services, repair services and manufactured components sales and operating profit declined due to market conditions in the commercial aerospace and industrial gas turbine industries. Operating profit fell 34% to $10.9 million in 2002 from $16.4 million in 2001 and operating margin decreased from 11.0% in 2001 to 7.7% in 2002 resulting from lower volume, start up costs for a component manufacturing facility in Mexico and spending for new products in cargo handling systems.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:

     Cash flow from operations was $85.2 million for the first six months of 2002, compared to $54.7 million in 2001. The year-over-year increase was primarily the result of improvements in working capital levels relative to last year, particularly due to the timing of accounts payable. Total borrowings increased by $8.4 million to $448.7 million at June 30, 2002 as compared to $440.3 million at December 30, 2001. The increase was a result of currency exchange rate changes and borrowings incurred to finance acquisitions offset by repayments. The ratio of total debt to total capitalization decreased to 34% at June 30, 2002 from 36% at December 30, 2001 as equity increased in 2002 at a higher rate relative to debt.

FORWARD-LOOKING STATEMENTS:

     This quarterly report includes the company's current plans and expectations and is based on information available to it. It relies on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the company's 2002 Annual Meeting of Shareholders held on April 26, 2002, the following were elected to the Board of Directors of the company for a term expiring in 2005:

NAME                                                          VOTES FOR     WITHHELD
----                                                          ----------    --------
Lennox K. Black.............................................  35,193,531    491,907
William R. Cook.............................................  35,199,679    485,759
James W. Stratton...........................................  35,098,696    586,742

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

August 12, 2002