Form 10-Q
period 2002-10-29
TELEFLEX INC
filed 2002-11-12
CIK 96943

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

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

                         [X]  Yes               [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                    CLASS                            OUTSTANDING AT SEPTEMBER 29, 2002
        -----------------------------                ---------------------------------
        Common Stock, $1.00 Par Value                            39,360,053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TELEFLEX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPT. 29,      DEC. 30,
                                                                 2002          2001
                                                              ----------    ----------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................  $   54,429    $   46,900
  Accounts receivable less allowance for doubtful
     accounts...............................................     398,411       363,674
  Inventories...............................................     363,006       308,775
  Prepaid expenses..........................................      25,121        28,128
                                                              ----------    ----------
                                                                 840,967       747,477
Property, plant and equipment, at cost, less accumulated
  depreciation..............................................     591,465       565,695
Goodwill....................................................     249,130       223,911
Intangibles and other assets................................      69,378        56,444
Investments in affiliates...................................      44,758        41,493
                                                              ----------    ----------
                                                              $1,795,698    $1,635,020
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of borrowings and demand loans............  $  232,855    $  212,122
  Accounts payable and accrued expenses.....................     274,830       251,805
  Income taxes payable......................................      45,917        31,499
                                                              ----------    ----------
                                                                 553,602       495,426
Long-term borrowings........................................     220,414       228,180
Deferred income taxes and other.............................     145,735       133,271
                                                              ----------    ----------
                                                                 919,751       856,877
Shareholders' equity........................................     875,947       778,143
                                                              ----------    ----------
                                                              $1,795,698    $1,635,020
                                                              ==========    ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TELEFLEX INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                               ----------------------    ------------------------
                                               SEPT. 29,    SEPT. 30,    SEPT. 29,     SEPT. 30,
                                                 2002         2001          2002          2001
                                               ---------    ---------    ----------    ----------
Revenues.....................................  $508,238     $466,014     $1,562,940    $1,439,752
                                               --------     --------     ----------    ----------
Cost of sales................................   375,749      337,422      1,146,429     1,032,392
Operating expenses...........................    93,069       89,064        272,808       264,241
Interest expense.............................     6,280        7,263         18,555        21,352
                                               --------     --------     ----------    ----------
                                                475,098      433,749      1,437,792     1,317,985
                                               --------     --------     ----------    ----------
Income before taxes..........................    33,140       32,265        125,148       121,767
Provision for taxes on income................     6,860       10,163         34,914        38,623
                                               --------     --------     ----------    ----------
Net income...................................  $ 26,280     $ 22,102     $   90,234    $   83,144
                                               ========     ========     ==========    ==========
Earnings per share
  Basic......................................  $   0.67     $   0.57     $     2.30    $     2.15
  Diluted....................................  $   0.66     $   0.56     $     2.27    $     2.12
Dividends per share..........................  $  0.180     $  0.170     $    0.530    $    0.490
Average number of common and common
  equivalent shares outstanding
  Basic......................................    39,341       38,847         39,207        38,700
  Diluted....................................    39,820       39,379         39,809        39,258

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TELEFLEX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                              ---------------------
                                                              SEPT. 29,   SEPT. 30,
                                                                2002        2001
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  90,234   $  83,144
  Adjustments to reconcile net income to cash flows from
     operating activities:
     Depreciation expense...................................     65,509      54,628
     Amortization expense...................................      4,197      13,467
     (Increase) in accounts receivable......................     (8,795)    (15,872)
     (Increase) in inventory................................    (29,276)    (17,025)
     Decrease (increase) in prepaid expenses................      3,603      (7,921)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................     13,121      (7,121)
     Increase in income taxes payable.......................     11,995       6,214
                                                              ---------   ---------
                                                                150,588     109,514
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from new borrowings..............................      1,457      81,847
  Reduction in long-term borrowings.........................    (23,796)    (20,253)
  Increase in current borrowings and demand loans...........      4,857      80,675
  Proceeds from stock compensation plans....................      9,696       7,655
  Dividends.................................................    (20,771)    (18,972)
                                                              ---------   ---------
                                                                (28,557)    130,952
                                                              ---------   ---------
Cash flows from investing activities:
  Expenditures for plant assets.............................    (66,563)    (73,300)
  Payments for businesses acquired..........................    (49,863)   (167,772)
  Investments in affiliates.................................        (93)        543
  Other.....................................................      2,017        (495)
                                                              ---------   ---------
                                                               (114,502)   (241,024)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........      7,529        (558)
Cash and cash equivalents at the beginning of the period....     46,900      45,139
                                                              ---------   ---------
Cash and cash equivalents at the end of the period..........  $  54,429   $  44,581
                                                              =========   =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TELEFLEX INCORPORATED

                       STATEMENT OF COMPREHENSIVE INCOME

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        ---------------------   ---------------------
                                                        SEPT. 29,   SEPT. 30,   SEPT. 29,   SEPT. 30,
                                                          2002        2001        2002        2001
                                                        ---------   ---------   ---------   ---------
Net income............................................   $26,280     $22,102    $ 90,234     $83,144
Financial instruments marked to market................    (3,401)        297      (1,445)     (2,026)
Cumulative translation adjustment.....................    (4,299)      1,456      14,824      (8,907)
                                                         -------     -------    --------     -------
Comprehensive income..................................   $18,580     $23,855    $103,613     $72,211
                                                         =======     =======    ========     =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

     The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 29, 2002 and September 30, 2001 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q. At September 29, 2002, 5,386,132 shares of common stock were reserved for issuance under the company's stock compensation plans.

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

     In accordance with SFAS 142, the company discontinued the amortization of goodwill effective December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 ---------------------   ---------------------
                                                 SEPT. 29,   SEPT. 30,   SEPT. 29,   SEPT. 30,
                                                   2002        2001        2002        2001
                                                 ---------   ---------   ---------   ---------
Reported net income............................   $26,280     $22,102     $90,234     $83,144
Add: Goodwill amortization, net of tax.........        --       2,389          --       7,146
                                                  -------     -------     -------     -------
Adjusted net income............................   $26,280     $24,491     $90,234     $90,290
                                                  =======     =======     =======     =======
Basic earnings per share.......................   $   .67     $   .57     $  2.30     $  2.15
Add: Goodwill amortization, net of tax per
  basic share..................................        --         .06          --         .18
                                                  -------     -------     -------     -------
Adjusted basic earnings per share..............   $   .67     $   .63     $  2.30     $  2.33
                                                  =======     =======     =======     =======
Diluted earnings per share.....................   $   .66     $   .56     $  2.27     $  2.12
Add: Goodwill amortization, net of tax per
  diluted share................................        --         .06          --         .18
                                                  -------     -------     -------     -------
Adjusted diluted earnings per share............   $   .66     $   .62     $  2.27     $  2.30
                                                  =======     =======     =======     =======

     Changes in the carrying amount of goodwill for the nine months ended September 29, 2002, by operating segment, are as follows:

                                           COMMERCIAL       MEDICAL      AEROSPACE    TOTAL
                                         --------------   ------------   ---------   --------
Goodwill, net at December 30, 2001.....     $ 79,048        $120,551      $24,312    $223,911
Goodwill acquired......................        5,602          15,320        1,243      22,165
Translation adjustment.................        1,958             990          106       3,054
                                            --------        --------      -------    --------
Goodwill, net at September 29, 2002....     $ 86,608        $136,861      $25,661    $249,130
                                            ========        ========      =======    ========

     The following table reflects the components of intangible assets as of September 29, 2002:

                                         GROSS CARRYING   ACCUMULATED
                                             AMOUNT       AMORTIZATION
                                         --------------   ------------
Intellectual property..................     $ 32,506        $  6,503
Customer lists.........................       21,000           1,405
Distribution rights....................       15,895           5,614

     Amortization expense related to those intangible assets was $1.6 million for the three months ended September 29, 2002. Estimated annual amortization expense for each of the five succeeding years is as follows:

2002...................................     $  5,976
2003...................................        6,439
2004...................................        6,203
2005...................................        5,477
2006...................................        4,958

NOTE 3

     Inventories consisted of the following:

                                           SEPT. 29,        DEC. 30,
                                              2002            2001
                                         --------------   ------------
Raw materials..........................     $164,458        $133,364
Work-in-process........................       63,642          44,530
Finished goods.........................      134,906         130,881
                                            --------        --------
                                            $363,006        $308,775
                                            ========        ========

NOTE 4

     BUSINESS SEGMENT INFORMATION:

                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                 ---------------------             -----------------------
                                 SEPT. 29,   SEPT. 30,   PERCENT   SEPT. 29,    SEPT. 30,    PERCENT
                                   2002        2001      CHANGE       2002         2001      CHANGE
                                 ---------   ---------   -------   ----------   ----------   -------
Sales
  Commercial...................  $262,116    $218,253       20%    $  819,516   $  687,669      19%
  Medical......................   112,223     104,537        7%       332,999      318,307       5%
  Aerospace....................   133,899     143,224       (7%)      410,425      433,776      (5%)
                                 --------    --------              ----------   ----------
  Total........................  $508,238    $466,014        9%    $1,562,940   $1,439,752       9%
                                 ========    ========              ==========   ==========
Operating profit
  Commercial...................  $ 18,742    $ 14,788       27%    $   74,130   $   66,496      11%
  Medical......................    17,617      17,380        1%        53,378       52,113       2%
  Aerospace....................     7,954      15,396      (48%)       30,271       48,267     (37%)
                                 --------    --------              ----------   ----------
                                   44,313      47,564*      (7%)      157,779      166,876*     (5%)
                                 --------    --------              ----------   ----------
Less:
  Interest expense.............     6,280       7,263      (14%)       18,555       21,352     (13%)
  Corporate expenses...........     4,893       4,807        2%        14,076       14,100      --
  Goodwill amortization
     expense...................        --       3,229*      --             --        9,657*     --
                                 --------    --------              ----------   ----------
Income before taxes............    33,140      32,265        3%       125,148      121,767       3%
  Taxes on income..............     6,860      10,163      (33%)       34,914       38,623     (10%)
                                 --------    --------              ----------   ----------
  Net income...................  $ 26,280    $ 22,102       19%    $   90,234   $   83,144       9%
                                 ========    ========              ==========   ==========

---------------

* Goodwill amortization in 2001 has been reclassified from operating profit to a corporate expense item to facilitate comparison with the current period's results. In addition, references to prior year operating profit and margin in Management's Analysis of Quarterly Financial Data, contained on pages 7 through 9 herein, are based on the reclassified amounts.

               MANAGEMENT'S ANALYSIS OF QUARTERLY FINANCIAL DATA

RESULTS OF OPERATIONS:

     Revenues increased 9% in the third quarter of 2002 to $508.2 million from $466.0 million in 2001. The sales gain can be attributed primarily to acquisitions in the Commercial Segment and to a lesser extent changes in currency exchange rates. All three segments benefited from currency gains. The Commercial, Medical and Aerospace segments comprised 52%, 22% and 26% of the company's net sales, respectively.

     The gross profit margin decreased to 26.1% in 2002 compared with 27.6% in 2001, as an improvement in the Commercial Segment was more than offset by declines in the Medical and Aerospace segments. Operating expenses as a percentage of sales declined to 18.3% in 2002 compared with 19.1% in 2001 as the Medical and Aerospace segments reported declines. The Commercial Segment was flat relative to the comparable period last year. In addition, operating expenses in 2002 exclude the amortization of goodwill in accordance with SFAS 142.

     Operating profit decreased 7% in the third quarter from $47.6 million in 2001 to $44.3 million in 2002, as gains in the Commercial and Medical segments were more than offset by a decline in the Aerospace

Segment. Operating margin declined to 8.7% in 2002 versus 10.2% in 2001. The Commercial, Medical and Aerospace segments comprised 42%, 40% and 18% of the company's operating profit, respectively.

     Net income and diluted earnings per share for the quarter were $26.3 million and $0.66. Excluding goodwill amortization expense in the third quarter of 2001, net income improved 7% and diluted earnings per share increased 6%. Interest expense declined in 2002 due to lower interest rates and a reduction in the average debt outstanding. The effective income tax rate was 20.7% in 2002 compared with 31.5% in 2001. The reduction in the effective tax rate for the quarter includes a benefit of $3.1 million, or $0.08 per share from favorable tax settlements. Excluding the effect of these settlements, the effective tax rate would have been 30.0%, which compares favorably with the same period last year due to a higher proportion of income in 2002 earned in countries with relatively lower tax rates.

INDUSTRY SEGMENT REVIEW:

     For comparative purposes third quarter 2001 goodwill amortization expense of $3.2 million (Commercial -- $.7 million, Medical -- $2.1 million, Aerospace -- $.4 million) has been reclassified from operating profit to a corporate expense item. Discussion of operating profit and margin below reflects the reclassified amounts.

     Sales in the Commercial Segment increased 20% from $218.3 million in 2001 to $262.1 million in 2002 as all three product lines gained. The increase resulted from acquisitions, which accounted for half the growth, improvement in core sales and to a lesser extent, from changes in currency exchange rates. Stronger marine market conditions in both the OEM and aftermarket sectors coupled with increased sales of non-marine products such as the modern burner unit helped advance Marine product line revenues. The majority of Industrial product line sales growth can be attributed to the acquisition of a fabricator of stainless and carbon steel stranded products as core improvement in light duty cables was offset by declines in alternative fuel component sales. Automotive sales increased from the acquisition of a Japanese cable manufacturer, and from additional adjustable pedal systems volume, which was offset by price pressure in North America. Operating profit improved from $14.8 million in 2001 to $18.7 million in 2002 as all three product lines improved from the additional sales. Operating margin improved to 7.2% in 2002 from 6.8% in 2001 as a result of higher volume, additional production in low cost countries and the successful Morse Controls integration, which began in 2001.

     Medical Segment sales increased 7% from $104.5 million in 2001 to $112.2 million in 2002 due primarily to core growth in the Hospital Supply product line boosted by gains in hospital supply and home care markets, new products and currency exchange rate changes. Surgical Devices sales improved slightly as a gain from the acquisition of an orthopedic instrument manufacturer offset a market-driven decline in sales of certain closure products. Operating profit improved 1% to $17.6 million in 2002 from $17.4 million in 2001 as a volume-related improvement in the Hospital Supply product line more than compensated for a decline in Surgical Devices. Operating margin declined to 15.7% from 16.6% as a result of lower production rates in Hospital Supply to reduce inventory levels, pricing pressures, and a product mix change in the Surgical Devices product line.

     Aerospace Segment sales declined 7% from $143.2 million in 2001 to $133.9 million in 2002 from weaker commercial aerospace and industrial gas turbine market conditions affecting both volume and price. Cargo handling systems, industrial gas turbine services, repair services and manufactured components all reported double digit operating profit declines. Operating profit fell 48% to $8.0 million in 2002 from $15.4 million in 2001 and operating margin decreased from 10.7% in 2001 to 5.9% in 2002. The reductions resulted from the sales declines and expenses related to development of new container and cargo handling systems products.

CASH FLOWS FROM OPERATIONS AND LIQUIDITY:

     Cash flow from operations was $150.6 million for the first nine months of 2002, compared to $109.5 million in 2001. Year-over-year increases in net income, depreciation and lower working capital levels relative to last year, particularly due to the timing of accounts payable and prepaid expenses, led to the gain. Total borrowings increased by $13.0 million to $453.3 million at September 29, 2002 as compared to

$440.3 million at December 30, 2001. The increase was a result of borrowings incurred to finance acquisitions and currency exchange rate changes offset by repayments. The ratio of total debt to total capitalization improved to 34% at September 29, 2002 from 36% at December 30, 2001 as equity increased in 2002 at a higher rate relative to debt.

FORWARD-LOOKING STATEMENTS:

     This quarterly report includes the company's current plans and expectations and is based on information available to it. It relies on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Reports on Form 8-K.

     On August 12, 2002 Teleflex Incorporated filed a report on Form 8-K dated August 12, 2002, to file as an exhibit the sworn statement of its principal executive officer and principal financial officer signed pursuant to the Securities and Exchange Commission order requiring sworn statements.

                             TELEFLEX INCORPORATED

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TELEFLEX INCORPORATED

                                               /s/ HAROLD L. ZUBER, JR.
                                          --------------------------------------
                                                   Harold L. Zuber, Jr.
                                               Chief Financial Officer and
                                                 Executive Vice President

                                                /s/ STEPHEN J. GAMBONE
                                          --------------------------------------
                                                    Stephen J. Gambone
                                                 Chief Accounting Officer
                                                      and Controller

November 12, 2002

                             TELEFLEX INCORPORATED

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jeffrey P. Black, Chief Executive Officer and President of Teleflex Incorporated, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Teleflex Incorporated;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ JEFFREY P. BLACK
                                          --------------------------------------
                                                     Jeffrey P. Black
                                          Chief Executive Officer and President

Date: November 12, 2002

                             TELEFLEX INCORPORATED

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Harold L. Zuber, Jr., Chief Financial Officer and Executive Vice President of Teleflex Incorporated, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Teleflex Incorporated;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ HAROLD L. ZUBER, JR.
                                          --------------------------------------
                                                   Harold L. Zuber, Jr.
                                          Chief Financial Officer and Executive
                                                      Vice President

Date: November 12, 2002