Form 10-Q/A
period 2002-10-29
TELEFLEX INC
filed 2002-11-12
CIK 96943

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A adds Item 4 to Part I of the Quarterly Report of Teleflex Incorporated (the "Company") on Form 10-Q previously filed for the quarter ended September 29, 2002. Together these two filings constitute the Quarterly Report of the Company for the quarter ended September 29, 2002 and are referred to herein as the "quarterly report."

ITEM 4   -   CONTROLS AND PROCEDURES

As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                                       TELEFLEX INCORPORATED




                                       /s/ HAROLD L. ZUBER, JR.
                                      --------------------------
                                          Harold L. Zuber, Jr.
                                      Chief Financial Officer and
                                       Executive Vice President



                                       /s/ STEPHEN J. GAMBONE
                                      --------------------------
                                           Stephen J. Gambone
                                        Chief Accounting Officer
                                            and Controller



November 12, 2002