Form 10-K
period 2002-12-29
TELEFLEX INC
filed 2003-03-24
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File No. 1-5353

TELEFLEX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1147939 (I.R.S. Employer Identification No.)

630 West Germantown Pike, Suite 450, Plymouth Meeting, Pennsylvania (Address of principal executive offices)	19462 (Zip Code)

Registrant’s telephone number, including area code: (610) 834-6301

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1 per share — New York Stock Exchange

Preference Stock Purchase Rights — New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES X NO

      The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (35,093,640 shares) on June 28, 2002 (the last business day of the registrant’s most recently completed fiscal second quarter) was $2,005,601,526. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

      The registrant had 39,438,399 Common Shares outstanding as of February 28, 2003.

      Documents Incorporated by Reference: (a) Annual Report to Shareholders for the fiscal year ended December 29, 2002, incorporated partially in Part I and Part II hereof; and (b) Proxy Statement for the 2003 Annual Meeting of Shareholders, incorporated partially in Part III hereof.

INDEX TO EXHIBITS
TELEFLEX INCORPORATED ANNUAL REPORT
TELEFLEX INCORPORATED SUBSIDIARIES
POWER OF ATTORNEY

PART I

Item 1.     Business

      Teleflex Incorporated (“the Company”) was incorporated in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, the Company began to emphasize products and services in a broader range of economically diverse markets to reduce its vulnerability to economic cycles. Since the mid-1970s, the Company’s investments have been directed toward specific market niches employing its technical capabilities to provide solutions to specific engineering problems and toward expanding into medical businesses. The continuing stream of new products and value-added product improvements that have resulted from this strategy have enabled the Company to participate in larger market segments. Several of these new products and product improvements were developed by means of an unusual investment program of the Company called the New Venture Fund. Established in 1972, the Fund directs monies representing one-half percent of sales into the development of new products and services. This concept allows for entrepreneurial risk taking in new areas by encouraging innovation and competition among the Company’s managers for funds to pursue new programs and activities independent of their operating budgets. Examples of New Venture projects include the funding of second generation adjustable pedal research, flexible fuel hose and most of the early seed money for certain medical products.

      The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company’s Internet website (http://www.teleflex.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

      The Company’s business is separated into three business segments — Commercial, Medical and Aerospace.

COMMERCIAL SEGMENT

      The Commercial Segment designs and manufactures proprietary mechanical and electrical controls for the automotive market; mechanical, electronic and hydraulic controls, and electronic products for the recreational marine market; and proprietary products for fluid transfer and industrial applications. Products in the Commercial Segment generally are produced in higher unit volume than those of the Company’s other two segments. They are manufactured for broad distribution as well as custom fabricated to meet individual customer needs. For the most part consumer spending patterns influence the market trends for these products. The Commercial Segment consists of three major product lines: Automotive, Marine, and Industrial.

      The Company is a major supplier of driver control systems to automotive manufacturers worldwide. The principal products in this market are automatic and manual transmission gearshift systems; mechanical and electronic throttle systems; complete pedal box systems, including adjustable pedals; and various release cables and flexible fluoropolymer hoses. Acceptance by the automobile manufacturers of a Company-developed control for use on a new model ordinarily assures the Company a large, but not exclusive, market share for the supply of that control. In 2000, the Company acquired GFI Control Systems, a Tier I supplier of natural gas and propane systems, and hydrogen components to the alternative fuel vehicle market. To broaden the geographic offering of products to the alternative fuel market, the Company acquired Autogastechniek Holland b.v., providing greater presence in the European market. Also in 2002, the Company acquired a majority stake in Uniflex, Inc., a manufacturer of mechanical controls for the automobile industry in Japan.

      The Company is a leading domestic producer of mechanical steering systems for recreational powerboats. It also manufactures hydraulic steering systems, engine throttle and shift controls, electrical gauges and instrumentation, navigation systems and electronic fishfinders. The Company’s marine products are sold to boatbuilders and in the aftermarket, with the Humminbird line of electronic fishfinders sold substantially through retail outlets. These products are used principally on recreational craft. In February 2001, the Company acquired Morse Controls, a supplier of performance and control systems and aftermarket parts to the recreational and commercial marine markets, as well as for the truck, bus, construction and agricultural vehicle markets.

      Industrial controls and electrical instrumentation products are also manufactured for use in other applications, including construction and agricultural equipment, leisure vehicles and other on- and off-road vehicles. In addition, the Company produces stainless steel overbraided fluoroplastic hose for fluid transfer in such markets as the chemical, petroleum, food processing and automotive industries. In July 2001, the Company acquired the Fluid Handling Division of McKechnie Vehicle Components. With operations in the United States and Europe, this acquisition added fuel vapor assemblies, brake vacuum assemblies and other products to the Company’s existing product lines, expanding the Company’s offering to the automotive and truck fluid transfer markets. To broaden its industrial product line, the Company acquired Southwest Wire Rope in May 2002, a cable fabricator serving the offshore drilling, utilities and heavy equipment markets.

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

      Within the Medical Segment, the Company has two major product lines: Health Care Supply, formerly Hospital Supply, and Surgical Devices. The Company also supplies other medical devices manufacturers with standard and custom-designed semi-finished components using its polymer materials and processing technology, including precision extrusions.

      The Health Care Supply product line, operating as Rusch International, has established a manufacturing base and distribution network, primarily in Europe. Acquisitions designed to broaden the Company’s product and geographic offerings have been made over the years. During 2000, the Company acquired Medical Marketing Group, a supplier of specialty catheters to the United States home care market. The Health Care Supply product line includes the manufacture and sale of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. Product offerings include, among others, catheters, endotracheal tubes, laryngoscopes, face masks, tracheostomy tubes and stents for airway management, fluoropolymer-based precision tubing, components and wire products.

      Surgical Devices designs, manufactures and distributes, largely through its own sales force, instruments used in surgical procedures. These products include general and specialized surgical instruments primarily for the cardiovascular, ear, nose and throat, and orthopedic markets, and closure products, such as ligation clips, appliers and skin staplers. The Company also provides specialized instrument management services. In 1997, the acquisition of a manufacturer with a complementary line of closure products increased the Company’s product offerings. During 1998 and 1999, the Company acquired Sterilization Management Group (SMG) and a majority of the shares of Medical Sterilization, Inc., thus expanding its instrument management service capabilities. In 1999, the Company extended its mix and distribution of the Surgical Devices product line in the United States with the acquisition of Kmedic, an orthopedic instrument company. In 2002, the Company further increased its product offerings to the orthopedic market with the acquisition of Beere Medical Precision Instruments, a manufacturer and supplier of surgical instrumentation for the spinal surgery market.

AEROSPACE SEGMENT

      The Aerospace Segment serves the commercial aerospace, power generation and industrial turbomachinery markets and, to a lesser extent, the military market. Its businesses design and manufacture cargo handling systems and containers for aviation, and provide surface treatments, repair services and manufactured components for users of both flight and ground-based turbine engines. Sales are both to original equipment manufacturers and the aftermarket. These products and services, many of which are proprietary, require a high degree of engineering sophistication and are often custom designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and to demand for power generation.

      Baggage and cargo handling systems are manufactured and sold under the Telair International brand name. The Company’s baggage and cargo handling systems include patented, digitally controlled systems to move and secure containers of cargo inside commercial aircraft. In 1997, the Company acquired Scandinavian Bellyloading Company, a European manufacturer of cargo loading systems for narrow-body aircraft, which complemented the Company’s existing wide-body cargo handling systems. Cargo handling systems are sold either to aircraft manufacturers as original installations or to airlines and air freight carriers for retrofit of existing systems. The acquisition of Century Aero Products in 1999 and Air Cargo Equipment Corporation in 2000, both domestic manufacturers of cargo containers, further complemented the Company’s cargo handling systems and positions the Company as a full service provider of both wide-body and narrow-body systems and components. The Company also designs, manufactures and repairs mechanical and electromechanical components used on both commercial and, to a lesser extent, military aircraft. These other aircraft controls include flight controls, canopy and door actuators, cargo winches and control valves. In addition, the Company supplies spare parts to aircraft operators. This spare parts business extends as long as the particular type of aircraft continues in service.

      Through a network of facilities in eight countries, Teleflex provides a variety of sophisticated protective coatings and repair services marketed under the Sermatech International brand. These services are for ground turbine engine components, highly-specialized repairs for critical components such as fan blades and airfoils for flight-based turbine engines, and manufacturing and high quality dimensional finishing of airfoils and other turbine engine components. The Company offers a diverse range of technical services and materials technologies to turbine markets throughout the world. Through a joint venture with General Electric Aircraft Engines called, Airfoil Technologies International LLC (ATI), the Company provides fan blade and airfoil repair services for flight-based turbine engine blades. ATI serves as a vehicle for the technological and geographic expansion of the Sermatech repairs services business. In 2000, the Company acquired an engineering firm, Turbine Technology Services Corporation, which broadened the Company’s capabilities and provides a mechanism for expanding the coating and repair services to the power generation market.

MARKETING

      In 2002, the percentages of the Company’s consolidated net sales represented by its major markets were as follows: Commercial — 52%; Medical — 22%; and Aerospace — 26%.

      The major portion of the Company’s Automotive and Industrial products are sold to original equipment manufacturers. The majority of the Company’s Marine and Aerospace products are sold to the aftermarket. Medical products are sold both directly to hospitals and to distributors, with a small portion sold to original equipment manufacturers. Generally, products sold to the aerospace and automotive markets are sold through the Company’s own force of field engineers. Products sold to the marine, medical and general industrial markets are sold both through the Company’s own sales forces and through independent representatives and independent distributor networks.

      For information on foreign operations and export sales, see text under the heading “Business segments and other information” on page 25 of the Company’s 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

COMPETITION

      The Company has varying degrees of competition in all elements of its business. None of the Company’s competitors offers products for all the markets served by the Company. The Company believes that its competitive position depends on the technical competence and creative ability of its engineering and development personnel, and the know-how and skill of its manufacturing personnel, as well as its plants, tooling and other resources.

PATENTS

      The Company owns a number of patents and has a number of patent applications pending. The Company does not believe that its business is materially dependent on patent protection.

SUPPLIERS

      Materials used in the manufacture of the Company’s products are purchased from a large number of suppliers around the world. The Company is not dependent upon any single supplier for a substantial amount of the materials it uses.

BACKLOG AND SEASONAL NATURE OF BUSINESS

      As of December 29, 2002, the Company’s backlog of firm orders for the Aerospace Segment was $255 million, of which it is anticipated that more than one-half will be filled in 2003. The Company’s backlog for the Aerospace Segment on December 30, 2001 was $287 million.

      As of December 29, 2002, the Company’s backlog of firm orders for the Medical and Commercial segments was $31 million and $187 million, respectively. This compares with $33 million and $156 million, respectively, as of December 30, 2001. Substantially all of the December 29, 2002 backlog will be filled in 2003. Most of the Company’s medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

      A portion of the Company’s sales, particularly in the Commercial Segment are subject to seasonal fluctuations. Revenue in the automotive market is generally reduced in the third quarter of each year as a result of preparations by vehicle manufacturers for the upcoming model year. In addition, marine aftermarket sales generally increase in the second quarter as boat owners prepare their watercraft for the upcoming season.

EMPLOYEES

      The Company had approximately 18,100 employees at December 29, 2002.

EXECUTIVE OFFICERS

      The names and ages of all executive officers of the Company as of March 1, 2003 and the positions and offices with the Company held by each such officer are as follows:

		Positions and Offices
Name	Age	with Company

Lennox K. Black	72	Chairman of the Board (since 1982)
John J. Sickler	60	Vice Chairman (since 2000)
Jeffrey P. Black	43	President (since 2000), Chief Executive Officer (since 2002) and Director (since 2002)
Harold L. Zuber, Jr.	53	Executive Vice President (since 2001) and Chief Financial Officer (since 1990)
Steven K. Chance	57	Vice President (since 1984), General Counsel and Secretary (since 1992)
Ronald D. Boldt	60	Vice President — Human Resources (since 1992)
Kevin K. Gordon	40	Vice President — Corporate Development (since 2000)
C. Jeffrey Jacobs	49	Treasurer (since 2001)
Thomas M. Byrne	56	Assistant Treasurer (since 1990)
Stephen J. Gambone	46	Controller and Chief Accounting Officer (since 1998)
Joan W. Schwartz	60	Associate General Counsel (since 2002) and Assistant Secretary (since 2001)

      Mr. Lennox K. Black relinquished his position of Chief Executive Officer on May 9, 2002 to Jeffrey P. Black. Currently Lennox K. Black is Chairman of the Board. Previously, Mr. Black replaced David S. Boyer as Chief Executive Officer on January 31, 2000. Prior to that date Mr. Black was Chairman of the Board. Mr. Boyer resigned his position as President and Chief Executive Officer on January 31, 2000. Mr. Jeffrey P. Black is the son of Lennox K. Black.

      Mr. Sickler was elected Vice Chairman on December 8, 2000. Prior to that date he was a Senior Vice President of the Company.

      Mr. Jeffrey P. Black was named to the Company’s Board of Directors on November 4, 2002. In addition, Mr. Black was elected Chief Executive Officer on May 9, 2002, assuming the Chief Executive Officer duties from Mr. Lennox K. Black. Mr. Jeffrey P. Black was elected President of the Company on December 8, 2000. Prior to that date he was President of Teleflex Fluid Systems and Teleflex Industrial Group.

      Mr. Zuber was named Executive Vice President on April 27, 2001. Prior to that date he was a Vice President of the Company.

      Mr. Gordon was elected Vice President — Corporate Development on December 8, 2000. Prior to that date he was Director of Business Development.

      Mr. Jacobs was elected Treasurer on April 27, 2001. Prior to that date he was Director, Treasury Operations.

      Mr. Gambone was elected Controller and Chief Accounting Officer on April 24, 1998. Prior to that date he was Manager, Internal Auditing and Reporting.

      Ms. Schwartz was named Associate General Counsel on March 1, 2002 and was elected Assistant Secretary on April 27, 2001. Prior to that date she was Assistant General Counsel.

      Dr. Roy C. Carriker retired as Vice Chairman of the Company on December 31, 2002. Dr. Carriker was elected Vice Chairman on December 8, 2000. Prior to that date he was President and Chief Operating Officer of TFX Aerospace.

      Ms. Janine Dusossoit resigned her position of Vice President — Investor Relations on February 26, 2003.

      Officers are elected by the Board of Directors for one year terms.

Item 2.     Properties

      The Company’s operations have approximately 160 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses and other facilities. The properties are maintained in good operating condition. All the plants are suitably equipped and utilized and have space available for the activities currently conducted therein and the increased volume expected in the foreseeable future.

      The following are the Company’s major facilities:

	Square	Owned or		Expiration
Location	Footage	Leased		Date

Commercial Segment
Litchfield, IL	164,000	Owned		N/A
Nuevo Laredo, Mexico	141,000	Leased		2011
Dassel, Germany	140,000	Owned		N/A
Van Wert, OH	130,000	Owned	(1)	N/A
Richmond, Canada	115,000	Leased		2011
Singapore, Asia	115,000	Owned		N/A
Warren, MI	115,000	Leased		2003
Limerick, PA	110,000	Owned		N/A
Kendallville, IN	108,000	Owned		N/A
Dalstorp, Sweden	105,000	Owned		N/A
Hagerstown, MD	103,000	Owned	(1)	N/A
Basildon, England	102,000	Leased		2054
Eufaula, AL	98,000	Owned		N/A
Haysville, KS	98,000	Leased		2013
Vrable, Slovakia	98,000	Leased		2016
Houston, TX	91,000	Owned		N/A
Suffield, CT	90,000	Leased		2009
Houston, TX	88,000	Owned		N/A
Heiligenhaus, Germany	87,000	Owned		N/A
Hillsdale, MI	85,000	Owned	(1)	N/A
Matamoros, Mexico	85,000	Leased		2006

	Square	Owned or		Expiration
Location	Footage	Leased		Date

Sarasota, FL	82,000	Owned	(1)	N/A
Kitchener, Canada	75,000	Owned		N/A
Shenyang, P.R. China	70,000	Leased		2010
Willis, TX	70,000	Owned	(1)	N/A
Eufaula, AL	61,000	Owned		N/A
Birmingham, England	60,000	Leased		2016
La Clusienne, France	60,000	Owned		N/A
Enschede, Netherlands	54,000	Owned		N/A
Lebanon, VA	53,000	Owned	(1)	N/A
Milton Keynes, England	50,000	Owned		N/A
Lyons, OH	50,000	Owned		N/A
Medical Segment
Kernen, Germany	263,000	Owned		N/A
Taiping, Malaysia	157,000	Owned		N/A
Durham, NC	144,000	Owned		N/A
Kernen, Germany	114,000	Leased		2013
Syosset, NY	100,000	Leased		2010
Lurgan, Northern Ireland	80,000	Owned		N/A
Duluth, GA	69,000	Leased		2009
Kenosha, WI	67,000	Owned		N/A
Jaffrey, NH	60,000	Owned	(1)	N/A
Decatur, GA	51,000	Leased		2004
Aerospace Segment
Cincinnati, OH	160,000	Leased		2004
Oxnard, CA	145,000	Owned		N/A
Rancho Dominguez, CA	110,000	Leased		2004
Muncie, IN	105,000	Leased		2008
Singapore, Asia	104,000	Owned		N/A
Mentor, OH	90,000	Owned		N/A
Miami, FL	90,000	Leased		2004
Manchester, CT	74,000	Owned		N/A
Limerick, PA	70,000	Owned		N/A
Derbyshire, England	70,000	Leased		2014
Murray Hill, NJ	64,000	Leased		2011
Baltimore, MD	62,000	Leased		2003
Houston, TX	61,000	Owned		N/A
Houston, TX	55,000	Owned		N/A
Lincoln, England	50,000	Leased		2018

(1)	The Company is the beneficial owner of these facilities under installment sale or similar financing agreements.

      In addition to the above, the Company owns or leases approximately 2,800,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia and Asia.

Item 3.     Legal Proceedings

      The Company is subject to numerous federal, state and local environmental laws and regulations including the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act and the Clean Water Act. Environmental programs are in place throughout the Company including training, auditing and monitoring to ensure compliance with such laws and regulations. The Company has been named as a Potentially Responsible Party by the Environmental Protection Agency at various sites throughout the country. Environmental costs, including liabilities associated with such sites, and the costs of complying with existing environmental regulations are not expected to result in a liability material to the Company’s consolidated financial position or results of operations.

      The Company is a party to lawsuits and claims arising in the normal course of business. In the opinion of management, there are no pending claims or litigation, the outcome of which would have a material effect on the Company’s consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      See “Price Range And Dividends of Common Stock” on page 34 of the Company’s 2002 Annual Report to Shareholders for market price and dividend information. Also see the Note entitled “Borrowings and Leases” on page 22 of such Annual Report for certain dividend restrictions under loan agreements, all of which information is incorporated herein by reference. The Company had approximately 1,100 direct-registered individual shareholders at February 28, 2003. In addition, more than 250 mutual funds, insurance companies, banks and other institutional investors own the Company’s stock.

Item 6.     Selected Financial Data

      See pages 26 and 27 of the Company’s 2002 Annual Report to Shareholders, which pages are incorporated herein by reference.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      See the text under the heading “2002 Financial Review” on pages 28 through 33 of the Company’s 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      See the text section entitled “Liquidity, Market Risk and Capital Resources” contained within the “2002 Financial Review” on pages 28 through 33 of the Company’s 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

      See pages 17 through 25 of the Company’s 2002 Annual Report to Shareholders, which pages are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      For information with respect to the Company’s Directors and Director nominees, see “Election Of Directors”, “Nominees For The Board of Directors” and “Additional Information About The Board Of Directors” on pages 3 through 5 of the Company’s Proxy Statement for its 2003 Annual Meeting, which information is incorporated herein by reference.

      For information with respect to the Company’s Executive Officers, see Part I of this report on pages 4 and 5, which information is incorporated herein by reference.

Item 11.     Executive Compensation

      See “Additional Information About The Board of Directors”, “Compensation Committee Report on Executive Compensation”, “Five-Year Shareholder Return Comparison” and “Executive Compensation and Other Information” on pages 5 through 12 of the Company’s Proxy Statement for its 2003 Annual Meeting, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      See “Security Ownership of Certain Beneficial Owners and Management” on page 13, “Election Of Directors” and “Nominees For The Board of Directors” on pages 3 and 4 of the Company’s Proxy Statement for its 2003 Annual Meeting, which information is incorporated herein by reference.

      The following table sets forth certain information as of December 29, 2002 regarding the Company’s 1990 Stock Compensation Plan, 2000 Stock Compensation Plan and Global Employee Stock Purchase Plan:

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(A))

	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,135,824	$37.92	3,092,323
Equity compensation plans not approved by security holders	—	—	86,691 (1)

(1)	86,691 shares are available under purchase rights granted to non-United States employees of the Company under the Company’s Global Employee Stock Purchase Plan.

Item 13.     Certain Relationships and Related Transactions

      See “Additional Information About The Board Of Directors”, “Compensation Committee Report on Executive Compensation”, and “Executive Compensation and Other Information” on pages 5 through 12 of the Company’s Proxy Statement for its 2003 Annual Meeting, which information is incorporated herein by reference.

Item 14.     Controls and Procedures

      As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Consolidated Financial Statements:

The Index to Consolidated Financial Statements and Schedules is set forth on page 13 hereof.

(b)	Reports on Form 8-K:

None.

(c)	Exhibits:

The Exhibits are listed in the Index to Exhibits.

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8, Nos. 2-98715 (filed May 11, 1987), 33-34753 (filed May 10, 1990), 33-53385 (filed April 29, 1994), 333-77601 (filed May 3, 1999), 333-38224 (filed May 31, 2000), 333-41654 (filed July 18, 2000), 333-59814 (filed April 30, 2001) and 333-101005 (filed November 5, 2002):

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

TELEFLEX INCORPORATED

By	/s/ JEFFREY P. BLACK

Jeffrey P. Black
(President & Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated below.

By	/s/ HAROLD L. ZUBER, JR.

Harold L. Zuber, Jr.
(Executive Vice President & Chief Financial Officer)

By	/s/ STEPHEN J. GAMBONE

Stephen J. Gambone
(Controller & Chief Accounting Officer)

     Pursuant to General Instruction D to Form 10-K, this report has been signed by Steven K. Chance as Attorney-in-Fact for a majority of the Board of Directors as of the date indicated below.

Lennox K. Black	Director
Jeffrey P. Black	Director
Donald Beckman	Director
James W. Stratton	Director
Joseph S. Gonnella, MD	Director
William R. Cook	Director
Palmer E. Retzlaff	Director
Sigismundus W. W. Lubsen	Director
Patricia C. Barron	Director

By	/s/ STEVEN K. CHANCE

Steven K. Chance
Attorney-in-Fact

Dated: March 24, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jeffrey P. Black, Chief Executive Officer and President of Teleflex Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Teleflex Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY P. BLACK

Jeffrey P. Black
(Chief Executive Officer & President)

Date: March 24, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Harold L. Zuber, Jr., Chief Financial Officer and Executive Vice President of Teleflex Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Teleflex Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HAROLD L. ZUBER, JR.

Harold L. Zuber, Jr.
(Chief Financial Officer & Executive Vice President)

Date: March 24, 2003

TELEFLEX INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements together with the report thereon of PricewaterhouseCoopers LLP dated February 12, 2003 on pages 17 to 25 of the accompanying 2002 Annual Report to Shareholders are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information and those portions incorporated by specific reference in this document, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedule together with the report thereon of PricewaterhouseCoopers LLP dated February 12, 2003 on page 14 should be read in conjunction with the consolidated financial statements in such 2002 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

FINANCIAL STATEMENT SCHEDULE

Schedule:

Page

II	Valuation and qualifying accounts	15

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

     of Teleflex Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 12, 2003 appearing in the 2002 Annual Report to Shareholders of Teleflex Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 12, 2003

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File No. 2-98715, No. 33-34753, No. 33-53385, No. 333-77601, No. 333-38224, No. 333-41654, No. 333-59814, and No. 333-101005) of Teleflex Incorporated of our report dated February 12, 2003 relating to the consolidated financial statements of Teleflex Incorporated, which appears in the 2002 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 12, 2003 relating to the financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 21, 2003

TELEFLEX INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Doubtful	Balance at
	beginning	charged to	accounts	end of
For the year ended	of year	income	written off	year

December 29, 2002	$9,004,000	$4,672,000	$(3,617,000)	$10,059,000
December 30, 2001	$5,776,000	$5,957,000	$(2,729,000)	$9,004,000
December 31, 2000	$4,825,000	$2,460,000	$(1,509,000)	$5,776,000

INDEX TO EXHIBITS

March 24, 2003

EXHIBIT

3	(a)	-	The Company’s Articles of Incorporation (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated herein by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated herein by reference to Exhibit 3(a) of the Company’s Form 10-K for the year ended December 27, 1998.

	(b)	-	The Company’s Bylaws are incorporated herein by reference to Exhibit 3(b) of the Company’s Form 10-K for the year ended December 28, 1987.

4		-	The Company’s Shareholders’ Rights Plan is incorporated herein by reference to the Company’s Form 8-K dated December 7, 1998.

10	(a)	-	The 1990 Stock Compensation Plan, incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 incorporated by reference to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 28, 1997. As subsequently amended and restated on Form S-8 (Registration No. 333-59814) which is herein incorporated by reference.

	(b)	-	The Salaried Employees’ Pension Plan, as amended and restated in its entirety, effective July 1, 1989 and the retirement income plan as amended and restated in its entirety effective January 1, 1994 and related Trust Agreements, dated July 1, 1994 is incorporated by reference to the Company’s Form 10-K for the year ended December 25, 1994.

	(c)	-	Description of deferred compensation arrangement between the Company and its Chairman, L. K. Black, is incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

	(d)	-	Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 1995, and amended and restated on Form S-8 (Registration No. 333-77601) is incorporated by reference to Exhibit 10(f) of the Company’s Form 10-K for the year ended December 27, 1998.

	(e)	-	Information on the Company’s Profit Participation Plan, insurance arrangements with certain officers and deferred compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and compensation arrangements with directors is incorporated by reference to the Company’s definitive Proxy Statement for the 2001, 2002 and 2003 Annual Meeting of Shareholders.

	(f)	-	The Company’s Voluntary Investment Plan is incorporated by reference to Exhibit 28 of the Company’s registration statement on Form S-8 (Registration No. 2-98715), as amended and revised on Form S-8 (Registration No. 333-101005), filed November 5, 2002.

	(g)	-	The 2000 Stock Compensation Plan, incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000.

	(h)	-	The Company’s Global Employee Stock Purchase Plan, incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 333-41654) filed on July 18, 2000.

13		-	Pages 17 through 34 of the Company’s Annual Report to Shareholders for the period ended December 29, 2002.

21		-	The Company’s Subsidiaries.

23		-	Consent of Independent Accountant (see page 14 herein).

24		-	Power of Attorney.