Form 10-Q
period 2003-03-30
TELEFLEX INC
filed 2003-05-13
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to

Commission File Number 1-5353

TELEFLEX INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	23-1147939 (IRS Employer Identification Number)
630 West Germantown Pike, Suite 450 Plymouth Meeting, PA (Address of Principal Executive Office)	19462 (Zip Code)

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

☑     Yes                              ☐     No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☑     Yes                              ☐     No

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class	Outstanding at March 30, 2003

Common Stock, $1.00 Par Value	39,480,152

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	Mar. 30,	Dec. 29,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$43,102	$44,494
Accounts receivable less allowance for doubtful accounts	444,576	401,888
Inventories	394,037	365,535
Prepaid expenses	27,329	25,978

	909,044	837,895
Property, plant and equipment, at cost, less accumulated depreciation	611,605	604,241
Goodwill	276,873	257,999
Intangibles and other assets	76,592	68,810
Investments in affiliates	37,674	44,439

	$1,911,788	$1,813,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of borrowings and demand loans	$220,817	$182,776
Accounts payable and accrued expenses	293,640	276,938
Income taxes payable	49,088	38,769

	563,545	498,483
Long-term borrowings	226,810	240,123
Deferred income taxes and other	171,757	162,497

	962,112	901,103
Shareholders’ equity	949,676	912,281

	$1,911,788	$1,813,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars and Shares in Thousands, Except Per Share)

	Three Months Ended

	Mar. 30,	Mar. 31,
	2003	2002

Revenues	$546,221	$508,396

Cost of sales	403,942	373,290
Operating expenses	97,247	85,176
Interest expense	6,565	6,036
Non-operating gain	(3,068)	—

	504,686	464,502

Income before taxes	41,535	43,894
Provision for taxes on income	12,294	13,476

Net income	$29,241	$30,418

Earnings per share
Basic	$0.74	$0.78
Diluted	$0.74	$0.77
Dividends per share	$0.18	$0.17
Average number of common and common equivalent shares outstanding
Basic	39,446	39,038
Diluted	39,700	39,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended

	Mar. 30,	Mar. 31,
	2003	2002

Cash flows from operating activities:
Net income	$29,241	$30,418
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation expense	23,711	20,455
Amortization expense	1,698	1,260
(Increase) in accounts receivable	(35,598)	(21,136)
(Increase) in inventory	(18,143)	(10,618)
Decrease (increase) in prepaid expenses	367	(2,280)
Increase in accounts payable and accrued expenses	15,318	6,033
Increase in income taxes payable	10,583	4,168

	27,177	28,300

Cash flows from financing activities:
Reduction in long-term borrowings	(6,292)	(9,933)
Increase in current borrowings and demand loans	25,206	21,481
Proceeds from stock compensation plans	476	5,951
Dividends	(7,100)	(6,627)

	12,290	10,872

Cash flows from investing activities:
Expenditures for plant assets	(21,831)	(22,523)
Payments for businesses acquired	(22,916)	(9,742)
Proceeds from sale of businesses and assets	4,728	—
Investments in affiliates	(1,285)	(42)
Other	445	(1,948)

	(40,859)	(34,255)

Net (decrease) increase in cash and cash equivalents	(1,392)	4,917
Cash and cash equivalents at the beginning of the period	44,494	46,900

Cash and cash equivalents at the end of the period	$43,102	$51,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

STATEMENT OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three Months Ended

	Mar. 30,	Mar. 31,
	2003	2002

Net income	$29,241	$30,418
Financial instruments marked to market	454	513
Cumulative translation adjustment	11,863	(2,726)

Comprehensive income	$41,558	$28,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

      The accompanying unaudited condensed consolidated financial statements for the three months ended March 30, 2003 and March 31, 2002 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q. At March 30, 2003, 5,333,715 shares of common stock were reserved for issuance under the Company’s stock compensation plans.

Note 2

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that certain guarantees be recognized as liabilities at fair value at their inception date and requires certain disclosures by the guarantor in its financial statements about its obligations. In the ordinary course of business, the Company provides routine letters of credit, indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

Note 3

      The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. No stock-based employee compensation cost is reflected in net income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — (continued)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended

	Mar. 30,	Mar. 31,
	2003	2002

Net income, as reported	$29,241	$30,418
Deduct: Stock-based employee compensation expense using a fair value method	(1,087)	(860)

Pro forma net income	$28,154	$29,558

Earnings per share:
Basic
As reported	$0.74	$0.78
Pro forma	$0.71	$0.76
Diluted
As reported	$0.74	$0.77
Pro forma	$0.71	$0.75

Note 4

      Changes in the carrying amount of goodwill for the three months ended March 30, 2003, by operating segment, are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill, net at December 29, 2002	$94,566	$137,272	$26,161	$257,999
Goodwill acquired	16,480	—	—	16,480
Translation adjustment	1,792	559	43	2,394

Goodwill, net at March 30, 2003	$112,838	$137,831	$26,204	$276,873

      The following table reflects the components of intangible assets:

	Mar. 30, 2003		Dec. 29, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intellectual property	$39,069	$7,180	$33,378	$6,211
Customer lists	24,409	1,777	21,000	1,580
Distribution rights	20,330	7,569	19,646	6,595

      Amortization expense related to those intangible assets was $1,698 for the three months ended March 30, 2003. Amortization expense is estimated to be $7,041 in 2003, $6,901 in 2004, $6,190 in 2005, $5,406 in 2006 and $4,567 in 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5

      Inventories consisted of the following:

	Mar. 30,	Dec. 29,
	2003	2002

Raw materials	$167,450	$154,552
Work-in-process	71,237	59,596
Finished goods	155,350	151,387

	$394,037	$365,535

Note 6

      Business segment information:

	Three Months Ended

	Mar. 30,	Mar. 31,	Percent
	2003	2002	Change

Sales
Commercial	$299,811	$265,752	13%
Medical	118,145	107,303	10%
Aerospace	128,265	135,341	(5%)

Total	$546,221	$508,396	7%

Operating profit
Commercial	$29,127	$25,704	13%
Medical	19,047	17,367	10%
Aerospace	1,913	11,429	(83%)

	50,087	54,500	(8%)

Less:
Interest expense	6,565	6,036	9%
Corporate expenses	5,055	4,570	11%
Non-operating gain	(3,068)	—	—

Income before taxes	41,535	43,894	(5%)
Taxes on income	12,294	13,476	(9%)

Net income	$29,241	$30,418	(4%)

MANAGEMENT’S ANALYSIS OF QUARTERLY FINANCIAL DATA

Results of Operations:

      Revenues increased 7% in the first quarter of 2003 to $546.2 million from $508.4 million in 2002. The increase resulted from gains in the Commercial and Medical segments which more than offset a decline in the Aerospace Segment. The 7% increase in revenues was comprised of 4% from acquisitions, 5% from currency translation and a core business decline of 2%. The Commercial, Medical and Aerospace segments comprised 55%, 22% and 23% of the Company’s net sales, respectively.

      The gross profit margin declined to 26.0% in 2003 from 26.6% in 2002 as a result of a decrease in the Aerospace Segment, due to a combination of lower volume in Industrial Gas Turbine (IGT) Services and new lower margin programs in Repair Services. Commercial and Medical gross margin improved slightly.

Operating expenses as a percentage of sales increased to 17.8% in 2003 compared with 16.8% in 2002 as all three segments reported increases.

      Operating profit declined 8% in the first quarter to $50.1 million in 2003 from $54.5 million in 2002 resulting from a decline in the Aerospace Segment, which more than compensated for gains in the Commercial and Medical segments. Operating margin declined to 9.2% in 2003 from 10.7% in 2002 due primarily to a decline in the Aerospace Segment. Medical Segment margin declined slightly, while Commercial margin remained flat. The Commercial, Medical and Aerospace segments comprised 58%, 38% and 4% of the Company’s operating profit, respectively.

      Interest expense increased in 2003 primarily as a result of changes in exchange rates. During the quarter, the Company completed the sale of a non-core equity investment resulting in a pre-tax gain of $3.1 million, or $0.05 cents per share after tax. The effective income tax rate was 29.6% in 2003 compared with 30.7% in 2002. The decline resulted from a higher proportion of income in 2003 earned in countries with relatively lower tax rates. Net income and diluted earnings per share for the quarter were $29.2 million and $0.74, a 4% decline.

Industry Segment Review:

      Sales in the Commercial Segment gained 13% from $265.8 million in 2002 to $299.8 million in 2003 as all three product lines, Automotive, Marine and Industrial, reported gains. Automotive and Industrial product lines reported double-digit gains while Marine sales improved modestly. Automotive sales improved due to stronger foreign currencies and increased volume of the adjustable pedal and transmission guide control programs. Industrial sales grew largely as a result of acquisitions, including the 2003 purchase of a designer and manufacturer of electronic and electromechanical products for the automotive, marine and industrial markets. Marine revenues increased slightly as a result of improved sales to original equipment manufacturers and of non-marine products, which more than compensated for weaker aftermarket sales. Operating profit increased to $29.1 million from $25.7 million in 2002. Operating profit improved due to volume increases across all three product lines and prior year plant closings in the Automotive product line. Operating margin remained constant at 9.7%.

      Medical Segment sales increased 10% from $107.3 million in 2002 to $118.1 million in 2003. Stronger European currencies, increased volume of core anesthesia products in the Health Care Supply product line and the acquisition of a medical instrument company in the third quarter of 2002 led to the double-digit increase. Operating profit increased from $17.4 million in 2002 to $19.0 million in 2003 while operating margin declined slightly from 16.2% to 16.1%. In Health Care Supply, higher volume and greater reliance on production in low cost countries improved both operating profit and margin. In Surgical Devices, operating profit remained relatively constant and margin declined as a result of adverse mix.

      Aerospace Segment sales decreased 5% to $128.3 million in 2003 from $135.3 million in 2002 as this segment continued to experience weaker power generation and commercial aerospace markets. A significant sales decline in IGT Services more than offset growth in Repair Services and Cargo Systems. Manufactured Component revenue was relatively flat. Operating profit decreased 83% to $1.9 million and operating margin dropped from 8.4% in 2002 to 1.5% in 2003. Operating profit declined as a result of approximately $3 million in plant wind-down and closing costs, lower volume in IGT Services and, to a lesser extent currency pressures in Cargo Systems. These factors along with new Repair Services programs resulted in lower margins.

Cash Flows from Operations and Liquidity:

      Cash flows from operating activities in the first quarter of 2003 declined slightly to $27.2 million from the prior year period of $28.3 million. Accounts receivable levels increased due in part to increased sales in Europe, particularly Medical, where payment terms are longer. Total borrowings increased by $25 million to $447.6 million at March 30, 2003 as compared to $422.9 million at December 29, 2002. The increase was due to borrowings incurred to finance the acquisition and from currency exchange rate changes. The ratio of total debt to total capitalization at both December 29, 2002 and March 30, 2003 was 32%.

Forward-Looking Statements:

      This quarterly report includes the Company’s current plans and expectations and is based on information available to it. It relies on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

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

Item 4.	Controls and Procedures

      As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures provide reasonable assurance that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      1. During the quarter ended March 30, 2003, the Company filed the following report on Form 8-K:

On March 24, 2003 Teleflex Incorporated filed a report on Form 8-K dated March 24, 2003, to file as an exhibit the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TELEFLEX INCORPORATED

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEFLEX INCORPORATED

/s/ HAROLD L. ZUBER, JR.

Harold L. Zuber, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer) and duly authorized officer

May 13, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY P. BLACK

Jeffrey P. Black
Chief Executive Officer and President

Date: May 13, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HAROLD L. ZUBER, JR.

Harold L. Zuber, Jr.
Chief Financial Officer and Executive Vice President

Date: May 13, 2003