Form 10-Q
period 2003-06-29
TELEFLEX INC
filed 2003-08-12
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

☑     Yes                              ☐     No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☑     Yes                              ☐     No

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class	Outstanding at June 29, 2003

Common Stock, $1.00 Par Value	39,557,139

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	June 29,	Dec. 29,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$59,586	$44,494
Accounts receivable less allowance for doubtful accounts	449,829	401,888
Inventories	395,523	365,535
Prepaid expenses	24,571	25,978

	929,509	837,895
Property, plant and equipment, at cost, less accumulated depreciation	622,625	604,241
Goodwill	281,805	257,999
Intangibles and other assets	75,223	68,810
Investments in affiliates	38,418	44,439

	$1,947,580	$1,813,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of borrowings and demand loans	$207,032	$182,776
Accounts payable and accrued expenses	293,636	276,938
Income taxes payable	46,712	38,769

	547,380	498,483
Long-term borrowings	226,053	240,123
Deferred income taxes and other	177,000	162,497

	950,433	901,103
Shareholders’ equity	997,147	912,281

	$1,947,580	$1,813,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars and Shares in Thousands, Except Per Share)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenues	$577,945	$546,306	$1,124,166	$1,054,702

Cost of sales	423,339	397,390	827,281	770,680
Operating expenses	103,166	94,563	200,413	179,739
Interest expense	6,610	6,239	13,175	12,275
Non-operating gain	—	—	(3,068)	—

	533,115	498,192	1,037,801	962,694

Income before taxes	44,830	48,114	86,365	92,008
Provision for taxes on income	12,995	14,578	25,289	28,054

Net income	$31,835	$33,536	$61,076	$63,954

Earnings per share
Basic	$0.81	$0.85	$1.55	$1.63
Diluted	$0.80	$0.84	$1.54	$1.61
Dividends per share	$0.20	$0.18	$0.38	$0.35
Average number of common and common equivalent shares outstanding
Basic	39,539	39,241	39,493	39,140
Diluted	39,837	39,968	39,769	39,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended

	June 29,	June 30,
	2003	2002

Cash flows from operating activities:
Net income	$61,076	$63,954
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation expense	48,552	42,286
Amortization expense	3,477	2,596
(Increase) in accounts receivable	(28,446)	(26,626)
(Increase) in inventory	(8,024)	(21,234)
Decrease in prepaid expenses	3,801	428
Increase in accounts payable and accrued expenses	14,156	14,159
Increase in income taxes payable	7,583	9,655

	102,175	85,218

Cash flows from financing activities:
Reduction in long-term borrowings	(11,621)	(14,910)
Increase in current borrowings and demand loans	2,461	2,490
Proceeds from stock compensation plans	1,051	8,120
Dividends	(15,007)	(13,690)

	(23,116)	(17,990)

Cash flows from investing activities:
Expenditures for plant assets	(44,462)	(42,687)
Payments for businesses acquired	(22,916)	(27,807)
Proceeds from sale of businesses and assets	4,728	—
Investments in affiliates	(1,357)	(337)
Other	40	2,465

	(63,967)	(68,366)

Net increase (decrease) in cash and cash equivalents	15,092	(1,138)
Cash and cash equivalents at the beginning of the period	44,494	46,900

Cash and cash equivalents at the end of the period	$59,586	$45,762

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

STATEMENT OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income	$31,835	$33,536	$61,076	$63,954
Financial instruments marked to market	1,288	1,443	1,742	1,956
Cumulative translation adjustment	19,520	21,849	31,383	19,123

Comprehensive income	$52,643	$56,828	$94,201	$85,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

      The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 29, 2003 and June 30, 2002 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q. At June 29, 2003, 5,316,832 shares of common stock were reserved for issuance under the Company’s stock compensation plans.

Note 2

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that certain guarantees be recognized as liabilities at fair value at their inception date and requires certain disclosures by the guarantor in its financial statements about its obligations. In the ordinary course of business, the Company provides routine letters of credit, indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. Adoption of FIN 45 did not have a material impact on the results of operations or financial condition of the Company.

Note 3

      In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe adoption of FAS 150 will have a material impact on the results of operations or financial condition of the Company.

Note 4

      The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. No stock-based employee compensation cost is reflected in net income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income, as reported	$31,835	$33,536	$61,076	$63,954
Deduct: Stock-based employee compensation expense using a fair value method	(1,064)	(892)	(2,151)	(1,752)

Pro forma net income	$30,771	$32,644	$58,925	$62,202

Earnings per share:
Basic
As reported	$0.81	$0.85	$1.55	$1.63
Pro forma	$0.78	$0.82	$1.49	$1.58
Diluted
As reported	$0.80	$0.84	$1.54	$1.61
Pro forma	$0.78	$0.82	$1.49	$1.57

Note 5

      Changes in the carrying amount of goodwill for the six months ended June 29, 2003, by operating segment, are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill, net at December 29, 2002	$94,566	$137,272	$26,161	$257,999
Goodwill acquired	15,917	—	—	15,917
Translation adjustment	6,065	1,702	122	7,889

Goodwill, net at June 29, 2003	$116,548	$138,974	$26,283	$281,805

      The following table reflects the components of intangible assets:

	June 29, 2003		Dec. 29, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intellectual property	$40,275	$8,198	$33,378	$6,211
Customer lists	24,697	1,999	21,000	1,580
Distribution rights	21,313	8,516	19,646	6,595

      Amortization expense related to those intangible assets was $3,477 for the six months ended June 29, 2003. Amortization expense is estimated to be $7,265 in 2003, $7,138 in 2004, $6,398 in 2005, $5,579 in 2006 and $4,701 in 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6

      Inventories consisted of the following:

	June 29,	Dec. 29,
	2003	2002

Raw materials	$172,764	$154,552
Work-in-process	73,057	59,596
Finished goods	149,702	151,387

	$395,523	$365,535

Note 7

      Business segment information:

	Three Months Ended			Six Months Ended

	June 29,	June 30,	Percent	June 29,	June 30,	Percent
	2003	2002	Change	2003	2002	Change

Sales
Commercial	$318,205	$291,648	9%	$618,016	$557,400	11%
Medical	129,679	113,473	14%	247,824	220,776	12%
Aerospace	130,061	141,185	(8%)	258,326	276,526	(7%)

Total	$577,945	$546,306	6%	$1,124,166	$1,054,702	7%

Operating profit
Commercial	$32,905	$29,684	11%	$62,032	$55,388	12%
Medical	21,576	18,394	17%	40,623	35,761	14%
Aerospace	1,940	10,888	(82%)	3,853	22,317	(83%)

	56,421	58,966	(4%)	106,508	113,466	(6%)

Less:
Interest expense	6,610	6,239	6%	13,175	12,275	7%
Corporate expenses	4,981	4,613	8%	10,036	9,183	9%
Non-operating gain	—	—	—	(3,068)	—	—

Income before taxes	44,830	48,114	(7%)	86,365	92,008	(6%)
Taxes on income	12,995	14,578	(11%)	25,289	28,054	(10%)

Net income	$31,835	$33,536	(5%)	$61,076	$63,954	(5%)

MANAGEMENT’S ANALYSIS OF QUARTERLY FINANCIAL DATA

Results of Operations:

      Revenues increased 6% in the second quarter of 2003 to $577.9 million from $546.3 million in 2002. The 6% increase in revenues resulted from currency gains, as a 3% gain from acquisitions was negated by a 3% decline in core business. The Commercial and Medical segments each reported gains, which were offset in part by a decline in the Aerospace Segment. The Commercial, Medical and Aerospace segments comprised 55%, 22% and 23% of the Company’s net sales, respectively.

      The gross profit margin declined to 26.8% in 2003 from 27.3% in 2002, largely as a result of a quarter-over-quarter decline in the Aerospace Segment, particularly Industrial Gas Turbine (IGT) Services. Medical Segment gross margin improved slightly, while Commercial Segment gross margin declined slightly and

Aerospace Segment gross margin declined sharply. Operating expenses as a percentage of sales increased to 17.9% in 2003 compared with 17.3% in 2002. The Commercial and Medical segments declined while Aerospace Segment operating expenses increased relative to sales.

      Operating profit declined 4% in the second quarter to $56.4 million in 2003 from $59.0 million in 2002 resulting from a decline in the Aerospace Segment, which more than compensated for gains in the Commercial and Medical segments. Operating margin declined to 9.8% in 2003 from 10.8% in 2002 due to a decline in the Aerospace Segment. Commercial and Medical segment operating margins improved. The Commercial, Medical and Aerospace segments comprised 58%, 38% and 4% of the Company’s operating profit, respectively.

      Interest expense increased in 2003 as a result of changes in exchange rates. The effective income tax rate was 29.0% in the second quarter of 2003 compared with 30.3% in 2002. The decline resulted from a higher proportion of income in 2003 earned in countries with relatively lower tax rates. Net income and diluted earnings per share for the quarter were $31.8 million and $0.80, a 5% decline.

Industry Segment Review:

      Sales in the Commercial Segment gained 9% from $291.6 million in 2002 to $318.2 million in the second quarter of 2003 as all three product lines, Automotive, Marine and Industrial reported gains. Currency and acquisitions contributed to the top line gain. Core product sales declined slightly in the quarter, primarily a result of lower automotive cable and marine aftermarket sales. Automotive sales improved due to new platforms in North America for the adjustable pedal system, a new transmission guide control program in Europe and a positive contribution from currencies. Sales of non-marine products, including goods for military application, and new products such as the SmartCastTM bank fishfinder helped offset a weather related weaker marine aftermarket. Acquisitions, including the 2003 purchase of a designer and manufacturer of electronic and electromechanical products for the automotive, marine and industrial markets, helped drive Industrial product line sales higher. Commercial Segment operating profit improved from $29.7 million in 2002 to $32.9 million in 2003. Operating margin for the Commercial Segment increased to 10.3% from 10.2%. Automotive operating profit gained on increased volume in Europe, currency and the second quarter 2002 costs incurred to curtail a North American facility. Marine operating profit fell due to adverse product mix and the unfavorable impact of a stronger Canadian dollar. Acquisitions and core improvement in fluid handling systems helped boost Industrial product line operating profit.

      Medical Segment sales increased 14% from $113.5 million in 2002 to $129.7 million in 2003. Both product lines, Health Care Supply and Surgical Devices, improved. Stronger foreign currencies accounted for nearly two-thirds of the growth. Also contributing to growth was the acquisition of an orthopedic instrument manufacturer in September 2002 and increased volume of urology products. Operating profit increased to $21.6 million in 2003 from $18.4 million in 2002, and operating margin improved from 16.2% in 2002 to 16.6% in 2003. In Health Care Supply, volume improvement and increased reliance on production in low cost countries led to higher operating profit. In Surgical Devices, operating profit improved due largely to the acquisition and a reduction in operating expenses, which was partially offset by costs related to the closure of an off-site service facility.

      Aerospace Segment sales decreased 8% to $130.1 million in 2003 from $141.2 million in 2002. Results in this quarter continue to reflect price erosion and weaker power generation and commercial aerospace markets. The sales decrease was primarily due to a nearly 20% drop in IGT Services, with lesser declines in Manufactured Components and Cargo Systems, while Repair Services sales increased slightly. Operating profit declined 82% due largely to the weaker performance in IGT Services, particularly the engineering services and replacement parts businesses. These items, coupled with currency pressure and SARS, served to lower operating profit. Cargo Systems, Manufactured Components, and Repair Services all generated mid-single digit returns. Operating margin declined to 1.5% in 2003 from 7.7% in 2002.

Cash Flows from Operations and Liquidity:

      Cash flows from operating activities in the first six months of 2003 increased to $102.2 million from the prior year period of $85.2 million. The primary reason was reduced working capital requirements in the Aerospace Segment. Total borrowings increased by $10.2 million to $433.1 million at June 29, 2003 as compared to $422.9 million at December 29, 2002. The increase was due to borrowings incurred to finance the acquisition and from currency exchange rate changes offset by repayments. The ratio of total debt to total capitalization decreased to 30% at June 29, 2003 from 32% at December 29, 2002 as equity increased in 2003 at a higher rate relative to debt.

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

      At the Company’s 2003 Annual Meeting of Shareholders held on April 25, 2003, the following were elected to the Board of Directors of the Company for a term expiring in 2006:

Name	Votes For	Withheld

Jeffrey P. Black	35,404,703	250,418
Sigismundus W.W. Lubsen	35,457,878	197,243
Judith M. von Seldeneck	35,427,679	227,442
Harold L. Yoh, III	35,432,352	222,769

      The Shareholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 28, 2003, as follows:

For	25,626,168
Against	9,971,556
Abstain	54,273

Item 6.	Exhibits and Reports on Form 8-K

      1.     During the quarter ended June 29, 2003, the Company filed the following reports on Form 8-K:

On April 22, 2003 Teleflex Incorporated filed a report on Form 8-K dated April 22, 2003, to file as an exhibit a press release announcing earnings for the quarter ended March 30, 2003 and a summary of the conference call related thereto.

On May 13, 2003 Teleflex Incorporated filed a report on Form 8-K dated May 13, 2003, to file as an exhibit the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 12, 2003

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

Date: August 12, 2003

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

Date: August 12, 2003