Form 10-Q
period 2003-09-28
TELEFLEX INC
filed 2003-11-12
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-5353

TELEFLEX INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	23-1147939 (IRS Employer Identification Number)
155 South Limerick Road Limerick, PA (Address of Principal Executive Office)	19468 (Zip Code)

(610) 948-5100

(Telephone Number Including Area Code)

630 West Germantown Pike, Suite 450

Plymouth Meeting, PA 19462

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

☑     Yes                              ☐     No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☑     Yes                              ☐     No

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class	Outstanding at September 28, 2003

Common Stock, $1.00 Par Value	39,691,201

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	Sept. 28,	Dec. 29,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$46,553	$44,494
Accounts receivable less allowance for doubtful accounts	452,336	401,888
Inventories	430,355	365,535
Prepaid expenses	23,462	25,978

	952,706	837,895
Property, plant and equipment, at cost, less accumulated depreciation	635,700	604,241
Goodwill	278,275	257,999
Intangibles and other assets	105,242	68,810
Investments in affiliates	35,962	44,439

	$2,007,885	$1,813,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of borrowings and demand loans	$234,952	$182,776
Accounts payable and accrued expenses	317,599	276,938
Income taxes payable	48,780	38,769

	601,331	498,483
Long-term borrowings	216,990	240,123
Deferred income taxes and other	178,644	162,497

	996,965	901,103
Shareholders’ equity	1,010,920	912,281

	$2,007,885	$1,813,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars and Shares in Thousands, Except Per Share)

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Revenues	$550,850	$508,238	$1,675,016	$1,562,940

Cost of sales	410,611	375,749	1,237,892	1,146,429
Operating expenses	108,350	93,069	308,763	272,808
Interest expense	6,580	6,280	19,755	18,555
Non-operating gain	—	—	(3,068)	—

	525,541	475,098	1,563,342	1,437,792

Income before taxes	25,309	33,140	111,674	125,148
Provision for taxes on income	7,087	6,860	32,376	34,914

Net income	$18,222	$26,280	$79,298	$90,234

Earnings per share
Basic	$0.46	$0.67	$2.01	$2.30
Diluted	$0.45	$0.66	$1.99	$2.27
Dividends per share	$0.20	$0.18	$0.58	$0.53
Average number of common and common equivalent shares outstanding
Basic	39,655	39,341	39,547	39,207
Diluted	40,072	39,820	39,870	39,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended

	Sept. 28,	Sept. 29,
	2003	2002

Cash flows from operating activities:
Net income	$79,298	$90,234
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation expense	73,158	65,509
Amortization expense	5,954	4,197
Increase in accounts receivable	(18,316)	(8,795)
Increase in inventory	(12,028)	(29,276)
Decrease in prepaid expenses	5,783	3,603
Increase in accounts payable and accrued expenses	9,739	13,121
Increase in income taxes payable	11,777	11,995

	155,365	150,588

Cash flows from financing activities:
Proceeds from new borrowings	—	1,457
Reduction in long-term borrowings	(21,109)	(23,796)
Increase in current borrowings and demand loans	28,288	4,857
Proceeds from stock compensation plans	3,786	9,696
Dividends	(22,937)	(20,771)

	(11,972)	(28,557)

Cash flows from investing activities:
Expenditures for plant assets	(67,476)	(66,563)
Payments for businesses acquired	(74,436)	(49,863)
Proceeds from sale of businesses and assets	4,728	—
Investments in affiliates	(956)	(93)
Other	(3,194)	2,017

	(141,334)	(114,502)

Net increase in cash and cash equivalents	2,059	7,529
Cash and cash equivalents at the beginning of the period	44,494	46,900

Cash and cash equivalents at the end of the period	$46,553	$54,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

STATEMENT OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Net income	$18,222	$26,280	$79,298	$90,234
Financial instruments marked to market	236	(3,401)	1,978	(1,445)
Cumulative translation adjustment	(925)	(4,299)	30,458	14,824

Comprehensive income	$17,533	$18,580	$111,734	$103,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

      The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 28, 2003 and September 29, 2002 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q. At September 28, 2003, 5,201,859 shares of common stock were reserved for issuance under the Company’s stock compensation plans.

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

Note 3

      In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 did not have a material impact on the results of operations or financial condition of the Company.

Note 4

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires a company to consolidate a variable interest entity if it is the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity investors do

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — (continued)

not have a controlling financial interest or sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also has a disclosure requirement for all variable interest entities of a company, even if the company is not the primary beneficiary. FIN 46 is applicable to variable interest entities created after January 31, 2003. The provisions are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. While the Company believes this Interpretation will not have a material effect on its results of operations or financial condition, it is continuing to evaluate the effect of adoption of this Interpretation.

Note 5

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

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Net income, as reported	$18,222	$26,280	$79,298	$90,234
Deduct: Stock-based employee compensation expense using a fair value method	(1,080)	(896)	(3,231)	(2,648)

Pro forma net income	$17,142	$25,384	$76,067	$87,586

Earnings per share:
Basic
As reported	$0.46	$0.67	$2.01	$2.30
Pro forma	$0.43	$0.65	$1.92	$2.23
Diluted
As reported	$0.45	$0.66	$1.99	$2.27
Pro forma	$0.43	$0.64	$1.92	$2.21

Note 6

      Changes in the carrying amount of goodwill for the nine months ended September 28, 2003, by operating segment, are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill, net at December 29, 2002	$94,566	$137,272	$26,161	$257,999
Goodwill acquired	12,258	—	—	12,258
Translation adjustment	5,834	2,058	126	8,018

Goodwill, net at September 28, 2003	$112,658	$139,330	$26,287	$278,275

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the components of intangible assets:

	Sept. 28, 2003		Dec. 29, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intellectual property	$58,224	$9,268	$33,378	$6,211
Customer lists	32,867	2,600	21,000	1,580
Distribution rights	24,414	9,340	19,646	6,595

      Amortization expense related to those intangible assets was $6.0 million for the nine months ended September 28, 2003. Amortization expense is estimated to be $8,332 in 2003, $9,032 in 2004, $8,269 in 2005, $7,620 in 2006 and $6,801 in 2007.

Note 7

      Inventories consisted of the following:

	Sept. 28,	Dec. 29,
	2003	2002

Raw materials	$188,671	$154,552
Work-in-process	84,329	59,596
Finished goods	157,355	151,387

	$430,355	$365,535

Note 8

      Business segment information:

	Three Months Ended			Nine Months Ended

	Sept. 28,	Sept. 29,	Percent	Sept. 28,	Sept. 29,	Percent
	2003	2002	Change	2003	2002	Change

Sales
Commercial	$279,241	$262,116	7%	$897,257	$819,516	9%
Medical	139,644	112,223	24%	387,468	332,999	16%
Aerospace	131,965	133,899	(1%)	390,291	410,425	(5%)

Total	$550,850	$508,238	8%	$1,675,016	$1,562,940	7%

Operating profit
Commercial	$15,815	$18,742	(16%)	$77,847	$74,130	5%
Medical	20,992	17,617	19%	61,615	53,378	15%
Aerospace	469	7,954	(94%)	4,322	30,271	(86%)

	37,276	44,313	(16%)	143,784	157,779	(9%)

Less:
Interest expense	6,580	6,280	5%	19,755	18,555	6%
Corporate expenses	5,387	4,893	10%	15,423	14,076	10%
Non-operating gain	—	—	—	(3,068)	—	—

Income before taxes	25,309	33,140	(24%)	111,674	125,148	(11%)
Taxes on income	7,087	6,860	3%	32,376	34,914	(7%)

Net income	$18,222	$26,280	(31%)	$79,298	$90,234	(12%)

MANAGEMENT’S ANALYSIS OF QUARTERLY FINANCIAL DATA

Results of Operations:

      Revenues increased 8% in the third quarter of 2003 to $550.9 million from $508.2 million in 2002. Overall growth was a result of currency gains and acquisitions which compensated for a decline in core business. Revenue improved in the Medical and Commercial segments while Aerospace Segment sales declined slightly. The Commercial, Medical and Aerospace segments comprised 51%, 25% and 24% of the Company’s net sales, respectively.

      The gross profit margin was 25.5% in 2003 compared to 26.1% in 2002. Declines primarily in the Aerospace Segment and to a lesser extent the Commercial Segment more than offset an improvement in the Medical Segment. Operating expenses as a percentage of sales increased to 19.7% in 2003 compared with 18.3% in 2002 as all three segments’ operating expenses increased relative to sales.

      Operating profit declined 16% in the third quarter to $37.3 million in 2003 from $44.3 million in 2002 resulting from declines in the Commercial and Aerospace segments, which more than offset a gain in the Medical Segment. Operating margin declined to 6.8% in 2003 from 8.7% in 2002 as all three segments reported a lower return on sales. The Commercial, Medical and Aerospace segments comprised 43%, 56% and 1% of the Company’s operating profit, respectively.

      Interest expense increased in 2003 primarily as a result of fluctuations in exchange rates. The effective income tax rate was 28.0% in the third quarter of 2003 compared with 20.7% in 2002. The lower rate in 2002 was the result of a favorable income tax settlement of $3.1 million, or $0.08 per share. Net income and diluted earnings per share for the quarter were $18.2 million and $0.45, a 31% and 32% decline, respectively.

Industry Segment Review:

      Commercial Segment sales gained 7% from $262.1 million in 2002 to $279.2 million on gains in the Automotive and Industrial product lines. Automotive sales increased on stronger foreign currencies and core improvement in Europe and Asia which more than compensated for a decline in North America as a result of pricing pressure and lower volume. Industrial product line sales benefited from the current year acquisitions of a designer and manufacturer of electronic and electromechanical products for the automotive, marine and industrial markets and an alternative fuels systems and component supplier in Europe. Marine sales declined modestly from the comparable quarter of 2002 due to lower marine aftermarket sales and weaker demand for certain non-marine products. Commercial Segment operating profit declined from $18.7 million in 2002 to $15.8 million in 2003 and as a result operating margin decreased to 5.7% from 7.2%. Automotive operating profit was relatively flat as volume gains were offset by costs to curtail a facility in North America. Marine operating profit fell primarily due to adverse product mix. Industrial operating profit declined as a result of lower core volume and costs associated with the start up of a new program in the alternative fuels group, which were offset in part by gains due to acquisitions.

      Sales in the Medical Segment increased 24% to $139.6 million in 2003 from $112.2 million in 2002. Both product lines, Health Care Supply and Surgical Devices, reported double-digit gains. Acquisitions, including the current quarter purchase of a cardiothoracic devices business and an orthopedic instrument manufacturer in 2002, accounted for over two-thirds of this Segment’s growth. Also contributing to top line improvement were favorable currency rates and to a lesser extent new products. Operating profit increased to $21.0 million in 2003 from $17.6 million in 2002. In Health Care Supply volume improvement and cost reduction efforts led to higher operating profit. Surgical Devices operating profit increased as a result of acquisitions. Operating margin declined from 15.7% in 2002 to 15.0% in 2003 as a result of a lower contribution from acquired businesses.

      Aerospace Segment sales declined 1% to $132.0 million in 2003 from $133.9 million in 2002. Double-digit sales declines in Cargo Systems and Manufactured Components were offset in part by an increase in Repair Services. The increase in Repair Services can be attributed to additional sales of low margin service offerings. Industrial Gas Turbine (IGT) Services sales declined slightly. Weaker demand and pricing constraints in the aerospace and power generation markets continued to impact this Segment. Operating profit declined 94% due largely to the weaker performance in IGT Services, including contract losses in the engineering services business and adverse product mix within the Segment as a whole. Operating margin declined to 0.4% in 2003 from 5.9% in 2002.

Cash Flows from Operations and Liquidity:

      Cash flows from operating activities in the first nine months of 2003 were $155.4 million, up modestly from the prior year period of $150.6 million. Reduced working capital demand, particularly in the Aerospace segment, and higher depreciation compensated for lower net income. Total borrowings increased by $29.0 million to $451.9 million at September 28, 2003 as compared to $422.9 million at December 29, 2002. The increase was due to borrowings incurred to finance acquisitions and from currency exchange rate changes offset by debt repayments. The ratio of total debt to total capitalization decreased to 31% at September 28, 2003 from 32% at December 29, 2002.

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

      As of the end of the quarter ended September 28, 2003, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures provide reasonable assurance that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      1.     Exhibits:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      2.     During the quarter ended September 28, 2003, the Company filed the following reports on Form 8-K:

On July 1, 2003 Teleflex Incorporated filed a report on Form 8-K dated July 1, 2003 to file as an exhibit a press release announcing the purchase of the cardiothoracic devices business from Genzyme Corporation.

On July 10, 2003 Teleflex Incorporated filed a report on Form 8-K dated July 7, 2003 to file as an exhibit a press release announcing the acquisition of Koltec-Necam B.V.

On July 17, 2003 Teleflex Incorporated filed a report on Form 8-K dated July 16, 2003, to file as an exhibit a press release announcing earnings for the quarter ended June 29, 2003.

On August 12, 2003 Teleflex Incorporated filed a report on Form 8-K dated August 12, 2003 to file as an exhibit the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On September 10, 2003 Teleflex Incorporated filed a report on Form 8-K dated September 9, 2003 to file as an exhibit a press release announcing anticipated earnings for the Company’s third quarter and fiscal year 2003.

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

/s/ HAROLD L. ZUBER, JR.

Harold L. Zuber, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer) and duly authorized officer

November 11, 2003

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.