Form 10-K
period 2003-12-28
TELEFLEX INC
filed 2004-03-11
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No. 1-5353

TELEFLEX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1147939 (I.R.S. Employer Identification No.)

155 South Limerick Road, Limerick Pennsylvania (Address of principal executive offices)	19468 (Zip Code)

Registrant’s telephone number, including area code: (610) 948-5100

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

YES X NO

      The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (35,552,291 shares) on June 29, 2003 (the last business day of the registrant’s most recently completed fiscal second quarter) was $1,543,324,952. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

      The registrant had 39,999,406 Common Shares outstanding as of February 29, 2004.

      Document Incorporated by Reference: Proxy Statement for the 2004 Annual Meeting of Shareholders, incorporated partially in Part III hereof. The Proxy Statement for the 2004 Annual Meeting of Shareholders will be filed within 120 days of the close of the registrant’s fiscal year.

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

      The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the company’s Internet website (www.teleflex.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, the Board of Directors has adopted a statement of Corporate Governance Principles and a Code of Ethics for all company directors, officers and employees. The Corporate Governance Principles, the Code of Ethics and the Governance Committee, Compensation Committee and Audit Committee Charters are posted on the company’s website (www.teleflex.com). These documents are also available in print form to any shareholder who requests them. Requests should be sent to the Legal Department at Teleflex Incorporated, 155 South Limerick Road, Limerick, PA 19468.

      The company’s business is separated into three business segments — Commercial, Medical and Aerospace.

COMMERCIAL SEGMENT

      The Commercial Segment designs and manufactures proprietary mechanical and electrical/electronic controls for the automotive market; mechanical, electronic and hydraulic controls, and electronic products for the recreational marine market; and proprietary products for fluid transfer and industrial applications. Products in the Commercial Segment generally are produced in higher unit volume than those of the company’s other two segments. They are manufactured for broad distribution as well as custom fabricated to meet individual customer needs. For the most part consumer spending patterns influence the market trends for these products. The Commercial Segment consists of three major product lines: Automotive, Marine, and Industrial.

      The company is a major supplier of driver control systems to automotive manufacturers worldwide. The principal products in this market are automatic and manual transmission gearshift systems; mechanical and electronic throttle systems; complete pedal box systems, including adjustable pedals; and various release cables and flexible fluoropolymer hoses. Acceptance by the automobile manufacturers of a company-developed control for use on a new model ordinarily assures the company a large, but not exclusive, market share for the supply of that control. In 2000, the company acquired GFI Control Systems, a Tier I supplier of natural gas and propane systems, and hydrogen components to the alternative fuel vehicle market. In 2002, the company acquired a majority stake in Uniflex, Inc., a manufacturer of mechanical controls for the automobile industry in Japan. In 2002 and 2003, the company acquired Autogastechniek Holland b.v. and Koltec-Necam to broaden the geographic offering of products to the alternative fuel market, providing greater presence in the European market. In 2003, the company acquired the passenger and light truck electronic throttle control business from Williams Controls, Inc., expanding the company’s ability to expedite future development of electronic throttle controls. Also in 2003, the company purchased the automotive cable division of Siemens VDO Automotive AG in the Czech Republic and the automotive seat comfort systems business of Henderson’s Automotive, Inc.

      The company is a leading domestic producer of mechanical steering systems for recreational powerboats. It also manufactures hydraulic steering systems, engine throttle and shift controls, electrical gauges and instrumentation, autopilots and electronic fishfinders. The company’s marine products are sold to boatbuilders and in the aftermarket, with the Humminbird line of electronic fishfinders sold substantially through retail outlets. These products are used principally on recreational watercraft. In February 2001, the company acquired Morse Controls, a supplier of performance and control systems and aftermarket parts to the recreational and commercial marine markets, as well as for the truck, bus, construction and agricultural vehicle markets.

      Industrial controls and electrical instrumentation products are also manufactured for use in other applications, including construction and agricultural equipment, leisure vehicles and other on- and off-road vehicles. In addition, the company produces stainless steel overbraided fluoroplastic hose for fluid transfer in such markets as the chemical, petroleum, food processing and automotive industries. In July 2001, the company acquired the Fluid Handling Division of McKechnie Vehicle Components. With operations in the United States and Europe, this acquisition added fuel vapor assemblies, brake vacuum assemblies and other products to the company’s existing product lines, expanding the company’s offering to the automotive and truck fluid transfer markets. To broaden its industrial product line, the company acquired Southwest Wire Rope in May 2002, a cable fabricator serving the offshore drilling, utilities and heavy equipment markets. In February 2003, the company purchased Megatech Electro, Inc., to expedite the development and delivery of electronic control products for the company’s global customer base.

MEDICAL SEGMENT

      The Medical Segment manufactures and distributes a broad range of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. It also designs and manufactures a variety of specialty surgical products, and provides instrument management services. Products in this Segment generally are required to meet exacting standards of performance and have long product life cycles. Economic influences on sales relate primarily to spending patterns in the worldwide medical devices and hospital supply markets.

      Within the Medical Segment, the company has two major product lines: Health Care Supply and Surgical Devices. The company also supplies other medical device manufacturers with standard and custom-designed semi-finished components using its polymer materials and processing technology, including precision extrusions.

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

      Surgical Devices designs, manufactures and distributes, largely through its own sales force, instruments used in surgical procedures. These products include general and specialized surgical instruments primarily for the cardiovascular, ear, nose and throat, and orthopedic markets, and closure products, such as ligation clips, appliers and skin staplers. The company also provides specialized instrument management services. In 1997, the acquisition of a manufacturer with a complementary line of closure products increased the company’s product offerings. During 1998 and 1999, the company acquired Sterilization Management Group (SMG) and a majority of the shares of Medical Sterilization, Inc., thus expanding its instrument management service capabilities. In 1999, the company extended its mix and distribution of the Surgical Devices product line in the United States with the acquisition of Kmedic, an orthopedic instrument company. In 2002, the company further increased its product offerings to the orthopedic market with the acquisition of Beere Medical Precision Instruments, a manufacturer and supplier of surgical instrumentation for the spinal surgery market. In 2003, the company acquired substantially all of the assets of the cardiothoracic devices business of Genzyme Corporation, which increased utilization of our global distribution network and enhanced our product development capabilities.

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

      Cargo handling systems are manufactured and sold under the Telair International brand name. The company’s baggage and cargo handling systems include patented, digitally controlled systems to move and secure containers of cargo inside commercial aircraft. In 1997, the company acquired Scandinavian Bellyloading Company, a European manufacturer of cargo loading systems for narrow-body aircraft, which complemented the company’s existing wide-body cargo handling systems. Cargo handling systems are sold either to aircraft manufacturers as original installations or to airlines and air freight carriers for retrofit of existing systems. The acquisition of Century Aero Products in 1999 and Air Cargo Equipment Corporation in 2000, both domestic manufacturers of cargo containers, further complemented the company’s cargo handling systems and positioned the company as a full service provider of both wide-body and narrow-body systems and components. The company also designs, manufactures and repairs mechanical and electromechanical components used on both commercial and, to a lesser extent, military aircraft. These other aircraft controls include flight controls, canopy and door actuators, cargo winches and control valves. In addition, the company supplies spare parts to aircraft operators. This spare parts business extends as long as the particular type of aircraft continues in service.

      Through a network of facilities in eight countries, Teleflex provides a variety of sophisticated protective coatings and repair services marketed under the Sermatech International brand. These services are for ground turbine engine components, highly-specialized repairs for critical components such as fan blades and airfoils for flight-based turbine engines, and manufacturing and high quality dimensional finishing of airfoils and other turbine engine components. The company offers a diverse range of technical services and materials technologies to turbine markets throughout the world. Through a joint venture with General Electric Aircraft Engines, called Airfoil Technologies International LLC (ATI), the company provides fan blade and airfoil product and repair services for flight-based turbine engine blades. ATI serves as a vehicle for the technological and geographic expansion of the Sermatech repairs services business. In 2000, the company acquired an engineering firm, Turbine Technology Services Corporation, which broadened the company’s capabilities and provided a mechanism for expanding coating and repair services to the power generation market.

MARKETING

      In 2003, the percentages of the company’s consolidated net sales represented by its major markets were as follows: Commercial — 53%; Medical — 24%; and Aerospace — 23%.

      The major portion of the company’s Automotive and Industrial products are sold to original equipment manufacturers. The majority of the company’s Marine and Aerospace products are sold to the aftermarket. Medical products are sold directly to medical providers, distributors and original equipment manufacturers. Generally, products sold to the aerospace and automotive markets are sold through the company’s own force of field representatives. Products sold to the marine, medical and general industrial markets are sold both through the company’s own sales forces and through independent representatives and independent distributor networks.

      For information on foreign operations see Note 13 to the consolidated financial statements — “Business segments and other information” on pages F-19 through F-21, which information is incorporated herein by reference.

COMPETITION

      The company has varying degrees of competition in all elements of its business. None of the company’s competitors offer products for all the markets served by the company. The company believes that its competitive position depends on the technical competence and creative ability of its engineering and development personnel, and the know-how and skill of its manufacturing personnel, as well as its plants, tooling and other resources.

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

BACKLOG AND SEASONAL NATURE OF BUSINESS

      As of December 28, 2003, the company’s backlog of firm orders for the Aerospace Segment was $203 million, of which it is anticipated that three-fourths will be filled in 2004. The company’s backlog for the Aerospace Segment on December 29, 2002 was $255 million.

      As of December 28, 2003, the company’s backlog of firm orders for the Medical and Commercial segments was $42 million and $204 million, respectively. This compares with $31 million and $187 million, respectively, as of December 29, 2002. Substantially all of the December 28, 2003 backlog will be filled in 2004. Most of the company’s medical and commercial products are sold on orders calling for delivery within no more than a few months so that the backlog of such orders is not indicative of probable net sales in any future 12-month period.

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

EMPLOYEES

      The company had approximately 19,300 employees at December 28, 2003.

EXECUTIVE OFFICERS

      The names and ages of all executive officers of the company as of March 1, 2004 and the positions and offices with the company held by each such officer are as follows:

		Positions and Offices
Name	Age	with Company

Lennox K. Black	73	Chairman of the Board (since 1982)
John J. Sickler	61	Vice Chairman (since 2000) and Interim Chief Financial Officer (since 2003)
Jeffrey P. Black	44	President (since 2000), Chief Executive Officer (since 2002) and Director (since 2002)
Clark D. Handy	47	Executive Vice President — Human Resources (since 2003)
Steven K. Chance	58	Vice President (since 1984), General Counsel and Secretary (since 1992)
Kevin K. Gordon	41	Vice President — Corporate Development (since 2000)
C. Jeffrey Jacobs	50	Treasurer (since 2001)
Thomas M. Byrne	57	Assistant Treasurer (since 1990)
Joan W. Schwartz	61	Associate General Counsel (since 2002) and Assistant Secretary (since 2001)

      Mr. Lennox K. Black relinquished his position of Chief Executive Officer on May 9, 2002 to Jeffrey P. Black. Currently, Lennox K. Black is Chairman of the Board. Previously, Mr. Black replaced David S. Boyer as Chief Executive Officer on January 31, 2000. Prior to that date he was Chairman of the Board. Mr. Boyer resigned his position as President and Chief Executive Officer on January 31, 2000. Mr. Jeffrey P. Black is the son of Lennox K. Black.

      Mr. Sickler was elected Interim Chief Financial Officer effective December 31, 2003 and was elected Vice Chairman on December 8, 2000. Prior to that date he was a Senior Vice President of the company.

      Mr. Jeffrey P. Black was named to the company’s Board of Directors on November 4, 2002. In addition, Mr. Black was elected Chief Executive Officer on May 9, 2002, assuming the Chief Executive Officer duties from Mr. Lennox K. Black. Mr. Jeffrey P. Black was elected President of the company on December 8, 2000. Prior to that date he was President of the Teleflex Industrial Group from July 2000 to December 2000 and President of Teleflex Fluid Systems from 1999 to 2000.

      Mr. Handy was elected Executive Vice President — Human Resources on April 25, 2003. Prior to joining the company, he was Vice President of Human Resources for the Research and Development division of Wyeth from 2000 to 2003. Prior to that he was Vice President of Human Resources for the Supply Chain division of Wyeth from 1998 to 2000.

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

      Mr. Steven J. Gambone resigned his position of Controller and Chief Accounting Officer effective March 31, 2003.

      Mr. Ronald D. Boldt resigned his position of Vice President — Human Resources effective April 22, 2003.

      Mr. Harold L. Zuber, Jr. resigned his position of Executive Vice President and Chief Financial Officer effective December 31, 2003.

      Officers are elected by the Board of Directors for one year terms.

Item 2.     Properties

      The company’s operations have approximately 200 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses and other facilities. The properties are maintained in good operating condition. All the plants are suitably equipped and utilized and have space available for the activities currently conducted therein and the increased volume expected in the foreseeable future.

      The following are the company’s major facilities:

	Square	Owned or		Expiration
Location	Footage	Leased		Date

Commercial Segment
Dassel, Germany	243,000	Owned		N/A
Litchfield, IL	164,000	Owned		N/A
Eufaula, AL	150,000	Owned		N/A
Chongqing, P.R. China	149,000	Leased		2005
Nuevo Laredo, Mexico	141,000	Leased		2010
Van Wert, OH	141,000	Owned	(1)	N/A
Kendallville, IN	129,000	Owned		N/A
Richmond, Canada	120,000	Leased		2011
Singapore, Asia	117,000	Owned		N/A
Dalstorp, Sweden	114,000	Owned		N/A
Kitchener, Canada	111,000	Owned		N/A
La Clusienne, France	108,000	Owned		N/A
Nagano, Japan	104,000	Leased		2007
Basildon, England	102,000	Leased		2054
Haysville, KS	100,000	Leased		2010
Hagerstown, MD	99,000	Owned	(1)	N/A
Limerick, PA	98,000	Owned		N/A
Vrable, Slovakia	96,000	Leased		2016
Houston, TX	91,000	Owned		N/A
Suffield, CT	90,000	Leased		2009
Houston, TX	88,000	Owned		N/A
Heiligenhaus, Germany	87,000	Owned		N/A
Sarasota, FL	83,000	Owned	(1)	N/A
Willis, TX	80,000	Owned	(1)	N/A
Hillsdale, MI	77,000	Owned	(1)	N/A
Matamoros, Mexico	70,000	Leased		2006
Shanghai, P.R. China	70,000	Leased		2006
Laredo, TX	65,000	Leased		2008
Shenyang, P.R. China	64,000	Leased		2008
Birmingham, England	60,000	Leased		2016
Breda Rudonk, Holland	56,000	Leased		2006
Lebanon, VA	55,000	Owned	(1)	N/A
Cambridge, Canada	54,000	Leased		2004
Enschede, Netherlands	54,000	Owned		N/A
Clearwater, Florida	53,000	Leased		2006
Milton Keynes, England	50,000	Owned		N/A
Medical Segment
Kernen, Germany	300,000	Owned		N/A
Fall River, MA	165,000	Leased		2004
Taiping, Malaysia	157,000	Owned		N/A
Durham, NC	145,000	Owned		N/A
Kernen, Germany	110,000	Leased		2013
Syosset, NY	103,000	Leased		2010

	Square	Owned or	Expiration
Location	Footage	Leased	Date

Lurgan, Northern Ireland	85,000	Owned	N/A
Duluth, GA	69,000	Leased	2009
Kenosha, WI	67,000	Owned	N/A
Ft. Washington, PA	65,000	Owned	N/A
Jaffrey, NH	58,000	Owned (1)	N/A
Bad Liebenzell, Germany	52,000	Leased	2005
Decatur, GA	51,000	Leased	2004
Aerospace Segment
Cincinnati, OH	235,000	Leased	2004
Oxnard, CA	164,000	Owned	N/A
Miesbach, Germany	110,000	Leased	2013
Rancho Dominguez, CA	110,000	Leased	2004
Muncie, IN	105,000	Leased	2008
Singapore, Asia	104,000	Owned	N/A
Miami, FL	94,000	Leased	2004
Mentor, OH	89,000	Leased	2014
Houston, TX	86,000	Owned	N/A
Limerick, PA	76,000	Owned	N/A
Manchester, CT	70,000	Owned	N/A
Derbyshire, England	70,000	Leased	2024
Houston, TX	69,000	Owned	N/A
Murray Hill, NJ	65,000	Leased	2011
Baltimore, MD	62,000	Leased	2004
Hausham, Germany	59,000	Owned	N/A
Compton, CA	55,000	Leased	2010
Lincoln, England	50,000	Leased	2018

(1)	The company is the beneficial owner of these facilities under installment sale or similar financing agreements.

      In addition to the above, the company owns or leases approximately 2,400,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia and Asia.

Item 3.     Legal Proceedings

      The company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA), and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed.

      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

      The company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability contracts, intellectual property and environmental matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these lawsuits and claims in the opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company’s consolidated financial position, results of operations, or liquidity.

      Subsequent to the company’s year-end, the company was notified that a jury had rendered a verdict against one of its subsidiaries. A judgment on the verdict had not yet been entered as of March 11, 2004 pending further consideration by the court. See Note 14 to the consolidated financial statements, — “Subsequent event” on page F-21, for a further discussion of this matter.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      The company’s common stock is listed on the New York Stock Exchange, Inc. (symbol TFX). The company’s quarterly high, low and closing stock prices and dividends for 2003 and 2002 are shown below.

Price Range and Dividends of Common Stock

2003	High	Low	Last	Dividends

First Quarter	$44.40	$33.82	$36.00	$0.18
Second Quarter	$44.91	$35.25	$43.41	$0.20
Third Quarter	$50.19	$41.52	$42.84	$0.20
Fourth Quarter	$49.15	$42.60	$48.32	$0.20

2002	High	Low	Last	Dividends

First Quarter	$55.60	$43.60	$54.67	$0.17
Second Quarter	$59.35	$53.78	$57.15	$0.18
Third Quarter	$57.53	$40.85	$45.27	$0.18
Fourth Quarter	$47.08	$40.64	$41.30	$0.18

      Various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of the company’s stock and payment of cash dividends. Under the most restrictive of these provisions, $270 million of retained earnings was available for dividends at December 28, 2003. The company had approximately 1,124 direct-registered shareholders at December 28, 2003. In addition, more than 250 mutual funds, insurance companies, banks and other institutional investors own the company’s stock.

Item 6.     Selected Financial Data

	2003	2002	2001	2000	1999

	(Dollars and shares in thousands, except per share and employee data)
Summary of Operations
Revenues	$2,282,435	$2,076,229	$1,905,004	$1,764,482	$1,601,069
Income before interest and taxes	$177,828	$197,511	$188,160	$179,001	$160,488
Interest expense, net	26,337	25,023	28,465	20,787	17,732
Income before taxes	151,491	172,488	159,695	158,214	142,756
Taxes on income	42,388	47,222	47,384	48,990	47,536
Net income	$109,103	$125,266	$112,311	$109,224	$95,220
Per Share Data
Net earnings — basic	$2.76	$3.19	$2.90	$2.86	$2.52
Net earnings — diluted	$2.73	$3.15	$2.86	$2.83	$2.47
Cash dividends	$0.78	$0.71	$0.66	$0.58	$0.51
Book value	$26.69	$23.16	$19.99	$18.01	$15.85
Financial Position at Year End
Working capital	$393,516	$339,412	$252,051	$278,166	$275,528
Total assets	$2,110,613	$1,813,384	$1,635,020	$1,401,288	$1,263,444
Long-term borrowings	$229,882	$240,123	$228,180	$220,557	$246,191
Shareholders’ equity	$1,062,302	$912,281	$778,143	$690,422	$602,564
General
Capital expenditures	$94,230	$87,163	$97,744	$80,652	$96,516
Depreciation	$95,860	$89,435	$74,382	$62,728	$58,435
Average number of employees	19,243	17,746	16,927	15,986	13,980
Average common shares outstanding	39,598	39,251	38,752	38,203	37,857
Average shares, assuming dilution	39,942	39,786	39,280	38,633	38,525
Net income as a percent of revenues	4.8%	6.0%	5.9%	6.2%	5.9%
Return on average shareholders’ equity	11.1%	14.8%	15.3%	16.9%	16.7%

      See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 9 to 17 and the Notes to Consolidated Financial Statements on pages F-6 to F-21 which are contained herein by reference for information relating to significant items affecting the results of operations and financial position.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

      Accounting estimates that management believes are most critical to the company’s financial condition and operating results pertain to the valuation of accounts receivable, inventory, goodwill and revenue recognition. In developing estimates, management considered available information and used judgment.

      Accounts receivable represent amounts due from customers related to the sale of products. An allowance is maintained where realization of the full receivable is doubtful. The allowance is reviewed periodically and adjustments are made to reflect the current circumstances. We base our adjustments on historical experience, the period the account is outstanding, the financial position of the customer and information provided by credit rating services.

      Inventories are stated at the lower of average cost or market. Inventories have been reduced by a reserve for excess and obsolete inventories. The estimated reserve is based on management’s review of inventories on hand compared to estimated usage and sales.

      Goodwill is tested for impairment on an annual basis. Impairment testing is performed at the reporting unit level using a discounted cash flow model to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry specific economic conditions that are outside the control of the company.

      Substantially all of the company’s revenues are recognized when products are shipped or the service is completed in accordance with the terms of agreement, title and risk of loss transfers to customers, collection is probable, and pricing is fixed or determinable. In less than 2% of the company’s revenues the business uses the percentage of completion method on certain contracts to recognize its revenue.

      Product warranty liability arises out of the need to repair or replace product without charge to the customer. The company warrants such products from manufacturing defect. In estimating warranty liability, management bases its judgment on historical trends of units sold, recourse provisions against third parties, the status of existing claims, recall programs and communication with customers.

OVERVIEW

      The company’s major financial objectives, modified in 2003, are to achieve 10% to 14% average annual growth rate in revenues, to attain a 14% to 18% increase in net income, to return 10% of revenue in cash flow from operations, to pay cash dividends to shareholders that represent approximately 25% of trailing twelve months’ earnings and to earn 17% on average shareholders’ equity.

      The company is committed to maintaining a balance among its three segments: Commercial, Medical, and Aerospace. Balance among the three segments reduces the company’s risk from changes in the business cycle of any one segment, thus providing the company with the ability to consistently achieve its growth objectives. Diversification gives the company the opportunity to invest in all stages of a segment’s market cycle and provides a broader base of markets in which to grow. The company also diversifies within each segment by entering into new geographic areas and different sectors within a market and by extending products to additional markets.

      The company intends to achieve its growth objectives through a combination of acquisition and core growth. Core growth is defined as development and sales of new and existing products as well as sales into new markets. Over the past five years, the company’s core growth has accounted for approximately one-third of its overall growth. During the same time, the company has invested more than $450 million for acquisitions. These acquisitions fit strategically within the company’s businesses and bring new technologies, capabilities and market opportunities that will supplement future core growth. During 2002 and 2003, the company purchased thirteen businesses with annualized sales of approximately $260 million, $106 million of which contributed to revenue growth in 2003. Acquisitions, while adding initially to revenues, may not contribute proportionately to earnings in the early years. In these years, earnings generally are reduced by up-front costs such as interest, depreciation and amortization, and, in many instances, the expenses of integrating a newly acquired business into an existing operation. Additionally, many of the acquisitions include new technologies and products that require incremental investment to enhance their growth prospects.

      The company has maintained a conservative capital structure with total debt ranging from 30% to 40% of total capitalization. This provides the flexibility to increase borrowings should growth opportunities arise. Under these circumstances, it is conceivable that debt for a period of time may be higher than the historical average. The use of debt financing enables the company to maintain a lower cost of capital thus further enhancing value for shareholders. The company finances international operations primarily in their local currencies, reducing exposure to exchange rate fluctuations.

      Historically, operations have generated sufficient cash flow to finance the company’s core growth while borrowings have been incurred largely to finance acquisitions. Over the past five years, cash flow from operations has totaled over $930 million and represented 9.7% of cumulative sales. This operating cash flow is reinvested in the company’s core businesses, provides for the payment of dividends and enables the company to continue to upgrade and expand its plant and equipment. The company, while not particularly capital intensive, has spent approximately 4% to 5% of sales annually on plant and equipment. Over the past five years, dividends paid per share have increased at a compounded rate of 12%, and in 2003 the annualized quarterly dividend rate was increased 11% to 80 cents per share.

RESULTS OF OPERATIONS

      Beginning in 2002, the company adopted Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (SFAS 142), which requires that goodwill no longer be amortized but requires testing for impairment. No goodwill amortization was recorded in 2003 or 2002. Goodwill amortization of $12.9 million was expensed in 2001. The company determined that a goodwill impairment was not incurred in 2003 and 2002.

      Discussion of growth from acquisition reflects the impact of a purchased company twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year.

2003 VS. 2002

      Revenues increased 10% in 2003 to $2.28 billion from $2.08 billion resulting from gains in the Commercial and Medical Segments, which offset a decline in the Aerospace Segment. Acquisitions, net of dispositions, accounted for one-half of the company’s increase in revenue. The impact of currency exchange rates provided the remainder of the revenue increase. Overall core growth was relatively constant. Sales from international operations, which represented 49% of the company’s revenues, increased 23% in 2003 of which 12% resulted from stronger foreign currency and 5% from acquisitions. The Commercial, Medical and Aerospace segments accounted for 53%, 24% and 23% of the company’s revenues, respectively.

      In 2003, materials, labor and other product costs were 73.8% of revenues versus 73.4% in 2002, as increased costs in the Aerospace Segment and, to a lesser extent, the Commercial Segment were partially offset by a reduction in the Medical Segment. Selling, engineering and administrative expenses (operating expenses) increased to 18.5% of revenues in 2003 compared with 17.6% in 2002 due to increases in the Medical Segment, and to a lesser extent the Commercial Segment. Aerospace Segment operating expenses as a percent of revenues remained relatively constant. In the first quarter of 2003, the company sold an investment which resulted in a pretax gain of $3.1 million, or $0.05 per share. In the fourth quarter of 2002, the company sold two minor non-core businesses and also received insurance proceeds resulting in a $10.1 million gain, or $0.16 per share.

      Interest expense increased in 2003 by $1.3 million, largely a result of currency movement during the year. As a percent of revenues, interest expense has remained constant at 1.2%. The effective income tax rate increased to 28.0% in 2003 from 27.4% in 2002. The lower rate in 2002 was the result of favorable income tax settlements of $3.1 million. Excluding the effects of these settlements, the effective tax rate would have been 29.2% in 2002.

      Net income in 2003 decreased 13% to $109.1 million from $125.3 million. Diluted earnings per share decreased 13% from $3.15 in 2002 to $2.73 per share in 2003.

      The company closed or severely curtailed operations at 11 facilities in 2003. Costs related to these consolidation efforts were $9.0 million, of which 48% was Commercial, 24% Medical and 28% Aerospace. These costs were incurred throughout the year.

2002 VS. 2001

      Revenues increased 9% in 2002 to $2.08 billion from $1.90 billion resulting from gains in the Commercial and Medical segments, which offset a decline in the Aerospace Segment. Acquisitions, net of dispositions, accounted for two-thirds of the company’s increase in revenue. Core operations and the impact of currency exchange rates provided the remainder of the revenue increase. Sales from international operations, which represented 44% of the company’s revenues, increased 21% in 2002 from acquisitions, core growth, and in part from the company’s shift of production to countries where the cost of manufacturing is lower. The Commercial, Medical and Aerospace segments accounted for 52%, 22% and 26% of the company’s revenues, respectively.

      In 2002, materials, labor and other product costs increased to 73.4% of sales compared with 71.9% in 2001, as an improvement in the Commercial Segment was more than offset by higher costs in the Aerospace and, to a lesser extent, the Medical Segment. Selling, engineering and administrative expenses (operating expenses) declined to 17.6% of sales in 2002 compared with 18.2% in 2001 because operating expenses in 2002 exclude the amortization of goodwill in accordance with SFAS 142. In the fourth quarter of 2002, the company sold two minor non-core businesses and also received insurance proceeds resulting in a $10.1 million gain, or $0.16 per share.

      Interest expense declined in 2002 due primarily to lower interest rates, and interest expense decreased to 1.2% of sales from 1.5% in 2001. The effective income tax rate declined to 27.4% in 2002 from 29.7% in 2001. The reduction in the income tax rate includes a benefit of $3.1 million, or $0.08 per share, from favorable tax settlements. Excluding the effects of these settlements, the effective tax rate would have been 29.2%.

      Net income increased 12% in 2002 to $125.3 million from $112.3 million, and diluted earnings per share increased 10% to $3.15 in 2002 from $2.86 per share in 2001. Adjusting for the elimination of goodwill amortization in 2001, net income and diluted earnings per share would have increased 3% and 2%, respectively.

SEGMENT REVIEWS

      The following is a discussion of segment operating results as set forth in Note 13 to the consolidated financial statements — “Business segments and other information” on pages F-19 through F-21 which information is incorporated herein by reference. For comparative purposes, 2001 goodwill amortization of $12.9 million (Commercial — $2.9 million, Medical — $8.5 million, Aerospace — $1.5 million) has been reclassified from operating profit to a separate line item. Discussion of 2001 operating profit in these segment reviews reflects the reclassified amounts.

COMMERCIAL SEGMENT

      The Commercial Segment designs and manufactures proprietary mechanical and electrical/ electronic controls for the automotive market; mechanical, electronic and hydraulic controls, and electronic products for the recreational marine market; and proprietary products for fluid transfer and industrial applications, including fuel hose for the automotive market.

      Products in the Commercial Segment generally are produced in higher unit volume than those of the company’s other two segments. They are manufactured for broad distribution as well as custom fabricated to meet individual customer needs. For the most part, consumer spending patterns influence the market trends for these products.

2003 VS. 2002

      Commercial Segment sales increased 12% to $1.22 billion in 2003 from $1.09 billion in 2002. Acquisitions and currency translation added 6% and 5% to revenues, respectively. In Automotive, approximately one-half of the sales increase was due to stronger European currencies, while product sales such as the shifter, the guide control program, and the adjustable pedal system contributed substantially to the remainder. In Marine, sales increased mid-single digits on the strength of currency translations as sales declines in the marine aftermarket, primarily fishfinders, were offset by increased product sales to both truck and military markets. Industrial product line sales increased nearly 20% due to acquisitions, and to a lesser extent, currency. The acquisitions included electromechanical products and light-duty cable controls for the automotive, marine and industrial markets.

      Commercial Segment operating profit increased 2% in 2003 to $101.6 million from $99.8 million as slight improvements in the Automotive and Industrial product lines offset a modest decline in the Marine product line. Automotive operating profit improved as the result of higher volume from new products which served to more than offset the impact of customer price reductions and new product launch expenses. Conversely, Marine operating profit declined from the prior year due to adverse mix as lower margin marine OEM (original equipment manufacturers) and non-marine products replaced sales of higher margin aftermarket products. Industrial operating profit increased primarily from acquisitions, more than offsetting a core product decline. The most significant decline was in alternative fuel systems, the result of lower volume in part related to delays in the passage of the energy bill.

      Assets in this Segment increased $221 million; 41% of the increase resulted from acquisitions in the Automotive and Industrial product lines, and 36% from the impact of currency exchange rates. Return on average assets declined in 2003 to 11.5% from 13.7% in 2002 due to a lower return from acquisitions and the alternative fuel systems business.

2002 VS. 2001

      Sales in the Commercial Segment increased 20% to $1.09 billion in 2002 from $0.91 billion in 2001. All three product lines, Automotive, Marine and Industrial reported gains, with two-thirds of the improvement coming from acquisitions. Automotive sales increased from the acquisition of a Japanese cable manufacturer, additional adjustable pedal system volume, and new programs in Europe. Higher vehicle production in North America helped offset the effect of lower prices. In Marine, a stronger marine market in the niches served by the company led to higher OEM and aftermarket volume. Sales of new non-marine products such as auxiliary power units for locomotives and the modern burner unit for the military also contributed to sales growth. The growth in Industrial resulted primarily from acquisitions as core growth in light-duty cables was offset by declines in alternative fuel systems sales.

      Operating profit rose 15% in 2002 to $99.8 million from $86.7 million as all three product lines improved generally on the higher volume, while operating profit as a percent of revenues declined slightly from 9.5% in 2001 to 9.2 % in 2002. An increase in operating profit as a percent of revenues in the Marine product line was offset by declines in the Automotive and Industrial product lines. Within Automotive, operating profit was enhanced by gains in Europe and the adjustable pedal system; however, operating profit as a percent of revenues was lower primarily from price declines and plant shut down and curtailment costs and also from the dilutive impact of the acquisition. Marine gained in both operating profit and operating profit as a percent of revenues from the increase in sales and from the full year benefits of combining Morse Controls with existing Teleflex facilities. Within Industrial, operating profit increased from the acquisitions, which also lowered operating profit as a percent of revenues.

      Assets in this Segment increased from acquisitions in the Automotive and Industrial product line, and from the impact of currency exchange rates. Return on average assets declined in 2002 to 13.7% from 14.5% in 2001 due to a lower return from the acquisitions.

MEDICAL SEGMENT

      The Medical Segment manufactures and distributes a broad range of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. It also designs and manufactures a variety of specialty surgical devices and provides instrument management services.

      Products in the Medical Segment generally are required to meet exacting standards of performance and have long product life cycles. Economic influences on sales relate primarily to spending patterns in the worldwide medical devices and hospital supply markets.

2003 VS. 2002

      In 2003, Medical Segment sales increased 19% to $534.7 million from $448.7 million. Revenues gained 10% from acquisitions and 8% from the effects of stronger currencies while core growth remained relatively constant. In the Health Care Supply product line, two-thirds of the revenue increase came from stronger foreign currencies. Sales in the Surgical Devices product line improved substantially due to acquisitions including a cardiothoracic devices business in 2003.

      Operating profit increased 18% in 2003 to $85.4 million compared with $72.3 million in 2002. The increase in operating profit was comprised of equal contributions from Health Care Supply volume and acquisitions in the Surgical Devices product line. Overall operating profit as a percent of revenues declined as an improvement in the Health Care Supply product line from volume gains was more than offset by a decline in Surgical Devices, as a result of the acquisition. Going forward, Medical Segment margins are expected to improve, in part, from the integration of the acquisition and further consolidation efforts.

      Assets increased $69 million or 14%. The cardiothoracic devices acquisition accounted for 75% of the increase. Return on average assets increased from 15.4% to 16.0% as a result of strong operating profit improvements.

2002 VS. 2001

      In 2002, Medical Segment sales increased 5% to $448.7 million from $429.3 million due to gains in both the Health Care Supply and Surgical Devices product lines. In Health Care Supply, sales growth in core products supplemented by a number of new products provided the increase, with the impact of currency exchange rates also adding to sales. Within the Surgical Devices product line, growth in sales of instruments and instrument management services as well as the acquisition of an orthopedic instrument manufacturer offset a decline in core closure products sales.

      Operating profit increased 2% in 2002 to $72.3 million from $71.2 million, while operating profit as a percent of revenues declined to 16.1% from 16.6%. The increase in operating profit is due primarily to the volume gains in Health Care Supply while Surgical Devices declined slightly, and the drop in operating profit as a percent of revenues resulted from declines in both product lines. Within Health Care Supply, operating profit as a percent of revenues declined due to sales from lower margin products. Within Surgical Devices, a change in product mix, severance expenses and expenses related to the closing of an instrument management services facility resulted in the decline of operating profit as a percent of revenues.

      Assets increased due to the acquisition and from increases in currency exchange rates. Return on average assets declined from 16.4% to 15.4% as a result of the lower return from the acquisition.

AEROSPACE SEGMENT

      The Aerospace Segment serves the commercial aerospace, power generation and industrial turbomachinery markets and, to a lesser extent, the military market. Its businesses design and manufacture cargo handling systems and containers for aviation and provide surface treatments, repair services and manufactured components for users of both flight and ground-based turbine engines. Sales are both to OEMs and to the aftermarket.

      These products and services, many of which are proprietary, require a high degree of engineering sophistication and are often custom-designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and to demand for power generation.

2003 VS. 2002

      In 2003 Aerospace Segment sales decreased 2% to $528.6 million from $542.1 million in 2002. Core products declined by 4% while currency contributed a positive 2%. Sales declined due to weaker end markets in the Industrial Gas Turbine (IGT) product line and to a lesser extent the Cargo Systems and Manufactured Components product lines. These declines were tempered by an increase in Repair Product and Services revenues brought about by higher sales of low margin material product offerings.

      Operating profit declined 73% from $34.2 million in 2002 to $9.2 million in 2003, while operating profit as a percent of revenues fell to 1.7% from 6.3% in the prior year. A significant portion of the decline was attributable to the IGT product line which declined due to lower volume, major investments in new parts development, and contract losses in the engineering services business. Results in Cargo Systems and Manufactured Components were adversely impacted by volume declines and continued pricing pressures. Margins of Repair Product and Services declined due to the unfavorable product mix. Operating results are expected to improve in 2004 primarily as a result of substantial cost reductions in 2003.

      In 2003, assets increased $11 million or 2% due substantially to currency fluctuations. Return on average assets decreased to 2.0% in 2003 from 8.0% in 2002 primarily as a result of lower profits.

2002 VS. 2001

      Sales in the Aerospace Segment decreased 4% in 2002 to $542.1 million from $567.5 million in 2001. Sales dropped in three of four product lines in this Segment — Cargo Systems, IGT and Manufactured

Components — due to a decline in the commercial aerospace and power generation markets. Repair Product and Services sales increased due to an expansion in lower margin product offerings.

      Operating profit declined 45% to $34.2 million from $61.8 million, and operating profit as a percent of revenues fell to 6.3% from 10.9%, due to reductions in all four product lines in this Segment. Throughout the product lines, workforce reduction expenses lowered both operating profit and operating profit as a percent of revenues. In addition, the results in Cargo Systems were impacted by lower volume and prices and expenses related to the launch of wide-body products. In IGT, costs relating to the aftermarket parts and services business reduced the operating profit and operating profit as a percent of revenues. In Manufactured Components, a drop in volume lowered the operating profit and operating profit as a percent of revenues, and in Repair Product and Services, a change in mix to lower margin services impacted results. It is expected that expenses associated with the Aerospace Segment cost reduction efforts will continue into 2003.

      The increase in assets in 2002 was due primarily to an increase in inventory in connection with new wide-body cargo handling systems, Repair Product and Services programs and IGT aftermarket parts products. Return on average assets decreased to 8.0% in 2002 from 16.2% in 2001 due to the decline in operating profit combined with the increase in assets.

LIQUIDITY, MARKET RISK AND CAPITAL RESOURCES

      Cash flows from operating activities were $225.2 million in 2003 compared to $200.6 million in 2002 and $188.3 million in 2001. In 2003, higher depreciation and deferred tax gains compensated for lower net income and slightly higher working capital requirements. Accounts receivable and inventory as a percentage of fourth quarter revenues remained flat. Deferred income taxes increased primarily due to domestic changes in depreciation rates for fixed assets. In 2002, higher net income and depreciation offset additional working capital requirements. Amortization expense declined in 2002 because of the implementation of SFAS 142, which requires that goodwill no longer be amortized. Accounts receivable as a percentage of fourth quarter revenues was constant in 2002 compared to 2001 while inventory as a percentage of revenues increased 1% due to the increase in inventory in the Aerospace Segment primarily for new wide-body cargo handling systems and IGT aftermarket parts programs.

      In addition to the cash generated from operations the company has approximately $140 million in committed and $200 million in uncommitted unused lines of credit available. The availability of the lines of credit is dependent upon the company maintaining its strong financial condition including its continued compliance with bank covenants. Various senior note agreements provide for the maintenance of ratios and limit the payment of cash dividends. Under the most restrictive of these provisions, $270 million of retained earnings was available for dividends at December 28, 2003. In 2003, total borrowings increased $33 million. The increase is comprised of $35 million from currency translation, $34 million from current borrowings, offset by $36 million in long-term debt repayments. Total debt to total capitalization decreased from 32% to 30% as equity increased at a higher rate relative to debt. Fixed rate borrowings comprised 48% of total borrowing at December 28, 2003. Approximately 46% of the company’s total borrowings of $456 million are denominated in currencies other than the US dollar, principally Euro, providing a natural hedge against fluctuations in the value of assets outside the United States. In 2002 total borrowings decreased $17 million from repayments offset by currency translation increases. Total debt to total capitalization decreased from 36% to 32% as a result of the reductions in borrowings. Contractual obligations at December 28, 2003 are summarized as follows (in millions):

	Payments Due by Period

		Less			After
		Than 1	1-3	4-5	5
	Total	Year	Years	Years	Years

Long-term borrowings	$256	$27	$69	$107	$53
Operating lease obligations	181	41	64	40	36
Minimum purchase obligations	78	75	3	0	0
Total contractual obligations	$515	$143	$136	$147	$89

      In summary, the company’s financial condition remains strong. The company believes that its cash flows from operations and the ability to access additional funds through the credit facilities will enable it to fund its operating requirements, capital expenditures and additional acquisition opportunities.

OFF BALANCE SHEET ARRANGEMENTS

      The company has residual value guarantees under operating leases for plant and equipment. The maximum potential amount of future payments the company could be required to make under these guarantees is approximately $20 million. See also Note 12 to the consolidated financial statements — “Commitments and contingent liabilities” on pages F-18 and F-19, which information is incorporated herein by reference.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The company periodically uses derivative instruments such as interest rate swaps and forward currency contracts to hedge the exposure of fluctuating interest rates and foreign currencies. The company is exposed to foreign currency exchange movements from transactions in currencies, primarily the Singapore dollar, Euro, Swedish krona and Canadian dollar. The company utilizes foreign currency forward contracts in order to manage volatility associated with foreign currency purchases and sales. Contracts typically have maturities of less than one year. Changes in fair value of the company’s financial instruments are recorded in the income statement or as part of comprehensive income. Qualifying forward exchange contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income/ loss to the statement of income.

CONTINGENCIES AND ENVIRONMENTAL MATTERS

      The company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA), and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed.

      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 28, 2003, the company’s consolidated balance sheet included an accrued liability of $3.6 million relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two or three times the amount accrued as of December 28, 2003. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

      The company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability contracts, intellectual property and environmental matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these lawsuits and claims in the opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company’s consolidated financial position, results of operations, or liquidity.

      Subsequent to the company’s year-end, the company was notified that a jury had rendered a verdict against one of its subsidiaries. A judgment on the verdict had not yet been entered as of March 11, 2004 pending further consideration by the court. See Note 14 to the consolidated financial statements, — “Subsequent event” on page F-21 for a further discussion of this matter.

FORWARD-LOOKING STATEMENTS

      In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that certain statements contained in this annual report are forward-looking in nature. These forward-looking statements include matters such as business strategies, market potential, future financial performance, product deployments and other future oriented matters. Such matters involve risks and uncertainties which can cause actual results to differ materially from those projected in the forward-looking statements and include, but are not limited to:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments;

•	demand for and market acceptance of new and existing products;

•	the ability to integrate acquired businesses into the company’s operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•	competitive market conditions and resulting effects on sales and pricing;

•	increases in raw material costs that cannot be recovered in product pricing; and

•	global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as interest rates.

      The company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      See the text section entitled “Liquidity, Market Risk and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 9 to 17 which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this Item are included herein, commencing on page F-2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      As of the end of the year ended December 28, 2003, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarter ended December 28, 2003, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      For information with respect to the company’s Directors and Director nominees, see “Election Of Directors,” “Nominees For The Board of Directors” and “Additional Information About The Board Of Directors and Corporate Governance” in the company’s Proxy Statement for its 2004 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for the 2004 Annual Meeting will be filed within 120 days of the close of the company’s fiscal year.

      For information with respect to the company’s Executive Officers, see Part I of this report on page 5, which information is incorporated herein by reference.

      The company has a Code of Ethics applicable to all directors, employees, and agents of the company. The Chief Executive Officer and all senior financial officers, including the Chief Financial Officer and Principal Accounting Officer, are bound by the provisions set forth therein relating to ethical conduct, conflicts of interest and compliance with law. In addition to the Code of Ethics, the CEO and senior financial officers are subject to additional policies which are filed as Exhibit 14 to this Form 10-K. Copies of the Code of Ethics and additional policies applicable to the CEO and all senior financial officers are available through the Investor Relations section of the company’s website (www.teleflex.com). These documents are also available in print form to any shareholder who requests them. Requests should be sent to the Legal Department at Teleflex Incorporated, 155 South Limerick Road, Limerick, PA 19468.

Item 11.	Executive Compensation

      See “ Additional Information About The Board Of Directors and Corporate Governance,” “Compensation Committee Report on Executive Compensation,” “Five-Year Shareholder Return Comparison” and “Executive Compensation and Other Information” in the company’s Proxy Statement for its 2004 Annual Meeting, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      See “Security Ownership of Certain Beneficial Owners and Management,” “Election Of Directors” and “Nominees For The Board of Directors” in the company’s Proxy Statement for its 2004 Annual Meeting, which information is incorporated herein by reference.

      The following table sets forth certain information as of December 28, 2003 regarding the company’s 1990 Stock Compensation Plan, 2000 Stock Compensation Plan and Global Employee Stock Purchase Plan:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))

	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,471,044	$39.36	2,500,310
Equity compensation plans not approved by security holders	—	—	70,860 (1)

(1)	70,860 shares are available under purchase rights granted to non-United States employees of the company under the company’s Global Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

      See “ Additional Information About The Board Of Directors and Corporate Governance,” “Compensation Committee Report on Executive Compensation” and “Executive Compensation and Other Information” in the company’s Proxy Statement for its 2004 Annual Meeting, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      See “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors” in the company’s Proxy Statement for its 2004 Annual Meeting, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Consolidated Financial Statements:

      The Index to Consolidated Financial Statements and Schedules is set forth on page F-1 hereof.

      (b) Reports on Form 8-K:

      On October 2, 2003 Teleflex Incorporated filed a report on Form 8-K dated October 1, 2003 to file as exhibits two separate press releases. One announcing the purchase of assets of an automotive cable division from Siemens VDO Automotive AG and the second announcing the acquisition of the passenger and light truck electronic throttle control business of Williams Controls Inc., located in Sarasota, Florida.

      On October 16, 2003 Teleflex Incorporated filed a report on Form 8-K dated October 15, 2003, to file as an exhibit a press release announcing earnings for the quarter ended September 28, 2003.

      On December 24, 2003 Teleflex Incorporated filed a report on Form 8-K dated December 23, 2003 to file as an exhibit a press release announcing the resignation of the company’s Chief Financial Officer and plan for succession.

      (c) Exhibits:

      The Exhibits are listed in the Index to Exhibits.

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8, Nos. 2-98715 (filed May 11,1987), 33-34753 (filed May 10, 1990), 33-53385 (filed April 29, 1994), 333-77601 (filed May 3, 1999), 333-38224 (filed May 31,2000), 333-41654 (filed July 18, 2000), 333-59814 (filed April 30, 2001) and 333-101005 (filed November 5, 2002):

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

Jeffrey P. Black
President & Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated below.

By	/s/ JOHN J. SICKLER

John J. Sickler
Vice Chairman & Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to General Instruction D to Form 10-K, this report has been signed by Steven K. Chance as Attorney-in-Fact for a majority of the Board of Directors as of the date indicated below.

Lennox K. Black	Director
Donald Beckman	Director
Sigismundus W. W. Lubsen	Director
James W. Stratton	Director
Joseph S. Gonnella, MD	Director
Patricia C. Barron	Director
William R. Cook	Director
Jeffrey P. Black	Director
Judith M. von Seldeneck	Director
Harold L. Yoh III	Director

By	/s/ STEVEN K. CHANCE

Steven K. Chance
Attorney-in-Fact

Dated: March 11, 2004

TELEFLEX INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

      The following Financial Statement Schedule together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2004, except for Note 14, as to which the date is March 3, 2004, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Schedule:

Page

II	Valuation and qualifying accounts	F-24

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended

	December 28, 2003	December 29, 2002	December 30, 2001

	(Dollars in thousands, except per share)
Revenues	$2,282,435	$2,076,229	$1,905,004
Costs and expenses
Materials, labor and other product costs	1,684,647	1,523,779	1,369,713
Selling, engineering and administrative expenses	423,028	365,024	347,131
Gains from asset sales and net insurance proceeds	(3,068)	(10,085)	—

Total costs and expenses	2,104,607	1,878,718	1,716,844

Income before interest and taxes	177,828	197,511	188,160
Interest expense, net	26,337	25,023	28,465

Income before taxes	151,491	172,488	159,695
Taxes on income	42,388	47,222	47,384

Net income	$109,103	$125,266	$112,311

Earnings per share
Basic	$2.76	$3.19	$2.90
Diluted	$2.73	$3.15	$2.86

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Year Ended

	December 28,	December 29,
	2003	2002

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$56,580	$44,494
Accounts receivable, less allowance for doubtful accounts, 2003 — $9,440; 2002 — $10,059	478,433	401,888
Inventories	443,145	365,535
Prepaid expenses	28,029	25,978

Total current assets	1,006,187	837,895

Plant assets
Land and buildings	256,979	230,261
Machinery and equipment	981,703	856,793

	1,238,682	1,087,054
Less accumulated depreciation	571,063	482,813

Net plant assets	667,619	604,241
Goodwill	289,644	257,999
Intangibles and other assets	111,868	68,810
Investments in affiliates	35,295	44,439

Total assets	$2,110,613	$1,813,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$199,571	$148,254
Current portion of long-term borrowings	26,532	34,522
Accounts payable	187,641	141,786
Accrued expenses	156,294	135,152
Income taxes payable	42,633	38,769

Total current liabilities	612,671	498,483
Long-term borrowings	229,882	240,123
Deferred income taxes and other	205,758	162,497

Total liabilities	1,048,311	901,103

Shareholders’ equity
Common shares, $1 par value
Issued: 2003 — 39,795,126 shares; 2002 — 39,398,036 shares	39,795	39,398
Additional paid-in capital	125,385	112,243
Retained earnings	864,896	786,674
Accumulated other comprehensive income (loss)	32,226	(26,034)

Total shareholders’ equity	1,062,302	912,281

Total liabilities and shareholders’ equity	$2,110,613	$1,813,384

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities
Net income	$109,103	$125,266	$112,311
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation expense	95,860	89,435	74,382
Amortization expense	8,492	5,682	18,019
Deferred income taxes	17,883	7,281	9,682
(Increase) decrease in accounts receivable	(25,259)	(14,805)	3,287
(Increase) in inventories	(7,998)	(25,250)	(14,621)
Decrease (increase) in prepaid expenses	2,343	3,138	(4,563)
Increase (decrease) in accounts payable and accrued expenses	20,186	4,444	(9,497)
Increase (decrease) in income taxes payable	4,589	5,394	(743)

	225,199	200,585	188,257

Cash flows from financing activities
Proceeds from long-term borrowings	—	53,000	75,000
Reduction in long-term borrowings	(37,377)	(35,040)	(46,304)
Increase (decrease) in notes payable and current borrowings	34,159	(74,167)	74,531
Proceeds from stock compensation plans	6,495	9,846	8,228
Dividends	(30,881)	(27,861)	(25,586)

	(27,604)	(74,222)	85,869

Cash flows from investing activities
Expenditures for plant assets	(94,230)	(87,163)	(97,744)
Payments for businesses acquired	(93,963)	(57,229)	(170,700)
Proceeds from sale of businesses and assets	4,728	11,419	—
Investments in affiliates	(2,737)	(219)	(766)
Other	693	4,423	(3,155)

	(185,509)	(128,769)	(272,365)

Net increase (decrease) in cash and cash equivalents	12,086	(2,406)	1,761
Cash and cash equivalents at the beginning of the year	44,494	46,900	45,139

Cash and cash equivalents at the end of the year	$56,580	$44,494	$46,900

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(Dollars and shares in thousands,
	except per share)
Common shares
Balance, beginning of year	39,398	38,933	38,344
Shares issued under compensation plans	397	465	589

Balance, end of year	39,795	39,398	38,933

Common shares, $1 par value
Balance, beginning of year	$39,398	$38,933	$38,344
Shares issued under compensation plans	397	465	589

Balance, end of year	39,795	39,398	38,933

Additional paid-in capital
Balance, beginning of year	112,243	96,143	79,546
Shares issued under compensation plans	13,142	16,100	16,597

Balance, end of year	125,385	112,243	96,143

Retained earnings
Balance, beginning of year	786,674	689,269	602,544
Net income	109,103	125,266	112,311
Cash dividends	(30,881)	(27,861)	(25,586)

Balance, end of year	864,896	786,674	689,269

Accumulated other comprehensive income (loss)
Cumulative translation adjustment	41,138	(16,808)	(44,404)
Financial instruments marked to market	(657)	(3,622)	(1,798)
Minimum pension liability adjustment, net of tax	(8,255)	(5,604)	—

Balance, end of year	32,226	(26,034)	(46,202)

Total shareholders’ equity	$1,062,302	$912,281	$778,143

Cash dividends per share	$.78	$.71	$.66

Comprehensive income
Net income	$109,103	$125,266	$112,311
Financial instruments marked to market	2,965	(1,824)	(1,798)
Cumulative translation adjustment	57,946	27,596	(14,392)
Minimum pension liability adjustment, net of tax	(2,651)	(5,604)	—

Total comprehensive income	$167,363	$145,434	$96,121

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share)

1.	Summary of significant accounting policies

      Consolidation. The consolidated financial statements include the accounts of Teleflex Incorporated and its majority owned subsidiaries (the “company”). Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the company has significant influence but not a controlling equity interest are carried on the equity basis. Investments in affiliates over which the company does not have significant influence are accounted for by the cost method. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include management’s estimates and assumptions that affect the recorded amounts.

      Cash and cash equivalents. All highly liquid debt instruments with an original maturity of three months or less are classified as cash equivalents.

      Accounts receivable. The allowance for doubtful accounts receivable represents the company’s estimate of probable losses on realization of the full receivable. The allowance is based on historical experience, specific allowance for known issues, and other currently available information.

      Inventories. Substantially all inventories are stated at the lower of average cost or market. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating market value, the company evaluates inventory for excess and obsolete quantities based on estimated usage and sales.

      Plant assets. Additions and those improvements which increase the capacity or lengthen the useful lives of the assets are recorded in plant assets at cost. Repairs and maintenance costs are expensed as incurred. With minor exceptions, straight-line composite lives for depreciation of plant assets are as follows: buildings 20 to 40 years; machinery and equipment 8 to 12 years.

      Goodwill and other intangible assets. Beginning in 2002, the company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but requires testing for impairment at least annually. Accordingly, the company discontinued the amortization of goodwill effective December 31, 2001. Goodwill is tested annually in the fourth quarter for impairment, or more frequently if there is a triggering event. Impairment losses after initial adoption will be recorded as part of income from operations. Intangible assets consisting of intellectual property, customer lists and distribution rights are being amortized over their estimated useful lives, which range from 4 to 30 years, with a weighted average amortization period of 12 years. The company continually evaluates the reasonableness of the useful lives of these assets.

      Foreign currency translation. Assets and liabilities of non-domestic subsidiaries denominated in local currencies are translated into U.S. dollars at the rates of exchange at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The resultant translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

      Derivative financial instruments. The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Beginning in 2001, all derivatives are accounted for in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS 137 and 138. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The cumulative effect of adopting SFAS 133 was not material to the company’s consolidated financial statements.

      Stock based compensation. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard amends the transition and disclosure

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements of SFAS 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS 148, the company accounts for stock option grants and restricted stock awards in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards are expensed. If compensation costs for the company’s stock option plans had been determined using the fair value method of accounting as set forth in SFAS 123, the company’s reported net income and earnings per share would have been reduced (see Note 9).

      Income taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently invested.

      Pensions and other postretirement benefits. The company provides a range of benefits to eligible employees and retired employees, including pensions and postretirement health care. The company records annual amounts relating to these plans based on calculations which include various actuarial assumptions such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required, the effect of the modifications is generally recorded or amortized over future periods.

      Revenue recognition. Revenues are recognized when the earnings process is complete. For substantially all revenues, this occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfers to customers, collection is probable, and pricing is fixed or determinable. Service revenues, which comprise less than 10% of total revenues for all periods presented, are recognized when services to be performed are complete. Revenues for longer term construction contracts, which comprise less than 2% of total revenues for all periods presented, are accounted for based on the percentage of completion method. Provisions are made for estimated sales returns, other allowances, and warranty based on the company’s experience.

2.	New accounting standards

      In November 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. As required, the company has adopted the disclosure requirements of FIN 45 as of December 29, 2002 and the initial recognition and measurement provisions effective December 30, 2002. The Interpretation modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. Adoption of FIN 45 did not have a material impact on the company’s financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. This standard is generally effective prospectively for contracts and hedging relationships entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have a material impact on the company’s financial position, results of operations or cash flows.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and requires disclosure regarding the terms of those instruments and settlement alternatives. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. Adoption of SFAS 150 did not have a material impact on the company’s financial position, results of operations or cash flows.

      In December 2003, the FASB issued SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements 87, 88, and 106,” which replaced SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132R retains the disclosure requirements of SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements of SFAS 132R are generally effective for fiscal years ending after December 15, 2003. Disclosure of the estimated future benefit payments and certain information about foreign plans shall be effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this Statement shall be effective for interim periods beginning after December 15, 2003. The company has incorporated the required disclosures of SFAS 132R in Note 11. Disclosures related to the estimated future benefit payments and foreign plans shall be incorporated into the footnotes to the company’s 2004 financial statements. The adoption of SFAS 132R did not have a material impact on the company’s financial position, results of operations or cash flows.

      In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which replaced FASB Interpretation 46, “Consolidation of Variable Interest Entities,” and clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R are to be implemented no later than the end of the first reporting period that ends after March 15, 2004. The company is in the process of evaluating its entities under the provisions of FIN 46R, but does not expect that adoption of FIN 46R will have a material impact on the company’s financial position, results of operations or cash flows.

      In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes. It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that begin after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the company’s financial position, results of operations or cash flows.

      In December 2003, the Securities and Exchange Commission issued SAB 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements,” and updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance. The company had previously adopted the necessary changes incorporated into SAB 104, which did not have a material effect on the company’s financial position, results of operations or cash flows.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

      In 2003, the company acquired seven smaller businesses for a total cost of $97,199, of which $93,963 was paid in cash and $3,236 is payable in 2004. The acquisitions included a cardiothoracic devices business and an anesthesia and respiratory care business in the Medical Segment; a designer and manufacturer of electronic and electromechanical products for the automotive, marine and industrial markets, a European manufacturer of alternative fuel systems, a passenger and light truck electronic throttle control business, a European light-duty cable operation, and an automotive seat comfort systems business in the Commercial Segment. Goodwill recognized in those transactions amounted to $20,641, of which $1,780 is expected to be deductible for tax purposes. Goodwill was assigned to the Commercial and Medical segments in the amounts of $19,578 and $1,063, respectively. The pro forma income statement impact of these acquisitions is not material.

      In 2002, the company acquired six smaller businesses for a total cost of $47,229 all of which was paid in cash. The acquisitions included an orthopedic surgical instrument manufacturer and two small catheter manufacturers in the Medical Segment; a 55% controlling interest in a manufacturer of mechanical controls for the automobile industry in Japan, a European alternative fuel systems business, and a fabricator of stainless and carbon steel stranded products in the Commercial Segment. Goodwill recognized in those transactions amounted to $15,319, all of which applies to the Medical Segment. Of that amount $9,265 is expected to be deductible for tax purposes. The pro forma income statement impact of these acquisitions is not material.

      In 2001, the company acquired eight smaller businesses for a total cost of $180,700 all of which was paid in cash, $10,000 of which was paid in 2002. The acquisitions included a distributor of home care products, a manufacturer of sterile medical devices, and a distributor of health care supplies in the Medical Segment; a supplier of industrial and marine products, a manufacturer of plastic fluid handling systems, and an industrial alternative fuel systems business in the Commercial Segment; a developer of gas turbine condition monitoring software, and a manufacturer of power drive units for cargo systems in the Aerospace Segment. Goodwill recognized in those transactions amounted to $50,750, of which $39,414 is expected to be deductible for tax purposes. Goodwill was assigned to the Commercial and Medical segments in the amounts of $39,414 and $11,336, respectively. The pro forma income statement impact of these acquisitions is not material.

4.	Gains from asset sales and net insurance proceeds

      In the first quarter of 2003, the company sold an investment, resulting in a gain of $3,068. In the fourth quarter of 2002, the company sold 50% of one of its investments and also sold a minor non-core business in its Medical Segment. Also in the fourth quarter of 2002, the company received insurance proceeds related to building, equipment and inventory that incurred weather related damage and fire. These transactions all resulted in gains that aggregated $10,085.

5.	Inventories

      Inventories at year end are:

	2003	2002

Raw materials	$192,149	$154,552
Work-in-process	84,030	59,596
Finished goods	166,966	151,387

	$443,145	$365,535

6.	Goodwill and other intangible assets

      Effective in 2002, the company adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but rather are to be tested at least annually for impairment. Intangible assets with finite lives should continue to be amortized over the estimated useful life and reviewed for impairment in accordance with SFAS 144, “Accounting for the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment or Disposal of Long-lived Assets.” In connection with the adoption of SFAS 142, the company is required to perform an annual impairment assessment on all goodwill and indefinite-lived intangible assets. The company performs this assessment annually in the fourth quarter. The assessment of goodwill is a two-step process in which the first step identifies impairment by requiring a comparison of the fair value of each of the company’s fourteen reporting units to the carrying value, including goodwill allocated to the unit. If the carrying value exceeds the fair value, goodwill is considered to be impaired. The amount of impairment is measured in a second step as the difference between the carrying value of goodwill and the “implied” fair value of goodwill, which is determined by calculating goodwill as if the reporting unit had just been acquired and accounted for as a business combination. Fair values were determined using discounted cash flow analyses. As a result of this evaluation, the company determined that there were no impairments in 2003 or 2002.

      The provisions of SFAS 142 are to be applied on a prospective basis and prior year results are not to be restated. The following table presents a reconciliation for 2001 of previously reported net income and earnings per share, adjusted to exclude amortization of goodwill and indefinite-lived intangible assets:

2001

Reported net income	$112,311
Add: Goodwill amortization, net of tax	9,482

Adjusted net income	$121,793

Basic earnings per share	$2.90
Add: Goodwill amortization, net of tax per basic share	.24

Adjusted basic earnings per share	$3.14

Diluted earnings per share	$2.86
Add: Goodwill amortization, net of tax per diluted share	.24

Adjusted diluted earnings per share	$3.10

      Changes in the carrying amount of goodwill for 2003 are as follows:

	Commercial	Medical	Aerospace	Total

December 29, 2002	$94,566	$137,272	$26,161	$257,999
Goodwill acquired	19,578	1,063	—	20,641
Translation adjustment	7,564	3,217	223	11,004

December 28, 2003	$121,708	$141,552	$26,384	$289,644

      Intangible assets at year end consist of the following:

	Gross Carrying		Accumulated
	Amounts		Amortization

	2003	2002	2003	2002

Intellectual property	$59,795	$33,378	$10,381	$6,211
Customer lists	33,221	21,000	2,993	1,580
Distribution rights	32,578	19,646	10,602	6,595

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense related to those intangible assets was $8,492 and $5,682 for 2003 and 2002, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2004	$10,564
2005	9,462
2006	8,524
2007	7,711
2008	7,656

7.	Borrowings

      Long-term borrowings at year end are:

	2003	2002

Senior notes at an average fixed rate of 6.6%, due in installments through 2012	$111,000	$118,500
Term loan notes, primarily non-U.S. dollar denominated, at an average fixed rate of 5.5%, with an average maturity of 3.9 years	122,944	133,791
Other debt, mortgage notes and capital lease obligations, at interest rates ranging from 1% to 8%	22,470	22,354

	256,414	274,645
Current portion of borrowings	(26,532)	(34,522)

	$229,882	$240,123

      The various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of the company’s stock and payment of cash dividends. Under the most restrictive of these provisions, $270,000 of retained earnings was available for dividends at December 28, 2003.

      Notes payable consists of demand loans due to banks of $91,727 at an average interest rate of 4.1%, loans under committed facilities of $72,912 at an average rate of 4.0% and a $34,932 loan secured by certain accounts receivable at an interest rate of 1.7%. In addition, the company has approximately $340,000 available under several interest rate alternatives in unused lines of credit.

      Interest expense in 2003, 2002 and 2001 did not differ materially from interest paid, nor did the carrying value of year-end long-term borrowings differ materially from fair value.

      The aggregate amount of long-term debt, including capital leases, maturing in the next five years are as follows: 2004 – $26,532; 2005 – $47,446; 2006 – $21,527; 2007 – $47,936; 2008 – $59,299.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Financial instruments

      The company uses forward rate contracts to manage currency transaction exposure and interest rate swaps for exposure to interest rate changes. All derivative financial instruments are recorded on the balance sheet at fair market value and subsequent changes in value are recognized in the statement of income or as part of comprehensive income. Approximately $1,447 of the amount in accumulated other comprehensive income (loss) at December 28, 2003 would be reclassified as income to the statement of income during 2004 should foreign currency exchange rates and interest rates remain at December 28, 2003 levels.

      The following table provides financial instruments activity included as part of accumulated other comprehensive income (loss):

	2003	2002

Liability at beginning of year	$(3,622)	$(1,798)
Additions and revaluations	1,293	(2,955)
Clearance of hedge results to income	1,672	1,131

Liability at end of year	$(657)	$(3,622)

9.	Shareholders’ equity and stock compensation plans

      The authorized capital of the company is comprised of 100,000,000 common shares, $1 par value, and 500,000 preference shares. No preference shares were outstanding during the last three years.

      Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options were exercised. A reconciliation of basic to diluted shares outstanding (in thousands) is as follows:

	2003	2002	2001

Basic	39,598	39,251	38,752
Dilutive shares assumed issued	344	535	528

Diluted	39,942	39,786	39,280

      Weighted average stock options (in thousands) of 787, 260 and 193 were antidilutive and were therefore not included in the calculation of earnings per share for the years 2003, 2002 and 2001, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. Outstanding options generally are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. No stock-based employee compensation cost related to stock options is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2003	2002	2001

Net income, as reported	$109,103	$125,266	$112,311
Deduct: Stock-based employee compensation expense using a fair value method	(4,353)	(3,497)	(2,092)

Pro forma net income	$104,750	$121,769	$110,219

Earnings per share:
Basic
As reported	$2.76	$3.19	$2.90
Pro forma	$2.65	$3.10	$2.84
Diluted
As reported	$2.73	$3.15	$2.86
Pro forma	$2.64	$3.08	$2.83

      The fair value for options granted in 2003, 2002 and 2001 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	3.0%	4.0%	5.3%
Expected life of option	5.2 yrs.	5.2 yrs.	7.5 yrs.
Expected dividend yield	1.9%	1.7%	2.0%
Expected volatility	26.0%	29.0%	29.0%

      Options exercisable and shares available for future grant at year end are:

	2003	2002	2001

Options exercisable	1,146,982	932,784	894,799
Weighted average option price per share of options exercisable	$36.55	$32.25	$28.85
Weighted average fair value of options granted during the year	$9.17	$13.86	$14.51
Shares available for grant	2,500,310	3,092,323	3,521,763

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status and changes of shares subject to options outstanding and the related average prices per share follows:

	Shares	Average
	Subject to	Option Price
	Options	Per Share

Outstanding December 31, 2000	1,976,914	$29.13

Granted	514,150	$42.43
Exercised	(371,290)	$22.01
Forfeited	(83,580)	$32.93

Outstanding December 30, 2001	2,036,194	$33.65

Granted	509,900	$49.02
Exercised	(322,510)	$29.66
Forfeited	(87,760)	$33.67

Outstanding December 29, 2002	2,135,824	$37.92

Granted	652,550	$40.59
Exercised	(234,773)	$29.82
Forfeited	(82,557)	$38.78

Outstanding December 28, 2003	2,471,044	$39.36

      No options expired during the three years ended December 28, 2003.

      The following table summarizes information about stock options outstanding at December 28, 2003:

Range of exercise prices	$14-$30	$31-$43	$44-$57

Options outstanding	458,649	1,305,195	707,200
Weighted-average remaining contractual life	4.1 yrs.	7.6 yrs.	8.2 yrs.
Weighted-average exercise price of options outstanding	$24.70	$39.39	$48.83
Options exercisable	327,769	595,109	224,104
Weighted-average exercise price of options exercisable	$23.28	$39.39	$48.44

10.	Income taxes

      The provision for income taxes consists of the following:

	2003	2002	2001

Current
Federal	$8,489	$22,968	$25,415
State	2,218	2,725	2,902
Foreign	13,798	14,248	9,385
Deferred	17,883	7,281	9,682

	$42,388	$47,222	$47,384

Earnings before income taxes:
United States	$86,975	$95,512	$106,013
Non-U.S.	64,516	76,976	53,682

	$151,491	$172,488	$159,695

      Income taxes paid were $22,040, $36,879 and $36,170 in 2003, 2002 and 2001, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An analysis of the company’s effective income tax rate is as follows:

	2003	2002	2001

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	1.0	1.0	1.2
Foreign income taxes	(5.2)	(4.5)	(4.6)
Export sales benefit	(1.8)	(1.7)	(1.7)
Other	(1.0)	(2.4)	(.2)

Effective income tax rate	28.0%	27.4%	29.7%

      In the above table for 2002, Other includes a reduction in the effective tax rate from favorable tax settlements of $3,100.

      The significant components of deferred tax assets and liabilities at year-end are as follows:

	2003	2002

Depreciation	$90,393	$71,426
Amortization	10,077	2,287
Accrued expenses	7,103	6,392
Foreign exchange	5,712	6,953
Other	6,100	5,707

Deferred tax liabilities	119,385	92,765

Accrued employee benefits	14,897	13,151
Tax loss carry forwards	8,224	9,572
Pension	5,059	3,435
Inventories	1,891	1,321
Other	4,061	3,633

Deferred tax assets	34,132	31,112

Net deferred tax liability	$85,253	$61,653

      At December 28, 2003, unremitted earnings of subsidiaries outside the United States totaling $283,000 were deemed to be permanently invested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

      Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future year. At December 28, 2003, the tax effect of such carry forwards approximated $8,224. Of this amount, $4,245 has no expiration date, $941 expires after 2003 but before the end of 2008, and $3,038 expires after 2008.

11.	Pension and other postretirement benefits

      The company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from company funds.

      Net benefit cost of defined benefit plans consists of the following:

	Pension		Other Benefits

	2003	2002	2003	2002

Service cost	$5,107	$4,618	$347	$324
Interest cost	8,406	8,330	1,567	1,584
Actual return	(14,756)	5,347	—	—
Net amortization and deferral	7,187	(14,239)	634	612
Foreign plans	1,754	1,215	—	—
Curtailment charge	—	—	219	—

Net benefit cost	$7,698	$5,271	$2,767	$2,520

      The weighted average assumptions for U.S. plans used in determining net benefit cost are as follows:

Discount rate	7.0%	7.7%	7.0%	7.7%
Rate of return	8.75%	9.0%	—	—
Initial healthcare trend rate	—	—	7.5%	7.5%
Ultimate healthcare trend rate	—	—	4.5%	4.5%

      Summarized information on the company’s postretirement plans, measured as of year end, and the net amount recognized on the consolidated balance sheet is as follows:

	Pension		Other Benefits

	2003	2002	2003	2002

Benefit obligations, beginning of year	$134,690	$108,054	$26,980	$22,790
Service cost	5,107	4,618	347	324
Interest cost	8,406	8,330	1,567	1,584
Amendments	60	983	(1,453)	(1,100)
Actuarial loss (gain)	19,150	12,266	(2,370)	5,065
Acquisitions	7,118	1,443	—	—
Currency translation	5,212	3,661	—	—
Benefits paid	(7,164)	(5,880)	(1,806)	(1,683)
Curtailments	—	—	(1,443)	—
Foreign plans	1,754	1,215	—	—

Benefit obligations, end of year	174,333	134,690	21,822	26,980

Fair value of plan assets, beginning of year	86,651	94,229	—	—
Actual return	14,756	(5,347)	—	—
Acquisitions	9,491	—	—	—
Contributions	6,463	2,961	—	—
Benefits paid	(7,164)	(5,192)	—	—
Currency translation	1,205	—	—	—

Fair value of plan assets, end of year	111,402	86,651	—	—

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension		Other Benefits

	2003	2002	2003	2002

Funded status	(62,931)	(48,039)	(21,822)	(26,980)
Unrecognized transition (asset) obligation	(385)	(529)	2,261	4,184
Unrecognized net actuarial loss	32,555	20,098	5,564	9,663
Unrecognized prior service cost	1,515	2,450	(152)	(55)

Net amount recognized	$(29,246)	$(26,020)	$(14,149)	$(13,188)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(45,282)	$(37,911)	$(14,149)	$(13,188)
Intangible asset	2,722	2,852	—	—
Accumulated other
comprehensive income	13,314	9,039	—	—

Net amount recognized	$(29,246)	$(26,020)	$(14,149)	$(13,188)

      The weighted average assumptions for U.S. plans used in determining benefit obligations as of end of year:

			Other
	Pension		Benefits

	2003	2002	2003	2002

Discount rate	6.5%	7.0%	6.5%	7.0%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase	4.5%	4.5%	—	—
Initial healthcare trend rate	—	—	8.0%	7.5%
Ultimate healthcare trend rate	—	—	4.5%	4.5%

      Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $1,855 and would increase the 2003 benefit expense by $162. Decreasing the trend rate by 1% would decrease the benefit obligation by $1,588 and would decrease the 2003 benefit expense by $134.

      The accumulated benefit obligation for all U.S. defined benefit pension plans was $122,929 and $104,347 for 2003 and 2002, respectively.

      The increase in minimum pension liability included in other comprehensive income (loss) was $2,651 and $5,604 for 2003 and 2002, respectively.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. plans with accumulated benefit obligations in excess of plan assets were $138,763, $122,929, and $100,526, respectively for 2003 and $112,152, $104,347, and $87,670, respectively for 2002.

      The change in the discount rate on U.S. plans from 7% to 6.5% for the year ended 2003 resulted in an increase of $9,426 to the defined benefit obligation for U.S. plans. This amount is included in the 2003 actuarial losses in the table above.

      Plan assets are allocated among various categories of equities, fixed income, cash and cash equivalents with professional investment managers whose performance is actively monitored. The target allocation among plan assets allows for variances based on economic and market trends. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The company periodically conducts an asset/liability modeling study to ensure the investment strategy is aligned with the profile of benefit obligations.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The plan asset allocations for U.S. plans are as follows:

	Target	% of Assets
	Allocation	2003	2002

Equity securities	60%	69%	63%
Debt securities	30%	14%	21%
Real estate	10%	17%	16%

	100%	100%	100%

      The company’s expected contributions to U.S. pension plans and postretirement healthcare plans during 2004 are approximately $5 million and $2 million, respectively.

12.     Commitments and contingent liabilities

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The company has adopted the disclosure requirements of FIN 45 as of December 29, 2002. Disclosures about each group of similar guarantees are provided as follows:

      Product warranty liability. The company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the company’s estimated product warranty liability for 2003:

Balance — December 29, 2002	$7,490
Accrued for warranties issued in 2003	7,580
Settlements (cash and in kind)	(9,460)
Net changes in beginning reserve	(90)
Effect of acquisitions and translation	1,440

Balance — December 28, 2003	$6,960

      Operating leases. The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the company has residual value guarantees in the amount of $20,066 at December 28, 2003. The company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the company decide neither to renew these leases, nor to exercise its purchase option. At December 28, 2003, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

      Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are as follows: 2004 — $41,491; 2005 — $35,116; 2006 — $28,862; 2007 — $22,997; 2008 — $16,552. Net rental expense under operating leases was $37,785, $36,347 and $33,934 in 2003, 2002 and 2001, respectively.

      Accounts receivable securitization program. The company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. These notes are secured by a 364-day liquidity facility provided by a bank. At December 28, 2003, $34,932 was recorded in notes payable under this program.

      Environmental. The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA), and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed.

      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 28, 2003, the company’s consolidated balance sheet included an accrued liability of $3,600 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two or three times the amount accrued as of December 28, 2003. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

      Litigation. The company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability contracts, intellectual property and environmental matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these lawsuits and claims in the opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company’s consolidated financial position, results of operations, or liquidity.

      Other. The company has various purchase commitments for materials, supplies, and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

13.     Business segments and other information

      The company has determined that its reportable segments are Commercial, Medical and Aerospace. This assessment reflects the aggregation of businesses which have similar products and services, manufacturing processes, and to a lesser extent, customers and distribution channels, and is consistent with both internal management reporting and resource and budgetary allocations.

      The Commercial Segment designs and manufactures proprietary mechanical and electrical/electronic controls for the automotive market; mechanical, electronic and hydraulic controls, and electronic products for the recreational marine market; and proprietary products for fluid transfer and industrial applications. Products in the Commercial Segment generally are produced in higher unit volume than those of the company’s other two segments. They are manufactured for broad distribution as well as custom fabricated to meet individual customer needs. For the most part, consumer spending patterns influence the market trends for these products.

      The Medical Segment manufactures and distributes a broad range of invasive disposable and reusable devices for the urology, gastroenterology, anesthesiology and respiratory care markets worldwide. It also designs and manufactures a variety of specialty surgical devices, and provides instrument management services. Products in this segment generally are required to meet exacting standards of performance and have

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long product life cycles. Economic influences on sales relate primarily to spending patterns in the worldwide medical devices and hospital supply markets.

      The Aerospace Segment serves the commercial aerospace, power generation and industrial turbomachinery markets and, to a lesser extent, the military market. Its businesses design and manufacture cargo handling systems and containers for aviation and provide surface treatments, repair services and manufactured components for users of both flight and ground-based turbine engines. Sales are both to original equipment manufacturers and the aftermarket. These products and services, many of which are proprietary, require a high degree of engineering sophistication and are often custom designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and to demand for power generation.

      Information about operations in different geographic areas is as follows:

Revenues (based on business unit location)	2003	2002	2001

United States	$1,169,564	$1,168,439	$1,152,425
Other Americas	206,230	147,762	124,368
Germany	242,925	206,673	176,369
Other Europe	463,228	380,398	347,958
Asia/Australia	200,488	172,957	103,884

	$2,282,435	$2,076,229	$1,905,004

Net Property	2003	2002	2001

United States	$347,484	$343,100	$329,565
Other Americas	40,025	24,324	21,074
Germany	100,769	85,521	73,700
Other Europe	127,798	101,726	95,615
Asia/Australia	51,543	49,570	45,741

	$667,619	$604,241	$565,695

      Information about operations by business segment is as follows:

	2003	2002	2001

Segment data
Commercial	$1,219,124	$1,085,497	$908,183
Medical	534,711	448,677	429,338
Aerospace	528,600	542,055	567,483

Revenues	$2,282,435	$2,076,229	$1,905,004

Commercial	$101,630	$99,841	$86,702
Medical	85,355	72,313	71,177
Aerospace	9,239	34,176	61,822

Operating profit(1)	196,224	206,330	219,701
Corporate expenses	21,464	18,904	18,640
Gains from sale of assets and net insurance proceeds	(3,068)	(10,085)	—
Goodwill amortization expense(2)	—	—	12,901

Income before interest and taxes	$177,828	$197,511	$188,160

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Identifiable assets
Commercial	$990,482	$769,399	$683,188
Medical	566,740	497,243	442,648
Aerospace	457,650	446,592	405,315
Corporate	95,741	100,150	103,869

	$2,110,613	$1,813,384	$1,635,020

Capital expenditures
Commercial	$55,305	$43,220	$40,768
Medical	15,475	18,637	20,688
Aerospace	20,886	24,586	35,681
Corporate	2,564	720	607

	$94,230	$87,163	$97,744

Depreciation and amortization expense
Commercial	$49,517	$42,921	$34,897
Medical	25,126	22,951	18,537
Aerospace	27,845	27,533	25,235
Corporate	1,864	1,712	831
Goodwill amortization(2)	—	—	12,901

	$104,352	$95,117	$92,401

(1)	Segment operating profit is defined as a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, general and administrative expenses. Corporate expenses, gains from asset sales and net insurance proceeds, interest expense and taxes on income are excluded from the measure.

(2)	Goodwill amortization expense in 2001 has been reclassified as a separate line item to facilitate comparison with 2003 and 2002 results.

14.     Subsequent event

      On February 13, 2004 the company was notified that a jury sitting in the Federal District Court for the Northern District of Georgia had rendered a verdict against one of its subsidiaries, Rüsch, Inc., in a trademark infringement case in the amount of $2,600 as “reasonable royalty” and an additional $32,200 as “unjust enrichment.” Judgment was not entered on the verdict, and the trial judge held a hearing on February 25, 2004 on the issue of what judgment would be entered by the court. The judge reserved judgment at that hearing pending further briefing by the parties. Under applicable Federal trademark law, the trial judge has the discretion to determine whether and in what amount an award for unjust enrichment should be made. As of March 11, 2004, the date of filing of the company’s 2003 Form 10-K, no judgment had been entered on this matter.

      Rüsch, Inc., a manufacturer of health care supply products, is a co-defendant in this case with Medical Marketing Group, Inc. (MMG). The case involves a common law trademark claim arising under 1988 and 1997 contracts between MMG and the plaintiff, which were terminated in 1999. Rüsch, Inc. acquired the business of MMG in February 2000. In connection with the acquisition, the company escrowed a portion of the purchase price, the balance of which approximates the reasonable royalty found by the jury.

      The company cannot predict when judgment will be entered in this case, nor predict what amount, if any, may be awarded for unjust enrichment. Accordingly, other than the amount provided in the escrow noted above, no accrual has been recorded in the accompanying consolidated financial statements.

Report of Independent Auditors

To Board of Directors and Shareholders

     of Teleflex Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on December 31, 2001.

PricewaterhouseCoopers LLP

Philadelphia, PA

February 11, 2004, except for Note 14, as
     to which the date is March 3, 2004

Quarterly Data (Unaudited)

	First	Second	Third	Fourth

2003
Revenues	$546,221	$577,945	$550,850	$607,419
Income before interest and taxes	48,100	51,440	31,889	46,399
Net income	29,241	31,835	18,222	29,805
Basic earnings per share	.74	.81	.46	.75
Diluted earnings per share	.74	.80	.45	.74

2002
Revenues	$508,396	$546,306	$508,238	$513,289
Income before interest and taxes	49,930	54,353	39,420	53,808
Net income	30,418	33,536	26,280	35,032
Basic earnings per share	.78	.85	.67	.89
Diluted earnings per share	.77	.84	.66	.88

TELEFLEX INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Doubtful	Balance at
	Beginning	Charged to	Accounts	End of
For the Year Ended	of Year	Income	Written Off	Year

December 28, 2003	$10,059,000	$3,747,000	$(4,366,000)	$9,440,000
December 29, 2002	$9,004,000	$4,672,000	$(3,617,000)	$10,059,000
December 30, 2001	$5,776,000	$5,957,000	$(2,729,000)	$9,004,000

March 11, 2004

INDEX TO EXHIBITS

Exhibit

3(a)	—	The Company’s Articles of Incorporation (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated herein by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated herein by reference to Exhibit 3(a) of the Company’s Form 10-K for the year ended December 27, 1998.
(b)	—	The Company’s Bylaws are incorporated herein by reference to Exhibit 3(b) of the Company’s Form 10-K for the year ended December 28, 1987.
4	—	The Company’s Shareholders’ Rights Plan is incorporated herein by reference to the Company’s Form 8-K dated December 7, 1998.
10(a)	—	The 1990 Stock Compensation Plan, incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 incorporated by reference to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 28, 1997. As subsequently amended and restated on Form S-8 (Registration No. 333-59814) which is herein incorporated by reference.
(b)	—	The Salaried Employees’ Pension Plan, as amended and restated in its entirety, effective July 1, 1989 and the retirement income plan as amended and restated in its entirety effective January 1, 1994 and related Trust Agreements, dated July 1, 1994 is incorporated by reference to the Company’s Form 10-K for the year ended December 25, 1994.
(c)	—	Description of deferred compensation arrangement between the Company and its Chairman, L. K. Black, is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.
(d)	—	Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 1995, and amended and restated on Form S-8 (Registration No. 333-77601) is incorporated by reference to Exhibit 10(f) of the Company’s Form 10-K for the year ended December 27, 1998.
(e)	—	Information on the Company’s Profit Participation Plan, insurance arrangements with certain officers and deferred compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and compensation arrangements with directors is incorporated by reference to the Company’s definitive Proxy Statement for the 2002, 2003 and 2004 Annual Meeting of Shareholders.
(f)	—	The Company’s Voluntary Investment Plan is incorporated by reference to Exhibit 28 of the Company’s registration statement on Form S-8 (Registration No. 2-98715), as amended and revised on Form S-8 (Registration No. 333-101005), filed November 5, 2002.
(g)	—	The 2000 Stock Compensation Plan, incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000.
(h)	—	The Company’s Global Employee Stock Purchase Plan, incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 333-41654) filed on July 18, 2000.
14	—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers.
21	—	The Company’s Subsidiaries.
23	—	Consent of Independent Accountants.
24	—	Power of Attorney.
31(a)	—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b)	—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit

32(a)	—	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	—	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.