Form 10-Q
period 2004-03-28
TELEFLEX INC
filed 2004-04-30
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

(None)

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

☑     Yes                              ☐     No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☑     Yes                              ☐     No

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class	Outstanding at March 28, 2004

Common Stock, $1.00 Par Value	40,115,308

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	Mar. 28,	Dec. 28,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$62,898	$56,580
Accounts receivable less allowance for doubtful accounts	517,737	478,433
Inventories	448,086	443,145
Prepaid expenses	24,636	28,029

Total current assets	1,053,357	1,006,187
Property, plant and equipment, at cost, less accumulated depreciation	655,501	667,619
Goodwill	288,612	289,644
Intangibles and other assets	108,621	111,868
Investments in affiliates	35,339	35,295

Total assets	$2,141,430	$2,110,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of borrowings and demand loans	$233,270	$226,103
Accounts payable and accrued expenses	340,231	343,935
Income taxes payable	44,857	42,633

Total current liabilities	618,358	612,671
Long-term borrowings	222,872	229,882
Deferred income taxes and other	212,473	205,758

Total liabilities	1,053,703	1,048,311
Shareholders’ equity	1,087,727	1,062,302

Total liabilities and shareholders’ equity	$2,141,430	$2,110,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars and Shares in Thousands, Except Per Share)

	Three Months Ended

	Mar. 28,	Mar. 30,
	2004	2003

Revenues	$638,005	$546,221

Cost of sales	470,427	403,942
Operating expenses	119,870	97,247
Gain on asset sale	—	(3,068)

Total costs and expenses	590,297	498,121

Income before interest and taxes	47,708	48,100
Interest expense	6,775	6,565

Income before taxes	40,933	41,535
Provision for taxes on income	11,461	12,294

Net income	$29,472	$29,241

Earnings per share
Basic	$0.74	$0.74
Diluted	$0.73	$0.74
Dividends per share	$0.20	$0.18
Average number of common and common equivalent shares outstanding
Basic	39,990	39,446
Diluted	40,457	39,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended

	Mar. 28,	Mar. 30,
	2004	2003

Cash flows from operating activities:
Net income	$29,472	$29,241
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation expense	26,137	23,711
Amortization expense	2,485	1,698
Increase in accounts receivable	(42,665)	(35,598)
Increase in inventory	(8,187)	(18,143)
Decrease in prepaid expenses	2,973	367
Increase in accounts payable and accrued expenses	4,063	15,318
Increase in income taxes payable	4,259	10,583

	18,537	27,177

Cash flows from financing activities:
Reduction in long-term borrowings	(4,851)	(6,292)
Increase in current borrowings and demand loans	6,984	25,206
Proceeds from stock compensation plans	10,168	476
Dividends	(8,000)	(7,100)

	4,301	12,290

Cash flows from investing activities:
Expenditures for plant assets	(16,387)	(21,831)
Payments for businesses acquired	—	(22,916)
Proceeds from sale of assets	—	4,728
Investments in affiliates	(476)	(1,285)
Other	343	445

	(16,520)	(40,859)

Net increase (decrease) in cash and cash equivalents	6,318	(1,392)
Cash and cash equivalents at the beginning of the period	56,580	44,494

Cash and cash equivalents at the end of the period	$62,898	$43,102

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

STATEMENT OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended

	Mar. 28,	Mar. 30,
	2004	2003

Net income	$29,472	$29,241
Financial instruments marked to market	(886)	454
Cumulative translation adjustment	(5,916)	11,863

Comprehensive income	$22,670	$41,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Shares in Thousands Except Per Share)

Note 1.	Basis of presentation/ accounting policies

      The accompanying unaudited condensed consolidated financial statements for the three months ended March 28, 2004 and March 30, 2003 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 28, 2003.

      The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. No stock option based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended

	Mar. 28,	Mar. 30,
	2004	2003

Net income, as reported	$29,472	$29,241
Deduct: Stock-based employee compensation expense using a fair value method	(1,248)	(1,087)

Pro forma net income	$28,224	$28,154

Earnings per share:
Basic
As reported	$0.74	$0.74
Pro forma	$0.71	$0.71
Diluted
As reported	$0.73	$0.74
Pro forma	$0.70	$0.71

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value for options granted in 2004 and 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended

	Mar. 28,	Mar. 30,
	2004	2003

Risk-free interest rate	2.8%	2.7%
Expected life of option	4.6 yrs	5.4 yrs
Expected dividend yield	1.6%	2.0%
Expected volatility	24.3%	26.0%

Note 2.	New accounting standards

      Variable interest entities. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which replaced FASB Interpretation 46, “Consolidation of Variable Interest Entities,” and clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R are to be implemented no later than the end of the first reporting period that ends after March 15, 2004. Management has identified four non-consolidated entities as variable interest entities (VIEs) where the company is considered the primary beneficiary. The company’s net investment in these VIEs is $10,000 as of March 28, 2004 and is included in Investments in affiliates. The fair value appraisals of these entities in accordance with the provisions of FIN 46R have not yet been completed, but management does not expect that these fair value assessments will have a material impact on the company’s financial position, results of operations or cash flows.

      Pension and other postretirement benefits. In December 2003, the FASB issued SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements 87, 88, and 106,” which replaced SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132R retains the disclosure requirements of SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements of SFAS 132R are generally effective for fiscal years ending after December 15, 2003. Disclosure of the estimated future benefit payments and certain information about foreign plans shall be effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this Statement shall be effective for interim periods beginning after December 15, 2003. Disclosures related to the estimated future benefit payments and foreign plans shall be incorporated into the footnotes to the company’s 2004 financial statements. The adoption of SFAS 132R did not have a material impact on the company’s financial position, results of operations or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	New accounting standards — (continued)

      Net benefit cost of defined benefit plans consists of the following:

	Pension		Other

	Three Months Ended		Three Months Ended

	Mar. 28,	Mar. 30,	Mar. 28,	Mar. 30,
	2004	2003	2004	2003

Service cost	$1,165	$1,267	$94	$80
Interest cost	2,443	2,086	534	350
Expected return on plan assets	(2,465)	(2,039)	—	—
Net amortization and deferral	392	161	208	174
Foreign plans	434	439	—	—

Net benefit cost	$1,969	$1,914	$836	$604

Note 3.	Earnings per share

      Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options were exercised. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended

	Mar. 28,	Mar. 30,
	2004	2003

Basic	39,990	39,446
Dilutive shares assumed issued	467	254

Diluted	40,457	39,700

      Weighted average stock options of 411 and 1,192 were antidilutive and were therefore not included in the calculation of earnings per share for the three months ended March 28, 2004 and March 30, 2003, respectively.

Note 4.	Common shares

	Three Months Ended

	Mar. 28,	Mar. 30,
	2004	2003

Common shares, beginning of year	39,795	39,398
Shares issued under compensation plans	320	82

Common shares, end of period	40,115	39,480

      At March 28, 2004, 4,830 shares were reserved for issuance under the company’s stock compensation plans.

Note 5.	Commitments and contingent liabilities

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Commitments and contingent liabilities — (continued)

product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the company’s estimated product warranty liability for the three months ended March 28, 2004:

Balance — December 28, 2003	$6,960
Accrued for warranties issued in 2004	1,517
Settlements (cash and in kind)	(1,533)
Net changes in beginning reserve	(17)
Effect of acquisitions and translation	(96)

Balance — March 28, 2004	$6,831

      Operating leases. The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the company has residual value guarantees in the amount of $20,066 at March 28, 2004. The company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the company decide neither to renew these leases, nor to exercise its purchase option. At March 28, 2004, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

      Accounts receivable securitization program. The company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. These notes are secured by a 364-day liquidity facility provided by a bank. At March 28, 2004, $44,949 was recorded in demand loans under this program.

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

      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 28, 2004, the company’s consolidated balance sheet included an accrued liability of $3,500 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two or three times the amount accrued as of March 28, 2004. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Commitments and contingent liabilities — (continued)

opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company’s consolidated financial position, results of operations, or liquidity.

      On February 13, 2004 the company was notified that a jury sitting in the Federal District Court for the Northern District of Georgia had rendered a verdict against one of its subsidiaries, Rüsch, Inc., in a trademark infringement case in the amount of $2,600 as “reasonable royalty” and an additional $32,200 as “unjust enrichment.” Judgment was not entered on the verdict, and the trial judge held a hearing on February 25, 2004 on the issue of what judgment would be entered by the court. The judge reserved judgment at that hearing pending further briefing by the parties. Under applicable Federal trademark law, the trial judge has the discretion to determine whether and in what amount an award for unjust enrichment should be made. As of April 30, 2004, the date of filing of the company’s March 28, 2004 Form 10-Q, no judgment had been entered on this matter.

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

Note 6.	Goodwill and intangible assets

      Changes in the carrying amount of goodwill for the three months ended March 28, 2004, by operating segment, are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill, net at December 28, 2003	$121,708	$141,552	$26,384	$289,644
Translation adjustment	(526)	(474)	(32)	(1,032)

Goodwill, net at March 28, 2004	$121,182	$141,078	$26,352	$288,612

      The following table reflects the components of intangible assets:

	Mar. 28, 2004		Dec. 28, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intellectual property	$61,928	$12,034	$59,795	$10,381
Customer lists	35,019	3,529	33,221	2,993
Distribution rights	30,444	11,207	32,578	10,602

      Amortization expense related to those intangible assets was $2,485 for the three months ended March 28, 2004. Amortization expense is estimated to be $10,648 in 2004, $9,600 in 2005, $8,654 in 2006, $7,931 in 2007 and $7,803 in 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Inventories

      Inventories consisted of the following:

	Mar. 28,	Dec. 28,
	2004	2003

Raw materials	$204,777	$192,149
Work-in-process	82,154	84,030
Finished goods	161,155	166,966

	$448,086	$443,145

Note 8.     Business segment information

	Three Months Ended

	Mar. 28,	Mar. 30,	Percent
	2004	2003	Change

Revenues
Commercial	$350,815	$299,811	17%
Medical	150,600	118,145	27%
Aerospace	136,590	128,265	6%

Total	$638,005	$546,221	17%

Operating profit(*)
Commercial	$29,750	$29,127	2%
Medical	22,906	19,047	20%
Aerospace	1,613	1,913	(16%)

	54,269	50,087	8%

Corporate expenses	6,561	5,055	30%
Gain on asset sale	—	(3,068)	—

Income before interest and taxes	47,708	48,100	(1%)
Interest expense	6,775	6,565	3%

Income before taxes	40,933	41,535	(1%)
Taxes on income	11,461	12,294	(7%)

Net income	$29,472	$29,241	1%

(*)	Segment operating profit is defined as a segment’s revenues reduced by its cost of sales and its operating expenses. Corporate expenses, gain on asset sale, interest expense and taxes on income are excluded from the measure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MANAGEMENT’S ANALYSIS OF QUARTERLY FINANCIAL DATA

Results of Operations:

      Discussion of growth from acquisitions reflects the impact of a purchased company twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from quarter to quarter.

      Revenues increased 17% in the first quarter of 2004 to $638.0 million from $546.2 million in 2003. The 17% increase in revenues was comprised of 6% from acquisitions, 6% from currency translation and 5% from core growth. All three segments, Commercial, Medical and Aerospace, reported overall and core revenue increases. The Commercial, Medical and Aerospace segments comprised 55%, 24% and 21% of the company’s net revenues, respectively.

      Cost of sales as a percentage of revenues decreased to 73.7% in 2004 compared to 74.0% in 2003. A decline in the Medical Segment offset increases in the Commercial and Aerospace segments. Operating expenses as a percentage of revenues increased to 18.8% in 2004 compared with 17.8% in 2003 as increases in the Medical and Commercial segments were partially offset by a decline in the Aerospace Segment. In addition, higher corporate expenses added to the increase in operating expenses. In the first quarter of 2003, the company sold an investment, resulting in a pre-tax gain of $3.1 million, $0.05 cents per share after tax.

      Interest expense increased in 2004 primarily as higher debt outstanding was only partially offset by lower average interest rates. The effective income tax rate was 28.0% in the first quarter of 2004 compared with 29.6% in 2003. The lower rate in 2004 was the result of a higher proportion of income in 2004 earned in countries with relatively lower tax rates. Net income for the quarter was $29.5 million, an increase of 1% from the first quarter of 2003. Diluted earnings per share declined 1% to $0.73.

Industry Segment Review:

      Commercial Segment revenues gained 17% from $299.8 million in 2003 to $350.8 million in 2004. All three product lines reported double digit gains. Overall, core growth and stronger foreign currencies each contributed 6% of the increase, while acquisitions throughout 2003 contributed 5% to the top line improvement. In the Automotive product line, stronger foreign currencies comprised slightly over one-half of the gain with core growth in Europe and Asia providing a majority of the remainder. Industrial product line sales benefited from prior year acquisitions, which accounted for over two-thirds of the revenue improvement. Marine sales improved as a result of higher volume to both marine original equipment manufacturers and to the aftermarket. Commercial Segment operating profit improved from $29.1 million in 2003 to $29.8 million in 2004 and, as a result, operating profit as a percent of revenues decreased to 8.5% from 9.7%. A volume driven operating profit gain in the Marine product line was partially offset by additional launch costs related to a new global automotive platform in Europe and costs of integrating prior year acquisitions in the alternative fuel systems and light duty cable businesses.

      Revenues in the Medical Segment increased 27% to $150.6 million in 2004 from $118.1 million in 2003. Revenues gained 15% from acquisitions, 8% from foreign currency changes and 4% from core growth. In Health Care Supply, nearly two-thirds of the revenue gain came from currency translation with the remainder from core growth in urology, anesthesia and specialty device products. Surgical Devices improved primarily as a result of the cardiothoracic devices acquisition in July 2003. Operating profit increased to $22.9 million in 2004 from $19.0 million in 2003 on volume gains in Health Care Supply coupled with the acquisition contribution in Surgical Devices. Operating profit as a percent of revenues declined from 16.1% in 2003 to 15.2% in 2004 as a result of adverse product mix.

      Aerospace Segment revenues increased 6% to $136.6 million in 2004 from $128.3 million in 2003. Increased revenue from lower margin products in the Repair Product and Services and Manufactured Components product lines offset declines in Industrial Gas Turbine (IGT) and to a lesser extent Cargo Systems. Operating profit declined 16% to $1.6 million from $1.9 million. Results in the first quarter of 2003 included approximately $3.0 million of plant closure and wind-down costs, compared to $1.5 million in 2004. These decreased costs were offset by pricing pressure in both the aerospace OEM and aftermarket, lower volume in IGT, and adverse mix in Cargo Systems. Operating profit as a percent of revenues declined to 1.2% in 2004 from 1.5% in 2003.

Cash Flows from Operations and Liquidity:

      Cash flows from operating activities in the first quarter of 2004 were $18.5 million, compared to $27.2 million in the prior year comparable period. Increased working capital demand, particularly in accounts receivable and accounts payable, was partially offset by higher depreciation, amortization and net income. Increased accounts receivable was primarily a function of higher revenues, as accounts receivable as a percent of first quarter annualized revenues remained constant. Accounts payable dropped in part due to the initiatives to source materials using long-term contracts, resulting in favorable pricing and improved payment terms. Proceeds from stock compensation plans increased by $9.7 million as options for 290,000 shares of stock were exercised in the three months ended March 28, 2004 versus 20,000 in the prior year comparable period. Total borrowings increased by $0.1 million to $456.1 million at March 28, 2004 as compared to $456.0 million at December 28, 2003. The increase was due to $7.0 million of increased current borrowings offset by scheduled debt repayments of $4.9 million and a $2.0 million reduction due to weaker foreign currencies from year end. The ratio of total debt to total capitalization was 30% at March 28, 2004 and December 28, 2003.

Forward-Looking Statements:

      In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that certain statements contained in this quarterly report, other written reports and oral statements are forward-looking in nature. These forward-looking statements include matters such as business strategies, market potential, future financial performance, product deployments and other future oriented matters. Such matters involve risks and uncertainties which can cause actual results to differ materially from those projected in the forward-looking statements and include, but are not limited to:

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

      As of the end of the quarter ended March 28, 2004, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

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

      The company was notified in February 2004 that a jury had rendered a verdict against one of its subsidiaries. A judgment on the verdict has not yet been entered as of April 30, 2004 pending further consideration by the court. See Note 5 to the condensed consolidated financial statements for a further discussion of this matter.

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

      2.     During the quarter ended March 28, 2004, the Company filed the following reports on Form 8-K:

On January 5, 2004 Teleflex Incorporated filed a report on Form 8-K dated January 5, 2004, to file as an exhibit a press release announcing the acquisition of Hendersons Automotive Inc., based in Westland, Michigan, and Hendersons Lumbar Division, based in Geelong Victoria, Australia.

On February 12, 2004 Teleflex Incorporated filed a report on Form 8-K dated February 12, 2004, to file as an exhibit a press release announcing earnings for the quarter and year ended December 28, 2003.

On March 3, 2004 Teleflex Incorporated filed a report on Form 8-K dated March 2, 2004, to file as an exhibit a press release announcing that on February 13, 2004 the company was notified that a jury sitting in the Federal District Court for the Northern District of Georgia had rendered a verdict against one of its subsidiaries, Rüsch, Inc., in a trademark infringement case.

TELEFLEX INCORPORATED

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEFLEX INCORPORATED

/s/ JOHN J. SICKLER

John J. Sickler
Vice Chairman and Interim Chief Financial Officer
(principal financial officer) and duly authorized officer

April 30, 2004

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