Form 10-Q
period 2004-06-27
TELEFLEX INC
filed 2004-07-28
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

☑     Yes                              ☐     No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☑     Yes                              ☐     No

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class	Outstanding at June 27, 2004

Common Stock, $1.00 Par Value	40,231,648

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

	(Unaudited)
	June 27,	Dec. 28,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$81,522	$56,580
Accounts receivable less allowance for doubtful accounts	505,838	478,433
Inventories	425,139	443,145
Prepaid expenses	22,718	28,029

Total current assets	1,035,217	1,006,187
Property, plant and equipment, at cost, less accumulated depreciation	629,531	667,619
Goodwill	286,130	289,644
Intangibles and other assets	114,534	111,868
Investments in affiliates	32,362	35,295

Total assets	$2,097,774	$2,110,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of borrowings and demand loans	$172,326	$226,103
Accounts payable and accrued expenses	337,913	343,935
Income taxes payable	48,579	42,633

Total current liabilities	558,818	612,671
Long-term borrowings	205,692	229,882
Deferred income taxes and other	218,385	205,758

Total liabilities	982,895	1,048,311
Shareholders’ equity	1,114,879	1,062,302

Total liabilities and shareholders’ equity	$2,097,774	$2,110,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Dollars and Shares in Thousands, Except Per Share)

	Three Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Revenues	$653,424	$577,945	$1,291,429	$1,124,166

Cost of sales	481,390	423,339	951,817	827,281
Operating expenses	123,521	103,166	243,391	200,413
Gain on sale of businesses and assets	(5,083)	—	(5,083)	(3,068)

Total costs and expenses	599,828	526,505	1,190,125	1,024,626

Income before interest and taxes	53,596	51,440	101,304	99,540
Interest expense	6,145	6,610	12,920	13,175

Income before taxes	47,451	44,830	88,384	86,365
Provision for taxes on income	13,286	12,995	24,747	25,289

Net income	$34,165	$31,835	$63,637	$61,076

Earnings per share
Basic	$0.85	$0.81	$1.59	$1.55
Diluted	$0.84	$0.80	$1.57	$1.54
Dividends per share	$0.22	$0.20	$0.42	$0.38
Average number of common and common equivalent shares outstanding
Basic	40,195	39,539	40,093	39,493
Diluted	40,538	39,837	40,498	39,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended

	June 27,	June 29,
	2004	2003

Cash flows from operating activities:
Net income	$63,637	$61,076
Gain on sale of businesses and assets	(5,083)	(3,068)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation expense	49,791	48,552
Amortization expense	5,371	3,477
(Increase) in accounts receivable	(42,727)	(25,378)
Decrease (increase) in inventory	3,770	(8,024)
Decrease in prepaid expenses	5,049	3,801
Increase in accounts payable and accrued expenses	25,609	14,156
Increase in income taxes payable	11,045	7,583

	116,462	102,175

Cash flows from financing activities:
Reduction in long-term borrowings	(28,990)	(11,621)
(Decrease) increase in current borrowings and demand loans	(51,152)	2,461
Proceeds from stock compensation plans	12,225	1,051
Dividends	(16,635)	(15,007)

	(84,552)	(23,116)

Cash flows from investing activities:
Expenditures for plant assets	(30,174)	(44,462)
Payments for businesses acquired	—	(22,916)
Proceeds from sale of businesses and assets	23,793	4,728
Investments in affiliates	899	(1,357)
Other	(1,486)	40

	(6,968)	(63,967)

Net increase in cash and cash equivalents	24,942	15,092
Cash and cash equivalents at the beginning of the period	56,580	44,494

Cash and cash equivalents at the end of the period	$81,522	$59,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Net income	$34,165	$31,835	$63,637	$61,076
Financial instruments marked to market	(262)	1,288	(1,148)	1,742
Cumulative translation adjustment	(2,349)	19,520	(8,265)	31,383

Comprehensive income	$31,554	$52,643	$54,224	$94,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars and shares in thousands except per share)

Note 1.	Basis of presentation/ accounting policies

      The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 27, 2004 and June 29, 2003 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 28, 2003.

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

	Three Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Net income, as reported	$34,165	$31,835	$63,637	$61,076
Deduct: Stock based employee compensation expense using a fair value method	(1,147)	(1,064)	(2,395)	(2,151)

Pro forma net income	$33,018	$30,771	$61,242	$58,925

Earnings per share:
Basic
As reported	$0.85	$0.81	$1.59	$1.55
Pro forma	$0.82	$0.78	$1.53	$1.49
Diluted
As reported	$0.84	$0.80	$1.57	$1.54
Pro forma	$0.82	$0.78	$1.52	$1.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 1.	Basis of presentation/ accounting policies — (continued)

      The fair value for options granted in 2004 and 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Risk-free interest rate	3.6%	2.7%	2.9%	2.7%
Expected life of option	4.6 yrs	5.0 yrs	4.6 yrs	5.3 yrs
Expected dividend yield	1.9%	2.0%	1.6%	2.0%
Expected volatility	24.3%	26.0%	24.3%	26.0%

Note 2.	New accounting standards

      Variable interest entities. In December 2003, the FASB issued Interpretation (FIN) 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which replaced FASB Interpretation 46, “Consolidation of Variable Interest Entities,” and clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R are to be implemented no later than the end of the first reporting period that ends after March 15, 2004. Management has identified four non-consolidated entities as variable interest entities (VIEs) where the company is considered the primary beneficiary. The company’s net investment in these VIEs is $10,000 as of June 27, 2004 and is included in Investments in affiliates. The fair value appraisals of these entities in accordance with the provisions of FIN 46R have not yet been completed, but management does not expect that these fair value assessments will have a material impact on the company’s financial position, results of operations or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 2.	New accounting standards — (continued)

      The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from company funds.

      Net benefit cost of defined benefit plans consists of the following:

	Pension		Other		Pension		Other
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$963	$1,224	$21	$80	$2,128	$2,491	$115	$160
Interest cost	2,013	2,017	98	349	4,456	4,103	632	699
Expected return on plan assets	(2,034)	(1,972)	—	—	(4,499)	(4,011)	—	—
Net amortization and deferral	313	156	66	174	705	317	274	348
Foreign plans	683	439	—	—	1,117	878	—	—

Net benefit cost	$1,938	$1,864	$185	$603	$3,907	$3,778	$1,021	$1,207

      The company previously disclosed in its consolidated financial statements for the year ended December 28, 2003, that it expected to contribute $5,000 to its U.S. pension plans. Due to current expected actuarial returns and current funding estimates, the company presently anticipates contributing approximately $8,000 to fund its U.S. pension plan in 2004. The company anticipates contributing approximately $2,000 for its non-domestic pension plans.

      Medicare prescription drug costs. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company sponsors medical programs for certain of its U.S. retirees and expects that this legislation will reduce the costs for some of these programs. The company is continuing to evaluate the impact of the legislation since guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions is still pending. In April 2004, the FASB issued Staff Position (FSP) No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP No. FAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The company does not expect the adoption of FSP No. FAS 106-2 to have a material impact on the company’s financial position, results of operations or cash flows.

Note 3.	Inventories

      Inventories consisted of the following:

	June 27,	Dec. 28,
	2004	2003

Raw materials	$188,336	$192,149
Work-in-process	80,855	84,030
Finished goods	155,948	166,966

	$425,139	$443,145

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 4.	Goodwill and intangible assets

      Changes in the carrying amount of goodwill for the six months ended June 27, 2004, by operating segment, are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill, net at December 28, 2003	$121,708	$141,552	$26,384	$289,644
Goodwill disposed	(1,694)	—	—	(1,694)
Translation adjustment	(1,189)	(602)	(29)	(1,820)

Goodwill, net at June 27, 2004	$118,825	$140,950	$26,355	$286,130

      The following table reflects the components of intangible assets:

	June 27, 2004		Dec. 28, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intellectual property	$58,165	$13,528	$59,795	$10,381
Customer lists	37,116	4,054	33,221	2,993
Distribution rights	37,248	12,314	32,578	10,602

      Amortization expense related to intangible assets was $2,886 and $5,371 for the three and six months ended June 27, 2004. Amortization expense related to the above carrying amounts is estimated to be $11,104 in 2004, $10,181 in 2005, $9,182 in 2006, $8,393 in 2007 and $8,259 in 2008.

Note 5.	Earnings per share

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

	Three Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Basic	40,195	39,539	40,093	39,493
Dilutive shares assumed issued	343	298	405	276

Diluted	40,538	39,837	40,498	39,769

      Weighted average stock options of 708 and 1,019 were antidilutive and were therefore not included in the calculation of earnings per share for the three months ended June 27, 2004 and June 29, 2003, respectively. Weighted average antidilutive stock options were 560 and 1,106 for the six months ended June 27, 2004 and June 29, 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 6.	Common shares

	Three Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Common shares, beginning of period	40,115	39,480	39,795	39,398
Shares issued under compensation plans	117	77	437	159

Common shares, end of period	40,232	39,557	40,232	39,557

      At June 27, 2004, 4,764 shares were reserved for issuance under the company’s stock compensation plans.

Note 7.	Commitments and contingent liabilities

      Product warranty liability. The company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the company’s estimated product warranty liability for the six months ended June 27, 2004:

Balance — December 28, 2003	$6,960
Accrued for warranties issued in 2004	3,159
Settlements (cash and in kind)	(4,067)
Accruals related to pre-existing warranties	2,260
Effect of acquisitions and translation	(195)

Balance — June 27, 2004	$8,117

      Operating leases. The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the company has residual value guarantees in the amount of $20,066 at June 27, 2004. The company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the company decide neither to renew these leases, nor to exercise its purchase option. At June 27, 2004, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

      Accounts receivable securitization program. The company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. These notes are secured by a 364-day liquidity facility provided by a bank. At June 27, 2004, $19,966 was recorded in demand loans under this program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 7.	Commitments and contingent liabilities — (continued)

and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA), and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed.

      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 27, 2004, the company’s consolidated balance sheet included an accrued liability of $3,900 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two or three times the amount accrued as of June 27, 2004. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

      Litigation. The company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability contracts, intellectual property and environmental matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these lawsuits and claims in the opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the quarter recognized, management does not anticipate they will have a material adverse effect on the company’s consolidated financial position, annual results of operations, or liquidity.

      On February 13, 2004 the company was notified that a jury sitting in the Federal District Court for the Northern District of Georgia had rendered a verdict against one of its subsidiaries, Rüsch, Inc., in a trademark infringement case in the amount of $2,600 as “reasonable royalty” and an additional $32,200 as “unjust enrichment.” Judgment was not entered on the verdict, and the trial judge held a hearing on February 25, 2004 on the issue of what judgment would be entered by the court. The judge reserved judgment at that hearing pending further briefing by the parties. Under applicable Federal trademark law, the trial judge has the discretion to determine whether and in what amount an award for unjust enrichment should be made. As of the filing date of the company’s June 27, 2004 Form 10-Q, no judgment had been entered on this matter.

      Rüsch, Inc., a manufacturer of health care supply products, is a co-defendant in this case with Medical Marketing Group, Inc. (MMG). This case involves a common law trademark claim arising under 1988 and 1997 contracts between MMG and the plaintiff, which were terminated in 1999. Rüsch, Inc. acquired the business of MMG in February 2000. In connection with the acquisition, the company escrowed a portion of the purchase price, the balance of which approximates the reasonable royalty found by the jury.

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

Note 8.	Dispositions

      During the second quarter of 2004, the company sold three non-strategic businesses, which represented nearly $100,000 in annual revenues. The divestitures included a consumer marine electronics manufacturer, a mechanical cable manufacturer for the automotive industry, and a producer of stranded cable for industrial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 8.	Dispositions — (continued)

applications. All three businesses were part of the company’s Commercial Segment. The divestitures resulted in a pre-tax gain of $5,083, or $0.07 per share after tax.

Note 9.	Business segment information

	Three Months Ended			Six Months Ended

	June 27,	June 29,	Percent	June 27,	June 29,	Percent
	2004	2003	Change	2004	2003	Change

Revenues
Commercial	$359,011	$318,205	13%	$709,826	$618,016	15%
Medical	158,245	129,679	22%	308,845	247,824	25%
Aerospace	136,168	130,061	5%	272,758	258,326	6%

	$653,424	$577,945	13%	$1,291,429	$1,124,166	15%

Operating profit(*)
Commercial	$33,121	$32,905	1%	$62,871	$62,032	1%
Medical	26,498	21,576	23%	49,404	40,623	22%
Aerospace	(4,579)	1,940	—	(2,966)	3,853	—

	55,040	56,421	(2%)	109,309	106,508	3%

Corporate expenses	6,527	4,981	31%	13,088	10,036	30%
Gain on sale of businesses and assets	(5,083)	—	—	(5,083)	(3,068)	—

Income before interest and taxes	53,596	51,440	4%	101,304	99,540	2%
Interest expense	6,145	6,610	(7%)	12,920	13,175	(2%)

Income before taxes	47,451	44,830	6%	88,384	86,365	2%
Taxes on income	13,286	12,995	2%	24,747	25,289	(2%)

Net income	$34,165	$31,835	7%	$63,637	$61,076	4%

(*)	Segment operating profit is defined as a segment’s revenues reduced by its cost of sales and its operating expenses. Corporate expenses, gain on sale of businesses and assets, interest expense and taxes on income are excluded from the measure.

Note 10.	Subsequent event

      On July 6, 2004 the company announced it had completed the acquisition of Hudson Respiratory Care, Inc. (Hudson) for cash consideration of $460,000 including the net present value of future tax benefits exceeding $60,000. The price includes the retirement of all existing Hudson indebtedness. The purchase price is subject to adjustment as provided in the agreement. With $185,000 in 2003 revenues, Hudson is a leading provider of disposable medical products for respiratory care and anesthesia. Results for Hudson will be included in the company’s Medical Segment beginning in the third quarter. The purchase was financed in part by the issuance in July 2004 of $350,000 in Senior Notes at interest rates ranging from 5.23% to 5.85% fixed over the term of the notes. The borrowing consists of $150,000 of seven-year notes, $100,000 of ten-year notes, and $100,000 of twelve-year notes. Interest is to be paid semiannually. The notes were financed through a group of 23 financial institutions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 10.	Subsequent event — (continued)

      In addition, on July 22, 2004, the company completed a $400,000 five-year syndicated revolving credit facility. The credit facility is available at several interest rate and currency options. The company expects to draw down $250,000 of the revolving credit facility to liquidate callable debt of Hudson and refinance existing loans.

MANAGEMENT’S ANALYSIS OF QUARTERLY AND SIX MONTHS FINANCIAL DATA

Results of Operations:

      Discussion of growth from acquisitions reflects the impact of a purchased company twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year and the comparable activity of divested companies within the most recent twelve-month period.

Second Quarter

      Revenues increased 13% in the second quarter of 2004 to $653.4 million from $577.9 million in 2003. The 13% increase in revenues was comprised of 7% from core growth, 3% from currency translation and 3% from acquisitions, net of dispositions. All three segments, Commercial, Medical and Aerospace, reported overall and core revenue increases. The Commercial, Medical and Aerospace segments comprised 55%, 24% and 21% of the company’s net revenues, respectively.

      Cost of sales as a percentage of revenues increased to 73.7% in 2004 compared to 73.2% in 2003. Increases in the Commercial and Aerospace segments more than compensated for a decline in the Medical Segment. Operating expenses as a percentage of revenues was 18.9% in 2004 compared with 17.9% in 2003, as an increase in the Medical Segment operating expenses as a percent of revenues and higher corporate expenses more than offset a decline in the Commercial and Aerospace segment’s operating expenses as a percent of revenues. In the second quarter of 2004, the company sold three non-strategic businesses, resulting in a pre-tax gain of $5.1 million, or $0.07 per share after tax.

      Interest expense decreased in 2004 primarily due to lower debt levels. The effective income tax rate was 28.0% in the second quarter of 2004 compared with 29.0% in 2003. The lower rate in 2004 was the result of a higher proportion of income in 2004 earned in countries with relatively lower tax rates. Net income for the quarter was $34.2 million, an increase of 7% from the second quarter of 2003. Diluted earnings per share gained 5% to $0.84.

Six Months

      Revenues increased 15% in the first six months of 2004 to $1.29 billion from $1.12 billion in 2003. The 15% increase in revenues was comprised of 6% from core growth, 5% from acquisitions, net of dispositions and 4% from currency. The Commercial, Medical and Aerospace segments comprised 55%, 24% and 21% of the company’s net revenues, respectively.

      Cost of sales as a percentage of revenues increased to 73.7% in 2004 compared to 73.6% in 2003. Increases in the Commercial and Aerospace segments were tempered by a decline in the Medical Segment. Operating expenses as a percentage of revenues increased to 18.8% in 2004 compared with 17.8% in 2003 as decreases in the Commercial and Aerospace Segments were more than offset by an increase in the Medical Segment and higher corporate expenses. In the first quarter of 2003, the company sold an investment, resulting in a pre-tax gain of $3.1 million, or $0.05 per share after tax. In the second quarter of 2004, the company sold three non-strategic businesses, resulting in a pre-tax gain of $5.1 million, or $0.07 per share after tax.

      Interest expense decreased in 2004 primarily due to lower debt outstanding and lower average interest rates. The effective income tax rate was 28.0% in the first six months of 2004 compared with 29.3% in 2003. The lower rate in 2004 was the result of a higher proportion of income in 2004 earned in countries with relatively lower tax rates. Net income for the first six months was $63.6 million, an increase of 4% from the first six months of 2003. Diluted earnings per share improved 2% to $1.57.

Industry Segment Review:

Second Quarter

      Commercial Segment revenues increased 13% in the quarter from $318.2 million in 2003 to $359.0 million in 2004 as all three product lines, Automotive, Marine and Industrial reported gains. Overall, core growth contributed 10%, acquisitions throughout 2003 contributed 5%, currency added 3% while dispositions deducted 5%. In the Automotive product line, core growth in Europe and Asia, offset by a decline in North America accounted for a majority of its improvement. Industrial product line sales were aided by second half 2003 acquisitions and core growth in the electronic controls and light-duty cable businesses. These two factors comprised a majority of the growth, while currency gains provided the balance. Marine sales improved as a result of higher volume for marine steering and other OEM products. Commercial Segment operating profit improved from $32.9 million in 2003 to $33.1 million in 2004. A volume driven operating profit gain in the Marine and Industrial product lines was tempered by pricing pressure, raw material price increases and other production expenses in the Automotive product line. Operating profit as a percent of revenues decreased to 9.2% from 10.3%.

      Revenues in the Medical Segment gained 22% in the quarter to $158.2 million in 2004 from $129.7 million in 2003. Revenues gained 15% from acquisitions, 4% from core growth and 3% from foreign currency changes. In Health Care Supply, nearly 60% of the revenue gain came from core growth, primarily OEM devices, with the remainder from favorable currency translation. Surgical Devices revenues improved as a result of a cardiothoracic devices acquisition in the third quarter of 2003. Contribution from the acquisition and volume gains resulted in increased operating profit from $21.6 million in 2003 to $26.5 million in 2004. Operating profit as a percent of revenues improved from 16.6% in 2003 to 16.7% in 2004.

      Aerospace Segment sales increased 5% to $136.2 million in 2004 from $130.1 million in 2003. Core growth accounted for nearly three-fourths of the increase as double digit gains in the Repair Product and Services and Manufactured Components product lines offset declines in Industrial Gas Turbine (IGT) and Cargo Systems. Revenue growth in Repair Product and Services and Manufactured Components was largely the result of increased sales of lower margin offerings. The Aerospace Segment generated an operating loss of $4.6 million in the quarter versus operating profit of $1.9 million in the second quarter of 2003. Results for the quarter were adversely impacted by approximately $2.5 million of costs to exit the engineering services business and $1.5 million related to excess costs including rework for parts that were produced at a facility closed in the first quarter of 2004. Pricing pressure and a volume decline in the narrow-body business added to the decline. Operating profit as a percent of revenues was 1.5% in 2003 versus a loss of 3.4% in 2004.

Six Months

      Commercial Segment revenues in the first six months increased 15% from $618.0 million in 2003 to $709.8 million in 2004. Overall, core growth contributed 8%, acquisitions throughout 2003 contributed 5%, currency added 4% while dispositions deducted 2%. In the Automotive product line, core growth accounted for over one-half of the revenue improvement as gains in Europe and Asia offset a 10% core decline in North American cables. Currency translation accounted for a majority of the remaining growth. Industrial product line sales benefited from acquisitions which accounted for one-half of the growth. Currency and core growth, primarily light-duty cables and electronic controls, provided the remaining growth. In Marine, revenues improved primarily as a result of increased demand for marine OEM and, excluding the disposition of a consumer marine electronics business, core aftermarket products. Commercial Segment operating profit improved from $62.0 million in 2003 to $62.9 million in 2004. Operating profit improvement in Marine was generated from higher volume. Industrial operating profit improved as a result of volume gains, which were offset in part by pricing pressure and costs of integrating 2003 acquisitions. Automotive operating profit declined due to pricing pressure, increased raw material costs and launch costs for a new global platform in Europe. Operating profit as a percent of revenues decreased to 8.9% from 10.0%.

      Six month revenues in the Medical Segment improved 25% to $308.8 million in 2004 from $247.8 million in 2003. Revenues gained 15% from acquisitions, 6% from foreign currency changes and 4% from core growth. In Health Care Supply, slightly more than one-half of the growth came from currency gains and core improvement provided the residual. The cardiothoracic devices acquisition drove Surgical Devices sales higher. Operating profit increased 22% to $49.4 million in 2004 from $40.6 million in 2003 as a result of volume gains in Health Care Supply and the acquisition in Surgical Devices. Operating profit as a percent of revenues declined from 16.4% in 2003 to 16.0% in 2004.

      Aerospace Segment sales gained 6% in the first six months to $272.8 million in 2004 from $258.3 million in 2003. Core growth accounted for over two-thirds of the increase as double digit gains in the Repair Product and Services and Manufactured Components product lines more than compensated for declines in Industrial Gas Turbine (IGT) and to a lesser extent Cargo Systems. The Aerospace Segment generated an operating loss of $3.0 million versus operating profit of $3.9 million in the first half of 2003. Operating profit declined due to pricing pressure in the aerospace OEM and aftermarket, lower volume in IGT and Cargo Systems and higher costs in manufactured components. Operating profit as a percent of revenues was 1.5% in 2003 versus a loss of 1.1% in 2004.

Cash Flows from Operations and Liquidity:

      Cash flows from operating activities in the first six months of 2004 was $116.5 million, compared to $102.2 million in the prior year comparable period. Decreased working capital demand in the Aerospace Segment relative to prior year, coupled with higher depreciation, amortization and net income led to improved operating cash flow. Proceeds from stock compensation plans increased by $11.2 million as 356,000 stock options were exercised in the six months ended June 27, 2004 versus 40,000 in the prior year comparable period. Total borrowings decreased by $78.0 million to $378.0 million at June 27, 2004 as compared to $456.0 million at December 28, 2003. The decrease was due to repayments of both short and long-term debt as a result of improved operating cash flow, proceeds from the disposition of businesses and lower year-over-year capital spending. The ratio of total debt to total capitalization was 25% at June 27, 2004 versus 30% at December 28, 2003.

      As discussed in Note 10 — Subsequent Event, the company issued $350 million of senior notes to pay for the Hudson acquisition. Additionally, the company entered into a $400 million five-year syndicated revolving credit facility. The company expects to draw down $250 million of the revolving credit facility to liquidate callable Hudson debt and refinance existing loans.

      The company believes that its cash flow from operations and the ability to access additional funds through credit facilities will enable it to fund its operating requirements, capital expenditures and additional acquisition opportunities.

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

      The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investors section of the company’s Internet website (http://www.teleflex.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 4.	Controls and Procedures

      The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective, as of June 27, 2004, in alerting them in a timely manner to material information relating to the company required to be included in the company’s periodic SEC filings. There were no significant changes in the company’s disclosure controls or internal controls over financial reporting during the second quarter of 2004.

      Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed with the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

      Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of the control system inherently has limitations, and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

      The company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability contracts, intellectual property and environmental matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these lawsuits and claims in the opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the quarter recognized, management does not anticipate they will have a material adverse effect on the company’s consolidated financial position, annual results of operations, or liquidity.

      The company was notified in February 2004 that a jury had rendered a verdict against one of its subsidiaries. As of the date of this filing, a judgment on the verdict has not yet been entered pending further consideration by the court. See Note 7 to the condensed consolidated financial statements for a further discussion of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

      At the company’s 2004 Annual Meeting of Shareholders held on April 30, 2004, the following were elected to the Board of Directors of the company for a term expiring in 2007:

Name	Votes For	Withheld

Patricia C. Barron	35,684,928	379,568
Donald Beckman	24,018,095	12,046,401
James W. Zug	34,971,463	1,093,033

      The Shareholders approved the appointment of PricewaterhouseCoopers LLP as independent accountant of the company for the fiscal year ending December 26, 2004, as follows:

For	34,986,946
Against	990,759
Abstain	86,791

Item 6.	Exhibits and Reports on Form 8-K

      1.     Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among Teleflex Incorporated, TFX Acquisition Corporation, Freeman Spogli & Co. LLC, FS Equity Partners IV, L.P., River Holding Corp. and Hudson Respiratory Care, Inc. filed on July 21, 2004 as exhibit 2.1 on Form 8-K.
2.2	First Amendment to Agreement and Plan of Merger, dated as of July 6, 2004, by and among Teleflex Incorporated, TFX Acquisition Corporation, Freeman Spogli & Co. LLC, FS Equity Partners IV, L.P., River Holding Corp. and Hudson Respiratory Care, Inc. filed on July 21, 2004 as exhibit 2.2 on Form 8-K.
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      2. During the quarter ended June 27, 2004, the company filed the following reports on Form 8-K:

On April 15, 2004 Teleflex Incorporated filed a report on Form 8-K dated April 14, 2004, to file as an exhibit a press release announcing earnings for the quarter ended March 28, 2004. This Current Report is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

On May 4, 2004 Teleflex Incorporated filed a report on Form 8-K dated April 30, 2004, to file as exhibits two separate press releases with the first press release announcing Patricia Barron, Donald Beckman and James Zug were elected to the Board of Directors of the company and the second press release announcing an increase to the company’s quarterly cash dividend.

On May 6, 2004 Teleflex Incorporated filed a report on Form 8-K dated May 6, 2004, to file as an exhibit a press release announcing the sale of all the issued and outstanding capital stock of Techsonic Industries, Inc., a wholly-owned subsidiary of Teleflex Incorporated, to Johnson Outdoors Inc.

On May 18, 2004 Teleflex Incorporated filed a report on Form 8-K dated May 17, 2004, to file as exhibits two separate press releases with the first press release announcing NHK Spring Co. Ltd. has acquired all of the shares of Teleflex-NHK Automotive Co., Ltd., a joint venture formed between Teleflex and NHK in January 2002 and the second press release announcing Teleflex Incorporated has agreed to acquire Hudson Respiratory Care, Inc. from entities controlled by Freeman Spogli & Co. and management.

TELEFLEX INCORPORATED

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEFLEX INCORPORATED

/s/ JOHN J. SICKLER

John J. Sickler
Vice Chairman and Interim Chief Financial Officer

/s/ JAMES V. AGNELLO

James V. Agnello
Controller and Chief Accounting Officer

July 28, 2004

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among Teleflex Incorporated, TFX Acquisition Corporation, Freeman Spogli & Co. LLC, FS Equity Partners IV, L.P., River Holding Corp. and Hudson Respiratory Care, Inc. filed on July 21, 2004 as exhibit 2.1 on Form 8-K.
2.2	First Amendment to Agreement and Plan of Merger, dated as of July 6, 2004, by and among Teleflex Incorporated, TFX Acquisition Corporation, Freeman Spogli & Co. LLC, FS Equity Partners IV, L.P., River Holding Corp. and Hudson Respiratory Care, Inc. filed on July 21, 2004 as exhibit 2.2 on Form 8-K.
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.