Form 10-Q
period 2004-09-26
TELEFLEX INC
filed 2004-11-02
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

☑     Yes                              ☐     No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☑     Yes                              ☐     No

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Class	Outstanding at September 26, 2004

Common Stock, $1.00 Par Value	40,294,209

CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
STATEMENT OF COMPREHENSIVE INCOME
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S ANALYSIS OF QUARTERLY AND NINE MONTHS FINANCIAL DATA
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
NOTE PURCHASE AGREEMENT DATED AS OF JULY 8, 2004
CREDIT AGREEMENT DATED AS OF JULY 22, 2004
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CEO, PURSUANT TO SECTION 906
CERTIFICATION OF CFO, PURSUANT TO SECTION 906

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

	(Unaudited)
	September 26,	December 28,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$102,580	$56,580
Accounts receivable less allowance for doubtful accounts	489,731	478,433
Inventories	452,738	443,145
Prepaid expenses	28,308	28,029

Total current assets	1,073,357	1,006,187
Property, plant and equipment, at cost, less accumulated depreciation	665,391	667,619
Goodwill	506,645	289,644
Intangibles and other assets	245,193	111,868
Investments in affiliates	22,698	35,295

Total assets	$2,513,284	$2,110,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of borrowings and demand loans	$112,891	$226,103
Accounts payable and accrued expenses	375,106	343,935
Income taxes payable	50,295	42,633

Total current liabilities	538,292	612,671
Long-term borrowings	688,176	229,882
Deferred income taxes and other	154,956	205,758

Total liabilities	1,381,424	1,048,311
Shareholders’ equity	1,131,860	1,062,302

Total liabilities and shareholders’ equity	$2,513,284	$2,110,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Dollars and Shares in Thousands, Except Per Share)

	Three Months Ended		Nine Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

Revenues	$625,762	$550,850	$1,917,191	$1,675,016

Cost of sales	455,659	410,611	1,407,476	1,237,892
Operating expenses	135,808	108,350	379,199	308,763
Loss (gain) on sale of businesses and assets	563	—	(4,520)	(3,068)

Total costs and expenses	592,030	518,961	1,782,155	1,543,587

Income before interest and taxes	33,732	31,889	135,036	131,429
Interest expense	12,590	6,580	25,510	19,755

Income before taxes	21,142	25,309	109,526	111,674
Provision for taxes on income	3,649	7,087	28,396	32,376

Net income	$17,493	$18,222	$81,130	$79,298

Earnings per share
Basic	$0.43	$0.46	$2.02	$2.01
Diluted	$0.43	$0.45	$2.00	$1.99
Dividends per share	$0.22	$0.20	$0.64	$0.58
Average number of common and common equivalent shares outstanding
Basic	40,273	39,655	40,153	39,547
Diluted	40,414	40,072	40,470	39,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended

	September 26,	September 28,
	2004	2003

Cash flows from operating activities:
Net income	$81,130	$79,298
Gain on sale of businesses and assets	(4,520)	(3,068)
Adjustments to reconcile net income to cash flows from operating activities, net of acquisitions and dispositions:
Depreciation expense	78,686	73,158
Amortization expense of intangible assets	9,531	5,954
Amortization expense of deferred financing costs	155	—
(Increase) in accounts receivable	(2,670)	(15,248)
Decrease (increase) in inventory	4,528	(12,028)
Decrease in prepaid expenses	2,481	5,783
Increase in accounts payable and accrued expenses	2,339	9,739
Increase in income taxes payable	13,624	11,777

	185,284	155,365

Cash flows from financing activities:
Proceeds from new borrowings	495,300	—
Reduction in long-term borrowings	(51,443)	(21,109)
(Decrease) increase in current borrowings and demand loans	(115,830)	28,288
Proceeds from stock compensation plans	12,734	3,786
Dividends	(25,495)	(22,937)

	315,266	(11,972)

Cash flows from investing activities:
Expenditures for plant assets	(43,928)	(67,476)
Payments for businesses acquired	(458,273)	(74,436)
Proceeds from sale of businesses and assets	43,831	4,728
Investments in affiliates	1,378	(956)
Other	2,442	(3,194)

	(454,550)	(141,334)

Net increase in cash and cash equivalents	46,000	2,059
Cash and cash equivalents at the beginning of the period	56,580	44,494

Cash and cash equivalents at the end of the period	$102,580	$46,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED

STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Net income	$17,493	$18,222	$81,130	$79,298
Financial instruments marked to market	109	236	(1,039)	1,978
Cumulative translation adjustment	6,240	(925)	(2,025)	30,458

Comprehensive income	$23,842	$17,533	$78,066	$111,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars and shares in thousands except per share)

Note 1.	Basis of presentation/ accounting policies

      The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 26, 2004 and September 28, 2003 contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the periods then ended in accordance with the current requirements for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

      The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. No stock option-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Net income, as reported	$17,493	$18,222	$81,130	$79,298
Deduct: Stock-based employee compensation expense using a fair value method, net of tax expense	(1,148)	(1,080)	(3,543)	(3,231)

Pro forma net income	$16,345	$17,142	$77,587	$76,067

Earnings per share:
Basic
As reported	$0.43	$0.46	$2.02	$2.01
Pro forma	$0.40	$0.43	$1.93	$1.92
Diluted
As reported	$0.43	$0.45	$2.00	$1.99
Pro forma	$0.41	$0.43	$1.93	$1.92

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 1.	Basis of presentation/ accounting policies — (continued)

      The fair value for options granted in 2004 and 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003(1)	2004	2003

Risk-free interest rate	3.2%	n/a	3.0%	2.7%
Expected life of option	4.6 yrs	n/a	4.6 yrs	5.3 yrs
Expected dividend yield	2.0%	n/a	1.7%	2.0%
Expected volatility	24.4%	n/a	24.3%	26.0%

(1)	No stock options were granted in the three months ended September 28, 2003.

Note 2. New accounting standards

      Variable interest entities. In December 2003, the FASB issued Interpretation (FIN) 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which replaced FASB Interpretation 46, “Consolidation of Variable Interest Entities,” and clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has adopted the provisions of the interpretation using fair value appraisals. The adoption of this interpretation had no material impact on the Company’s financial position, results of operations or cash flows. In applying the interpretation, four previously non-consolidated entities with a net investment of $10,000 were consolidated in the September 26, 2004 financial statements.

      Pension and other postretirement benefits. In December 2003, the FASB issued SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements 87, 88, and 106,” which replaced SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132R retains the disclosure requirements of SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements of SFAS 132R are generally effective for fiscal years ending after December 15, 2003. Disclosure of the estimated future benefit payments and certain information about foreign plans shall be effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this Statement were effective for interim periods beginning after December 15, 2003. Disclosures related to the estimated future benefit payments and foreign plans shall be incorporated into the footnotes to the Company’s 2004 financial statements. The adoption of SFAS 132R did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 2. New accounting standards — (continued)

      Net benefit cost of defined benefit plans consists of the following:

	Pension		Other		Pension		Other
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$1,227	$1,224	$79	$81	$3,355	$3,715	$194	$241
Interest Cost	2,569	2,017	431	350	7,025	6,120	1,063	1,049
Expected return on plan assets	(2,593)	(1,971)	—	—	(7,092)	(5,982)	—	—
Net amortization and deferral	406	156	187	173	1,111	473	461	521
Foreign plans	854	439	—	—	1,971	1,317	—	—

Net benefit cost	$2,463	$1,865	$697	$604	$6,370	$5,643	$1,718	$1,811

      The Company previously disclosed in its consolidated financial statements for the year ended December 28, 2003 that it expected to contribute $5,000 to its U.S. pension plans. Due to changes in current expected actuarial returns and current funding estimates, through September 26, 2004 the Company has contributed $8,700 to fund its U.S. pension plans. The Company has completed the funding of its U.S. pension plans for 2004. The Company anticipates contributing approximately $2,000 for its non-domestic pension plans.

      Medicare prescription drug costs. In April 2004, the FASB issued Staff Position FAS 106-2 to address the accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The adoption of this provision had no material impact on the Company’s financial position, results of operations, or cash flows.

      American Jobs Creation Act. On October 22, 2004 President Bush signed the American Jobs Creation Act of 2004 (the Act) into law. The Act includes provisions that may materially affect the Company’s accounting for income taxes including a possible increase in its effective tax rate and changes in its deferred assets and liabilities. The Company is assessing the impact of the Act.

Note 3.	Inventories

      Inventories consisted of the following:

	Sept. 26,	Dec. 28,
	2004	2003

Raw materials	$192,902	$192,149
Work-in-process	84,875	84,030
Finished goods	174,961	166,966

	$452,738	$443,145

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 4. Goodwill and intangible assets

      Changes in the carrying amount of goodwill for the nine months ended September 26, 2004, by operating segment, are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill, net at December 28, 2003	$121,708	$141,552	$26,384	$289,644
Goodwill from new businesses acquired	—	209,251	—	209,251
Goodwill — FIN 46R consolidation	2,448	1,736	—	4,184
Goodwill from dispositions	(1,694)	—	—	(1,694)
Goodwill adjustments	4,983	(153)	—	4,830
Translation adjustment	545	(97)	(18)	430

Goodwill, net at September 26, 2004	$127,990	$352,289	$26,366	$506,645

      Goodwill adjustments primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

      The following table reflects the components of intangible assets:

	Sept. 26, 2004		Dec. 28, 2003

	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization

Customer lists	$92,139	$6,176	$33,221	$2,993
Intellectual property	56,789	14,756	56,887	10,381
Distribution rights	36,373	12,966	32,578	10,602
Trade names	77,408	—	2,908	—

      Amortization expense related to intangible assets was $4,160 and $9,531 for the three and nine months ended September 26, 2004. Amortization expense related to the above carrying amounts is estimated to be $13,855 in 2004, $15,590 in 2005, $14,651 in 2006, $13,852 in 2007 and $13,792 in 2008.

Note 5. Borrowings

      During the quarter, the Company issued $350,000 in Senior Notes at rates ranging from 5.23% to 5.85% fixed over the term of the notes. The borrowing consists of $150,000 of seven-year notes, $100,000 of ten-year notes, and $100,000 of twelve-year notes. Interest is to be paid semiannually. The notes were financed through a group of 23 financial institutions. Proceeds were used primarily to fund the Hudson acquisition.

      In addition, the Company completed a $400,000 five-year syndicated revolving credit facility. The credit facility is available at several interest rates options. The Company expects to draw upon the revolving credit facility to refinance existing loans and to retire callable debt of Hudson.

Note 6. Earnings per share

      Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share are computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The difference between basic and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

diluted weighted average common shares results from the assumption that dilutive stock options were exercised. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Basic	40,273	39,655	40,153	39,547
Dilutive shares assumed issued	141	417	317	323

Diluted	40,414	40,072	40,470	39,870

      Weighted average stock options of 1,199 and 447 were antidilutive and were therefore not included in the calculation of earnings per share for the three months ended September 26, 2004 and September 28, 2003, respectively. Weighted average antidilutive stock options were 773 and 886 for the nine months ended September 26, 2004 and September 28, 2003, respectively.

Note 7.	Common shares

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Common shares, beginning of period	40,232	39,557	39,795	39,398
Shares issued under compensation plans	62	134	499	293

Common shares, end of period	40,294	39,691	40,294	39,691

      At September 26, 2004, 4,720 shares were reserved for issuance under the Company’s stock compensation plans.

Note 8.	Acquisitions

      On July 6, 2004, the Company completed the acquisition of all of the issued and outstanding capital stock of Hudson Respiratory Care Inc. (Hudson), a provider of disposable medical products for respiratory care and anesthesia, for approximately $458,000 subject to adjustment. The results for Hudson are included in the Company’s Medical Segment.

      The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The following table presents the preliminary allocation of purchase price for the Hudson acquisition based on estimated fair values:

Assets
Current assets	$60,607
Property, plant and equipment	57,218
Goodwill	209,251
Intangible assets	129,400
Deferred tax asset	85,000
Other assets	1,118

Total assets acquired	$542,594

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 8.	Acquisitions — (continued)

Less:
Current liabilities	$46,034
Short-term debt assumed	5,299
Long-term debt assumed	4,594
Deferred tax liability	26,567
Other liabilities	2,199

Liabilities assumed	$84,693
Net assets acquired	$457,901

      The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the health care supply market through Hudson and from expected synergies. Of the $129,400 in intangible assets, $54,000 was assigned to intangibles with estimated remaining amortizable lives of 10 years and $900 was assigned to intangibles with estimated remaining amortizable lives of 11.5 years. The remaining $74,500 was assigned to indefinite-lived intangibles other than goodwill. The deferred tax asset is a result of Hudson’s net operating loss carryforward and a difference in tax basis prior to acquisition. The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. Therefore, the allocation of purchase price to this acquisition is subject to revision.

      The following table provides pro forma results of operations for the periods noted below, as if the acquisition had been made as of the beginning of the period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Revenues	$625,762	$595,413	$2,014,788	$1,810,722
Income before interest and taxes	$33,732	$36,156	$120,071	$145,037
Net income	$17,493	$16,677	$53,795	$75,814
Diluted earnings per share	$0.43	$0.42	$1.33	$1.90

      The pro forma results of operations for the nine months ended September 26, 2004 include $25,686 of expenses, or $0.63 per share, incurred by Hudson in contemplation of the transaction. These expenses include bonus and stock option settlement expenses, professional fees, broker fees and insurance costs.

      In connection with this acquisition, the Company has formulated a plan related to the future integration of the acquired entity. The integration activities began during the due diligence process and continue for twelve months after the acquisition. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at the date of acquisition, in accordance with Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The amount accrued for these future integration costs is $23,422. Set forth below is detail of integration costs:

	Involuntary Employee	Facility Closure and
	Termination Benefits	Restructuring Costs	Total

Balance at acquisition	$14,217	$9,205	$23,422
Costs incurred in 2004	(1,237)	(175)	(1,412)

Balance September 26, 2004	$12,980	$9,030	$22,010

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 8.	Acquisitions — (continued)

      Adjustments to these estimates can be made up to 12 months from the acquisition date as plans are executed. To the extent these expected amounts are not utilized for the intended purpose, the difference would be recorded as a reduction of the purchase price by reducing recorded goodwill. Costs in excess of the accrual would be expensed as incurred.

Note 9. Commitments and contingent liabilities

      Product warranty liability. The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the nine months ended September 26, 2004:

Balance — December 28, 2003	$6,960
Accrued for warranties issued in 2004	3,957
Settlements (cash and in kind)	(6,613)
Accruals related to pre-existing warranties	3,112
Effect of acquisitions and translation	(119)

Balance — September 26, 2004	$7,297

      Operating leases. The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the Company has residual value guarantees in the amount of $19,959 at September 26, 2004. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the Company decide neither to renew these leases, nor to exercise its purchase options. At September 26, 2004, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

      Accounts receivable securitization program. The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. These notes are secured by a 364-day liquidity facility provided by a bank. At September 26, 2004, $69,983 was recorded in demand loans under this program.

      Environmental. The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA), and similar state laws. These laws require the Company to undertake certain investigative and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 9.         Commitments and contingent liabilities — (continued)

remedial activities at sites where the Company conducts or once conducted operations or at sites where company-generated waste was disposed.

      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 26, 2004, the Company’s consolidated balance sheet included an accrued liability of $4,455 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of September 26, 2004. The time frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

      Litigation. The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability contracts, intellectual property, employment practices and environmental matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these lawsuits and claims in the opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

      On February 13, 2004, the Company was notified that a jury sitting in the Federal District Court for the Northern District of Georgia had rendered a verdict against one of its subsidiaries, Rüsch, Inc., in a trademark infringement case in the amount of $2,600 as “reasonable royalty” and an additional $32,200 as “unjust enrichment.” Judgment was not entered on the verdict, and the trial judge held a hearing on February 25, 2004 on the issue of what judgment would be entered by the court. The judge reserved judgment at that hearing pending further briefing by the parties. Under applicable Federal trademark law, the trial judge has the discretion to determine whether and in what amount an award for unjust enrichment should be made. As of the filing date of the Company’s September 26, 2004 Form 10-Q, no judgment had been entered on this matter.

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

      Other. The Company has various purchase commitments for materials, supplies, and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. In addition, in the normal course of business the Company periodically enters into agreements that incorporate indemnification provisions. While the amount to which the Company may be liable under such agreements cannot be estimated, it is the opinion of management that any potential indemnification is not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 10.	Dispositions

      During the third quarter of 2004, the Company sold two non-strategic businesses, which represented nearly $5,000 in annual revenues. The divestitures included a non-core component of an automotive business in the Commercial Segment and assets of a business which manufactured and repaired components for industrial gas turbines. These divestitures resulted in a pre-tax loss of $563, or $0.01 per share after tax.

      During the second quarter of 2004, the Company sold three non-strategic businesses, which represented nearly $100,000 in annual revenues. The divestitures included a consumer marine electronics manufacturer, a mechanical cable manufacturer for the automotive industry, and a producer of stranded cable for industrial applications. All three businesses were part of the Company’s Commercial Segment. The divestitures resulted in a pre-tax gain of $5,083, or $0.07 per share after tax.

Note 11.	Business segment information

	Three Months Ended			Nine Months Ended

	Sept. 26,	Sept. 28,	Percent	Sept. 26,	Sept. 28,	Percent
	2004	2003	Change	2004	2003	Change

Revenues
Commercial	$295,153	$279,241	6%	$1,004,979	$897,257	12%
Medical	204,824	139,644	47%	513,669	387,468	33%
Aerospace	125,785	131,965	(5%)	398,543	390,291	2%

	$625,762	$550,850	14%	$1,917,191	$1,675,016	14%

Operating profit(*)
Commercial	$7,896	$15,815	(50%)	$70,767	$77,847	(9%)
Medical	30,465	20,992	45%	79,869	61,615	30%
Aerospace	3,519	469	650%	553	4,322	(87%)

	41,880	37,276	12%	151,189	143,784	5%
Corporate expenses	7,585	5,387	41%	20,673	15,423	34%
Loss (gain) on sale of businesses and assets	563	—	—	(4,520)	(3,068)	—

Income before interest and taxes	33,732	31,889	6%	135,036	131,429	3%
Interest expense	12,590	6,580	91%	25,510	19,755	29%

Income before taxes	21,142	25,309	(16%)	109,526	111,674	(2%)
Taxes on income	3,649	7,087	(49%)	28,396	32,376	(12%)

Net income	$17,493	$18,222	(4%)	$81,130	$79,298	2%

(*)	Segment operating profit is defined as a segment’s revenues reduced by its cost of sales and its operating expenses. Corporate expenses, loss (gain) on sale of businesses and assets, interest expense and taxes on income are excluded from the measure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars and shares in thousands except per share)

Note 11.	Business segment information — (continued)

      Identifiable assets are as follows:

	Sept. 26,	Dec. 28,
	2004	2003

Commercial	$944,579	$990,482
Medical	1,014,441	566,740
Aerospace	411,059	457,650
Corporate	143,205	95,741

	$2,513,284	$2,110,613

     Medical Segment assets increased primarily due to the Hudson acquisition.

MANAGEMENT’S ANALYSIS OF QUARTERLY AND NINE MONTHS FINANCIAL DATA

Overview:

      The Company is focused on achieving consistent and sustainable growth through a combination of core growth and carefully selected acquisitions. Acquisition growth was provided during the year primarily from the July 6, 2004 acquisition of Hudson. Hudson is a leading provider of disposable medical products for respiratory care and anesthesia, and activities to integrate this business into our existing Medical business commenced during the quarter. During the quarter and the year our results also were affected by the 2003 acquisitions of seven smaller businesses:

1.	a cardiothoracic devices business, reported in our Medical Segment;

2.	an anesthesia and respiratory care business, reported in our Medical Segment;

3.	a designer and manufacturer of electronic and electromechanical products for the automotive marine and industrial markets, reported in our Commercial Segment;

4.	a European manufacturer of alternative fuel systems, reported in our Commercial Segment;

5.	a European light-duty cable operation, reported in our Commercial Segment;

6.	a passenger and light truck electronic throttle control business, reported in our Commercial Segment; and

7.	an automotive seat comfort system business, reported in our Commercial Segment.

      Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core sales growth as compared to the prior year period, excluding the impacts of currency and acquisitions, was 3% for the third quarter and 5% for the first nine months of the year.

      In connection with the acquisition of Hudson, we retired certain existing credit lines, issued $350,000 of Senior Notes at fixed interest rates ranging from 5.23% to 5.85%, entered into a $400,000 five-year revolving credit facility and amended the terms of certain existing Senior Notes to create a more effective and lower rate debt structure.

      During the quarter we commenced a portfolio evaluation to identify businesses for divestiture, phase out or consolidation. To assist us in this review, we engaged an investment banking firm to evaluate strategic alternatives for a major portion of these businesses. A result of the initial evaluations was the disposal, towards the end of the third quarter, of two product lines serving Tier I automotive and industrial gas turbine markets in the Commercial and Aerospace segments respectively, resulting in a pre-tax loss of $0.6 million on executing these transactions. We would expect to complete additional transactions during the fourth quarter or early in 2005 in conjunction with the review of certain of the identified businesses.

      The weakening of the U.S. dollar through 2003 and 2004, particularly against the euro, the Swedish krona and the British pound, had mixed impact on our reported results. Currency changes increased reported net sales and net orders by $16.9 million and $21.5 million, respectively, in the quarter and by $61.2 million and $66.4 million, respectively, in the first nine months of the year, as compared to prior year periods. However, since a large proportion of this impact was reported by certain loss-making operations, there was no significant effect on profits from these currency translation effects.

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

Third Quarter

      Revenues increased 14% in the third quarter of 2004 to $625.8 million from $550.9 million in 2003. The 14% increase in revenues was comprised of 6% from acquisitions net of dispositions, 3% from core growth, 3% from currency translation and 2% from the impact of consolidating entities under FIN 46R. The Commercial and Medical segments reported overall and core revenue improvement while Aerospace Segment core and overall revenue declined. The Commercial, Medical and Aerospace segments comprised 47%, 33% and 20% of the Company’s net revenues, respectively.

      Cost of sales as a percentage of revenues decreased to 72.8% in 2004 compared to 74.5% in 2003. A decrease in the Aerospace Segment more than compensated for increases in the Commercial and to a lesser extent Medical Segment. Operating expenses as a percentage of revenues were 21.7% in 2004 compared with 19.7% in 2003 due to an increase relative to sales in the Commercial and Aerospace segments and higher corporate expenses. Corporate expenses rose primarily due to new regulatory provisions and certain strategic activities.

      Interest expense increased in 2004 principally from higher debt levels associated with the Hudson acquisition. The effective income tax rate was 17.3% in the third quarter of 2004 as a result of recognizing a benefit of $2.0 million, or $.05 per share, from releasing a tax reserve whose statutory limitation period expired during the quarter. Excluding this impact, the effective income tax rate was 26.7% compared to 28.0% in 2003. The decline was the result of a higher proportion of income in 2004 earned in countries with relatively lower tax rates. Net income for the quarter was $17.5 million, a decrease of 4% from the third quarter of 2003. Diluted earnings per share declined 4% to $0.43.

Nine Months

      Revenues increased 14% in the first nine months of 2004 to $1.92 billion from $1.68 billion in 2003. The 14% increase in revenues was comprised of 5% from core growth, 5% from acquisitions, net of dispositions, 3% from currency and 1% from the impact of consolidating entities under FIN 46R. The Commercial, Medical and Aerospace segments comprised 52%, 27% and 21% of the Company’s net revenues, respectively.

      Cost of sales as a percentage of revenues decreased to 73.4% in 2004 compared to 73.9% in 2003. A decrease in the Medical Segment more than compensated for an increase in the Commercial Segment, while the Aerospace Segment’s cost of sales as a percent of revenues remained constant. Operating expenses as a percentage of revenues increased to 19.8% in 2004 compared with 18.4% in 2003 due to increases relative to sales in all three segments and higher corporate expenses. In the first quarter of 2003, the Company sold an investment, resulting in a pre-tax gain of $3.1 million, or $0.05 per share after tax. In the second quarter of 2004, the Company sold three non-strategic businesses, resulting in a pre-tax gain of $5.1 million, or $0.07 per share after tax. In the third quarter of 2004, the Company sold two non-strategic businesses, resulting in a pre-tax loss of $0.6 million, or $0.01 per share after tax.

      Interest expense increased in 2004 principally from higher debt outstanding in connection with the Hudson acquisition. The effective income tax rate was 25.9% in the first nine months of 2004 compared with 29.0% in 2003. The lower rate in 2004 was the result of releasing a $2.0 million tax reserve in the third quarter of 2004 and a higher proportion of income in 2004 earned in countries with relatively lower tax rates. Net income for the first nine months was $81.1 million, an increase of 2% from the first nine months of 2003. Diluted earnings per share improved 1% to $2.00.

Industry Segment Review:

Third Quarter

      Commercial Segment revenues increased 6% in the quarter from $279.2 million in 2003 to $295.2 million in 2004 as improvement in products serving marine and industrial markets more than compensated for a decline in the sales to Tier I automotive customers. Overall, core growth contributed 7%, currency added 3%, acquisitions throughout 2003 contributed 2%, consolidation of entities covered under FIN 46R added 1% while dispositions deducted 7%. Sales to Tier I automotive customers declined in part due to the second quarter 2004 disposition of a mechanical cable manufacturer. Strong growth in Marine revenues occurred despite being tempered by the second quarter 2004 disposition of a consumer marine electronics manufacturer and aftermarket weakness in the latter portion of the quarter due to hurricanes in the southeastern United States. Commercial Segment operating profit declined from $15.8 million in 2003 to $7.9 million in 2004. Operating profit declined largely due to adverse mix and higher raw material pricing for automotive pedals, the impact of program cancellations in alternative fuel systems and costs associated with the launch of a new product for the Tier II automotive market. Operating profit as a percent of revenues declined to 2.7% in the quarter compared to 5.7% in 2003.

      Revenues in the Medical Segment gained 47% in the quarter to $204.8 million in 2004 from $139.6 million in 2003. Over two-thirds of the increase was the result of acquisitions; the balance was provided by FIN46R consolidated entities, core growth and currency gains. In Health Care Supply, over two-thirds of the revenue gain came from the Hudson acquisition. Surgical Devices revenues improved on core growth in sales of new products, instruments, and OEM specialty devices. Medical Segment operating profit increased 45% from $21.0 million in 2003 to $30.5 million in 2004. Operating profit improved due to acquired and core growth in both product lines. Operating profit as a percent of revenues declined to 14.9% in 2004 from 15.0% in 2003.

      Aerospace Segment sales declined 5% to $125.8 million in 2004 from $132.0 million in 2003. Revenues decreased 6% due to lower core sales offset by a 1% increase due to currency. Core declines in Industrial Gas Turbine (IGT), and to a lesser extent Cargo Systems, were offset partially by gains in Manufactured Components and Repair Product and Services. The core decline was largely the result of the phase out of construction and engineering services in IGT. Aerospace Segment operating profit improved from $0.5 million in 2003 to $3.5 million in 2004. Operating profit improved as a result of reduced losses in IGT, in part due to the phase out of engineering and construction services. Operations in the Aerospace Segment continue to experience pricing constraints and currency pressure. Operating profit as a percent of revenues increased to 2.8% from 0.4%.

Nine Months

      Commercial Segment revenues in the first nine months increased 12% from $897.3 million in 2003 to $1.0 billion in 2004. Overall, core growth across all three product lines accounted for 8%, currency and acquisitions each added 4%, while dispositions deducted 4%. Strongest growth was to marine markets as a result of increased demand for both OEM and aftermarket products. Commercial Segment operating profit declined from $77.8 million in 2003 to $70.8 million in 2004. Industrial operating profit declined as a result of pricing pressure, costs of integrating 2003 acquisitions and a new product launch. Operating profit declines on sales to Tier I automotive customers occurred as a result of pricing pressure, alternative fuel program cancellations in North America, adverse mix in the pedal system products, increased raw material costs and launch costs for a new global platform in Europe. These declines in Industrial and Automotive were tempered in part by volume driven gains in Marine products. Operating profit as a percent of revenues decreased to 7.0% from 8.7%.

      Nine month revenues in the Medical Segment gained 33% to $513.7 million in 2004 from $387.5 million in 2003. Revenues gained 21% from acquisitions, 5% each from core growth and foreign currency changes, and 2% from the consolidation of FIN 46R entities. In Health Care Supply, slightly more than one-half of the growth came from the Hudson acquisition with currency and core improvement providing a majority of the residual. In Surgical Devices, the cardiothoracic acquisition in the third quarter of 2003 accounted for over 80% of the year-over-year revenue improvement. Operating profit increased 30% to $79.9 million in 2004 from $61.6 million in 2003 as a result of acquisitions and core volume gains in the Health Care Supply and Surgical Devices product lines. Operating profit as a percent of revenues declined from 15.9% in 2003 to 15.5% in 2004.

      Aerospace Segment sales gained 2% in the first nine months to $398.5 million in 2004 from $390.3 million in 2003. Stronger foreign currencies and core growth each accounted for 1%. Core growth was the result of double-digit growth in Repair Product and Services and Manufactured Components, which more than compensated for declines in IGT and Cargo Systems. Core revenue growth was in part due to increased sales of lower margin offerings. The Aerospace Segment generated an operating profit of $0.6 million versus operating profit of $4.3 million in the first nine months of 2003. Operating profit declined due to pricing pressures from the aerospace OEMs and aftermarket, lower volume in Cargo Systems and higher costs in manufactured components. Operating profit as a percent of revenues was 1.1% in 2003 versus 0.1% in 2004.

Cash Flows from Operations and Liquidity:

      Cash flows from operating activities in the first nine months of 2004 were $185.3 million, compared to $155.4 million in the prior year comparable period. Improved collections, coupled with higher depreciation, amortization and net income led to improved operating cash flow. Proceeds from new borrowings, primarily for the acquisition of Hudson, totaled $495.3 million offset by payments of $167.3 million. Proceeds from stock compensation plans increased to $12.7 million as 400,000 stock options were exercised in the first nine months versus 151,000 in the prior year comparable period. Borrowings increased by $345.1 million to $801.1 million at September 26, 2004 as compared to $456.0 million at December 28, 2003. The increase was due to additional borrowings used to acquire Hudson offset by repayments of both short and long-term debt facilitated by improved operating cash flow, proceeds from the disposition of businesses and lower year-over-year capital spending. The ratio of net debt to total capital was 38% at September 26, 2004 versus 27% at December 28, 2003.

	Sept. 26,	Dec. 28,
	2004	2003

Net debt includes:
Current borrowings	$112,891	$226,103
Long-term borrowings	688,176	229,882

Total debt	801,067	455,985
Less: cash and cash equivalents	102,580	56,580

Net debt	$698,487	$399,405
Total capital includes:
Net debt	698,487	399,405
Shareholders’ equity	1,131,860	1,062,302

Total capital	$1,830,347	$1,461,707
Percent of net debt to total capital	38%	27%

      The Company believes that its cash flow from operations and the ability to access additional funds through credit facilities will enable it to fund its operating requirements, capital expenditures and additional acquisition opportunities.

      Contractual obligations as of September 26, 2004 are as follows ($ in millions):

		Payments Due by Period

		Less than	1 to 3	4 to 5	After
	Total	1 year	years	years	5 years

Long term borrowings	$723	$35	$23	$262	$403
Interest obligations	261	39	74	62	86
Operating lease obligations	167	39	55	36	37
Minimum purchase obligations	63	59	4	—	—

	$1,214	$172	$156	$360	$526

Forward-Looking Statements:

      In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements contained in this quarterly report, other written reports and oral statements are forward-looking in nature. These forward-looking statements include matters such as business strategies, market potential, future financial performance, product deployments and other future-oriented matters. Such matters involve risks and uncertainties which can cause actual results to differ materially from those projected in the forward-looking statements and include, but are not limited to:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments;

•	any unforeseen liabilities associated with current or future acquisitions;

•	impaired market values for non-core businesses if and when they are disposed of;

•	costs associated with defending the MMG trademark claim and any additional judgments arising from this matter;

•	demand for and market acceptance of new and existing products;

•	the ability to integrate acquired businesses into the Company’s operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•	competitive market conditions and resulting effects on sales and pricing;

•	increases in raw material costs that cannot be recovered in product pricing; and

•	global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as interest rates.

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

Item 4. Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the

Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of September 26, 2004, in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2004.

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

      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. The time frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

      The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability contracts, intellectual property, employment practices and environmental matters. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these lawsuits and claims in the opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

      The Company was notified in February 2004 that a jury had rendered a verdict against one of its subsidiaries. As of the date of this filing, a judgment on the verdict has not yet been entered pending further consideration by the court. See Note 9 to the condensed consolidated financial statements for a further discussion of this matter.

Item 6.     Exhibits and Reports on Form 8-K

      1. Exhibits:

Exhibit
Number	Description

10.1	Note Purchase Agreement dated as of July 8, 2004 among Teleflex Incorporated and each Purchaser, (as defined therein).
10.2	Credit Agreement dated as of July 22, 2004 among Teleflex Incorporated, the Financial Institutions Party Thereto, and JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities and Wachovia Capital Markets, LLC as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association and PNC Bank, National Association as Syndication Agents, and Bank of America, N.A., as Documentation Agent.
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      2. During the quarter ended September 26, 2004, the Company filed the following reports on Form 8-K:

On June 30, 2004, the Company furnished a Current Report on Form 8-K, including a press release announcing The Heico Companies, LLC’s acquisition of the assets of the National Strand galvanized and stainless steel strand product line business from Teleflex Incorporated.

On July 7, 2004, the Company furnished a Current Report on Form 8-K, including two press releases. The first press release announced the completion of the acquisition of Hudson Respiratory Care Inc. The second press release announced anticipated earnings for the Company’s second quarter and fiscal year 2004.

On July 15, 2004, the Company furnished a Current Report on Form 8-K, including a press release announcing its financial results for the second quarter of 2004. This Current Report is not deeded “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

On July 21, 2004, the Company furnished a Current Report on Form 8-K, including the Agreement and Plan of Merger, dated as of May 17, 2004, by and among Teleflex Incorporated, TFX Acquisition Corporation, Freeman Spogli & Co. LLC, FS Equity Partners IV, L.P., River Holding Corp. and Hudson Respiratory Care Inc and the First Amendment to Agreement and Plan of Merger, dated as of July 6, 2004, by and among Teleflex Incorporated, TFX Acquisition Corporation, Freeman Spogli & Co. LLC, FS Equity Partners IV, L.P., River Holding Corp. and Hudson Respiratory Care Inc.

On July 23, 2004, the Company furnished a Current Report on Form 8-K, including a press release announcing that the Company had entered into a syndicated bank agreement for a $400 million revolving credit facility with a $100 million expansion feature and a five-year term.

On August 11, 2004, the Company furnished a Current Report on Form 8-K, including a press release announcing the appointment of Martin S. Headley as Executive Vice President and Chief Financial Officer.

On September 14, 2004, the Company furnished a Current Report on Form 8-K, including a copy of the notice provided to the Company’s directors and executive officers informing them of a blackout period related to certain equity securities of the Company.

On September 20, 2004, the Company furnished a Current Report on Form 8-K, including a press release announcing revisions with respect to its anticipated earnings for the Company’s third quarter and fiscal year 2004.

On September 22, 2004, the Company furnished a Current Report on Form 8-K/A, including historical financial statements for Hudson Respiratory Care Inc. and pro forma financial statements giving effect to the acquisition.

TELEFLEX INCORPORATED

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEFLEX INCORPORATED

/s/ MARTIN S. HEADLEY

Martin S. Headley
Executive Vice President and Chief Financial Officer

/s/ JAMES V. AGNELLO

James V. Agnello
Controller and Chief Accounting Officer

November 2, 2004

EXHIBIT INDEX

Number	Description

10.1	Note Purchase Agreement dated as of July 8, 2004 among Teleflex Incorporated and each Purchaser, (as defined therein).
10.2	Credit Agreement dated as of July 22, 2004 among Teleflex Incorporated, the Financial Institutions Party Thereto, and JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities and Wachovia Capital Markets, LLC as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association and PNC Bank, National Association as Syndication Agents, and Bank of America, N.A., as Documentation Agent.
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.