Form 10-K
period 2004-12-26
TELEFLEX INC
filed 2005-03-09
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 1-5353

TELEFLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	23-1147939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 South Limerick Road, Limerick, Pennsylvania	19468
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 948-5100
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $1 per share	New York Stock Exchange
Preference Stock Purchase Rights	New York Stock Exchange
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
YES ☑         NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☑         NO
     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (36,282,199 shares) on June 27, 2004 (the last business day of the registrant’s most recently completed fiscal second quarter) was $1,772,385,421(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
     The registrant had 40,526,829 Common Shares outstanding as of March 1, 2005.
     Document Incorporated By Reference: certain provisions of the registrant’s definitive proxy statement in connection with its 2005 Annual Meeting of Shareholders, to be filed within 120 days of the close of the registrant’s fiscal year are incorporated by reference in Part III hereof.

(1)	For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2004

PART I

Item 1.	Business
Overview
     Teleflex Incorporated is a diversified industrial company specializing in the design, manufacture and distribution of specialty-engineered products. We serve a wide range of customers in niche segments of the commercial, medical and aerospace industries. Our products include: driver controls, motion controls, power and vehicle management systems and fluid management systems for commercial industries; disposable medical products, surgical instruments, medical devices and specialty devices for hospitals and health-care providers; and repair products and services, precision-machined components, cargo-handling systems and surface coatings for commercial and military aviation as well as other industrial markets.
     For more than 60 years, we have grown by providing engineered products that help our customers meet their business requirements. We have grown through an active program of development of new products, introduction of products into new geographic or end-markets and through acquisitions of companies that can add value with related market, technology or industry expertise. We serve a diverse customer base through operations in 26 countries and local direct sales and distribution networks. In 2004, products manufactured or distributed by our operations in the United States accounted for 46 percent of revenues and products manufactured or distributed by our operations in other countries represented 54 percent of revenues.
Strategic Initiatives and Recent Developments
     In 2004, we commenced a portfolio evaluation to identify businesses for divestiture, phase out or consolidation. We have engaged an investment banking firm to assist us in this process and to evaluate strategic alternatives for a major portion of the businesses that were identified as non-strategic in our evaluation process. As a result of the initial evaluations we completed the divestiture of six small, non-strategic businesses during the year — four in the Commercial Segment, one in the Medical Segment and one in the Aerospace Segment.
     On November 10, 2004, we announced the initiation of a restructuring and divestiture program designed to improve future operating performance and position us for earnings growth in the years ahead. The planned actions include exiting or divesting of non-core or underperforming businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. In connection with the restructuring and divestiture program we announced plans to actively market and divest the automotive pedal systems business. For 2004 and comparable periods, the automotive pedal systems business has been presented in our consolidated financial results as a discontinued operation. We also announced plans to substantially exit the aftermarket services portion of the industrial gas turbine product line reported in our Aerospace Segment. In addition, we began a program to consolidate manufacturing facilities and continue to consolidate administrative functions to create shared services and further standardization of processes across the company.
     In January and February 2005, we completed the divestiture of three additional small product lines — one in the Commercial Segment and two in the Medical Segment. On February 28, 2005, we also completed a larger divestiture, the sale of our surface-engineering/ specialty coatings business. We anticipate recording a gain on the sale of $28-$32 million in the first quarter of 2005.

Our Business Segments
     We classify our business into three business segments — Commercial, Medical and Aerospace. For 2004, the percentages of our consolidated net revenues represented by our segments were as follows: Commercial — 48%; Medical — 30%; and Aerospace — 22%. Additional information regarding our segments is presented in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.
Commercial
     Our Commercial Segment businesses principally design, manufacture and distribute driver control, motion control, power and vehicle management and fluid management products and systems. Our products are used by a wide range of markets including the passenger and light truck, marine, recreational, mobile power equipment, military, agricultural and construction vehicle, truck and bus and various other industrial equipment sectors. These products are provided through business operating units organized around geographical location, market knowledge, and technical expertise. Major manufacturing operations are located in North America, Europe, and Asia.
     Driver Controls: This is the largest single product category in the Commercial Segment, representing 47 percent of Commercial Segment revenues in 2004. Products in this category include: full manual and automatic gearshift systems, transmission guide controls, park-lock cables, control cables, mechanical and hydraulic steering, steering columns, throttle controls and industrial vehicle pedal systems. Our driver controls, for example, are used in passenger cars, boats, trucks, agricultural vehicles and recreational vehicles. We are a global supplier of manual and automatic gearshift systems and control cables for passenger cars and light trucks and a leading global provider of both mechanical and hydraulic steering systems for recreational boats.
     Motion Controls: Products in this category represented 22 percent of Commercial Segment revenues in 2004. Motion controls include: mechanical and electro-mechanical controls for seat-comfort, interior flexibility, movement and regulation of window, door, function and other safety controls and mobile power equipment controls and products for heavy-lift applications. While the largest portion of this category relates to seat and interior comfort and motion systems sold to automotive suppliers and industrial vehicle manufacturers, our motion systems also serve a wide range of other markets and applications. For example, we are a large supplier of safety cable and light-duty motion controls used in mobile power equipment, and our heavy-lift products which include heavy-duty cables, hoisting and rigging equipment are used in oil drilling and other industrial markets.
     Power and Vehicle Management Systems: Products in this category represented 20 percent of Commercial Segment revenues in 2004. Power and vehicle management systems include: mobile auxiliary power systems, fuel management systems and components, industrial actuation products and components, instrumentation and electronic controls for engine and vehicle management, diagnostics and monitoring. These products generally address the need for greater fuel efficiency, reduced emissions, mobile power, and improved connectivity of engine and vehicle systems. Our major products in this category include mobile auxiliary power units used for power and climate control in heavy duty trucks, industrial vehicles and locomotives, instrumentation and electronic products for marine and industrial vehicles, and components and systems for the use of alternative fuels in military, industrial and automotive applications.
     Fluid Management Systems: Products in this category represented roughly 11 percent of Commercial Segment revenues in 2004. Fluid management products include premium-branded, custom-manufactured and bulk hose and related assemblies that are generally custom-designed and manufactured to address specific requirements for vapor permeation, durability and flexibility. Our fluid management products can be found in automobiles, pleasure boats, remote sensing devices, high-purity food processing, underground fuel transfer, compressed natural gas applications and in a number of other industrial product and equipment applications. The largest percentage of fluid management systems are sold to automotive and industrial customers.
     The following table sets forth revenues for 2004, 2003 and 2002 by significant product category for the Commercial Segment.

	2004	2003	2002

	(Dollars in thousands)
Driver Controls	$570,410	$530,499	$480,825
Motion Controls	$264,653	$222,566	$197,328
     No other product line for the Commercial Segment amounted to more than 10% of consolidated revenues for any period presented.
     The following table sets forth the percentage of revenues by end market for 2004 for the Commercial Segment.

Automotive Original Equipment Manufacturers (OEMs)	36%
Marine/ Recreational	20%
Automotive Suppliers	18%
Industrial Equipment and Other	8%
Mobile Power Equipment	5%
Truck and Bus	4%
Heavy Lift	4%
Agricultural/ Construction	3%
Military	2%
     Backlog: As of December 26, 2004, our backlog of firm orders for our Commercial Segment was $185 million. This compares with $165 million as of December 28, 2003. Substantially all of the December 26, 2004 backlog will be filled in 2005. Standard Commercial products are typically shipped between two weeks and three months after receipt of order. Therefore, the backlog of such orders is not indicative of probable revenues in any future 12-month period.
     Marketing: The majority of our Commercial Segment products are sold to original equipment manufacturers through a direct sales force of field representatives and technical specialists. We also market our marine products through dealers, distributors, and retail outlets serving owners of recreational boats. Our mobile auxiliary power units and climate control units are marketed by our field sales force to dealers and owners of heavy duty trucks and industrial vehicles. Fuel systems and components include custom applications sold directly to military customers and to the automotive aftermarket in Europe.
Medical
     Our Medical Segment businesses develop, manufacture and distribute disposable medical products, surgical instruments, medical devices, and specialty devices for health-care providers and medical equipment manufacturers. Our products are largely sold and distributed to hospitals and health-care providers in a range of clinical settings. These products are provided through business operating units organized around product category, market knowledge, geographical location and technical expertise. Major manufacturing operations are located in North America, Europe, and Asia.
     Markets for these products are influenced by a number of factors including demographics, utilization and reimbursement patterns in the worldwide health-care market.

     Disposable Medical Products: This is the largest product category in the Medical Segment, representing 58 percent of segment revenues in 2004. Our disposable medical products are generally used in the clinical specialty areas of anesthesia, respiratory care and urology. Anesthesia and respiratory care products include those used in airway management, oxygen administration and therapy, humidification and aerosol therapy. Urology products include: catheters, drain and irrigation supplies. Our products are marketed under the brand names of Rusch, HudsonRCI, Gibeck, and Sheridan. The large majority of sales for disposable medical products are made to the hospitals/ health-care provider market with a smaller percentage to the home health market and medical device manufacturers. A large majority of product sales are outside of the United States.
     Surgical Instruments and Medical Devices: Products in this category represented 35 percent of Medical Segment revenues in 2004. Our surgical instrument and medical device products include: hand-held instruments for general and specialty surgical procedures, devices used in cardiovascular, orthopedic and general surgery and minimally-invasive diagnostic and therapeutic care. We also produce and market a range of ligation and closure products. In addition, we provide instrument management and sterilization services. We market surgical instruments and medical devices under the Deknatel, Pleur-evac, Pilling and Weck brand names. The largest percentage of our surgical instruments and medical device sales are to hospitals and health-care providers in North America, Europe and Asia.
     Specialty Devices: Specialty devices represented 7 percent of Medical Segment revenues in 2004. Products in this category include custom-designed and manufactured specialty instruments for cardiovascular and orthopedic procedures, specialty sutures, microcatheters, introducers and guidewires. We also design and manufacture specialty devices and instruments for industry leading medical device manufacturers and provide them with outsourcing services. Our brands include Beere, KMedic, and Deknatel. Specialty devices are generally marketed to medical device manufacturers.
     The following table sets forth revenues for 2004, 2003 and 2002 by significant product lines for the Medical Segment.

	2004	2003	2002

	(Dollars in thousands)
Disposable Medical Products	$431,766	$284,990	$246,692
Surgical Instruments and Medical Devices	$262,354	$210,458	$177,634
     No other product line for the Medical Segment amounted to more than 10% of consolidated revenues for any period presented.
     The following table sets forth the percentage of revenues by end market for 2004 for the Medical Segment.

Hospitals/ Health Care Providers	71%
Medical Device Manufacturers	18%
Home Health	11%
     Backlog: As of December 26, 2004, our backlog of firm orders for our Medical Segment was $65 million. This compares with $42 million as of December  28, 2003. Substantially all of the December 26, 2004 backlog will be filled in 2005. Most of our medical products are sold on orders calling for delivery within a few months. Therefore, the backlog of such orders is not indicative of probable revenues in any future 12-month period.
     Marketing: Medical products are sold directly to hospitals, health-care providers, distributors and to original equipment manufacturers of medical devices. Products sold to the medical market are sold both through our own sales forces and through independent representatives and independent distributor networks.

Aerospace
     Our Aerospace Segment businesses provide repair products and services for flight and ground-based turbine engines; manufacture and distribute precision-machined components; design, manufacture and market cargo-handling systems; and provide advanced surface treatments to commercial aviation, military, power generation and industrial markets worldwide. These products require a high degree of engineering sophistication and are often custom-designed. They are provided through business operating units organized by market and technical expertise. Major operations are located in North America, Europe and Asia.
     Commercial aviation markets represent the largest percentage of revenues in this segment. Markets for these products are generally influenced by spending patterns in the commercial aviation and military markets.
     Repair Products and Services: The largest single product category in the Aerospace Segment, repair products and services represented 38 percent of segment revenues in 2004. This category includes repair technologies and services primarily for critical components of flight turbines, including fan blades and airfoils. We utilize advanced reprofiling and adaptive-machining techniques to improve efficiency of aircraft engine performance and reduce turnaround time for maintenance and repairs. Repair products and services are provided through service locations in North America, Europe and Asia. We maintain a joint venture with GE Aircraft Engines called Airfoil Technologies International (ATI), whose product line serves many of the industry’s leading aircraft engine providers and a range of commercial airlines.
     Precision-Machined Components: Products in this category represented 22 percent of Aerospace Segment revenues in 2004. Our precision-machined components include: fan blades, compressor blades, cases, blisks and other components for military and commercial flight turbine engines and a range of custom-designed and manufactured products for industrial markets. The vast majority of our precision-machined components are sold to original equipment manufacturers of aircraft engines and for military applications, with a very small percentage of products sold to industrial markets.
     Cargo-Handling Systems: Products in this category represented 19 percent of Aerospace Segment revenues in 2004. Our cargo-handling systems include on-board cargo-handling systems for wide-body and narrow-body aircraft, actuators, cargo containers, aftermarket spare parts and repair services. Marketed under the Telair International brand name, our wide-body cargo-handling systems are sold to aircraft original equipment manufacturers or to airlines and air freight carriers as “buyer furnished equipment” for original installations or as retrofits for existing equipment. Our other Telair products in this category include: narrow-body aircraft cargo-loading systems, and cargo containers. We also manufacture and repair components for our systems and other related aircraft controls including canopy and door actuators, cargo winches and flight controls.
     Surface-Engineering/ Specialty Coatings: This product category represented 21 percent of Aerospace Segment revenues in 2004. Products in this segment include highly-engineered protective coatings for components used in aerospace and industrial applications to improve product life, reduce corrosion and lower maintenance costs. These products are provided in service locations and mobile field operations in North America, Europe and Asia. In 2004 and prior, this category also included a range of aftermarket services designed and provided specifically for industrial gas turbine maintenance and repair. In the second half of 2004, we exited significant portions of the industrial gas turbine aftermarket services business. In February 2005, we completed the divestiture of the remainder of the surface-engineering/ specialty coatings business.
     No product lines for the Aerospace Segment amounted to more than 10% of consolidated revenues for any period presented.

     The following table sets forth the percentage of revenues by end market for 2004 for the Aerospace Segment.

Commercial Aviation	71%
Military	13%
Power Generation	11%
Industrial and Other	5%
     Backlog: As of December 26, 2004, our backlog of firm orders for our Aerospace Segment was $294 million, of which we expect nearly two-thirds to be filled in 2005. Our backlog for our Aerospace Segment on December 28, 2003 was $203 million.
     Marketing: Generally, products sold to the aerospace market are sold through our own force of field representatives.
Discontinued Operations
     As part of our restructuring and divestiture program approved by our Board of Directors and initiated during the fourth quarter 2004, we adopted a plan to sell our automotive pedal systems business. We are actively marketing the business and selectively reviewing alternatives, while we continue to serve our Tier 1 automotive customers with these systems and provide appropriate transition. For a more complete discussion, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.
Government Regulation
     Government agencies in a number of countries regulate our products and the products sold by our customers utilizing our products. The U.S. Food and Drug Administration and government agencies in other countries regulate the approval, manufacturing and sale and marketing of many of our healthcare products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacturing and sale of some of our aerospace products and license the operation of our repair stations. The National Highway Traffic Safety Administration regulates the manufacturing and sale of numerous of our automotive products.
Competition
     Given the range and diversity of our products and markets, no one competitor offers competitive products for all the markets and customers that we serve. In general, all of our segments and product lines face significant competition from competitors of varying sizes, although the number of competitors in each market tends to be limited. We believe that our competitive position depends on the technical competence and creative ability of our engineering personnel, the know-how and skill of our manufacturing personnel, and the strength and scope of our sales, service and distribution networks.
Patents and Trademarks
     We own a portfolio of patents, patents pending and trademarks. We also license various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All capitalized product names throughout this document are trademarks owned by, or licensed to, us or our subsidiaries. Although these have been of value and are expected to continue to be of value in the future, we do not consider any single patent or trademark, except for the Teleflex brand, to be material to the operation of our business.

Suppliers and Materials
     Materials used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used or components supplied for our overall operations. Most of the materials and components we use are available from multiple sources and where practical, we attempt to identify alternative suppliers. Volatility in commodity markets, particularly steel and plastic resins, can have a significant impact on the cost of producing our products. We cannot be assured of successfully passing these cost increases through to all of our customers, particularly OEMs.
Seasonality
     A portion of our revenues, particularly in the Commercial Segment, are subject to seasonal fluctuations. Revenue in the automotive market is generally reduced in the third quarter of each year as a result of preparations by vehicle manufacturers for the upcoming model year. In addition, marine aftermarket revenues generally increase in the second quarter as boat owners prepare their watercraft for the upcoming season.
Employees
     We employed approximately 21,300 full-time and temporary employees at December 26, 2004. Of these employees, approximately 8,900 were employed in the United States and 12,400 in countries outside of the United States. Less than 10 percent of our employees in the United States were covered by union contracts. We have government-mandated collective-bargaining arrangements or union contracts that cover employees in other countries. We believe we have good relations with our employees.
Investor Information
     We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file reports and information, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy and information statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
     You can access financial and other information in the Investors section of our Web site. The address is www.teleflex.com. We make available through our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The information on the Web site listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.
     We are a Delaware corporation organized in 1943. Our executive offices are located at 155 South Limerick Road, Limerick, PA 19468. Our telephone number is (610) 948-5100.
Risk Factors
     All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-

looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring and divestiture program; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as interest rates. More information about potential factors that could affect us is provided below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.
     The costs associated with our restructuring and divestiture program may be greater than expected.
     We are engaged in a restructuring and divestiture program, which requires management to utilize significant estimates related to realizable values of assets made redundant or obsolete and expenses for severance and other employee separation costs, lease cancellation and other exit costs. Actual results could differ materially from those estimated due to, among other things: inability to sell businesses at prices, or within time-periods, anticipated by management; unanticipated expenditures in connection with the effectuation of the program; costs and length of time required to comply with legal requirements applicable to certain aspects of the program; and unanticipated difficulties in connection with consolidation of manufacturing and administrative functions.
     Many of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy.
     Many of the business areas in which we operate are subject to specific industry and general economic cycles, most acutely in the automotive, marine, aerospace and transportation industries. Accordingly, any downturn in these or other markets in which we participate could materially adversely affect us. Moreover, if demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter. The diversified nature of our business reduces the risk that all of our operations would experience simultaneous cyclical downturns.
     We are subject to risks associated with our non-U.S. operations.
     We have significant manufacturing operations outside the United States, including joint ventures and other alliances. As of December 26, 2004, approximately 47% of our total assets and 54% of our total revenues were attributable to operations outside the U.S. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S., including:

•	exchange controls and currency restrictions;

•	trade protection measures and import or export requirements;

•	subsidies or increased access to capital for firms who are currently or may emerge as competitors in countries in which we have operations;

•	potentially negative consequences from changes in tax laws;

•	differing labor regulations;

•	differing protection of intellectual property;

•	and unsettled political conditions and possible terrorist attacks against American interests.
     These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition. No material concentration exists in any single country.
     Our products are typically integrated into other manufacturers’ products. As a result changes in demand for our customers’ products may adversely affect our revenues on short notice.
     Many of our customers in the Commercial and our Aerospace segments, including OEMs, integrate our products into products our customers sell. Our customers also generally have no obligation to purchase any minimum quantity of product from us and may terminate our arrangement on short notice, typically 30 to 90 days, sometimes less. Our reported backlog may not be realized as revenues, and revenues could materially decline if these customers experience a reduction in demand for their products or cancel a significant number of contracts and we cannot replace them with similar arrangements.
     Customers in our Medical Segment depend on third party reimbursement.
     Sales of some of our medical products depend on the reimbursement to our customers of patients’ medical expenses by government healthcare programs and private health insurers in the countries where we do business. Internationally, medical reimbursement systems vary significantly, with medical centers in some countries having fixed budgets, regardless of the level of patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, there could be an impact on the market for some of our medical products.
     We cannot be sure that third party payors will maintain the current level of reimbursement to our customers for use of our existing products. Adverse coverage determinations or any reduction in the amount of this reimbursement could harm our business. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical products suppliers. Uncertainties regarding future healthcare policy, legislation and regulations, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.
     Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.
     We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We expect revenue from non-U.S. markets to continue to represent a significant portion of our revenues. When the U.S. dollar strengthens or weakens in relation to the foreign currencies of the countries where we sell our products, such as the euro, our U.S. dollar-reported revenue and income will fluctuate. Changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Our consolidated financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. We maintain a currency hedging program to minimize the effects of this risk.
     Many of our products have a significant steel and plastic resin content. We also use quantities of other commodities, including copper and zinc. Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows. We monitor these exposures as an integral part of our overall risk management program.
     We depend on our ability to develop new products.
     The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and to enhance existing products, including developing electronic technology to replace or improve upon mechanical technology. This product development may require substantial investment by us. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products, such as the inability to: identify viable new products; obtain adequate intellectual property protection; gain market acceptance of new products, or successfully obtain regulatory approvals. Moreover, we may not otherwise be able to successfully develop and market new products. Our failure to successfully develop and market new products could reduce our margins, which would have an adverse effect on our business, financial condition and results of operations.
     Our technology is important to our success and our failure to protect this technology could put us at a competitive disadvantage.
     Because many of our products rely on proprietary technology, we believe that the development and protection of these intellectual property rights is important to the future success of our business. In addition to relying on patent, trademark, and copyright rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees, to protect our know-how and trade secrets. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use these products or technology. The steps we have taken may not prevent unauthorized use of this technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S., and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better technology than us or that current and former employees, contractors and other parties will not breach confidentiality agreements, misappropriate proprietary information and copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights.
     We are subject to a variety of litigation in the course of our business that could cause a material adverse effect on our results of operations and financial condition.
     We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, contracts, intellectual property, employment and environmental matters. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our financial condition and results of operations.
     The outcome of these legal proceedings may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict.
     We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.
     We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to safety. Product liability, warranty and recall costs may have a material adverse effect on our financial condition and results of operations.

     Much of our business is subject to extensive regulation and/or oversight by the government and failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition.
     Numerous national and local government agencies in a number of countries regulate our products and the products sold by our customers incorporating our products. The National Highway Traffic Safety Administration regulates the manufacturing and sale of many of our automotive products. The U.S. Food and Drug Administration regulates the approval, manufacturing and sale and marketing of many of our medical products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacturing and sale of some of our aerospace products and licenses the operation of our repair stations. Failure to comply with applicable regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product shortages or delays in product manufacturing.
     We are also subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things: the generation, storage, use and transportation of hazardous materials; emissions or discharges of substances into the environment; and the health and safety of our employees.
     These laws and government regulations are complex, change frequently and have tended to become more stringent over time. We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.
     There is the possibility that acquisitions and strategic alliances may not meet revenue and/or profit expectations.
     As part of our strategy for growth, we have made and may continue to make acquisitions and divestitures and enter into strategic alliances. However, there can be no assurance that these will be completed or beneficial to us. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully. Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.
     Our workforce covered by collective bargaining and similar agreements could cause interruptions in our provision of services.
     Approximately 33% of manufacturing revenues are produced by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements in foreign jurisdictions. It is likely that a significant portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.

Executive Officers
     The names and ages of all of our executive officers as of March 1, 2005 and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company

Lennox K. Black	74	Chairman of the Board
John J. Sickler	62	Vice Chairman
Jeffrey P. Black	45	President, Chief Executive Officer and Director
Clark D. Handy	48	Executive Vice President — Human Resources
Martin S. Headley	48	Executive Vice President and Chief Financial Officer
Laurence G. Miller	50	Senior Vice President, General Counsel and Secretary
Kevin K. Gordon	42	Vice President — Corporate Development
     Mr. Lennox K. Black has been Chairman of the Board since April 1983. From January 2000 until May 2002, he was also Chief Executive Officer. Lennox K. Black is the father of Mr. Jeffrey P. Black.
     Mr. Sickler has been Vice Chairman since December 2000. From December 2003 until August 2004, he was Interim Chief Financial Officer. Prior to December 2000 he was a Senior Vice President.
     Mr. Jeffrey P. Black has been Chief Executive Officer since May 2002 and President since December 2000. He has been a Director since November 2002. Mr. Jeffrey P. Black was President of the Teleflex Industrial Group from July 2000 to December 2000 and President of Teleflex Fluid Systems from January 1999 to July 2000.
     Mr. Handy has been Executive Vice President — Human Resources since April 2003. He was Vice President of Human Resources for the Research and Development division of Wyeth, an international provider of pharmaceuticals, consumer health care products, and animal health care products, from August 2000 to April 2003, and from November 1998 until August 2000 he was Vice President of Human Resources for the Supply Chain division of Wyeth.
     Mr. Headley has been Executive Vice President and Chief Financial Officer since August 2004. From July 1996 until August 2004, he was Vice President and Chief Financial Officer of Roper Industries, Inc., a diversified industrial company that designs, manufactures and distributes engineered products and solutions for global niche markets. From July 1993 to June 1996, Mr. Headley served as Chief Financial Officer of the U.S. operations of McKechnie Group, plc, a manufacturer of components and assemblies for a variety of industries.
     Mr. Miller has been Senior Vice President, General Counsel and Secretary since November 2004, following a 20-year career with Aramark Corporation. From November 2001 until November 2004, he was Senior Vice President and Associate General Counsel for Food & Support Services division of Aramark, a diversified management services company providing food, refreshment, facility and other support services for a variety of organizations. From June 1994 until November 2001, Mr. Miller was Senior Vice President and General Counsel for Aramark Uniform Services.
     Mr. Gordon has been Vice President — Corporate Development since December 2000. Prior to December 2000 he was Director of Business Development.
Item 2.    Properties
     Our operations have approximately 220 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. The properties are maintained in good operating condition and are suitable for their intended use. All the plants have space available for the activities currently conducted therein and expected in the next several years.

     Our major facilities are as follows:

	Square	Owned or
Location	Footage	Leased

Commercial Segment
Dassel, Germany	243,000	Owned
Vrable, Slovakia	177,000	Leased
Litchfield, IL	164,000	Owned
Nuevo Laredo, Mexico	150,000	Leased
Chongqing, P.R. China	149,000	Leased
Van Wert, OH	141,000	Owned
Nuevo Laredo, Mexico	133,000	Leased
Kendallville, IN	129,000	Owned
Richmond, Canada	120,000	Leased
Cluses Cedex, France	120,000	Owned
Singapore, Asia	117,000	Owned
Dalstorp, Sweden	114,000	Owned
Kitchener, Canada	111,000	Owned
Basildon, England	102,000	Leased
Haysville, KS	100,000	Leased
Hagerstown, MD	99,000	Owned
Limerick, PA	98,000	Owned
Houston, TX	91,000	Owned
Heiligenhaus, Germany	87,000	Owned
Gorinchem, Netherlands	87,000	Leased
Suffield, CT	85,000	Leased
Sarasota, FL	83,000	Owned
Willis, TX	80,000	Owned
Matamoros, Mexico	70,000	Leased
Shanghai, P.R. China	69,000	Leased
Shanghai, P.R. China	67,000	Leased
Milton Keynes, England	66,000	Owned
Shenyang, P.R. China	64,000	Leased
Lebanon, VA	57,000	Owned
Enschede, Netherlands	54,000	Owned
Nechells, England	54,000	Leased
Clearwater, FL	53,000	Leased
Lyons, OH	53,000	Owned
Medical Segment
Kernen, Germany	300,000	Owned
Tecate, Mexico	290,000	Leased
Fall River, MA	170,000	Leased
Durham, NC	152,000	Leased
Durham, NC	145,000	Owned
Temecula, CA	145,000	Owned
Kernan, Germany	109,000	Leased
Syosset, NY	103,000	Leased
Temecula, CA	99,000	Leased
Ensenada, Mexico	97,000	Owned
Arlington Heights, IL	86,000	Leased

	Square	Owned or
Location	Footage	Leased

Lurgan, Northern Ireland	85,000	Owned
Elk Grove, IL	73,000	Leased
Nuevo Laredo, Mexico	73,000	Leased
Duluth, GA	68,000	Leased
Kenosha, WI	67,000	Owned
Perak, West Malaysia	57,000	Owned
Perak, West Malaysia	54,000	Owned
Jaffrey, NH	52,000	Owned
Bad Liebenzell, Germany	51,000	Leased
Aerospace Segment
Cincinnati, OH	235,000	Leased
Oxnard, CA	164,000	Owned
Rancho Dominguez, CA	110,000	Leased
Ripley, England	110,000	Leased
Muncie, IN	105,000	Leased
Singapore, Asia	104,000	Owned
Miesbach, Germany	101,000	Leased
Miami, FL	94,000	Leased
Ripley, England	93,000	Leased
Mentor, OH	90,000	Leased
Houston, TX	86,000	Owned
Manchester, CT	70,000	Owned
Houston, TX	67,000	Owned
Compton, CA	55,000	Leased
Lincoln, England	50,000	Leased
     In addition to the above, we own or lease approximately 2,800,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia and Asia.
Item 3.    Legal Proceedings
     We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.
     In February 2001, Go Medical Industries, Pty, Ltd. and its owner Dr. Alexander O’Neil filed a trademark infringement action against our subsidiary Rüsch Inc. and Medical Marketing Group, Inc. in the U.S. District Court for the Northern District of Georgia. The suit alleges that Rüsch’s manufacture and sale of a catheter infringed upon a common law trademark held by the plaintiffs. A jury verdict in the amount of $2,600 as “reasonable royalty” and an additional $32,200 as “unjust enrichment” was rendered against Rüsch in February 2004. In 2005, the trial judge entered an order rejecting the jury award against Rüsch. In February 2005, the plaintiff filed a notice of its intent to appeal this decision. We cannot predict whether the appeal will be successful or whether any judgment against Rüsch will be awarded. Accordingly, no accrual has been recorded in our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders during the quarter ended December 26, 2004.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on the New York Stock Exchange, Inc. (symbol TFX). Our quarterly high, low and closing stock prices and dividends for 2004 and 2003 are shown below.
Price Range and Dividends of Common Stock

2004	High	Low	Closing	Dividends

First Quarter	$54.93	$47.42	$49.07	$0.20
Second Quarter	$50.95	$43.97	$48.85	$0.22
Third Quarter	$50.36	$40.37	$41.25	$0.22
Fourth Quarter	$52.30	$40.84	$51.89	$0.22

2003	High	Low	Closing	Dividends

First Quarter	$44.40	$33.82	$36.00	$0.18
Second Quarter	$44.91	$35.25	$43.41	$0.20
Third Quarter	$50.19	$41.52	$42.84	$0.20
Fourth Quarter	$49.15	$42.60	$48.32	$0.20
     Various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of our stock and payment of cash dividends. Under the most restrictive of these provisions, $240 million of retained earnings was available for dividends at December 26, 2004. On February 8, 2005, the Board of Directors declared a quarterly dividend of $0.22 per share on our common stock, which is payable on March 15, 2005 to holders of record on February 25, 2005. As of March 1, 2005, we estimate that we had approximately 1,070 holders of record of our common stock.

Item 6.    Selected Financial Data

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share)
Statement of Income Data:
Revenues(1)	$2,485,378	$2,152,855	$1,962,862	$1,815,533	$1,694,637
Income from continuing operations before interest, taxes and minority interest, excluding restructuring costs and other related costs(2)	$224,144	$204,185	$215,113	$220,895	$205,516
Income from continuing operations before interest, taxes and minority interest	$139,486	$204,185	$215,113	$220,895	$205,516
Income from continuing operations	$68,334	$118,202	$126,178	$123,247	$118,890
Per Share Data:
Income from continuing operations — basic	$1.70	$2.99	$3.21	$3.18	$3.11
Income from continuing operations — diluted	$1.69	$2.96	$3.17	$3.14	$3.08
Cash dividends	$0.86	$0.78	$0.71	$0.66	$0.58
Balance Sheet Data:
Total assets	$2,634,436	$2,144,745	$1,844,496	$1,654,840	$1,421,722
Long-term borrowings, less current portion(1)	$685,912	$229,634	$240,038	$227,271	$218,086
Shareholders’ equity	$1,109,733	$1,062,302	$912,281	$778,143	$690,422
Statement of Cash Flows Data:
Net cash provided by operating activities(1)	$254,479	$225,084	$198,172	$198,114	$202,913
Free cash flow(2)	$164,322	$113,818	$89,739	$79,058	$107,785

(1)	Amounts exclude the impact of the automotive pedal systems business, which has been presented in our consolidated financial results as a discontinued operation.

(2)	Free cash flow and the income measure which excludes the effect of restructuring costs and other costs associated with our restructuring and divestiture program may be considered non-GAAP financial measures. Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934 (“1934 Act”) define and prescribe the conditions for use of certain non-GAAP financial information. We use these non-GAAP financial measures for internal managerial purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. The following are reconciliations of these non-GAAP financial measures to the nearest GAAP measures as required under Securities and Exchange Commission rules.

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Income from continuing operations before interest, taxes and minority interest, excluding restructuring costs and other related costs	$224,144	$204,185	$215,113	$220,895	$205,516
Restructuring costs	67,618	—	—	—	—
Inventory adjustments and certain other costs included in materials, labor and other product costs	17,040	—	—	—	—

Income from continuing operations before interest, taxes and minority interest	$139,486	$204,185	$215,113	$220,895	$205,516

Free cash flow	$164,322	$113,818	$89,739	$79,058	$107,785
Capital expenditures	55,582	80,385	80,572	93,470	72,965
Dividends	34,575	30,881	27,861	25,586	22,163

Net cash provided by operating activities	$254,479	$225,084	$198,172	$198,114	$202,913

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. We fueled our acquisition growth during 2004 primarily by the third quarter acquisition of Hudson Respiratory Care Inc., or HudsonRCI, a leading provider of disposable medical products for respiratory care and anesthesia. We continue to integrate HudsonRCI’s operations into our existing Medical business. During 2004 our results also were affected by the full year contribution from 2003 acquisitions of seven smaller businesses:

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

     Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core revenue growth in 2004 as compared to 2003, excluding the impacts of currency, acquisitions and divestitures, was 5%.
     In connection with the acquisition of HudsonRCI, we retired certain existing credit lines, issued $350 million of Senior Notes at fixed interest rates ranging from 5.23% to 5.85%, entered into a $400 million five-year revolving credit facility and amended the terms of certain existing Senior Notes to create a more effective and lower rate debt structure.
     In 2004, we commenced a portfolio evaluation to identify businesses for divestiture, phase out or consolidation. We have engaged an investment banking firm to assist us in this process and to evaluate strategic alternatives for a major portion of the businesses that were identified as non-strategic in our evaluation process. As a result of the initial evaluations we completed the divestiture of six small, non-strategic businesses during the year — four in the Commercial Segment, one in the Medical Segment and one in the Aerospace Segment. These divestitures resulted in an aggregate pre-tax gain of $2.7 million.
     On November 10, 2004, we announced the initiation of a restructuring and divestiture program designed to improve future operating performance and position us for earnings growth in the years ahead. The planned actions include exiting or divesting of non-core or underperforming businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. In connection with the restructuring and divestiture program we announced plans to actively market and divest the automotive pedal systems business. For 2004 and comparable periods, the automotive pedal systems business has been presented in our consolidated financial results as a discontinued operation. We also announced plans to substantially exit the aftermarket services portion of the industrial gas turbine product line reported in our Aerospace Segment. In addition, we began a program to consolidate manufacturing facilities and continue to consolidate administrative functions to create shared services and further standardization of processes across the company. Restructuring costs were $67.6 million in 2004, of which 31% was Commercial, 15% Medical and 54% Aerospace. All inventory adjustments that resulted from the restructuring and divestiture program and certain other costs associated with closing out businesses during the fourth quarter of 2004 are included in materials, labor and other product costs and totaled $17.0 million in 2004, of which $4.5 million, $0 and $12.5 million was attributed to our Commercial, Medical and Aerospace segments, respectively.
     The weakening of the U.S. dollar through 2003 and 2004, particularly against the euro, the Swedish krona, the Canadian dollar and the British pound, had mixed impact on our reported results. Currency changes increased reported net revenues and net orders by $80.3 million and $87.3 million, respectively, in 2004, as compared to 2003.
     During 2004, we adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result, we consolidated four small entities which had previously not been consolidated. These entities are reported in our Medical and Commercial segments. We also determined that it is appropriate to separately identify and reclassify for all periods presented minority interest and minority interest in equity for all of our consolidated, but not wholly-owned, subsidiaries. The minority interest in consolidated subsidiaries previously included within selling, engineering and administrative expenses totaled $16,534 and $16,184 for 2003 and 2002, respectively. The minority interest in equity of consolidated affiliates previously included within other liabilities totaled $63,443 for 2003. These reclassifications have no impact on previously reported net income or equity.
     During the fourth quarter of 2004, we eliminated the one-month lag for certain of our foreign operations to coincide with the timing of reporting for all of our other operations. As a result, our consolidated results for 2004 include the results of those operations for the month of December 2003 and the entire twelve months of 2004, whereas our consolidated results for 2003 include the results of those operations for the month of December 2002 and the first eleven months of 2003. This change increased our consolidated revenues for

2004 by $16,879 and reduced our consolidated income from continuing operations before taxes and minority interest for 2004 by $1,114.
Critical Accounting Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
     We have identified the following as critical accounting estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
Inventory Utilization
     Inventories are valued at the lower of average cost or market. Inherent in this valuation are significant management judgments and estimates concerning excess inventory and obsolescence rates. Based upon these judgments and estimates, we record a valuation allowance to adjust the carrying amount of our inventories. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage.
Accounting for Long-Lived Assets
     The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Accounting for Goodwill and Other Intangible Assets
     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, we perform an annual impairment test of our recorded goodwill. In addition, we test our other indefinite-lived intangible assets for impairment. These impairment tests can be significantly altered by estimates of future performance, long-term discount notes and market price valuation multiples. These estimates will likely change over time. Many of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. Goodwill and other intangible assets totaled $745.8 million and $386.9 million at December 26, 2004 and December 28, 2003, respectively.
Accounting for Restructuring Costs
     Restructuring costs, which include termination benefits, contract termination costs, asset impairments and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs include the anticipated sales price for discontinued operations, the terms that may be negotiated to exit certain contractual obligations, the realizable value of certain assets associated with discontinued product lines and the timing of employees leaving the company. The estimated total cost of the restructuring and divestiture actions which commenced in November 2004 is anticipated to be between $190 million and $198 million.
Accounting for Allowance for Doubtful Accounts
     An allowance for doubtful accounts is maintained for which the collection of the full amount of accounts receivable is doubtful. The allowance is based on our historical experience, the period an account is outstand-

ing, the financial position of the customer and information provided by credit rating services. We review the allowance periodically and adjust it as necessary. Our allowance for doubtful accounts was $11.3 million and $9.3 million at December 26, 2004 and December 28, 2003, respectively.
Product Warranty Liability
     Most of our sales are covered by warranty provisions for the repair or replacement of qualifying defective items for a specified period after the time of the sales. We estimate our warranty costs and liability based on a number of factors including historical trends of units sold, recourse provisions against third parties, the status of existing claims, recall programs and communication with customers. Our estimated product warranty liability was $9.7 million and $7.0 million at December 26, 2004 and December 28, 2003, respectively.
Accounting for Income Taxes
     Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items. We estimate the likelihood of these actions and provide appropriate tax liabilities. Our income taxes payable was $11.9 million and $42.8 million at December 26, 2004 and December 28, 2003, respectively.
Results of Operations
     Discussion of growth from acquisitions reflects the impact of a purchased company up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year, the impact of eliminating the one-month reporting lag for certain of our foreign operations and the comparable activity of divested companies within the most recent twelve-month period. The following comparisons exclude the impact of the automotive pedal systems business, which has been presented in our consolidated financial results as a discontinued operation.
Comparison of 2004 and 2003
     Revenues increased 15% in 2004 to $2.49 billion from $2.15 billion in 2003. This increase was due to increases of 5% from core growth, 5% from acquisitions, net of dispositions, 4% from currency and 1% from the impact of eliminating the one-month reporting lag for certain of our foreign operations. The Commercial, Medical and Aerospace segments comprised 48%, 30% and 22% of our revenues, respectively.
     Materials, labor and other product costs as a percentage of revenues decreased to 71.9% in 2004 compared to 72.4% in 2003. The decline was due to the disposition of underperforming businesses and a favorable contribution from the HudsonRCI acquisition. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues increased to 19.9% in 2004 compared with 18.3% in 2003 due to increases relative to sales in the Commercial and Aerospace segments and higher corporate expenses which were impacted by the costs of compliance with the Sarbanes-Oxley Act of 2002 and costs associated with the resolution of a number of legal matters.
     In 2003, we sold an investment, resulting in a pre-tax gain of $3.1 million, or $0.05 per share after tax. In 2004, we sold six non-strategic businesses, resulting in a net pre-tax gain of $2.7 million, or $0.04 per share after tax.
     Interest expense increased in 2004 principally from higher debt outstanding in connection with the HudsonRCI acquisition, net of repayments and lower borrowing costs. The effective income tax rate was 14.02% in 2004 compared with 24.24% in 2003. The lower rate in 2004 was primarily the result of the benefit associated with the restructuring and divestiture program. Net income for 2004 was $9.5 million, a decrease of 91% from 2003. Diluted net earnings per share decreased 91% to $0.24, and includes the cost of restructuring and discontinued operations.
     Minority interest in consolidated subsidiaries increased $3.1 million in 2004 due to increased profits from our joint ventures.
     During the fourth quarter of 2004, we announced and commenced implementation of our restructuring and divestiture program designed to improve future operating performance and position us for earnings growth in the years ahead. The planned actions include exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.
     Certain costs associated with our restructuring and divestiture program are not included in restructuring costs. All inventory adjustments that resulted from the restructuring and divestiture program and certain other costs associated with closing out businesses during the fourth quarter of 2004 are included in materials, labor and other product costs and totaled $17.0 million, of which $4.5 million, $0 and $12.5 million was attributed to our Commercial, Medical and Aerospace segments, respectively.
     For 2004, the charges associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	Commercial	Medical	Aerospace	Total

	(Dollars in thousands)
Termination benefits	$8,407	$6,625	$1,388	$16,420
Contract termination costs	775	—	2,300	3,075
Asset impairments	11,244	3,681	32,662	47,587
Other restructuring costs	390	146	—	536

	$20,816	$10,452	$36,350	$67,618

     Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring and divestiture program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of manufacturing facilities. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities as well as goodwill associated with our industrial gas turbine aftermarket services business . Other restructuring costs include expenses which are directly attributable to the restructuring and divestiture program.
     As of December 26, 2004, we expect to incur the following future restructuring costs in our Commercial, Medical and Aerospace segments over the next 6 quarters:

	Commercial	Medical	Aerospace

(Dollars in thousands)
Termination benefits	$1,500 – 2,500	$28,000 – 29,500	$750 – 1,250
Contract termination costs	0 – 100	4,500 – 5,500	750 – 1,250
Other restructuring costs	2,500 – 3,500	12,000 – 13,500	2,500 – 3,500

	$4,000 – 6,100	$44,500 – 48,500	$4,000 – 6,000

Comparison of 2003 and 2002
     Revenues increased 10% in 2003 to $2.15 billion from $1.96 billion resulting from gains in the Commercial and Medical segments, which offset a decline in the Aerospace Segment. Acquisitions, net of dispositions, accounted for one-half of our increase in revenue. The impact of currency exchange rates provided the remainder of the revenue increase. Overall core growth was down slightly. Sales from international operations, which represented 51% of our revenues, increased 22% in 2003 of which 11% resulted from stronger foreign currency and 5% from acquisitions. The Commercial, Medical and Aerospace segments accounted for 51%, 25% and 24% of our revenues, respectively.
     Materials, labor and other product costs were 72.4% of revenues, consistent with 2002. Operating expenses increased to 18.3% of revenues in 2003 compared with 17.2% in 2002 due to increases in the Medical Segment, and to a lesser extent the Commercial and Aerospace segments.
     In 2003, we sold an investment which resulted in a pretax gain of $3.1 million, or $0.05 per share after tax. In 2002, we sold two minor non-core businesses and also received insurance proceeds resulting in an aggregate $10.1 million gain, or $0.16 per share after tax.
     Interest expense increased in 2003 by $1.3 million, largely a result of currency movement during the year. As a percent of revenues, interest expense decreased to 1.2% compared to 1.3% in 2002. The effective income tax rate decreased to 24.24% in 2003 from 25.11% in 2002. Net income in 2003 decreased 13% to $109.1 million from $125.3 million. Diluted earnings per share decreased 13% from $3.15 in 2002 to $2.73 per share in 2003.
     Minority interest in consolidated subsidiaries increased $0.4 million in 2003 due primarily to an increase in the Medical Segment.
     We closed or severely curtailed operations at 11 facilities in 2003. Costs related to these consolidation efforts were $9.0 million, of which 48% was Commercial, 24% Medical and 28% Aerospace. These costs were incurred throughout the year.
Segment Reviews
     The following is a discussion of our segment operating results. Additional information regarding our segments is presented in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.
Commercial
     Products in the Commercial Segment generally are produced in higher unit volume than those of our other two segments. They are manufactured for broad distribution as well as custom fabricated to meet individual customer needs. Consumer spending patterns influence the market trends for products sold to the automotive and marine markets.
     Automotive cable and shifter products are manufactured primarily for automotive OEMs. Discussion of marine and industrial product lines below includes the manufacturing and distribution of driver controls, motion controls, power and vehicle management systems and fuel management systems to the automotive supply, marine and industrial markets.
Comparison of 2004 and 2003
     Commercial Segment revenues increased 10% in 2004 to $1.20 billion from $1.09 billion in 2003. The improvement was due to increases of 8% from core growth, 4% from currency and 3% from acquisitions, offset, in part, by a 5% decrease from dispositions. Revenue from driver control products sold to OEM’s increased slightly in 2004 compared to 2003, with increases from currency and core growth mostly offset by a decrease from a disposition. For the remainder of the segment, three-fourths of the revenue improvements were the result of core gains. Favorable currency translation provided a majority of the remaining growth and revenues from acquired entities were equivalent to the impact of dispositions.
     Commercial Segment operating profit declined 5% in 2004 to $105.7 million from $111.5 million in 2003. Marine and industrial operating profit improved on volume gains which were partially offset by a cancellation of automotive alternative fuel programs in North America, pricing pressure in the automotive supplier market and costs related to a new product launch. Operating profit in the automotive cables and shifters product line declined as a result of pricing pressure and increased raw material costs. Operating profit as a percent of revenues declined to 8.8% in 2004 from 10.2% in 2003.
     Assets in the Commercial Segment increased $23.8 million, as currency and receivable increases in European automotive cable and shifter and United States light-duty cables were tempered by the impact of business dispositions.
Comparison of 2003 and 2002
     Commercial Segment revenues increased 12% to $1.09 billion in 2003 from $972.1 million in 2002. Acquisitions and currency translation each added 6%. In automotive cables and shifters, favorable currency movements accounted for over 85% of the overall improvement as core gains in Europe and Asia were tempered by a decline in North America. Core growth outside the United States was largely the result of increased shifter and guide control products. In the marine and industrial product lines, revenue increased as a result of acquisitions, including businesses in the power and vehicle management systems and motion controls businesses. Acquisitions accounted for nearly three-fourths of the improvement and currency provided the remainder. Core revenue was relatively constant as declines in the marine aftermarket, primarily fishfinders, and alternative fuel systems were offset by increased sales to truck, military and automotive supply markets.
     Commercial Segment operating profit increased 10% in 2003 to $111.5 million from $101.3 million due to improvement in the automotive cable and shifter product line. Automotive cables and shifters operating profit improved as the result of higher volume from new products and cost reductions which served to more than offset the impact of customer price reductions. Marine and industrial operating profit was flat as acquisitions compensated for a core business decline. Core business declined due to adverse mix as lower margin marine and truck products replaced higher margin aftermarket products. In addition, alternative fuel systems declined as a result of lower volume in part related to delays in the passage of the energy bill.
     Assets in this segment increased $193.9 million; 44% of the increase resulted from acquisitions in the marine and industrial product lines, and 37% from the impact of currency exchange rates.
Medical
     Products in the Medical Segment generally are required to meet exacting standards of performance and have long product life cycles. Economic influences on revenues relate primarily to spending patterns in the worldwide medical devices and hospital supply market.
Comparison of 2004 and 2003
     Medical Segment revenues increased 40% in 2004 to $746.2 million from $534.7 million in 2003. This increase was due to increases of 24% from acquisitions, 6% from core growth, 5% from currency, 3% from the impact of eliminating the one-month reporting lag for certain of our foreign operations and 2% from the consolidation of variable interest entities. In disposable medical products, 59% of the growth came from the HudsonRCI acquisition with currency and core improvement providing a majority of the remaining increase.

In surgical instruments and medical devices, the cardiothoracic acquisition in the third quarter of 2003 accounted for over two-thirds of the year-over-year revenue improvement.
     Medical Segment operating profit increased 37% in 2004 to $117.2 million from $85.4 million in 2003. This increase was driven largely by acquisitions and core volume gains in both the disposable medical products and surgical instruments and medical devices product lines. Operating profit as a percent of revenues declined to 15.7% in 2004 from 16.0% in 2003.
     Assets in the Medical Segment increased $521.3 million or 91% primarily due to the HudsonRCI acquisition.
Comparison of 2003 and 2002
     In 2003, Medical Segment revenues increased 19% to $534.7 million from $448.7 million. Revenues gained 10% from acquisitions and 8% from the effects of stronger currencies while core growth remained relatively constant. In the disposable medical products product line, two-thirds of the revenue increase came from stronger foreign currencies. Sales in the surgical instruments and medical devices product line improved substantially due to acquisitions including a cardiothoracic devices business in 2003.
     Operating profit increased 18% in 2003 to $85.4 million compared with $72.3 million in 2002. The increase in operating profit was comprised of equal contributions from disposable medical products volume and currency and acquisitions in the surgical instruments and medical devices product line. Overall operating profit as a percent of revenues declined as an improvement in the disposable medical products product line from volume gains was more than offset by a decline in surgical instruments and medical devices, as a result of the acquisition.
     Assets increased $70.1 million or 14%. The cardiothoracic devices acquisition accounted for 75% of the increase.
Aerospace
     Products and services in the Aerospace Segment, many of which are proprietary, require a high degree of engineering sophistication and are often custom-designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and to demand for power generation.
Comparison of 2004 and 2003
     Aerospace Segment revenues increased 2% in 2004 to $538.3 million from $528.6 million in 2003. This increase was due to increases of 2% from currency and 1% from the impact of eliminating the one-month reporting lag for certain of our foreign operations, offset, in part, by a 1% decrease from dispositions. Core growth was the result of double-digit growth in repair products and services and precision-machined components, which more than compensated for declines in industrial gas turbine, or IGT and cargo-handling systems. Core revenue growth was in part due to increased sales of lower margin offerings.
     Aerospace Segment operating profit declined 168% in 2004 to a loss of $6.3 million from a profit of $9.2 million in 2003. Operating profit declined due primarily to one-time charges in IGT related to our restructuring and divestiture program, pricing pressures from the aerospace OEMs and aftermarket and higher costs in precision-machined components. Operating profit (loss) as a percent of revenues was (1.2)% in 2004 versus 1.7% in 2003.
     Assets in the Aerospace Segment declined $72.3 million or 16% due substantially to the phase-out of the IGT business.

Comparison of 2003 and 2002
     In 2003 Aerospace Segment revenues decreased 2% to $528.6 million from $542.1 million in 2002. Core products declined by 4% while currency contributed a positive 2%. Sales declined due to weaker end markets in the IGT product line and to a lesser extent the cargo-handling systems and precision-machined components product lines. These declines were tempered by an increase in repair products and services revenues brought about by higher sales of low margin material product offerings.
     Operating profit declined 73% from $34.2 million in 2002 to $9.2 million in 2003, while operating profit as a percent of revenues fell to 1.7% from 6.3% in the prior year. A significant portion of the decline was attributable to the IGT product line which declined due to lower volume, major investments in new parts development, and contract losses in the engineering services business. Results in cargo-handling systems and precision-machined components were adversely impacted by volume declines and continued pricing pressures. Margins of repair products and services declined due to the unfavorable product mix.
     In 2003, assets increased $11.0 million or 2% due substantially to currency fluctuations.
Liquidity and Capital Resources
     Operating activities provided net cash of approximately $254.5 million during 2004. Changes in our operating assets and liabilities during 2004 resulted in a net cash inflow of $13.9 million. The most significant changes were an increase in accounts payable and accrued expenses and a decrease in inventories, offset, in part, by an increase in accounts receivable and a decrease in income taxes payable. The increase in accounts payable and accrued expenses was due primarily to increased accruals associated with the restructuring and divestiture program. The decrease in inventories was the result of our focus on improved working capital management. The increase in accounts receivable was largely a result of increased business levels and the HudsonRCI acquisition. The decrease in income taxes payable was a result of tax deductions associated with the restructuring and divestiture program, for which the cash benefits will be received in 2005. Our financing activities during 2004 consisted primarily of the receipt of $511.6 million in gross proceeds from long-term borrowings, primarily for the acquisition of HudsonRCI. This amount is offset by a decrease in notes payable and current borrowings of $137.8 million and a reduction in long-term borrowings of $77.9 million, driven by improved operating cash flow, proceeds from the disposition of businesses and lower year-over-year capital spending. Our investing activities during 2004 consisted primarily of payments for businesses acquired of $458.5 million. We had net cash used in discontinued operations of $7.0 million in 2004. See the “Interest Rate Risk” section of Item 7A on page 28 for additional information regarding interest rates and borrowings.
     Operating activities provided net cash of approximately $225.1 million during 2003. Changes in our operating assets and liabilities during 2003 resulted in a net cash outflow of $17.8 million. The most significant change was an increase in accounts receivable, offset, in part, by an increase in income taxes payable. Accounts receivable growth was in line with volume improvement as accounts receivable as a percentage of fourth quarter revenues remained flat. Our financing activities during 2003 consisted primarily of a reduction in long-term borrowings of $37.5 million, offset, in part, by an increase in notes payable and current borrowings of $35.1 million. During 2003, we also paid $30.9 million in dividends. Our investing activities during 2003 consisted primarily of payments for businesses acquired of $85.2 million and capital expenditures of $80.4 million. We had net cash used in discontinued operations of $23.2 million in 2003.
     Operating activities provided net cash of approximately $198.2 million during 2002. Changes in our operating assets and liabilities during 2002 resulted in a net cash outflow of $29.5 million. The most significant change was an increase in inventory, offset, in part, by an increase in income taxes payable. Inventory increased in connection with new wide-body cargo-handling systems, repair products and services programs and IGT aftermarket parts products. Our financing activities during 2002 consisted primarily of reductions of $74.6 million in notes payable and current borrowings and $34.2 million in long-term borrowings, offset, in part, by the receipt of $53.0 million in gross proceeds from long-term borrowings. During 2002, we also paid $27.9 million in dividends. Our investing activities during 2002 consisted primarily of capital expenditures of $80.6 million and payments for businesses acquired of $57.2 million. We had net cash used in discontinued operations of $2.2 million in 2002.
     In addition to the cash generated from operations we have approximately $285 million in committed and $115 million in uncommitted unused lines of credit available. The availability of the lines of credit is dependent upon us maintaining our strong financial condition including our continued compliance with bank covenants. Various senior note agreements provide for the maintenance of ratios and limit the payment of cash dividends. Under the most restrictive of these provisions, $240 million of retained earnings was available for dividends at December 26, 2004.
     Fixed rate borrowings comprised 60% of total borrowings at December 26, 2004. Approximately 29% of our total borrowings of $788 million are denominated in currencies other than the U.S. dollar, principally the euro, providing a natural hedge against fluctuations in the value of assets outside the United States.
     The following table provides our net debt to total capital ratio:

	2004	2003

	(Dollars in thousands)
Net debt includes:
Current borrowings	$101,856	$225,733
Long-term borrowings	685,912	229,634

Total debt	787,768	455,367
Less: Cash and cash equivalents	115,955	56,580

Net debt	$671,813	$398,787
Total capital includes:
Net debt	$671,813	$398,787
Shareholders’ equity	1,109,733	1,062,302

Total capital	$1,781,546	$1,461,089
Percent of net debt to total capital	38%	27%
     The increase in our percent of net debt to total capital for 2004 as compared to 2003 is primarily due to additional borrowings used to acquire HudsonRCI.
     We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.

     Contractual obligations at December 26, 2004 are as follows:

		Payments due by Period

		Less			More
		than 1	1-3	3-5	than 5
	Total	Year	Years	Years	Years

	(Dollars in millions)
Long-term borrowings	$725	$39	$21	$262	$403
Interest obligations	258	39	68	64	87
Operating lease obligations	172	41	57	40	34
Minimum purchase obligations(1)	79	72	5	1	1

Total contractual obligations	$1,234	$191	$151	$367	$525

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to material purchase requirements.
Off Balance Sheet Arrangements
     We have residual value guarantees under operating leases for plant and equipment. The maximum potential amount of future payments we could be required to make under these guarantees is approximately $11 million. See also Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
     We are exposed to certain financial risks, specifically fluctuations in market interest rates, foreign currency exchange rates and, to a lesser extent, commodity prices. We are also exposed to changes in the market traded price of our common stock as it influences the valuation of stock options and their effect on pro forma earnings as disclosed.
Interest Rate Risk
     We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Interest rate swaps are used to manage a portion of our interest rate risk. The table below is an analysis of the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations.

Variable interest rates shown below are weighted average rates of the debt portfolio. For the swaps, notional amounts and related interest rates are shown by year of maturity.

	Year of Maturity

	2005	2006	2007	2008	2009	Thereafter	Total

	(Dollars in thousands)
Fixed rate debt	$37,346	$6,545	$6,500	$19,574	$—	$400,000	$469,965
Average interest rate	7.4%	7.1%	7.1%	6.0%	—	5.7%	5.8%
Variable rate debt	$64,510	$6,699	$1,068	$44,164	$198,362	$3,000	$317,803
Average interest rate	3.3%	3.2%	3.7%	2.9%	4.2%	2.0%	3.8%
Amount subject to swaps:
Variable to fixed				$59,852
Average rate to be received				3.8%
Average rate to be paid				5.8%
Foreign Currency Risk
     We are exposed to fluctuations in market values of transactions in currencies other than the functional currencies of certain subsidiaries. We have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows from these exposures. The following table presents the significant cash flows and fair values of our open forward currency contracts as of December 26, 2004, which all mature in 2005.

Year of
Maturity
2005

Forward Currency Contracts:
Pay U.S. dollars	(44,520)
Receive euros	11,556
Receive Singapore dollars	27,564
Receive Canadian dollars	14,815
Receive Swedish krona	27,183
Receive British pounds	1,594
     Forward contracts are expressed in local currency amounts. The market value of the total exchange gain is $2,865.
     Additional risk is incurred as a result of the translation of foreign subsidiary financial statements into U.S. dollars. A movement of 10% in the value of the U.S. dollar against foreign currencies would impact our expected net earnings by approximately $1.4 million.

Item 8.	Financial Statements and Supplementary Data
     The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     (b) Management’s Report on Internal Control Over Financial Reporting
     Our management’s report on internal control over financial reporting is set forth in page F-2 of this Annual Report on Form 10-K and is incorporated by reference herein.
     (c) Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
     For information with respect to our Directors and Director nominees, see “Election Of Directors”, “Nominees For The Board of Directors” and “Additional Information About The Board Of Directors and Corporate Governance” in our Proxy Statement for our 2005 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2005 Annual Meeting will be filed within 120 days of the close of our fiscal year.
     For information with respect to our Executive Officers, see Part I of this report on page 13, which information is incorporated herein by reference.

Item 11.	Executive Compensation
     See “Additional Information About The Board Of Directors and Corporate Governance,” “Compensation Committee Report on Executive Compensation,” “Five-Year Shareholder Return Comparison” and “Executive Compensation and Other Information” in our Proxy Statement for our 2005 Annual Meeting, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
     See “Security Ownership of Certain Beneficial Owners and Management,” “Election Of Directors” and “Nominees For The Board of Directors” in our Proxy Statement for our 2005 Annual Meeting, which information is incorporated herein by reference.
     The following table sets forth certain information as of December 26, 2004 regarding our 1990 Stock Compensation Plan, 2000 Stock Compensation Plan and Global Employee Stock Purchase Plan:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon		Future Issuance Under
	Exercise of	Weighted-Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column (A))

	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,351,949	$42.74	2,111,986
Equity compensation plans not approved by security holders	—	—	55,093	(1)

(1)	55,093 shares are available under purchase rights granted to our non-United States employees under our Global Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions
     See “Additional Information About The Board Of Directors and Corporate Governance,” “Compensation Committee Report on Executive Compensation” and “Executive Compensation and Other Information” in our Proxy Statement for our 2005 Annual Meeting, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     See “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors” in our Proxy Statement for our 2005 Annual Meeting, which information is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) Consolidated Financial Statements:
     The Index to Consolidated Financial Statements and Schedules is set forth on page F-1 hereof.
     (b) Exhibits:
     The Exhibits are listed in the Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the date indicated below.

TELEFLEX INCORPORATED

By:	/s/ Jeffrey P. Black

Jeffrey P. Black
President and Chief Executive Officer
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated below.

By:	/s/ Martin S. Headley

Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ James V. Agnello

James V. Agnello
Controller and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Lennox K. Black Lennox K. Black Director	By:	/s/ Donald Beckman Donald Beckman Director

By:	/s/ James W. Stratton James W. Stratton Director	By:	/s/ William R. Cook William R. Cook Director

By:	/s/ Sigismundus W.W. Lubsen Sigismundus W.W. Lubsen Director	By:	/s/ Patricia C. Barron Patricia C. Barron Director

By:	/s/ Judith M. von Seldeneck Judith M. von Seldeneck Director	By:	/s/ Harold L. Yoh III Harold L. Yoh III Director

By:	/s/ James W. Zug James W. Zug Director
Dated: March 7, 2005

TELEFLEX INCORPORATED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
     The following Financial Statement Schedule together with the report thereon of PricewaterhouseCoopers LLP dated March 7, 2005 on page F-3 should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Schedule:

Page

II	Valuation and qualifying accounts	F-36

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of Teleflex Incorporated and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 26, 2004, the Company’s internal control over financial reporting was effective.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Jeffrey P. Black Jeffrey P. Black President and Chief Executive Officer	/s/ Martin S. Headley Martin S. Headley Executive Vice President and Chief Financial Officer
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
    of Teleflex Incorporated:
     We have completed an integrated audit of the 2004 consolidated financial statements of Teleflex Incorporated and its subsidiaries and of its internal control over financial reporting as of December 26, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 26, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 7, 2005

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(Dollars and shares in thousands,
	except per share)
Revenues	$2,485,378	$2,152,855	$1,962,862
Materials, labor and other product costs	1,786,577	1,558,782	1,420,981

Gross profit	698,801	594,073	541,881

Selling, engineering and administrative expenses	494,430	392,956	336,853
Net gain from asset sales and net insurance proceeds	(2,733)	(3,068)	(10,085)
Restructuring costs	67,618	—	—

Income from continuing operations before interest, taxes and minority interest	139,486	204,185	215,113
Interest expense, net	37,118	26,337	25,023

Income from continuing operations before taxes and minority interest	102,368	177,848	190,090
Taxes on income from continuing operations	14,351	43,112	47,728

Income from continuing operations before minority interest	88,017	134,736	142,362
Minority interest in consolidated subsidiaries	19,683	16,534	16,184

Income from continuing operations	68,334	118,202	126,178
Operating loss from discontinued operations	(73,028)	(9,823)	(1,418)
Tax benefit from discontinued operations	(14,211)	(724)	(506)

Loss from discontinued operations	(58,817)	(9,099)	(912)

Net income	$9,517	$109,103	$125,266

Earnings per share:
Basic:
Income from continuing operations	$1.70	$2.99	$3.21
Loss from discontinued operations	$(1.46)	$(0.23)	$(0.02)

Net income	$0.24	$2.76	$3.19

Diluted:
Income from continuing operations	$1.69	$2.96	$3.17
Loss from discontinued operations	$(1.45)	$(0.23)	$(0.02)

Net income	$0.24	$2.73	$3.15

Weighted average common shares outstanding:
Basic	40,205	39,598	39,251
Diluted	40,495	39,942	39,786
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 26,	December 28,
	2004	2003

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$115,955	$56,580
Accounts receivable, net	514,179	453,917
Inventories	431,399	428,599
Prepaid expenses	32,525	20,863
Assets of discontinued operations	54,384	105,988

Total current assets	1,148,442	1,065,947

Property, plant and equipment, net	584,252	612,318
Goodwill	524,134	285,276
Intangibles and other assets	244,859	111,788
Investments in affiliates	24,194	35,284
Deferred tax asset	108,555	34,132

Total assets	$2,634,436	$2,144,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$62,455	$199,572
Current portion of long-term borrowings	39,401	26,161
Accounts payable	183,700	166,745
Accrued expenses	210,027	150,684
Income taxes payable	11,853	42,792
Liabilities of discontinued operations	27,811	32,542

Total current liabilities	535,247	618,496
Long-term borrowings	685,912	229,634
Deferred tax liability	137,349	113,808
Other liabilities	100,717	57,062

Total liabilities	1,459,225	1,019,000

Minority interest in equity of consolidated subsidiaries	65,478	63,443
Commitments and contingencies

Shareholders’ equity Common shares, $1 par value Issued: 2004 — 40,424,096 shares; 2003 — 39,795,126 shares	40,424	39,795
Additional paid-in capital	171,863	125,385
Retained earnings	839,838	864,896
Accumulated other comprehensive income	57,608	32,226

Total shareholders’ equity	1,109,733	1,062,302

Total liabilities and shareholders’ equity	$2,634,436	$2,144,745

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,517	$109,103	$125,266
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	58,817	9,099	912
Depreciation expense	100,554	90,119	86,477
Amortization expense of intangible assets	13,579	8,492	5,682
Amortization expense of deferred financing costs	462	—	—
Gain on sale of businesses and assets	(2,733)	(3,068)	(10,085)
Impairment of long-lived assets	29,926	—	—
Impairment of goodwill	14,122	—	—
Deferred income taxes	(3,330)	12,576	3,239
Minority interest in consolidated subsidiaries	19,683	16,534	16,184
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(34,663)	(19,499)	(2,692)
Inventories	27,378	(5,235)	(24,863)
Prepaid expenses	(518)	3,739	3,612
Accounts payable and accrued expenses	42,045	(5,263)	(12,921)
Income taxes payable	(20,360)	8,487	7,361

Net cash provided by operating activities	254,479	225,084	198,172

Cash flows from financing activities:
Proceeds from long-term borrowings	511,582	—	53,000
Reduction in long-term borrowings	(77,936)	(37,519)	(34,219)
Increase (decrease) in notes payable and current borrowings	(137,751)	35,076	(74,633)
Proceeds from stock compensation plans	16,227	6,495	9,846
Dividends	(34,575)	(30,881)	(27,861)

Net cash provided by (used in) financing activities	277,547	(26,829)	(73,867)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(55,582)	(80,385)	(80,572)
Payments for businesses acquired, net of cash acquired	(458,531)	(85,245)	(57,229)
Proceeds from sale of businesses and assets	49,444	4,728	11,419
Investments in affiliates	100	(2,737)	(219)
Other	(1,040)	650	2,102

Net cash used in investing activities	(465,609)	(162,989)	(124,499)

Cash used in discontinued operations	(7,042)	(23,180)	(2,212)

Net increase (decrease) in cash and cash equivalents	59,375	12,086	(2,406)
Cash and cash equivalents at the beginning of the year	56,580	44,494	46,900

Cash and cash equivalents at the end of the year	$115,955	$56,580	$44,494

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Retained	Comprehensive	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Income (Loss)	Total

	(Dollars and shares in thousands, except per share)
Balance at December 30, 2001	38,933	$38,933	$96,143	$689,269		$(46,202)	$778,143
Net income				125,266	$125,266		125,266
Cash dividends ($0.71 per share)				(27,861)			(27,861)
Financial instruments marked to market					(1,824)	(1,824)	(1,824)
Cumulative translation adjustment					27,596	27,596	27,596
Minimum pension liability adjustment, net of tax of $3,435					(5,604)	(5,604)	(5,604)

Comprehensive income					$145,434

Shares issued under compensation plans	465	465	16,100				16,565

Balance at December 29, 2002	39,398	$39,398	$112,243	$786,674		$(26,034)	$912,281
Net income				109,103	$109,103		109,103
Cash dividends ($0.78 per share)				(30,881)			(30,881)
Financial instruments marked to market					2,965	2,965	2,965
Cumulative translation adjustment					57,946	57,946	57,946
Minimum pension liability adjustment, net of tax of $1,624					(2,651)	(2,651)	(2,651)

Comprehensive income					$167,363

Shares issued under compensation plans	397	397	13,142				13,539

Balance at December 28, 2003	39,795	$39,795	$125,385	$864,896		$32,226	$1,062,302
Net income				9,517	$9,517		9,517
Cash dividends ($0.86 per share)				(34,575)			(34,575)
Financial instruments marked to market					(382)	(382)	(382)
Cumulative translation adjustment					32,127	32,127	32,127
Minimum pension liability adjustment, net of tax of $5,668					(6,363)	(6,363)	(6,363)

Comprehensive income					$34,899

Shares issued under compensation plans	629	629	46,478				47,107

Balance at December 26, 2004	40,424	$40,424	$171,863	$839,838		$57,608	$1,109,733

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

Note 1 —	Summary of significant accounting policies
     Consolidation: The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (the “Company”). Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the Company has significant influence but not a controlling equity interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include management’s estimates and assumptions that affect the recorded amounts.
     During the fourth quarter of 2004, the Company eliminated the one-month lag for certain of its foreign operations to coincide with the timing of reporting for all of the Company’s other operations. As a result, the Company’s consolidated results for 2004 include the results of those operations for the month of December 2003 and the entire twelve months of 2004, whereas the Company’s consolidated results for 2003 include the results of those operations for the month of December 2002 and the first eleven months of 2003. This change increased the Company’s consolidated revenues for 2004 by $16,879 and reduced the Company’s consolidated income from continuing operations before taxes and minority interest for 2004 by $1,114.
     See Note 16 for a description of discontinued operations.
     Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Fair values: The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 26, 2004 and December 28, 2003, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.
     Cash and cash equivalents: All highly liquid debt instruments with an original maturity of three months or less are classified as cash equivalents. At December 26, 2004 and December 28, 2003, the Company had no cash equivalents.
     Accounts receivable: Accounts receivable represents amounts due from customers related to the sale of products. An allowance for doubtful accounts is maintained and represents the Company’s estimate of probable losses on realization of the full receivable. The allowance is provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for doubtful accounts was $11,296 and $9,273 as of December 26, 2004 and December 28, 2003, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Inventories: Inventories are valued at the lower of average cost or market. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating market value, the Company evaluates inventory for excess and obsolete quantities based on estimated usage and sales.
     Property, plant and equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Other additions and those improvements which increase the capacity or lengthen the useful lives of the assets are also capitalized. With minor exceptions, straight-line composite lives for depreciation of property, plant and equipment are as follows: buildings — 20 to 40 years; machinery and equipment — 8 to 12 years. Repairs and maintenance costs are expensed as incurred.
     Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Impairment losses, if any, are recorded as part of income from operations. Two-step impairment tests are performed in the fourth quarter, or more frequently if there is a triggering event. Business combinations can also result in the recognition of intangible assets.
     The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in the fourth quarters of 2003 and 2002 and determined that there were no impairments. In connection with the Company’s restructuring and divestiture program, the Company determined in the fourth quarter of 2004 that a portion of its goodwill was impaired and recorded a charge of $18.6 million, $14.1 million of which was included in restructuring costs and $4.5 million of which was included in discontinued operations. The Company performed an annual impairment test of its remaining recorded goodwill and indefinite-lived intangible assets in the fourth quarter of 2004 and found no instances of impairment.
     Intangible assets consisting of intellectual property, customer lists and distribution rights are being amortized over their estimated useful lives, which range from 4 to 30 years, with a weighted average amortization period of 12 years. The Company continually evaluates the reasonableness of the useful lives of these assets.
     Long-lived assets: The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
     Product Warranty Liability: Product warranty liability arises out of the need to repair or replace product without charge to the customer. The Company warrants such products from manufacturing defect. The Company estimates its warranty liability based on historical trends of units sold, recourse provisions against third parties, the status of existing claims, recall programs and communication with customers.
     Foreign currency translation: Assets and liabilities of non-domestic subsidiaries denominated in local currencies are translated into U.S. dollars at the rates of exchange at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The resultant translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Derivative financial instruments: The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified to earnings in the period in which earnings are affected by the underlying hedged item.
     Stock-based compensation: Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options and restricted stock issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.
     The following table illustrates the pro forma net income and earnings per share for 2004, 2003 and 2002 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	2004	2003	2002

Net income, as reported	$9,517	$109,103	$125,266
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $3,058, $3,088 and $2,481, respectively	(4,310)	(4,353)	(3,497)

Pro forma net income	$5,207	$104,750	$121,769

Earnings per share — basic:
Net income per share, as reported	$0.24	$2.76	$3.19
Pro forma net income per share	$0.13	$2.65	$3.10
Earnings per share — diluted:
Net income per share, as reported	$0.24	$2.73	$3.15
Pro forma net income per share	$0.13	$2.64	$3.08
     The fair value for options granted in 2004, 2003 and 2002 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	3.0%	3.0%	4.0%
Expected life of option	4.6 yrs.	5.2 yrs.	5.2 yrs.
Expected dividend yield	1.7%	1.9%	1.7%
Expected volatility	24.3%	26.0%	29.0%
     Income taxes: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred taxes represent the future tax consequences expected to be incurred when the reported

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently invested.
     Pensions and other postretirement benefits: The Company provides a range of benefits to eligible employees and retired employees, including pensions and postretirement health care. The Company records annual amounts relating to these plans based on calculations which include various actuarial assumptions such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required, the effect of the modifications is generally recorded or amortized over future periods.
     Restructuring costs: Restructuring costs, which include termination benefits, contract termination costs, asset impairments and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs include the anticipated sales price for discontinued operations, the terms that may be negotiated to exit certain contractual obligations, the realizable value of certain assets associated with discontinued product lines and the timing of employees leaving the company.
     Revenue recognition: The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. This generally occurs when products are shipped or services rendered upon customers’ acceptance.
     Revenues from product sales, net of estimated returns, warranty and other allowances based on historical experience and current trends, are recognized upon shipment of products to customers. Revenues from services provided are recognized as the services are rendered and comprised less than 10% of total revenues for all periods presented. Revenues from longer term construction contracts are accounted for based on the percentage of completion method and comprised 2% or less of total revenues for all periods presented.
     Reclassifications: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to those classifications used in the current year.

Note 2 —	New accounting standards
     Variable interest entities: In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which replaced FIN No. 46, “Consolidation of Variable Interest Entities,” and clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company adopted the provisions of the interpretation during 2004 using fair value appraisals and it did not have a material impact on the Company’s financial position, results of operations or cash flows. In applying the interpretation, four previously non-consolidated entities with a net investment of $10,000 were consolidated in the December 26, 2004 consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Following the consolidation of certain variable interest entities, the Company has determined that it is appropriate to separately identify and reclassify for all periods presented minority interest and minority interest in equity for all of its consolidated, but not wholly-owned, subsidiaries. The minority interest in consolidated subsidiaries previously included within selling, engineering and administrative expenses totaled $16,534 and $16,184 for 2003 and 2002, respectively. The minority interest in equity of consolidated affiliates previously included within other liabilities totaled $63,443 for 2003. These reclassifications have no impact on previously reported net income or equity.
     Medicare prescription drug costs: On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company sponsors medical programs for certain of its U.S. retirees. In April 2004, the FASB issued Staff Position (“FSP”) No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. FSP No. FAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company adopted this provision during 2004 and it did not have a material impact on the Company’s financial position, results of operations or cash flows. On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released the final regulations (the “Regulations”) implementing the Act. Generally, the Regulations are expected to cause more retiree health programs (or subgroups within such programs) to meet the Act’s actuarial equivalence standard (or to result in more years of expected actuarial equivalence) than had originally been expected when the Act was passed. The Company is currently evaluating the impact of the Regulations on the Company’s financial position, results of operations and cash flows.
     American Jobs Creation Act: On October 22, 2004 the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply the repatriation provision included in the AJCA to certain qualifying earnings that are distributed during its calendar year ending 2005. The Company has started an evaluation of the effects of the repatriation provision; however the Company does not expect to be able to complete this evaluation until after it has concluded on a number of factors. Such factors include, but are not limited to, a final decision with respect to divestiture alternatives currently under consideration and a determination of the distributable reserves position of certain non-U.S. subsidiaries. Further, the Company does not expect to be able to complete its evaluation until after Congress or the Treasury Department provide additional clarifying language on certain elements of the repatriation provision. The Company expects to be able to complete its evaluation within a reasonable period following the resolution of the outstanding issues and the issuance of clarifying language.
     The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. Based on a current understanding of the AJCA, the Company believes that it may repatriate from $0 to approximately $400 million in dividends subject to the elective 85% dividends received deduction, generating a corresponding tax expense from $0 to $46 million. The Company expects to confirm its understanding of this provision and may seek the required corporate officer and Board of Directors approvals of the requisite domestic reinvestment plan within the timeframe that the deduction is available.
     Inventory Costs: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective for fiscal years beginning after June 15, 2005. The Company does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations or cash flows.
     Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the statement of income. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of Statement 123(R) on the Company’s financial position, results of operations and cash flows.
     Exchanges of Nonmonetary Assets: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 —	Acquisitions
Acquisition of Hudson Respiratory Care, Inc.
     On July 6, 2004, the Company completed the acquisition of all of the issued and outstanding capital stock of Hudson Respiratory Care Inc. (“HudsonRCI”), a provider of disposable medical products for respiratory care and anesthesia, for $457,499. The results for HudsonRCI are included in the Company’s Medical Segment.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The following table presents the allocation of purchase price for the HudsonRCI acquisition based on estimated fair values:

Assets
Accounts receivable	$26,706
Inventories	30,805
Other current assets	1,766
Property, plant and equipment	53,942
Goodwill	262,489
Intangible assets	103,300
Deferred tax asset	79,060
Other assets	1,118

Total assets acquired	$559,186

Less:
Accounts payable	$5,808
Accrued expenses	39,065
Short-term debt assumed	5,299
Long-term debt assumed	4,594
Deferred tax liability	46,810
Other liabilities	111

Liabilities assumed	$101,687

Net assets acquired	$457,499

     The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the health care supply market through HudsonRCI and from expected synergies. Goodwill is not deductible for tax purposes. Of the $103,300 in intangible assets, $40,900 was assigned to customer relationships with estimated remaining amortizable lives of 10 years and $900 was assigned to patents with estimated remaining amortizable lives of 11.5 years. The remaining $61,500 was assigned to trade names with indefinite useful lives. The deferred tax asset is a result of HudsonRCI’s net operating loss carryforward and a difference in tax basis prior to acquisition.
     The following table provides unaudited pro forma results of operations for the periods noted below, as if the acquisition had been made at the beginning of each period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at that time.

	2004	2003

Revenues	$2,582,975	$2,337,443
Income from continuing operations before interest, taxes and minority interest	$125,810	$200,613
Net income (loss)	$(17,223)	$82,250
Diluted net earnings (losses) per share	$(0.43)	$2.06

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The unaudited pro forma results of operations for the twelve months ended December 26, 2004 and December 28, 2003 each include $25,686 of expenses, or $0.63 and $0.64 per share, respectively, incurred by HudsonRCI in contemplation of the transaction. These expenses include bonus and stock option settlement expenses, professional fees, broker fees and insurance costs.
     In connection with this acquisition, the Company has formulated a plan related to the future integration of the acquired entity. The integration activities began during the due diligence process and are expected to be completed no later than twelve months after the acquisition. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at the date of acquisition, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The amount accrued for these future integration costs is $22,002, including a reserve adjustment of $1,420. Set forth below is the detail of integration costs:

		Facility Closure and
	Involuntary Employee	Restructuring
	Termination Benefits	Costs	Total

Balance at acquisition	$14,217	$9,205	$23,422
Costs incurred	(4,550)	(2,200)	(6,750)
Adjustments to reserve	—	(1,420)	(1,420)

Balance at December 26, 2004	$9,667	$5,585	$15,252

2003 Acquisitions
     In 2003, the Company acquired seven smaller businesses for a total cost of $95,481, of which $94,995 was paid in cash and $486 is payable in 2005. The acquisitions included a cardiothoracic devices business and an anesthesia and respiratory care business in the Medical Segment; a designer and manufacturer of electronic and electromechanical products for the automotive, marine and industrial markets, a European manufacturer of alternative fuel systems, a passenger and light truck electronic throttle control business, a European light-duty cable operation, and an automotive seat comfort systems business in the Commercial Segment. Goodwill recognized in those transactions amounted to $26,649, of which $1,780 is expected to be deductible for tax purposes. Goodwill was assigned to the Commercial and Medical segments in the amount of $25,586 and $1,063, respectively. The pro forma income statement impact of these acquisitions is not material.
2002 Acquisitions
     In 2002, the Company acquired six smaller businesses for a total cost of $47,229 all of which was paid in cash. The acquisitions included an orthopedic surgical instrument manufacturer and two small catheter manufacturers in the Medical Segment; a 55% controlling interest in a manufacturer of mechanical controls for the automobile industry in Japan, a European alternative fuel systems business, and a fabricator of stainless and carbon steel stranded products in the Commercial Segment. Goodwill recognized in those transactions amounted to $14,926, all of which applies to the Medical Segment. Of that amount $8,872 is expected to be deductible for tax purposes. The pro forma income statement impact of these acquisitions is not material.

Note 4 —	Asset sales and net insurance proceeds
     During 2004, the Company sold six non-strategic businesses resulting in a net pre-tax gain of $2,733. No individual transaction resulted in a material gain or loss.
     During 2003, the Company sold an investment resulting in a pre-tax gain of $3,068.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During 2002, the Company recorded an aggregate pre-tax gain of $10,085 resulting from the sale of 50% of one of its investments, the sale of a minor non-core business in its Medical Segment and the receipt of insurance proceeds related to a building and inventory that incurred weather related damage.

Note 5 —	Restructuring
     During the fourth quarter of 2004, the Company announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position the Company for earnings growth in the years ahead. The planned actions include exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.
     Certain costs associated with the restructuring and divestiture program are not included in restructuring costs. All inventory adjustments that resulted from the restructuring and divestiture program and certain other costs associated with closing out businesses during the fourth quarter of 2004 are included in materials, labor and other product costs and totaled $17,040, of which $4,537, $0 and $12,503 was attributed to the Company’s Commercial, Medical and Aerospace segments, respectively.
     For 2004, the charges associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	Commercial	Medical	Aerospace	Total

Termination benefits	$8,407	$6,625	$1,388	$16,420
Contract termination costs	775	—	2,300	3,075
Asset impairments	11,244	3,681	32,662	47,587
Other restructuring costs	390	146	—	536

	$20,816	$10,452	$36,350	$67,618

     Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring and divestiture program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of manufacturing facilities. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities as well as goodwill associated with the Company’s industrial gas turbine aftermarket services business. Other restructuring costs include expenses which are directly attributable to the restructuring and divestiture program.
     As of December 26, 2004, the Company expects to incur the following future restructuring costs in its Commercial, Medical and Aerospace segments over the next 6 quarters:

	Commercial	Medical	Aerospace

Termination benefits	$1,500 – 2,500	$28,000 – 29,500	$750 – 1,250
Contract termination costs	0 – 100	4,500 – 5,500	750 – 1,250
Other restructuring costs	2,500 – 3,500	12,000 – 13,500	2,500 – 3,500

	$4,000 – 6,100	$44,500 – 48,500	$4,000 – 6,000

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 26, 2004, the accrued liability associated with the restructuring and divestiture program consisted of the following:

			Non-Cash			Due	Due
	Balance at		Settlements		Balance at	Within	After
	December 28,	Subsequent	and Other		December 26,	12	12
	2003	Accruals	Adjustments	Payments	2004	Months	Months

Termination benefits	$—	$16,420	$—	$(1,406)	$15,014	$15,014	$—
Contract termination costs	—	3,075	—	—	3,075	2,994	81
Other restructuring costs	—	536	—	(308)	228	228	—

	$—	$20,031	$—	$(1,714)	$18,317	$18,236	$81

Note 6 —	Inventories
     Inventories at year end consisted of the following:

	2004	2003

Raw materials	$185,279	$183,192
Work-in-process	74,759	82,466
Finished goods	171,361	162,941

	$431,399	$428,599

Note 7 —	Property, plant and equipment
     The major classes of property, plant and equipment, at cost, at year end are as follows:

	2004	2003

Land and buildings	$248,444	$243,853
Machinery and equipment	949,264	916,634

	1,197,708	1,160,487
Less: Accumulated depreciation	(613,456)	(548,169)

Property, plant and equipment, net	$584,252	$612,318

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Goodwill and other intangible assets
     Changes in the carrying amount of goodwill, by operating segment, for 2004 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill, net at December 28, 2003	$117,340	$141,552	$26,384	$285,276
New business acquired	—	262,489	—	262,489
FIN 46(R) consolidation	2,448	1,736	—	4,184
Dispositions	(1,694)	(2,382)	(1,121)	(5,197)
Impairment related to the restructuring and divestiture plan	—	—	(14,122)	(14,122)
Transfer(1)	(21,000)	—	—	(21,000)
Adjustments(2)	6,008	(393)	—	5,615
Translation adjustment	4,851	2,029	9	6,889

Goodwill, net at December 26, 2004	$107,953	$405,031	$11,150	$524,134

(1)	The goodwill transfer is the result of a reclassification to intangible assets of indefinite-lived trademarks.

(2)	Goodwill adjustments primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.
     Intangible assets at year end consisted of the following:

	Gross Carrying		Accumulated
	Amount		Amortization

	2004	2003	2004	2003

Customer lists	$79,997	$33,221	$7,526	$2,993
Intellectual property	58,258	56,887	18,474	10,381
Distribution rights	38,599	32,578	14,669	10,602
Trade names	85,471	2,908	—	—

	$262,325	$125,594	$40,669	$23,976

     Amortization expense related to intangible assets was $13,579, $8,492 and $5,682 for 2004, 2003 and 2002, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2005	$14,300
2006	13,500
2007	12,900
2008	12,700
2009	11,600

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Borrowings
     Long-term borrowings at year end consisted of the following:

	2004	2003

Senior notes at an average fixed rate of 5.8%, due in installments through 2016	$453,500	$111,000
Term loan notes, primarily non-U.S. dollar denominated, at an average rate of 3.7%, with an average maturity of 4.0 years	56,338	122,325
Revolving credit loans at an average interest rate of 4.2%, due 2009	196,438	—
Other debt, mortgage notes and capital lease obligations, at interest rates ranging from 1% to 8%	19,037	22,470

	725,313	255,795
Current portion of borrowings	(39,401)	(26,161)

	$685,912	$229,634

     The various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of the Company’s stock and payment of cash dividends. Under the most restrictive of these provisions, $240,000 of retained earnings was available for dividends at December 26, 2004.
     Notes payable at December 26, 2004 consists of demand loans due to banks of $22,455 at an average interest rate of 3.9% and a $40,000 loan secured by certain accounts receivable at an interest rate of 2.8%. In addition, the Company has approximately $400,000 available under several interest rate alternatives in unused lines of credit.
     Interest expense in 2004, 2003 and 2002 did not differ materially from interest paid, nor did the carrying value of year-end long-term borrowings differ materially from fair value.
     The aggregate amount of long-term debt, including capital leases, maturing in the next five years are as follows:

2005	$39,401
2006	13,244
2007	7,568
2008	63,738
2009	198,361

Note 10 —	Financial instruments
     The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps for exposure to interest rate changes. All derivative financial instruments are recorded on the balance sheet at fair market value and subsequent changes in value are recognized in the statement of income or as part of comprehensive income. Approximately $898 of the amount in accumulated other comprehensive income at December 26, 2004 would be reclassified as income to the statement of income during 2005 should foreign currency exchange rates and interest rates remain at December 26, 2004 levels.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table provides financial instruments activity included as part of accumulated other comprehensive income:

	2004	2003

Liability at beginning of year	$(657)	$(3,622)
Additions and revaluations	(1,935)	1,293
Clearance of hedge results to income	1,553	1,672

Liability at end of year	$(1,039)	$(657)

Note 11 —	Shareholders’ equity and stock compensation plans
     The authorized capital of the Company is comprised of 100,000,000 common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options were exercised. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	2004	2003	2002

	(Shares in thousands)
Basic	40,205	39,598	39,251
Dilutive shares assumed issued	290	344	535

Diluted	40,495	39,942	39,786

     Weighted average stock options (in thousands) of 790, 787 and 260 were antidilutive and therefore not included in the calculation of earnings per share for 2004, 2003 and 2002, respectively.
     The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. Outstanding options generally are exercisable three to five years after the date of the grant and expire no more than ten years after the grant.
     Options exercisable and shares available for future grant at year end are as follows:

	2004	2003	2002

Options exercisable	1,280,549	1,146,982	932,784
Weighted average option price per share of options exercisable	$40.97	$36.55	$32.25
Weighted average fair value of options granted during the year	$10.64	$9.17	$13.86
Shares available for grant	2,111,986	2,500,310	3,092,323

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the status and changes of shares subject to options outstanding and the related average prices per share follows:

	2004		2003		2002

		Average		Average		Average
	Shares	Option	Shares	Option	Shares	Option
	Subject to	Price per	Subject to	Price per	Subject to	Price per
	Options	Share	Options	Share	Options	Share

Outstanding, beginning of the year	2,471,044	$39.36	2,135,824	$37.92	2,036,194	$33.65
Granted	469,500	49.51	652,550	40.59	509,900	49.02
Exercised	(489,599)	32.09	(234,773)	29.82	(322,510)	29.66
Forfeited	(98,996)	43.34	(82,557)	38.78	(87,760)	33.67

Outstanding, end of the year	2,351,949	42.74	2,471,044	39.36	2,135,824	37.92

     No options expired during the three years ended December 26, 2004.
     The following table summarizes information about stock options outstanding at December 26, 2004:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life in	Exercise	Number	Exercise
Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$20.00 – $31.00	233,899	4.5	$27.10	173,759	$26.70
$32.00 – $44.00	1,040,912	6.8	$39.53	713,709	$39.97
$45.00 – $57.00	1,077,138	8.2	$49.23	393,081	$49.09

Note 12 —	Income taxes
     The following table summarizes the components of the provision for income taxes from continuing operations:

	2004	2003	2002

Current:
Federal	$5,449	$14,582	$27,516
State	1,573	2,218	2,725
Foreign	10,659	13,736	14,248
Deferred:
Federal	(9,872)	10,982	2,213
State	(377)	941	190
Foreign	6,919	653	836

	$14,351	$43,112	$47,728

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes and minority interest:

	2004	2003	2002

United States	$21,937	$87,492	$93,981
Other	80,431	90,356	96,109

	$102,368	$177,848	$190,090

     Income taxes paid were $23,042, $22,040 and $36,879 in 2004, 2003 and 2002, respectively.
     Reconciliations between the statutory federal income tax rate and the effective income tax rate for 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Federal statutory rate	35.00%	35.0%	35.0%
Export sales benefit	(2.82)%	(1.57)%	(1.57)%
Foreign income taxes	(17.45)%	(9.32)%	(7.09)%
State taxes, net of federal benefit	1.00%	0.83%	0.93%
Other, net(1)	(1.71)%	(0.70)%	(2.16)%

	14.02%	24.24%	25.11%

(1)	For 2002, Other, net includes a reduction in the effective tax rate from favorable tax settlements of $3,100.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Significant components of the deferred tax assets and liabilities at year end were as follows:

	2004	2003

Deferred tax assets:
Accrued employee benefits	$13,831	$13,680
Tax loss carryforwards	81,095	20,722
Tax credit carryforwards	12,532	2,934
Pension	11,023	6,727
Inventories	6,291	1,881
Other	6,526	3,620
Valuation allowances	(22,743)	(15,432)

Total deferred tax assets	108,555	34,132

Deferred tax liabilities:
Depreciation	99,048	83,880
Amortization	13,852	9,925
Accrued expenses	6,692	7,275
Foreign exchange	9,377	6,953
Other	8,380	5,775

Total deferred tax liabilities	137,349	113,808

Net deferred tax liability	$28,794	$79,676

     At December 26, 2004, the cumulative unremitted earnings of subsidiaries outside the United States, for which no income or withholding taxes have been provided, approximated $351,832. Such earnings are expected to be reinvested indefinitely and as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
     Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future year. At December 26, 2004, the tax effect of such carry forwards approximated $70,884. Of this amount, $15,907 has no expiration date, $3,328 expires after 2004 but before the end of 2009 and $51,649 expires after 2009. A substantial amount of these loss carryforwards were acquired in an acquisition by the Company in 2004. Therefore, the utilization of these tax attributes is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code. It is not expected that this annual limitation will prevent the Company from utilizing its carryforwards. The determination of state net operating loss carryforwards are dependent upon the U.S. subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of such carryforward.
     The Company has recognized a valuation allowance of $22,743 and $15,432 for 2004 and 2003, respectively, related to state net operating loss carryforwards since management has not concluded that the results of future operations will generate sufficient taxable income to realize the deferred tax assets related to those carryforwards.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Pension and other postretirement benefits
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
     Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension			Other Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$4,432	$5,107	$4,618	$231	$347	$324
Interest cost	9,401	8,406	8,330	1,283	1,567	1,584
Actual return on plan assets	(16,270)	(14,756)	5,347	—	—	—
Net amortization and deferral	8,298	7,187	(14,239)	439	634	612
Foreign plans	1,701	1,754	1,215	—	—	—
Curtailment charge	—	—	—	—	219	—

Net benefit cost	$7,562	$7,698	$5,271	$1,953	$2,767	$2,520

     The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.5%	7.0%	7.6%	6.5%	7.0%	7.7%
Rate of return	8.66%	8.68%	9.0%	—	—	—
Initial healthcare trend rate	—	—	—	8.0%	7.5%	7.5%
Ultimate healthcare trend rate	—	—	—	4.5%	4.5%	4.5%

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Summarized information on the Company’s pension and postretirement benefit plans, measured as of year end, and the net amount recognized on the consolidated balance sheet were as follows:

	Pension		Other Benefits

	2004	2003	2004	2003

Benefit obligations, beginning of year	$174,333	$134,690	$21,822	$26,980
Service cost	4,432	5,107	231	347
Interest cost	9,401	8,406	1,283	1,567
Amendments	(5,672)	60	—	(1,453)
Actuarial loss (gain)	21,679	19,150	1,541	(2,370)
Actuarial (gain) due to Medicare Part D legislation	—	—	(1,051)	—
Acquisitions	(883)	7,118	—	—
Currency translation	3,171	5,212	—	—
Benefits paid	(7,308)	(7,164)	(1,842)	(1,806)
Curtailments	—	—	—	(1,443)
Foreign plans	1,701	1,754	—	—

Benefit obligation, end of year	$200,854	$174,333	$21,984	$21,822

Fair value of plan assets, beginning of year	$111,402	$86,651	$—	$—
Actual return on plan assets	16,269	14,756	—	—
Acquisitions	—	9,491	—	—
Contributions	10,884	6,463	—	—
Benefits paid	(7,276)	(7,164)	—	—
Currency translation	999	1,205	—	—

Fair value of plan assets, end of year	$132,278	$111,402	$—	$—

Funded status	$(68,576)	$(62,931)	$(21,984)	$(21,822)
Unrecognized transition (asset) obligation	(229)	(385)	1,814	2,261
Unrecognized net actuarial loss	46,331	32,555	6,040	5,564
Unrecognized prior service cost	(3,854)	1,515	(130)	(152)

Net amount recognized	$(26,328)	$(29,246)	$(14,260)	$(14,149)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(49,796)	$(45,282)	$(14,260)	$(14,149)
Intangible asset	2,529	2,722	—	—
Accumulated other comprehensive income	20,939	13,314	—	—

Net amount recognized	$(26,328)	$(29,246)	$(14,260)	$(14,149)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The weighted average assumptions for U.S. and foreign plans used in determining benefit obligations as of year end:

	Pension		Other Benefits

	2004	2003	2004	2003

Discount rate	5.77%	6.5%	5.75%	6.5%
Expected return on plan assets	8.55%	8.68%	—	—
Rate of compensation increase	3.1%	4.0%	—	—
Initial healthcare trend rate	—	—	7.1%	8.0%
Ultimate healthcare trend rate	—	—	4.5%	4.5%
     Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $1,796 and would increase the 2004 benefit expense by $130. Decreasing the trend rate by 1% would decrease the benefit obligation by $1,551 and would decrease the 2004 benefit expense by $110.
     The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $186,302 and $157,222 for 2004 and 2003, respectively.
     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. and foreign plans with accumulated benefit obligations in excess of plan assets were $197,845, $184,514 and $129,441, respectively for 2004 and $170,591, $155,567, and $109,034, respectively for 2003.
     The change in the weighted average discount rate on U.S. and foreign plans from 6.5% to 5.77% for the year ended 2004 resulted in an increase of $23,750 to the defined benefit obligation for U.S. and foreign plans. This amount is included in the 2004 actuarial losses in the table above.
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
     The plan asset allocations for U.S. and foreign plans are as follows:

		% of Assets
	Target
	Allocation	2004	2003

Equity securities	60%	68%	68%
Debt securities	30%	18%	16%
Real estate	10%	14%	16%

	100%	100%	100%

     The Company’s contributions to U.S. and foreign pension plans during 2005 are expected to be in the range of $7 million to $9 million. Contributions to postretirement healthcare plans during 2005 are expected to be approximately $2 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter is as follows:

	Pension	Other Benefits

2005	$7,345	$1,795
2006	7,606	1,720
2007	7,057	1,734
2008	8,695	1,740
2009	9,286	1,741
Years 2010 — 2014	58,539	8,720
     The Company maintains a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. The Company partially matches employee contributions. Costs related to these plans were $11,085, $8,382 and $7,868 for 2004, 2003 and 2002, respectively.

Note 14 —	Commitments and contingent liabilities
     Product warranty liability: The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for 2004:

Balance — December 28, 2003	$6,960
Accrued for warranties issued in 2004	8,673
Settlements (cash and in kind)	(8,814)
Accruals related to pre-existing warranties	2,563
Effect of acquisitions and translation	321

Balance — December 26, 2004	$9,703

     Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the Company has residual value guarantees in the amount of $10,987 at December 26, 2004. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At December 26, 2004, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are as follows:

2005	$40,725
2006	31,265
2007	26,230
2008	21,919
2009	18,071
     Net rental expense under operating leases was $47,130, $37,785 and $36,347 in 2004, 2003 and 2002, respectively.
     Accounts receivable securitization program: The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. These notes are secured by a 364-day liquidity facility provided by a bank. The assets of the special purpose entity are not available to satisfy the obligations of the Company. At December 26, 2004, $40,000 was recorded in notes payable under this program.
     Environmental: The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), often referred to as Superfund, the U.S. Resource Conservation and Recovery Act (“RCRA”) and similar state laws. These laws require the Company to undertake certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.
     Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 26, 2004, the Company’s consolidated balance sheet included an accrued liability of $4,338 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of December 26, 2004. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.
     Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.
     In February 2001, Go Medical Industries, Pty, Ltd. and its owner Dr. Alexander O’Neil filed a trademark infringement action against the Company’s subsidiary Rüsch Inc. and Medical Marketing Group, Inc. in the

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. District Court for the Northern District of Georgia. The suit alleges that Rüsch’s manufacture and sale of a catheter infringed upon a common law trademark held by the plaintiffs. A jury verdict in the amount of $2,600 as “reasonable royalty” and an additional $32,200 as “unjust enrichment.” was rendered against Rüsch in February 2004. In 2005, the trial judge entered an order rejecting the jury award against Rüsch. In February 2005, the plaintiff filed a notice of its intent to appeal this decision. The Company cannot predict whether the appeal will be successful or whether any judgment against Rüsch will be awarded. Accordingly, no accrual has been recorded in the Company’s consolidated financial statements.
     Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Note 15 —	Business segments and other information
     The Company has determined that its reportable segments are Commercial, Medical and Aerospace. This assessment reflects the aggregation of businesses which have similar products and services, manufacturing processes, and to a lesser extent, customers and distribution channels, and is consistent with both internal management reporting and resource and budgetary allocations.
     The Commercial Segment principally designs, manufactures and distributes engineered products in the technical areas of driver control, motion control, power and vehicle management and fluid management. The Company’s products are used by a wide range of markets including the passenger and light truck, marine, recreational, mobile power equipment, military, agricultural and construction vehicle, truck and bus and various other industrial equipment sectors.
     The Medical Segment businesses develop, manufacture and distribute disposable medical products, surgical instruments and medical devices, and specialty devices that support health-care providers and medical equipment manufacturers. The Company’s products are largely sold and distributed to hospitals and health-care providers in a range of clinical settings.
     The Aerospace Segment businesses develop and provide repair products and services for flight and ground-based turbine engines, manufacture and distribute precision-machined components, design, manufacture and market cargo-handling systems and provide advanced surface treatments to commercial aviation, military, power generation and industrial markets worldwide.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Information about continuing operations by business segment is as follows:

	2004	2003	2002

Segment data:
Commercial	$1,200,848	$1,089,544	$972,130
Medical	746,195	534,711	448,677
Aerospace	538,335	528,600	542,055

Revenues	2,485,378	2,152,855	1,962,862

Commercial	105,665	111,453	101,259
Medical	117,165	85,355	72,313
Aerospace	(6,254)	9,239	34,176

Operating profit(1)	216,576	206,047	207,748
Corporate expenses	31,888	21,464	18,904
Gains from sale of assets and net insurance proceeds	(2,733)	(3,068)	(10,085)
Restructuring costs	67,618	—	—
Minority interest	(19,683)	(16,534)	(16,184)

Income from continuing operations before interest, taxes and minority interest	$139,486	$204,185	$215,113

Identifiable assets:
Commercial	$917,222	$893,459	$699,605
Medical	1,091,123	569,813	499,717
Aerospace	386,367	458,677	447,635
Corporate(2)	185,340	116,808	118,773

	$2,580,052	$2,038,757	$1,765,730

Capital expenditures:
Commercial	$28,004	$41,460	$36,629
Medical	14,267	15,475	18,637
Aerospace	11,427	20,886	24,586
Corporate	1,884	2,564	720

	$55,582	$80,385	$80,572

Depreciation and amortization expense:
Commercial	$46,296	$43,776	$39,963
Medical	37,698	25,126	22,951
Aerospace	28,127	27,845	27,533
Corporate	2,474	1,864	1,712

	$114,595	$98,611	$92,159

(1)	Segment operating profit is defined as a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest. Corporate expenses, net gains from asset sales and net insurance proceeds, restructuring costs, interest expense and taxes on income are excluded from the measure.

(2)	Identifiable corporate assets include cash, investments in unconsolidated entities, property, plant and equipment and deferred tax assets primarily related to pension and retiree medical plans.
     Information about continuing operations in different geographic areas is as follows:

	2004	2003	2002

Revenues (based on business unit location):
United States	$1,137,442	$1,064,763	$1,074,559
Other Americas	272,523	206,230	147,762
Germany	285,065	242,925	206,673
Other Europe	576,947	438,449	360,911
Asia/Australia	213,401	200,488	172,957

	$2,485,378	$2,152,855	$1,962,862

Net property, plant and equipment:
United States	$299,951	$313,822	$316,759
Other Americas	37,236	40,025	24,324
Germany	91,597	100,769	85,521
Other Europe	103,441	106,159	88,478
Asia/Australia	52,027	51,543	49,570

	$584,252	$612,318	$564,652

Note 16 —	Discontinued operations
     As part of the restructuring and divestiture program approved by the Company’s Board of Directors and initiated during the fourth quarter 2004, the Company adopted a plan to sell its Tier 1 automotive pedal systems business. The Company is actively marketing the business and selectively reviewing alternatives, while it continues to serve its Tier 1 automotive customers and provide appropriate transition. The Tier 1 automotive pedal systems business is a supplier of custom engineered power adjustable pedals and electronic throttle control and standard mechanical pedals. For financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations. The accompanying consolidated financial statements have been reclassified to reflect this presentation.
     During the fourth quarter of 2004, the Company recognized a loss of $50,531 based upon a write-down of the automotive pedal systems business from its carrying value to the estimated fair value of the business less costs to sell. $44,466 of the write-down applied to long-lived assets, consisting primarily of machinery and equipment. The charge is included in operating loss from discontinued operations.
     Revenues of discontinued operations for 2004, 2003 and 2002 were $133,000, $129,580 and $113,367, respectively. Operating losses from discontinued operations for 2004, 2003 and 2002 were $73,028, $9,823 and $1,418, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
      The discontinued operations components of the amounts reflected in the consolidated balance sheets are as follows:

	2004	2003

Assets of discontinued operations:
Accounts receivable, net	$32,551	$24,516
Inventories	13,020	14,546
Prepaid expenses	702	7,166
Property, plant and equipment	8,099	55,301
Goodwill	—	4,368
Intangibles and other assets	—	80
Investments in affiliates	12	11

Total assets of discontinued operations	$54,384	$105,988

Liabilities of discontinued operations:
Notes payable	$233	$370
Accounts payable	16,088	20,896
Accrued expenses	6,223	5,610
Long-term borrowings	18	247
Deferred income taxes and other	5,249	5,419

Total liabilities of discontinued operations	$27,811	$32,542

Note 17 —	Subsequent event
     On February 28, 2005, the Company completed the sale of the residual elements of its surface-engineering/specialty coatings business. The Company anticipates recording a gain on the sale of $28-$32 million in the first quarter of 2005.

Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share)
2004:
Revenues(1)	$600,537	$616,981	$598,229	$669,631
Gross profit(1)	166,515	172,352	176,110	183,824
Income (loss) from continuing operations before interest, taxes and minority interest (2)	53,910	61,576	46,942	(22,942)
Income (loss) from continuing operations	31,688	36,672	24,254	(24,280)
Loss from discontinued operations	(2,216)	(2,507)	(6,761)	(47,333)
Net income (loss)	29,472	34,165	17,493	(71,613)
Earnings (losses) per share — basic(3) :
Income (loss) from continuing operations	$0.80	$0.91	$0.60	$(0.60)
Loss from discontinued operations	(0.06)	(0.06)	(0.17)	(1.17)

Net income (loss)	$0.74	$0.85	$0.43	$(1.77)

Earnings (losses) per share — diluted(3) :
Income (loss) from continuing operations	$0.78	$0.90	$0.60	$(0.60)
Loss from discontinued operations	(0.05)	(0.06)	(0.17)	(1.17)

Net income (loss)	$0.73	$0.84	$0.43	$(1.77)

2003:
Revenues(1)	$513,733	$546,343	$523,636	$569,143
Gross profit(1)	139,194	151,957	140,093	162,829
Income from continuing operations before interest, taxes and minority interest(2)	52,202	56,728	39,190	56,065
Income from continuing operations	29,677	32,574	21,489	34,462
Loss from discontinued operations	(436)	(739)	(3,267)	(4,657)
Net income	29,241	31,835	18,222	29,805
Earnings per share — basic(3):
Income from continuing operations	$0.75	$0.83	$0.54	$0.87
Loss from discontinued operations	(0.01)	(0.02)	(0.08)	(0.12)

Net income	$0.74	$0.81	$0.46	$0.75

Earnings per share — diluted(3):
Income from continuing operations	$0.75	$0.82	$0.53	$0.86
Loss from discontinued operations	(0.01)	(0.02)	(0.08)	(0.12)

Net income	$0.74	$0.80	$0.45	$0.74

(1)	Amounts exclude the impact of the automotive pedal systems business, which has been presented in the Company’s consolidated financial results as a discontinued operation.

(2)	Amounts include certain reclassifications of previous quarters for comparative purposes. See Note 2 for further discussion. Minority interest totaled $4,236, $4,900, $4,564 and $5,983 for the first, second, third and fourth quarters of 2004, respectively, and totaled $3,789, $4,529, $3,757 and $4,459 for the first, second, third and fourth quarters of 2003, respectively.

(3)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Doubtful		Balance at
	Beginning	Charged to	Accounts	Translation	End of
	of Year	Income	Written Off	and Other	Year

December 26, 2004	$9,273	$3,726	$(3,697)	$1,994	$11,296
December 28, 2003	$9,955	$3,099	$(4,314)	$533	$9,273
December 29, 2002	$8,791	$3,865	$(3,328)	$627	$9,955

INDEX TO EXHIBITS
     The following exhibits are filed as part of, or incorporated by referenced into, this report:

Exhibit No.	Description

*3(a)	—	Articles of Incorporation of the Company (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated herein by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated herein by reference to Exhibit 3(a) of the Company’s Form 10-K for the year ended December 27, 1998.
*(b)	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3(b) of the Company’s Form 10-K for the year ended December 28, 1987).

*4	—	Shareholders’ Rights Plan of the Company (incorporated herein by reference to the Company’s Form 8-K dated December 7, 1998).

*10(a)	—	1990 Stock Compensation Plan (incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 incorporated by reference to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 28, 1997. As subsequently amended and restated on Form S-8 (Registration No. 333-59814) which is herein incorporated by reference).

*(b)	—	Salaried Employees’ Pension Plan, as amended and restated in its entirety, effective July 1, 1989 and the retirement income plan as amended and restated in its entirety effective January 1, 1994 and related Trust Agreements, dated July 1, 1994 (incorporated by reference to the Company’s Form 10-K for the year ended December 25, 1994).

+*(c)	—	Description of deferred compensation arrangement between the Company and its Chairman, L. K. Black (incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders).

*(d)	—	Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 1995, and amended and restated on Form S-8 (Registration No. 333-77601) (incorporated by reference to Exhibit 10(f) of the Company’s Form 10-K for the year ended December 27, 1998).

+*(e)	—	Information on the Company’s Profit Participation Plan, insurance arrangements with certain officers and deferred compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and compensation arrangements with directors (incorporated by reference to the Company’s definitive Proxy Statement for the 2002, 2003 and 2004 Annual Meeting of Shareholders).

*(f)	—	Voluntary Investment Plan of the Company (incorporated by reference to Exhibit 28 of the Company’s registration statement on Form S-8 (Registration No. 2-98715), as amended and revised on Form S-8 (Registration No. 333-101005), filed November 5, 2002).

*(g)	—	2000 Stock Compensation Plan (incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).

*(h)	—	Global Employee Stock Purchase Plan of the Company (incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 333-41654) filed on July 18, 2000).

+(i)	—	Letter Agreement, dated as of July 2, 2004, between the Company and Martin S. Headley.

+(j)	—	Letter Agreement, dated as of September 23, 2004, between the Company and Laurence G. Miller.

+(k)	—	Employment, Retirement and Consulting Agreement, dated as of November 1, 2004, between the Company and Steven K. Chance.

Exhibit No.	Description

+*(l)	—	Agreement, dated as of March 7, 2005, between the Company and John J. Sickler (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on March 9, 2005).

*14	—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).

21	—	Subsidiaries of the Company.

23	—	Consent of Independent Registered Public Accounting Firm.

31(a)	—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	—	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	—	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.