Form 10-Q
period 2005-03-27
TELEFLEX INC
filed 2005-04-29
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One) ☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(610) 948-5100

(Registrant’s telephone number, including area code)
(None)
_____________________________________________________________________________
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
Yes     ☑                              No     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes     ☑                              No     ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of April 22, 2005:

Common Stock, $1.00 Par Value (Title of each class)	40,680,920 (Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 27, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(Dollars and shares in
	thousands, except per
	share)
Revenues	$626,029	$579,689
Materials, labor and other product costs	452,054	415,299

Gross profit	173,975	164,390
Selling, engineering and administrative expenses	116,390	110,770
Restructuring costs	7,294	—

Income from continuing operations before interest, taxes and minority interest	50,291	53,620
Interest expense, net	11,088	6,775

Income from continuing operations before taxes and minority interest	39,203	46,845
Taxes on income from continuing operations	9,526	11,138

Income from continuing operations before minority interest	29,677	35,707
Minority interest in consolidated subsidiaries	4,698	4,112

Income from continuing operations	24,979	31,595

Operating income (loss) from discontinued operations (including gain on disposal of $34,434 and $0, respectively)	21,178	(1,800)
Taxes on income (loss) from discontinued operations	7,431	323

Income (loss) from discontinued operations	13,747	(2,123)

Net income	$38,726	$29,472

Earnings per share:
Basic:
Income from continuing operations	$0.62	$0.79
Income (loss) from discontinued operations	$0.34	$(0.05)

Net income	$0.96	$0.74

Diluted:
Income from continuing operations	$0.61	$0.78
Income (loss) from discontinued operations	$0.34	$(0.05)

Net income	$0.95	$0.73

Dividends per share	$0.22	$0.20
Weighted average common shares outstanding:
Basic	40,453	39,990
Diluted	40,699	40,457
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27,	December 26,
	2005	2004

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$165,406	$115,955
Accounts receivable, net	488,194	514,179
Inventories	422,908	431,399
Prepaid expenses	39,283	32,525
Assets of discontinued operations	48,131	54,384

Total current assets	1,163,922	1,148,442

Property, plant and equipment, net	527,107	584,252
Goodwill	517,927	524,134
Intangibles and other assets	234,431	244,859
Investments in affiliates	23,756	24,194
Deferred tax assets	102,863	108,555

Total assets	$2,570,006	$2,634,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$57,612	$101,856
Accounts payable	191,355	183,700
Accrued expenses	196,831	210,027
Income taxes payable	15,274	11,853
Liabilities of discontinued operations	24,719	27,811

Total current liabilities	485,791	535,247
Long-term borrowings	654,090	685,912
Deferred tax liabilities	136,442	137,349
Other liabilities	100,299	100,717

Total liabilities	1,376,622	1,459,225
Minority interest in equity of consolidated subsidiaries	62,100	65,478
Commitments and contingencies
Shareholders’ equity	1,131,284	1,109,733

Total liabilities and shareholders’ equity	$2,570,006	$2,634,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$38,726	$29,472
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(13,747)	2,123
Depreciation expense	21,755	22,583
Amortization expense of intangible assets	3,785	2,485
Amortization expense of deferred financing costs	234	—
Impairment of long-lived assets	2,388	—
Minority interest in consolidated subsidiaries	4,698	4,112
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,610	(41,918)
Inventories	(2,359)	(9,175)
Prepaid expenses	(5,667)	3,046
Accounts payable and accrued expenses	2,451	(249)
Income taxes payable and deferred income taxes	2,482	4,364

Net cash provided by operating activities	59,356	16,843

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	16,000	—
Reduction in long-term borrowings	(40,411)	(4,851)
Increase (decrease) in notes payable and current borrowings	(43,575)	7,037
Proceeds from stock compensation plans	5,080	10,168
Dividends	(8,918)	(8,000)

Net cash provided by (used in) financing activities	(71,824)	4,354

Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(13,503)	(14,557)
Proceeds from sale of businesses and assets	86,920	—
Investments in affiliates	96	(476)
Other	(2,948)	335

Net cash provided by (used in) investing activities	70,565	(14,698)

Net cash used in discontinued operations	(8,646)	(181)

Net increase in cash and cash equivalents	49,451	6,318
Cash and cash equivalents at the beginning of the period	115,955	56,580

Cash and cash equivalents at the end of the period	$165,406	$62,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share)

Note 1 —	Basis of presentation/ accounting policies
      Teleflex Incorporated (the “Company”) is a diversified industrial company specializing in the design, manufacture and distribution of specialty-engineered products. The Company serves a wide range of customers in niche segments of the commercial, medical and aerospace industries. The Company’s products include: driver controls, motion controls, power and vehicle management systems and fluid management systems for commercial industries; disposable medical products, surgical instruments, medical devices and specialty devices for hospitals and health-care providers; and repair products and services, precision-machined components and cargo-handling systems for commercial and military aviation as well as other industrial markets.
      The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
      The accompanying financial information is unaudited; however, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the financial position, results of operations and cash flows for the periods reported have been included. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.
      This quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2005.
      Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period.
      Stock-based compensation: Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options and restricted stock issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma net income and earnings per share for the three months ended March 27, 2005 and March 28, 2004 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended

	March 27,	March 28.
	2005	2004

Net income, as reported	$38,726	$29,472
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $640 and $886, respectively	(902)	(1,248)

Pro forma net income	$37,824	$28,224

Earnings per share — basic:
Net income per share, as reported	$0.96	$0.74
Pro forma net income per share	$0.94	$0.71
Earnings per share — diluted:
Net income per share, as reported	$0.95	$0.73
Pro forma net income per share	$0.93	$0.70
      The fair value for options granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended

	March 27,	March 28,
	2005	2004

Risk-free interest rate	4.1%	2.8%
Expected life of option	4.6 yrs.	4.6 yrs.
Expected dividend yield	1.7%	1.6%
Expected volatility	24.4%	24.3%
      Variable interest entities: Following the consolidation of certain variable interest entities, the Company has determined that it is appropriate to separately identify and reclassify for all periods presented minority interest and minority interest in equity for all of its consolidated, but not wholly-owned, subsidiaries. The minority interest in consolidated subsidiaries previously included within selling, engineering and administrative expenses totaled $4,112 for the three months ended March 28, 2004. This reclassification has no impact on previously reported net income.

Note 2 —	New accounting standards
      Medicare prescription drug costs: On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company sponsors medical programs for certain of its U.S. retirees. In April 2004, the FASB issued Staff Position (“FSP”) No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. FSP No. FAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company adopted this provision during 2004 and it did not have a material impact on the Company’s financial position, results of operations or cash flows. On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released the final regulations (the “Regulations”) implementing the Act. Generally, the Regulations are expected to cause more retiree health programs (or subgroups within such programs) to meet the Act’s actuarial equivalence standard (or to result in more years of expected actuarial equivalence) than had originally been expected when

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Act was passed. The Company does not expect the Regulations to have a material impact on the Company’s financial position, results of operations or cash flows.
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
      Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the statement of income. The statement also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. SFAS No. 123(R) was previously effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the statement will now be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of Statement 123(R) on the Company’s financial position, results of operations and cash flows.
      Conditional Asset Retirement Obligations: In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provisions of FIN No. 47 are effective for fiscal years ending after December 15, 2005. The Company does not expect the provisions of this interpretation to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 —	Acquisitions

Acquisition of Hudson Respiratory Care, Inc.
      In connection with the acquisition of Hudson Respiratory Care Inc. (“HudsonRCI”) in July 2004, the Company formulated a plan related to the future integration of the acquired entity. The integration activities began during the due diligence process and are expected to be completed no later than twelve months after the

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at the date of acquisition, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Set forth below is a reconciliation of the Company’s future integration cost accrual:

	Involuntary Employee	Facility Closure and
	Termination Benefits	Restructuring Costs	Total

Balance at December 26, 2004	$9,667	$5,585	$15,252
Costs incurred	(421)	(856)	(1,277)

Balance at March 27, 2005	$9,246	$4,729	$13,975

Note 4 —	Restructuring
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
      Certain costs associated with the restructuring and divestiture program are not included in restructuring costs. All inventory adjustments that resulted from the restructuring and divestiture program during the first quarter of 2005 are included in materials, labor and other product costs and totaled $2,000, which related to the Company’s Aerospace Segment.
      For the three months ended March 27, 2005, the charges, including changes in estimates, associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	Commercial	Medical	Aerospace	Total

Termination benefits	$873	$2,446	$450	$3,769
Contract termination costs	(531)	458	—	(73)
Asset impairments	—	490	1,898	2,388
Other restructuring costs	111	812	287	1,210

	$453	$4,206	$2,635	$7,294

      Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring and divestiture program. Contract termination costs relate to the termination of a lease in conjunction with the consolidation of facilities in the Company’s Medical Segment and also include a $531 reduction in the estimated cost associated with a lease termination in conjunction with the consolidation of manufacturing facilities in the Company’s Commercial Segment. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities. Other restructuring costs include expenses which are directly attributable to the restructuring and divestiture program.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 27, 2005, the Company expects to incur the following future restructuring costs in its Commercial, Medical and Aerospace segments over the next 5 quarters:

	Commercial	Medical	Aerospace

Termination benefits	$600 - 1,700	$25,000 - 27,300	$300 - 800
Contract termination costs	0 - 100	3,500 - 5,000	750 - 1,250
Other restructuring costs	2,400 - 3,400	11,000 - 12,000	2,000 - 2,500

	$3,000 - 5,200	$39,500 - 44,300	$3,050 - 4,550

      At March 27, 2005, the accrued liability associated with the restructuring and divestiture program consisted of the following:

		Subsequent
	Balance at	Accruals and		Balance at	Due
	December 26,	Changes in		March 27,	Within	Due After
	2004	Estimates	Payments	2005	12 Months	12 Months

Termination benefits	$15,014	$3,769	$(3,966)	$14,817	$14,817	$—
Contract termination costs	3,075	(73)	(1,721)	1,281	1,242	39
Other restructuring costs	228	1,210	(1,028)	410	410	—

	$18,317	$4,906	$(6,715)	$16,508	$16,469	$39

Note 5 —	Inventories
      Inventories consisted of the following:

	March 27,	December 26,
	2005	2004

Raw materials	$185,700	$185,279
Work-in-process	75,319	74,759
Finished goods	161,889	171,361

	$422,908	$431,399

Note 6 —	Goodwill and other intangible assets
      Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 27, 2005 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill at December 26, 2004	$107,953	$405,031	$11,150	$524,134
Dispositions	(403)	—	(3,852)	(4,255)
Translation adjustment	(851)	(1,101)	—	(1,952)

Goodwill at March 27, 2005	$106,699	$403,930	$7,298	$517,927

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization

	March 27,	December 26,	March 27,	December 26,
	2005	2004	2005	2004

Customer lists	$80,037	$79,997	$9,171	$7,526
Intellectual property	57,995	58,258	19,653	18,474
Distribution rights	37,529	38,599	15,234	14,669
Trade names	85,469	85,471	—	—

	$261,030	$262,325	$44,058	$40,669

      Amortization expense related to intangible assets was $3,785, and $2,485 for the three months ended March 27, 2005 and March 28, 2004, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2005	$14,200
2006	13,400
2007	12,800
2008	12,600
2009	11,600

Note 7 —	Earnings per share
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

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(Shares in thousands)
Basic	40,453	39,990
Dilutive shares assumed issued	246	467

Diluted	40,699	40,457

      Weighted average stock options (in thousands) of 560 and 411 were antidilutive and therefore not included in the calculation of earnings per share for three months ended March 27, 2005 and March 28, 2004, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Comprehensive income
      The following table summarizes the components of comprehensive income:

	Three Months Ended

	March 27,	March 28,
	2005	2004

Net income	$38,726	$29,472
Financial instruments marked to market	(883)	(886)
Cumulative translation adjustment	(12,483)	(5,916)

Comprehensive income	$25,360	$22,670

Note 9 —	Common shares

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(Shares in thousands)
Common shares, beginning of period	40,424	39,795
Shares issued under compensation plans	204	320

Common shares, end of period	40,628	40,115

Note 10 —	Pension and other postretirement benefits
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
      Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits
	Three Months Ended		Three Months Ended

	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004

Service cost	$1,247	$1,165	$64	$94
Interest cost	2,572	2,443	356	534
Expected return on plan assets	(2,947)	(2,465)	—	—
Net amortization and deferral	513	392	122	208
Foreign plans	601	434	—	—

Net benefit cost	$1,986	$1,969	$542	$836

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Commitments and contingent liabilities
      Product warranty liability: The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the three months ended March 27, 2005:

Balance — December 26, 2004	$9,703
Accrued for warranties issued in 2005	2,003
Settlements (cash and in kind)	(1,492)
Accruals related to pre-existing warranties	(14)
Effect of dispositions and translation	(159)

Balance — March 27, 2005	$10,041

      Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the Company had residual value guarantees in the amount of $10,025 at March 27, 2005. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At March 27, 2005, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.
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
      During the three months ended March 27, 2005, the Company amended the securitization program agreement. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program now qualify as sales of receivables and accordingly, $10,017 of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet as of March 27, 2005.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 27, 2005, the Company’s condensed consolidated balance sheet included an accrued liability of $4,581 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of March 27, 2005. The time-frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
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
      In February 2004, a jury verdict of $34,800 was rendered against the Company’s subsidiary Rüsch Inc. in a trademark infringement action filed by Go Medical Industries, Pty, Ltd. and its owner Dr. Alexander O’Neil in the U.S. District Court for the Northern District of Georgia. In 2005, the trial judge entered an order rejecting the jury award against Rüsch. In February 2005, both parties filed notice to appeal this decision. The Company cannot predict whether the appeal will be successful or whether any judgment against Rüsch will be awarded. Accordingly, no accrual has been recorded in the Company’s condensed consolidated financial statements.
      Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Business segment information
      Information about continuing operations by business segment is as follows:

	Three Months Ended

	March 27,	March 28,
	2005	2004

Segment data:
Commercial	$303,808	$313,347
Medical	212,330	150,600
Aerospace	109,891	115,742

Revenues	626,029	579,689

Commercial	24,817	31,716
Medical	33,062	22,906
Aerospace	1,963	1,447

Operating profit(1)	59,842	56,069
Corporate expenses	6,955	6,561
Restructuring costs	7,294	—
Minority interest	(4,698)	(4,112)

Income from continuing operations before interest, taxes and minority interest	$50,291	$53,620

(1)	Segment operating profit is defined as a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Corporate expenses, restructuring costs, interest expense and taxes on income are excluded from the measure.
Note 13 — Discontinued operations
      On February 28, 2005, the Company completed the sale of Sermatech International, a surface-engineering/specialty coatings business, and recorded a pre-tax gain on the sale of $34,434. For financial statement purposes, the results of operations of this business have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated statements of income as a discontinued operation. The accompanying condensed consolidated statements of income have been reclassified to reflect this presentation.
      During the first quarter of 2005, the Company recognized a $12,874 reduction in the carrying value of its Tier 1 automotive pedal systems business to the estimated fair value of the business less costs to sell.
      Revenues of discontinued operations for the three months ended March 27, 2005 and March 28, 2004 were $53,206 and $58,316, respectively. Operating income (loss) from discontinued operations for the three months ended March 27, 2005 and March 28, 2004 was $21,178 and $(1,800), respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
      The discontinued operations components of the amounts reflected in the condensed consolidated balance sheets are as follows:

	March 27,	December 26,
	2005	2004

Assets of discontinued operations:
Accounts receivable, net	$35,940	$32,551
Inventories	11,051	13,020
Property, plant and equipment	—	8,099
Other	1,140	714

Total assets of discontinued operations	$48,131	$54,384

Liabilities of discontinued operations:
Accounts payable	$14,410	$16,088
Accrued expenses	4,938	6,223
Deferred income taxes and other	5,371	5,500

Total liabilities of discontinued operations	$24,719	$27,811

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring and divestiture program; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as interest rates. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.
Overview
      We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. During the quarter, our results were affected by the contribution from the third quarter 2004 acquisition of Hudson Respiratory Care Inc., or HudsonRCI, a leading provider of disposable medical products for respiratory care and anesthesia. Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core revenue growth in the first quarter of 2005 as compared to 2004, excluding the impacts of currency, acquisitions and divestitures, was 3%.
      During the first quarter of 2005, we reported additional product and business line divestitures associated with our ongoing portfolio review program. On February 28, 2005, we completed the sale of Sermatech International, a surface-engineering/specialty coatings business, and recorded a gain on the sale of $34.4 million. For the first quarter of 2005 and comparable periods, the Sermatech business has been presented in our condensed consolidated statements of income as a discontinued operation. It was previously reported as part of our Aerospace Segment. In January and February 2005, we also completed the sale of two small product lines in our Medical Segment and an industrial cables business in our Commercial Segment.
      During the fourth quarter of 2004, we announced and commenced implementation of our restructuring and divestiture program designed to improve future operating performance and position us for earnings growth in the years ahead. The planned actions include exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges associated with the restructuring and divestiture program for continuing operations during the first quarter of 2005 totaled $9.3 million and included restructuring costs of $7.3 million, of which 6% was Commercial, 58% Medical and 36% Aerospace, and inventory adjustments of $2.0 million, which related to our Aerospace Segment.
      During 2004, we adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result, beginning with the third quarter of 2004, we consolidated four small entities which had previously not been consolidated. These entities are reported in our Medical and Commercial segments. We also determined that it is appropriate to separately identify and reclassify for all periods presented minority interest for all of our consolidated, but not wholly-owned, subsidiaries. The minority interest in consolidated subsidiaries previously included within selling, engineering and administrative expenses totaled $4.1 million for the first quarter of 2004. This reclassification had no impact on previously reported net income.
Results of Operations
      Discussion of growth from acquisitions reflects the impact of a purchased company up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year and the comparable activity of divested companies within the most recent twelve-month period. The following comparisons exclude the impact of the automotive pedal systems and Sermatech International businesses, which have been presented in our condensed consolidated financial results as discontinued operations.

Comparison of the three months ended March 27, 2005 and March 28, 2004
      Revenues increased 8% in the first quarter of 2005 to $626.0 million from $579.7 million in the first quarter of 2004. This increase was due to increases of 3% from core growth, 2% from acquisitions, net of dispositions, 2% from currency and 1% from the consolidation of variable interest entities. The Commercial, Medical and Aerospace segments comprised 48%, 34% and 18% of our revenues, respectively.
      Materials, labor and other product costs as a percentage of revenues increased to 72.2% in the first quarter of 2005 compared to 71.6% in the first quarter of 2004. The increase was due primarily to certain inventory adjustments resulting from the restructuring and divestiture program and increases in raw material commodity prices, most notably in the Commercial and Medical segments. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues declined to 18.6% in the first quarter of 2005 compared with 19.1% in the first quarter of 2004 due primarily to declines in the Medical and Aerospace segments, tempered by an increase in the Commercial Segment.
      Interest expense increased in the first quarter of 2005 principally from higher acquisition related debt balances. The effective income tax rate was 24.3% in the first quarter of 2005 compared with 23.8% in the first quarter of 2004. The higher rate in the first quarter of 2005 was primarily the result of a higher proportion of income in the first quarter of 2005 earned in countries with relatively higher tax rates. Net income for the first quarter of 2005 was $38.7 million, an increase of 31% from the first quarter of 2004, due primarily to the gain on the sale of the Sermatech business. Diluted net earnings per share increased 30% to $0.95, and includes the cost of restructuring and discontinued operations.
      Minority interest in consolidated subsidiaries increased $0.6 million in the first quarter of 2005 due to increased profits from our entities that are not wholly-owned.
      Certain costs associated with our restructuring and divestiture program are not included in restructuring costs. All inventory adjustments that resulted from the restructuring and divestiture program during the first quarter of 2005 are included in materials, labor and other product costs and totaled $2.0 million, which related to our Aerospace Segment.
      For the first quarter of 2005, the charges, including changes in estimates, associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	Commercial	Medical	Aerospace	Total

	(Dollars in thousands)
Termination benefits	$873	$2,446	$450	$3,769
Contract termination costs	(531)	458	—	(73)
Asset impairments	—	490	1,898	2,388
Other restructuring costs	111	812	287	1,210

	$453	$4,206	$2,635	$7,294

      Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring and divestiture program. Contract termination costs relate to the termination of a lease in conjunction with the consolidation of facilities in our Medical Segment and also include a $0.5 million reduction in the estimated cost associated with a lease termination in conjunction with the consolidation of manufacturing facilities in our Commercial Segment. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities. Other restructuring costs include expenses which are directly attributable to the restructuring and divestiture program.
      As of March 27, 2005, we expect to incur the following future restructuring costs in our Commercial, Medical and Aerospace segments over the next 5 quarters:

	Commercial	Medical	Aerospace

(Dollars in thousands)
Termination benefits	$600 - 1,700	$25,000 - 27,300	$300 - 800
Contract termination costs	0 - 100	3,500 - 5,000	750 - 1,250
Other restructuring costs	2,400 - 3,400	11,000 - 12,000	2,000 - 2,500

	$3,000 - 5,200	$39,500 - 44,300	$3,050 - 4,550

Segment Reviews
      The following is a discussion of our segment operating results.

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

Comparison of the three months ended March 27, 2005 and March 28, 2004
      Commercial Segment revenues declined 3% in the first quarter of 2005 to $303.8 million from $313.3 million in the first quarter of 2004. The decline was due to a 10% decrease from dispositions, offset, in part, by increases of 5% from core growth and 2% from currency. The segment benefited from strength in sales of new products across marine and industrial OEM markets. However, a slow start for the marine aftermarket resulted in a slight decline in marine market revenues as compared with the prior year. Revenues from the Tier 1 automotive business decreased compared to the first quarter of 2004 principally as a result of the sale of an automotive cables business in the second quarter of 2004.
      Commercial Segment operating profit declined 22% in the first quarter of 2005 to $24.8 million from $31.7 million in the first quarter of 2004. This decline reflects the impact of divestitures in 2004, the impact of customer price reductions, material and other cost increases in the Tier 1 automotive business that began in the second quarter of 2004 and volume related contributions from marine markets. Operating profit as a percent of revenues declined to 8.2% in the first quarter of 2005 from 10.1% in the first quarter of 2004.

Medical
      Products in the Medical Segment generally are required to meet exacting standards of performance and have long product life cycles. Economic influences on revenues relate primarily to spending patterns in the worldwide medical devices and hospital supply market.

Comparison of the three months ended March 27, 2005 and March 28, 2004
      Medical Segment revenues increased 41% in the first quarter of 2005 to $212.3 million from $150.6 million in the first quarter of 2004. This increase was due to increases of 29% from acquisitions, net of dispositions, 7% from core growth, 3% from currency and 2% from the consolidation of variable interest entities. Medical Segment revenues increased primarily as a result of the increased sale of disposable medical products related to the third quarter 2004 acquisition of HudsonRCI, a provider of respiratory care products. Sales were especially strong for the disposable medical products business in Europe. Sales of surgical instruments and medical devices increased primarily as a result of new product sales and volume increases for specialty devices sold to medical device manufacturers.
      Medical Segment operating profit increased 44% in the first quarter of 2005 to $33.1 million from $22.9 million in the first quarter of 2004. This increase was driven largely by the HudsonRCI acquisition and improvements in the core business. Operating profit as a percent of revenues increased to 15.6% in the first quarter of 2005 from 15.2% in the first quarter of 2004.

Aerospace
      Products and services in the Aerospace Segment, many of which are proprietary, require a high degree of engineering sophistication and are often custom-designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and to demand for power generation.

Comparison of the three months ended March 27, 2005 and March 28, 2004
      Aerospace Segment revenues declined 5% in the first quarter of 2005 to $109.9 million from $115.7 million in the first quarter of 2004. Core growth in repair products and services and growth in sales of both narrow-body cargo loading systems and wide-body cargo system conversions were offset by the phase out of industrial gas turbine aftermarket services.
      Aerospace Segment operating profit increased 36% in the first quarter of 2005 to $2.0 million from $1.4 million in the first quarter of 2004. Precision-machined components contributed to the improvement as did a reduction in losses resulting from the exit of the industrial gas turbine aftermarket services. Operating profit as a percent of revenues increased to 1.8% in the first quarter of 2005 from 1.3% in the first quarter of 2004.
Liquidity and Capital Resources
      Operating activities provided net cash of approximately $59.4 million during the first quarter of 2005. Changes in our operating assets and liabilities during the first quarter of 2005 resulted in a net cash inflow of $1.5 million, the most significant of which were a decrease in accounts receivable and an increase in prepaid expenses. The decrease in accounts receivable was primarily due to improved cash collection practices and the sale of certain receivables under a non-recourse securitization program. The increase in prepaid expenses was due primarily to increased funding for claims associated with our insurance programs. Our financing activities during the first quarter of 2005 consisted primarily of the decrease in notes payable and current borrowings of $43.6 million and a reduction in long-term borrowings of $40.4 million, driven by improved operating cash flow, proceeds from the disposition of businesses and lower capital spending. Our investing activities during the first quarter of 2005 consisted primarily of proceeds from the sale of businesses and assets of $86.9 million. We had net cash used in discontinued operations of $8.6 million in the first quarter of 2005.

      The following table provides our net debt to total capital ratio:

	March 27,	December 26,
	2005	2004

	(Dollars in thousands)
Net debt includes:
Current borrowings	$57,612	$101,856
Long-term borrowings	654,090	685,912

Total debt	711,702	787,768
Less: Cash and cash equivalents	165,406	115,955

Net debt	$546,296	$671,813

Total capital includes:
Net debt	$546,296	$671,813
Shareholders’ equity	1,131,284	1,109,733

Total capital	$1,677,580	$1,781,546

Percent of net debt to total capital	33%	38%
      The decline in our percent of net debt to total capital for March 27, 2005 as compared to December 26, 2004 is primarily due to the receipt of proceeds from the sale of businesses and improved cash collections of accounts receivable.
      We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no significant changes in market risk for the quarter ended March 27, 2005. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004 filed with the Securities and Exchange Commission on March 9, 2005.

Item 4.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
      (b) Change in Internal Control over Financial Reporting
      No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
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
      In February 2004, a jury verdict of $34.8 million was rendered against our subsidiary Rüsch Inc. in a trademark infringement action filed by Go Medical Industries, Pty, Ltd. and its owner Dr. Alexander O’Neil in the U.S. District Court for the Northern District of Georgia. In 2005, the trial judge entered an order rejecting the jury award against Rüsch. In February 2005, both parties filed notice to appeal this decision. We cannot predict whether the appeal will be successful or whether any judgment against Rüsch will be awarded. Accordingly, no accrual has been recorded in our condensed consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our stockholders during the quarter ended March 27, 2005.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The following exhibits are filed as part of this report:

Exhibit No.		Description

31(a)	—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b)	—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	—	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	—	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ JEFFREY P. BLACK

Jeffrey P. Black
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MARTIN S. HEADLEY

Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JAMES V. AGNELLO

James V. Agnello
Controller and Chief Accounting Officer
(Principal Accounting Officer)
Dated: April 29, 2005