Form 10-Q
period 2005-06-26
TELEFLEX INC
filed 2005-07-27
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2005
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
Yes     ☑                              No     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes     ☑                              No     ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of July 20, 2005:

Common Stock, $1.00 Par Value (Title of each class)	40,840,371 (Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 26, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

	(Dollars and shares in thousands, except per share)
Revenues	$657,959	$593,111	$1,282,502	$1,171,243
Materials, labor and other product costs	467,441	423,466	917,946	837,131

Gross profit	190,518	169,645	364,556	334,112
Selling, engineering and administrative expenses	116,219	114,014	232,566	224,683
Gain on sales of businesses and assets	—	(5,083)	—	(5,083)
Restructuring costs	6,653	—	13,947	—

Income from continuing operations before interest, taxes and minority interest	67,646	60,714	118,043	114,512
Interest expense, net	10,565	6,145	21,653	12,920

Income from continuing operations before taxes and minority interest	57,081	54,569	96,390	101,592
Taxes on income from continuing operations	13,585	13,561	23,148	24,761

Income from continuing operations before minority interest	43,496	41,008	73,242	76,831
Minority interest in consolidated subsidiaries	5,181	4,764	9,879	8,876

Income from continuing operations	38,315	36,244	63,363	67,955

Operating income (loss) from discontinued operations (including gain on disposal of $1,687, $0, $36,121 and $0, respectively)	(13,708)	(2,354)	7,364	(4,332)
Taxes (benefit) on income (loss) from discontinued operations	(4,366)	(275)	3,028	(14)

Income (loss) from discontinued operations	(9,342)	(2,079)	4,336	(4,318)

Net income	$28,973	$34,165	$67,699	$63,637

Earnings per share:
Basic:
Income from continuing operations	$0.94	$0.90	$1.56	$1.69
Income (loss) from discontinued operations	$(0.23)	$(0.05)	$0.11	$(0.11)

Net income	$0.71	$0.85	$1.67	$1.59

Diluted:
Income from continuing operations	$0.93	$0.89	$1.55	$1.68
Income (loss) from discontinued operations	$(0.23)	$(0.05)	$0.11	$(0.11)

Net income	$0.71	$0.84	$1.66	$1.57

Dividends per share	$0.25	$0.22	$0.47	$0.42
Weighted average common shares outstanding:
Basic	40,635	40,195	40,544	40,093
Diluted	41,031	40,538	40,865	40,498
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 26,	December 26,
	2005	2004

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$212,456	$115,955
Accounts receivable, net	434,580	514,179
Inventories	412,131	431,399
Prepaid expenses	34,941	32,525
Assets held for sale	60,337	54,384

Total current assets	1,154,445	1,148,442

Property, plant and equipment, net	476,143	584,252
Goodwill	518,187	524,134
Intangibles and other assets	232,714	244,859
Investments in affiliates	23,516	24,194
Deferred tax assets	105,890	108,555

Total assets	$2,510,895	$2,634,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$46,679	$101,856
Accounts payable	193,062	183,700
Accrued expenses	183,843	210,027
Income taxes payable	12,888	11,853
Liabilities held for sale	28,925	27,811

Total current liabilities	465,397	535,247
Long-term borrowings	615,144	685,912
Deferred tax liabilities	134,562	137,349
Other liabilities	99,274	100,717

Total liabilities	1,314,377	1,459,225
Minority interest in equity of consolidated subsidiaries	61,524	65,478
Commitments and contingencies
Shareholders’ equity	1,134,994	1,109,733

Total liabilities and shareholders’ equity	$2,510,895	$2,634,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 26,	June 27,
	2005	2004

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$67,699	$63,637
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(4,336)	4,318
Depreciation expense	43,716	41,917
Amortization expense of intangible assets	7,368	5,371
Amortization expense of deferred financing costs	481	—
Gain on sale of businesses and assets	—	(5,083)
Impairment of long-lived assets	2,664	—
Minority interest in consolidated subsidiaries	9,879	8,876
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	39,465	(44,076)
Inventories	(3,159)	3,869
Prepaid expenses	143	3,580
Accounts payable and accrued expenses	(5,742)	16,326
Income taxes payable and deferred income taxes	4,734	11,243

Net cash provided by operating activities	162,912	109,978

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	16,000	—
Reduction in long-term borrowings	(69,768)	(28,990)
Decrease in notes payable and current borrowings	(53,524)	(51,031)
Proceeds from stock compensation plans	11,455	12,225
Dividends	(19,097)	(16,635)

Net cash used in financing activities	(114,934)	(84,431)

Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(26,387)	(24,613)
Payments for businesses acquired	(6,701)	—
Proceeds from sale of businesses and assets	88,948	23,793
Investments in affiliates	(11)	899
Other	(2,600)	(1,219)

Net cash provided by (used in) investing activities	53,249	(1,140)

Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	(2,702)	6,363
Expenditures for property, plant and equipment	(2,024)	(5,828)

Net cash provided by (used in) discontinued operations	(4,726)	535

Net increase in cash and cash equivalents	96,501	24,942
Cash and cash equivalents at the beginning of the period	115,955	56,580

Cash and cash equivalents at the end of the period	$212,456	$81,522

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
      This quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004 filed with the Securities and Exchange Commission.
      Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current period presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma net income and earnings per share for the three and six months ended June 26, 2005 and June 27, 2004 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Net income, as reported	$28,973	$34,165	$67,699	$63,637
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $650, $814, $1,290 and $1,700, respectively	(916)	(1,147)	(1,818)	(2,395)

Pro forma net income	$28,057	$33,018	$65,881	$61,242

Earnings per share — basic:
Net income per share, as reported	$0.71	$0.85	$1.67	$1.59
Pro forma net income per share	$0.68	$0.82	$1.62	$1.53
Earnings per share — diluted:
Net income per share, as reported	$0.71	$0.84	$1.66	$1.57
Pro forma net income per share	$0.69	$0.82	$1.62	$1.52
      The fair value for options granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Risk-free interest rate	4.1%	3.6%	4.1%	2.9%
Expected life of option	4.6 yrs.	4.6 yrs.	4.6 yrs.	4.6 yrs.
Expected dividend yield	1.7%	1.9%	1.7%	1.6%
Expected volatility	24.4%	24.3%	24.4%	24.3%
      Variable interest entities: Following the consolidation of certain variable interest entities, the Company has determined that it is appropriate to separately identify and reclassify for all periods presented minority interest and minority interest in equity for all of its consolidated, but not wholly-owned, subsidiaries. The minority interest in consolidated subsidiaries previously included within selling, engineering and administrative expenses totaled $4,764 and $8,876 for the three and six months ended June 27, 2004, respectively. These reclassifications had no impact on previously reported net income.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the statement of income. The statement also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. SFAS No. 123(R) was previously effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the statement will now be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of Statement 123(R) on the Company’s financial position, results of operations and cash flows.
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
      Accounting Changes and Error Corrections: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations or cash flows.
      Amortization Period for Leasehold Improvements: In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. The Company does not expect the provisions of this consensus to have a material impact on the Company’s financial position, results of operations or cash flows.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Acquisitions

Acquisition of Hudson Respiratory Care, Inc.
      In connection with the acquisition of Hudson Respiratory Care Inc. (“HudsonRCI”) in July 2004, the Company formulated a plan related to the future integration of the acquired entity. The Company finalized the integration plan during the second quarter of 2005, and the integration activities are on going as of June 26, 2005. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at the date of acquisition, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Set forth below is a reconciliation of the Company’s future integration cost accrual:

	Involuntary Employee	Facility Closure and
	Termination Benefits	Restructuring Costs	Total

Balance at December 26, 2004	$9,667	$5,585	$15,252
Costs incurred	(768)	(1,128)	(1,896)
Adjustments to reserve	965	2,158	3,123

Balance at June 26, 2005	$9,864	$6,615	$16,479

Note 4 —	Restructuring
      During the fourth quarter of 2004, the Company announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position the Company for earnings growth in the years ahead. The planned actions include exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.
      For the three and six months ended June 26, 2005, the charges, including changes in estimates, associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	Three Months Ended June 26, 2005

	Commercial	Medical	Aerospace	Total

Termination benefits	$1,123	$1,052	$67	$2,242
Contract termination costs	70	451	—	521
Asset impairments	156	120	—	276
Other restructuring costs	300	2,991	323	3,614

	$1,649	$4,614	$390	$6,653

	Six Months Ended June 26, 2005

	Commercial	Medical	Aerospace	Total

Termination benefits	$1,996	$3,498	$517	$6,011
Contract termination costs	(461)	909	—	448
Asset impairments	156	610	1,898	2,664
Other restructuring costs	411	3,803	610	4,824

	$2,102	$8,820	$3,025	$13,947

      Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring and divestiture program. Contract termination costs relate primarily to the

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
termination of leases in conjunction with the consolidation of facilities in the Company’s Medical Segment and also include a $531 reduction in the estimated cost associated with a lease termination in conjunction with the consolidation of manufacturing facilities in the Company’s Commercial Segment. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities. Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.
      As of June 26, 2005, the Company expects to incur the following future restructuring costs in its Commercial and Medical segments over the next four quarters:

	Commercial	Medical

Termination benefits	$500 - 1,500	$16,000 - 18,000
Contract termination costs	—	2,500 - 4,500
Other restructuring costs	300 - 500	8,700 - 11,500

	$800 - 2,000	$27,200 - 34,000

      At June 26, 2005, the accrued liability associated with the restructuring and divestiture program consisted of the following and was entirely due within twelve months:

		Subsequent
	Balance at	Accruals and		Balance at
	December 26,	Changes in		June 26,
	2004	Estimates	Payments	2005

Termination benefits	$15,014	$6,011	$(9,894)	$11,131
Contract termination costs	3,075	448	(1,957)	1,566
Other restructuring costs	228	4,824	(4,842)	210

	$18,317	$11,283	$(16,693)	$12,907

Note 5 —	Inventories
      Inventories consisted of the following:

	June 26,	December 26,
	2005	2004

Raw materials	$180,637	$185,279
Work-in-process	71,696	74,759
Finished goods	159,798	171,361

	$412,131	$431,399

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Goodwill and other intangible assets
      Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 26, 2005 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill at December 26, 2004	$107,953	$405,031	$11,150	$524,134
Dispositions	(757)	—	(3,852)	(4,609)
Adjustments(1)	(724)	3,674	—	2,950
Translation adjustment	(2,146)	(2,142)	—	(4,288)

Goodwill at June 26, 2005	$104,326	$406,563	$7,298	$518,187

(1)	Goodwill adjustments relate primarily to purchase price allocation changes associated with the HudsonRCI acquisition in 2004. The change to HudsonRCI resulted from the Company finalizing its integration plan and preacquisition liabilities.
      Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization

	June 26,	December 26,	June 26,	December 26,
	2005	2004	2005	2004

Customer lists	$79,692	$79,997	$10,644	$7,526
Intellectual property	57,257	58,258	20,598	18,474
Distribution rights	35,756	38,599	15,497	14,669
Trade names	85,465	85,471	—	—

	$258,170	$262,325	$46,739	$40,669

      Amortization expense related to intangible assets was $3,583 and $7,368 for the three and six months ended June 26, 2005, respectively, and $2,886 and $5,371 for the three and six months ended June 27, 2004, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2005	$14,300
2006	13,300
2007	12,700
2008	12,600
2009	12,200

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Earnings per share
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

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

	(Shares in thousands)
Basic	40,635	40,195	40,544	40,093
Dilutive shares assumed issued	396	343	321	405

Diluted	41,031	40,538	40,865	40,498

      Weighted average stock options (in thousands) that were antidilutive and therefore not included in the calculation of earnings per share were 213 and 387 for the three and six months ended June 26, 2005, respectively, and 708 and 560 for the three and six months ended June 27, 2004, respectively.

Note 8 —	Comprehensive income
      The following table summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Net income	$28,973	$34,165	$67,699	$63,637
Financial instruments marked to market	(3,107)	(262)	(3,990)	(1,148)
Cumulative translation adjustment	(20,678)	(2,349)	(33,161)	(8,265)

Comprehensive income	$5,188	$31,554	$30,548	$54,224

Note 9 —	Common shares

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

	(Shares in thousands)
Common shares, beginning of period	40,628	40,115	40,424	39,795
Shares issued under compensation plans	92	117	296	437

Common shares, end of period	40,720	40,232	40,720	40,232

Note 10 —	Pension and other postretirement benefits
      The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are primarily noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The parent Company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.
      Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$1,216	$963	$62	$21	$2,463	$2,128	$126	$115
Interest cost	2,472	2,013	344	98	5,044	4,456	700	632
Expected return on plan assets	(2,758)	(2,034)	—	—	(5,705)	(4,499)	—	—
Net amortization and deferral	505	313	117	66	1,018	705	239	274
Foreign plans	517	683	—	—	1,118	1,117	—	—

Net benefit cost	$1,952	$1,938	$523	$185	$3,938	$3,907	$1,065	$1,021

Note 11 —	Commitments and contingent liabilities
      Product warranty liability: The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the six months ended June 26, 2005:

Balance — December 26, 2004	$9,703
Accruals for warranties issued in 2005	5,557
Settlements (cash and in kind)	(3,811)
Accruals related to pre-existing warranties	(414)
Effect of dispositions and translation	(419)

Balance — June 26, 2005	$10,616

      Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the Company had residual value guarantees in the amount of $10,578 at June 26, 2005. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At June 26, 2005, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.
      Accounts receivable securitization program: The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. The Company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells an interest in those

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. These notes are secured by a 364-day liquidity facility provided by a bank. The assets of the special purpose entity are not available to satisfy the obligations of the Company. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables. Accordingly, $20,034 of accounts receivable and the related amounts previously recorded in notes payable have been removed from the condensed consolidated balance sheet as of June 26, 2005, with $10,017 removed during the second quarter of 2005.
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
      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 26, 2005, the Company’s condensed consolidated balance sheet included an accrued liability of $4,467 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of June 26, 2005. The time-frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
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
      In February 2004, a jury verdict of $34,800 was rendered against one of the Company’s subsidiaries in a trademark infringement action. In February 2005, the trial judge entered an order rejecting the jury award in its entirety. Both parties have filed notice to appeal on various grounds. While the Company cannot predict the outcome of the appeals, it will continue to vigorously contest this litigation. No accrual has been recorded in the Company’s condensed consolidated financial statements.
      Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Business segment information
      Information about continuing operations by business segment is as follows:

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Segment data:
Commercial	$314,706	$322,568	$618,514	$635,915
Medical	218,906	156,846	429,750	305,889
Aerospace	124,347	113,697	234,238	229,439

Revenues	657,959	593,111	1,282,502	1,171,243

Commercial	25,361	36,201	50,178	67,917
Medical	43,352	26,708	76,520	49,792
Aerospace	6,570	(5,515)	8,533	(4,068)

Operating profit(1)	75,283	57,394	135,231	113,641
Corporate expenses	6,165	6,527	13,120	13,088
Gain on sale of businesses and assets	—	(5,083)	—	(5,083)
Restructuring costs	6,653	—	13,947	—
Minority interest	(5,181)	(4,764)	(9,879)	(8,876)

Income from continuing operations before interest, taxes and minority interest	$67,646	$60,714	$118,043	$114,512

(1)	Segment operating profit is defined as a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Corporate expenses, gain on sale of businesses and assets, restructuring costs, interest expense and taxes on income are excluded from the measure.
Note 13 — Discontinued operations and assets held for sale
      During the second quarter of 2005, the Company adopted a plan to sell a small medical business. The Company is actively marketing this business. For financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated financial statements as a discontinued operation and assets and liabilities held for sale. The Company recognized a loss of $3,100 based upon the excess of the carrying value of the business as compared to the estimated fair value of the business less costs to sell. The charge is included in operating loss from discontinued operations. Also during the second quarter of 2005, the Company recognized a further gain on sale of assets of $1,687 related to the first quarter divestiture of Sermatech International and recognized an $8,000 reduction in the carrying value of its Tier 1 automotive pedal systems business to the estimated fair value of the business less costs to sell. In July 2005, the Company signed a definitive agreement to sell the automotive pedal systems business. The transaction is subject to customary regulatory and other approvals and is expected to be completed in the third quarter of 2005.
      Revenues of discontinued operations were $38,466 and $93,158 for the three and six months ended June 26, 2005, respectively, and $60,313 and $120,186 for the three and six months ended June 27, 2004, respectively. Operating income (loss) from discontinued operations was $(13,708) and $7,364 for the three and six months ended June 26, 2005, respectively, and $(2,354) and $(4,332) for the three and six months ended June 27, 2004, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
      As part of the Company’s previously announced restructuring and divestiture program, the Company determined that assets totaling $18,100 met the criteria for held for sale during the second quarter of 2005. The assets are comprised primarily of land and buildings that are no longer being used in the Company’s operations. The Company determined that the carrying value of each asset held for sale did not exceed the estimated fair value of the asset less costs to sell and therefore did not adjust the carrying value of the asset in the second quarter. The Company is actively marketing the assets and approximately $11,500 had been disposed of by the date of this filing.
      Assets and liabilities held for sale are comprised of the following:

	June 26,	December 26,
	2005	2004

Assets held for sale:
Accounts receivable, net	$33,417	$32,551
Inventories	6,433	13,020
Property, plant and equipment	19,406	8,099
Other	1,081	714

Total assets held for sale	$60,337	$54,384

Liabilities held for sale:
Accounts payable	$18,682	$16,088
Accrued expenses	4,934	6,223
Deferred income taxes and other	5,309	5,500

Total liabilities held for sale	$28,925	$27,811

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring and divestiture program; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as interest rates, as well as other factors described in our reports filed with the Securities and Exchange Commission, including the information under “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.
Overview
      We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. During the second quarter and first six months of 2005, our results were affected by the contribution from the third quarter 2004 acquisition of Hudson Respiratory Care Inc., or HudsonRCI, a leading provider of disposable medical products for respiratory care and anesthesia. Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core revenue growth in the second quarter and first six months of 2005 as compared to 2004, excluding the impacts of currency, acquisitions and divestitures, was 4% and 3%, respectively.
      During the second quarter of 2005, we adopted a plan to sell a small medical business. We are actively marketing this business. Also during the second quarter of 2005, we determined that assets totaling $18.1 million, which are comprised primarily of land and buildings that are no longer being used in our operations, met the criteria for held for sale. During the first six months of 2005, we reported additional product and business line divestitures associated with our ongoing portfolio review program. On February 28, 2005, we completed the sale of Sermatech International, a surface-engineering/specialty coatings business, and recorded a gain on the sale of $36.1 million. For the second quarter and first six months of 2005 and comparable periods, the small medical and Sermatech businesses have been presented in our condensed consolidated financial statements as discontinued operations. The Sermatech business was previously reported as part of our Aerospace Segment. In January and February 2005, we also completed the sale of two small product lines in our Medical Segment and an industrial cables business in our Commercial Segment.
      During the fourth quarter of 2004, we announced and commenced implementation of our restructuring and divestiture program designed to improve future operating performance and position us for earnings growth in the years ahead. The planned actions include exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges associated with the restructuring and divestiture program for continuing operations that are included in restructuring costs during the second quarter of 2005 totaled $6.7 million, of which 25% was Commercial, 69% Medical and 6% Aerospace. The charges associated with the restructuring and divestiture program for continuing operations that are included in restructuring costs during the first six months of 2005 totaled $13.9 million, of which 15% was Commercial, 63% Medical and 22% Aerospace.
      During 2004, we adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result, beginning with the third quarter of 2004, we consolidated four small entities which had previously not been consolidated. These entities are reported in our Medical and Commercial segments. We also determined that it is appropriate to separately identify and reclassify for all periods presented minority interest for all of our consolidated, but not wholly-owned, subsidiaries. The minority interest in consolidated subsidiaries previously included within selling, engineering and administrative expenses totaled $4.8 million and $8.9 million for the second quarter and first six months of 2004, respectively. These reclassifications had no impact on previously reported net income.
Results of Operations
      Discussion of growth from acquisitions reflects the impact of a purchased company up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year and the comparable activity of divested companies within the most recent twelve-month period. The following comparisons exclude the impact of the automotive pedal systems, Sermatech International and small medical businesses, which have been presented in our condensed consolidated financial results as discontinued operations.

Comparison of the three and six months ended June 26, 2005 and June 27, 2004
      Revenues increased 11% in the second quarter of 2005 to $658.0 million from $593.1 million in the second quarter of 2004. This increase was due to increases of 8% from acquisitions, 4% from core growth, 2% from currency and 1% from the consolidation of variable interest entities, offset, in part, by a decrease of 4% from dispositions. Revenues increased 9% in the first six months of 2005 to $1.28 billion from $1.17 billion in the first six months of 2004. This increase was due to increases of 8% from acquisitions, 3% from core growth, 2% from currency and 1% from the consolidation of variable interest entities, offset, in part, by a decrease of 5% from dispositions. The Commercial, Medical and Aerospace segments comprised 48%, 33% and 19% of our second quarter 2005 revenues, respectively, and 48%, 34% and 18% of our revenues for the first six months of 2005, respectively.
      Materials, labor and other product costs as a percentage of revenues decreased slightly to 71.0% in the second quarter of 2005 compared to 71.4% in the second quarter of 2004. The decrease was due primarily to improvements in the Aerospace Segment, offset, in part, by the impact of acquired businesses, which have lower margins. Materials, labor and other product costs as a percentage of revenues increased slightly to 71.6% in the first six months of 2005 compared to 71.5% in the first six months of 2004. The increase was due primarily to certain inventory adjustments resulting from the restructuring and divestiture program and increases in raw material commodity prices in the Commercial and Medical segments, offset, in part, by savings from the restructuring program and other productivity programs. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues declined to 17.7% and 18.1% in the second quarter and first six months of 2005, respectively, compared with 19.2% in both the second quarter and first six months of 2004 due primarily to the continuing reduction of facilities and supporting infrastructure costs relative to higher revenues in the Medical and Aerospace segments.
      Interest expense increased in the second quarter and first six months of 2005 principally from higher acquisition related debt balances. The effective income tax rate was 23.8% and 24.0% in the second quarter and first six months of 2005, respectively, compared with 24.9% and 24.4% in the second quarter and first six months of 2004. The lower rates in the second quarter and first six months of 2005 were primarily the result of a higher proportion of income in the second quarter and first six months of 2005 earned in countries with relatively lower tax rates. Net income for the second quarter of 2005 was $29.0 million, a decrease of 15% from the second quarter of 2004, due primarily to the cost of restructuring and discontinued operations in the second quarter of 2005 and a gain on the sale of businesses and assets in the second quarter of 2004. Net income for the first six months of 2005 was $67.7 million, an increase of 6% from the first six months of 2004, due primarily to the gain on the sale of the Sermatech business. Diluted net earnings per share for the second quarter of 2005 decreased 16% to $0.71, and includes the cost of restructuring and discontinued operations. Diluted earnings per share for the first six months of 2005 increased 5% to $1.66.
      Minority interest in consolidated subsidiaries increased $0.4 million and $1.0 million in the second quarter and first six months of 2005, respectively, due to increased profits from our entities that are not wholly-owned.
      For the second quarter and first six months of 2005, the charges, including changes in estimates, associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	Second Quarter 2005

	Commercial	Medical	Aerospace	Total

	(Dollars in thousands)
Termination benefits	$1,123	$1,052	$67	$2,242
Contract termination costs	70	451	—	521
Asset impairments	156	120	—	276
Other restructuring costs	300	2,991	323	3,614

	$1,649	$4,614	$390	$6,653

	First Six Months 2005

	Commercial	Medical	Aerospace	Total

	(Dollars in thousands)
Termination benefits	$1,996	$3,498	$517	$6,011
Contract termination costs	(461)	909	—	448
Asset impairments	156	610	1,898	2,664
Other restructuring costs	411	3,803	610	4,824

	$2,102	$8,820	$3,025	$13,947

      Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring and divestiture program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities in our Medical Segment and also include a $0.5 million reduction in the estimated cost associated with a lease termination in conjunction with the consolidation of manufacturing facilities in our Commercial Segment. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities. Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.
      As of June 26, 2005, we expect to incur the following future restructuring costs in our Commercial and Medical segments over the next four quarters:

	Commercial	Medical

(Dollars in thousands)
Termination benefits	$500 - 1,500	$16,000 - 18,000
Contract termination costs	—	2,500 - 4,500
Other restructuring costs	300 - 500	8,700 - 11,500

	$800 - 2,000	$27,200 - 34,000

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

Comparison of the three and six months ended June 26, 2005 and June 27, 2004
      Commercial Segment revenues declined 2% in the second quarter of 2005 to $314.7 million from $322.6 million in the second quarter of 2004. The decline was due to a 5% decrease from dispositions, offset, in part, by increases of 2% from currency and 1% from core growth. Commercial Segment revenues declined 3% in the first six months of 2005 to $618.5 million from $635.9 million in the first six months of 2004. The decline was due to an 8% decrease from dispositions, offset, in part, by increases of 3% from core growth and 2% from currency. The segment benefited from continued strength in its industrial OEM markets and the contribution of new driver controls and power and vehicle management system products. Slower sales of power and vehicle management system products, particularly into marine and recreational markets resulted in a slight decline in revenues for these markets when compared with the prior year periods.
      Commercial Segment operating profit declined 30% in the second quarter of 2005 to $25.4 million from $36.2 million in the second quarter of 2004 and declined 26% in the first six months of 2005 to $50.2 million from $67.9 million in the first six months of 2004. These declines primarily reflect the impact of higher than expected costs incurred during the introduction of certain products in the recreational and industrial markets, the impact of customer price reductions, material and other cost increases in the Tier 1 automotive business that began in the second quarter of 2004, volume related contributions from marine markets and the impact of divestitures made in 2004. Operating profit as a percent of revenues declined to 8.1% in the second quarter of 2005 from 11.2% in the second quarter of 2004 and declined to 8.1% in the first six months of 2005 from 10.7% in the first six months of 2004.

Medical
      Products in the Medical Segment generally are required to meet exacting standards of performance and have long product life cycles. Economic influences on revenues relate primarily to spending patterns in the worldwide medical devices and hospital supply market.

Comparison of the three and six months ended June 26, 2005 and June 27, 2004
      Medical Segment revenues increased 40% in the second quarter of 2005 to $218.9 million from $156.8 million in the second quarter of 2004. This increase was due to increases of 32% from acquisitions, 4% from core growth, 3% from currency and 2% from the consolidation of variable interest entities, offset, in part, by a decrease of 1% from dispositions. Medical Segment revenues increased 40% in the first six months of 2005 to $429.8 million from $305.9 million in the first six months of 2004. This increase was due to increases of 31% from acquisitions, 6% from core growth, 2% from currency and 2% from the consolidation of variable interest entities, offset, in part, by a decrease of 1% from dispositions. Medical Segment revenues increased primarily as a result of the increased sale of disposable medical products, particularly related to the third quarter 2004 acquisition of HudsonRCI, a provider of respiratory care products. Sales were especially strong for the disposable medical products business in Europe. Sales of surgical instruments and medical devices increased primarily as a result of new product sales and volume increases for specialty devices sold to medical device manufacturers.
      Medical Segment operating profit increased 62% in the second quarter of 2005 to $43.4 million from $26.7 million in the second quarter of 2004 and increased 54% in the first six months of 2005 to $76.5 million from $49.8 million in the first six months of 2004. These increases were driven by the HudsonRCI acquisition, seasonally high volume in Europe and significant improvements in the core business as benefits of the restructuring program began to be recognized. Operating profit as a percent of revenues increased to 19.8% in the second quarter of 2005 from 17.0% in the second quarter of 2004 and increased to 17.8% in the first six months of 2005 from 16.3% in the first six months of 2004.

Aerospace
      Products and services in the Aerospace Segment, many of which are proprietary, require a high degree of engineering sophistication and are often custom-designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and to demand for power generation.

Comparison of the three and six months ended June 26, 2005 and June 27, 2004
      Aerospace Segment revenues increased 9% in the second quarter of 2005 to $124.3 million from $113.7 million in the second quarter of 2004. This growth was primarily attributable to strong core growth. Aerospace Segment revenues increased 2% in the first six months of 2005 to $234.2 million from $229.4 million in the first six months of 2004. Core growth in repair products and services, growth in sales of both narrow-body cargo loading systems and wide-body cargo system conversions and growth in sales of precision-machined components for aircraft engines were offset by the phase out of industrial gas turbine aftermarket services.
      The Aerospace Segment had an operating profit of $6.6 million in the second quarter of 2005 compared to a loss of $5.5 million in the second quarter of 2004 and had an operating profit of $8.5 million in the first six months of 2005 compared to a loss of $4.1 million in the first six months of 2004. Significant reductions in the cost structures of the precision-machined components and the cargo systems businesses contributed to the improvement as did a reduction in losses resulting from the exit of the industrial gas turbine aftermarket services. Operating profit as a percent of revenues increased to 5.3% in the second quarter of 2005 from (4.9)% in the second quarter of 2004 and increased to 3.6% in the first six months of 2005 from (1.8)% in the first six months of 2004.
Liquidity and Capital Resources
      Operating activities provided net cash of approximately $162.9 million during the first six months of 2005. Changes in our operating assets and liabilities during the first six months of 2005 resulted in a net cash inflow of $35.4 million, the most significant of which was a decrease in accounts receivable, which was primarily due to improved cash collection practices including the sale of certain receivables under a non-recourse securitization program. Our financing activities during the first six months of 2005 consisted primarily of a reduction in long-term borrowings of $69.8 million and the decrease in notes payable and current borrowings of $53.5 million, driven by improved operating cash flow, proceeds from the disposition of businesses and lower capital spending. Our investing activities during the first six months of 2005 consisted primarily of proceeds from the sale of businesses and assets of $88.9 million. Net cash used in discontinued operations was $4.7 million in the first six months of 2005.

      The following table provides our net debt to total capital ratio:

	June 26,	December 26,
	2005	2004

	(Dollars in thousands)
Net debt includes:
Current borrowings	$46,679	$101,856
Long-term borrowings	615,144	685,912

Total debt	661,823	787,768
Less: Cash and cash equivalents	212,456	115,955

Net debt	$449,367	$671,813

Total capital includes:
Net debt	$449,367	$671,813
Shareholders’ equity	1,134,994	1,109,733

Total capital	$1,584,361	$1,781,546

Percent of net debt to total capital	28%	38%
      The decline in our percent of net debt to total capital for June 26, 2005 as compared to December 26, 2004 is primarily due to the receipt of proceeds from the sale of businesses and improved management of working capital.
      On July 25, 2005, the Company’s Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over the next twelve months. Under the approved plan, repurchases of Teleflex stock will be made from time to time, at the Company’s discretion, in the open market and through privately negotiated transactions.
      We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no significant changes in market risk for the quarter ended June 26, 2005. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

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
      In February 2004, a jury verdict of $34.8 million was rendered against one of our subsidiaries in a trademark infringement action. In February 2005, the trial judge entered an order rejecting the jury award in its entirety. Both parties have filed notice to appeal on various grounds. While the Company cannot predict the outcome of the appeals, we will continue to vigorously contest this litigation. No accrual has been recorded in our condensed consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      At the Company’s 2005 Annual Meeting of Stockholders held on April 29, 2005, each of the following board nominees was elected to the Company’s Board of Directors to serve a three-year term expiring in 2008:

Name	For	Withheld

Lennox K. Black	36,946,315	618,665
William R. Cook	34,205,846	3,359,134
George Babich, Jr.	37,142,513	442,467
Benson F. Smith	37,166,213	398,767
      In addition, the Company’s stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 25, 2005, as follows:

For	37,309,399
Against	195,706
Abstain	59,885

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The following exhibits are filed as part of this report:

Exhibit No.		Description

+10(l)	—	Executive Change in Control Agreement, dated as of June 21, 2005, by and between Teleflex Incorporated and Jeffrey P. Black.

+10(m)	—	Executive Change in Control Agreement, dated as of June 21, 2005, by and between Teleflex Incorporated and Martin S. Headley.

+10(n)	—	Executive Change in Control Agreement, dated as of June 21, 2005, by and between Teleflex Incorporated and Clark D. Handy.

+10(o)	—	Executive Change in Control Agreement, dated as of June 21, 2005, by and between Teleflex Incorporated and Laurence G. Miller.

+10(p)	—	Executive Change in Control Agreement, dated as of June 21, 2005, by and between Teleflex Incorporated and Kevin K. Gordon.

31(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

(b)	—	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

(b)	—	Certification of Chief Financial Officer, Pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

+ Management contract or compensatory plan or arrangement.

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
(Principal Financial Officer and Principal
Accounting Officer)
Dated: July 27, 2005