Form 10-Q
period 2005-09-25
TELEFLEX INC
filed 2005-11-04
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2005
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
Yes     ☑                              No     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes     ☐                              No     ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of October 20, 2005:

Common Stock, $1.00 Par Value (Title of each class)	40,495,970 (Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 25, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

	(Dollars and shares in thousands, except per share)
Revenues	$587,390	$575,939	$1,867,999	$1,745,457
Materials, labor and other product costs	421,327	402,799	1,337,956	1,238,709

Gross profit	166,063	173,140	530,043	506,748
Selling, engineering and administrative expenses	104,666	126,837	337,236	351,521
(Gain) loss on sales of businesses and assets	(5,569)	563	(5,569)	(4,520)
Restructuring costs	5,776	—	19,723	—

Income from continuing operations before interest, taxes and minority interest	61,190	45,740	178,653	159,747
Interest expense, net	9,798	12,590	31,451	25,510

Income from continuing operations before taxes and minority interest	51,392	33,150	147,202	134,237
Taxes on income from continuing operations	10,360	5,209	33,288	29,778

Income from continuing operations before minority interest	41,032	27,941	113,914	104,459
Minority interest in consolidated subsidiaries	5,318	4,457	15,197	13,333

Income from continuing operations	35,714	23,484	98,717	91,126

Operating income (loss) from discontinued operations (including gain (loss) on disposal of $(1,291), $0, $34,830 and $0, respectively)	(4,299)	(7,551)	3,645	(11,378)
Taxes (benefit) on income (loss) from discontinued operations	(2,185)	(1,560)	1,063	(1,382)

Income (loss) from discontinued operations	(2,114)	(5,991)	2,582	(9,996)

Net income	$33,600	$17,493	$101,299	$81,130

Earnings per share:
Basic:
Income from continuing operations	$0.88	$0.58	$2.43	$2.27
Income (loss) from discontinued operations	$(0.05)	$(0.15)	$0.06	$(0.25)

Net income	$0.83	$0.43	$2.50	$2.02

Diluted:
Income from continuing operations	$0.87	$0.58	$2.41	$2.25
Income (loss) from discontinued operations	$(0.05)	$(0.15)	$0.06	$(0.25)

Net income	$0.82	$0.43	$2.47	$2.00

Dividends per share	$0.25	$0.22	$0.72	$0.64
Weighted average common shares outstanding:
Basic	40,569	40,273	40,552	40,153
Diluted	41,185	40,414	40,972	40,470
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 25,	December 26,
	2005	2004

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$246,078	$115,955
Accounts receivable, net	402,184	514,179
Inventories	422,599	431,399
Prepaid expenses	33,159	32,525
Deferred tax assets	39,379	40,810
Assets held for sale	4,171	54,384

Total current assets	1,147,570	1,189,252

Property, plant and equipment, net	479,164	584,252
Goodwill	515,881	524,134
Intangibles and other assets	232,338	244,859
Investments in affiliates	24,193	24,194
Deferred tax assets	127,003	103,352

Total assets	$2,526,149	$2,670,043

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$22,774	$101,856
Accounts payable	193,703	183,700
Accrued expenses	176,557	210,027
Income taxes payable	37,418	22,784
Deferred tax liabilities	6,152	2,134
Liabilities held for sale	50	27,952

Total current liabilities	436,654	548,453
Long-term borrowings	635,875	685,912
Deferred tax liabilities	157,984	159,750
Other liabilities	100,779	100,717

Total liabilities	1,331,292	1,494,832
Minority interest in equity of consolidated subsidiaries	61,424	65,478
Commitments and contingencies
Shareholders’ equity	1,133,433	1,109,733

Total liabilities and shareholders’ equity	$2,526,149	$2,670,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 25,	September 26,
	2005	2004

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$101,299	$81,130
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(2,582)	9,996
Depreciation expense	65,930	66,377
Amortization expense of intangible assets	10,868	9,531
Amortization expense of deferred financing costs	757	155
Net gain on sales of businesses and assets	(5,569)	(4,520)
Impairment of long-lived assets	2,664	—
Minority interest in consolidated subsidiaries	15,197	13,333
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	74,029	(7,747)
Inventories	(13,535)	4,077
Prepaid expenses	2,991	(588)
Accounts payable and accrued expenses	(26,354)	(8,511)
Income taxes payable and deferred income taxes	6,144	13,675

Net cash provided by operating activities	231,839	176,908

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	61,085	495,300
Reduction in long-term borrowings	(122,417)	(51,411)
Decrease in notes payable and current borrowings	(46,358)	(116,067)
Proceeds from stock compensation plans	21,191	12,734
Purchases of treasury stock	(39,263)	—
Dividends	(29,200)	(25,495)

Net cash provided by (used in) financing activities	(154,962)	315,061

Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(45,690)	(37,129)
Payments for businesses acquired	(14,701)	(458,273)
Proceeds from sales of businesses and assets	124,420	43,831
Investments in affiliates	173	1,378
Other	(831)	2,225

Net cash provided by (used in) investing activities	63,371	(447,968)

Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	(582)	8,408
Expenditures for property, plant and equipment	(2,682)	(6,799)

Net cash provided by (used in) discontinued operations	(3,264)	1,609

Effect of exchange rate changes on cash and cash equivalents	(6,861)	390

Net increase in cash and cash equivalents	130,123	46,000
Cash and cash equivalents at the beginning of the period	115,955	56,580

Cash and cash equivalents at the end of the period	$246,078	$102,580

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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma net income and earnings per share for the three and nine months ended September 25, 2005 and September 26, 2004 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Net income, as reported	$33,600	$17,493	$101,299	$81,130
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $640, $814, $1,930 and $2,514, respectively	(902)	(1,148)	(2,720)	(3,543)

Pro forma net income	$32,698	$16,345	$98,579	$77,587

Earnings per share — basic:
Net income per share, as reported	$0.83	$0.43	$2.50	$2.02
Pro forma net income per share	$0.81	$0.40	$2.43	$1.93
Earnings per share — diluted:
Net income per share, as reported	$0.82	$0.43	$2.47	$2.00
Pro forma net income per share	$0.80	$0.41	$2.42	$1.93
      The fair value for options granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Risk-free interest rate	4.1%	3.2%	4.1%	3.0%
Expected life of option	4.6 yrs.	4.6 yrs.	4.6 yrs.	4.6 yrs.
Expected dividend yield	1.4%	2.0%	1.7%	1.7%
Expected volatility	24.6%	24.4%	24.4%	24.3%
      Variable interest entities: Following the consolidation of certain variable interest entities, the Company has determined that it is appropriate to separately identify and reclassify for all periods presented minority interest and minority interest in equity for all of its consolidated, but not wholly-owned, subsidiaries. The minority interest in consolidated subsidiaries, which previously was included within selling, engineering and administrative expenses, totaled $4,457 and $13,333 for the three and nine months ended September 26, 2004, respectively. These reclassifications had no impact on previously reported net income.

Note 2 —	New accounting standards
      American Jobs Creation Act: On October 22, 2004 the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The deduction is subject to a number of limitations and complexities, and during the past six months, the Company has been analyzing the previous guidance provided by Treasury and the potential impact of applying the repatriation provision to unremitted foreign earnings held by its various controlled foreign corporations. As of September 25, 2005, management had not decided on whether, and to what extent, the Company might repatriate foreign earnings under the AJCA, and accordingly, the Company’s condensed consolidated financial statements do not reflect any provision for taxes on the unremitted earnings. Subsequent to September 25, 2005, management completed its analysis of the impact of the AJCA and has finalized the Company’s plans for repatriation. Based on this analysis, the Company plans to repatriate

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$300 million of dividends during November and December 2005. Accordingly, the Company expects to record a tax expense of approximately $10.1 million during the three months ending December 25, 2005 as a result of this repatriation. This expense may be offset by an amount up to approximately $13.5 million to the extent that the Company records a tax benefit with respect to excess foreign tax credits that may be generated in connection with this repatriation. The Company is also considering additional opportunities to repatriate earnings during the remainder of the year but, based on the analysis to date, is not able to complete the evaluation with respect to these opportunities until after a number of factors are concluded upon. Such factors include, but are not limited to, a final decision with respect to different divestiture and restructuring alternatives currently under consideration and the potential increased cash flow of non-U.S. operations. Based on the analysis performed to date, the Company believes that it may be possible to repatriate an additional $0 to approximately $80 million in dividends subject to the elective 85% dividends received deduction which would generate a corresponding tax expense from $0 to approximately $3.0 million. With regard to these potential additional dividends, the Company expects to finalize its evaluation and may then seek the required corporate officer and Board of Directors approvals of the requisite domestic reinvestment plan within the timeframe that the deduction is available.
      Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the statement of income. The statement also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005. The Company intends to adopt this statement using modified prospective application and previously reported operating results will remain unchanged. The Company expects the provisions of this statement to have a material impact on the Company’s results of operations and the Company believes that the pro forma disclosures in Note 1 provide a preliminary short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R). However, the total expense recorded in future periods will depend on several factors, including future grants, the number of share-based awards that vest and the fair value of those vested awards.
      Exchanges of Nonmonetary Assets: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted the provisions of this statement in the third quarter of 2005 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
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

Acquisition of Hudson Respiratory Care, Inc.
      In connection with the acquisition of Hudson Respiratory Care Inc. (“HudsonRCI”) in July 2004, the Company formulated a plan related to the future integration of the acquired entity. The Company finalized the integration plan during the second quarter of 2005, and the integration activities are ongoing as of September 25, 2005. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at the date of acquisition, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Set forth below is a reconciliation of the Company’s future integration cost accrual:

	Involuntary Employee	Facility Closure and
	Termination Benefits	Restructuring Costs	Total

Balance at December 26, 2004	$9,667	$5,585	$15,252
Costs incurred	(1,479)	(2,358)	(3,837)
Adjustments to reserve	965	2,158	3,123

Balance at September 25, 2005	$9,153	$5,385	$14,538

Note 4 —	Restructuring
      During the fourth quarter of 2004, the Company announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position the Company for future earnings growth. The planned actions include exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three and nine months ended September 25, 2005, the charges, including changes in estimates, associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	Three Months Ended
	September 25, 2005

	Commercial	Medical	Total

Termination benefits	$715	$1,237	$1,952
Contract termination costs	148	48	196
Other restructuring costs	448	3,180	3,628

	$1,311	$4,465	$5,776

	Nine Months Ended September 25, 2005

	Commercial	Medical	Aerospace	Total

Termination benefits	$2,711	$4,735	$517	$7,963
Contract termination costs	(313)	957	—	644
Asset impairments	156	610	1,898	2,664
Other restructuring costs	859	6,983	610	8,452

	$3,413	$13,285	$3,025	$19,723

      Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring and divestiture program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities in the Company’s Medical Segment and also include a $531 reduction in the estimated cost associated with a lease termination in conjunction with the consolidation of manufacturing facilities in the Company’s Commercial Segment. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities. Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.
      As of September 25, 2005, the Company expects to incur the following future restructuring costs in its Commercial and Medical segments over the next three quarters:

	Commercial	Medical

Termination benefits	$250 - 500	$14,500 - 17,500
Contract termination costs	0 - 250	2,250 - 4,000
Other restructuring costs	250 - 500	5,500 - 8,000

	$500 - 1,250	$22,250 - 29,500

      At September 25, 2005, the accrued liability associated with the restructuring and divestiture program consisted of the following and was entirely due within twelve months:

		Subsequent
	Balance at	Accruals and		Balance at
	December 26,	Changes in		September 25,
	2004	Estimates	Payments	2005

Termination benefits	$15,014	$7,963	$(14,091)	$8,886
Contract termination costs	3,075	644	(2,702)	1,017
Other restructuring costs	228	8,452	(8,625)	55

	$18,317	$17,059	$(25,418)	$9,958

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Inventories
      Inventories consisted of the following:

	September 25,	December 26,
	2005	2004

Raw materials	$182,644	$185,279
Work-in-process	74,387	74,759
Finished goods	165,568	171,361

	$422,599	$431,399

Note 6 —	Goodwill and other intangible assets
      Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 25, 2005 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill at December 26, 2004	$107,953	$405,031	$11,150	$524,134
Dispositions	(709)	—	(3,852)	(4,561)
Adjustments(1)	(970)	372	—	(598)
Translation adjustment	(694)	(2,400)	—	(3,094)

Goodwill at September 25, 2005	$105,580	$403,003	$7,298	$515,881

(1)	Goodwill adjustments relate primarily to purchase price allocation changes associated with the HudsonRCI acquisition in 2004. These changes resulted from the Company finalizing its integration plan and preacquisition liabilities.
      Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization

	September 25,	December 26,	September 25,	December 26,
	2005	2004	2005	2004

Customer lists	$80,389	$79,997	$12,354	$7,526
Intellectual property	57,683	58,258	22,068	18,474
Distribution rights	36,159	38,599	15,923	14,669
Trade names	85,465	85,471	—	—

	$259,696	$262,325	$50,345	$40,669

      Amortization expense related to intangible assets was $3,500 and $10,868 for the three and nine months ended September 25, 2005, respectively, and $4,160 and $9,531 for the three and nine months ended September 26, 2004, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2005	$14,100
2006	13,400
2007	12,700
2008	12,600
2009	12,000

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Earnings per share
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

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

	(Shares in thousands)
Basic	40,569	40,273	40,552	40,153
Dilutive shares assumed issued	616	141	420	317

Diluted	41,185	40,414	40,972	40,470

      Weighted average stock options (in thousands) that were antidilutive and therefore not included in the calculation of earnings per share were 4 and 259 for the three and nine months ended September 25, 2005, respectively, and 1,199 and 773 for the three and nine months ended September 26, 2004, respectively.

Note 8 —	Comprehensive income
      The following table summarizes the components of comprehensive income:

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Net income	$33,600	$17,493	$101,299	$81,130
Financial instruments marked to market	928	109	(3,062)	(1,039)
Cumulative translation adjustment	163	6,240	(32,998)	(2,025)

Comprehensive income	$34,691	$23,842	$65,239	$78,066

Note 9 —	Changes in shareholders’ equity

Common shares

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 26,	September 26,
	2005	2004	2005	2004

	(Shares in thousands)
Common shares, beginning of period	40,791	40,248	40,450	39,817
Shares issued under compensation plans	275	75	616	506

Common shares, end of period	41,066	40,323	41,066	40,323

Treasury shares
      On July 25, 2005, the Company’s Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006. Under the approved plan, the Company repurchased (in thousands) 580 shares on the open market for an aggregate purchase price of $39,263 during the third quarter of 2005.

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
      Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$1,182	$1,227	$65	$79	$3,645	$3,355	$191	$194
Interest cost	2,403	2,569	357	431	7,447	7,025	1,057	1,063
Expected return on plan assets	(2,677)	(2,593)	—	—	(8,382)	(7,092)	—	—
Net amortization and deferral	491	406	122	187	1,509	1,111	361	461
Foreign plans	430	854	—	—	1,548	1,971	—	—
Curtailment charge	116	—	115	—	116	—	115	—

Net benefit cost	$1,945	$2,463	$659	$697	$5,883	$6,370	$1,724	$1,718

      Through September 25, 2005, contributions to U.S. and foreign pension plans amounted to $9,382. The Company’s contributions to U.S. and foreign pension plans during all of 2005 are expected to be approximately $10 million.

Note 11 —	Commitments and contingent liabilities
      Product warranty liability: The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the nine months ended September 25, 2005:

Balance — December 26, 2004	$9,703
Accruals for warranties issued in 2005	9,119
Settlements (cash and in kind)	(7,160)
Accruals related to pre-existing warranties	1,460
Effect of dispositions and translation	(211)

Balance — September 25, 2005	$12,911

      Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the Company had residual value guarantees in the amount of $7,823 at September 25, 2005. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At September 25, 2005, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.
      Accounts receivable securitization program: The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. The Company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. These notes are secured by a 364-day liquidity facility provided by a bank. The assets of the special purpose entity are not available to satisfy the obligations of the Company. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables. Accordingly, $40,051 of accounts receivable and the related amounts previously recorded in notes payable have been removed from the condensed consolidated balance sheet as of September 25, 2005, with $20,017 removed during the third quarter of 2005.
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
      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 25, 2005, the Company’s condensed consolidated balance sheet included an accrued liability of $6,469 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of September 25, 2005. The time-frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Business segment information
      Information about continuing operations by business segment is as follows:

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Segment data:
Commercial	$270,173	$267,620	$888,687	$903,535
Medical	196,553	202,461	624,410	506,625
Aerospace	120,664	105,858	354,902	335,297

Revenues	587,390	575,939	1,867,999	1,745,457

Commercial	9,199	16,542	59,377	84,459
Medical	38,938	30,377	114,878	79,664
Aerospace	11,521	2,512	20,054	(1,556)

Operating profit(1)	59,658	49,431	194,309	162,567
Corporate expenses	3,579	7,585	16,699	20,673
(Gain) loss on sales of businesses and assets	(5,569)	563	(5,569)	(4,520)
Restructuring costs	5,776	—	19,723	—
Minority interest	(5,318)	(4,457)	(15,197)	(13,333)

Income from continuing operations before interest, taxes and minority interest	$61,190	$45,740	$178,653	$159,747

(1)	Segment operating profit is defined as a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Corporate expenses, (gain) loss on sales of businesses and assets, restructuring costs, interest expense and taxes on income are excluded from the measure.
Note 13 — Discontinued operations and assets held for sale
      In August 2005, the Company completed the sale of its automotive pedal systems business and received $13,000 in gross proceeds. The Company recognized a loss on the sale of $983, subject to certain post-closing working capital adjustments which the Company expects to finalize within the next two quarters. During the third quarter of 2005, the Company sold a European medical product sterilization business that was classified as held for sale during the second quarter of 2005 and recognized a pre-tax gain on the sale of $2,150. In addition, the Company recognized a loss on sale of assets of $2,458 related to the first quarter divestiture of Sermatech International. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations and assets and liabilities held for sale.
      Revenues of discontinued operations were $16,043 and $111,094 for the three and nine months ended September 25, 2005, respectively, and $49,823 and $171,734 for the three and nine months ended September 26, 2004, respectively. Operating income (loss) from discontinued operations was $(4,299) and $3,645 for the three and nine months ended September 25, 2005, respectively, and $(7,551) and $(11,378) for the three and nine months ended September 26, 2004, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
      As part of the Company’s previously announced restructuring and divestiture program, the Company determined that assets totaling $867 met the criteria for held for sale classification during the third quarter of 2005. The assets are comprised primarily of land and buildings that are no longer being used in the Company’s operations. The Company determined that the carrying value of each asset held for sale did not exceed the estimated fair value of the asset less costs to sell and therefore did not adjust the carrying value of the asset in the third quarter. During the third quarter of 2005, in addition to the sales of the discontinued operations noted above, the Company sold assets, including assets held for sale totaling $12,545, and recognized an aggregate pre-tax gain on these sales of $5,569. The Company is actively marketing its remaining assets held for sale.
      Assets and liabilities held for sale are comprised of the following:

	September 25,	December 26,
	2005	2004

Assets held for sale:
Accounts receivable, net	$1,495	$32,551
Inventories	55	13,020
Property, plant and equipment	2,427	8,099
Other	194	714

Total assets held for sale	$4,171	$54,384

Liabilities held for sale:
Accounts payable	$—	$16,088
Accrued expenses	50	6,223
Deferred income taxes and other	—	5,641

Total liabilities held for sale	$50	$27,952

Note 14 — Subsequent Event
      In October 2005, the Company completed the sale of a product line in its Medical Segment. The Company received gross proceeds of approximately $10 million and anticipates recording a pre-tax gain on the sale of approximately $8 million in the fourth quarter of 2005.

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
Overview
      We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core revenue growth in both the third quarter and first nine months of 2005 as compared to 2004, excluding the impacts of currency, acquisitions and divestitures, was 4%. During the first nine months of 2005, our results were affected by the contribution from the third quarter 2004 acquisition of Hudson Respiratory Care Inc., or HudsonRCI, a leading provider of disposable medical products for respiratory care and anesthesia.
      In August 2005, we completed the sale of our automotive pedal systems business and received $13 million in gross proceeds. We recognized a loss on the sale of $1.0 million, subject to certain post-closing working capital adjustments, which we expect to finalize within the next two quarters. During the third quarter of 2005, we sold a European medical product sterilization business and recognized a pre-tax gain on the sale of $2.2 million. In addition, we sold assets, including assets held for sale totaling $12.5 million, and recognized an aggregate pre-tax gain on these sales of $5.6 million. Earlier in 2005, we reported additional product and business line divestitures associated with our ongoing portfolio review program. During the second quarter of 2005, we adopted a plan to sell a small medical business and we are actively marketing this business. On February 28, 2005, we completed the sale of Sermatech International, a surface-engineering/specialty coatings business, and have recorded a net gain on the sale of $33.7 million. For the third quarter and first nine months of 2005 and comparable periods, the automotive pedal systems business, the European medical product sterilization business, the small medical business and Sermatech business have been presented in our condensed consolidated financial statements as discontinued operations. The Sermatech business was previously reported as part of our Aerospace Segment. In January and February 2005, we also completed the sale of two small product lines in our Medical Segment and an industrial cables business in our Commercial Segment. In October 2005, we completed the sale of a product line in our Medical Segment. We received gross proceeds of approximately $10 million and anticipate recording a pre-tax gain on the sale of approximately $8 million in the fourth quarter of 2005.

      During the fourth quarter of 2004, we announced and commenced implementation of our restructuring and divestiture program designed to improve future operating performance and position us for earnings growth in the years ahead. The planned actions include exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges associated with the restructuring and divestiture program for continuing operations that are included in restructuring costs during the third quarter of 2005 totaled $5.8 million, of which 23% was attributable to our Commercial Segment and 77% was attributable to our Medical Segment. The charges associated with the restructuring and divestiture program for continuing operations that are included in restructuring costs during the first nine months of 2005 totaled $19.7 million, of which 17%, 67% and 16% were attributable to our Commercial, Medical and Aerospace segments, respectively.
      During 2004, we adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” As a result, beginning with the third quarter of 2004, we consolidated four small entities which previously had not been consolidated. These entities are reported in our Medical and Commercial segments. We also determined that it is appropriate to separately identify and reclassify for all periods presented minority interest for all of our consolidated, but not wholly-owned, subsidiaries. The minority interest in consolidated subsidiaries, which previously was included within selling, engineering and administrative expenses, totaled $4.5 million and $13.3 million for the third quarter and first nine months of 2004, respectively. These reclassifications had no impact on previously reported net income.
      On October 22, 2004 the American Jobs Creation Act, or AJCA, was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The deduction is subject to a number of limitations and complexities, and during the past six months, we have been analyzing the previous guidance provided by Treasury and the potential impact of applying the repatriation provision to unremitted foreign earnings held by our various controlled foreign corporations. As of September 25, 2005, management had not decided on whether, and to what extent, we might repatriate foreign earnings under the AJCA, and accordingly, our condensed consolidated financial statements do not reflect any provision for taxes on the unremitted earnings. Subsequent to September 25, 2005, management completed its analysis of the impact of the AJCA and has finalized our plans for repatriation. Based on this analysis, we plan to repatriate $300 million of dividends during November and December 2005. Accordingly, we expect to record a tax expense of approximately $10.1 million during the fourth quarter of 2005 as a result of this repatriation. This expense may be offset by an amount up to approximately $13.5 million to the extent that we record a tax benefit with respect to excess foreign tax credits that may be generated in connection with this repatriation. We are also considering additional opportunities to repatriate earnings during the remainder of the year but, based on the analysis to date, are not able to complete the evaluation with respect to these opportunities until after a number of factors are concluded upon. Such factors include, but are not limited to, a final decision with respect to different divestiture and restructuring alternatives currently under consideration and the potential increased cash flow of non-U.S. operations. Based on the analysis performed to date, we believe that it may be possible to repatriate an additional $0 to approximately $80 million in dividends subject to the elective 85% dividends received deduction which would generate a corresponding tax expense from $0 to approximately $3.0 million. With regard to these potential additional dividends, we expect to finalize our evaluation and may then seek the required corporate officer and Board of Directors approvals of the requisite domestic reinvestment plan within the timeframe that the deduction is available.
Results of Operations
      Discussion of growth from acquisitions reflects the impact of a purchased company up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year and the comparable activity of divested companies within the most recent twelve-month period. The cumulative nine-month consolidation of variable interest entities performed in the third quarter of 2004 impacts the following quarterly comparisons only. The following comparisons exclude the impact of the automotive pedal systems business, Sermatech International business, European medical product sterilization business and small medical business, which have been presented in our condensed consolidated financial results as discontinued operations.

Comparison of the three and nine months ended September 25, 2005 and September 26, 2004
      Revenues increased 2% in the third quarter of 2005 to $587.4 million from $575.9 million in the third quarter of 2004. This increase was due to an increase of 4% from core growth, offset, in part, by decreases of 1% from the consolidation of variable interest entities and 1% from dispositions. Revenues increased 7% in the first nine months of 2005 to $1.87 billion from $1.75 billion in the first nine months of 2004. This increase was due to increases of 5% from acquisitions, 4% from core growth and 1% from currency, offset, in part, by a decrease of 3% from dispositions. The Commercial, Medical and Aerospace segments comprised 46%, 33% and 21% of our third quarter 2005 revenues, respectively, and 48%, 33% and 19% of our revenues for the first nine months of 2005, respectively.
      Materials, labor and other product costs as a percentage of revenues increased to 71.7% and 71.6% in the third quarter and first nine months of 2005, respectively, compared with 69.9% and 71.0% in the third quarter and first nine months of 2004, respectively, due primarily to the impact of duplicate costs and inefficiencies related to the transfer of products between facilities in the Commercial Segment associated with the restructuring program. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues declined to 17.8% and 18.1% in the third quarter and first nine months of 2005, respectively, compared with 22.0% and 20.1% in the third quarter and first nine months of 2004, respectively, due primarily to the continuing reduction of facilities and supporting infrastructure costs and decreased corporate expenses relative to higher revenues.
      Interest expense decreased in the third quarter of 2005 principally due to lower average debt levels in the third quarter of 2005. Interest expense increased in the first nine months of 2005 principally from higher acquisition related debt balances in the first half of 2005. The effective income tax rate was 20.2% in the third quarter of 2005 compared with 15.7% in the third quarter of 2004. The higher rate in the third quarter of 2005 was primarily the result of recognizing a benefit in the third quarter of 2004 of $2.0 million, or $0.05 per share, from releasing a tax reserve whose statutory limitation period expired during the quarter. The effective income tax rate was 22.6% in the first nine months of 2005 compared with 22.2% in first nine months of 2004. Net income for the third quarter of 2005 was $33.6 million, an increase of 92% from the third quarter of 2004, due primarily to a 34% increase in segment operating profits net of corporate expenses. Net income for the first nine months of 2005 was $101.3 million, an increase of 25% from the first nine months of 2004, due primarily to a 25% increase in segment operating profits net of corporate expenses and to the gain on the sale of the Sermatech business. Diluted net earnings per share for the third quarter of 2005 increased 91% to $0.82, and includes the cost of restructuring and discontinued operations. Diluted net earnings per share for the first nine months of 2005 increased 24% to $2.47.
      Minority interest in consolidated subsidiaries increased $0.9 million and $1.9 million in the third quarter and first nine months of 2005, respectively, due to increased profits from our entities that are not wholly-owned.
      For the third quarter and first nine months of 2005, the charges, including changes in estimates, associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	Third Quarter 2005

	Commercial	Medical	Total

	(Dollars in thousands)
Termination benefits	$715	$1,237	$1,952
Contract termination costs	148	48	196
Other restructuring costs	448	3,180	3,628

	$1,311	$4,465	$5,776

	First Nine Months 2005

	Commercial	Medical	Aerospace	Total

	(Dollars in thousands)
Termination benefits	$2,711	$4,735	$517	$7,963
Contract termination costs	(313)	957	—	644
Asset impairments	156	610	1,898	2,664
Other restructuring costs	859	6,983	610	8,452

	$3,413	$13,285	$3,025	$19,723

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
      As of September 25, 2005, we expect to incur the following future restructuring costs in our Commercial and Medical segments over the next three quarters:

	Commercial	Medical

(Dollars in thousands)
Termination benefits	$250 - 500	$14,500 - 17,500
Contract termination costs	0 - 250	2,250 - 4,000
Other restructuring costs	250 - 500	5,500 - 8,000

	$500 - 1,250	$22,250 - 29,500

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

Comparison of the three and nine months ended September 25, 2005 and September 26, 2004
      Commercial Segment revenues increased 1% in the third quarter of 2005 to $270.2 million from $267.6 million in the third quarter of 2004. The increase was due to a 2% increase in core growth, offset, in part, by a 1% decrease from dispositions. The segment benefited from continued strength in its industrial OEM markets and increased sales of driver and motion controls to automotive OEM markets. Slower sales of products into marine and recreational markets resulted in a decline in revenues for these markets when compared with the prior year period. Commercial Segment revenues declined 2% in the first nine months of 2005 to $888.7 million from $903.5 million in the first nine months of 2004. The decline was due to a 6% decrease from dispositions, offset, in part, by increases of 3% from core growth and 1% from currency.

Increased sales of products into industrial markets were more than offset by slower sales of products into marine and recreational markets.
      Commercial Segment operating profit declined 44% in the third quarter of 2005 to $9.2 million from $16.5 million in the third quarter of 2004 and declined 30% in the first nine months of 2005 to $59.4 million from $84.5 million in the first nine months of 2004. These declines primarily reflect lower volume related contributions from higher margin marine and recreational products, the impact of duplicate costs and inefficiencies related to the transfer of products between two Tier 2 automotive supply facilities, the bankruptcy of an automotive supply customer and the impact of divestitures made in 2004. Operating profit as a percent of revenues declined to 3.4% in the third quarter of 2005 from 6.2% in the third quarter of 2004 and declined to 6.7% in the first nine months of 2005 from 9.3% in the first nine months of 2004.

Medical
      Products in the Medical Segment generally are required to meet exacting standards of performance and have long product life cycles. Economic influences on revenues relate primarily to spending patterns in the worldwide medical devices and hospital supply market.

Comparison of the three and nine months ended September 25, 2005 and September 26, 2004
      Medical Segment revenues declined 3% in the third quarter of 2005 to $196.6 million from $202.5 million in the third quarter of 2004. The segment generated an increase of 1% from core growth that was more than offset by decreases of 3% from the consolidation of variable interest entities and 1% from dispositions. New product sales of both surgical devices and specialty products from medical device manufacturers contributed to core growth. Medical Segment revenues increased 23% in the first nine months of 2005 to $624.4 million from $506.6 million in the first nine months of 2004. This increase was due to increases of 19% from acquisitions, 4% from core growth and 1% from currency, offset, in part, by a decrease of 1% from dispositions. Medical Segment revenues increased primarily as a result of the increased sale of disposable medical products, particularly related to the third quarter 2004 acquisition of HudsonRCI, a provider of respiratory care products. Sales of surgical instruments and medical devices increased primarily as a result of new product sales and volume increases for specialty devices sold to medical device manufacturers.
      Medical Segment operating profit increased 28% in the third quarter of 2005 to $38.9 million from $30.4 million in the third quarter of 2004 due primarily to significant improvements in the core business related to benefits of the restructuring program and the integration of HudsonRCI. Medical Segment operating profit increased 44% in the first nine months of 2005 to $114.9 million from $79.7 million in the first nine months of 2004 driven primarily by the HudsonRCI acquisition and significant improvements in the core business as benefits of the restructuring program began to be recognized. Operating profit as a percent of revenues increased to 19.8% in the third quarter of 2005 from 15.0% in the third quarter of 2004 and increased to 18.4% in the first nine months of 2005 from 15.7% in the first nine months of 2004.

Aerospace
      Products and services in the Aerospace Segment, many of which are proprietary, require a high degree of engineering sophistication and are often custom-designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and to demand for power generation.

Comparison of the three and nine months ended September 25, 2005 and September 26, 2004
      Aerospace Segment revenues increased 14% in the third quarter of 2005 to $120.7 million from $105.9 million in the third quarter of 2004. This growth was primarily attributable to strong core growth in repair products and services and in sales of both narrow-body cargo loading systems and wide-body cargo system conversions. Aerospace Segment revenues increased 6% in the first nine months of 2005 to $354.9 million from $335.3 million in the first nine months of 2004. Core growth in repair products and services and cargo handling was offset by the phase out of industrial gas turbine aftermarket services.

      Aerospace Segment operating profit increased 359% in the third quarter of 2005 to $11.5 million from $2.5 million in the third quarter of 2004. The Aerospace Segment had an operating profit of $20.1 million in the first nine months of 2005 compared to a loss of $1.6 million in the first nine months of 2004. Higher volume and improvements in precision-machined components and the cargo systems businesses contributed to the improvement as did a reduction in losses resulting from the exit of the industrial gas turbine aftermarket services. Operating profit as a percent of revenues increased to 9.5% in the third quarter of 2005 from 2.4% in the third quarter of 2004 and increased to 5.7% in the first nine months of 2005 from (0.5)% in the first nine months of 2004.
Liquidity and Capital Resources
      Operating activities provided net cash of approximately $231.8 million during the first nine months of 2005. Changes in our operating assets and liabilities during the first nine months of 2005 resulted in a net cash inflow of $43.3 million, the most significant of which were decreases in accounts receivable and accounts payable and accrued expenses. The decrease in accounts receivable was primarily due to improved cash collection practices including the sale of certain receivables under a non-recourse securitization program. The decrease in accounts payable and accrued expenses was primarily due to pension plan contributions, payments to a minority interest and payments associated with our restructuring program. Our financing activities during the first nine months of 2005 consisted primarily of a reduction in long-term borrowings of $122.4 million, proceeds from long-term borrowings of $61.1 million and a decrease in notes payable and current borrowings of $46.4 million, driven by improved operating cash flow, proceeds from the disposition of businesses and lower capital spending. On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006. Under the approved plan, we repurchased 0.6 million shares on the open market for an aggregate purchase price of $39.3 million. Our investing activities during the first nine months of 2005 consisted primarily of proceeds from the sale of businesses and assets of $124.4 million. Net cash used in discontinued operations was $3.3 million in the first nine months of 2005.
      The following table provides our net debt to total capital ratio:

	September 25,	December 26,
	2005	2004

	(Dollars in thousands)
Net debt includes:
Current borrowings	$22,774	$101,856
Long-term borrowings	635,875	685,912

Total debt	658,649	787,768
Less: Cash and cash equivalents	246,078	115,955

Net debt	$412,571	$671,813

Total capital includes:
Net debt	$412,571	$671,813
Shareholders’ equity	1,133,433	1,109,733

Total capital	$1,546,004	$1,781,546

Percent of net debt to total capital	27%	38%
      The decline in our percent of net debt to total capital for September 25, 2005 as compared to December 26, 2004 is primarily due to the receipt of proceeds from the sale of businesses and assets and improved management of working capital.
      We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no significant changes in market risk for the quarter ended September 25, 2005. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006.
      The following table sets forth certain information regarding our repurchases of our equity securities on the open market during the third quarter of 2005:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

June 27, 2005 - July 31, 2005	—	$—	—	$140,000,000
August 1, 2005 - August 28, 2005	565,300	$67.65	565,300	$101,742,000
August 29, 2005 - September 25, 2005	14,900	$67.48	14,900	$100,737,000

	580,200	$67.64	580,200	$100,737,000

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The following exhibits are filed as part of this report:

Exhibit No.		Description

31(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(b)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
(b)	—	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Jeffrey P. Black

Jeffrey P. Black
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Martin S. Headley

Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Bruno Fontanot

Bruno Fontanot
Corporate Controller
(Principal Accounting Officer)
Dated: November 4, 2005