Form 10-K
period 2005-12-25
TELEFLEX INC
filed 2006-03-20
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005 or

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
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (37,080,375 shares) on June 26, 2005 (the last business day of the registrant’s most recently completed fiscal second quarter) was $2,124,705,488(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
     The registrant had 41,150,750 Common Shares outstanding as of February 21, 2006.
     Document Incorporated By Reference: certain provisions of the registrant’s definitive proxy statement in connection with its 2006 Annual Meeting of Shareholders, to be filed within 120 days of the close of the registrant’s fiscal year are incorporated by reference in Part III hereof.

(1)	For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005

Information Concerning Forward-Looking Statements
All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring and divestiture program; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks that our business is subject to, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

PART I

ITEM 1.	BUSINESS
Overview
     Teleflex Incorporated is a diversified industrial company specializing in the design, manufacture and distribution of specialty-engineered products. We serve a wide range of customers in niche segments of the commercial, medical and aerospace industries. Our products include: driver controls, motion controls, power and vehicle management systems and fluid management systems for commercial industries; disposable medical products, surgical instruments, medical devices and specialty devices for hospitals and healthcare providers; and repair products and services, precision-machined components and cargo-handling systems for commercial and military aviation as well as other industrial markets.
     For more than 60 years, we have grown by providing engineered products that help our customers meet their business requirements. We have grown through an active program of development of new products, introduction of products into new geographic or end-markets and through acquisitions of companies that can add value with related market, technology or industry expertise. We serve a diverse customer base through operations in 24 countries and local direct sales and distribution networks. In 2005, products distributed from our operations in the United States accounted for 45 percent of revenues, and products distributed from our operations in other countries represented 55 percent of revenues.
Our Business Segments
     We classify our business into three business segments — Commercial, Medical and Aerospace. For 2005, the percentages of our consolidated net revenues represented by our segments were as follows: Commercial — 47%; Medical — 33%; and Aerospace — 20%. Additional information regarding our segments is presented in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
    Commercial
     Our Commercial Segment businesses principally design, manufacture and distribute driver control, motion control, power and vehicle management and fluid management products and systems. Our products are used by a wide range of markets including the passenger car and light truck, marine, recreational, mobile power equipment, military, agricultural and construction vehicle, truck and bus and various other industrial equipment sectors. These products are provided through business operating units organized around geographical location, market knowledge and technical expertise. Major manufacturing operations are located in North America, Europe and Asia.
     Driver Controls: This is the largest single product category in the Commercial Segment, representing 47 percent of Commercial Segment revenues in 2005. Products in this category include: full manual and automatic gearshift systems, transmission guide controls, park-lock cables, control cables, mechanical and hydraulic steering, steering columns, throttle controls and industrial vehicle pedal systems. Our driver controls, for example, are used in passenger cars, boats, trucks, agricultural vehicles and recreational vehicles. We are a global supplier of manual and automatic gearshift systems and control cables for passenger cars and light trucks and a leading global provider of both mechanical and hydraulic steering systems for recreational boats.
     Motion Controls: Products in this category represented 24 percent of Commercial Segment revenues in 2005. Motion controls include: mechanical and electro-mechanical controls for seat-comfort, interior flexibility, movement and regulation of window, door, function and other safety controls and mobile power equipment controls and products for heavy-lift applications. While the largest portion of this category relates to seat and interior comfort and motion systems sold to automotive suppliers and industrial vehicle manufac-

turers, our motion systems also serve a wide range of other markets and applications. For example, we are a large supplier of safety cable and light-duty motion controls used in mobile power equipment, and our heavy-lift products, which include heavy-duty cables, hoisting and rigging equipment, are used in oil drilling and other industrial markets.
     Power and Vehicle Management Systems: Products in this category represented 18 percent of Commercial Segment revenues in 2005. Power and vehicle management systems include: mobile auxiliary power systems, fuel management systems and components, industrial actuation products and components, instrumentation and electronic controls for engine and vehicle management, diagnostics and monitoring. These products generally address the need for greater fuel efficiency, reduced emissions, mobile power and improved connectivity of engine and vehicle systems. Our major products in this category include mobile auxiliary power units used for power and climate control in heavy duty trucks, industrial vehicles and locomotives, instrumentation and electronic products for marine and industrial vehicles and components and systems for the use of alternative fuels in military, industrial and automotive applications.
     Fluid Management Systems: Products in this category represented 11 percent of Commercial Segment revenues in 2005. Fluid management products include premium-branded, custom-manufactured and bulk hose and related assemblies that are generally custom-designed and manufactured to address specific requirements for vapor permeation, durability and flexibility. Our fluid management products can be found in automobiles, recreational boats, remote sensing devices, high-purity food processing, underground fuel transfer, compressed natural gas applications and in a number of other industrial product and equipment applications. The largest percentage of fluid management systems are sold to automotive and industrial customers.
     The following table sets forth revenues for 2005, 2004 and 2003 by significant product category for the Commercial Segment.

	2005	2004	2003

	(Dollars in thousands)
Driver Controls	$554,707	$570,410	$530,499
Motion Controls	$283,698	$264,653	$222,566
Power and Vehicle Management Systems	$222,951	$238,838	$222,943
     No other product line for the Commercial Segment amounted to more than 10% of consolidated revenues for any period presented.
     The following table sets forth the percentage of revenues by end market for 2005 for the Commercial Segment.

Automotive Original Equipment Manufacturers (OEMs)	38%
Marine/ Recreational	19%
Automotive Suppliers	14%
Industrial Equipment and Other	12%
Truck and Bus	6%
Mobile Power Equipment	4%
Heavy Lift	4%
Agricultural/ Construction	3%
     Backlog: As of December 25, 2005, our backlog of firm orders for our Commercial Segment was $257 million. This compares with $226 million as of December 26, 2004. Standard Commercial products are typically shipped between two weeks and three months after receipt of order. Therefore, the backlog of such orders is not indicative of probable revenues in any future 12-month period.

     Marketing: The majority of our Commercial Segment products are sold to original equipment manufacturers through a direct sales force of field representatives and technical specialists. We also market our marine products through dealers, distributors and retail outlets serving owners of recreational boats. Our mobile auxiliary power units and climate control units are marketed by our field sales force to dealers and owners of heavy duty trucks and industrial vehicles. Fuel systems and components include custom applications sold directly to military customers and to the automotive aftermarket in Europe.
 Medical
     Our Medical Segment businesses develop, manufacture and distribute disposable medical products, surgical instruments, medical devices and specialty devices for healthcare providers and medical equipment manufacturers. Our products are largely sold and distributed to hospitals and healthcare providers in a range of clinical settings. These products are provided through business operating units organized around product category, market knowledge, geographical location and technical expertise. Major manufacturing operations are located in North America, Europe and Asia.
     Markets for these products are influenced by a number of factors including demographics, utilization and reimbursement patterns in the worldwide healthcare market.
     Disposable Medical Products: This is the largest product category in the Medical Segment, representing 61 percent of segment revenues in 2005. Our disposable medical products are generally used in the clinical specialty areas of anesthesia, respiratory care and urology. Anesthesia and respiratory care products include those used in airway management, oxygen administration and therapy, humidification and aerosol therapy. Urology products include: catheters, drain and irrigation supplies. Our products are marketed under the brand names of Rusch, HudsonRCI, Gibeck and Sheridan. The large majority of sales for disposable medical products are made to the hospital/ healthcare provider market with a smaller percentage to the home health market and medical device manufacturers.
     Surgical Instruments and Medical Devices: Products in this category represented 31 percent of Medical Segment revenues in 2005. Our surgical instrument and medical device products include: hand-held instruments for general and specialty surgical procedures, devices used in cardiovascular, orthopedic and general surgery and minimally-invasive diagnostic and therapeutic care. We also produce and market a range of ligation and closure products. In addition, we provide instrument management and sterilization services. We market surgical instruments and medical devices under the Deknatel, Pleur-evac, Pilling and Weck brand names.
     Specialty Devices: Specialty devices represented 8 percent of Medical Segment revenues in 2005. Products in this category include custom-designed and manufactured specialty instruments for cardiovascular and orthopedic procedures, specialty sutures, microcatheters, introducers and guidewires. We also design and manufacture specialty devices and instruments for industry leading medical device manufacturers and provide them with outsourcing services. Our brands include Beere, KMedic and Deknatel. Specialty devices are generally marketed to medical device manufacturers.
     The following table sets forth revenues for 2005, 2004 and 2003 by significant product category for the Medical Segment.

	2005	2004	2003

	(Dollars in thousands)
Disposable Medical Products	$502,768	$427,888	$282,047
Surgical Instruments and Medical Devices	$261,199	$256,389	$204,474
     No other product line for the Medical Segment amounted to more than 10% of consolidated revenues for any period presented.

     The following table sets forth the percentage of revenues by end market for 2005 for the Medical Segment.

Hospitals/ Healthcare Providers	74%
Medical Device Manufacturers	17%
Home Health	9%
     Backlog: As of December 25, 2005, our backlog of firm orders for our Medical Segment was $65 million. This compares with $65 million as of December 26, 2004. Substantially all of the December 25, 2005 backlog will be filled in 2006. Most of our medical products are sold on orders calling for delivery within a few months. Therefore, the backlog of such orders is not indicative of probable revenues in any future 12-month period.
     Marketing: Medical products are sold directly to hospitals, healthcare providers, distributors and to original equipment manufacturers of medical devices through our own sales forces and through independent representatives and independent distributor networks.
 Aerospace
     Our Aerospace Segment businesses provide repair products and services for flight and ground-based turbine engines; manufacture and distribute precision-machined components; and design, manufacture and market cargo-handling systems. These products require a high degree of engineering sophistication and are often custom-designed. They are provided through business operating units organized by market and technical expertise. Major operations are located in North America, Europe and Asia.
     Commercial aviation markets represent the majority percentage of revenues in this segment. Markets for these products are generally influenced by spending patterns in the commercial aviation and military markets.
     Repair Products and Services: The largest single product category in the Aerospace Segment, repair products and services represented 49 percent of segment revenues in 2005. This category includes repair technologies and services primarily for critical components of flight turbines, including fan blades and airfoils. We utilize advanced reprofiling and adaptive-machining techniques to improve efficiency of aircraft engine performance and reduce turnaround time for maintenance and repairs. Repair products and services are provided through service locations in North America, Europe and Asia. Our repair products and services business is conducted through a consolidated, but not wholly-owned, subsidiary called Airfoil Technologies International (ATI), whose product line serves many of the industry’s leading aircraft engine providers and a range of commercial airlines.
     Precision-Machined Components: Products in this category represented 26 percent of Aerospace Segment revenues in 2005. Our precision-machined components include: fan blades, compressor blades, cases, blisks and other components for military and commercial flight turbine engines and a range of custom-designed and manufactured products for industrial markets. The vast majority of our precision-machined components are sold to original equipment manufacturers of aircraft engines and for military applications, with a very small percentage of products sold to industrial markets.
     Cargo-handling Systems: Products in this category represented 25 percent of Aerospace Segment revenues in 2005. Our cargo-handling systems include on-board cargo-handling systems for wide-body and narrow-body aircraft, actuators, cargo containers, aftermarket spare parts and repair services. Marketed under the Telair International brand name, our wide-body cargo-handling systems are sold to aircraft original equipment manufacturers or to airlines and air freight carriers as “buyer furnished equipment” for original installations or as retrofits for existing equipment. Our other Telair products in this category include: narrow-body aircraft cargo-loading systems and cargo containers. We also manufacture and repair components for our systems and other related aircraft controls, including canopy and door actuators, cargo winches and flight controls.
     The following table sets forth revenues for 2005, 2004 and 2003 by significant product category for the Aerospace Segment.

	2005	2004	2003

	(Dollars in thousands)
Repair Products and Services	$241,532	$234,822	$233,381
     No other product line for the Aerospace Segment amounted to more than 10% of consolidated revenues for any period presented.
     The following table sets forth the percentage of revenues by end market for 2005 for the Aerospace Segment.

Commercial Aviation	84%
Military	12%
Power Generation and Other	4%
     Backlog: As of December 25, 2005, our backlog of firm orders for our Aerospace Segment was $316 million, of which we expect nearly three-fourths to be filled in 2006. Our backlog for our Aerospace Segment on December 26, 2004 was $289 million.
     Marketing: Generally, products sold to the aerospace market are sold through our own force of field representatives.
Discontinued Operations
     During the third quarter of 2005, we completed the sale of our automotive pedal systems business and sold a European medical product sterilization business. During the second quarter of 2005, we adopted a plan to sell a small medical business and we are actively marketing this business. During the first quarter of 2005, we completed the sale of Sermatech International, a surface-engineering/specialty coatings business. For 2005 and comparable periods, the automotive pedal systems business, the European medical product sterilization business, the small medical business and Sermatech business have been presented in our consolidated financial statements as discontinued operations. The Sermatech business was previously reported as part of our Aerospace Segment. For a more complete discussion, see Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Competition
     Given the range and diversity of our products and markets, no one competitor offers competitive products for all the markets and customers that we serve. In general, all of our segments and product lines face significant competition from competitors of varying sizes, although the number of competitors in each market tends to be limited. We believe that our competitive position depends on the technical competence and creative ability of our engineering personnel, the know-how and skill of our manufacturing personnel and the strength and scope of our sales, service and distribution networks.
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
Suppliers and Materials
     Materials used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used or components supplied for our overall operations. Most of the materials and components we use are available from multiple sources and where practical, we attempt to identify alternative suppliers. Volatility in commodity markets, particularly steel and plastic resins, can have a significant impact on the cost of producing certain of our products. We cannot be assured of successfully passing these cost increases through to all of our customers, particularly OEMs.
Seasonality
     A portion of our revenues, particularly in the Commercial and Medical segments, are subject to seasonal fluctuations. Revenues in the automotive and industrial markets are generally reduced in the third quarter of each year as a result of preparations by OEM manufacturers for the upcoming model year. In addition, marine aftermarket revenues generally increase in the second quarter as boat owners prepare their watercraft for the upcoming season. Incidence of flu and other disease patterns as well as the frequency of elective medical procedures affect revenues related to disposable medical products.
Employees
     We employed approximately 20,400 full-time and temporary employees at December 25, 2005. Of these employees, approximately 8,100 were employed in the United States and 12,300 in countries outside of the United States. Less than 10 percent of our employees in the United States were covered by union contracts. We have government-mandated collective-bargaining arrangements or union contracts that cover employees in other countries. We believe we have good relationships with our employees.
Investor Information
     We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file reports and information, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy and information statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
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
EXECUTIVE OFFICERS
     The names and ages of all of our executive officers as of February 21, 2006 and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company

Lennox K. Black	75	Chairman of the Board
John J. Sickler	63	Vice Chairman
Jeffrey P. Black	46	President, Chief Executive Officer and Director
Clark D. Handy	49	Executive Vice President — Human Resources
Martin S. Headley	49	Executive Vice President and Chief Financial Officer
Laurence G. Miller	51	Senior Vice President, General Counsel and Secretary
Kevin K. Gordon	43	Senior Vice President — Corporate Development
Vince Northfield	42	President — Commercial
Forrest Whittaker	56	President — Medical
John Suddarth	46	President — Aerospace
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
     Mr. Handy has been Executive Vice President—Human Resources since April 2003. He was Vice President of Human Resources for the Research and Development division of Wyeth, an international provider of pharmaceuticals, consumer healthcare products, and animal healthcare products, from August 2000 to April 2003, and from November 1998 until August 2000 he was Vice President of Human Resources for the Supply Chain division of Wyeth.
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
     Mr. Gordon has been Senior Vice President — Corporate Development since June 2005. From December 2000 to June 2005, Mr. Gordon was Vice President — Corporate Development. Prior to December 2000, Mr. Gordon was Director of Business Development.
     Mr. Northfield has been the President of Teleflex Commercial since June 2005. From 2004 to 2005, Mr. Northfield was the President of Teleflex Automotive and the Vice President of Strategic Development. Mr. Northfield held the position of Vice President of Strategic Development from 2001 to 2004. Prior to 2001, Mr. Northfield was Vice President and General Manager of North American operations of Morse Controls, a manufacturer of performance and control systems and aftermarket parts for marine and industrial applications, which was acquired by Teleflex in 2001.
     Mr. Whittaker has been the President of Teleflex Medical since April 2003. Prior to joining Teleflex, Mr. Whittaker was the President of the Respiratory Division of Tyco Healthcare, a company engaged in the manufacture, distribution and servicing of medical devices.
     Mr. Suddarth has been the President of Teleflex Aerospace since July 2004. From 2003 to 2004, Mr. Suddarth was the President of Techsonic Industries Inc., a subsidiary of Teleflex that manufactured underwater sonar and video viewing equipment which was divested in 2004. Mr. Suddarth was the Chief Operating Officer of AMF Bowling Products, Inc., a bowling equipment manufacturer, from 2001 to 2003. Prior to 2001, Mr. Suddarth was President of Morse Controls, a manufacturer of performance and control systems and aftermarket parts for marine and industrial applications, which was acquired by Teleflex in 2001.
     Our officers are elected annually by the Board of Directors at the first meeting of the Board held after our annual stockholders meeting. Each officer serves at the pleasure of the Board until their respective successors have been elected.
ITEM 1A.    RISK FACTORS
     Our business is subject to certain risks that could adversely affect our business, financial condition and results of operations. These risks include, but are not limited to, the following:
     The costs associated with our restructuring and divestiture program may be greater than expected.
     We are engaged in a restructuring and divestiture program, which requires management to utilize significant estimates related to realizable values of assets made redundant or obsolete and expenses for severance and other employee separation costs, lease cancellation and other exit costs. Although the program is substantially completed, actual results could differ materially from those estimated due to, among other things: inability to sell businesses at prices, or within time-periods, anticipated by management; unanticipated expenditures in connection with the effectuation of the program; costs and length of time required to comply with legal requirements applicable to certain aspects of the program; inability to realize anticipated cost savings; and unanticipated difficulties in connection with consolidation of manufacturing and administrative functions.
     Many of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy.
     Although the diversified nature of our business reduces the risk that all of our operations would experience simultaneous cyclical downturns, many of the businesses which we operate are subject to specific industry and general economic cycles, most acutely in the automotive, marine, aerospace and transportation industries. Accordingly, any downturn in these or other markets in which we participate could materially adversely affect us. Moreover, if demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter.

     We are subject to risks associated with our non-U.S. operations.
     Although no material concentration of our manufacturing operations exists in any single country, we have significant manufacturing operations outside the United States, including entities that are not wholly-owned and other alliances. As of December 25, 2005, approximately 42% of our total assets and 55% of our total revenues were attributable to products distributed from our operations outside the U.S. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S., including:

•	exchange controls and currency restrictions;

•	trade protection measures and import or export requirements;

•	subsidies or increased access to capital for firms who are currently or may emerge as competitors in countries in which we have operations;

•	potentially negative consequences from changes in tax laws;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	unsettled political conditions and possible terrorist attacks against American interests.
     These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition.
     Our products are typically integrated into other manufacturers’ products. As a result changes in demand for our customers’ products may adversely affect our revenues on short notice.
     Many of our customers in the Commercial and Aerospace segments, including OEMs, integrate our products into products our customers sell. Our customers also generally have no obligation to purchase any minimum quantity of product from us and may terminate our arrangement on short notice, typically 30 to 90 days, sometimes less. Our reported backlog may not be realized as revenues. Revenues could materially decline if these customers experience a reduction in demand for their products or cancel a significant number of contracts and we cannot replace them with similar arrangements.
     Customers in our Medical Segment depend on third party reimbursement.
     Demand for some of our medical products is impacted by the reimbursement to our customers of patients’ medical expenses by government healthcare programs and private health insurers in the countries where we do business. Internationally, medical reimbursement systems vary significantly, with medical centers in some countries having fixed budgets, regardless of the level of patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for some of our medical products could be impacted.
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
     We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We expect revenue from products manufactured in, and sold into, non-U.S. markets to continue to represent a significant portion of our net revenue. Our consoli-

dated financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars, our reporting currency. When the U.S. dollar strengthens or weakens in relation to the foreign currencies of the countries where we sell or manufacture our products, such as the euro, our U.S. dollar-reported revenue and income will fluctuate. Although we maintain a currency hedging program to reduce the effects of this fluctuation, changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations.
     Many of our products have significant steel and plastic resin content. We also use quantities of other commodities, including copper and zinc. We monitor these exposures as an integral part of our overall risk management program. However, volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows.
     We depend on our ability to develop new products.
     The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and to enhance existing products, including developing electronic technology to replace or improve upon mechanical technology. This product development may require substantial investment by us. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products, such as the inability to:

•	identify viable new products;

•	obtain adequate intellectual property protection;

•	gain market acceptance of new products; or

•	successfully obtain regulatory approvals.
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
     Because many of our products rely on proprietary technology, we believe that the development and protection of these intellectual property rights is important to the future success of our business. In addition to relying on patent, trademark and copyright rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees, to protect our know-how and trade secrets. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use these products or technology. The steps we have taken may not prevent unauthorized use of this technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S., and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better technology than us or that current and former employees, contractors and other parties will not breach confidentiality agreements, misappropriate proprietary information and copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights.
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
     We are also subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things:

•	the generation, storage, use and transportation of hazardous materials;

•	emissions or discharges of substances into the environment; and

•	the health and safety of our employees.
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
     Approximately 15% of manufacturing revenues are produced by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements in foreign jurisdictions. It is likely that a significant portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
     Our operations have approximately 168 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. The properties are maintained in good operating condition and are suitable for their intended use. All the plants have space available for the activities currently conducted therein and expected in the next several years.
     Our major facilities are as follows:

	Square	Owned or
Location	Footage	Leased

Commercial Segment
Shanghai, P.R. China	243,000	Leased
Dassel, Germany	213,000	Owned
Vrable, Slovakia	177,000	Leased
Richmond, Canada	168,000	Leased
Litchfield, IL	164,000	Owned
Chongqing, P.R. China	149,000	Leased
Houston, TX	147,000	Owned
Nuevo Laredo, Mexico	143,000	Leased
Van Wert, OH	130,000	Owned
Cluses Cedex, France	120,000	Owned
Singapore, Asia	117,000	Owned
Kitchener, Canada	111,000	Owned
Shanghai, P.R. China	106,000	Owned
Basildon, England	102,000	Leased
Matamoros, Mexico	102,000	Leased
Haysville, KS	100,000	Leased
Hagerstown, MD	99,000	Owned
Limerick, PA	98,000	Owned
Suffield, CT	90,000	Leased
Heiligenhaus, Germany	87,000	Owned
Gorinchem, Netherlands	87,000	Leased

	Square	Owned or
Location	Footage	Leased

Sarasota, FL	83,000	Owned
Willis, TX	80,000	Owned
Laredo, TX	78,000	Leased
Quebec, Canada	76,000	Leased
Milton Keynes, England	66,000	Owned
Epila, Spain	63,000	Owned
Enschede, Netherlands	54,000	Owned
Clearwater, FL	53,000	Leased
Siofok, Hungary	50,000	Leased

Medical Segment
Haslet, TX	368,000	Leased
Nuevo Laredo, Mexico	276,000	Leased
Kernen, Germany	206,000	Owned
Durham, NC	199,000	Leased
Perak, West Malaysia	181,000	Owned
Durham, NC	145,000	Owned
Kernan, Germany	123,000	Leased
Tecate, Mexico	97,000	Leased
Arlington Heights, IL	86,000	Leased
Kenosha, WI	67,000	Owned
Montevideo, Uruguay	64,000	Owned
Jaffrey, NH	62,000	Owned
Betschdorf, France	60,000	Owned
Bad Liebenzell, Germany	51,000	Leased
Kuala Lumpur, Malaysia	50,000	Leased

Aerospace Segment
Cincinnati, OH	204,000	Leased
Simi Valley, CA	122,000	Leased
Muncie, IN	105,000	Leased
Singapore, Asia	104,000	Owned
Miesbach, Germany	101,000	Leased
Mentor, OH	90,000	Leased
Ripley, England	77,000	Leased
Compton, CA	50,000	Leased
     In addition to the above, we own or lease approximately 1,385,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia and Asia. We also own or lease certain properties that are no longer being used in our operations. We are actively marketing these owned properties and seeking to sublease these leased properties. At December 25, 2005, the owned properties were classified as held for sale.

ITEM 3.	LEGAL PROCEEDINGS
     We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.
     In February 2004, a jury verdict of $34.8 million was rendered against one of our subsidiaries in a trademark infringement action. In February 2005, the trial judge entered an order rejecting the jury award in its entirety. Both parties have filed notice to appeal on various grounds. While we cannot predict the outcome of the appeals, we will continue to vigorously contest this litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our stockholders during the quarter ended December 25, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is listed on the New York Stock Exchange, Inc. (symbol “TFX”). Our quarterly high and low stock prices and dividends for 2005 and 2004 are shown below.
     Price Range and Dividends of Common Stock

2005	High	Low	Dividends

First Quarter	$52.85	$48.24	$0.22
Second Quarter	$59.85	$49.41	$0.25
Third Quarter	$71.58	$56.97	$0.25
Fourth Quarter	$71.99	$64.08	$0.25

2004	High	Low	Dividends

First Quarter	$54.93	$47.42	$0.20
Second Quarter	$50.95	$43.97	$0.22
Third Quarter	$50.36	$40.37	$0.22
Fourth Quarter	$52.30	$40.84	$0.22
     Various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of our stock and payment of cash dividends. Under the most restrictive of these provisions, $213 million of retained earnings was available for dividends and stock repurchases at December 25, 2005. On February 22, 2006, the Board of Directors declared a quarterly dividend of $0.25 per share on our common stock, which was paid on March 15, 2006 to holders of record on March 6, 2006. As of March 6, 2006, we had approximately 1,005 holders of record of our common stock.
     On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006. Under the approved plan, we repurchased 690,100 shares on the open market during 2005 for an aggregate purchase price of $46.5 million. The following table sets forth certain information regarding our repurchases of our equity securities on the open market during the fourth quarter of 2005:

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

September 26, 2005 — October 30, 2005	—	$—	—	$100,737,000
October 31, 2005 — November 27, 2005	48,600	$65.99	48,600	$97,529,000
November 28, 2005 — December 25, 2005	61,300	$66.02	61,300	$93,482,000

	109,900	$66.01	109,900	$93,482,000

ITEM 6.	SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share)
Statement of Income Data:
Revenues(2)	$2,514,552	$2,390,411	$2,060,896	$1,849,897	$1,687,743
Income from continuing operations before interest, taxes and minority interest	$248,068	$134,256	$199,690	$209,012	$205,138
Income from continuing operations	$139,772	$65,124	$115,551	$122,431	$113,400
Per Share Data:
Income from continuing operations — basic	$3.45	$1.62	$2.92	$3.12	$2.93
Income from continuing operations — diluted	$3.41	$1.61	$2.89	$3.08	$2.89
Cash dividends	$0.97	$0.86	$0.78	$0.71	$0.66
Balance Sheet Data:
Total assets	$2,506,385	$2,691,734	$2,144,745	$1,844,496	$1,654,840
Long-term borrowings, less current portion(2)	$505,272	$685,912	$229,634	$240,038	$227,271
Shareholders’ equity	$1,142,074	$1,109,733	$1,062,302	$912,281	$778,143
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$335,892	$254,795	$225,696	$193,000	$183,253
Free cash flow(3)	$226,721	$167,282	$118,517	$93,131	$74,094

(1)	Certain reclassifications have been made to the prior years’ selected financial data to conform to current year presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

(2)	Amounts exclude the impact of certain businesses sold or discontinued, which have been presented in our consolidated financial results as discontinued operations.

(3)	Free cash flow may be considered a non-GAAP financial measure. Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934 (“1934 Act”) define and prescribe the conditions for use of certain non-GAAP financial information. We use this non-GAAP financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with GAAP. This non-GAAP financial measure should not be relied upon to the exclusion of GAAP financial measures. This non-GAAP financial measure reflects an additional way of viewing an aspect of our operations that, when viewed with our GAAP results and the accompanying reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. The following is a reconciliation of this non-GAAP financial measure to the nearest GAAP measure as required under Securities and Exchange Commission rules.

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Free cash flow	$226,721	$167,282	$118,517	$93,131	$74,094
Capital expenditures	69,851	52,938	76,298	72,008	83,573
Dividends	39,320	34,575	30,881	27,861	25,586

Net cash provided by operating activities from continuing operations	$335,892	$254,795	$225,696	$193,000	$183,253

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core revenue growth in 2005 as compared to 2004, excluding the impacts of currency, acquisitions and divestitures, was 5%. During the first six months of 2005, our results were benefited by the contribution from the third quarter 2004 acquisition of Hudson Respiratory Care Inc., or HudsonRCI, a leading provider of disposable medical products for respiratory care and anesthesia. Further in 2005, we acquired a small repair products and services business in the Aerospace Segment for $8.0 million.
     During 2004, we commenced a portfolio review program that resulted in the sale of a number of non-core businesses and product lines in 2005:

				Pre-tax
			Gross	Gain/ (Loss)
Date	Business or Product Line Sold	Segment	Proceeds	On Sale

			(Dollars in millions)
October 2005	Medical product line	Medical	$10.3	$9.0
August 2005	European medical product sterilization business	Medical	$7.9	$2.1
August 2005	Automotive pedal systems business	Commercial	$7.5	$(1.7)
February 2005	Sermatech International — a surface engineering/specialty coatings business	Aerospace	$79.9	$34.4

     In January and February 2005, we also completed the sale of two small product lines in our Medical Segment and an industrial cables business in our Commercial Segment. During the second quarter of 2005, we adopted a plan to sell a small medical business. We are actively marketing this business and recognized a loss of $4.6 million in 2005 based upon the excess of the carrying value of the business as compared to the estimated fair value of the business less costs to sell. Additionally, we recognized a $20.9 million reduction in the carrying value of the automotive pedal systems business during 2005. For 2005 and comparable periods, the automotive pedal systems business, the European medical product sterilization business, the small medical business and Sermatech business have been presented in our consolidated financial statements as discontinued operations.
     During the fourth quarter of 2004, we announced and commenced implementation of our restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The planned restructuring actions have included exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges associated with the restructuring program for continuing operations that are included in restructuring costs during 2005 totaled $27.1 million, of which 13%, 76% and 11% were attributable to our Commercial, Medical and Aerospace segments, respectively.
     On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006. Under the approved plan, we repurchased 0.7 million shares on the open market during 2005 for an aggregate purchase price of $46.5 million.
     During the fourth quarter of 2004, we eliminated the one-month lag for certain of our foreign operations to coincide with the timing of reporting for all of our other operations. As a result, our consolidated results for 2004 include the results of those operations for the month of December 2003 and the entire twelve months of 2004, whereas our consolidated results for 2003 include the results of those operations for the month of December 2002 and the first eleven months of 2003 and our consolidated results for 2005 include the results of those operations for the entire twelve months of 2005. This change increased our consolidated revenues for 2004 by $16.9 million and reduced our consolidated income from continuing operations before taxes and minority interest for 2004 by $1.1 million.
     On October 22, 2004 the American Jobs Creation Act, or AJCA, was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The deduction is subject to a number of limitations and complexities, and during the past nine months, we have been analyzing the previous guidance provided by the Treasury Department and the potential impact of applying the repatriation provision to unremitted foreign earnings held by our various controlled foreign corporations. During the fourth quarter 2005, management completed its analysis of the impact of the AJCA and finalized and executed a repatriation plan. Under this plan, we repatriated $304 million of dividends during November and December 2005. Accordingly, we recorded a tax expense of approximately $8.3 million during the fourth quarter of 2005 as a result of this repatriation. This tax expense was offset by a tax benefit of approximately $14.1 million related to excess foreign tax credits generated in connection with this repatriation. Management obtained the requisite corporate officer and Board of Directors approvals of the domestic reinvestment plan within the timeframe specified.
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
     We have identified the following as critical accounting estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presenta-

tion of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

Inventory Utilization
     Inventories are valued at the lower of average cost or market. Inherent in this valuation are significant management judgments and estimates concerning excess inventory and obsolescence rates. Based upon these judgments and estimates, we record a reserve to adjust the carrying amount of our inventories. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Our inventory reserve was $44.6 million and $61.3 million at December 25, 2005 and December 26, 2004, respectively. Dispositions and currency fluctuations accounted for the majority of this decline.

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

Accounting for Goodwill and Other Intangible Assets
     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, we perform an annual impairment test of our recorded goodwill. In addition, we test our other indefinite-lived intangible assets for impairment. These impairment tests can be significantly altered by estimates of future performance, long-term discount rates and market price valuation multiples. These estimates will likely change over time. Many of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. Goodwill and other intangible assets totaled $712.0 million and $745.8 million at December 25, 2005 and December 26, 2004, respectively.

Accounting for Pensions and Other Postretirement Benefits
     We provide a range of benefits to eligible employees and retired employees, including pensions and postretirement healthcare. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include actuarial assumptions about discount rates, expected rates of return on plan assets, compensation increases, turnover rates and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.
     Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. A 50 basis point increase in the assumed discount rate would decrease the total net periodic pension and postretirement healthcare expense for 2005 by approximately $1.1 million and would decrease the projected benefit obligation at December 25, 2005 by approximately $12.3 million. A 50 basis point decrease in the assumed discount rate would increase these amounts by approximately $1.1 million and $13.5 million, respectively. A 50 basis point change in the expected return on plan assets would impact 2005 annual pension expense by approximately $0.6 million. A 1.0% increase in the assumed healthcare trend rate would increase the 2005 benefit expense by approximately $0.1 million and would increase the projected benefit obligation by approximately $2.1 million. A 1.0% decrease in the assumed healthcare trend rate would decrease the 2005 benefit expense by approximately $0.1 million and would decrease the projected benefit obligation by approximately $1.8 million.

Accounting for Restructuring Costs
     Restructuring costs, which include termination benefits, contract termination costs, asset impairments and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs include the terms that may be negotiated to exit certain contractual obligations, the realizable value of certain assets associated with discontinued product lines and the timing of employees leaving the company. The estimated total cost of the restructuring and divestiture actions which commenced in November 2004 is anticipated to be between $206 million and $211 million.

Accounting for Allowance for Doubtful Accounts
     An allowance for doubtful accounts is maintained for which the collection of the full amount of accounts receivable is doubtful. The allowance is based on our historical experience, the period an account is outstanding, the financial position of the customer and information provided by credit rating services. We review the allowance periodically and adjust it as necessary. Our allowance for doubtful accounts was $10.1 million and $11.3 million at December 25, 2005 and December 26, 2004, respectively. The decline is primarily attributable to currency fluctuations.

Product Warranty Liability
     Most of our sales are covered by warranty provisions for the repair or replacement of qualifying defective items for a specified period after the time of the sales. We estimate our warranty costs and liability based on a number of factors including historical trends of units sold, the status of existing claims, recall programs and communication with customers. Our estimated product warranty liability was $14.2 million and $9.7 million at December 25, 2005 and December 26, 2004, respectively.

Accounting for Income Taxes
     Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potentially litigation, the outcome of which is uncertain. Management must make judgments currently about such uncertainties and determine estimates of our tax assets and liabilities. To the extent the final outcome differs, future adjustments to our tax assets and liabilities will be necessary. Our income taxes payable was $46.2 million and $23.3 million at December 25, 2005 and December 26, 2004, respectively.
     We are also required to assess the realizability of our deferred tax assets, taking into consideration our forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against our deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

Accounting Standards Issued Not Yet Adopted
     See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
Results of Operations
     Discussion of growth from acquisitions reflects the impact of a purchased company up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year, the impact of eliminating the one-month reporting lag for certain of our foreign operations and the comparable activity of divested companies within the most recent twelve-month period. The following comparisons exclude the impact of certain businesses sold or discontinued, which have been presented in our consolidated financial results as discontinued operations as outlined above.

Comparison of 2005 and 2004
     Revenues increased 5% in 2005 to $2.51 billion from $2.39 billion in 2004. This increase was due to increases of 5% from core growth and 4% from acquisitions, offset, in part, by decreases of 3% from dispositions and 1% from the impact of eliminating the one-month reporting lag in 2004 for certain of our foreign operations. The Commercial, Medical and Aerospace segments comprised 47%, 33% and 20% of our revenues, respectively.
     Materials, labor and other product costs as a percentage of revenues increased to 71.8% in 2005 compared with 71.3% in 2004 due primarily to the impact of duplicate costs and inefficiencies related to the transfer of products between facilities in the Commercial Segment associated with the restructuring program. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues declined to 17.9% in 2005 compared with 20.4% in 2004 due primarily to the continuing reduction of facilities and supporting infrastructure costs and decreased unallocated corporate expenses relative to higher revenues.
     Interest expense increased in 2005 principally from higher acquisition related debt balances in the first half of 2005. Interest income increased in 2005 primarily due to higher average cash balances, related to increased proceeds received from sales of businesses and assets in 2005. The effective income tax rate was 22.99% in 2005 compared with 13.17% in 2004. The higher rate in 2005 was primarily the result of the increase in foreign earnings for businesses located in higher-taxed jurisdictions. Minority interest in consolidated subsidiaries increased $1.1 million in 2005 due to increased profits from our entities that are not wholly-owned. Net income for 2005 was $138.8 million, an increase of $129.3 million from 2004, due primarily to a 60% decrease in restructuring costs and to the gain on the sale of the Sermatech business. Diluted earnings per share increased $3.15 to $3.39, and includes the net gain on sales of businesses and assets and the cost of restructuring and discontinued operations.
     During the fourth quarter of 2004, we announced and commenced implementation of our restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The actions have included exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.
     Certain costs associated with our restructuring and divestiture program are not included in restructuring costs. All inventory adjustments that resulted from the restructuring and divestiture program and certain other costs associated with closing out businesses during 2005 and 2004 are included in materials, labor and other product costs and totaled $2.0 million and $17.0 million, respectively. The $2.0 million in costs for 2005 related to our Aerospace Segment. Of the $17.0 million in costs for 2004, $4.5 million and $12.5 million were attributed to our Commercial and Aerospace segments, respectively.

     For 2005 and 2004, the charges, including changes in estimates, associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	2005

	Commercial	Medical	Aerospace	Total

	(Dollars in thousands)
Termination benefits	$2,456	$6,492	$517	$9,465
Contract termination costs	(154)	1,184	—	1,030
Asset impairments	156	3,270	1,898	5,324
Other restructuring costs	943	9,694	610	11,247

	$3,401	$20,640	$3,025	$27,066

	2004

	Commercial	Medical	Aerospace	Total

	(Dollars in thousands)
Termination benefits	$8,407	$6,625	$1,388	$16,420
Contract termination costs	775	—	2,300	3,075
Asset impairments	11,244	3,681	32,662	47,587
Other restructuring costs	390	146	—	536

	$20,816	$10,452	$36,350	$67,618

     Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring and divestiture program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities and in 2005 also include a $0.5 million reduction in the estimated cost associated with a lease termination in conjunction with a consolidation of manufacturing facilities in our Commercial Segment. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities and in 2004 also relate to goodwill associated with our Industrial Gas Turbine aftermarket services business. Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.
     As of December 25, 2005, we expect to incur the following future restructuring costs in our Medical Segment over the next 2 quarters (dollars in thousands):

Termination benefits	$13,000 - 14,000
Contract termination costs	1,750 - 2,750
Other restructuring costs	2,750 - 5,750

$17,500 - 22,500

     Cost savings from our restructuring and divestiture program were approximately $53 million in 2005 and we expect cost savings for 2006 to be between $60 million and $80 million.

Comparison of 2004 and 2003
     Revenues increased 16% in 2004 to $2.39 billion from $2.06 billion in 2003. This increase was due to increases of 7% from acquisitions, 6% from core growth, 4% from currency, 1% from the consolidation of variable interest entities and 1% from the impact of eliminating the one-month reporting lag for certain of our foreign operations, offset, in part, by a decrease of 3% from dispositions. The Commercial, Medical and Aerospace segments comprised 50%, 31% and 19% of our revenues, respectively.
     Materials, labor and other product costs as a percentage of revenues decreased to 71.3% in 2004 compared to 71.7% in 2003. The decline was due to the disposition of underperforming businesses and a favorable contribution from the HudsonRCI acquisition. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues increased to 20.4% in 2004 compared with 18.7% in 2003 due to increases relative to sales in the Commercial and Aerospace segments and higher corporate expenses which were impacted by the costs of compliance with the Sarbanes-Oxley Act of 2002 and costs associated with the resolution of a number of legal matters.
     In 2003, we sold an investment, resulting in a pre-tax gain of $3.1 million, or $0.05 per share after tax. In 2004, we sold six non-strategic businesses, resulting in a net pre-tax gain of $2.7 million, or $0.04 per share.
     Interest expense increased in 2004 principally from higher debt outstanding in connection with the HudsonRCI acquisition, net of repayments and lower borrowing costs. The effective income tax rate was 13.17% in 2004 compared with 24.06% in 2003. The lower rate in 2004 was primarily the result of the benefit associated with the restructuring and divestiture program. Minority interest in consolidated subsidiaries increased $3.1 million in 2004 due to increased profits from our entities that are not wholly-owned. Net income for 2004 was $9.5 million, a decrease of 91% from 2003. Diluted earnings per share decreased 91% to $0.24, and includes the cost of restructuring and discontinued operations.
Segment Reviews
     The following is a discussion of our segment operating results. Additional information regarding our segments is presented in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
 Commercial
     Products in the Commercial Segment are manufactured for broad distribution as well as custom fabricated to meet individual customer needs. Consumer spending patterns influence the market trends for products sold to the automotive and marine markets.
     Automotive cable and shifter products are manufactured primarily for automotive OEMs. Discussion of marine and industrial product lines below includes the manufacturing and distribution of driver controls, motion controls, power and vehicle management systems and fuel management systems to the automotive supply, marine and industrial markets.

Comparison of 2005 and 2004
     Commercial Segment revenues declined 1% in 2005 to $1.19 billion from $1.20 billion in 2004. The segment generated an increase of 3% from core growth that was more than offset by a 4% decrease from dispositions. The segment benefited from strength in its industrial OEM markets, the contribution of new driver controls and power and vehicle management system products and increased sales of driver and motion controls to automotive OEM markets. These benefits were more than offset by slower sales of products into marine and recreational markets.
     Commercial Segment operating profit declined 23% in 2005 to $81.1 million from $105.7 million in 2004. This decline primarily reflects lower volume related contributions from higher margin marine and recreational products, the impact of duplicate costs and inefficiencies related to the transfer of products between two Tier 2 automotive supply facilities, the bankruptcy of an automotive supply customer and the impact of divestitures made in 2004. Operating profit as a percent of revenues declined to 6.8% in 2005 from 8.8% in 2004.
     Assets in the Commercial Segment declined $111.1 million or 12%, primarily due to the impact of currency and business dispositions.

Comparison of 2004 and 2003
     Commercial Segment revenues increased 10% in 2004 to $1.20 billion from $1.09 billion in 2003. The improvement was due to increases of 8% from core growth, 4% from currency and 3% from acquisitions, offset, in part, by a 5% decrease from dispositions. Revenue from driver control products sold to OEM’s increased slightly in 2004 compared to 2003, with increases from currency and core growth mostly offset by a decrease from a disposition. For the remainder of the segment, three-fourths of the revenue improvements were the result of core gains. Favorable currency translation provided a majority of the remaining increase; revenues from acquired entities were equivalent to the impact of dispositions.
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
     Assets in the Commercial Segment increased $31.1 million, as currency and receivable increases in European automotive cable and shifter and United States light-duty cables were tempered by the impact of business dispositions.
 Medical
     Products in the Medical Segment generally are required to meet exacting standards of performance and have long product life cycles. Economic influences on revenues relate primarily to spending patterns in the worldwide medical devices and hospital supply market.

Comparison of 2005 and 2004
     Medical Segment revenues increased 13% in 2005 to $831.1 million from $736.4 million in 2004. This increase was due to increases of 13% from acquisitions and 3% from core growth, offset, in part, by decreases of 2% from the impact of eliminating the one-month reporting lag in 2004 for certain of our foreign operations and 1% from dispositions. Medical Segment revenues increased primarily as a result of the increased sale of disposable medical products, particularly related to the third quarter 2004 acquisition of HudsonRCI, a provider of respiratory care products. Sales of surgical instruments and medical devices increased primarily as a result of new product sales and volume increases for specialty devices sold to medical device manufacturers.
     Medical Segment operating profit increased 29% in 2005 to $150.0 million from $116.7 million in 2004 driven primarily by the HudsonRCI acquisition and significant improvements in the core business as benefits of the restructuring program began to be recognized. Operating profit as a percent of revenues increased to 18.0% in 2005 from 15.8% in 2004.
     Assets in the Medical Segment declined $67.0 million or 6%, primarily due to the impact of currency.

Comparison of 2004 and 2003
     Medical Segment revenues increased 40% in 2004 to $736.4 million from $525.8 million in 2003. This increase was due to increases of 24% from acquisitions, 6% from core growth, 5% from currency, 3% from the impact of eliminating the one-month reporting lag for certain of our foreign operations and 2% from the consolidation of variable interest entities. In disposable medical products, 59% of the growth came from the HudsonRCI acquisition with currency and core improvement providing a majority of the remaining increase. In surgical instruments and medical devices, the cardiothoracic acquisition in the third quarter of 2003 accounted for over two-thirds of the year-over-year revenue improvement.

     Medical Segment operating profit increased 38% in 2004 to $116.7 million from $84.7 million in 2003. This increase was driven largely by acquisitions and core volume gains in both the disposable medical products and surgical instruments and medical devices product lines. Operating profit as a percent of revenues declined to 15.8% in 2004 from 16.1% in 2003.
     Assets in the Medical Segment increased $538.9 million or 95% primarily due to the HudsonRCI acquisition.
 Aerospace
     Products and services in the Aerospace Segment, many of which are proprietary, require a high degree of engineering sophistication and are often custom-designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and to demand for power generation.

Comparison of 2005 and 2004
     Aerospace Segment revenues increased 9% in 2005 to $493.8 million from $453.2 million in 2004. Strong core growth in repair products and services and in sales of both narrow-body cargo loading systems and wide-body cargo system conversions, along with an increase due to a small acquisition in 2005, was partially offset by the impact of eliminating the one-month reporting lag in 2004 for certain of our foreign operations and by the phase out of industrial gas turbine aftermarket services.
     Aerospace Segment operating profit increased to a profit of $33.4 million in 2005 from a loss of $10.5 million in 2004, an improvement of $43.9 million. Higher volume and improvements in precision-machined components and the cargo systems businesses contributed to the increase as did a reduction in losses resulting from the exit of the industrial gas turbine aftermarket services. Operating profit (loss) as a percent of revenues was 6.8% in 2005 versus (2.3)% in 2004.
     Assets in the Aerospace Segment declined $106.0 million or 27%, due primarily to the impact of the sale of the Sermatech International business.

Comparison of 2004 and 2003
     Aerospace Segment revenues increased 2% in 2004 to $453.2 million from $445.6 million in 2003. This increase was due to increases of 1% from core growth, 1% from currency and 1% from the impact of eliminating the one-month reporting lag for certain of our foreign operations, offset, in part, by a 1% decrease from dispositions. Core growth was the result of double-digit growth in repair products and services and precision-machined components, which more than compensated for declines in industrial gas turbine, or IGT and cargo-handling systems. Core revenue growth was in part due to increased sales of lower margin offerings.
     Aerospace Segment operating profit declined 279% in 2004 to a loss of $10.5 million from a profit of $5.9 million in 2003. Operating profit declined due primarily to one-time charges in IGT related to our restructuring and divestiture program, pricing pressures from the aerospace OEMs and aftermarket and higher costs in manufactured components. Operating profit (loss) as a percent of revenues was (2.3)% in 2004 versus 1.3% in 2003.
     Assets in the Aerospace Segment declined $69.9 million or 15% due substantially to the phase-out of the IGT business.

Liquidity and Capital Resources
     Operating activities provided net cash of approximately $335.9 million during 2005. Changes in our operating assets and liabilities during 2005 resulted in a net cash inflow of $69.7 million. The most significant change was a decrease in accounts receivable, which was primarily due to improved cash collection practices including the sale of certain receivables under a non-recourse securitization program. Our financing activities during 2005 consisted primarily of a reduction in long-term borrowings of $270.3 million and proceeds from long-term borrowings of $109.2 million, as a result of improved operating cash flow, the repatriation of foreign earnings, proceeds from the disposition of businesses and lower capital spending. During 2005, we also made payments to minority interest shareholders of $63.0 million and purchases of treasury stock of $46.5 million. Our investing activities during 2005 consisted primarily of proceeds from the sale of businesses and assets of $142.9 million. During 2005, we also had capital expenditures of $69.9 million. We had net cash used in discontinued operations of $2.7 million in 2005. See the “Interest Rate Risk” section of Item 7A on page 30 for additional information regarding interest rates and borrowings.
     Operating activities provided net cash of approximately $254.8 million during 2004. Changes in our operating assets and liabilities during 2004 resulted in a net cash inflow of $25.9 million. The most significant changes were an increase in accounts payable and accrued expenses and a decrease in inventories, offset, in part, by an increase in accounts receivable and a decrease in income taxes payable. The increase in accounts payable and accrued expenses was due primarily to increased accruals associated with the restructuring and divestiture program. The decrease in inventories was the result of our focus on improved working capital management. The increase in accounts receivable was largely a result of increased business levels and the HudsonRCI acquisition. The decrease in income taxes payable was a result of tax deductions associated with the restructuring and divestiture program, for which the cash benefits were received in 2005. Our financing activities during 2004 consisted primarily of the receipt of $511.6 million in gross proceeds from long-term borrowings, primarily for the acquisition of HudsonRCI. This amount is offset by a decrease in notes payable and current borrowings of $137.8 million and a reduction in long-term borrowings of $77.9 million, driven by improved operating cash flow, proceeds from the disposition of businesses and lower year-over-year capital spending. Our investing activities during 2004 consisted primarily of payments for businesses acquired of $458.5 million. We had net cash provided by discontinued operations of $7.4 million in 2004.
     Operating activities provided net cash of approximately $225.7 million during 2003. Changes in our operating assets and liabilities during 2003 resulted in a net cash outflow of $6.3 million. The most significant change was an increase in accounts receivable, offset, in part, by an increase in income taxes payable. Accounts receivable growth was in line with volume improvement as accounts receivable as a percentage of fourth quarter revenues remained flat. Our financing activities during 2003 consisted primarily of a reduction in long-term borrowings of $37.5 million, offset, in part, by an increase in notes payable and current borrowings of $35.1 million. During 2003, we also paid $30.9 million in dividends. Our investing activities during 2003 consisted primarily of payments for businesses acquired of $85.2 million and capital expenditures of $76.3 million. We had net cash used in discontinued operations of $21.1 million in 2003.
     We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations.
     During the first quarter of 2005, we amended the securitization program agreement. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program now qualify as sales of receivables and accordingly, $40.1 million and $0 of accounts receivable and the related amounts previously recorded in notes payable were removed from the consolidated balance sheet as of December 25, 2005 and December 26, 2004, respectively.

     On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006. Under the approved plan, we repurchased 0.7 million shares on the open market for an aggregate purchase price of $46.5 million during 2005.
     During the fourth quarter of 2005, management completed its analysis of the impact of the AJCA and finalized and executed a foreign earnings repatriation plan. Under this plan, we repatriated $304 million of dividends during November and December 2005.
     The valuation allowance for deferred tax assets of $32.6 million and $31.7 million at December 25, 2005 and December 26, 2004, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax asset. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.
     In addition to the cash generated from operations, we have approximately $383 million in committed and $120 million in uncommitted unused lines of credit available. The availability of the lines of credit is dependent upon us maintaining our financial condition including our continued compliance with bank covenants. Various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of our stock and payment of cash dividends. Under the most restrictive of these provisions, $213 million of retained earnings was available for dividends and stock repurchases at December 25, 2005.
     On February 22, 2006, the Board of Directors declared a quarterly dividend of $0.25 per share on our common stock, which was paid on March 15, 2006 to holders of record on March 6, 2006. As of March 6, 2006, we had approximately 1,005 holders of record of our common stock.
     Fixed rate borrowings comprised 68% of total borrowings at December 25, 2005. Approximately 22% of our total borrowings of $631 million are denominated in currencies other than the U.S. dollar, principally the euro, which we believe provides a natural hedge against fluctuations in the value of assets outside the United States.
     The following table provides our net debt to total capital ratio:

	2005	2004

	(Dollars in thousands)
Net debt includes:
Current borrowings	$125,510	$101,856
Long-term borrowings	505,272	685,912

Total debt	630,782	787,768
Less: Cash and cash equivalents	239,536	115,955

Net debt	$391,246	$671,813
Total capital includes:
Net debt	$391,246	$671,813
Shareholders’ equity	1,142,074	1,109,733

Total capital	$1,533,320	$1,781,546
Percent of net debt to total capital	26%	38%
     The decline in our percent of net debt to total capital for 2005 as compared to 2004 is primarily due to the receipt of proceeds from the sale of businesses and assets and improved management of working capital.

     We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.
     Contractual obligations at December 25, 2005 are as follows:

		Payments due by period

		Less			More
		than	1-3	3-5	than
	Total	1 year	years	years	5 years

	(Dollars in millions)
Long-term borrowings	$542	$37	$87	$18	$400
Interest obligations	194	35	53	46	60
Operating lease obligations	151	30	46	36	39
Minimum purchase obligations(1)	102	95	6	1	—

Total contractual obligations	$989	$197	$192	$101	$499

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to material purchase requirements.
     We also have obligations with respect to our pension and other postretirement benefit plans. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.
Off Balance Sheet Arrangements
     We have residual value guarantees under operating leases for plant and equipment. The maximum potential amount of future payments we could be required to make under these guarantees is approximately $6.9 million.
     We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations.
     During the first quarter of 2005, we amended the securitization program agreement. In accordance with the provisions of SFAS No. 140, transfers of assets under the program now qualify as sales of receivables and accordingly, $40.1 million and $0 of accounts receivable and the related amounts previously recorded in notes payable were removed from the consolidated balance sheet as of December 25, 2005 and December 26, 2004, respectively.
     See also Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
     We are exposed to certain financial risks, specifically fluctuations in market interest rates, foreign currency exchange rates and, to a lesser extent, commodity prices. We use derivative financial instruments to manage or reduce the impact of some of these risks. All instruments are entered into for other than trading purposes. We are also exposed to changes in the market traded price of our common stock as it influences the valuation of stock options and their effect on pro forma earnings as disclosed.

Interest Rate Risk
     We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Interest rate swaps are used to manage a portion of our interest rate risk. The table below is an analysis of the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates shown below are weighted average rates of the debt portfolio. For the swaps, notional amounts and related interest rates are shown by year of maturity. The fair value of the interest rate swaps as of December 25, 2005 was $1.5 million.

	Year of Maturity

	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in thousands)
Fixed rate debt	$6,506	$6,500	$17,655	$—	$—	$400,000	$430,661
Average interest rate	7.1%	7.1%	6.0%	—	—	5.6%	5.6%
Variable rate debt	$119,004	$24,239	$38,241	$18,637	$—	$—	$200,121
Average interest rate	4.4%	4.9%	3.0%	5.4%	—	—	4.3%
Amount subject to swaps:
Variable to fixed			$52,981
Average rate to be received			3.7%
Average rate to be paid			5.8%
     A 1.0% increase or decrease in variable interest rates would adversely or positively impact our expected net earnings by approximately $1.1 million or ($1.1 million), respectively.

Foreign Currency Risk
     We are exposed to fluctuations in market values of transactions in currencies other than the functional currencies of certain subsidiaries. We have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows from these exposures. The following table presents our open forward currency contracts as of December 25, 2005, which all mature in 2006. Forward contract notional amounts presented below are expressed in the stated currencies (in thousands). The fair value of the open forward contracts as of December 25, 2005 was $0.5 million.

Forward Currency Contracts:
Pay U.S. dollars	(41,115)
Receive euros	9,600
Receive Singapore dollars	37,947
Receive Canadian dollars	1,609
Receive Swedish krona	36,102
Receive British pounds	4,096
Receive Malaysian ringgits	44,528
     A movement of 10% in the value of the U.S. dollar against foreign currencies would impact our expected net earnings by approximately $0.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
     (b) Management’s Report on Internal Control Over Financial Reporting
     Our management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated by reference herein.
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
     For information with respect to our Directors and Director nominees, see “Election Of Directors,” “Nominees For The Board of Directors” and “Additional Information About The Board Of Directors and Corporate Governance” in the Proxy Statement for our 2006 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2006 Annual Meeting will be filed within 120 days of the close of our fiscal year.
     For information with respect to our Executive Officers, see Part I of this report on page 9, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
     See “Additional Information About The Board Of Directors and Corporate Governance,” “Compensation Committee Report on Executive Compensation,” “Five-Year Shareholder Return Comparison” and “Executive Compensation and Other Information” in the Proxy Statement for our 2006 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     See “Security Ownership of Certain Beneficial Owners and Management,” “Election Of Directors” and “Nominees For The Board of Directors” in the Proxy Statement for our 2006 Annual Meeting, which information is incorporated herein by reference.
     The following table sets forth certain information as of December 25, 2005 regarding our 1990 Stock Compensation Plan, 2000 Stock Compensation Plan and Global Employee Stock Purchase Plan:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon		Future Issuance Under
	Exercise of	Weighted-Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column (A))

	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,809,234	$46.82	1,457,764
Equity compensation plans not approved by security holders	—	—	41,205	(1)

(1)	41,205 shares are available under purchase rights granted to our non-United States employees under our Global Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See “Additional Information About The Board Of Directors and Corporate Governance,” “Compensation Committee Report on Executive Compensation” and “Executive Compensation and Other Information” in the Proxy Statement for our 2006 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     See “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors” in the Proxy Statement for our 2006 Annual Meeting, which information is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a) Consolidated Financial Statements:
     The Index to Consolidated Financial Statements and Schedule is set forth on page F-1 hereof.
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

		By:	/s/ Martin S. Headley Martin S. Headley Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ Bruno Fontanot Bruno Fontanot Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Lennox K. Black Lennox K. Black Director	By:	/s/ Donald Beckman Donald Beckman Director

By:	/s/ Jeffrey P. Black Jeffrey P. Black Director	By:	/s/ William R. Cook William R. Cook Director

By:	/s/ Sigismundus W.W. Lubsen Sigismundus W.W. Lubsen Director	By:	/s/ Patricia C. Barron Patricia C. Barron Director

By:	/s/ Judith M. von Seldeneck Judith M. von Seldeneck Director	By:	/s/ Harold L. Yoh III Harold L. Yoh III Director

By:	/s/ James W. Zug James W. Zug Director	By:	/s/ Benson F. Smith Benson F. Smith Director

By:	/s/ George Babich, Jr. George Babich, Jr. Director
Dated: March 20, 2006

TELEFLEX INCORPORATED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE

Page

II Valuation and qualifying accounts	F-35

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 25, 2005, the Company’s internal control over financial reporting was effective.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Jeffrey P. Black	/s/ Martin S. Headley

Jeffrey P. Black	Martin S. Headley
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Teleflex Incorporated:
     We have completed integrated audits of Teleflex Incorporated’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 25, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 20, 2006

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	December 25,	December 26,	December 28,
	2005	2004	2003

	(Dollars and shares in thousands,
	except per share)
Revenues	$2,514,552	$2,390,411	$2,060,896
Materials, labor and other product costs	1,804,601	1,704,170	1,478,667

Gross profit	709,951	686,241	582,229
Selling, engineering and administrative expenses	449,040	487,100	385,607
Net gain on sales of businesses and assets	(14,223)	(2,733)	(3,068)
Restructuring costs	27,066	67,618	—

Income from continuing operations before interest, taxes and minority interest	248,068	134,256	199,690
Interest expense	44,516	37,683	26,877
Interest income	(4,363)	(565)	(539)

Income from continuing operations before taxes and minority interest	207,915	97,138	173,352
Taxes on income from continuing operations	47,806	12,795	41,711

Income from continuing operations before minority interest	160,109	84,343	131,641
Minority interest in consolidated subsidiaries, net of tax	20,337	19,219	16,090

Income from continuing operations	139,772	65,124	115,551

Operating income (loss) from discontinued operations (including net gain on disposal of $34,851, $0 and $0, respectively)	2,304	(68,262)	(5,771)
Taxes (benefit) on income (loss) from discontinued operations	3,259	(12,655)	677

Loss from discontinued operations	(955)	(55,607)	(6,448)

Net income	$138,817	$9,517	$109,103

Earnings (losses) per share:
Basic:
Income from continuing operations	$3.45	$1.62	$2.92
Loss from discontinued operations	$(0.02)	$(1.38)	$(0.16)

Net income	$3.43	$0.24	$2.76

Diluted:
Income from continuing operations	$3.41	$1.61	$2.89
Loss from discontinued operations	$(0.02)	$(1.37)	$(0.16)

Net income	$3.39	$0.24	$2.73

Weighted average common shares outstanding:
Basic	40,516	40,205	39,598
Diluted	40,958	40,495	39,942
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 25,	December 26,
	2005	2004

	(Dollars and shares in
	thousands)
ASSETS
Current assets
Cash and cash equivalents	$239,536	$115,955
Accounts receivable, net	421,236	514,179
Inventories	404,271	431,399
Prepaid expenses	20,571	26,863
Deferred tax assets	66,063	65,119
Assets held for sale	16,899	54,384

Total current assets	1,168,576	1,207,899
Property, plant and equipment, net	447,816	584,252
Goodwill	504,666	524,134
Intangibles and other assets	259,218	271,951
Investments in affiliates	24,666	24,194
Deferred tax assets	101,443	79,304

Total assets	$2,506,385	$2,691,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$88,902	$62,455
Current portion of long-term borrowings	36,608	39,401
Accounts payable	206,548	183,700
Accrued expenses	206,231	231,339
Income taxes payable	46,222	23,294
Deferred tax liabilities	5,100	5,162
Liabilities held for sale	66	27,952

Total current liabilities	589,677	573,303
Long-term borrowings	505,272	685,912
Deferred tax liabilities	149,180	153,668
Other liabilities	102,782	103,640

Total liabilities	1,346,911	1,516,523

Minority interest in equity of consolidated subsidiaries	17,400	65,478
Commitments and contingencies
Shareholders’ equity
Common shares, $1 par value Issued: 2005 — 41,123 shares; 2004 — 40,450 shares	41,123	40,450
Additional paid-in capital	204,550	173,013
Retained earnings	939,335	839,838
Accumulated other comprehensive income	6,614	57,608

	1,191,622	1,110,909
Less: Treasury stock, at cost	49,548	1,176

Total shareholders’ equity	1,142,074	1,109,733

Total liabilities and shareholders’ equity	$2,506,385	$2,691,734

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 25,	December 26,	December 28,
	2005	2004	2003

	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$138,817	$9,517	$109,103
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	955	55,607	6,448
Depreciation expense	85,931	92,498	82,369
Amortization expense of intangible assets	13,851	13,579	8,492
Amortization expense of deferred financing costs	1,071	462	—
Net gain on sales of businesses and assets	(14,223)	(2,733)	(3,068)
Impairment of long-lived assets	5,324	29,926	—
Impairment of goodwill	—	14,122	—
Deferred income taxes	14,093	(3,330)	12,576
Minority interest in consolidated subsidiaries	20,337	19,219	16,090
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	49,618	(37,123)	(17,863)
Inventories	2,830	26,527	(6,316)
Prepaid expenses	7,216	(630)	3,768
Accounts payable and accrued expenses	10,045	56,890	5,297
Income taxes payable	27	(19,736)	8,800

Net cash provided by operating activities from continuing operations	335,892	254,795	225,696

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	109,208	511,582	—
Reduction in long-term borrowings	(270,335)	(77,936)	(37,519)
Increase (decrease) in notes payable and current borrowings	27,903	(137,751)	35,109
Proceeds from stock compensation plans	23,173	16,227	6,495
Payments to minority interest shareholders	(63,035)	(17,254)	(6,847)
Purchases of treasury stock	(46,518)	—	—
Dividends	(39,320)	(34,575)	(30,881)

Net cash provided by (used in) financing activities from continuing operations	(258,924)	260,293	(33,643)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(69,851)	(52,938)	(76,298)
Payments for businesses acquired, net of cash acquired	(14,701)	(458,531)	(85,245)
Proceeds from sales of businesses and assets	142,930	49,444	4,728
Investments in affiliates	62	100	(2,737)
Other	(2,433)	(4,921)	(2,899)

Net cash provided by (used in) investing activities from continuing operations	56,007	(466,846)	(162,451)

Cash Flows from Discontinued Operations — Revised (See Note 1):
Net cash provided by operating activities	1,576	14,226	7,262
Net cash used in financing activities	(1,584)	(811)	(1,724)
Net cash used in investing activities	(2,700)	(5,996)	(26,624)

Net cash provided by (used in) discontinued operations	(2,708)	7,419	(21,086)

Effect of exchange rate changes on cash and cash equivalents	(6,686)	3,714	3,570

Net increase in cash and cash equivalents	123,581	59,375	12,086
Cash and cash equivalents at the beginning of the year	115,955	56,580	44,494

Cash and cash equivalents at the end of the year	$239,536	$115,955	$56,580

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other	Treasury Stock
			Paid in	Retained	Comprehensive	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Income (Loss)	Shares	Dollars	Total

	(Dollars and shares in thousands, except per share)
Balance at December 29, 2002	39,399	$39,399	$112,346	$786,674		$(26,034)	1	$(104)	$912,281
Net income				109,103	$109,103				109,103
Cash dividends ($0.78 per share)				(30,881)					(30,881)
Financial instruments marked to market					2,965	2,965			2,965
Cumulative translation adjustment					57,946	57,946			57,946
Minimum pension liability adjustment, net of tax of $1,624					(2,651)	(2,651)			(2,651)

Comprehensive income					$167,363

Shares issued under compensation plans	418	418	14,075				21	(954)	13,539

Balance at December 28, 2003	39,817	$39,817	$126,421	$864,896		$32,226	22	$(1,058)	$1,062,302
Net income				9,517	$9,517				9,517
Cash dividends ($0.86 per share)				(34,575)					(34,575)
Financial instruments marked to market					(382)	(382)			(382)
Cumulative translation adjustment					32,127	32,127			32,127
Minimum pension liability adjustment, net of tax of $5,668					(6,363)	(6,363)			(6,363)

Comprehensive income					$34,899

Shares issued under compensation plans	633	633	46,592				4	(118)	47,107

Balance at December 26, 2004	40,450	$40,450	$173,013	$839,838		$57,608	26	$(1,176)	$1,109,733
Net income				138,817	$138,817				138,817
Cash dividends ($0.97 per share)				(39,320)					(39,320)
Financial instruments marked to market, net of tax of $1,213					(944)	(944)			(944)
Cumulative translation adjustment					(47,076)	(47,076)			(47,076)
Minimum pension liability adjustment, net of tax of $375					(2,974)	(2,974)			(2,974)

Comprehensive income					$87,823

Shares issued under compensation plans	673	673	31,537				(32)	1,376	33,586
Deferred compensation							82	(3,230)	(3,230)
Purchases of treasury stock							690	(46,518)	(46,518)

Balance at December 25, 2005	41,123	$41,123	$204,550	$939,335		$6,614	766	$(49,548)	$1,142,074

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
Note 1— Summary of significant accounting policies
     Consolidation: The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (the “Company”). Also in accordance with Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” the Company consolidates variable interest entities in which it bears a majority of the risk to the potential losses or gains from a majority of the expected returns. Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the Company has significant influence but not a controlling equity interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include management’s estimates and assumptions that affect the recorded amounts.
     During the fourth quarter of 2004, the Company eliminated the one-month lag for certain of its foreign operations to coincide with the timing of reporting for all of the Company’s other operations. As a result, the Company’s consolidated results for 2004 include the results of those operations for the month of December 2003 and the entire twelve months of 2004, whereas the Company’s consolidated results for 2003 include the results of those operations for the month of December 2002 and the first eleven months of 2003 and the consolidated results for 2005 include the results of those operations for the entire twelve months of 2005. This change increased the Company’s consolidated revenues for 2004 by $16,879 and reduced the Company’s consolidated income from continuing operations before taxes and minority interest for 2004 by $1,114.
     See Note 15 for a description of discontinued operations.
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
     Fair values: The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 25, 2005 and December 26, 2004, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.
     Cash and cash equivalents: All highly liquid debt instruments with an original maturity of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates their current market value.
     Accounts receivable: Accounts receivable represents amounts due from customers related to the sale of products. An allowance for doubtful accounts is maintained and represents the Company’s estimate of probable losses on realization of the full receivable. The allowance is provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
doubtful accounts was $10,090 and $11,296 as of December 25, 2005 and December 26, 2004, respectively.
     Inventories: Inventories are valued at the lower of average cost or market. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating market value, the Company evaluates inventory for excess and obsolete quantities based on estimated usage and sales.
     Property, plant and equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Other additions and those improvements which increase the capacity or lengthen the useful lives of the assets are also capitalized. With minor exceptions, straight-line composite lives for depreciation of property, plant and equipment are as follows: buildings — 30 years; machinery and equipment — 8 to 10 years. Repairs and maintenance costs are expensed as incurred.
     Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Impairment losses, if any, are recorded as part of income from operations. Impairment tests are performed annually, or more frequently if there is a triggering event.
     In connection with the Company’s restructuring and divestiture program, the Company determined in the fourth quarter of 2004 that a portion of its goodwill was impaired and recorded a charge of $18.6 million, $14.1 million of which was included in restructuring costs and $4.5 million of which was included in discontinued operations. The Company performed an annual impairment test of its remaining recorded goodwill and indefinite-lived intangible assets in the fourth quarters of 2005 and 2004 and found no instances of impairment.
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
     Product warranty liability: Product warranty liability arises out of the need to repair or replace product without charge to the customer. The Company warrants such products from manufacturing defect. The Company estimates its warranty liability based on historical trends of units sold, the status of existing claims, recall programs and communication with customers.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Derivative financial instruments: The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. All instruments are entered into for other than trading purposes. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in current period earnings. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current period earnings.
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
     The following table illustrates the pro forma net income and earnings per share for 2005, 2004 and 2003 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	2005	2004	2003

Net income, as reported	$138,817	$9,517	$109,103
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $1,959, $2,335 and $2,416, respectively	(3,197)	(3,809)	(3,943)

Pro forma net income	$135,620	$5,708	$105,160

Earnings per share—basic:
Net income per share, as reported	$3.43	$0.24	$2.76
Pro forma net income per share	$3.35	$0.14	$2.66
Earnings per share—diluted:
Net income per share, as reported	$3.39	$0.24	$2.73
Pro forma net income per share	$3.32	$0.14	$2.65
     The fair value for options granted in 2005, 2004 and 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	4.1%	3.0%	3.0%
Expected life of option	4.6 yrs.	4.6 yrs.	5.2 yrs.
Expected dividend yield	1.7%	1.7%	1.9%
Expected volatility	24.4%	24.3%	26.0%
     Income taxes: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     Pensions and other postretirement benefits: The Company provides a range of benefits to eligible employees and retired employees, including pensions and postretirement healthcare. The Company records annual amounts relating to these plans based on calculations which include various actuarial assumptions such as discount rates, expected rates of return on plan assets, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required, the effect of the modifications is generally amortized over future periods.
     Restructuring costs: Restructuring costs, which include termination benefits, contract termination costs, asset impairments and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs include the terms that may be negotiated to exit certain contractual obligations, the realizable value of certain assets associated with discontinued product lines and the timing of employees leaving the company.
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
     Revenues from product sales, net of estimated returns and other allowances based on historical experience and current trends, are recognized upon shipment of products to customers. Revenues from services provided are recognized as the services are rendered and comprised less than 10% of total revenues for all periods presented. Revenues from longer term construction contracts are accounted for based on the percentage of completion method and comprised less than 2% of total revenues for all periods presented.
     Revisions and reclassifications: The Company has revised its consolidated statements of cash flows to attribute cash flows from discontinued operations to each of operating, financing and investing activities. Previously, the Company reported cash flows from discontinued operations as one line item. The Company has also revised its consolidated statements of cash flows to attribute payments to minority interest shareholders as cash flows from financing activities of continuing operations. Previously, the Company reported these cash flows as part of cash flows from operating activities of continuing operations. In addition, certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.
Note 2—New accounting standards
     Medicare prescription drug costs: On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company sponsors medical programs for certain of its U.S. retirees. In April 2004, the FASB issued Staff Position (“FSP”) No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. FSP No. FAS 106-2 is effective for

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
interim or annual periods beginning after June 15, 2004. The Company adopted this provision during 2004 and it did not have a material impact on the Company’s financial position, results of operations or cash flows. On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released the final regulations (the “Regulations”) implementing the Act. Generally, the Regulations are expected to cause more retiree health programs (or subgroups within such programs) to meet the Act’s actuarial equivalence standard (or to result in more years of expected actuarial equivalence) than had originally been expected when the Act was passed. The Regulations did not have a material impact on the Company’s financial position, results of operations or cash flows.
     American Jobs Creation Act: On October 22, 2004 the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The deduction is subject to a number of limitations and complexities, and during the past nine months, the Company has been analyzing the previous guidance provided by the Treasury Department and the potential impact of applying the repatriation provision to unremitted foreign earnings held by its various controlled foreign corporations. During the three months ended December 25, 2005, management completed its analysis of the impact of the AJCA and finalized and executed a repatriation plan. Under this plan, the Company repatriated $304 million of dividends during November and December 2005. Accordingly, the Company recorded a tax expense of approximately $8.3 million during the three months ended December 25, 2005 as a result of this repatriation. This tax expense was offset by a tax benefit of approximately $14.1 million related to excess foreign tax credits generated in connection with this repatriation. Management obtained the requisite corporate officer and Board of Directors approvals of the domestic reinvestment plan within the timeframe specified. See Note 11 for additional information regarding income taxes.
     Inventory costs: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company will adopt this standard on December 26, 2005 and does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations or cash flows.
     Stock-based compensation: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the statement of income. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt this statement on December 26, 2005 using modified prospective application and previously reported operating results will remain unchanged. The Company expects the provisions of this statement to have a material impact on the Company’s results of operations and the Company believes that the pro forma disclosures in Note 1 provide a preliminary short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R). However, the total expense recorded in future periods will depend on several factors, including future grants, the number of share-based awards that vest and the fair value of those vested awards.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     Conditional asset retirement obligations: In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provisions of FIN No. 47 are effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of this interpretation in the fourth quarter of 2005 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
     Accounting changes and error corrections: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will adopt this standard on December 26, 2005 and does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations or cash flows.
     Amortization period for leasehold improvements: In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. The Company adopted the provisions of this consensus in the fourth quarter of 2005 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
Note 3—Acquisitions

2005 Acquisition
     In 2005, the Company acquired a small repair products and services business in the Aerospace Segment for $8,000. Based on the preliminary purchase price allocation, no goodwill was recognized in the transaction.

Acquisition of Hudson Respiratory Care, Inc.
     On July 6, 2004, the Company completed the acquisition of all of the issued and outstanding capital stock of Hudson Respiratory Care Inc. (“HudsonRCI”), a provider of disposable medical products for respira-

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
tory care and anesthesia, for $457,499. The results for HudsonRCI are included in the Company’s Medical Segment.
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

     The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the healthcare supply market through HudsonRCI and from expected synergies. Goodwill is not deductible for tax purposes. Of the $103,300 in intangible assets, $40,900 was assigned to customer relationships with estimated remaining amortizable lives of 10 years and $900 was assigned to patents with estimated remaining amortizable lives of 11.5 years. The remaining $61,500 was assigned to trade names with indefinite useful lives. The deferred tax asset is a result of HudsonRCI’s net operating loss carryforward and a difference in tax basis prior to acquisition.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     In connection with this acquisition, the Company formulated a plan related to the future integration of the acquired entity. The Company finalized the integration plan during the second quarter of 2005 and the integration activities are ongoing as of December 25, 2005. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at the date of acquisition, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Set forth below is a reconciliation of the Company’s future integration cost accrual:

		Facility Closure and
	Involuntary Employee	Restructuring
	Termination Benefits	Costs	Total

Balance at acquisition	$14,217	$9,205	$23,422
Costs incurred	(4,550)	(2,200)	(6,750)
Adjustments to reserve	—	(1,420)	(1,420)

Balance at December 26, 2004	9,667	5,585	15,252
Costs incurred	(3,470)	(2,829)	(6,299)
Adjustments to reserve	965	2,158	3,123

Balance at December 25, 2005	$7,162	$4,914	$12,076

2003 Acquisitions
     In 2003, the Company acquired seven smaller businesses for a total cost of $95,481, of which $94,995 was paid in cash in 2003 and $486 was paid in cash in 2005. The acquisitions included a cardiothoracic devices business and an anesthesia and respiratory care business in the Medical Segment; a designer and manufacturer of electronic and electromechanical products for the automotive, marine and industrial markets, a European manufacturer of alternative fuel systems, a passenger and light truck electronic throttle control business, a European light-duty cable operation, and an automotive seat comfort systems business in the Commercial Segment. Goodwill recognized in those transactions amounted to $26,649, of which $1,780 was deductible for tax purposes. Goodwill was assigned to the Commercial and Medical segments in the amount of $25,586 and $1,063, respectively.
Note 4—Restructuring
     During the fourth quarter of 2004, the Company announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position the Company for future earnings growth. The actions have included exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.
     Certain costs associated with the restructuring and divestiture program are not included in restructuring costs. All inventory adjustments that resulted from the restructuring and divestiture program and certain other costs associated with closing out businesses during 2005 and 2004 are included in materials, labor and other product costs and totaled $2,000 and $17,040, respectively. The $2,000 in costs for 2005 related to the Company’s Aerospace Segment. Of the $17,040 in costs for 2004, $4,537 and $12,503 were attributed to the Company’s Commercial and Aerospace segments, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     For 2005 and 2004, the charges, including changes in estimates, associated with the restructuring and divestiture program by segment that are included in restructuring costs were as follows:

	2005

	Commercial	Medical	Aerospace	Total

Termination benefits	$2,456	$6,492	$517	$9,465
Contract termination costs	(154)	1,184	—	1,030
Asset impairments	156	3,270	1,898	5,324
Other restructuring costs	943	9,694	610	11,247

	$3,401	$20,640	$3,025	$27,066

	2004

	Commercial	Medical	Aerospace	Total

Termination benefits	$8,407	$6,625	$1,388	$16,420
Contract termination costs	775	—	2,300	3,075
Asset impairments	11,244	3,681	32,662	47,587
Other restructuring costs	390	146	—	536

	$20,816	$10,452	$36,350	$67,618

     Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring and divestiture program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities and in 2005 also include a $531 reduction in the estimated cost associated with a lease termination in conjunction with the consolidation of manufacturing facilities in the Company’s Commercial Segment. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities and in 2004 also relate to goodwill associated with the Company’s Industrial Gas Turbine aftermarket services business. Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.
     As of December 25, 2005, the Company expects to incur the following future restructuring costs in its Medical Segment over the next 2 quarters:

Termination benefits	$13,000 - 14,000
Contract termination costs	1,750 - 2,750
Other restructuring costs	2,750 - 5,750

$17,500 - 22,500

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Set forth below is a reconciliation of the Company’s accrued liability associated with the restructuring and divestiture program. At December 25, 2005, the accrued liability was entirely due within twelve months:

		Subsequent
	Balance at	Accruals and		Balance at
	December 26,	Changes in		December 25,
	2004	Estimates	Payments	2005

Termination benefits	$15,014	$9,465	$(16,631)	$7,848
Contract termination costs	3,075	1,030	(3,330)	775
Other restructuring costs	228	11,247	(11,444)	31

	$18,317	$21,742	$(31,405)	$8,654

	Balance at			Balance at
	December 28,	Subsequent		December 26,
	2003	Accruals	Payments	2004

Termination benefits	$—	$16,420	$(1,406)	$15,014
Contract termination costs	—	3,075	—	3,075
Other restructuring costs	—	536	(308)	228

	$—	$20,031	$(1,714)	$18,317

Note 5—Inventories
     Inventories at year end consisted of the following:

	2005	2004

Raw materials	$199,955	$210,647
Work-in-process	70,870	76,419
Finished goods	178,019	205,609

	448,844	492,675
Less: Inventory reserve	(44,573)	(61,276)

Inventories	$404,271	$431,399

Note 6—Property, plant and equipment
     The major classes of property, plant and equipment, at cost, at year end are as follows:

	2005	2004

Land and buildings	$180,275	$248,444
Machinery and equipment	788,673	949,264

	968,948	1,197,708
Less: Accumulated depreciation	(521,132)	(613,456)

Property, plant and equipment, net	$447,816	$584,252

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7—Goodwill and other intangible assets
     Changes in the carrying amount of goodwill, by operating segment, for 2005 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill at December 26, 2004	$107,953	$405,031	$11,150	$524,134
Dispositions	(466)	—	(3,852)	(4,318)
Adjustments(1)	(1,109)	(10,285)	—	(11,394)
Translation adjustment	(943)	(2,813)	—	(3,756)

Goodwill at December 25, 2005	$105,435	$391,933	$7,298	$504,666

(1)	Goodwill adjustments relate primarily to purchase price allocation changes associated with the HudsonRCI acquisition in 2004. These changes resulted from the Company finalizing its integration plan, certain tax adjustments and pre-acquisition liabilities.
     Intangible assets at year end consisted of the following:

			Accumulated
	Gross Carrying Amount		Amortization

	2005	2004	2005	2004

Customer lists	$80,362	$79,997	$13,930	$7,526
Intellectual property	59,174	61,258	22,967	18,474
Distribution rights	35,820	35,599	16,602	14,669
Trade names	85,464	85,471	—	—

	$260,820	$262,325	$53,499	$40,669

     Amortization expense related to intangible assets was $13,851, $13,579 and $8,492 for 2005, 2004 and 2003, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2006	$13,800
2007	12,900
2008	12,800
2009	12,100
2010	11,800

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8—Borrowings
     Long-term borrowings at year end consisted of the following:

	2005	2004

Senior notes at an average fixed rate of 5.6%, due in installments through 2016	$417,000	$453,500
Term loan notes, primarily non-U.S. dollar denominated, at an average rate of 4.4%, with an average maturity of 2 years	97,265	56,338
Revolving credit loans at an average interest rate of 5.4%, due 2009	17,371	196,438
Other debt, mortgage notes and capital lease obligations, at interest rates ranging from 3% to 6%	10,244	19,037

	541,880	725,313
Current portion of borrowings	(36,608)	(39,401)

	$505,272	$685,912

     The various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of the Company’s stock and payment of cash dividends. As of December 25, 2005, the Company was in compliance with these provisions. Under the most restrictive of these provisions, $213,000 of retained earnings was available for dividends and stock repurchases at December 25, 2005.
     Notes payable at December 25, 2005 consists of demand loans due to banks of $88,902 at an average interest rate of 4.1%. In addition, the Company has approximately $503,000 available under several interest rate alternatives in unused lines of credit.
     Interest expense in 2005, 2004 and 2003 did not differ materially from interest paid, nor did the carrying value of year-end long-term borrowings differ materially from fair value.
     The aggregate amount of long-term debt, including capital leases, maturing in the next five years are as follows:

2006	$36,608
2007	30,739
2008	55,896
2009	18,637
2010	—
Note 9—Financial instruments
     The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps for exposure to interest rate changes. These cash flow hedges are recorded on the balance sheet at fair market value and subsequent changes in value are recognized in the statement of income or as part of comprehensive income. Approximately $1,164 of the amount in accumulated other comprehensive income at December 25, 2005 would be reclassified as expense to the statement of income during 2006 should foreign currency exchange rates and interest rates remain at December 25, 2005 levels.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The following table provides financial instruments activity included as part of accumulated other comprehensive income (loss):

	2005	2004

Amount at beginning of year	$(1,039)	$(657)
Additions and revaluations	(1,789)	(1,935)
Clearance of hedge results to income	845	1,553

Amount at end of year	$(1,983)	$(1,039)

Note 10—Shareholders’ equity and stock compensation plans
     The authorized capital of the Company is comprised of 100,000,000 common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.
     On July 25, 2005, the Company’s Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006. Under the approved plan, the Company repurchased (in thousands) 690 shares on the open market for an aggregate purchase price of $46,518 during 2005.
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

	2005	2004	2003

	(Shares in thousands)
Basic	40,516	40,205	39,598
Dilutive shares assumed issued	442	290	344

Diluted	40,958	40,495	39,942

     Weighted average stock options (in thousands) of 199, 790 and 787 were antidilutive and therefore not included in the calculation of earnings per share for 2005, 2004 and 2003, respectively.
     Accumulated other comprehensive income at year end consisted of the following:

	2005	2004

Financial instruments marked to market, net of tax	$(1,983)	$(1,039)
Cumulative translation adjustment	26,189	73,265
Minimum pension liability adjustment, net of tax	(17,592)	(14,618)

Accumulated other comprehensive income	$6,614	$57,608

     The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. Outstanding options generally are exercisable three to five years after the date of the grant and expire no more than ten years after the grant.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Options exercisable and shares available for future grant at year end are as follows:

	2005	2004	2003

Options exercisable	871,070	1,046,017	1,053,236
Weighted average option price per share of options exercisable	$43.20	$40.94	$36.33
Weighted average fair value of options granted during the year	$12.45	$10.64	$9.17
Shares available for grant	1,457,764	1,860,247	2,134,066
     A summary of the status and changes of shares subject to options outstanding and the related average prices per share follows:

	2005		2004		2003

		Average		Average		Average
	Shares	Option	Shares	Option	Shares	Option
	Subject to	Price Per	Subject to	Price Per	Subject to	Price Per
	Options	Share	Options	Share	Options	Share

Outstanding, beginning of the year	1,985,713	$43.01	2,228,620	$39.31	1,980,254	$37.98
Granted	557,655	53.36	469,100	49.52	632,950	40.42
Exercised	(570,836)	40.16	(489,599)	32.09	(234,773)	29.82
Forfeited	(163,298)	46.19	(222,408)	43.73	(149,811)	41.30

Outstanding, end of the year	1,809,234	46.82	1,985,713	43.01	2,228,620	39.31
     No options expired during the three years ended December 25, 2005.
     The following table summarizes information about stock options outstanding at December 25, 2005:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life In	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$24.00 - $39.00	357,806	5.6	$34.68	265,419	$33.94
$41.00 - $53.00	1,366,428	7.8	$49.15	575,651	$46.78
$56.00 - $71.00	85,000	7.8	$60.42	30,000	$56.50

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11—Income taxes
     The following table summarizes the components of the provision for income taxes from continuing operations:

	2005	2004	2003

Current:
Federal	$22,659	$5,681	$14,151
State	(1,407)	1,573	2,218
Foreign	12,461	8,871	12,766
Deferred:
Federal	17,418	(9,872)	10,982
State	1,602	(377)	941
Foreign	(4,927)	6,919	653

	$47,806	$12,795	$41,711

     The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes and minority interest:

	2005	2004	2003

United States	$78,632	$18,994	$86,469
Other	129,283	78,144	86,883

	$207,915	$97,138	$173,352

     Income taxes paid were $29,560, $23,042 and $22,040 in 2005, 2004 and 2003, respectively.
     Reconciliations between the statutory federal income tax rate and the effective income tax rate for 2005, 2004 and 2003 were as follows:

	2005		2004		2003

Federal statutory rate	35.00%		35.00%		35.00%
Export sales benefit	(1.01%	)	(2.82%	)	(1.57%	)
AJCA repatriation benefit	(2.80%	)	0.00%		0.00%
Foreign income taxes	(6.65%	)	(18.30%	)	(9.50%	)
State taxes, net of federal benefit	0.06%		1.00%		0.83%
Other, net	(1.61%	)	(1.71%	)	(0.70%	)

	22.99%		13.17%		24.06%

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Significant components of the deferred tax assets and liabilities at year end were as follows:

	2005	2004

Deferred tax assets:
Tax loss carryforwards	$71,928	$76,123
Intangibles — asset acquisitions	22,342	34,336
Accrued employee benefits	22,467	18,103
Tax credit carryforwards	22,664	8,150
Pension	11,375	11,023
Inventories	9,713	13,299
Bad debts	7,602	2,747
Other reserves and accruals	32,013	12,331
Less: Valuation allowance	(32,598)	(31,689)

Total deferred tax assets	167,506	144,423

Deferred tax liabilities:
Fixed assets	71,425	75,946
Intangibles — stock acquisitions	62,859	58,900
Foreign exchange	9,140	9,376
Accrued expenses	3,014	3,784
Other	7,842	10,824

Total deferred tax liabilities	154,280	158,830

Net deferred tax asset (liability)	$13,226	$(14,407)

     At December 25, 2005, the cumulative unremitted earnings of subsidiaries outside the United States, for which no income or withholding taxes have been provided, approximated $229,304. Such earnings are expected to be reinvested indefinitely and as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
     Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 25, 2005, the tax effect of such carry forwards approximated $94,592. Of this amount, $11,640 has no expiration date, $6,682 expires after 2005 but before the end of 2010 and $76,270 expires after 2010. A substantial amount of these loss carryforwards were acquired in an acquisition by the Company in 2004. Therefore, the utilization of these tax attributes is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code. It is not expected that this annual limitation will prevent the Company from utilizing its carryforwards. The determination of state net operating loss carryforwards are dependent upon the U.S. subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of such carryforward.
     The valuation allowance for deferred tax assets of $32,598 and $31,689 at December 25, 2005 and December 26, 2004, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12—Pension and other postretirement benefits
     The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.
     The discount rate is established from the 15+ year Merrill Lynch AAA/ AA Bond Index as published by Bloomberg.com. The yield from this index is 5.73% as of December 25, 2005. To satisfy the Company that this index is representative of the obligations of the plan, the Company also compared the projection of expected benefit payments based on the assumptions used for the actuarial valuation to a curve published monthly by Citigroup. Under this analysis, the expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, the Company solves for the single spot rate to apply to all obligations of the plan that will exactly match the previously determined present value. By comparing the results of the yield curve examination to the Merrill Lynch index yield referenced above, the Company is satisfied that 5.75% is a reasonable assumption for the discount rate as of December 25, 2005.
     The yield curve which the Company considered is the Citigroup Pension Discount Curve, which is constructed beginning with a U.S. Treasury par curve that reflects the entire Treasury and Separate Trading of Registered Interest and Principal Securities (“STRIPS”) market. From the Treasury curve, Citibank produces a AA corporate par curve by adding option-adjusted spreads that are drawn from the AA corporate sector of the Citigroup Broad Investment—Grade Bond Index. Finally, from the AA corporate par curve, Citigroup derives the spot rates that constitute the Pension Discount Curve. For payments beyond 30 years the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. This curve provides a conservative result and is only used to determine the reasonableness of the Company’s assumption.
     The parent Company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.
     Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension			Other Benefits

	2005	2004	2003	2005	2004	2003

Service cost	$4,716	$4,789	$5,471	$280	$231	$347
Interest cost	11,339	10,871	9,905	1,342	1,283	1,567
Actual return on plan assets	(9,978)	(16,247)	(14,442)	—	—	—
Net amortization and deferral	898	8,149	6,764	740	439	634
Curtailment charge (credit)	(585)	—	—	79	—	219

Net benefit cost	$6,390	$7,562	$7,698	$2,441	$1,953	$2,767

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.5%	7.0%	5.75%	6.5%	7.0%
Rate of return	8.54%	8.66%	8.68%	—	—	—
Initial healthcare trend rate	—	—	—	7.1%	8.0%	7.5%
Ultimate healthcare trend rate	—	—	—	4.5%	4.5%	4.5%
     Summarized information on the Company’s pension and postretirement benefit plans, measured as of year end, and the net amount recognized on the consolidated balance sheet were as follows:

	Pension		Other Benefits

	2005	2004	2005	2004

Benefit obligations, beginning of year	$200,854	$174,333	$21,984	$21,822
Service cost	4,716	4,789	280	231
Interest cost	11,339	10,871	1,342	1,283
Amendments	751	(5,672)	748	—
Actuarial loss	9,511	22,955	3,888	1,541
Actuarial gain due to Medicare Part D legislation	—	—	—	(1,051)
Acquisitions	—	(883)	—	—
Currency translation	(4,919)	1,240	—	—
Benefits paid	(8,470)	(6,779)	(1,946)	(1,842)
Curtailments	(6,637)	—	(186)	—

Benefit obligation, end of year	$207,145	$200,854	$26,110	$21,984

Fair value of plan assets, beginning of year	$132,278	$111,402	$—	$—
Actual return on plan assets	9,977	16,269	—	—
Acquisitions	—	—	—	—
Contributions	11,219	10,884	—	—
Benefits paid	(8,408)	(7,276)	—	—
Currency translation	(630)	999	—	—

Fair value of plan assets, end of year	$144,436	$132,278	$—	$—

Funded status	$(62,709)	$(68,576)	$(26,110)	$(21,984)
Unrecognized transition (asset) obligation	959	(229)	1,509	1,814
Unrecognized net actuarial loss	43,727	46,331	9,288	6,040
Unrecognized prior service cost	(1,360)	(3,854)	558	(130)

Net amount recognized	$(19,383)	$(26,328)	$(14,755)	$(14,260)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension		Other Benefits

	2005	2004	2005	2004

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(50,594)	$(49,796)	$(14,755)	$(14,260)
Prepaid benefit cost	740	—	—	—
Intangible asset	2,096	2,529	—	—
Accumulated other comprehensive income	28,375	20,939	—	—

Net amount recognized	$(19,383)	$(26,328)	$(14,755)	$(14,260)

     The weighted average assumptions for U.S. and foreign plans used in determining benefit obligations as of year end:

	Pension		Other Benefits

	2005	2004	2005	2004

Discount rate	5.71%	5.77%	5.75%	5.75%
Expected return on plan assets	8.73%	8.55%	—	—
Rate of compensation increase	3.1%	3.1%	—	—
Initial healthcare trend rate	—	—	10.0%	7.1%
Ultimate healthcare trend rate	—	—	4.5%	4.5%
     Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $2,061 and would increase the 2005 benefit expense by $149. Decreasing the trend rate by 1% would decrease the benefit obligation by $1,766 and would decrease the 2005 benefit expense by $124.
     The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $193,536 and $186,302 for 2005 and 2004, respectively.
     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. and foreign plans with accumulated benefit obligations in excess of plan assets were $205,457, $192,039 and $141,804, respectively for 2005 and $197,845, $184,514 and $129,441, respectively for 2004.
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
     The plan asset allocations for U.S. and foreign plans are as follows:

		% of Assets
	Target
	Allocation	2005	2004

Equity securities	60%	68%	68%
Debt securities	30%	18%	18%
Real estate	10%	14%	14%

	100%	100%	100%

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The Company’s contributions to U.S. and foreign pension plans during 2006 are expected to be in the range of $7 million to $9 million. Contributions to postretirement healthcare plans during 2006 are expected to be approximately $2 million. Based upon the Company’s evaluation of its cash and debt positions during 2006, the Company may elect to contribute up to approximately $59 million to its U.S. defined benefit plans, which approximates the maximum allowable under current tax laws.
     The Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter is as follows:

	Pension	Other Benefits

2006	$8,000	$2,000
2007	8,400	2,100
2008	8,900	2,100
2009	9,400	2,100
2010	10,000	2,200
Years 2011—2015	60,600	10,600
     The Company maintains a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. The Company partially matches employee contributions. Costs related to these plans were $8,914, $9,952 and $7,445 for 2005, 2004 and 2003, respectively.
Note 13—Commitments and contingent liabilities
     Product warranty liability: The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for 2005:

Balance — December 26, 2004	$9,703
Accrued for warranties issued in 2005	12,901
Settlements (cash and in kind)	(9,840)
Accruals related to pre-existing warranties	1,600
Effect of dispositions and translation	(208)

Balance — December 25, 2005	$14,156

     Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the Company has residual value guarantees in the amount of $6,859 at December 25, 2005. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At December 25, 2005, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are as follows:

2006	$29,709
2007	24,717
2008	21,388
2009	18,863
2010	17,189
     Rental expense under operating leases was $36,734, $40,827 and $34,733 in 2005, 2004 and 2003, respectively.
     Accounts receivable securitization program: The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy the obligations of the Company.
     During the three months ended March 27, 2005, the Company amended the securitization program agreement. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program now qualify as sales of receivables and accordingly, $40,068 and $0 of accounts receivable and the related amounts previously recorded in notes payable were removed from the consolidated balance sheet as of December 25, 2005 and December 26, 2004, respectively.
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
     Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 25, 2005, the Company’s consolidated balance sheet included an accrued liability of $6,317 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of December 25, 2005. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.
     Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.
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
Note 14—Business segments and other information
     The Company has determined that its reportable segments are Commercial, Medical and Aerospace.
     The Commercial Segment businesses principally design, manufacture and distribute engineered products in the technical areas of driver control, motion control, power and vehicle management and fluid management. The Company’s products are used by a wide range of markets including the passenger car and light truck, marine, recreational, mobile power equipment, military, agricultural and construction vehicle, truck and bus and various other industrial equipment sectors.
     The Medical Segment businesses develop, manufacture and distribute disposable medical products, surgical instruments and medical devices, and specialty devices that support healthcare providers and medical equipment manufacturers. The Company’s products are largely sold and distributed to hospitals and healthcare providers in a range of clinical settings.
     The Aerospace Segment businesses develop and provide repair products and services for flight and ground-based turbine engines, manufacture and distribute precision-machined components and design, manufacture and market cargo-handling systems to commercial aviation, military, power generation and industrial markets worldwide.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Information about continuing operations by business segment is as follows:

	2005	2004	2003

Segment data:
Commercial	$1,189,645	$1,200,848	$1,089,544
Medical	831,138	736,352	525,785
Aerospace	493,769	453,211	445,567

Revenues	2,514,552	2,390,411	2,060,896

Commercial	81,129	105,665	111,453
Medical	149,956	116,664	84,656
Aerospace	33,444	(10,519)	5,887

Operating profit(1)	264,529	211,810	201,996
Corporate expenses	23,955	31,888	21,464
Net gain on sales of businesses and assets	(14,223)	(2,733)	(3,068)
Restructuring costs	27,066	67,618	—
Minority interest	(20,337)	(19,219)	(16,090)

Income from continuing operations before interest, taxes and minority interest	$248,068	$134,256	$199,690

Identifiable assets:
Commercial	$813,497	$924,602	$893,459
Medical	1,041,692	1,108,697	569,813
Aerospace	282,836	388,816	458,677
Corporate(2)	351,461	215,235	116,808

	$2,489,486	$2,637,350	$2,038,757

Capital expenditures:
Commercial	$23,526	$28,004	$41,460
Medical	26,523	14,023	14,836
Aerospace	18,147	9,027	17,438
Corporate	1,655	1,884	2,564

	$69,851	$52,938	$76,298

Depreciation and amortization expense:
Commercial	$42,316	$46,296	$43,776
Medical	38,508	35,772	23,562
Aerospace	17,856	21,997	21,659
Corporate	2,173	2,474	1,864

	$100,853	$106,539	$90,861

(1)	Segment operating profit is defined as a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, net gain on sales of businesses and assets, restructuring costs, interest income and expense and taxes on income are excluded from the measure.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Identifiable corporate assets include cash, investments in unconsolidated entities, property, plant and equipment and deferred tax assets primarily related to net operating losses and pension and retiree medical plans.
     Information about continuing operations in different geographic areas is as follows:

	2005	2004	2003

Revenues (based on business unit location):
United States	$1,119,978	$1,080,735	$1,007,144
Other Americas	289,915	268,174	201,401
Germany	308,536	276,611	235,242
Other Europe	574,451	560,038	424,292
Asia/ Australia	221,672	204,853	192,817

	$2,514,552	$2,390,411	$2,060,896

Net property, plant and equipment:
United States	$193,355	$299,951	$313,822
Other Americas	55,022	37,236	40,025
Germany	67,894	91,597	100,769
Other Europe	80,833	103,441	106,159
Asia/ Australia	50,712	52,027	51,543

	$447,816	$584,252	$612,318

Note 15—Discontinued operations and assets held for sale
     In August 2005, the Company completed the sale of its automotive pedal systems business and received $7,500 in gross proceeds. The Company recognized a $20,874 reduction in the carrying value of this business to the estimated fair value of the business less costs to sell and recognized a loss on the sale of $1,686 in 2005. During the third quarter of 2005, the Company sold a European medical product sterilization business that was classified as held for sale during the second quarter of 2005 and recognized a pre-tax gain on the sale of $2,122 in 2005. During the second quarter of 2005, the Company adopted a plan to sell a small medical business. The Company is actively marketing this business and recognized a loss of $4,560 in 2005 based upon the excess of the carrying value of the business as compared to the estimated fair value of the business less costs to sell. The charge is included in operating income (loss) from discontinued operations. On February 28, 2005, the Company completed the sale of Sermatech International, a surface-engineering/ specialty coatings business. The Company received gross proceeds of $79,868 and recorded a net gain on the sale of $34,415 in 2005. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.
     During the fourth quarter of 2004, the Company recognized a loss of $50,531 based upon a write-down of the automotive pedal systems business from its carrying value to the estimated fair value of the business less costs to sell. $44,466 of the write-down applied to long-lived assets, consisting primarily of machinery and equipment. The charge is included in operating income (loss) from discontinued operations.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)
     Revenues of discontinued operations were $112,515, $227,967 and $221,539 for 2005, 2004 and 2003, respectively. Operating income (loss) from discontinued operations was $2,304, $(68,262) and $(5,771) for 2005, 2004 and 2003, respectively.
     As part of the Company’s previously announced restructuring and divestiture program, the Company determined that assets totaling $32,789 met the criteria for held for sale classification during 2005. The assets are comprised primarily of land and buildings that are no longer being used in the Company’s operations. The Company determined that the carrying value of each asset held for sale did not exceed the estimated fair value of the asset less costs to sell and therefore did not adjust the carrying value of the asset in 2005.
     In October 2005, the Company completed the sale of a product line in its Medical Segment. The Company received gross proceeds of $10,265 and recorded a pre-tax gain on the sale of $8,989. Also during 2005, the Company sold assets, including assets held for sale totaling $12,942, and recognized an aggregate net gain on these sales of $5,234. The Company is actively marketing its remaining assets held for sale.
     During 2004, the Company sold six non-strategic businesses resulting in a net pre-tax gain of $2,733. No individual transaction resulted in a material gain or loss.
     During 2003, the Company sold an investment resulting in a pre-tax gain of $3,068.
     Assets and liabilities held for sale are comprised of the following:

	2005	2004

Assets held for sale:
Accounts receivable, net	$1,341	$32,551
Inventories	47	13,020
Property, plant and equipment	14,451	8,099
Other	1,060	714

Total assets held for sale	$16,899	$54,384

Liabilities held for sale:
Accounts payable	$—	$16,088
Accrued expenses	66	6,223
Deferred income taxes and other	—	5,641

Total liabilities held for sale	$66	$27,952

QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share)
2005:
Revenues(1)	$623,600	$657,009	$587,390	$646,553
Gross profit(1)	173,742	190,238	166,063	179,908
Income from continuing operations before interest, taxes and minority interest	50,101	67,362	61,190	69,415
Income from continuing operations	24,865	38,138	35,714	41,055
Income (loss) from discontinued operations	13,861	(9,165)	(2,114)	(3,537)
Net income	38,726	28,973	33,600	37,518
Earnings (losses) per share—basic(2):
Income from continuing operations	$0.61	$0.94	$0.88	$1.02
Income (loss) from discontinued operations	0.34	(0.23)	(0.05)	(0.09)

Net income	$0.96	$0.71	$0.83	$0.93

Earnings (losses) per share—diluted(2):
Income from continuing operations	$0.61	$0.93	$0.87	$1.00
Income (loss) from discontinued operations	0.34	(0.22)	(0.05)	(0.09)

Net income	$0.95	$0.71	$0.82	$0.92

2004:
Revenues(1)	$577,279	$592,239	$575,939	$644,954
Gross profit(1)	164,216	169,392	173,140	179,493
Income (loss) from continuing operations before interest, taxes and minority interest	53,547	60,460	45,740	(25,491)
Income (loss) from continuing operations	31,555	36,087	23,484	(26,002)
Loss from discontinued operations	(2,083)	(1,922)	(5,991)	(45,611)
Net income (loss)	29,472	34,165	17,493	(71,613)
Earnings (losses) per share—basic(2):
Income (loss) from continuing operations	$0.79	$0.90	$0.58	$(0.64)
Loss from discontinued operations	(0.05)	(0.05)	(0.15)	(1.13)

Net income (loss)	$0.74	$0.85	$0.43	$(1.77)

Earnings (losses) per share—diluted(2):
Income (loss) from continuing operations	$0.78	$0.89	$0.58	$(0.64)
Loss from discontinued operations	(0.05)	(0.05)	(0.15)	(1.12)

Net income (loss)	$0.73	$0.84	$0.43	$(1.77)

(1)	Amounts exclude the impact of the automotive pedal systems business, Sermatech International business, European medical product sterilization business and small medical business, which have been presented in the Company’s consolidated financial results as discontinued operations.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Doubtful		Balance at
	Beginning	Charged to	Accounts	Translation	End of
	of Year	Income	Written Off	and Other	Year

December 25, 2005	$11,296	$2,773	$(2,310)	$(1,669)	$10,090
December 26, 2004	$9,273	$3,726	$(3,697)	$1,994	$11,296
December 28, 2003	$9,955	$3,099	$(4,314)	$533	$9,273
INVENTORY RESERVE

	Balance at	Additions			Balance at
	Beginning	Charged to	Inventory	Translation	End of
	of Year	Income	Write-offs	and Other	Year

December 25, 2005:
Raw materials	$25,368	$4,836	$(9,865)	$(272)	$20,067
Work-in-process	1,660	506	(458)	(73)	1,635
Finished goods	34,248	5,187	(13,964)	(2,600)	22,871

	$61,276	$10,529	$(24,287)	$(2,945)	$44,573

December 26, 2004:
Raw materials	$15,100	$14,820	$(6,803)	$2,251	$25,368
Work-in-process	1,137	646	(37)	(86)	1,660
Finished goods	26,350	11,155	(4,251)	994	34,248

	$42,587	$26,621	$(11,091)	$3,159	$61,276

INDEX TO EXHIBITS
     The following exhibits are filed as part of, or incorporated by referenced into, this report:

Exhibit No.

*3	.1	—	Articles of Incorporation of the Company (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated herein by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated herein by reference to Exhibit 3(a) of the Company’s Form 10-K for the year ended December 27, 1998.
3.2		—	Amended and Restated Bylaws of the Company.
*4	.1	—	Shareholders’ Rights Plan of the Company (incorporated herein by reference to the Company’s Form 8-K dated December 7, 1998).
*10	.1	—	1990 Stock Compensation Plan (incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 incorporated by reference to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 28, 1997. As subsequently amended and restated on Form S-8 (Registration No. 333-59814) which is herein incorporated by reference).
*10	.2	—	Salaried Employees’ Pension Plan, as amended and restated in its entirety, effective July 1, 1989 and the retirement income plan as amended and restated in its entirety effective January 1, 1994 and related Trust Agreements, dated July 1, 1994 (incorporated by reference to the Company’s Form 10-K for the year ended December 25, 1994).
+*10	.3	—	Description of deferred compensation arrangement between the Company and L. K. Black (incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders).
*10	.4	—	Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 1995, and amended and restated on Form S-8 (Registration No. 333-77601) (incorporated by reference to Exhibit 10(f) of the Company’s Form 10-K for the year ended December 27, 1998).
+*10	.5	—	Information on the Company’s Profit Participation Plan, insurance arrangements with certain officers and deferred compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and compensation arrangements with directors (incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders).
*10	.6	—	Voluntary Investment Plan of the Company (incorporated by reference to Exhibit 28 of the Company’s registration statement on Form S-8 (Registration No. 2-98715), as amended and revised on Form S-8 (Registration No. 333-101005), filed November 5, 2002).
*10	.7	—	2000 Stock Compensation Plan (incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
*10	.8	—	Global Employee Stock Purchase Plan of the Company (incorporated herein by reference to the Company’s registration statement on Form S-8 (Registration No. 333-41654) filed on July 18, 2000).
+*10	.9	—	Letter Agreement, dated as of July 2, 2004, between the Company and Martin S. Headley (incorporated by reference to Exhibit 10(i) of the Company’s Form 10-K filed on March 9, 2005).

Exhibit No.

+*10	.10	—	Letter Agreement, dated as of September 23, 2004, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(j) of the Company’s Form 10-K filed on March 9, 2005).
+*10	.11	—	Executive Change In Control Agreement, dated as of June 21, 2005, between the Company and Jeffrey P. Black (incorporated by reference to Exhibit 10(m) of the Company’s Form 10-Q filed on July 27, 2005).
+*10	.12	—	Executive Change In Control Agreement, dated as of June 21, 2005, between the Company and Martin S. Headley (incorporated by reference to Exhibit 10(m) of the Company’s Form 10-Q filed on July 27, 2005).
+*10	.13	—	Executive Change In Control Agreement, dated as of June 21, 2005, between the Company and Clark D. Handy (incorporated by reference to Exhibit 10(n) of the Company’s Form 10-Q filed on July 27, 2005).
+*10	.14	—	Executive Change In Control Agreement, dated as of June 21, 2005, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(o) of the Company’s Form 10-Q filed on July 27, 2005).
+*10	.15	—	Executive Change In Control Agreement, dated as of June 21, 2005, between the Company and Kevin K. Gordon (incorporated by reference to Exhibit 10(p) of the Company’s Form 10-Q filed on July 27, 2005).
+10	.16	—	Executive Change In Control Agreement, dated as of June 21, 2005, between the Company and Vincent Northfield.
+10	.17	—	Executive Change In Control Agreement, dated as of June 21, 2005, between the Company and Forrest Whittaker.
+10	.18	—	Executive Change In Control Agreement, dated as of July 13, 2005, between the Company and John Suddarth.
+*10	.19	—	Agreement, dated as of March 7, 2005, between the Company and John J. Sickler (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on March 9, 2005).
+10	.20		Letter Agreement, dated as of February 25, 2003, between the Company and Forrest Whittaker.
*14		—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).
21		—	Subsidiaries of the Company.
23		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.