Form 10-Q
period 2006-03-26
TELEFLEX INC
filed 2006-04-28
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2006
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     ☐                              No     ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of April 19, 2006:

Common Stock, $1.00 Par Value (Title of each class)	40,256,464 (Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 26, 2006

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	March 26,	March 27,
	2006	2005

	(Dollars and shares
	in thousands,
	except per share)
Revenues	$632,167	$623,600
Materials, labor and other product costs	448,569	449,858

Gross profit	183,598	173,742
Selling, engineering and administrative expenses	123,119	116,347
Gain on sales of businesses and assets	(643)	—
Restructuring costs	4,493	7,294

Income from continuing operations before interest, taxes and minority interest	56,629	50,101
Interest expense	9,945	11,615
Interest income	(1,508)	(527)

Income from continuing operations before taxes and minority interest	48,192	39,013
Taxes on income from continuing operations	13,539	9,450

Income from continuing operations before minority interest	34,653	29,563
Minority interest in consolidated subsidiaries, net of tax	5,653	4,698

Income from continuing operations	29,000	24,865

Operating income from discontinued operations (including gain on disposal of $64 and $34,434 respectively)	145	21,368
Taxes on income from discontinued operations	39	7,507

Income from discontinued operations	106	13,861

Net income	$29,106	$38,726

Earnings per share:
Basic:
Income from continuing operations	$0.72	$0.61
Income from discontinued operations	$—	$0.34

Net income	$0.72	$0.96

Diluted:
Income from continuing operations	$0.71	$0.61
Income from discontinued operations	$—	$0.34

Net income	$0.72	$0.95

Dividends per share	$0.25	$0.22
Weighted average common shares outstanding:
Basic	40,346	40,453
Diluted	40,626	40,699
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 26,	December 25,
	2006	2005

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$188,855	$239,536
Accounts receivable, net	442,283	421,236
Inventories	416,895	404,271
Prepaid expenses	23,243	20,571
Deferred tax assets	50,711	57,915
Assets held for sale	14,853	16,899

Total current assets	1,136,840	1,160,428
Property, plant and equipment, net	436,597	447,816
Goodwill	502,918	504,666
Intangibles and other assets	252,359	259,218
Investments in affiliates	28,008	24,666
Deferred tax assets	19,731	6,254

Total assets	$2,376,453	$2,403,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$90,257	$125,510
Accounts payable	215,422	206,548
Accrued expenses	177,504	206,231
Income taxes payable	65,658	46,222
Deferred tax liabilities	342	408
Liabilities held for sale	77	66

Total current liabilities	549,260	584,985
Long-term borrowings	500,185	505,272
Deferred tax liabilities	40,466	50,535
Other liabilities	103,782	102,782

Total liabilities	1,193,693	1,243,574
Minority interest in equity of consolidated subsidiaries	23,144	17,400
Commitments and contingencies
Shareholders’ equity	1,159,616	1,142,074

Total liabilities and shareholders’ equity	$2,376,453	$2,403,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 26,	March 27,
	2006	2005

	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$29,106	$38,726
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(106)	(13,861)
Depreciation expense	20,447	21,288
Amortization expense of intangible assets	3,459	3,785
Amortization expense of deferred financing costs	402	234
Stock-based compensation	1,647	—
Gain on sales of businesses and assets	(643)	—
Impairment of long-lived assets	869	2,388
Minority interest in consolidated subsidiaries	5,653	4,698
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,518)	4,419
Inventories	(9,522)	(2,357)
Prepaid expenses	636	(5,680)
Accounts payable and accrued expenses	(9,183)	6,311
Income taxes payable and deferred income taxes	9,723	2,482

Net cash provided by operating activities from continuing operations	35,970	62,433

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	16,000
Reduction in long-term borrowings	(6,146)	(40,411)
Decrease in notes payable and current borrowings	(35,986)	(43,575)
Proceeds from stock compensation plans	3,908	5,080
Payments to minority interest shareholders	—	(3,920)
Purchases of treasury stock	(18,179)	—
Dividends	(10,113)	(8,918)

Net cash used in financing activities from continuing operations	(66,516)	(75,744)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(14,200)	(13,470)
Payments for businesses acquired	(4,334)	—
Proceeds from sales of businesses and assets	968	86,920
Proceeds from affiliates	2,696	96
Working capital payment for divested business	(5,629)	—
Other	(651)	(1,336)

Net cash provided by (used in) investing activities from continuing operations	(21,150)	72,210

Cash Flows from Discontinued Operations — 2005 Revised (See Note 1):
Net cash used in operating activities	(692)	(6,921)
Net cash used in financing activities	—	(76)
Net cash used in investing activities	(22)	(839)

Net cash used in discontinued operations	(714)	(7,836)

Effect of exchange rate changes on cash and cash equivalents	1,729	(1,612)

Net increase (decrease) in cash and cash equivalents	(50,681)	49,451
Cash and cash equivalents at the beginning of the period	239,536	115,955

Cash and cash equivalents at the end of the period	$188,855	$165,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share)
Note 1 — Basis of presentation/accounting policies
      Teleflex Incorporated (the “Company”) is a diversified industrial company specializing in the design, manufacture and distribution of specialty-engineered products. The Company serves a wide range of customers in niche segments of the commercial, medical and aerospace industries. The Company’s products include: driver controls, motion controls, power and vehicle management systems and fluid management systems for commercial industries; disposable medical products, surgical instruments, medical devices and specialty devices for hospitals and health-care providers; and repair products and services, precision-machined components and cargo-handling systems for commercial and military aviation as well as other industrial markets.
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
      This quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 filed with the Securities and Exchange Commission.
      The Company has revised its condensed consolidated statements of cash flows to attribute cash flows from discontinued operations to each of operating, financing and investing activities. Previously, the Company reported cash flows from discontinued operations as one line item. The Company has also revised its condensed consolidated statements of cash flows to attribute payments to minority interest shareholders as cash flows from financing activities of continuing operations. Previously, the Company reported these cash flows as part of cash flows from operating activities of continuing operations. The Company revised its 2005 condensed consolidated balance sheet to adjust for the netting of non-current deferred tax assets and liabilities. In addition, certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current period presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.
      Stock-based compensation: On December 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
      SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
modified prospective application, which requires the application of the standard starting from December 26, 2005, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for the three months ended March 26, 2006 reflect the impact of SFAS No. 123(R).
      Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three months ended March 26, 2006 was $1,647 and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for the three months ended March 26, 2006 was $322. As of March 26, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $12,318, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 2.3 years.
      Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS No. 123(R), the Company’s results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
      Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 26, 2006 included compensation expense for (1) stock-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation expense for the stock-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
      The following table illustrates the pro forma net income and earnings per share for the three months ended March 27, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

Net income, as reported	$38,726
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $481	(786)

Pro forma net income	$37,940

Earnings per share — basic:
Net income per share, as reported	$0.96
Pro forma net income per share	$0.94
Earnings per share — diluted:
Net income per share, as reported	$0.95
Pro forma net income per share	$0.94
      Stock-based compensation expense is measured using a multiple point Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on a blend

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option.
      The fair value for options granted in 2006 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The fair value for options granted in 2005 was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

	Three Months Ended

	March 26,	March 27,
	2006	2005

Risk-free interest rate	4.35%	4.12%
Expected life of option	4.46 yrs.	4.60 yrs.
Expected dividend yield	1.52%	1.70%
Expected volatility	23.36%	24.43%
      On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The Company has not yet determined if it will elect to adopt the simplified method.
      See Note 9 for additional information regarding the Company’s stock compensation plans.
Note 2 — New accounting standards
      Inventory Costs: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company adopted the provisions of this statement on December 26, 2005 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
      Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the statement of income. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company adopted the provisions of this statement on December 26, 2005 using modified prospective application. See the “Stock-based compensation” section of Note 1 above for the effect of adoption on the Company’s financial position, results of operations and cash flows.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounting Changes and Error Corrections: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of this statement on December 26, 2005 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
      Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with Statement 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a preexisting policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to Statement 133. Additionally, SFAS No. 155 requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation (previously, these were exempt from Statement 133). When determining whether an interest in securitized financial assets is a hybrid financial instrument, SFAS No. 155 does not consider a concentration of credit risk, in the form of subordination of one interest in securitized assets to another, to be an embedded derivative. The provisions of this statement are applicable for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 on the Company’s financial position, results of operations and cash flows.
Note 3 — Acquisitions

Acquisition of Hudson Respiratory Care, Inc.
      In connection with the acquisition of Hudson Respiratory Care Inc. (“HudsonRCI”) in July 2004, the Company formulated a plan related to the future integration of the acquired entity. The Company finalized the integration plan during the second quarter of 2005 and the integration activities are ongoing as of March 26, 2006. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at the date of acquisition, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Set forth below is a reconciliation of the Company’s future integration cost accrual:

	Involuntary Employee	Facility Closure and
	Termination Benefits	Restructuring Costs	Total

Balance at December 25, 2005	$7,162	$4,914	$12,076
Costs incurred	(277)	(1,910)	(2,187)

Balance at March 26, 2006	$6,885	$3,004	$9,889

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Restructuring
      During the first quarter of 2006, the Company began a restructuring activity in its Aerospace Segment. The planned actions relate to the closure of a manufacturing facility, termination of employees and relocation of operations. For the three months ended March 26, 2006, the Company recorded $199 of termination benefits that are included in restructuring costs. As of March 26, 2006, the accrued liability associated with this activity was $199 and was entirely due within twelve months. The Company expects to incur future restructuring costs associated with this activity of approximately $1,300 during the remainder of 2006.
      During the fourth quarter of 2004, the Company announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position the Company for future earnings growth. The actions have included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.
      For the three months ended March 26, 2006 and March 27, 2005, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program by segment that are included in restructuring costs were as follows:

Three Months Ended
March 26, 2006

Medical

Termination benefits	$234
Contract termination costs	733
Asset impairments	869
Other restructuring costs	2,458

$4,294

	Three Months Ended March 27, 2005

	Commercial	Medical	Aerospace	Total

Termination benefits	$873	$2,446	$450	$3,769
Contract termination costs	(531)	458	—	(73)
Asset impairments	—	490	1,898	2,388
Other restructuring costs	111	812	287	1,210

	$453	$4,206	$2,635	$7,294

      Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2004 restructuring and divestiture program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities in the Company’s Medical Segment and in 2005 also include a $531 reduction in the estimated cost associated with a lease termination in conjunction with the consolidation of manufacturing facilities in the Company’s Commercial Segment. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities. Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 26, 2006, the Company expects to incur the following future restructuring costs in its Medical Segment during the remainder of 2006:

Termination benefits	$5,250 - 6,000
Contract termination costs	1,000 - 1,250
Other restructuring costs	2,500 - 3,500

$8,750 - 10,750

      At March 26, 2006, the accrued liability associated with the 2004 restructuring and divestiture program consisted of the following and was entirely due within twelve months:

		Subsequent
	Balance at	Accruals and		Balance at
	December 25,	Changes in		March 26,
	2005	Estimates	Payments	2006

Termination benefits	$7,848	$234	$(2,026)	$6,056
Contract termination costs	775	733	(34)	1,474
Other restructuring costs	31	2,458	(2,458)	31

	$8,654	$3,425	$(4,518)	$7,561

Note 5 — Inventories
      Inventories consisted of the following:

	March 26,	December 25,
	2006	2005

Raw materials	$207,538	$199,955
Work-in-process	72,227	70,870
Finished goods	183,317	178,019

	463,082	448,844
Less: Inventory reserve	(46,187)	(44,573)

Inventories	$416,895	$404,271

Note 6 — Goodwill and other intangible assets
      Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 26, 2006 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill at December 25, 2005	$105,435	$391,933	$7,298	$504,666
Acquisitions	—	101	—	101
Adjustments(1)	—	(2,953)	—	(2,953)
Translation adjustment	603	501	—	1,104

Goodwill at March 26, 2006	$106,038	$389,582	$7,298	$502,918

(1)	Goodwill adjustments relate primarily to purchase price allocation changes associated with certain tax adjustments.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization

	March 26,	December 25,	March 26,	December 25,
	2006	2005	2006	2005

Customer lists	$80,471	$80,362	$15,546	$13,930
Intellectual property	59,588	59,174	24,279	22,967
Distribution rights	36,098	35,820	17,355	16,602
Trade names	85,465	85,464	—	—

	$261,622	$260,820	$57,180	$53,499

      Amortization expense related to intangible assets was $3,475 and $3,785 for the three months ended March 26, 2006 and March 27, 2005, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2006	$13,400
2007	12,500
2008	12,400
2009	12,200
2010	12,000
Note 7 — Comprehensive income
      The following table summarizes the components of comprehensive income:

	Three Months Ended

	March 26,	March 27,
	2006	2005

Net income	$29,106	$38,726
Financial instruments marked to market, net of tax	1,007	(883)
Cumulative translation adjustment	9,482	(12,483)

Comprehensive income	$39,595	$25,360

Note 8 — Shareholders’ equity
      Set forth below is a reconciliation of the Company’s common shares:

	Three Months Ended

	March 26,	March 27,
	2006	2005

	(Shares in thousands)
Common shares, beginning of period	41,123	40,450
Shares issued under compensation plans	83	204

Common shares, end of period	41,206	40,654

      On July 25, 2005, the Company’s Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006. Under the approved plan, the Company repurchased (in thousands) 279 shares on the open market for an aggregate purchase price of $18,179 during the first quarter of 2006.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended

	March 26,	March 27,
	2006	2005

	(Shares in thousands)
Basic	40,346	40,453
Dilutive shares assumed issued	280	246

Diluted	40,626	40,699

      Weighted average stock options (in thousands) that were antidilutive and therefore not included in the calculation of earnings per share were 211 and 560 for the three months ended March 26, 2006 and March 27, 2005, respectively.
Note 9 — Stock compensation plans
      The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to officers and key employees to purchase up to 4,000,000 shares of common stock at the market price of the stock on the dates options are granted. Outstanding options generally are exercisable three to five years after the date of the grant and expire no more than ten years after the grant.
      The following table summarizes the option activity as of March 26, 2006 and changes during the three months then ended:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, beginning of the period	1,809,234	$46.82
Granted	562,431	64.04
Exercised	(74,473)	45.02
Forfeited or expired	(22,731)	46.72

Outstanding, end of the period	2,274,461	$51.15	7.8	$44,473

Exercisable, end of the period	935,051	$44.97	6.4	$24,056

      As of March 26, 2006, 914,264 shares were available for future grant under the plans.
      The weighted average grant-date fair value of options granted during the three months ended March 26, 2006 and March 27, 2005 was $14.22 and $12.26, respectively. The total intrinsic value of options exercised during the three months ended March 26, 2006 and March 27, 2005 was $1,570 and $1,842, respectively.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.
      The parent Company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.
      Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits
	Three Months Ended		Three Months Ended

	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005

Service cost	$886	$1,353	$76	$64
Interest cost	2,912	3,054	398	356
Expected return on plan assets	(3,123)	(2,960)	—	—
Net amortization and deferral	560	539	265	122

Net benefit cost	$1,235	$1,986	$739	$542

Note 11 — Commitments and contingent liabilities
      Product warranty liability: The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the three months ended March 26, 2006:

Balance — December 25, 2005	$14,156
Accruals for warranties issued in 2006	2,647
Settlements (cash and in kind)	(3,469)
Accruals related to pre-existing warranties	664
Effect of translation	134

Balance — March 26, 2006	$14,132

      Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the Company had residual value guarantees in the amount of $6,859 at March 26, 2006. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At March 26, 2006, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.
      Accounts receivable securitization program: The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy the obligations of the Company. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40,068 of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet as of both March 26, 2006 and December 25, 2005.
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
      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 26, 2006, the Company’s condensed consolidated balance sheet included an accrued liability of $6,205 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of March 26, 2006. The time-frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Business segment information
      Information about continuing operations by business segment is as follows:

	Three Months Ended

	March 26,	March 27,
	2006	2005

Segment data:
Commercial	$304,527	$303,808
Medical	203,121	209,901
Aerospace	124,519	109,891

Revenues	632,167	623,600

Commercial	20,354	24,817
Medical	30,261	32,872
Aerospace	11,432	1,963

Segment operating profit	62,047	59,652
Less: Corporate expenses	7,221	6,955

Total operating profit(1)	54,826	52,697
Gain on sales of businesses and assets	(643)	—
Restructuring costs	4,493	7,294
Minority interest	(5,653)	(4,698)

Income from continuing operations before interest, taxes and minority interest	$56,629	$50,101

(1)	Total operating profit is defined as segment operating profit, which includes a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest, less unallocated corporate expenses. Gain on sales of businesses and assets, restructuring costs, interest income and expense and taxes on income are excluded from the measure.
Note 13 — Discontinued operations and assets held for sale
      On February 28, 2005, the Company completed the sale of Sermatech International, a surface-engineering/specialty coatings business, and recorded a pre-tax gain on the sale of $34,434. Also during the first quarter of 2005, the Company recognized a $12,874 reduction in the carrying value of its Tier 1 automotive pedal systems business to the estimated fair value of the business less costs to sell. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations and assets and liabilities held for sale.
      Revenues of discontinued operations were $1,293 and $55,635 for the three months ended March 26, 2006 and March 27, 2005, respectively. Operating income from discontinued operations was $145 and $21,368 for the three months ended March 26, 2006 and March 27, 2005, respectively.
      During the first quarter of 2006, the Company sold a $713 asset held for sale and recognized a pre-tax gain on the sale of $643. The Company is actively marketing its remaining assets held for sale.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
      Assets and liabilities held for sale are comprised of the following:

	March 26,	December 25,
	2006	2005

Assets held for sale:
Accounts receivable, net	$1,049	$1,341
Inventories	50	47
Property, plant and equipment	12,704	14,451
Other	1,050	1,060

Total assets held for sale	$14,853	$16,899

Liabilities held for sale:
Accrued expenses	$77	$66

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring and divestiture program; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks that our business is subject to, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.
Overview
      We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core revenue growth in the first quarter of 2006 as compared to 2005, excluding the impacts of currency, acquisitions and divestitures, was 4%. Core growth was strongest in our Aerospace Segment, which grew 13%, and weakest in our Medical Segment, which was flat year over year.
      Total operating profit increased 4% in the first quarter of 2006 and includes $1.6 million of stock-based compensation expense, recognized in connection with our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R) in the first quarter of 2006. The benefits realized from growth and restructuring activities were partially offset by the impact of the larger percentage of lower margin business and costs related to an information systems implementation program in our Medical Segment.
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

Comparison of the three months ended March 26, 2006 and March 27, 2005
      Revenues increased 1% in the first quarter of 2006 to $632.2 million from $623.6 million in the first quarter of 2005. This increase was due to an increase of 4% from core growth, offset, in part, by a decrease of 3% from currency. The Commercial, Medical and Aerospace segments comprised 48%, 32% and 20% of our revenues, respectively.

      Materials, labor and other product costs as a percentage of revenues declined to 71.0% in the first quarter of 2006 compared to 72.1% in the first quarter of 2005. The decline was due primarily to the impact of certain inventory adjustments resulting from the restructuring and divestiture program in the first quarter of 2005. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues increased to 19.5% in the first quarter of 2006 compared with 18.7% in the first quarter of 2005 due primarily to costs associated with the initial phases of an information systems implementation program in our Medical Segment, the impact of expensing stock options under SFAS No. 123(R) and increased professional fees.
      Interest expense declined in the first quarter of 2006 principally as a result of lower debt balances. Interest income increased in the first quarter of 2006 primarily due to higher average cash balances related to increased proceeds received from sales of businesses and assets during 2005. The effective income tax rate was 28.09% in the first quarter of 2006 compared with 24.22% in the first quarter of 2005. The higher rate in the first quarter of 2006 was primarily the result of a higher proportion of income in the first quarter of 2006 earned in countries with relatively higher tax rates. Minority interest in consolidated subsidiaries increased $1.0 million in the first quarter of 2006 due to increased profits from our entities that are not wholly-owned. Net income for the first quarter of 2006 was $29.1 million, a decline of 25% from the first quarter of 2005, due primarily to the impact of the gain on the sale of the Sermatech business in the first quarter of 2005. Diluted earnings per share declined 24% to $0.72.
      On December 26, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).
      SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. We adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from December 26, 2005, the first day of our fiscal year 2006. Our condensed consolidated financial statements for the first quarter of 2006 reflect the impact of SFAS No. 123(R).
      Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the first quarter of 2006 was $1.6 million and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for the first quarter of 2006 was $0.3 million. As of March 26, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $12.3 million, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 2.3 years.
      Additional information regarding stock-based compensation and our stock compensation plans is presented in Notes 1 and 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
      During the first quarter of 2006, we began a restructuring activity in our Aerospace Segment. The planned actions relate to the closure of a manufacturing facility, termination of employees and relocation of operations. For the first quarter of 2006, we recorded $0.2 million of termination benefits that are included in restructuring costs. We expect to incur future restructuring costs associated with this activity of approximately $1.3 million during the remainder of 2006.
      During the fourth quarter of 2004, we announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The actions have included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring costs during the first quarter of 2006 totaled

$4.3 million and were attributable to our Medical Segment. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring costs during the first quarter of 2005 totaled $7.3 million, of which 6%, 58% and 36% were attributable to our Commercial, Medical and Aerospace segments, respectively. As of March 26, 2006, we expect to incur future restructuring costs associated with our 2004 restructuring and divestiture program of between $8.8 million and $10.8 million in our Medical Segment during the remainder of 2006. For a more complete discussion, see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Segment Reviews
      The following is a discussion of our segment operating results.

Comparison of the three months ended March 26, 2006 and March 27, 2005

Commercial
      Commercial Segment revenues increased $0.7 million in the first quarter of 2006 to $304.5 million from $303.8 million in the first quarter of 2005. The increase was due to a 3% increase from core growth, offset primarily by a 3% decrease from currency. The segment benefited from sales of new products for the marine market, including steering and engine controls, sales of alternative fuel systems and auxiliary power systems and sales of heavy-duty rigging and cable used in marine construction and the securing of oil platforms. This was partially offset by a decline in sales of Tier 1 automotive driver controls in the European market when compared to the prior year period.
      Commercial Segment operating profit declined 18% in the first quarter of 2006 to $20.4 million from $24.8 million in the first quarter of 2005. This decline reflects the impact of costs related to new product production for driver control products in the marine and industrial markets and the mix impact created by a wind down in sales and production of power sources used by the military and an increase in volume for lower-margin industrial and automotive products. Operating profit as a percent of revenues declined to 6.7% in the first quarter of 2006 from 8.2% in the first quarter of 2005.

Medical
      Medical Segment revenues declined 3% in the first quarter of 2006 to $203.1 million from $209.9 million in the first quarter of 2005. Modest increases in the contribution from new products were more than offset by the negative impact of currency translation, with core growth relatively flat. The segment also saw lower volume for orthopedic specialty devices sold to medical device manufacturers and lower volume for surgical instruments for the hospital market as a result of temporary manufacturing disruptions at a key supplier.
      Medical Segment operating profit declined 8% in the first quarter of 2006 to $30.3 million from $32.9 million in the first quarter of 2005. This decline was primarily the result of the impact of currency translation and costs associated with supporting future growth. These costs included the initial phases of an information systems implementation program, expanding Medical OEM capacity and operational inefficiencies resulting from consolidation of distribution to support sales expansion. Operating profit as a percent of revenues declined to 14.9% in the first quarter of 2006 from 15.7% in the first quarter of 2005.

Aerospace
      Aerospace Segment revenues increased 13% in the first quarter of 2006 to $124.5 million from $109.9 million in the first quarter of 2005. This increase was due to increases of 13% from core growth and 2% from acquisitions, offset, in part, by a 2% decrease from currency. All three principal businesses in the segment experienced double-digit percentage increases, the most significant of which related to sales of wide-body cargo-handling systems.
      Aerospace Segment operating profit increased to $11.4 million in the first quarter of 2006 from $2.0 million in the first quarter of 2005. Operating profit increased as a result of higher volume levels across the segment and the benefits of restructuring actions taken in 2005. Operating profit as a percent of revenues increased to 9.2% in the first quarter of 2006 from 1.8% in the first quarter of 2005.
Liquidity and Capital Resources
      Operating activities provided net cash of approximately $36.0 million during the first quarter of 2006. Changes in our operating assets and liabilities during the first quarter of 2006 resulted in a net cash outflow of $24.9 million, the most significant of which were increases in accounts receivable and inventories and a decrease in accounts payable and accrued expenses, offset, in part, by an increase in income taxes payable and deferred income taxes. Our financing activities during the first quarter of 2006 consisted primarily of a decrease in notes payable and current borrowings of $36.0 million, purchases of treasury stock of $18.2 million and payment of dividends of $10.1 million. Our investing activities during the first quarter of 2006 consisted primarily of capital expenditures of $14.2 million. During the first quarter of 2006, we also made a $5.6 million working capital payment for a divested business and a $4.3 million deferred payment related to a prior period acquisition. Net cash used in discontinued operations was $0.7 million in the first quarter of 2006.
      We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40.1 million of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet as of both March 26, 2006 and December 25, 2005.
      On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006. Under the approved plan, we repurchased 0.3 million shares on the open market during the first quarter of 2006 for an aggregate purchase price of $18.2 million.
      The following table provides our net debt to total capital ratio:

	March 26,	December 25,
	2006	2005

	(Dollars in thousands)
Net debt includes:
Current borrowings	$90,257	$125,510
Long-term borrowings	500,185	505,272

Total debt	590,442	630,782
Less: Cash and cash equivalents	188,855	239,536

Net debt	$401,587	$391,246

Total capital includes:
Net debt	$401,587	$391,246
Shareholders’ equity	1,159,616	1,142,074

Total capital	$1,561,203	$1,533,320

Percent of net debt to total capital	26%	26%
      We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no significant changes in market risk for the quarter ended March 26, 2006. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

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

Item 1A.	Risk Factors
      There have been no significant changes in risk factors for the quarter ended March 26, 2006. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ending July 2006. Under the approved plan, we repurchased 690,100 shares on the open market during 2005 for an aggregate purchase price of $46.5 million. The following table sets forth certain information regarding our repurchases of our equity securities on the open market during the first quarter of 2006:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

December 26, 2005 - January 29, 2006	—	$—	—	$93,482,000
January 30, 2006 - February 26, 2006	—	$—	—	$93,482,000
February 27, 2006 - March 26, 2006	279,400	$65.07	279,400	$75,303,000

	279,400	$65.07	279,400	$75,303,000

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The following exhibits are filed as part of this report:

Exhibit No.		Description

31(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(b)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32(a)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
(b)	—	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

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
Dated: April 28, 2006