Form 10-Q
period 2006-06-25
TELEFLEX INC
filed 2006-08-01
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission file number 1-5353

TELEFLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1147939 (I.R.S. employer identification no.)

155 South Limerick Road, Limerick, Pennsylvania (Address of principal executive offices)	19468 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐               No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of July 19, 2006:

Common Stock, $1.00 Par Value (Title of each class)	39,994,873 (Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 25, 2006

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share)

Revenues	$682,615	$657,009	$1,314,782	$1,280,609
Materials, labor and other product costs	480,091	466,770	928,660	916,628

Gross profit	202,524	190,239	386,122	363,981
Selling, engineering and administrative expenses	129,665	116,224	252,784	232,571
Net loss on sales of businesses and assets	1,828	—	1,185	—
Restructuring and impairment charges	8,475	6,653	12,968	13,947

Income from continuing operations before interest, taxes and minority interest	62,556	67,362	119,185	117,463
Interest expense	10,930	11,132	20,875	22,747
Interest income	(1,627)	(567)	(3,135)	(1,094)

Income from continuing operations before taxes and minority interest	53,253	56,797	101,445	95,810
Taxes on income from continuing operations	11,291	13,478	24,830	22,928

Income from continuing operations before minority interest	41,962	43,319	76,615	72,882
Minority interest in consolidated subsidiaries, net of tax	5,935	5,181	11,588	9,879

Income from continuing operations	36,027	38,138	65,027	63,003

Operating income (loss) from discontinued operations (including gain on disposal of $1,000, $1,687, $1,064 and $36,121, respectively)	304	(13,424)	449	7,944
Taxes (benefit) on income (loss) from discontinued operations	(308)	(4,259)	(269)	3,248

Income (loss) from discontinued operations	612	(9,165)	718	4,696

Net income	$36,639	$28,973	$65,745	$67,699

Earnings (losses) per share:
Basic:
Income from continuing operations	$0.90	$0.94	$1.61	$1.55
Income (loss) from discontinued operations	$0.02	$(0.23)	$0.02	$0.12

Net income	$0.91	$0.71	$1.63	$1.67

Diluted:
Income from continuing operations	$0.89	$0.93	$1.60	$1.54
Income (loss) from discontinued operations	$0.02	$(0.22)	$0.02	$0.11

Net income	$0.90	$0.71	$1.62	$1.66

Dividends per share	$0.285	$0.250	$0.535	$0.470
Weighted average common shares outstanding:
Basic	40,244	40,635	40,295	40,544
Diluted	40,495	41,031	40,577	40,865

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 25,	December 25,
	2006	2005
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$240,936	$239,536
Accounts receivable, net	431,023	421,236
Inventories	418,123	404,271
Prepaid expenses	23,380	20,571
Deferred tax assets	64,251	57,915
Assets held for sale	17,155	16,899

Total current assets	1,194,868	1,160,428
Property, plant and equipment, net	433,993	447,816
Goodwill	495,615	504,666
Intangibles and other assets	250,642	259,218
Investments in affiliates	24,262	24,666
Deferred tax assets	5,698	6,254

Total assets	$2,405,078	$2,403,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$82,157	$125,510
Accounts payable	215,031	206,548
Accrued expenses	190,619	206,231
Income taxes payable	28,224	46,222
Deferred tax liabilities	234	408
Liabilities held for sale	106	66

Total current liabilities	516,371	584,985
Long-term borrowings	491,378	505,272
Deferred tax liabilities	56,166	50,535
Other liabilities	104,472	102,782

Total liabilities	1,168,387	1,243,574
Minority interest in equity of consolidated subsidiaries	28,497	17,400
Commitments and contingencies
Shareholders’ equity	1,208,194	1,142,074

Total liabilities and shareholders’ equity	$2,405,078	$2,403,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 25,	June 26,
	2006	2005
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$65,745	$67,699
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(718)	(4,696)
Depreciation expense	40,855	43,383
Amortization expense of intangible assets	6,670	7,368
Amortization expense of deferred financing costs	684	481
Stock-based compensation	3,305	—
Net loss on sales of businesses and assets	1,185	—
Impairment of long-lived assets	4,757	2,664
Minority interest in consolidated subsidiaries	11,588	9,879
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,937	39,409
Inventories	(3,788)	(3,159)
Prepaid expenses	2,589	138
Accounts payable and accrued expenses	(1,143)	3,308
Income taxes payable and deferred income taxes	(5,311)	4,734

Net cash provided by operating activities from continuing operations	132,355	171,208

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	16,000
Reduction in long-term borrowings	(18,275)	(69,768)
Decrease in notes payable and current borrowings	(47,042)	(53,524)
Proceeds from stock compensation plans	8,275	11,455
Payments to minority interest shareholders	—	(9,075)
Purchases of treasury stock	(22,611)	—
Dividends	(21,609)	(19,097)

Net cash used in financing activities from continuing operations	(101,262)	(124,009)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(28,103)	(26,387)
Payments for businesses acquired	(4,334)	(6,701)
Proceeds from sales of businesses and assets	899	88,948
Proceeds from (investments in) affiliates	2,550	(11)
Working capital payment for divested business	(5,629)	—
Other	(1,578)	4,728

Net cash provided by (used in) investing activities from continuing operations	(36,195)	60,577

Cash Flows from Discontinued Operations — 2005 Revised (See Note 1):
Net cash provided by (used in) operating activities	696	(389)
Net cash used in financing activities	—	(1,533)
Net cash provided by (used in) investing activities	104	(2,023)

Net cash provided by (used in) discontinued operations	800	(3,945)

Effect of exchange rate changes on cash and cash equivalents	5,702	(7,330)

Net increase in cash and cash equivalents	1,400	96,501
Cash and cash equivalents at the beginning of the period	239,536	115,955

Cash and cash equivalents at the end of the period	$240,936	$212,456

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

During the second quarter of 2006, the Company determined that various out-of-period adjustments were required to correct errors in its financial statements. These errors related to (1) tax balance sheet accounts that were incorrectly stated as a result of discrete errors in the Company’s tax accounting analyses and computations in prior periods; (2) overstatement of inventory balances at one of the Company’s facilities identified during a physical inventory at that location; and (3) customer funded tooling that was not appropriately expensed in prior periods. Correction of these errors increased Materials, labor and other product costs by $2,508 and decreased Taxes on income from continuing operations by $7,327. As a result, the Company recorded an increase in Income from continuing operations for the quarter of $4,819 to correct these errors. Based on the Company’s analysis of these matters, the Company has concluded that these matters are not material on a quantitative or qualitative basis.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application method, which requires the application of the standard starting from December 26, 2005, the first day of the Company’s 2006 fiscal year. The Company’s condensed consolidated financial statements for the three and six months ended June 25, 2006 reflect the impact of SFAS No. 123(R).

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three and six months ended June 25, 2006 was $1,658 and $3,305, respectively, and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for the three and six months ended June 25, 2006 was $300 and $622, respectively. As of June 25, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $11,938, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 25, 2006 included compensation expense for (1) stock-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation expense for the stock-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized for the second quarter and first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma net income and earnings per share for the three and six months ended June 26, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months	Six Months
	Ended	Ended
	June 26,	June 26,
	2005	2005

Net income, as reported	$28,973	$67,699
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $496 and $977, respectively	(810)	(1,596)

Pro forma net income	$28,163	$66,103

Earnings per share — basic:
Net income per share, as reported	$0.71	$1.67
Pro forma net income per share	$0.69	$1.63
Earnings per share — diluted:
Net income per share, as reported	$0.71	$1.66
Pro forma net income per share	$0.69	$1.62

Stock-based compensation expense is measured using a multiple point Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option.

The fair value for options granted in 2006 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The fair value for options granted in 2005 was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005

Risk-free interest rate	4.73%	3.75%	4.41%	4.09%
Expected life of option	4.46 yrs.	4.60 yrs.	4.46 yrs.	4.60 yrs.
Expected dividend yield	1.61%	1.86%	1.53%	1.71%
Expected volatility	22.71%	24.42%	23.26%	24.43%

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). During the second quarter of 2006, the Company elected to adopt the simplified method.

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

Certain Hybrid Financial Instruments:  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a preexisting policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. Additionally, SFAS No. 155 requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation (previously, these were exempt from SFAS No. 133). When determining whether an interest in securitized financial assets is a hybrid financial instrument, SFAS No. 155 does not consider a concentration of credit risk, in the form of subordination of one interest in securitized assets to another, to be an embedded derivative. The provisions of this statement are applicable for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 on the Company’s financial position, results of operations and cash flows.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Tax Positions:  In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company will evaluate over the remainder of 2006 the impact of FIN No. 48 on the Company’s financial position, results of operations and cash flows.

Note 3 — Acquisitions

Acquisition of Hudson Respiratory Care, Inc.

In connection with the acquisition of Hudson Respiratory Care Inc. (“HudsonRCI”) in July 2004, the Company formulated a plan related to the future integration of the acquired entity. The Company finalized the integration plan during the second quarter of 2005 and the integration activities are ongoing as of June 25, 2006. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at the date of acquisition, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As of June 25, 2006, the Company determined that the remaining integration cost accrual exceeded the total amount of the remaining estimated integration costs and therefore adjusted the accrual with a corresponding reduction to goodwill. Set forth below is a reconciliation of the Company’s future integration cost accrual:

	Involuntary Employee	Facility Closure and
	Termination Benefits	Restructuring Costs	Total

Balance at December 25, 2005	$7,162	$4,914	$12,076
Costs incurred	(3,188)	(2,277)	(5,465)
Adjustments to reserve	(2,517)	(1,027)	(3,544)

Balance at June 25, 2006	$1,457	$1,610	$3,067

Note 4 — Restructuring

2006 Restructuring Program

In June 2006, the Company began certain restructuring initiatives that affect all three of the Company’s operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of the Company’s facilities in Europe and North America. The Company has determined to undertake these initiatives as a means to improving operating performance and to better leverage the Company’s existing resources.

For the three months ended June 25, 2006, the charges associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended June 25, 2006
	Commercial	Medical	Total

Termination benefits	$485	$1,264	$1,749
Other restructuring costs	—	74	74

	$485	$1,338	$1,823

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Other restructuring costs include expenses primarily related to the consolidation of operations and the reorganization of administrative functions.

As of June 25, 2006, the Company expects to incur the following future restructuring costs associated with the 2006 restructuring program in its Commercial, Medical and Aerospace segments over the next four quarters:

	Commercial	Medical	Aerospace

Termination benefits	$725 - 900	$1,925 - 2,400	$1,200 - 1,500
Contract termination costs	—	500 - 600	500 - 600
Other restructuring costs	950 - 1,425	325 - 500	250 - 400

	$1,675 - 2,325	$2,750 - 3,500	$1,950 - 2,500

At June 25, 2006, the accrued liability associated with the 2006 restructuring program consisted of the following and was entirely due within twelve months:

	Balance at			Balance at
	December 25,	Subsequent		June 25,
	2005	Accruals	Payments	2006

Termination benefits	$—	$1,749	$(277)	$1,472
Other restructuring costs	—	74	(74)	—

	$—	$1,823	$(351)	$1,472

During the second quarter of 2006, the Company determined that a minority held investment was impaired and recorded a charge of $3,868, which is included in restructuring and impairment charges.

Aerospace Segment Restructuring Activity

During the first quarter of 2006, the Company began a restructuring activity in its Aerospace Segment. The planned actions relate to the closure of a manufacturing facility, termination of employees and relocation of operations. For the three and six months ended June 25, 2006, the Company recorded $107 and $306, respectively, of termination benefits that are included in restructuring and impairment charges. As of June 25, 2006, the accrued liability associated with this activity was $306 and was entirely due within twelve months. The Company expects to incur future restructuring costs associated with this activity of approximately $1,200 during the remainder of 2006.

2004 Restructuring and Divestiture Program

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended June 25, 2006 and the three and six months ended June 26, 2005, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program by segment that are included in restructuring and impairment charges were as follows:

Three Months Ended
June 25, 2006
Medical

Termination benefits	$(322)
Asset impairments	58
Other restructuring costs	2,941

$2,677

Six Months Ended
June 25, 2006
Medical

Termination benefits	$(88)
Contract termination costs	733
Asset impairments	927
Other restructuring costs	5,399

$6,971

	Three Months Ended June 26, 2005
	Commercial	Medical	Aerospace	Total

Termination benefits	$1,123	$1,052	$67	$2,242
Contract termination costs	70	451	—	521
Asset impairments	156	120	—	276
Other restructuring costs	300	2,991	323	3,614

	$1,649	$4,614	$390	$6,653

	Six Months Ended June 26, 2005
	Commercial	Medical	Aerospace	Total

Termination benefits	$1,996	$3,498	$517	$6,011
Contract termination costs	(461)	909	—	448
Asset impairments	156	610	1,898	2,664
Other restructuring costs	411	3,803	610	4,824

	$2,102	$8,820	$3,025	$13,947

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 25, 2006, the Company expects to incur the following future restructuring costs associated with the 2004 restructuring and divestiture program in its Medical Segment during the remainder of 2006:

Termination benefits	$2,000 - 2,750
Contract termination costs	1,000 - 1,250
Other restructuring costs	3,000 - 4,000

$6,000 - 8,000

At June 25, 2006, the accrued liability associated with the 2004 restructuring and divestiture program consisted of the following and was entirely due within twelve months:

		Subsequent
	Balance at	Accruals and		Balance at
	December 25,	Changes in		June 25,
	2005	Estimates	Payments	2006

Termination benefits	$7,848	$(88)	$(4,381)	$3,379
Contract termination costs	775	733	(265)	1,243
Other restructuring costs	31	5,399	(5,401)	29

	$8,654	$6,044	$(10,047)	$4,651

Note 5 — Inventories

Inventories consisted of the following:

	June 25,	December 25,
	2006	2005

Raw materials	$207,533	$199,955
Work-in-process	72,753	70,870
Finished goods	182,479	178,019

	462,765	448,844
Less: Inventory reserve	(44,642)	(44,573)

Inventories	$418,123	$404,271

Note 6 — Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 25, 2006 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill at December 25, 2005	$105,435	$391,933	$7,298	$504,666
Acquisitions	—	101	—	101
Dispositions	(172)	(938)	—	(1,110)
Adjustments(1)	—	(14,076)	—	(14,076)
Translation adjustment	4,159	1,875	—	6,034

Goodwill at June 25, 2006	$109,422	$378,895	$7,298	$495,615

(1)	Goodwill adjustments relate primarily to the adjustment of the HudsonRCI integration cost accrual (see Note 3) and to purchase price allocation changes associated with certain tax adjustments.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	June 25,	December 25,	June 25,	December 25,
	2006	2005	2006	2005

Customer lists	$81,290	$80,362	$17,318	$13,930
Intellectual property	59,728	59,174	20,348	22,967
Distribution rights	35,679	35,820	22,148	16,602
Trade names	85,467	85,464	—	—

	$262,164	$260,820	$59,814	$53,499

Amortization expense related to intangible assets was $3,196 and $6,671 for the three and six months ended June 25, 2006, respectively, and $3,583 and $7,368 for the three and six months ended June 26, 2005, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2006	$13,400
2007	12,400
2008	12,400
2009	12,200
2010	12,000

Note 7 — Comprehensive income

The following table summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005

Net income	$36,639	$28,973	$65,745	$67,699
Financial instruments marked to market	973	(3,107)	1,980	(3,990)
Cumulative translation adjustment	18,748	(20,678)	28,230	(33,161)

Comprehensive income	$56,360	$5,188	$95,955	$30,548

Note 8 — Changes in shareholders’ equity

Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
	(Shares in thousands)

Common shares, beginning of period	41,206	40,654	41,123	40,450
Shares issued under compensation plans	76	92	159	296

Common shares, end of period	41,282	40,746	41,282	40,746

On July 25, 2005, the Company’s Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ended July 2006. In June 2006, the Company’s Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, the Company repurchased (in thousands) a total of 1,056 shares on the open market during 2005 and the first six months of 2006 for an aggregate purchase price of $69,129, with 86 shares repurchased during

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the second quarter of 2006 for an aggregate purchase price of $4,432. During July 2006, the Company repurchased (in thousands) 257 shares on the open market for an aggregate purchase price of $13,529.

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

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
	(Shares in thousands)

Basic	40,244	40,635	40,295	40,544
Dilutive shares assumed issued	251	396	282	321

Diluted	40,495	41,031	40,577	40,865

Weighted average stock options (in thousands) that were antidilutive and therefore not included in the calculation of earnings per share were 263 and 237 for the three and six months ended June 25, 2006, respectively, and 213 and 387 for the three and six months ended June 26, 2005, respectively.

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

The following table summarizes the option activity as of June 25, 2006 and changes during the six months then ended:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, beginning of the period	1,809,234	$46.82
Granted	662,431	64.55
Exercised	(153,451)	45.60
Forfeited or expired	(99,165)	53.99

Outstanding, end of the period	2,219,049	$51.88	7.7	$10,504

Exercisable, end of the period	1,063,949	$45.02	6.2	$8,949

As of June 25, 2006, 889,098 shares were available for future grant under the plans.

The weighted average grant-date fair value was $14.94 and $14.33 for options granted during the three and six months ended June 25, 2006, respectively, and $12.10 and $12.25 for options granted during the three and six months ended June 26, 2005, respectively. The total intrinsic value of options exercised was $1,779 and $3,349 during the three and six months ended June 25, 2006, respectively, and $2,183 and $3,906 during the three and six months ended June 26, 2005, respectively.

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

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$1,155	$1,307	$67	$62	$2,041	$2,660	$143	$126
Interest cost	3,804	2,890	344	344	6,716	5,944	742	700
Expected return on plan assets	(4,326)	(2,769)	—	—	(7,449)	(5,729)	—	—
Net amortization and deferral	446	524	230	117	1,006	1,063	495	239

Net benefit cost	$1,079	$1,952	$641	$523	$2,314	$3,938	$1,380	$1,065

Note 11 — Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the six months ended June 25, 2006:

Balance — December 25, 2005	$14,156
Accruals for warranties issued in 2006	5,012
Settlements (cash and in kind)	(6,438)
Accruals related to pre-existing warranties	374
Effect of translation	617

Balance — June 25, 2006	$13,721

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company also has synthetic lease programs that are used primarily for plant and equipment. In connection with the synthetic and other leases, the Company had residual value guarantees in the amount of $6,859 at June 25, 2006. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At June 25, 2006, the Company had no liabilities recorded

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy the obligations of the Company. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40,068 of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet as of both June 25, 2006 and December 25, 2005.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 25, 2006, the Company’s condensed consolidated balance sheet included an accrued liability of $6,215 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of June 25, 2006. The time-frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Business segment information

Information about continuing operations by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005

Segment data:
Commercial	$337,167	$314,706	$641,694	$618,514
Medical	217,761	217,956	420,882	427,857
Aerospace	127,687	124,347	252,206	234,238

Revenues	682,615	657,009	1,314,782	1,280,609

Commercial	24,982	25,361	45,335	50,178
Medical	37,335	43,068	67,596	75,940
Aerospace	11,357	6,570	22,789	8,533

Segment operating profit	73,674	74,999	135,720	134,651
Less: Corporate expenses	6,750	6,165	13,970	13,120

Total operating profit,(1)	66,924	68,834	121,750	121,531
Net loss on sales of businesses and assets	1,828	—	1,185	—
Restructuring and impairment charges	8,475	6,653	12,968	13,947
Minority interest	(5,935)	(5,181)	(11,588)	(9,879)

Income from continuing operations before interest, taxes and minority interest	$62,556	$67,362	$119,185	$117,463

(1)	Total operating profit is defined as segment operating profit, which includes a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest, less unallocated corporate expenses. Net loss on sales of businesses and assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

Note 13 — Discontinued operations and assets held for sale

During the second quarter of 2006, the Company recognized a $900 reduction in the carrying value of a small medical business to the estimated fair value of the business less costs to sell. Also during the second quarter of 2006, the Company recognized a pre-tax gain of $917 related to the first quarter 2005 divestiture of Sermatech International.

During the second quarter of 2005, the Company adopted a plan to sell a small medical business. The Company recognized a loss of $3,100 based upon the excess of the carrying value of the business as compared to the estimated fair value of the business less costs to sell. Also during the second quarter of 2005, the Company recognized a further pre-tax gain on sale of assets of $1,687 related to the first quarter 2005 divestiture of Sermatech International and recognized an $8,000 reduction in the carrying value of its Tier 1 automotive pedal systems business to the estimated fair value of the business less costs to sell.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

Revenues of discontinued operations were $1,234 and $2,527 for the three and six months ended June 25, 2006, respectively, and $39,416 and $95,051 for the three and six months ended June 26, 2005, respectively. Operating income (loss) from discontinued operations was $304 and $449 for the three and six months ended June 25, 2006, respectively, and $(13,424) and $7,944 for the three and six months ended June 26, 2005, respectively.

As part of the Company’s 2006 restructuring program, the Company determined that assets totaling $4,062 met the criteria for held for sale classification during the second quarter of 2006. The assets are comprised primarily of land and a building that are no longer being used in the Company’s operations. The Company determined that the carrying value of each asset held for sale did not exceed the estimated fair value of the asset less costs to sell and therefore did not adjust the carrying value of the asset in the second quarter. During the second quarter of 2006, the Company sold certain assets and recognized a loss on this sale of $1,828. The Company is actively marketing its remaining assets held for sale.

Assets and liabilities held for sale are comprised of the following:

	June 25,	December 25,
	2006	2005

Assets held for sale:
Accounts receivable, net	$396	$1,341
Inventories	—	47
Property, plant and equipment	16,755	14,451
Other	4	1,060

Total assets held for sale	$17,155	$16,899

Liabilities held for sale:
Accrued expenses	$106	$66

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks that our business is subject to, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview

We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core revenue growth in the second quarter of 2006 as compared to 2005, excluding the impacts of currency, acquisitions and divestitures, was 4%. Core growth was strongest in our Commercial Segment, which grew 8%, and weakest in our Medical Segment, which was flat year over year.

Total operating profit declined 3% in the second quarter of 2006 and includes $3.3 million of stock-based compensation expense, recognized in connection with our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R) in the first quarter of 2006. The second quarter was also negatively impacted by $1.0 million of legal and accounting costs related to a proposed acquisition that we decided not to pursue and a slower than expected recovery in our Medical Segment performance.

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

Comparison of the three and six months ended June 25, 2006 and June 26, 2005

Revenues increased 4% in the second quarter of 2006 to $682.6 million from $657.0 million in the second quarter of 2005. This increase was due principally to core growth. Revenues increased 3% in the first six months of 2006 to $1.31 billion from $1.28 billion in the first six months of 2005. This increase was due to an increase of 4% from core growth, offset, in part, by a decrease of 1% from currency. The Commercial, Medical and Aerospace segments comprised 49%, 32% and 19% of our revenues, respectively, for both the second quarter and first six months of 2006.

Materials, labor and other product costs as a percentage of revenues improved slightly to 70.3% in the second quarter of 2006 from 71.0% in the second quarter of 2005. Materials, labor and other product costs as a percentage of revenues improved to 70.6% in the first six months of 2006 from 71.6% in the first six months of 2005, due primarily to the benefits of our restructuring initiatives and other cost reduction efforts and the impact in the first six months of 2005 of certain inventory adjustments resulting from the 2004 restructuring and divestiture program. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues increased to 19.0% and 19.2% in the second quarter and first six months of 2006, respectively, compared with 17.7% and 18.2% in the second quarter and first six months of 2005, respectively, due primarily to costs associated with the initial phases of an information systems implementation program in our Medical Segment, the impact of $1.0 million of legal and accounting costs related to a proposed acquisition that we decided not to pursue, a slower than expected recovery in our Medical Segment performance and the impact of expensing stock options under SFAS No. 123(R).

Interest expense declined in the second quarter and first six months of 2006 principally as a result of lower debt balances. Interest income increased in the second quarter and first six months of 2006 primarily due to higher average cash balances and more favorable interest rates compared to the prior periods. The effective income tax rate was 21.20% and 24.48% in the second quarter and first six months of 2006, respectively, compared with 23.73% and 23.93% in the second quarter and first six months of 2005, respectively. During the second quarter of 2006, we decreased taxes on income from continuing operations by $7.3 million, of which $6.4 million related to tax balance sheet accounts that were incorrectly stated as a result of discrete errors in our tax accounting analyses and computations in prior periods. For a more complete discussion, see Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Minority interest in consolidated subsidiaries increased $0.8 million and $1.7 million in the second quarter and first six months of 2006, respectively, due to increased profits from our entities that are not wholly-owned. Net income for the second quarter of 2006 was $36.6 million, an increase of 26% from the second quarter of 2005, due primarily to the lower effective tax rate in the second quarter of 2006 and the loss from discontinued operations in the second quarter of 2005. Net income for the first six months of 2006 was $65.7 million, a decline of 3% from the first six months of 2005, due primarily to the impact of the gain on the sale of the Sermatech business in the first six months of 2005, offset, in part, by the lower effective tax rate in the first six months of 2006. Diluted earnings per share increased 27% to $0.90 for the second quarter of 2006 and declined 2% to $1.62 for the first six months of 2006.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. We adopted SFAS No. 123(R) using the modified prospective application method, which requires the application of the standard starting from December 26, 2005, the first day of our 2006 fiscal year. Our condensed consolidated financial statements for the second quarter and first six months of 2006 reflect the impact of SFAS No. 123(R).

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the second quarter and first six months of 2006 was $1.7 million and $3.3 million, respectively, and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for the second quarter and first six months of 2006 was $0.3 million and $0.6 million, respectively. As of June 25, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $11.9 million, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.

Additional information regarding stock-based compensation and our stock compensation plans is presented in Notes 1 and 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In June 2006, we began certain restructuring initiatives that affect all three of our operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We have determined to undertake these initiatives as a means to improving operating performance and to better leverage our existing resources. The charges associated with the 2006 restructuring program that are included in restructuring and impairment charges during the second quarter of 2006 totaled $1.8 million, of which 27% and 73% were attributable to our Commercial and Medical segments, respectively. As of June 25, 2006, we expect to incur future restructuring costs associated with our 2006 restructuring program of between $6.4 million and $8.3 million in our Commercial, Medical and Aerospace segments over the next four quarters. During the second quarter of 2006, we determined that a minority held investment was impaired and recorded a charge of $3.9 million, which is included in restructuring and impairment charges.

During the first quarter of 2006, we began a restructuring activity in our Aerospace Segment. The planned actions relate to the closure of a manufacturing facility, termination of employees and relocation of operations. For the second quarter and first six months of 2006, we recorded $0.1 million and $0.3 million, respectively, of termination benefits that are included in restructuring and impairment charges. We expect to incur future restructuring costs associated with this activity of approximately $1.2 million during the remainder of 2006.

During the fourth quarter of 2004, we announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The actions have included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring and impairment charges during the second quarter and first six months of 2006 totaled $2.7 million and $7.0 million, respectively, and were attributable to our Medical Segment. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring and impairment charges during the second quarter and first six months of 2005 totaled $6.7 million and $13.9 million, respectively. Of the $6.7 million and $13.9 million, 25%, 69% and 6% and 15%, 63% and 22% were attributable to our Commercial, Medical and Aerospace segments, respectively. As of June 25, 2006, we expect to incur future restructuring costs associated with our 2004 restructuring and divestiture program of between $6.0 million and $8.0 million in our Medical Segment during the remainder of 2006.

For a more complete discussion of our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Segment Reviews

The following is a discussion of our segment operating results.

Comparison of the three and six months ended June 25, 2006 and June 26, 2005

Commercial

Commercial Segment revenues increased 7% in the second quarter of 2006 to $337.2 million from $314.7 million in the second quarter of 2005. The increase was due to an 8% increase in core growth, offset, in part, by a 1% decrease from currency. Commercial Segment revenues increased 4% in the first six months of 2006 to $641.7 million from $618.5 million in the first six months of 2005. The increase was due to a 6% increase from core growth, offset, in part, by a decrease of 2% from currency. The segment benefited from increased sales of alternative fuel systems and auxiliary power systems, sales of heavy-duty rigging and cable used in marine construction and the securing of oil platforms and sales of automotive driver control products related to new platforms in the North American and Asian markets.

Commercial Segment operating profit declined 2% in the second quarter of 2006 to $25.0 million from $25.4 million in the second quarter of 2005 and declined 10% in the first six months of 2006 to $45.3 million from $50.2 million in the first six months of 2005. Weaker marine aftermarket sales and a $2.0 million charge related to an inventory shortfall at a facility negatively impacted the second quarter of 2006, while the less favorable product mix resulting from an increase in volume for lower-margin industrial and automotive products negatively impacted both the second quarter and first six months of 2006. Operating profit as a percent of revenues declined to 7.4% in the second quarter of 2006 from 8.1% in the second quarter of 2005 and declined to 7.1% in the first six months of 2006 from 8.1% in the first six months of 2005.

Medical

Medical Segment revenues remained flat and were $217.8 million in the second quarter of 2006 compared to $218.0 million in the second quarter of 2005. Medical Segment revenues declined 2% in the first six months of 2006 to $420.9 million from $427.9 million in the first six months of 2005. The segment benefited from new product sales and sales of diagnostic and therapeutic device products sold to medical device manufacturers, offset by a decline in sales of orthopedic specialty devices sold to medical device manufacturers and lower volume for surgical instruments for the hospital market. The segment was also negatively impacted by currency translation.

Medical Segment operating profit declined 13% in the second quarter of 2006 to $37.3 million from $43.1 million in the second quarter of 2005 and declined 11% in the first six months of 2006 to $67.6 million from $75.9 million in the first six months of 2005. These declines were primarily the result of the impact of costs associated with operational inefficiencies resulting from consolidation of facilities and distribution centers and activities to support future growth, including the initial phases of an information systems implementation program and expanding Medical OEM capacity. Operating profit as a percent of revenues declined to 17.1% in the second quarter of 2006 from 19.8% in the second quarter of 2005 and declined to 16.1% in the first six months of 2006 from 17.7% in the first six months of 2005.

Aerospace

Aerospace Segment revenues increased 3% in the second quarter of 2006 to $127.7 million from $124.3 million in the second quarter of 2005. This increase was due to increases of 2% from core growth and 1% from acquisitions. Core growth primarily in repair products and services and cargo handling was partially offset by the phase out of our industrial gas turbine aftermarket services business in 2005. Aerospace Segment revenues increased 8% in the first six months of 2006 to $252.2 million from $234.2 million in the first six months of 2005. This increase was due to increases of 8% from core growth and 1% from acquisitions, offset, in part, by a 1% decrease from currency. All three principal businesses in the segment experienced core growth which was partially offset by the phase out of our industrial gas turbine business in 2005.

Aerospace Segment operating profit increased 73% in the second quarter of 2006 to $11.4 million from $6.6 million in the second quarter of 2005 and increased 167% in the first six months of 2006 to $22.8 million from $8.5 million in the first six months of 2005. Operating profit increased as a result of higher volume levels across the segment and the benefits of restructuring actions taken in 2005. Operating profit as a percent of revenues increased to 8.9% in the second quarter of 2006 from 5.3% in the second quarter of 2005 and increased to 9.0% in the first six months of 2006 from 3.6% in the first six months of 2005.

Liquidity and Capital Resources

Operating activities from continuing operations provided net cash of $132.4 million during the first six months of 2006. Changes in our operating assets and liabilities during the first six months of 2006 resulted in a net cash outflow of $1.7 million, the most significant of which were a decrease in income taxes payable and deferred income taxes and an increase in inventories, offset, in part, by a decrease in accounts receivable. Our financing activities from continuing operations during the first six months of 2006 consisted primarily of a decrease in notes payable and current borrowings of $47.0 million, purchases of treasury stock of $22.6 million and payment of dividends of $21.6 million. Our investing activities from continuing operations during the first six months of 2006 consisted primarily of capital expenditures of $28.1 million. During the first six months of 2006, we also made a $5.6 million payment in connection with a post-closing purchase price adjustment based on working capital for a divested business and a $4.3 million deferred payment related to a prior period acquisition. Net cash provided by discontinued operations was $0.8 million in the first six months of 2006.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40.1 million of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet as of both June 25, 2006 and December 25, 2005.

On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ended July 2006. In June 2006, our Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, we repurchased a total of 1,055,600 shares on the open market during 2005 and the first six months of 2006 for an aggregate purchase price of $69.1 million, with 365,500 shares repurchased during the first six months of 2006 for an aggregate purchase price of $22.6 million. During July 2006, we repurchased 257,200 shares on the open market for an aggregate purchase price of $13.5 million.

The following table provides our net debt to total capital ratio:

	June 25,	December 25,
	2006	2005
	(Dollars in thousands)

Net debt includes:
Current borrowings	$82,157	$125,510
Long-term borrowings	491,378	505,272

Total debt	573,535	630,782
Less: Cash and cash equivalents	240,936	239,536

Net debt	$332,599	$391,246

Total capital includes:
Net debt	$332,599	$391,246
Shareholders’ equity	1,208,194	1,142,074

Total capital	$1,540,793	$1,533,320

Percent of net debt to total capital	22%	26%

The decline in our percent of net debt to total capital for June 25, 2006 as compared to December 25, 2005 is primarily due to the repayment of current and long-term borrowings during the first six months of 2006.

We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the quarter ended June 25, 2006. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

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

There have been no significant changes in risk factors for the quarter ended June 25, 2006. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ended July 2006. In June 2006, our Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, we repurchased a total of 1,055,600 shares on the open market during 2005 and the first six months of 2006 for an aggregate purchase price of $69.1 million. The following table sets forth certain information regarding our repurchases of our equity securities on the open market during the second quarter of 2006:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

March 27, 2006 - April 30, 2006	—	$—	—	$75,303,000
May 1, 2006 - May 28, 2006	—	$—	—	$75,303,000
May 29, 2006 - June 25, 2006	86,100	$51.48	86,100	$70,871,000

	86,100	$51.48	86,100	$70,871,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2006 Annual Meeting of Stockholders held on May 5, 2006, the following four proposals were submitted to a vote of the Company’s stockholders:

•	the election of four directors of the Company to serve for a term of three years and one director to serve for a term of two years and, in each case, until their successors have been elected and qualified;

•	amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock of the Company;

•	approval of the Teleflex Incorporated Executive Incentive Plan (the “Executive Incentive Plan”); and

•	ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year.

With respect to the first proposal, the Company’s stockholders elected each of Jeffrey P. Black, Sigismundus W. W. Lubsen, Judith M. von Seldeneck and Harold L. Yoh III to the Company’s Board of Directors to serve a three-year term expiring in 2009, and John J. Sickler was elected to the Board to serve a two-year term expiring in 2008. The number of votes cast for or withheld with respect to each nominee is set forth below:

Name	For	Withheld

Jeffrey P. Black	33,083,467	7,369,560
Sigismundus W. W. Lubsen	33,038,817	7,414,210
Judith M. von Seldeneck	33,586,521	6,866,506
Harold L. Yoh III	33,594,068	6,858,959
John J. Sickler	32,573,566	7,879,461

With respect to the remaining proposals, the Company’s stockholders (a) did not approve the proposed amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock of the Company, (b) approved the Executive Incentive Plan and (c) ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year. The number of votes cast for or against, and the number of abstentions with respect to, each proposal is set forth below:

Proposal	For	Against	Abstain	Broker Non-Votes

Amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock	14,653,236	19,503,063	82,136	6,214,592
Approval of Executive Incentive Plan	33,634,277	1,247,718	448,541	5,122,491
Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year	35,192,557	125,683	14,704	—

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

10.1	—	Amended and Restated Letter Agreement, dated July 31, 2006, between Teleflex Incorporated and John J. Sickler.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	—	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Jeffrey P. Black
Jeffrey P. Black
Chairman and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Bruno Fontanot
Bruno Fontanot
Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 1, 2006