Form 10-Q
period 2006-09-24
TELEFLEX INC
filed 2006-10-26
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐               No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of October 17, 2006:

Common Stock, $1.00 Par Value (Title of each class)	39,015,104 (Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 24, 2006

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share)

Revenues	$639,132	$587,390	$1,953,914	$1,867,999
Materials, labor and other product costs	453,990	421,327	1,382,650	1,337,956

Gross profit	185,142	166,063	571,264	530,043
Selling, engineering and administrative expenses	115,009	104,666	367,793	337,236
(Gain) loss on sales of businesses and assets	(453)	(5,569)	732	(5,569)
Restructuring and impairment charges	3,275	5,776	16,243	19,723

Income from continuing operations before interest, taxes and minority interest	67,311	61,190	186,496	178,653
Interest expense	10,283	11,000	31,158	33,747
Interest income	(1,742)	(1,202)	(4,877)	(2,296)

Income from continuing operations before taxes and minority interest	58,770	51,392	160,215	147,202
Taxes on income from continuing operations	15,861	10,360	40,691	33,288

Income from continuing operations before minority interest	42,909	41,032	119,524	113,914
Minority interest in consolidated subsidiaries, net of tax	6,627	5,318	18,215	15,197

Income from continuing operations	36,282	35,714	101,309	98,717

Operating income (loss) from discontinued operations (including gain (loss) on disposal of $(401), $(1,291), $663 and $34,830, respectively)	(473)	(4,299)	(24)	3,645
Taxes (benefit) on income (loss) from discontinued operations	(157)	(2,185)	(426)	1,063

Income (loss) from discontinued operations	(316)	(2,114)	402	2,582

Net income	$35,966	$33,600	$101,711	$101,299

Earnings (losses) per share:
Basic:
Income from continuing operations	$0.92	$0.88	$2.53	$2.43
Income (loss) from discontinued operations	$(0.01)	$(0.05)	$0.01	$0.06

Net income	$0.91	$0.83	$2.54	$2.50

Diluted:
Income from continuing operations	$0.92	$0.87	$2.52	$2.41
Income (loss) from discontinued operations	$(0.01)	$(0.05)	$0.01	$0.06

Net income	$0.91	$0.82	$2.53	$2.47

Dividends per share	$0.285	$0.250	$0.820	$0.720
Weighted average common shares outstanding:
Basic	39,465	40,569	40,019	40,552
Diluted	39,566	41,185	40,241	40,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 24,	December 25,
	2006	2005
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$202,425	$239,536
Accounts receivable, net	408,914	421,236
Inventories	422,290	404,271
Prepaid expenses	31,608	20,571
Deferred tax assets	66,254	57,915
Assets held for sale	14,859	16,899

Total current assets	1,146,350	1,160,428
Property, plant and equipment, net	424,084	447,816
Goodwill	495,340	504,666
Intangibles and other assets	247,717	259,218
Investments in affiliates	24,095	24,666
Deferred tax assets	5,304	6,254

Total assets	$2,342,890	$2,403,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$59,323	$125,510
Accounts payable	211,505	206,548
Accrued expenses	189,430	206,231
Income taxes payable	38,160	46,222
Deferred tax liabilities	296	408
Liabilities held for sale	117	66

Total current liabilities	498,831	584,985
Long-term borrowings	486,001	505,272
Deferred tax liabilities	49,948	50,535
Other liabilities	106,075	102,782

Total liabilities	1,140,855	1,243,574
Minority interest in equity of consolidated subsidiaries	35,058	17,400
Commitments and contingencies
Shareholders’ equity	1,166,977	1,142,074

Total liabilities and shareholders’ equity	$2,342,890	$2,403,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 24,	September 25,
	2006	2005
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$101,711	$101,299
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(402)	(2,582)
Depreciation expense	62,119	65,930
Amortization expense of intangible assets	10,037	10,868
Amortization expense of deferred financing costs	963	757
Stock-based compensation	5,100	—
(Gain) loss on sales of businesses and assets	732	(5,569)
Impairment of long-lived assets	5,230	2,664
Minority interest in consolidated subsidiaries	18,215	15,197
Other	649	(831)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	30,052	74,029
Inventories	(6,838)	(13,535)
Prepaid expenses	(4,468)	2,991
Accounts payable and accrued expenses	(6,257)	(12,319)
Income taxes payable and deferred income taxes	(3,142)	6,144

Net cash provided by operating activities from continuing operations	213,701	245,043

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	61,085
Reduction in long-term borrowings	(33,402)	(122,417)
Decrease in notes payable and current borrowings	(60,789)	(46,358)
Proceeds from stock compensation plans	8,939	21,191
Payments to minority interest shareholders	(618)	(14,035)
Purchases of treasury stock	(93,552)	(39,263)
Dividends	(33,006)	(29,200)

Net cash used in financing activities from continuing operations	(212,428)	(168,997)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(42,343)	(45,690)
Payments for businesses acquired	(4,334)	(14,701)
Proceeds from sales of businesses and assets	3,643	124,420
Proceeds from affiliates	3,002	173
Working capital payment for divested business	(6,029)	—

Net cash provided by (used in) investing activities from continuing operations	(46,061)	64,202

Cash Flows from Discontinued Operations — 2005 Revised (See Note 1):
Net cash provided by (used in) operating activities	851	(384)
Net cash used in financing activities	—	(198)
Net cash used in investing activities	(93)	(2,682)

Net cash provided by (used in) discontinued operations	758	(3,264)

Effect of exchange rate changes on cash and cash equivalents	6,919	(6,861)

Net increase (decrease) in cash and cash equivalents	(37,111)	130,123
Cash and cash equivalents at the beginning of the period	239,536	115,955

Cash and cash equivalents at the end of the period	$202,425	$246,078

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

Stock-based compensation:  On December 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application method, which requires the application of the standard starting from December 26, 2005, the first day of the Company’s 2006 fiscal year. The Company’s condensed consolidated financial statements for the three and nine months ended September 24, 2006 reflect the impact of SFAS No. 123(R).

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three and nine months ended September 24, 2006 was $1,795 and $5,100, respectively, and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for the three and nine months ended September 24, 2006 was $438 and $1,060, respectively. As of September 24, 2006, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $10,487, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 24, 2006 included compensation expense for (1) stock-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation expense for the stock-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized for the third quarter and first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the pro forma net income and earnings per share for the three and nine months ended September 25, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months	Nine Months
	Ended	Ended
	September 25,	September 25,
	2005	2005

Net income, as reported	$33,600	$101,299
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $501 and $1,478, respectively	(817)	(2,413)

Pro forma net income	$32,783	$98,886

Earnings per share — basic:
Net income per share, as reported	$0.83	$2.50
Pro forma net income per share	$0.81	$2.44
Earnings per share — diluted:
Net income per share, as reported	$0.82	$2.47
Pro forma net income per share	$0.80	$2.42

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

The fair value for options granted in 2006 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The fair value for options granted in 2005 was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005

Risk-free interest rate	5.07%	4.11%	4.43%	4.09%
Expected life of option	4.46 yrs.	4.60 yrs.	4.46 yrs.	4.60 yrs.
Expected dividend yield	2.15%	1.40%	1.55%	1.71%
Expected volatility	24.49%	24.60%	23.30%	24.43%

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

Note 2 — New accounting standards

Inventory Costs:  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company adopted the provisions of this statement on December 26, 2005, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Accounting Changes and Error Corrections:  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of this statement on December 26, 2005, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Uncertain Tax Positions:  In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on the Company’s financial position, results of operations and cash flows.

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

Quantifying Misstatements:  In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is aimed at eliminating the diversity in practice of quantifying an identified misstatement by putting forward a single quantification framework to be used by all public companies. The provisions of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB No. 108 on the Company’s financial position, results of operations and cash flows.

Defined Benefit Pension and Other Postretirement Plans:  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. The measurement date for the Company’s defined benefit pension and postretirement plan assets and obligations is currently the Company’s fiscal year-end. The Company is currently evaluating the impact of SFAS No. 158 on the Company’s financial position, results of operations and cash flows.

Note 3 — Acquisitions

Acquisition of Hudson Respiratory Care, Inc.

In connection with the acquisition of Hudson Respiratory Care Inc. (“HudsonRCI”) in July 2004, the Company formulated a plan related to the future integration of the acquired entity. The Company finalized the integration plan during the second quarter of 2005 and the integration activities are ongoing as of September 24, 2006. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at the date of acquisition, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During June 2006, the Company determined that the remaining integration cost accrual exceeded the total amount of the remaining estimated integration costs and therefore adjusted the accrual with a corresponding reduction to goodwill. Set forth below is a reconciliation of the Company’s future integration cost accrual:

	Involuntary Employee	Facility Closure and
	Termination Benefits	Restructuring Costs	Total

Balance at December 25, 2005	$7,162	$4,914	$12,076
Costs incurred	(4,225)	(3,073)	(7,298)
Adjustments to reserve	(2,517)	(1,027)	(3,544)

Balance at September 24, 2006	$420	$814	$1,234

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

For the three and nine months ended September 24, 2006, the charges associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended September 24, 2006
	Medical	Aerospace	Total

Termination benefits	$155	$650	$805
Other restructuring costs	20	—	20

	$175	$650	$825

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 24, 2006
	Commercial	Medical	Aerospace	Total

Termination benefits	$485	$1,419	$650	$2,554
Other restructuring costs	—	94	—	94

	$485	$1,513	$650	$2,648

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Other restructuring costs include expenses primarily related to the consolidation of operations and the reorganization of administrative functions.

At September 24, 2006, the accrued liability associated with the 2006 restructuring program consisted of the following and was entirely due within twelve months:

	Balance at			Balance at
	December 25,	Subsequent		September 24,
	2005	Accruals	Payments	2006

Termination benefits	$—	$2,554	$(652)	$1,902
Other restructuring costs	—	94	(94)	—

	$—	$2,648	$(746)	$1,902

As of September 24, 2006, the Company expects to incur the following future restructuring costs associated with the 2006 restructuring program in its Commercial, Medical and Aerospace segments over the next three quarters:

	Commercial	Medical	Aerospace

Termination benefits	$725 - 900	$1,750 - 2,250	$550 - 850
Contract termination costs	—	500 - 600	500 - 600
Other restructuring costs	950 - 1,425	300 - 500	250 - 400

	$1,675 - 2,325	$2,550 - 3,350	$1,300 - 1,850

During the second quarter of 2006, the Company determined that a minority held investment was impaired and recorded a charge of $3,868, which is included in restructuring and impairment charges.

Aerospace Segment Restructuring Activity

During the first quarter of 2006, the Company began a restructuring activity in its Aerospace Segment. The planned actions relate to the closure of a manufacturing facility, termination of employees and relocation of operations. For the three and nine months ended September 24, 2006, the Company recorded termination benefits of $131 and $437, respectively, asset impairments of $139 for both periods and other restructuring costs of $37 for both periods that are included in restructuring and impairment charges. As of September 24, 2006, the accrued liability associated with this activity was $179 and was entirely due within twelve months. The Company expects to incur future restructuring costs associated with this activity of approximately $900 during the remainder of 2006.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended September 24, 2006 and the three and nine months ended September 25, 2005, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program by segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended	Nine Months Ended
	September 24, 2006	September 24, 2006
	Medical	Medical

Termination benefits	$68	$(20)
Contract termination costs	221	954
Asset impairments	—	927
Other restructuring costs	1,854	7,253

	$2,143	$9,114

	Three Months Ended September 25, 2005
	Commercial	Medical	Total

Termination benefits	$715	$1,237	$1,952
Contract termination costs	148	48	196
Other restructuring costs	448	3,180	3,628

	$1,311	$4,465	$5,776

	Nine Months Ended September 25, 2005
	Commercial	Medical	Aerospace	Total

Termination benefits	$2,711	$4,735	$517	$7,963
Contract termination costs	(313)	957	—	644
Asset impairments	156	610	1,898	2,664
Other restructuring costs	859	6,983	610	8,452

	$3,413	$13,285	$3,025	$19,723

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

At September 24, 2006, the accrued liability associated with the 2004 restructuring and divestiture program consisted of the following and was entirely due within twelve months:

		Subsequent
	Balance at	Accruals and		Balance at
	December 25,	Changes in		September 24,
	2005	Estimates	Payments	2006

Termination benefits	$7,848	$(20)	$(6,326)	$1,502
Contract termination costs	775	954	(726)	1,003
Other restructuring costs	31	7,253	(7,284)	—

	$8,654	$8,187	$(14,336)	$2,505

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 24, 2006, the Company expects to incur the following future restructuring costs associated with the 2004 restructuring and divestiture program in its Medical Segment over the next three quarters:

Termination benefits	$125 - 150
Contract termination costs	350 - 1,200
Other restructuring costs	2,275 - 3,625

$2,750 - 4,975

Note 5 — Inventories

Inventories consisted of the following:

	September 24,	December 25,
	2006	2005

Raw materials	$212,523	$199,955
Work-in-process	73,958	70,870
Finished goods	180,497	178,019

	466,978	448,844
Less: Inventory reserve	(44,688)	(44,573)

Inventories	$422,290	$404,271

Note 6 — Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 24, 2006 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill at December 25, 2005	$105,435	$391,933	$7,298	$504,666
Acquisitions	—	101	—	101
Dispositions	(172)	(938)	—	(1,110)
Adjustments(1)	—	(14,076)	—	(14,076)
Translation adjustment	3,756	2,003	—	5,759

Goodwill at September 24, 2006	$109,019	$379,023	$7,298	$495,340

(1)	Goodwill adjustments relate primarily to the adjustment of the HudsonRCI integration cost accrual (see Note 3) and to purchase price allocation changes associated with certain tax adjustments.

Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	September 24,	December 25,	September 24,	December 25,
	2006	2005	2006	2005

Customer lists	$81,121	$80,362	$18,763	$13,930
Intellectual property	59,686	59,174	26,711	22,967
Distribution rights	36,023	35,820	17,906	16,602
Trade names	85,474	85,464	—	—

	$262,304	$260,820	$63,380	$53,499

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $3,366 and $10,037 for the three and nine months ended September 24, 2006, respectively, and $3,500 and $10,868 for the three and nine months ended September 25, 2005, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2006	$13,100
2007	12,000
2008	12,000
2009	11,900
2010	11,700

Note 7 — Comprehensive income

The following table summarizes the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005

Net income	$35,966	$33,600	$101,711	$101,299
Financial instruments marked to market	(300)	928	1,680	(3,062)
Cumulative translation adjustment	2,632	163	30,862	(32,998)

Comprehensive income	$38,298	$34,691	$134,253	$65,239

Note 8 — Changes in shareholders’ equity

Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(Shares in thousands)

Common shares, beginning of period	41,282	40,791	41,123	40,450
Shares issued under compensation plans	21	275	180	616

Common shares, end of period	41,303	41,066	41,303	41,066

On July 25, 2005, the Company’s Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ended July 2006. In June 2006, the Company’s Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, the Company repurchased (in thousands) a total of 2,317 shares on the open market during 2005 and the first nine months of 2006 for an aggregate purchase price of $140,000, and aggregate fees and commissions of $69, with 1,262 shares repurchased during the third quarter of 2006 for an aggregate purchase price of $70,902, and aggregate fees and commissions of $38.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The difference between basic and diluted

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average common shares results from the assumption that dilutive stock options were exercised. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(Shares in thousands)

Basic	39,465	40,569	40,019	40,552
Dilutive shares assumed issued	101	616	222	420

Diluted	39,566	41,185	40,241	40,972

Weighted average stock options (in thousands) that were antidilutive and therefore not included in the calculation of earnings per share were 693 and 389 for the three and nine months ended September 24, 2006, respectively, and 4 and 259 for the three and nine months ended September 25, 2005, respectively.

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

The following table summarizes the option activity as of September 24, 2006 and changes during the nine months then ended:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, beginning of the period	1,809,234	$46.82
Granted	684,631	64.23
Exercised	(166,420)	45.85
Forfeited or expired	(134,739)	54.92

Outstanding, end of the period	2,192,706	$51.83	7.4	$12,257

Exercisable, end of the period	1,076,222	$45.07	5.9	$10,338

As of September 24, 2006, 902,472 shares were available for future grant under the plans.

The weighted average grant-date fair value was $12.20 and $14.26 for options granted during the three and nine months ended September 24, 2006, respectively, and $17.29 and $12.37 for options granted during the three and nine months ended September 25, 2005, respectively. The total intrinsic value of options exercised was $98 and $3,447 during the three and nine months ended September 24, 2006, respectively, and $5,773 and $9,679 during the three and nine months ended September 25, 2005, respectively.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$1,024	$1,258	$77	$65	$3,065	$3,918	$220	$191
Interest cost	3,358	2,756	398	357	10,074	8,700	1,140	1,057
Expected return on plan assets	(3,690)	(2,690)	—	—	(11,139)	(8,419)	—	—
Net amortization and deferral	486	505	266	122	1,492	1,568	761	361
Curtailment charge	—	116	—	115	—	116	—	115

Net benefit cost	$1,178	$1,945	$741	$659	$3,492	$5,883	$2,121	$1,724

Through September 24, 2006, contributions to U.S. and foreign pension plans amounted to $8,745. The Company’s contributions to U.S. and foreign plans during all of 2006 are expected to be approximately $10 million.

Note 11 — Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the nine months ended September 24, 2006:

Balance — December 25, 2005	$14,156
Accruals for warranties issued in 2006	7,615
Settlements (cash and in kind)	(9,536)
Accruals related to pre-existing warranties	402
Effect of translation	586

Balance — September 24, 2006	$13,223

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of $6,413 at September 24, 2006. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At September 24, 2006, the Company had no liabilities

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy the obligations of the Company. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40,068 of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet as of both September 24, 2006 and December 25, 2005.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 24, 2006, the Company’s condensed consolidated balance sheet included an accrued liability of $7,296 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of September 24, 2006. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Business segment information

Information about continuing operations by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005

Segment data:
Commercial	$290,357	$270,173	$932,051	$888,687
Medical	207,722	196,553	628,604	624,410
Aerospace	141,053	120,664	393,259	354,902

Revenues	639,132	587,390	1,953,914	1,867,999

Commercial	14,756	9,199	60,092	59,377
Medical	44,223	38,938	111,819	114,878
Aerospace	12,205	11,521	34,994	20,054

Segment operating profit	71,184	59,658	206,905	194,309
Less: Corporate expenses	7,678	3,579	21,649	16,699

Total operating profit(1)	63,506	56,079	185,256	177,610
(Gain) loss on sales of businesses and assets	(453)	(5,569)	732	(5,569)
Restructuring and impairment charges	3,275	5,776	16,243	19,723
Minority interest	(6,627)	(5,318)	(18,215)	(15,197)

Income from continuing operations before interest, taxes and minority interest	$67,311	$61,190	$186,496	$178,653

(1)	Total operating profit is defined as segment operating profit, which includes a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest, less unallocated corporate expenses. (Gain) loss on sales of businesses and assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

Note 13 — Discontinued operations and assets held for sale

During the third quarter of 2006, the Company recognized a loss on disposal of $401 in connection with a post-closing purchase price adjustment based on working capital for its divested automotive pedal systems business.

In August 2005, the Company completed the sale of its automotive pedal systems business and received $7,500 in gross proceeds. The Company recognized a loss on the sale of $983. During the third quarter of 2005, the Company sold a European medical product sterilization business that was classified as held for sale during the second quarter of 2005 and recognized a pre-tax gain on the sale of $2,150. In addition, the Company recognized a loss on sale of assets of $2,458 related to the divestiture of Sermatech International in the first quarter of 2005.

For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues of discontinued operations were $1,099 and $3,626 for the three and nine months ended September 24, 2006, respectively, and $16,043 and $111,094 for the three and nine months ended September 25, 2005,

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

respectively. Operating income (loss) from discontinued operations was $(473) and $(24) for the three and nine months ended September 24, 2006, respectively, and $(4,299) and $3,645 for the three and nine months ended September 25, 2005, respectively.

During the third quarter of 2006, the Company sold an asset held for sale with a carrying value of $2,294 and recognized a pre-tax gain on the sale of $453. During the third quarter of 2005, the Company sold assets, including assets held for sale totaling $12,545, and recognized an aggregate pre-tax gain on these sales of $5,569. The Company is actively marketing its remaining assets held for sale.

Assets and liabilities held for sale are comprised of the following:

	September 24,	December 25,
	2006	2005

Assets held for sale:
Accounts receivable, net	$404	$1,341
Inventories	—	47
Property, plant and equipment	14,452	14,451
Other	3	1,060

Total assets held for sale	$14,859	$16,899

Liabilities held for sale:
Accrued expenses	$117	$66

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core revenue growth in the third quarter of 2006 as compared to 2005, excluding the impacts of currency, acquisitions and divestitures, was 6%. Core growth was strongest in our Aerospace Segment, which grew 13%, and weakest in our Commercial Segment, which grew 3% year over year.

Total operating profit increased 13% in the third quarter of 2006 due primarily to cost and productivity improvements across all of our segments, offset, in part, by $1.8 million of stock-based compensation expense, recognized in connection with our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R) in the first quarter of 2006.

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

Comparison of the three and nine months ended September 24, 2006 and September 25, 2005

Revenues increased 9% in the third quarter of 2006 to $639.1 million from $587.4 million in the third quarter of 2005. This increase was due to an increase of 6% from core growth and an increase of 3% from currency. Revenues increased 5% in the first nine months of 2006 to $1.95 billion from $1.87 billion in the first nine months of 2005, principally due to core growth. The Commercial, Medical and Aerospace segments comprised 45%, 33% and 22% of our third quarter 2006 revenues, respectively, and 48%, 32% and 20% of our revenues for the first nine months of 2006, respectively.

Materials, labor and other product costs as a percentage of revenues improved slightly to 71.0% in the third quarter of 2006 from 71.7% in the third quarter of 2005 and improved slightly to 70.8% in the first nine months of 2006 from 71.6% in the first nine months of 2005. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues increased slightly to 18.0% in the third quarter of 2006 compared with 17.8% in the third quarter of 2005. Operating expenses as a percentage of revenues increased to 18.8% in the first nine months of 2006 compared with 18.1% in the first nine months of 2005, due primarily to $8.6 million of costs associated with the initial phases of an information systems implementation program in our Medical Segment, delayed shipments and costs associated with restructuring activities in our Medical Segment during the first half of 2006 and the impact of expensing stock options under SFAS No. 123(R).

Interest expense declined in the third quarter and first nine months of 2006 principally as a result of lower debt balances. Interest income increased in the third quarter of 2006 primarily due to more favorable interest rates compared to the prior year quarter and increased in the first nine months of 2006 primarily due to higher average cash balances and more favorable interest rates compared to the prior period. The effective income tax rate was 26.99% and 25.40% in the third quarter and first nine months of 2006, respectively, compared with 20.16% and 22.61% in the third quarter and first nine months of 2005, respectively. These increases in the effective income tax rate were primarily the result of a higher proportion of income in the third quarter and first nine months of 2006 earned in countries with relatively higher tax rates. Minority interest in consolidated subsidiaries increased $1.3 million and $3.0 million in the third quarter and first nine months of 2006, respectively, due to increased profits from our entities that are not wholly-owned. Net income for the third quarter of 2006 was $36.0 million, an increase of 7% from the third quarter of 2005, due primarily to increased operating profits in the third quarter of 2006. Net income for the first nine months of 2006 was $101.7 million compared to $101.3 million in the first nine months of 2005. Diluted earnings per share increased 11% to $0.91 for the third quarter of 2006 and increased 2% to $2.53 for the first nine months of 2006.

On December 26, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. We adopted SFAS No. 123(R) using the modified prospective application method, which requires the application of the standard starting from December 26, 2005, the first day of our 2006 fiscal year. Our condensed consolidated financial statements for the third quarter and first nine months of 2006 reflect the impact of SFAS No. 123(R).

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the third quarter and first nine months of 2006 was $1.8 million and $5.1 million, respectively, and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for the third quarter and first nine months of 2006 was $0.4 million and $1.1 million, respectively. As of September 24, 2006, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $10.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Additional information regarding stock-based compensation and our stock compensation plans is presented in Notes 1 and 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In June 2006, we began certain restructuring initiatives that affect all three of our operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We have determined to undertake these initiatives as a means to improving operating performance and to better leverage our existing resources. The charges associated with the 2006 restructuring program that are included in restructuring and impairment charges during the third quarter and first nine months of

2006 totaled $0.8 million and $2.6 million, respectively. Of the $0.8 million, 21% and 79% were attributable to our Medical and Aerospace segments, respectively. Of the $2.6 million, 18%, 57% and 25% were attributable to our Commercial, Medical and Aerospace segments, respectively. As of September 24, 2006, we expect to incur future restructuring costs associated with our 2006 restructuring program of between $5.5 million and $7.5 million in our Commercial, Medical and Aerospace segments over the next three quarters.

During the first quarter of 2006, we began a restructuring activity in our Aerospace Segment. The planned actions relate to the closure of a manufacturing facility, termination of employees and relocation of operations. The charges associated with this activity that are included in restructuring and impairment charges during the third quarter and first nine months of 2006 totaled $0.3 million and $0.6 million, respectively. We expect to incur future restructuring costs associated with this activity of approximately $0.9 million during the remainder of 2006.

During the fourth quarter of 2004, we announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The actions have included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring and impairment charges during the third quarter and first nine months of 2006 totaled $2.1 million and $9.1 million, respectively, and were attributable to our Medical Segment. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring and impairment charges during the third quarter and first nine months of 2005 totaled $5.8 million and $19.7 million, respectively. Of the $5.8 million, 23% and 77% were attributable to our Commercial and Medical segments, respectively. Of the $19.7 million, 17%, 67% and 16% were attributable to our Commercial, Medical and Aerospace segments, respectively. As of September 24, 2006, we expect to incur future restructuring costs associated with our 2004 restructuring and divestiture program of between $2.8 million and $5.0 million in our Medical Segment over the next three quarters.

For a more complete discussion of our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Segment Reviews

The following is a discussion of our segment operating results.

Comparison of the three and nine months ended September 24, 2006 and September 25, 2005

Commercial

Commercial Segment revenues increased 7% in the third quarter of 2006 to $290.4 million from $270.2 million in the third quarter of 2005. The increase was due to a 4% increase from currency and a 3% increase from core growth. The segment benefited from increased sales of alternative fuel systems, particularly in Europe, and auxiliary power units for heavy truck applications, and sales of heavy-duty rigging and cable used in marine construction and the securing of oil platforms. Sales of products for the marine OEM and aftermarket were relatively flat as sales of new products offset weaker sales of marine aftermarket parts and systems for boatbuilders. Sales of automotive driver control products declined compared to the prior year quarter as several automotive manufacturers in North America and Europe reduced production levels.

In the first nine months of 2006, Commercial Segment revenues increased 5% to $932.1 million from $888.7 million in the first nine months of 2005, principally due to core growth. The segment benefited from increased sales in the first nine months of alternative fuel systems and auxiliary power systems, and sales of heavy-duty rigging and cable used in marine construction and the securing of oil platforms and increased sales during the first half of 2006 of automotive driver controls for the North American and Asian markets.

Commercial Segment operating profit increased 60% in the third quarter of 2006 to $14.8 million from $9.2 million in the third quarter of 2005. This increase primarily reflects cost benefits from improved operational efficiencies for industrial products compared to the prior year quarter which was negatively impacted by duplicate costs and inefficiencies related to the transfer of products between two Tier 2 automotive supply facilities and the bankruptcy of an automotive supply customer. Operating profit as a percent of revenues increased to 5.1% in the third quarter of 2006 from 3.4% in the third quarter of 2005

In the first nine months of 2006, Commercial Segment operating profit increased 1% to $60.1 million from $59.4 million in the first nine months of 2005. Operating profit improvements resulting from sales of auxiliary power units and other higher margin industrial products were largely offset by less favorable product mix resulting from an increase in volume for automotive products and a decline in volume for marine aftermarket products. Operating profit as a percent of revenues declined slightly to 6.4% in the first nine months of 2006 from 6.7% in the first nine months of 2005.

Medical

Medical Segment revenues increased 6% in the third quarter of 2006 to $207.7 million from $196.6 million in the third quarter of 2005. The increase was due to a 4% increase from core growth and a 2% increase from currency. The segment benefited primarily from increased sales of medical devices to hospital customers in Europe and North America and increased sales of specialty devices for medical device manufacturers.

In the first nine months of 2006, Medical Segment revenues increased 1% to $628.6 million from $624.4 million in the first nine months of 2005. The increase was due to a 2% increase from core growth, offset, in part, by a decrease of 1% from currency. The segment benefited from new product sales and sales of diagnostic and therapeutic device products sold to medical device manufacturers, offset by a decline in sales of orthopedic specialty devices sold to medical device manufacturers and a decline in sales of disposable and surgical products in Europe during the first half of 2006.

Medical Segment operating profit increased 14% in the third quarter of 2006 to $44.2 million from $38.9 million in the third quarter of 2005 due primarily to cost and productivity improvements in the core businesses related to benefits of the restructuring programs. Operating profit as a percent of revenues increased to 21.3% in the third quarter of 2006 from 19.8% in the third quarter of 2005.

In the first nine months of 2006, Medical Segment operating profit declined 3% to $111.8 million from $114.9 million in the first nine months of 2005. This decline primarily reflects the impact of costs associated with operational inefficiencies, resulting from consolidation of facilities and distribution centers and the initial phases of an information systems implementation program during the first half of 2006, offset, in part, by cost and productivity improvements in the third quarter. Operating profit as a percent of revenues declined to 17.8% in the first nine months of 2006 from 18.4% in the first nine months of 2005.

Aerospace

Aerospace Segment revenues increased 17% in the third quarter of 2006 to $141.1 million from $120.7 million in the third quarter of 2005. This increase was due to increases of 13% from core growth, 2% from currency and 2% from acquisitions. This growth was primarily attributable to increased installations of new wide-body cargo systems, sales of cargo system aftermarket parts and, to a lesser extent, sales of repair products and services and precision machined components for aircraft engines.

In the first nine months of 2006, Aerospace Segment revenues increased 11% to $393.3 million from $354.9 million in the first nine months of 2005. This increase was due to increases of 10% from core growth and 1% from acquisitions. Core growth in narrow body and wide body cargo handling systems, repair services and precision machined components was partially offset by the $6.5 million decrease in revenues resulting from the phase out of our industrial gas turbine aftermarket services business in 2005.

Aerospace Segment operating profit increased 6% in the third quarter of 2006 to $12.2 million from $11.5 million in the third quarter of 2005. Operating profit increased in the quarter as a result of cost and productivity improvements and higher volume levels for repair products and services and precision-machined components despite an unfavorable mix in the cargo systems business created by an increase in new installations of wide body cargo systems. Operating profit as a percent of revenues decreased to 8.7% in the third quarter of 2006 from 9.5% in the third quarter of 2005.

In the first nine months of 2006, Aerospace Segment operating profit increased 75% to $35.0 million from $20.1 million in the first nine months of 2005. Higher volume and improvements in precision-machined components and the cargo systems businesses contributed to the improvement as did a reduction in losses resulting from the exit of the industrial gas turbine aftermarket services business. Operating profit as a percent of revenues increased to 8.9% in the first nine months of 2006 from 5.7% in the first nine months of 2005.

Liquidity and Capital Resources

Operating activities from continuing operations provided net cash of $213.7 million during the first nine months of 2006. Changes in our operating assets and liabilities during the first nine months of 2006, the most significant of which was a decrease in accounts receivable, resulted in a net cash inflow of $9.3 million. Our financing activities from continuing operations during the first nine months of 2006 consisted primarily of purchases of shares of our common stock of $93.6 million, a decrease in notes payable and current borrowings of $60.8 million, a reduction in long-term borrowings of $33.4 million and payment of dividends of $33.0 million. Our investing activities from continuing operations during the first nine months of 2006 consisted primarily of capital expenditures of $42.3 million. During the first nine months of 2006, we also made a $6.0 million payment in connection with a post-closing purchase price adjustment based on working capital for a divested business and a $4.3 million deferred payment related to a prior period acquisition. Net cash provided by discontinued operations was $0.8 million in the first nine months of 2006.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40.1 million of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet as of both September 24, 2006 and December 25, 2005.

On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of our outstanding common stock over twelve months ended July 2006. In June 2006, our Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, we repurchased a total of 2,317,347 shares on the open market during 2005 and the first nine months of 2006 for an aggregate purchase price of $140.0 million, and aggregate fees and commissions of $0.1 million, with 1,627,247 shares repurchased during the first nine months of 2006 for an aggregate purchase price of $93.5 million, and aggregate fees and commissions of $0.1 million.

The following table provides our net debt to total capital ratio:

	September 24,	December 25,
	2006	2005
	(Dollars in thousands)

Net debt includes:
Current borrowings	$59,323	$125,510
Long-term borrowings	486,001	505,272

Total debt	545,324	630,782
Less: Cash and cash equivalents	202,425	239,536

Net debt	$342,899	$391,246

Total capital includes:
Net debt	$342,899	$391,246
Shareholders’ equity	1,166,977	1,142,074

Total capital	$1,509,876	$1,533,320

Percent of net debt to total capital	23%	26%

The decline in our percent of net debt to total capital for September 24, 2006 as compared to December 25, 2005 is primarily due to the repayment of current and long-term borrowings during the first nine months of 2006, which was funded principally by cash generated from operations.

We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the quarter ended September 24, 2006. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

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

There have been no significant changes in risk factors for the quarter ended September 24, 2006. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ended July 2006. In June 2006, our Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, we repurchased a total of 2,317,347 shares on the open market during 2005 and the first nine months of 2006 for an aggregate purchase price of $140.0 million, and aggregate fees and commissions of $0.1 million. The following table sets forth certain information regarding our repurchases of our equity securities on the open market during the third quarter of 2006:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

June 26, 2006 - July 30, 2006	257,200	$52.60	257,200	$57,342,000
July 31, 2006 - August 27, 2006	1,004,547	$57.15	1,004,547	$—
August 28, 2006 - September 24, 2006	—	$—	—	$—

	1,261,747	$56.22	1,261,747	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	—	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Jeffrey P. Black
Jeffrey P. Black
Chairman and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Charles E. Williams
Charles E. Williams
Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 26, 2006