Form 10-K
period 2006-12-31
TELEFLEX INC
filed 2007-03-01
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (36,554,671 shares) on June 25, 2006 (the last business day of the registrant’s most recently completed fiscal second quarter) was $1,940,687,483(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

The registrant had 39,118,349 Common Shares outstanding as of February 15, 2007.

Document Incorporated By Reference: certain provisions of the registrant’s definitive proxy statement in connection with its 2007 Annual Meeting of Shareholders, to be filed within 120 days of the close of the registrant’s fiscal year are incorporated by reference in Part III hereof.

(1)	For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

For more than 60 years, we have provided engineered products that help our customers meet their business requirements. We have grown through an active program of development of new products, introduction of products into new geographic or end-markets and through acquisitions of companies with related market, technology or industry expertise. We serve a diverse customer base through operations in 23 countries and local direct sales and distribution networks. In 2006, products directly distributed from our operations in the United States accounted for 43 percent of revenues, and products directly distributed from our operations in other countries represented 57 percent of revenues.

Our Business Segments

We organize our business into three business segments — Commercial, Medical and Aerospace. For 2006, the percentages of our consolidated net revenues represented by our segments were as follows: Commercial — 47%; Medical — 33%; and Aerospace — 20%. Additional information regarding our segments and geographic areas is presented in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Driver Controls:  This is the largest single product category in the Commercial Segment, representing 44 percent of Commercial Segment revenues in 2006. Products in this category include: full manual and automatic gearshift systems, transmission guide controls, park-lock cables, control cables, mechanical and hydraulic steering, steering columns, throttle controls and industrial vehicle pedal systems. Our driver controls are used in a variety of vehicles, including passenger cars, boats, trucks, agricultural vehicles and recreational vehicles. We are a global supplier of manual and automatic gearshift systems and control cables for passenger cars and light trucks and a leading global provider of both mechanical and hydraulic steering systems for recreational boats.

Motion Controls:  Products in this category represented 25 percent of Commercial Segment revenues in 2006. Motion controls include: mechanical and electro-mechanical controls for seat-comfort, interior flexibility, movement and regulation of window, door, function and other safety controls and mobile power equipment controls and products for heavy-lift applications. While the largest portion of this category relates to seat and interior comfort and motion systems sold to automotive suppliers and industrial vehicle manufacturers, our motion systems also serve a wide range of other markets and applications. For example, we are a large supplier of safety cable and light-duty motion controls used in mobile power equipment, and our heavy-lift products, which include heavy-duty cables, hoisting and rigging equipment, are used in oil drilling and other industrial markets.

Power and Vehicle Management Systems:  Products in this category represented 20 percent of Commercial Segment revenues in 2006. Power and vehicle management systems include: mobile auxiliary power systems, fuel management systems and components, industrial actuation products and components, instrumentation and electronic controls for engine and vehicle management, diagnostics and monitoring. These products generally address the need for greater fuel efficiency, reduced emissions, mobile power and improved connectivity of engine and vehicle systems. Our major products in this category include mobile auxiliary power units used for power and climate control in heavy duty trucks, industrial vehicles and locomotives, instrumentation and electronic products for marine and industrial vehicles and components and systems for the use of alternative fuels in military, industrial and automotive applications.

Fluid Management Systems:  Products in this category represented 11 percent of Commercial Segment revenues in 2006. Fluid management products include premium-branded, custom-manufactured and bulk hose and related assemblies that are generally custom-designed and manufactured to address specific requirements for vapor permeation, durability and flexibility. Our fluid management products can be found in automobiles, recreational boats, remote sensing devices, high-purity food processing, underground fuel transfer, compressed natural gas applications and in a number of other industrial product and equipment applications. The largest percentage of fluid management systems are sold to automotive and industrial customers.

The following table sets forth revenues for 2006, 2005 and 2004 by product category for the Commercial Segment.

	2006	2005	2004
	(Dollars in thousands)

Driver Controls	$557,421	$554,707	$570,410
Motion Controls	$308,003	$283,698	$264,653
Power and Vehicle Management Systems	$250,121	$222,951	$238,838
Fluid Management Systems	$135,293	$128,289	$126,947

The following table sets forth the percentage of revenues by end market for 2006 for the Commercial Segment.

Automotive	52%
Marine/Recreational	19%
Industrial Equipment and Other	13%
Truck and Bus	8%
Heavy Lift	5%
Agricultural/Construction	3%

Backlog:  As of December 31, 2006, our backlog of firm orders for our Commercial Segment was $247 million. This compares with $257 million as of December 25, 2005. Standard Commercial Segment products are typically shipped between two weeks and three months after receipt of order. Therefore, the backlog of such orders is not indicative of probable revenues in any future 12-month period.

Marketing:  The majority of our Commercial Segment products are sold to original equipment manufacturers, or OEMs, through a direct sales force of field representatives and technical specialists. We also market our marine products and mobile auxiliary power units through dealers, distributors and retail outlets serving owners of recreational boats. Fuel systems and components include custom applications sold directly to industrial equipment manufacturers and to the automotive aftermarket principally in Europe.

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

Disposable Medical Products:  This is the largest product category in the Medical Segment, representing 63 percent of segment revenues in 2006. Our disposable medical products are generally used in the clinical specialty areas of anesthesia, respiratory care and urology. Anesthesia and respiratory care products include those used in airway management, sleep therapy, oxygen administration and therapy, humidification and aerosol therapy. Urology products include: catheters and drain and irrigation supplies. Our products are marketed under the brand names of Rusch, HudsonRCI, Gibeck and Sheridan. The large majority of sales for disposable medical products are made to the hospital/healthcare provider market, with a smaller percentage sold to the home health market and medical device manufacturers.

Surgical Instruments and Medical Devices:  Products in this category represented 27 percent of Medical Segment revenues in 2006. Our surgical instrument and medical device products include: hand-held instruments for general and specialty surgical procedures, devices used in cardiovascular, orthopedic and general surgery and minimally-invasive diagnostic and therapeutic care. We also produce and market a range of ligation and closure products. In addition, we provide instrument management and sterilization services. We market surgical instruments and medical devices under the Deknatel, Pleur-evac, Pilling and Weck brand names.

Specialty Devices:  Specialty devices represented 10 percent of Medical Segment revenues in 2006. Products in this category include custom-designed and manufactured specialty instruments for cardiovascular and orthopedic procedures, specialty sutures, microcatheters, introducers and guidewires. We also design and manufacture specialty devices and instruments for industry leading medical device manufacturers and provide them with outsourcing services. Our brands include Beere, KMedic and Deknatel. Specialty devices are generally marketed to medical device manufacturers.

The following table sets forth revenues for 2006, 2005 and 2004 by product category for the Medical Segment.

	2006	2005	2004
	(Dollars in thousands)

Disposable Medical Products	$538,859	$502,768	$427,888
Surgical Instruments and Medical Devices	$232,555	$261,199	$256,389
Specialty Devices	$87,262	$67,171	$52,075

The following table sets forth the percentage of revenues by end market for 2006 for the Medical Segment.

Hospitals/Healthcare Providers	75%
Medical Device Manufacturers	17%
Home Health	8%

Backlog:  As of December 31, 2006, our backlog of firm orders for our Medical Segment was $65 million. This compares with $65 million as of December 25, 2005. We expect substantially all of the December 31, 2006 backlog to be filled in 2007. Most of our medical products are sold on orders calling for delivery within a few months. Therefore, the backlog of such orders is not indicative of probable revenues in any future 12-month period.

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

Commercial aviation markets represent a significant majority percentage of revenues in this segment. Markets for these products are generally influenced by spending patterns in the commercial aviation and military markets.

Repair Products and Services:  The largest single product category in the Aerospace Segment, repair products and services represented 47 percent of segment revenues in 2006. This category includes repair technologies and services primarily for critical components of flight turbines, including fan blades and airfoils. We utilize advanced reprofiling and adaptive-machining techniques to improve efficiency of aircraft engine performance and reduce turnaround time for maintenance and repairs. Repair products and services are provided through service locations in North America, Europe and Asia. Our repair products and services business is conducted through a consolidated, but not wholly-owned, subsidiary called Airfoil Technologies International (ATI), whose product line serves many of the industry’s leading aircraft engine providers and a range of commercial airlines.

Cargo-handling Systems:  Products in this category represented 29 percent of Aerospace Segment revenues in 2006. Our cargo-handling systems include on-board cargo-handling systems for wide-body and narrow-body aircraft, actuators, cargo containers, aftermarket spare parts and repair services. Marketed under the Telair International brand name, our wide-body cargo-handling systems are sold to aircraft OEMs or to airlines and air freight carriers as “buyer furnished equipment” for original installations or as retrofits for existing equipment. Our other Telair products in this category include narrow-body aircraft cargo-loading systems and cargo containers. We also manufacture and repair components for our systems and other related aircraft controls, including canopy and door actuators, cargo winches and flight controls.

Precision-Machined Components:  Products in this category represented 24 percent of Aerospace Segment revenues in 2006. Our precision-machined components include: fan blades, compressor blades, cases, blisks and other components for military and commercial flight turbine engines and a range of custom-designed and manufactured products for industrial markets. Most of our precision-machined components are sold to original equipment manufacturers of aircraft engines and for military applications, with a very small percentage of products sold to industrial markets.

The following table sets forth revenues for 2006, 2005 and 2004 by product category for the Aerospace Segment.

	2006	2005	2004
	(Dollars in thousands)

Repair Products and Services	$250,519	$241,532	$234,822
Cargo-handling Systems	$154,853	$125,298	$99,970
Precision-Machined Components	$131,871	$126,939	$118,419

The following table sets forth the percentage of revenues by end market for 2006 for the Aerospace Segment.

Commercial Aviation	89%
Military	8%
Industrial and Other	3%

Backlog:  As of December 31, 2006, our backlog of firm orders for our Aerospace Segment was $329 million, of which we expect approximately 80 percent to be filled in 2007. Our backlog for our Aerospace Segment on December 25, 2005 was $316 million.

Marketing:  Generally, products sold to the aerospace market are sold through our own force of field representatives.

Discontinued Operations

In October 2006, we sold a small medical business that was classified as held for sale during the second quarter of 2005. During the third quarter of 2005, we completed the sale of our automotive pedal systems business and sold a European medical product sterilization business. During the first quarter of 2005, we completed the sale of Sermatech International, a surface-engineering/specialty coatings business. For 2006 and comparable periods, the small medical business, the automotive pedal systems business, the European medical product sterilization business and Sermatech business have been presented in our consolidated financial statements as discontinued operations. The Sermatech business was previously reported as part of our Aerospace Segment. For a more complete discussion, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

Government Regulation

Government agencies in a number of countries regulate our products and the products sold by our customers utilizing our products. The U.S. Food and Drug Administration and government agencies in other countries regulate the approval, manufacturing and sale and marketing of many of our healthcare products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacture and sale of some of our aerospace products and license the operation of our repair stations. The U.S. National Highway Traffic Safety Administration and government agencies in other countries regulate the manufacture and sale of many of our automotive products.

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

Patents and Trademarks

We own a portfolio of patents, patents pending and trademarks. We also license various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All capitalized product names throughout this document are trademarks owned by, or licensed to, us or our subsidiaries. Although these have been of value and are expected to continue to be of value in the future, we do not consider any single patent or trademark, except for the Teleflex brand, to be essential to the operation of our business.

Suppliers and Materials

Materials used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used or components supplied for our overall operations. Most of the materials and components we use are available from multiple sources, and where practical, we attempt to identify alternative suppliers. Volatility in commodity markets, particularly steel and plastic resins, can have a significant impact on the cost of producing certain of our products. We cannot be assured of successfully passing these cost increases through to all of our customers, particularly OEMs.

Seasonality

A portion of our revenues, particularly in the Commercial and Medical segments, are subject to seasonal fluctuations. Revenues in the automotive and industrial markets are generally reduced in the third quarter of each year as a result of preparations by OEMs for the upcoming model year. In addition, marine aftermarket revenues generally increase in the second quarter as boat owners prepare their watercraft for the upcoming season. Incidence of flu and other disease patterns as well as the frequency of elective medical procedures affect revenues related to disposable medical products.

Employees

We employed approximately 19,800 full-time and temporary employees at December 31, 2006. Of these employees, approximately 7,100 were employed in the United States and 12,700 in countries outside of the United States. Less than 10 percent of our employees in the United States were covered by union contracts. We have government-mandated collective-bargaining arrangements or union contracts that cover employees in other countries. We believe we have good relationships with our employees.

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

You can access financial and other information in the Investors section of our Web site. The address is www.teleflex.com. We make available through our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The information on our Web site is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

We are a Delaware corporation organized in 1943. Our executive offices are located at 155 South Limerick Road, Limerick, PA 19468. Our telephone number is (610) 948-5100.

EXECUTIVE OFFICERS

The names and ages of all of our executive officers as of February 15, 2007 and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company

Jeffrey P. Black	47	Chairman, Chief Executive Officer and Director
John J. Sickler	64	Vice Chairman and Director
Martin S. Headley	50	Executive Vice President and Chief Financial Officer
Laurence G. Miller	52	Senior Vice President, General Counsel and Secretary
Kevin K. Gordon	44	Senior Vice President — Corporate Development
Vince Northfield	43	President — Commercial
R. Ernest Waaser	50	President — Medical
John Suddarth	47	President — Aerospace

Mr. Black has been Chairman since May 2006, Chief Executive Officer since May 2002 and President since December 2000. He has been a Director since November 2002. Mr. Black was President of the Teleflex Industrial Group from July 2000 to December 2000 and President of Teleflex Fluid Systems from January 1999 to July 2000.

Mr. Sickler has been Vice Chairman since December 2000. He has been a director since May 2006. From May 2006 to October 2006, he served as Interim President of Teleflex Medical, and from December 2003 until August 2004, he was Interim Chief Financial Officer. Prior to December 2000 he was a Senior Vice President.

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

Mr. Miller has been Senior Vice President, General Counsel and Secretary since November 2004, following a 20-year career with Aramark Corporation, a diversified management services company providing food, refreshment, facility and other support services for a variety of organizations. From November 2001 until November 2004, he was Senior Vice President and Associate General Counsel for the Food & Support Services division of Aramark. From June 1994 until November 2001, Mr. Miller was Senior Vice President and General Counsel for Aramark Uniform Services.

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

Mr. Waaser has been the President of Teleflex Medical since October 2006. Prior to joining Teleflex, Mr. Waaser served as President and Chief Executive Officer of Hill-Rom, Inc., a manufacturer and provider of products and services for the healthcare industry, including patient room equipment, therapeutic wound and pulmonary care products, biomedical equipment services and communications systems, from 2001 to 2005. Prior to 2001, Mr. Waaser served as Senior Vice President of AGFA Corporation, a producer of analog and digital imaging products for medical, industrial, graphics and consumer applications.

Mr. Suddarth has been the President of Teleflex Aerospace since July 2004. From 2003 to 2004, Mr. Suddarth was the President of Techsonic Industries Inc., a former subsidiary of Teleflex that manufactured underwater sonar and video viewing equipment which was divested in 2004. Mr. Suddarth was the Chief Operating Officer of AMF Bowling Products, Inc., a bowling equipment manufacturer, from 2001 to 2003. Prior to 2001, Mr. Suddarth was President of Morse Controls, a manufacturer of performance and control systems and aftermarket parts for marine and industrial applications, which was acquired by Teleflex in 2001.

Our officers are elected annually by the Board of Directors at the first meeting of the Board held after our annual stockholders meeting. Each officer serves at the pleasure of the Board until their respective successors have been elected.

ITEM 1A.	RISK FACTORS

We are subject to certain risks that could adversely affect our business, financial condition and results of operations. These risks include, but are not limited to, the following:

Many of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy.

Although we believe that the diversified nature of our business reduces the risk that all of our operations would experience simultaneous cyclical downturns, many of the businesses which we operate are subject to specific industry and general economic cycles, most acutely in the automotive, marine, aerospace and transportation industries. Accordingly, any downturn in these or other markets in which we participate could materially adversely affect us. Moreover, if we fail to respond promptly to changes in demand, our results of operations could be materially adversely affected in any given quarter.

We are subject to risks associated with our non-U.S. operations.

Although no material concentration of our manufacturing operations exists in any single country, we have significant manufacturing operations outside the United States, including entities that are not wholly-owned and other alliances. As of December 31, 2006, approximately 45% of our total assets and 57% of our total revenues were attributable to products directly distributed from our operations outside the U.S. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S., including:

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

These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.

Our products are typically integrated into other manufacturers’ products. As a result, changes in demand for our customers’ products may adversely affect our revenues on short notice.

Many of our customers in the Commercial and Aerospace segments, including OEMs, integrate our products into products our customers sell. Our customers also generally have no obligation to purchase any minimum quantity of product from us and may terminate our arrangement on short notice, typically 30 to 90 days, sometimes less. Therefore, our reported backlog may not be realized as revenues. Revenues could materially decline if these customers experience a reduction in demand for their products or cancel a significant number of contracts and we cannot replace them with similar arrangements.

Customers in our Medical Segment depend on third party reimbursement.

Demand for some of our medical products is impacted by the reimbursement to our customers of patients’ medical expenses by government healthcare programs and private health insurers in the countries where we do business. Internationally, medical reimbursement systems vary significantly, with medical centers in some countries having fixed budgets, regardless of the level of patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for some of our medical products could be adversely impacted.

We cannot be sure that third party payors will maintain the current level of reimbursement to our customers for use of our existing products. Adverse coverage determinations or any reduction in the amount of this reimbursement could harm our business. In addition, as a result of their purchasing power, these payors often seek discounts, price reductions or other incentives from medical products suppliers. Our provision of such pricing concessions could negatively impact our revenues and product margins.

Uncertainties regarding future healthcare policy, legislation and regulations, as well as private market practices, could affect our ability to sell our products in acceptable quantities at profitable prices.

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

Many of our products have significant steel and plastic resin content. We also use quantities of other commodities, including copper and zinc. Although we monitor our exposure to these commodity price increases as an integral part of our overall risk management program, volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows.

Our failure to successfully develop new products could adversely affect our results.

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

Our technology is important to our success, and our failure to protect this technology could put us at a competitive disadvantage.

Because many of our products rely on proprietary technology, we believe that the development and protection of these intellectual property rights is important to the future success of our business. In addition to relying on our patents, trademarks and copyrights, we rely on confidentiality agreements with employees and other measures, to protect our know-how and trade secrets. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use these products or technology. The steps we have taken may not prevent unauthorized use of this technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. Moreover, there can be no assurance that others will not independently develop the know-how and trade secrets or develop better technology than us or that current and former employees, contractors and other parties will not breach confidentiality agreements, misappropriate proprietary information and copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Our inability to protect our proprietary technology could result in competitive harm that could adversely affect our business.

We are subject to a variety of litigation in the course of our business that could have a material adverse effect on our results of operations and financial condition.

We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, contracts, intellectual property, employment and environmental matters. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition and results of operations.

While we do not believe that any litigation in which we are currently engaged would have such an adverse effect, the outcome of these legal proceedings may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.

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

Much of our business is subject to extensive government regulation, and failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition.

Numerous national and local government agencies in a number of countries regulate our products and the products sold by our customers incorporating our products. The U.S. National Highway Traffic Safety Administration regulates the manufacture and sale of many of our automotive products. The U.S. Food and Drug

Administration regulates the approval, manufacturing and sale and marketing of many of our medical products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacture and sale of some of our aerospace products and licenses the operation of our repair stations. Failure to comply with applicable regulations and quality assurance guidelines could lead to manufacturing shutdowns, product shortages or delays in product manufacturing.

We are also subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things:

•	the generation, storage, use and transportation of hazardous materials;

•	emissions or discharges of substances into the environment; and

•	the health and safety of our employees.

These laws and government regulations are complex, change frequently and have tended to become more stringent over time. We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations. Moreover, we may be subject to additional environmental claims, which may include claims for personal injury or cleanup, in the future based on our past, present or future business activities, which could also adversely affect our financial condition and results of operations.

The costs associated with our restructuring programs may be greater than expected.

We are engaged in restructuring programs, which require management to utilize significant estimates related to realizable values of assets made redundant or obsolete and expenses for severance and other employee separation costs, lease cancellation and other exit costs. Actual results could differ materially from those estimated due to, among other things: unanticipated expenditures in connection with the effectuation of the programs; costs and length of time required to comply with legal requirements applicable to certain aspects of the programs; inability to realize anticipated cost savings; and unanticipated difficulties in connection with consolidation of manufacturing and administrative functions.

Our implementation of a new enterprise resource planning system in our Medical Segment may result in problems that could adversely affect us.

We are in the process of implementing a third party enterprise resource planning, or ERP, system across our Medical Segment in an effort to enhance operating efficiencies and provide more effective management of business operations. The first phase of the implementation, which relates to our Medical Segment operations in North America, is expected to be completed in the third quarter of 2007. In the event we encounter any problems in the implementation of the ERP system, we could experience business disruptions in our Medical Segment, which could adversely affect customer relationships and divert the attention of our Medical Segment management team away from daily operations. In addition, any delays in the implementation of the ERP system could cause us to incur additional unexpected costs. Should we experience such difficulties, our business, cash flows and results of operations could be adversely affected.

Our acquisitions and strategic alliances may not meet revenue or profit expectations.

As part of our strategy for growth, we have made and may continue to make acquisitions and divestitures and enter into strategic alliances. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

Our workforce covered by collective bargaining and similar agreements could cause interruptions in our provision of services.

Approximately 17% of our manufacturing revenues are produced by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements in foreign jurisdictions. It is likely that a significant portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our operations have approximately 170 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. The properties are maintained in good operating condition and are suitable for their intended use. All the plants have space available for the activities currently conducted therein and expected in the next several years.

Our major facilities are as follows:

	Square	Owned or
Location	Footage	Leased

Commercial Segment
Dassel, Germany	232,000	Owned
Shanghai, P.R. China	199,000	Leased
Vrable, Slovakia	175,000	Leased
Richmond, Canada	168,000	Leased
Litchfield, IL	163,000	Owned
Chongqing, P.R. China	149,000	Leased
Houston, TX	147,000	Owned
Van Wert, OH	145,000	Owned
Nuevo Laredo, Mexico	143,000	Leased
Cluses, France	120,000	Owned
Matamoros, Mexico	120,000	Leased
Singapore, Singapore	118,000	Owned
Kitchener, Canada	110,000	Owned
Shanghai, P.R. China	106,000	Owned
Basildon, England	102,000	Leased
Haysville, KS	100,000	Leased
Hagerstown, MD	99,000	Owned
Limerick, PA	98,000	Owned
Willis, TX	96,000	Owned
Hillsdale, MI	91,000	Owned
Suffield, CT	90,000	Leased
Heiligenhaus, Germany	87,000	Owned

	Square	Owned or
Location	Footage	Leased

Gorinchem, Netherlands	87,000	Leased
Sarasota, FL	83,000	Owned
Quebec, Canada	76,000	Leased
Laredo, TX	65,000	Leased
Shenyang, P.R. China	64,000	Leased
Epila, Spain	63,000	Owned
Enschede, Netherlands	54,000	Owned
Siofok, Hungary	50,000	Leased

Medical Segment
Haslet, TX	368,000	Leased
Nuevo Laredo, Mexico	358,000	Leased
Tecate, Mexico	290,000	Leased
Durham, NC	199,000	Leased
Kernen, Germany	190,000	Owned
Kamunting, Malaysia	184,000	Owned
Durham, NC	145,000	Owned
Kernen, Germany	109,000	Leased
Arlington Heights, IL	86,000	Leased
Kenosha, WI	76,000	Owned
Kamunting, Malaysia	74,000	Leased
Jaffrey, NH	62,000	Owned
Betschdorf, France	54,000	Owned
Bad Liebenzell, Germany	53,000	Leased

Aerospace Segment
Cincinnati, OH	199,000	Leased
Simi Valley, CA	122,000	Leased
Singapore, Singapore	122,000	Owned
Muncie, IN	105,000	Leased
Miesbach, Germany	101,000	Leased
Mentor, OH	90,000	Leased
Ripley, England	77,000	Leased

In addition to the properties listed above, we own or lease approximately 1,399,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia and Asia. We also own or lease certain properties that are no longer being used in our operations. We are actively marketing these owned properties and seeking to sublease these leased properties. At December 31, 2006, the owned properties were classified as held for sale.

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

In February 2004, a jury verdict of $34.8 million was rendered against one of our subsidiaries in a trademark infringement action. In February 2005, the trial judge entered an order rejecting the jury award in its entirety. In October 2006, the United States Court of Appeals for the Federal Circuit upheld the February 2005 decision. As no appeal of the Court of Appeals’ decision was filed within the requisite time for filing appeals in this matter, the decision has become final.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. (symbol “TFX”). Our quarterly high and low stock prices and dividends for 2006 and 2005 are shown below.

     Price Range and Dividends of Common Stock

2006	High	Low	Dividends

First Quarter	$70.80	$62.56	$0.250
Second Quarter	$72.22	$49.67	$0.285
Third Quarter	$60.98	$50.31	$0.285
Fourth Quarter	$65.89	$54.00	$0.285

2005	High	Low	Dividends

First Quarter	$52.85	$48.24	$0.220
Second Quarter	$59.85	$49.41	$0.250
Third Quarter	$71.58	$56.97	$0.250
Fourth Quarter	$71.99	$64.08	$0.250

Various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of our stock and payment of cash dividends. Under the most restrictive of these provisions, $148 million of retained earnings was available for dividends and stock repurchases at December 31, 2006. On February 21, 2007, the Board of Directors declared a quarterly dividend of $0.285 per share on our common stock, which is payable on March 15, 2007 to holders of record on March 5, 2007. As of February 15, 2007, we had approximately 957 holders of record of our common stock.

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

The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor (S&P) 500 Stock Index and the S&P MidCap 400 Index. We have selected the S&P MidCap 400 Index because, due to the diverse nature of our businesses, we do not believe that there exists a relevant published industry or line-of-business index and do not believe we can reasonably identify a peer group. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2001 and that all dividends were reinvested.

MARKET PERFORMANCE
Comparison of Cumulative Five Year Total Return

ITEM 6.	SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share)

Statement of Income Data:
Revenues(1)	$2,646,757	$2,514,552	$2,390,411	$2,060,896	$1,849,897
Income from continuing operations before interest, taxes and minority interest	$254,612	$248,068	$134,256	$199,690	$209,012
Income from continuing operations	$139,930	$139,772	$65,124	$115,551	$122,431
Per Share Data:
Income from continuing operations — basic	$3.52	$3.45	$1.62	$2.92	$3.12
Income from continuing operations — diluted	$3.50	$3.41	$1.61	$2.89	$3.08
Cash dividends	$1.105	$0.97	$0.86	$0.78	$0.71
Balance Sheet Data:
Total assets	$2,359,052	$2,403,048	$2,691,734	$2,144,745	$1,844,496
Long-term borrowings, less current portion(1)	$487,370	$505,272	$685,912	$229,634	$240,038
Shareholders’ equity	$1,189,421	$1,142,074	$1,109,733	$1,062,302	$912,281
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$343,875	$333,459	$249,874	$222,797	$194,405
Net cash provided by (used in) financing activities from continuing operations	$(250,105)	$(258,924)	$260,293	$(33,643)	$(87,925)
Net cash provided by (used in) investing activities from continuing operations	$(100,412)	$58,440	$(461,925)	$(159,552)	$(118,038)
Free cash flow(2)	$236,547	$224,288	$162,361	$115,618	$94,536

Certain reclassifications have been made to the prior years’ selected financial data to conform to current year presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)	Amounts exclude the impact of certain businesses sold or discontinued, which have been presented in our consolidated financial results as discontinued operations.

(2)	Free cash flow is calculated by reducing operating cash flow by capital expenditures and dividends. Free cash flow may be considered a non-GAAP financial measure. We use this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. This financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. This financial measure reflects an additional way of viewing an aspect of our operations that, when viewed with our GAAP results and the accompanying reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business. Management believes that free cash flow is a useful measure to investors because it provides an indication of the amount of our cash flow currently available to support our ongoing operations. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. The following is a reconciliation of free cash flow to the nearest GAAP measure as required under Securities and Exchange Commission rules.

	2006	2005	2004	2003	2002
	(Dollars in thousands)

Free cash flow	$236,547	$224,288	$162,361	$115,618	$94,536
Capital expenditures	63,232	69,851	52,938	76,298	72,008
Dividends	44,096	39,320	34,575	30,881	27,861

Net cash provided by operating activities from continuing operations	$343,875	$333,459	$249,874	$222,797	$194,405

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. Our internal growth initiatives include the development of new products, moving existing products into market adjacencies in which we already participate with other products and the expansion of market share. Our core revenue growth in 2006 as compared to 2005, excluding the impacts of currency, acquisitions and divestitures, was 5%. Core growth was strongest in our Aerospace Segment, which grew 8%, and weakest in our Medical Segment, which grew 3% year over year.

Segment operating profit increased 10% in 2006 due primarily to cost and productivity improvements in our Aerospace and Medical segments, offset, in part, by a decline in our Commercial Segment margins.

On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of our outstanding common stock over twelve months ended July 2006. In June 2006, our Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, we repurchased a total of 2,317,347 shares on the open market during 2005 and 2006 for an aggregate purchase price of $140.0 million, and aggregate fees and commissions of $0.1 million, with 1,627,247 shares repurchased during 2006 for an aggregate purchase price of $93.5 million, and aggregate fees and commissions of $0.1 million.

In November 2006, we acquired Taut, Inc., or Taut, a producer of instruments and devices for minimally invasive surgical procedures, particularly laparoscopic surgery, for $28.0 million. The results for Taut are included in our Medical Segment. Also in November 2006, we acquired Ecotrans Technologies, Inc., or Ecotrans, a leading supplier of locomotive anti-idling and emissions reduction solutions for the railroad industry, for $10.1 million. The results for Ecotrans are included in our Commercial Segment.

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

Inventory Utilization

Inventories are valued at the lower of cost or market. Inherent in this valuation are significant management judgments and estimates concerning excess inventory and obsolescence rates. Based upon these judgments and estimates, we record a reserve to adjust the carrying amount of our inventories. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Our inventory reserve was $46.6 million and $44.6 million at December 31, 2006 and December 25, 2005, respectively.

Accounting for Long-Lived Assets and Investments

The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow projections. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Accounting for Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, we perform an annual impairment test of our recorded goodwill. In addition, we test our other indefinite-lived intangible assets for impairment. These impairment tests can be significantly altered by estimates of future performance, long-term discount rates and market price valuation multiples. These estimates will likely change over time. Many of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. Goodwill and other intangible assets totaled $725.8 million and $712.0 million at December 31, 2006 and December 25, 2005, respectively.

Accounting for Pensions and Other Postretirement Benefits

We provide a range of benefits to eligible employees and retired employees, including pensions and postretirement healthcare. Several statistical and other factors which are designed to project future events are used in calculating the expense and liability related to these plans. These factors include actuarial assumptions about discount rates, expected rates of return on plan assets, compensation increases, turnover rates and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. A 50 basis point increase in the assumed discount rate would have decreased the total net periodic pension and postretirement healthcare expense for 2006 by approximately $1.8 million and would have decreased the projected benefit obligation at December 31, 2006 by approximately $17.9 million. A 50 basis point decrease in the assumed discount rate would have increased these amounts by approximately $2.0 million and $19.7 million, respectively. A 50 basis point change in the expected return on plan assets would have impacted 2006 annual pension expense by approximately $0.7 million. A 1.0% increase in the assumed healthcare trend rate would have increased the 2006 benefit expense by approximately $0.3 million and would have increased the projected benefit obligation by approximately $2.7 million. A 1.0% decrease in the assumed healthcare trend rate would have decreased the

2006 benefit expense by approximately $0.1 million and would have decreased the projected benefit obligation by approximately $2.3 million.

Accounting for Restructuring Costs

Restructuring costs, which include termination benefits, contract termination costs and other restructuring costs, are recorded at estimated fair value. Key assumptions in calculating the restructuring costs include the terms that may be negotiated to exit certain contractual obligations and the timing of employees leaving the company.

Accounting for Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for which the collection of the full amount of accounts receivable is doubtful. The allowance is based on our historical experience, the period an account is outstanding, the financial position of the customer and information provided by credit rating services. We review the allowance periodically and adjust it as necessary. Our allowance for doubtful accounts was $10.1 million at both December 31, 2006 and December 25, 2005.

Product Warranty Liability

Most of our sales are covered by warranty provisions for the repair or replacement of qualifying defective items for a specified period after the time of the sales. We estimate our warranty costs and liability based on a number of factors including historical trends of units sold, the status of existing claims, recall programs and communication with customers. Our estimated product warranty liability was $14.1 million and $14.2 million at December 31, 2006 and December 25, 2005, respectively.

Accounting for Income Taxes

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potentially litigation, the outcome of which is uncertain. Management must make judgments about such uncertainties and determine estimates of our tax assets and liabilities. To the extent the final outcome differs, future adjustments to our tax assets and liabilities will be necessary. Our income taxes payable was $38.6 million and $46.2 million at December 31, 2006 and December 25, 2005, respectively.

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

Accounting Standards Issued Not Yet Adopted

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of

FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN No. 48 on our financial position, results of operations and cash flows.

See also Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Discussion of growth from acquisitions reflects the impact of a purchased company up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year, the impact of eliminating the one-month reporting lag for certain of our foreign operations and the comparable activity of divested companies within the most recent twelve-month period. The following comparisons exclude the impact of the automotive pedal systems business, Sermatech International business, European medical product sterilization business and small medical business, which have been presented in our consolidated financial results as discontinued operations.

Comparison of 2006 and 2005

Revenues increased 5% in 2006 to $2.65 billion from $2.51 billion in 2005, principally due to core growth. The Commercial, Medical and Aerospace segments comprised 47%, 33% and 20% of our 2006 revenues, respectively.

Materials, labor and other product costs as a percentage of revenues improved to 70.7% in 2006 from 71.8% in 2005, due primarily to the benefits of our restructuring initiatives and other cost reduction efforts. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues increased to 18.6% in 2006 compared with 17.9% in 2005, due primarily to $10.4 million of costs associated with the initial phases of an information systems implementation program in our Medical Segment, $6.8 million of stock-based compensation expensed under SFAS No. 123(R) and various temporary inefficiencies in our Medical Segment during the first half of 2006.

Interest expense declined in 2006 principally as a result of lower debt balances. Interest income increased in 2006 primarily due to higher average cash balances and more favorable interest rates compared to the prior period. The effective income tax rate was 24.72% in 2006 compared with 22.99% 2005. The increase in the effective income tax rate primarily reflects the favorable impact in 2005 of the American Jobs Creation Act, or AJCA, repatriation benefit. Minority interest in consolidated subsidiaries increased $4.6 million in 2006 due to increased profits from our entities that are not wholly-owned. Net income for 2006 was $139.4 million compared to $138.8 million for 2005. Diluted earnings per share increased 3% to $3.49 for 2006.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. We adopted SFAS No. 123(R) using the modified prospective application method, which requires the application of the standard starting from December 26, 2005, the first day of our 2006 fiscal year. Our consolidated financial statements for 2006 reflect the impact of SFAS No. 123(R).

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for 2006 was $6.8 million and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2006 was $1.4 million. As of December 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $9.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our consolidated statements of operations because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS No. 123(R), our results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Additional information regarding stock-based compensation and our stock compensation plans is presented in Notes 1 and 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

In June 2006, we began certain restructuring initiatives that affect all three of our operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We have determined to undertake these initiatives as a means to improving operating performance and to better leverage our existing resources. The charges associated with the 2006 restructuring program that are included in restructuring and impairment charges during 2006 totaled $5.9 million, of which 55%, 26% and 19% were attributable to our Commercial, Medical and Aerospace segments, respectively. As of December 31, 2006, we expect to incur future restructuring costs associated with our 2006 restructuring program of between $3.0 million and $5.4 million in our Commercial, Medical and Aerospace segments over the next two quarters.

During the first quarter of 2006, we began a restructuring activity in our Aerospace Segment. The actions relate to the closure of a manufacturing facility, termination of employees and relocation of operations. The charges associated with this activity that are included in restructuring and impairment charges during 2006 totaled $0.6 million. We do not expect to incur future restructuring costs associated with this activity.

During the fourth quarter of 2004, we announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The actions have included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring and impairment charges during 2006, 2005 and 2004 totaled $10.4 million, $27.1 million and $67.6 million, respectively. The $10.4 million was attributable to our Medical Segment. Of the $27.1 million, 13%, 76% and 11% were attributable to our Commercial, Medical and Aerospace segments, respectively. Of the $67.6 million, 31%, 15% and 54% were attributable to our Commercial, Medical and Aerospace segments, respectively. As of December 31, 2006, we expect to incur future restructuring costs associated with our 2004 restructuring and divestiture program of between $1.6 million and $3.2 million in our Medical Segment during 2007.

Certain costs associated with the 2004 restructuring and divestiture program are not included in restructuring and impairment charges. All inventory adjustments that resulted from the 2004 restructuring and divestiture program and certain other costs associated with closing out businesses during 2005 and 2004 are included in materials, labor and other product costs and totaled $2.0 million and $17.0 million, respectively. The $2.0 million in costs for 2005 related to our Aerospace Segment. Of the $17.0 million in costs for 2004, $4.5 million and $12.5 million were attributed to our Commercial and Aerospace segments, respectively.

The cost savings from our restructuring programs were lower than expected in 2006 due primarily to implementation inefficiencies in our Medical Segment during the first half of the year, but we began to experience our anticipated rate of savings during the second half of the year.

For a more complete discussion of our restructuring programs, see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

We performed an annual impairment test of our recorded goodwill and indefinite-lived intangible assets in the fourth quarter of 2006 and determined that a portion of our goodwill was impaired. We recorded a charge of $1.0 million, which is included in restructuring and impairment charges. Also during 2006, we determined that three minority held investments and certain fixed assets were impaired and recorded an aggregate charge of $7.4 million, which is included in restructuring and impairment charges.

Comparison of 2005 and 2004

Revenues increased 5% in 2005 to $2.51 billion from $2.39 billion in 2004. This increase was due to increases of 5% from core growth and 4% from acquisitions, offset, in part, by decreases of 3% from dispositions and 1% from the impact of eliminating the one-month reporting lag in 2004 for certain of our foreign operations. The Commercial, Medical and Aerospace segments comprised 47%, 33% and 20% of our 2005 revenues, respectively.

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

 Commercial

Products in the Commercial Segment are manufactured for broad distribution as well as custom fabricated to meet individual customer needs. Consumer spending patterns influence the market trends for products sold to the automotive, marine and certain power equipment markets.

Automotive cable and shifter products are manufactured primarily for automotive OEMs. Discussion of marine and industrial product lines below includes the manufacturing and distribution of driver controls, motion controls, power and vehicle management systems and fuel management systems to the automotive supply, marine and industrial markets.

Comparison of 2006 and 2005

Commercial Segment revenues increased 5% in 2006 to $1.25 billion from $1.19 billion in 2005, principally due to core growth. The segment benefited from increased sales in 2006 of alternative fuel systems and auxiliary power systems and sales of heavy-duty rigging and cable used in marine construction and the securing of oil platforms, offset, in part, by lower volume and customer price reductions for automotive products.

Commercial Segment operating profit declined 3% in 2006 to $78.4 million from $81.1 million in 2005. Operating profit improvements resulting from sales of auxiliary power units and other higher margin industrial products were more than offset by costs associated with the end of certain automotive programs, mix and margin pressure associated with lower volume and customer price reductions for automotive products coupled with increases in commodity pricing. Operating profit as a percent of revenues declined to 6.3% in 2006 from 6.8% in 2005.

Assets in the Commercial Segment declined $11.1 million or 2%, primarily due to the decrease in net property, plant and equipment and accounts receivable, offset, in part, by the impact of currency.

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

Assets in the Commercial Segment declined $120.2 million or 14%, primarily due to the decrease in non-current deferred tax assets and net property, plant and equipment and the impact of currency.

 Medical

Products in the Medical Segment generally are required to meet exacting standards of performance and have long product life cycles. Economic influences on revenues relate primarily to spending patterns in the worldwide medical devices and hospital supply market.

Comparison of 2006 and 2005

Medical Segment revenues increased 3% in 2006 to $858.7 million from $831.1 million in 2005, principally due to core growth. The segment benefited from sales of new products in respiratory care and sleep therapy, including distribution of products through alliances with other manufacturers, and continued growth of diagnostic and therapeutic device products sold to medical device manufacturers, offset by a decline in sales of orthopedic specialty devices sold to medical device manufacturers.

Medical Segment operating profit increased 8% in 2006 to $161.7 million from $150.0 million in 2005. This increase primarily reflects cost and productivity improvements in the second half of the year, following completion of significant restructuring activities. During the first half of 2006, operating profit was negatively impacted by costs associated with operational inefficiencies and the consolidation of facilities and distribution centers. We also incurred significant costs as planned in connection with the initial phases of an information systems implementation program during the first half of 2006. Operating profit as a percent of revenues increased to 18.8% in 2006 from 18.0% in 2005.

Assets in the Medical Segment declined $6.6 million or 1%, primarily due to the decrease in accounts receivable, deferred tax assets and net property, plant and equipment, offset, in part, by the impact of the Taut acquisition and the impact of currency.

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

Assets in the Medical Segment declined $166.0 million or 15%, primarily due to the decrease in accounts receivable, including the sale of certain receivables under a non-recourse securitization program, the decrease in non-current deferred tax assets and the impact of currency.

 Aerospace

Products and services in the Aerospace Segment, many of which are proprietary, require a high degree of engineering sophistication and are often custom-designed. Economic influences on these products and services relate primarily to spending patterns in the worldwide aerospace industry and the demand for additional air cargo capacity.

Comparison of 2006 and 2005

Aerospace Segment revenues increased 9% in 2006 to $537.2 million from $493.8 million in 2005. This increase was due to increases of 8% from core growth and 1% from acquisitions. Core growth in wide body cargo handling systems, repair services and precision machined components was partially offset by the $6.5 million decrease in revenues resulting from the phase out of our industrial gas turbine aftermarket services business in 2005.

Aerospace Segment operating profit increased 51% to $50.6 million from $33.4 million in 2005. Volume-related efficiencies, additional higher margin cargo spares sales and mix within our precision-machined components business contributed to the improvement as did a reduction in losses resulting from the exit of the industrial gas turbine aftermarket services business. Operating profit as a percent of revenues increased to 9.4% in 2006 from 6.8% in 2005.

Assets in the Aerospace Segment increased $4.3 million or 2%, primarily due to the impact of currency.

Comparison of 2005 and 2004

Aerospace Segment revenues increased 9% in 2005 to $493.8 million from $453.2 million in 2004. Strong core growth in repair products and services and in sales of both narrow-body cargo loading systems and wide-body cargo system conversions, along with an increase due to a small acquisition in 2005, was partially offset by the impact of eliminating the one-month reporting lag in 2004 for certain of our foreign operations and by the phase out and closure of industrial gas turbine aftermarket services.

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

Assets in the Aerospace Segment declined $107.7 million or 30%, primarily due to the impact of the sale of the Sermatech International business.

Liquidity and Capital Resources

Operating activities from continuing operations provided net cash of $343.9 million during 2006. Changes in our operating assets and liabilities during 2006 resulted in a net cash inflow of $46.8 million. The most significant change was a decrease in accounts receivable, which was primarily due to improved cash collection. Our financing activities from continuing operations during 2006 consisted primarily of purchases of shares of our common stock of $93.6 million, a decrease in notes payable and current borrowings of $68.8 million, a reduction in long-term borrowings of $55.0 million and payment of dividends of $44.1 million. Our investing activities from continuing operations during 2006 consisted primarily of capital expenditures of $63.2 million and payments for businesses acquired of $41.7 million, including a $4.3 million deferred payment related to a prior period acquisition. During 2006, we also had proceeds from the sale of businesses and assets of $8.0 million and made a $6.0 million payment in connection with a post-closing purchase price adjustment based on working capital for a divested business. We had net cash provided by discontinued operations of $0.7 million in 2006.

Operating activities from continuing operations provided net cash of approximately $333.5 million during 2005. Changes in our operating assets and liabilities during 2005 resulted in a net cash inflow of $69.7 million. The most significant change was a decrease in accounts receivable, which was primarily due to improved cash collection including the sale of certain receivables under a non-recourse securitization program. Our financing activities during 2005 consisted primarily of a reduction in long-term borrowings of $270.3 million and proceeds from long-term borrowings of $109.2 million, as a result of improved operating cash flow, the repatriation of foreign earnings, proceeds from the disposition of businesses and lower capital spending. During 2005, we also paid dividends to minority interest shareholders of $63.0 million and made purchases of shares of our common stock of $46.5 million. Our investing activities during 2005 consisted primarily of proceeds from the sale of businesses and assets of $142.9 million. During 2005, we also had capital expenditures of $69.9 million. We had net cash used in discontinued operations of $2.7 million in 2005.

Operating activities from continuing operations provided net cash of approximately $249.9 million during 2004. Changes in our operating assets and liabilities during 2004 resulted in a net cash inflow of $25.9 million. The most significant changes were an increase in accounts payable and accrued expenses and a decrease in inventories, offset, in part, by an increase in accounts receivable and a decrease in income taxes payable. The increase in accounts payable and accrued expenses was due primarily to increased accruals associated with the restructuring and divestiture program. The decrease in inventories was the result of our focus on improved working capital management. The increase in accounts receivable was largely a result of increased business levels and the HudsonRCI acquisition. The decrease in income taxes payable was a result of tax deductions associated with the restructuring and divestiture program, for which the cash benefits were received in 2005.

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

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40.1 million of accounts receivable and the related amounts previously recorded in notes payable were removed from the consolidated balance sheet as of both December 31, 2006 and December 25, 2005.

On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of our outstanding common stock over twelve months ended July 2006. In June 2006, our Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, we repurchased a total of 2,317,347 shares on the open market during 2005 and 2006 for an aggregate purchase price of $140.0 million, and aggregate fees and commissions of $0.1 million, with 1,627,247 shares repurchased during 2006 for an aggregate purchase price of $93.5 million, and aggregate fees and commissions of $0.1 million.

The valuation allowance for deferred tax assets of $51.3 million and $32.6 million at December 31, 2006 and December 25, 2005, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax asset. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increase in 2006 was primarily attributable to the recording of deferred tax assets associated with state tax loss carryforwards at full value which required a valuation allowance.

In addition to the cash generated from operations, we have approximately $406 million in committed and $165 million in uncommitted unused lines of credit available. The availability of the lines of credit is dependent upon us maintaining our financial condition including our continued compliance with bank covenants. Various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of our stock and payment of cash dividends. Under the most restrictive of these provisions, $148 million of retained earnings was available for dividends and stock repurchases at December 31, 2006.

On February 21, 2007, the Board of Directors declared a quarterly dividend of $0.285 per share on our common stock, which is payable on March 15, 2007 to holders of record on March 5, 2007. As of February 15, 2007, we had approximately 957 holders of record of our common stock.

Fixed rate borrowings, excluding the effect of derivative instruments, comprised 82% of total borrowings at December 31, 2006. Approximately 19% of our total borrowings of $518.4 million are denominated in currencies other than the U.S. dollar, principally the euro, which we believe provides a natural hedge against fluctuations in the value of assets outside the United States.

During the fourth quarter of 2005, in order to take advantage of the provisions of the AJCA, management executed a foreign earnings repatriation plan. Under this plan, we repatriated $304 million of dividends during November and December 2005.

The following table provides our net debt to total capital ratio:

	2006	2005
	(Dollars in thousands)

Net debt includes:
Current borrowings	$31,022	$125,510
Long-term borrowings	487,370	505,272

Total debt	518,392	630,782
Less: Cash and cash equivalents	248,409	239,536

Net debt	$269,983	$391,246

Total capital includes:
Net debt	$269,983	$391,246
Shareholders’ equity	1,189,421	1,142,074

Total capital	$1,459,404	$1,533,320

Percent of net debt to total capital	18%	26%

The decline in our percent of net debt to total capital for 2006 as compared to 2005 is primarily due to the repayment of current and long-term borrowings during 2006, which was funded principally by cash generated from operations.

We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.

Contractual obligations at December 31, 2006 are as follows:

		Payments due by period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	years	5 years
	(Dollars in millions)

Long-term borrowings	$494	$7	$68	$169	$250
Interest obligations	163	28	50	43	42
Operating lease obligations	170	35	57	35	43
Minimum purchase obligations(1)	146	117	21	8	—

Total contractual obligations	$973	$187	$196	$255	$335

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to material purchase requirements.

We also have obligations with respect to our pension and other postretirement benefit plans. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We have residual value guarantees under operating leases for plant and equipment. The maximum potential amount of future payments we could be required to make under these guarantees is approximately $4.8 million.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. In accordance with the provisions of SFAS No. 140, transfers of assets under the program qualify as sales of receivables and accordingly, $40.1 million of accounts receivable and the related amounts previously recorded in notes payable were removed from the consolidated balance sheet as of both December 31, 2006 and December 25, 2005.

See also Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market Risk

We are exposed to certain financial risks, specifically fluctuations in market interest rates, foreign currency exchange rates and, to a lesser extent, commodity prices. We use derivative financial instruments to manage or reduce the impact of some of these risks. All instruments are entered into for other than trading purposes. We are also exposed to changes in the market traded price of our common stock as it influences the valuation of stock options and their effect on earnings.

 Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Interest rate swaps are used to manage a portion of our interest rate risk. The table below is an analysis of the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates shown below are weighted average rates of the debt portfolio. For the swaps, notional amounts and related interest rates are shown by year of maturity. The fair value of the interest rate swaps as of December 31, 2006 was $0.3 million.

	Year of Maturity
	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)

Fixed rate debt	$6,515	$19,189	$—	$—	$150,000	$250,000	$425,704
Average interest rate	7.1%	6.0%	—	—	5.2%	5.8%	5.6%
Variable rate debt	$24,507	$47,299	$1,291	$—	$19,591	$—	$92,688
Average interest rate	5.2%	4.6%	7.0%	—	5.6%	—	5.0%
Amount subject to swaps:
Variable to fixed		$59,200
Average rate to be received		4.8%
Average rate to be paid		5.6%

A 1.0% increase or decrease in variable interest rates would adversely or positively impact our expected net earnings by approximately $0.2 million or ($0.2 million), respectively.

 Foreign Currency Risk

We are exposed to fluctuations in market values of transactions in currencies other than the functional currencies of certain subsidiaries. We have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows from these exposures. The fair value of the open forward contracts as of December 31, 2006 was $0.4 million. The following table presents our open forward currency contracts as of December 31, 2006, which all mature in 2007. Forward contract notional amounts presented below are expressed in the stated currencies (in thousands).

     Forward Currency Contracts:

(Pay)/Receive

U.S. dollars	(114,000)
Euros	(4,472)
Singapore dollars	37,180
Canadian dollars	81,234
Malaysian ringgits	85,963

A movement of 10% in the value of the U.S. dollar against foreign currencies would impact our expected net earnings by approximately $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For the information required by this Item 10, other than with respect to our Executive Officers, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2007 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2007 Annual Meeting will be filed within 120 days of the close of our fiscal year.

For the information required by this Item 10 with respect to our Executive Officers, see Part I of this report on page 9, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required by this Item 11, see “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2007 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item 12 under Item 403 of Regulation S-K, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2007 Annual Meeting, which information is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2006 regarding our 1990 Stock Compensation Plan, 2000 Stock Compensation Plan and Global Employee Stock Purchase Plan:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	2,108,998	$51.96	928,029
Equity compensation plans not approved by security holders	—	—	28,185	(1)

(1)	28,185 shares are available under purchase rights granted to our non-United States employees under our Global Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2007 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for our 2007 Annual Meeting, which information is incorporated herein by reference.

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

By:	/s/ Martin S. Headley
Martin S. Headley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Charles E. Williams
Charles E. Williams
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ George Babich, Jr. George Babich, Jr. Director	By:	/s/ Judith M. von Seldeneck Judith M. von Seldeneck Director

By:	/s/ Patricia C. Barron Patricia C. Barron Director	By:	/s/ John J. Sickler John J. Sickler Director

By:	/s/ Donald Beckman Donald Beckman Director	By:	/s/ Benson F. Smith Benson F. Smith Director

By:	/s/ Jeffrey P. Black Jeffrey P. Black Chairman, Chief Executive Officer & Director	By:	/s/ Harold L. Yoh III Harold L. Yoh III Director

By:	/s/ William R. Cook William R. Cook Director	By:	/s/ James W. Zug James W. Zug Director

By:	/s/ Sigismundus W.W. Lubsen Sigismundus W.W. Lubsen Director

Dated: March 1, 2007

TELEFLEX INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Page

II Valuation and qualifying accounts	F-39

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Jeffrey P. Black Jeffrey P. Black Chairman and Chief Executive Officer	/s/ Martin S. Headley Martin S. Headley Executive Vice President and Chief Financial Officer

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated:

We have completed integrated audits of Teleflex Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 31, 2006 and December 25, 2005 and the results of their operations and their cash flows for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2007

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31,	December 25,	December 26,
	2006	2005	2004
	(Dollars and shares in thousands,
	except per share)

Revenues	$2,646,757	$2,514,552	$2,390,411
Materials, labor and other product costs	1,872,565	1,804,601	1,704,170

Gross profit	774,192	709,951	686,241
Selling, engineering and administrative expenses	493,516	449,040	487,100
(Gain) loss on sales of businesses and assets	838	(14,223)	(2,733)
Restructuring and impairment charges	25,226	27,066	67,618

Income from continuing operations before interest, taxes and minority interest	254,612	248,068	134,256
Interest expense	41,997	44,516	37,683
Interest income	(6,412)	(4,363)	(565)

Income from continuing operations before taxes and minority interest	219,027	207,915	97,138
Taxes on income from continuing operations	54,140	47,806	12,795

Income from continuing operations before minority interest	164,887	160,109	84,343
Minority interest in consolidated subsidiaries, net of tax	24,957	20,337	19,219

Income from continuing operations	139,930	139,772	65,124

Operating income (loss) from discontinued operations (including net gain on disposal of $182, $34,851 and $0, respectively)	(483)	2,304	(68,262)
Taxes (benefit) on income (loss) from discontinued operations	17	3,259	(12,655)

Loss from discontinued operations	(500)	(955)	(55,607)

Net income	$139,430	$138,817	$9,517

Earnings (losses) per share:
Basic:
Income from continuing operations	$3.52	$3.45	$1.62
Loss from discontinued operations	$(0.01)	$(0.02)	$(1.38)

Net income	$3.51	$3.43	$0.24

Diluted:
Income from continuing operations	$3.50	$3.41	$1.61
Loss from discontinued operations	$(0.01)	$(0.02)	$(1.37)

Net income	$3.49	$3.39	$0.24

Weighted average common shares outstanding:
Basic	39,760	40,516	40,205
Diluted	39,988	40,958	40,495

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 25,
	2006	2005
	(Dollars and shares in thousands)

ASSETS
Current assets
Cash and cash equivalents	$248,409	$239,536
Accounts receivable, net	376,404	421,236
Inventories	415,879	404,271
Prepaid expenses	27,689	20,571
Deferred tax assets	60,963	57,915
Assets held for sale	10,185	16,899

Total current assets	1,139,529	1,160,428
Property, plant and equipment, net	422,178	447,816
Goodwill	514,006	504,666
Intangibles and other assets	259,229	259,218
Investments in affiliates	23,076	24,666
Deferred tax assets	1,034	6,254

Total assets	$2,359,052	$2,403,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$24,324	$88,902
Current portion of long-term borrowings	6,698	36,608
Accounts payable	210,890	206,548
Accrued expenses	115,657	131,602
Payroll and benefit-related liabilities	74,407	74,629
Income taxes payable	38,635	46,222
Deferred tax liabilities	164	408
Liabilities held for sale	—	66

Total current liabilities	470,775	584,985
Long-term borrowings	487,370	505,272
Deferred tax liabilities	33,344	50,535
Pension and postretirement benefit liabilities	97,191	65,349
Other liabilities	38,894	37,433

Total liabilities	1,127,574	1,243,574

Minority interest in equity of consolidated subsidiaries	42,057	17,400
Commitments and contingencies (See Note 14)
Shareholders’ equity
Common shares, $1 par value Issued: 2006 — 41,364 shares; 2005 — 41,123 shares	41,364	41,123
Additional paid-in capital	223,609	204,550
Retained earnings	1,034,669	939,335
Accumulated other comprehensive income	30,035	6,614

	1,329,677	1,191,622
Less: Treasury stock, at cost	140,256	49,548

Total shareholders’ equity	1,189,421	1,142,074

Total liabilities and shareholders’ equity	$2,359,052	$2,403,048

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 25,	December 26,
	2006	2005	2004
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$139,430	$138,817	$9,517
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	500	955	55,607
Depreciation expense	83,720	85,931	92,498
Amortization expense of intangible assets	13,952	13,851	13,579
Amortization expense of deferred financing costs	1,332	1,071	462
Stock-based compensation	6,776	—	—
(Gain) loss on sales of businesses and assets	838	(14,223)	(2,733)
Impairment of long-lived assets	8,444	5,324	29,926
Impairment of goodwill	1,003	—	14,122
Deferred income taxes	13,387	14,093	(3,330)
Minority interest in consolidated subsidiaries	24,957	20,337	19,219
Other	2,714	(2,433)	(4,921)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	71,683	49,618	(37,123)
Inventories	10,257	2,830	26,527
Prepaid expenses	(6,420)	7,216	(630)
Accounts payable and accrued expenses	(15,707)	10,045	56,890
Income taxes payable	(12,991)	27	(19,736)

Net cash provided by operating activities from continuing operations	343,875	333,459	249,874

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	109,208	511,582
Reduction in long-term borrowings	(55,031)	(270,335)	(77,936)
Increase (decrease) in notes payable and current borrowings	(68,760)	27,903	(137,751)
Proceeds from stock compensation plans	11,952	23,173	16,227
Payments to minority interest shareholders	(618)	(63,035)	(17,254)
Purchases of treasury stock	(93,552)	(46,518)	—
Dividends	(44,096)	(39,320)	(34,575)

Net cash provided by (used in) financing activities from continuing operations	(250,105)	(258,924)	260,293

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(63,232)	(69,851)	(52,938)
Payments for businesses acquired, net of cash acquired	(41,704)	(14,701)	(458,531)
Proceeds from sales of businesses and assets	7,956	142,930	49,444
Proceeds from affiliates	2,597	62	100
Working capital payment for divested business	(6,029)	—	—

Net cash provided by (used in) investing activities from continuing operations	(100,412)	58,440	(461,925)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	787	1,576	14,226
Net cash used in financing activities	—	(1,584)	(811)
Net cash used in investing activities	(96)	(2,700)	(5,996)

Net cash provided by (used in) discontinued operations	691	(2,708)	7,419

Effect of exchange rate changes on cash and cash equivalents	14,824	(6,686)	3,714

Net increase in cash and cash equivalents	8,873	123,581	59,375
Cash and cash equivalents at the beginning of the year	239,536	115,955	56,580

Cash and cash equivalents at the end of the year	$248,409	$239,536	$115,955

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Comprehensive	Comprehensive	Treasury Stock
	Shares	Dollars	Capital	Earnings	Income	Income	Shares	Dollars	Total
	(Dollars and shares in thousands, except per share)

Balance at December 28, 2003	39,817	$39,817	$126,421	$864,896		$32,226	22	$(1,058)	$1,062,302
Net income				9,517	$9,517				9,517
Cash dividends ($0.86 per share)				(34,575)					(34,575)
Financial instruments marked to market					(382)	(382)			(382)
Cumulative translation adjustment					32,127	32,127			32,127
Minimum pension liability adjustment, net of tax of $5,668					(6,363)	(6,363)			(6,363)

Comprehensive income					$34,899

Shares issued under compensation plans	633	633	46,592				4	(118)	47,107

Balance at December 26, 2004	40,450	$40,450	$173,013	$839,838		$57,608	26	$(1,176)	$1,109,733
Net income				138,817	$138,817				138,817
Cash dividends ($0.97 per share)				(39,320)					(39,320)
Financial instruments marked to market, net of tax of $1,213					(944)	(944)			(944)
Cumulative translation adjustment					(47,076)	(47,076)			(47,076)
Minimum pension liability adjustment, net of tax of $375					(2,974)	(2,974)			(2,974)

Comprehensive income					$87,823

Shares issued under compensation plans	673	673	31,537				(32)	1,376	33,586
Deferred compensation							82	(3,230)	(3,230)
Purchases of treasury stock							690	(46,518)	(46,518)

Balance at December 25, 2005	41,123	$41,123	$204,550	$939,335		$6,614	766	$(49,548)	$1,142,074
Net income				139,430	$139,430				139,430
Cash dividends ($1.105 per share)				(44,096)					(44,096)
Financial instruments marked to market, net of tax of $459					1,234	1,234			1,234
Cumulative translation adjustment					47,468	47,468			47,468
Minimum pension liability adjustment, net of tax of $4,256					(8,117)	(8,117)			(8,117)

Comprehensive income					$180,015

Adoption of SFAS No. 158, net of tax of $10,514						(17,164)			(17,164)
Shares issued under compensation plans	241	241	19,059				(38)	2,497	21,797
Deferred compensation							(9)	347	347
Purchases of treasury stock							1,627	(93,552)	(93,552)

Balance at December 31, 2006	41,364	$41,364	$223,609	$1,034,669		$30,035	2,346	$(140,256)	$1,189,421

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

Note 1 — Summary of significant accounting policies

Consolidation:  The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (the “Company”). Also, in accordance with Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” the Company consolidates variable interest entities in which it bears a majority of the risk of the potential losses or gains from a majority of the expected returns. Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the Company has significant influence but not a controlling equity interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include management’s estimates and assumptions that affect the recorded amounts.

During the fourth quarter of 2004, the Company eliminated the one-month lag for certain of its foreign operations to coincide with the timing of reporting for all of the Company’s other operations. As a result, the Company’s consolidated results for 2004 include the results of those operations for the month of December 2003 and the entire twelve months of 2004, whereas the Company’s consolidated results for 2005 and 2006 include the results of those operations for the entire twelve months of 2005 and 2006, respectively. This change increased the Company’s consolidated revenues for 2004 by $16,879 and reduced the Company’s consolidated income from continuing operations before taxes and minority interest for 2004 by $1,114.

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

Fair values:  The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 2006 and December 25, 2005.

Cash and cash equivalents:  All highly liquid debt instruments with an original maturity of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates their current market value.

Accounts receivable:  Accounts receivable represents amounts due from customers related to the sale of products. An allowance for doubtful accounts is maintained and represents the Company’s estimate of probable losses on realization of the full receivable. The allowance is provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for doubtful accounts was $10,097 and $10,090 as of December 31, 2006 and December 25, 2005, respectively.

Inventories:  Inventories are valued at the lower of cost or market. The cost of the Company’s inventories is determined by the average cost method. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating market value, the Company evaluates inventory for excess and obsolete quantities based on estimated usage and sales.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment:  Property, plant and equipment are stated at cost, net of accumulated depreciation. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Other additions and those improvements which increase the capacity or lengthen the useful lives of the assets are also capitalized. With minor exceptions, straight-line composite lives for depreciation of property, plant and equipment are as follows: buildings — 30 years; machinery and equipment — 5 to 10 years; computer equipment and software — 3 to 5 years. Leasehold improvements are depreciated over the remaining lease periods. Repairs and maintenance costs are expensed as incurred.

Goodwill and other intangible assets:  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, or more frequently if there is a triggering event. Impairment losses, if any, are recorded as part of income from operations. The goodwill impairment test is applied to each of the Company’s reporting units. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The goodwill impairment test is applied using a two-step approach. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach. If the reporting unit carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amounts.

The Company performed an annual impairment test of its recorded goodwill and indefinite-lived intangible assets in the fourth quarter of 2006 and determined that a portion of its goodwill was impaired. The Company recorded a charge of $1,003, which is included in restructuring and impairment charges. The Company performed an annual impairment test of its recorded goodwill and indefinite-lived intangible assets in the fourth quarter of 2005 and found no instances of impairment. In connection with the Company’s 2004 restructuring and divestiture program, the Company determined in the fourth quarter of 2004 that a portion of its goodwill was impaired and recorded a charge of $18,582, $14,122 of which was included in restructuring and impairment charges and $4,460 of which was included in discontinued operations.

Intangible assets consisting of intellectual property, customer lists and distribution rights are being amortized over their estimated useful lives, which range from 3 to 30 years, with a weighted average amortization period of 13 years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranty liability:  Product warranty liability arises out of the need to repair or replace product without charge to the customer. The Company warrants such products from manufacturing defect. The Company estimates its warranty liability based on historical trends of units sold, the status of existing claims, recall programs and communication with customers.

Foreign currency translation:  Assets and liabilities of non-domestic subsidiaries denominated in local currencies are translated into U.S. dollars at the rates of exchange at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The resultant translation adjustments are reported as a component of accumulated other comprehensive income in shareholders’ equity.

Derivative financial instruments:  The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. All instruments are entered into for other than trading purposes. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in current period earnings. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current period earnings.

Stock-based compensation:  On December 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental guidance for SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application method, which requires the application of the standard starting from December 26, 2005, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements for 2006 reflect the impact of SFAS No. 123(R).

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for 2006 was $6,776 and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2006 was $1,373. As of December 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $9,202, which is expected to be recognized over a weighted-average period of 1.9 years.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company used in adopting SFAS No. 123(R), the Company’s results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in 2006 included compensation expense for (1) stock-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation expense for the stock-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the pro forma net income and earnings per share for 2005 and 2004 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	2005	2004

Net income, as reported	$138,817	$9,517
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $1,959 and $2,335, respectively	(3,197)	(3,809)

Pro forma net income	$135,620	$5,708

Earnings per share — basic:
Net income per share, as reported	$3.43	$0.24
Pro forma net income per share	$3.35	$0.14
Earnings per share — diluted:
Net income per share, as reported	$3.39	$0.24
Pro forma net income per share	$3.32	$0.14

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

The fair value for options granted in 2006 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The fair value for options granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2006	2005	2004

Risk-free interest rate	4.44%	4.09%	3.00%
Expected life of option	4.46 yrs.	4.60 yrs.	4.60 yrs.
Expected dividend yield	1.57%	1.70%	1.71%
Expected volatility	23.36%	24.44%	24.32%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 11 for additional information regarding the Company’s stock compensation plans.

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

Restructuring costs:  Restructuring costs, which include termination benefits, contract termination costs and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs include the terms that may be negotiated to exit certain contractual obligations and the timing of employees leaving the company.

Revenue recognition:  The Company recognizes revenues from product sales, including sales to distributors, or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. This generally occurs when products are shipped, when services are rendered or upon customers’ acceptance.

Revenues from product sales, net of estimated returns and other allowances based on historical experience and current trends, are recognized upon shipment of products to customers or distributors. Revenues from services provided are recognized as the services are rendered and comprised less than 10% of total revenues for all periods presented.

The Company considers the criteria presented in SFAS No. 48, “Revenue Recognition When Right of Return Exists,” in determining the appropriate revenue recognition treatment. The Company’s normal policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. However, in the limited cases where an arrangement provides a right of return to the customer, including a distributor, the Company believes it has the ability to reasonably estimate the amount of returns based on its substantial historical experience with respect to these arrangements. The Company accrues

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any costs or losses that may be expected in connection with any returns in accordance with SFAS No. 5, “Accounting for Contingencies.” Revenues and Materials, labor and other product costs are reduced to reflect estimated returns.

The Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” to its customer incentive programs, which include discounts or rebates. Appropriate allowances are determined and recorded as a reduction of revenue.

Revisions and reclassifications:  The Company revised its 2005 consolidated balance sheet to adjust for the netting of non-current deferred tax assets and liabilities. In addition, certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

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

Stock-based compensation:  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the statement of income. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company adopted the provisions of this statement on December 26, 2005 using modified prospective application. See the “Stock-based compensation” section of Note 1 above for information regarding the effect of adoption on the Company’s financial position, results of operations and cash flows.

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

Certain Hybrid Financial Instruments:  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a preexisting policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. Additionally, SFAS No. 155 requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation (previously, these were exempt from SFAS No. 133). When determining whether an interest in securitized financial assets is a hybrid financial instrument, SFAS No. 155 does not consider a concentration of credit risk, in the form of subordination of one interest in securitized assets to another, to be an embedded derivative. The provisions of this statement are applicable for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring in fiscal years beginning after September 15, 2006. The Company will adopt this standard on January 1, 2007 and does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations or cash flows.

Uncertain Tax Positions:  In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on the Company’s financial position, results of operations and cash flows.

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

Quantifying Misstatements:  In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is aimed at eliminating the diversity in practice of quantifying an identified misstatement by putting forward a single quantification framework to be used by all public companies. The provisions of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted the provisions of this statement during the fourth quarter of fiscal 2006 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

Defined Benefit Pension and Other Postretirement Plans:  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. The new measurement date provisions of SFAS No. 158 will not affect the Company, as the measurement date for the Company’s defined benefit pension and postretirement plan assets and obligations is currently the Company’s fiscal year-end. The Company adopted the recognition and disclosure provisions of this statement as of December 31, 2006 and included in accumulated other comprehensive income, net of tax as of December 31, 2006, the gains and losses and prior service costs and credits that pursuant to SFAS No. 87 and 106 have not been recognized as components of net periodic benefit cost. The Company also recognized in its consolidated balance sheet an asset or a liability that represents the funded status of its various defined benefit pension and postretirement plans. See Note 13 for additional information regarding the effect of adopting the recognition and disclosure provisions of this statement.

Note 3 — Acquisitions

 Acquisition of Taut, Inc.

On November 8, 2006, the Company completed the acquisition of Taut, Inc. (“Taut”), a producer of instruments and devices for minimally invasive surgical procedures, particularly laparoscopic surgery, for $28,002. The results for Taut are included in the Company’s Medical Segment.

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The following table presents the preliminary allocation of purchase price for the Taut acquisition based on estimated fair values:

Assets
Accounts receivable	$1,360
Inventories	1,787
Property, plant and equipment	869
Goodwill	12,574
Intangible assets	11,780

Total assets acquired	$28,370

Less:
Accounts payable	$271
Accrued expenses	97

Liabilities assumed	$368

Net assets acquired	$28,002

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from integrating Taut into its surgical business. Goodwill is deductible for tax purposes. Of the $11,780 in intangible assets, $6,918 and $344 were assigned to technology and customer relationships, respectively, with estimated remaining amortizable lives of 5 years. $4,518 was assigned to trade names with indefinite useful lives.

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

	2006	2005

Revenues	$2,654,804	$2,523,543
Income from continuing operations before interest, taxes and minority interest	$254,497	$247,702
Net income	$139,387	$138,348
Diluted net earnings per share	$3.49	$3.38

 Acquisition of Ecotrans Technologies, Inc.

On November 30, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of Ecotrans Technologies, Inc. (“Ecotrans”), a leading supplier of locomotive anti-idling and emissions reduction solutions for the railroad industry, for $10,118. Based on the purchase price allocation, $4,016 of goodwill was recognized in the transaction. The results for Ecotrans are included in the Company’s Commercial Segment.

 2005 Acquisition

In 2005, the Company acquired a small repair products and services business in the Aerospace Segment for $8,000. Based on the purchase price allocation, no goodwill was recognized in the transaction.

 Acquisition of Hudson Respiratory Care, Inc.

On July 6, 2004, the Company completed the acquisition of all of the issued and outstanding capital stock of Hudson Respiratory Care Inc. (“HudsonRCI”), a provider of disposable medical products for respiratory care and anesthesia, for $457,499. The results for HudsonRCI are included in the Company’s Medical Segment.

The following table provides unaudited pro forma results of operations for 2004, as if the acquisition had been made at the beginning of 2004. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

2004

Revenues	$2,582,975
Income from continuing operations before interest, taxes and minority interest	$125,810
Net loss	$(17,223)
Diluted net loss per share	$(0.43)

The unaudited pro forma results of operations for the twelve months ended December 26, 2004 includes $25,686 of expenses, or $0.63 per share, incurred by HudsonRCI in contemplation of the transaction. These expenses include bonus and stock option settlement expenses, professional fees, broker fees and insurance costs.

In connection with this acquisition, the Company formulated a plan related to the future integration of the acquired entity. The Company finalized the integration plan during the second quarter of 2005 and the integration activities are ongoing as of December 31, 2006. The Company expects the integration activities to be completed during the first quarter of 2007. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closings and the termination of certain distribution agreements at

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of acquisition, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During June 2006, the Company determined that the remaining integration cost accrual exceeded the total amount of the remaining estimated integration costs and therefore adjusted the accrual with a corresponding reduction to goodwill. Set forth below is a reconciliation of the Company’s future integration cost accrual:

	Involuntary Employee	Facility Closure and
	Termination Benefits	Restructuring Costs	Total

Balance at acquisition	$14,217	$9,205	$23,422
Costs incurred	(4,550)	(2,200)	(6,750)
Adjustments to reserve	—	(1,420)	(1,420)

Balance at December 26, 2004	9,667	5,585	15,252
Costs incurred	(3,470)	(2,829)	(6,299)
Adjustments to reserve	965	2,158	3,123

Balance at December 25, 2005	7,162	4,914	12,076
Costs incurred	(4,569)	(3,124)	(7,693)
Adjustments to reserve	(2,517)	(1,027)	(3,544)

Balance at December 31, 2006	$76	$763	$839

Note 4 — Restructuring

The amounts recognized in restructuring and impairment charges for 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004

2006 restructuring program	$5,854	$—	$—
Aerospace segment restructuring activity	609	—	—
2004 restructuring and divestiture program	10,382	27,066	67,618
Aggregate impairment charges — investments and certain fixed assets	7,378	—	—
Impairment charge — goodwill (See Note 1)	1,003	—	—

	$25,226	$27,066	$67,618

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2006, the charges associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	2006
	Commercial	Medical	Aerospace	Total

Termination benefits	$2,392	$1,419	$1,042	$4,853
Contract termination costs	119	—	—	119
Other restructuring costs	730	94	58	882

	$3,241	$1,513	$1,100	$5,854

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities in the Company’s Commercial Segment. Other restructuring costs include expenses primarily related to the consolidation of operations and the reorganization of administrative functions.

At December 31, 2006, the accrued liability associated with the 2006 restructuring program consisted of the following and was entirely due within twelve months:

	Balance at			Balance at
	December 25,	Subsequent		December 31,
	2005	Accruals	Payments	2006

Termination benefits	$—	$4,853	$(1,447)	$3,406
Contract termination costs	—	119	(24)	95
Other restructuring costs	—	882	(878)	4

	$—	$5,854	$(2,349)	$3,505

As of December 31, 2006, the Company expects to incur the following future restructuring costs associated with the 2006 restructuring program in its Commercial, Medical and Aerospace segments over the next two quarters:

	Commercial		Medical		Aerospace

Termination benefits	$500	- 1,000	$500	- 1,000	$150	- 500
Contract termination costs		—	500	- 600	500	- 600
Other restructuring costs	225	- 700	300	- 500	300	- 500

	$725	- 1,700	$1,300	- 2,100	$950	- 1,600

Aerospace Segment Restructuring Activity

During the first quarter of 2006, the Company began a restructuring activity in its Aerospace Segment. The actions relate to the closure of a manufacturing facility, termination of employees and relocation of operations. For 2006, the Company recorded termination benefits of $433, asset impairments of $139 and other restructuring costs of $37 that are included in restructuring and impairment charges. As of December 31, 2006, the accrued liability associated with this activity was $38 and was entirely due within twelve months. The Company does not expect to incur future restructuring costs associated with this activity.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain costs associated with the 2004 restructuring and divestiture program are not included in restructuring and impairment charges. All inventory adjustments that resulted from the 2004 restructuring and divestiture program and certain other costs associated with closing out businesses during 2005 and 2004 are included in materials, labor and other product costs and totaled $2,000 and $17,040, respectively. The $2,000 in costs for 2005 related to the Company’s Aerospace Segment. Of the $17,040 in costs for 2004, $4,537 and $12,503 were attributed to the Company’s Commercial and Aerospace segments, respectively.

For 2006, 2005 and 2004, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program by segment that are included in restructuring and impairment charges were as follows:

2006
Medical

Termination benefits	$(706)
Contract termination costs	2,122
Asset impairments	927
Other restructuring costs	8,039

$10,382

	2005
	Commercial	Medical	Aerospace	Total

Termination benefits	$2,456	$6,492	$517	$9,465
Contract termination costs	(154)	1,184	—	1,030
Asset impairments	156	3,270	1,898	5,324
Other restructuring costs	943	9,694	610	11,247

	$3,401	$20,640	$3,025	$27,066

	2004
	Commercial	Medical	Aerospace	Total

Termination benefits	$8,407	$6,625	$1,388	$16,420
Contract termination costs	775	—	2,300	3,075
Asset impairments	11,244	3,681	32,662	47,587
Other restructuring costs	390	146	—	536

	$20,816	$10,452	$36,350	$67,618

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Set forth below is a reconciliation of the Company’s accrued liability associated with the 2004 restructuring and divestiture program. At December 31, 2006, the accrued liability was entirely due within twelve months:

		Subsequent
	Balance at	Accruals and		Balance at
	December 25,	Changes in		December 31,
	2005	Estimates	Payments	2006

Termination benefits	$7,848	$(706)	$(6,938)	$204
Contract termination costs	775	2,122	(945)	1,952
Other restructuring costs	31	8,039	(7,971)	99

	$8,654	$9,455	$(15,854)	$2,255

		Subsequent
	Balance at	Accruals and		Balance at
	December 26,	Changes in		December 25,
	2004	Estimates	Payments	2005

Termination benefits	$15,014	$9,465	$(16,631)	$7,848
Contract termination costs	3,075	1,030	(3,330)	775
Other restructuring costs	228	11,247	(11,444)	31

	$18,317	$21,742	$(31,405)	$8,654

As of December 31, 2006, the Company expects to incur the following future restructuring costs associated with the 2004 restructuring and divestiture program in its Medical Segment during 2007:

Termination benefits	$100	- 150
Contract termination costs		—
Other restructuring costs	1,500	- 3,000

	$1,600	- 3,150

Impairment Charges

During 2006, the Company determined that three minority held investments and certain fixed assets were impaired and recorded an aggregate charge of $7,378, which is included in restructuring and impairment charges.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Inventories

Inventories at year end consisted of the following:

	2006	2005

Raw materials	$214,440	$199,955
Work-in-process	65,058	70,870
Finished goods	182,954	178,019

	462,452	448,844
Less: Inventory reserve	(46,573)	(44,573)

Inventories	$415,879	$404,271

Note 6 — Property, plant and equipment

The major classes of property, plant and equipment, at cost, at year end are as follows:

	2006	2005

Land, buildings and leasehold improvements	$244,095	$180,275
Machinery and equipment	689,608	681,895
Computer equipment and software	66,991	64,679
Construction in progress	41,921	42,099

	1,042,615	968,948
Less: Accumulated depreciation	(620,437)	(521,132)

Property, plant and equipment, net	$422,178	$447,816

Note 7 — Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for 2006 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill at December 25, 2005	$105,435	$391,933	$7,298	$504,666
Acquisitions	4,016	12,675	—	16,691
Dispositions	(172)	(938)	—	(1,110)
Impairment	—	(1,003)	—	(1,003)
Adjustments(1)	1,963	(14,076)	—	(12,113)
Translation adjustment	3,636	3,239	—	6,875

Goodwill at December 31, 2006	$114,878	$391,830	$7,298	$514,006

(1)	Goodwill adjustments relate primarily to the adjustment of the HudsonRCI integration cost accrual (see Note 3) and to purchase price allocation changes associated with certain tax adjustments.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at year end consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2006	2005	2006	2005

Customer lists	$84,593	$80,362	$20,246	$13,930
Intellectual property	68,476	59,174	28,388	22,967
Distribution rights	36,266	35,820	19,124	16,602
Trade names	90,252	85,464	—	—

	$279,587	$260,820	$67,758	$53,499

Amortization expense related to intangible assets was $13,952, $13,851, and $13,579 for 2006, 2005 and 2004, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2007	$14,700
2008	14,600
2009	14,400
2010	14,000
2011	13,500

Note 8 — Borrowings

Long-term borrowings at year end consisted of the following:

	2006	2005

Senior notes at an average fixed rate of 5.6%, due in installments through 2016	$410,500	$417,000
Term loan notes, primarily non-U.S. dollar denominated, at an average rate of 4.8%, with an average maturity of 2 years	54,797	97,265
Revolving credit loans at an average interest rate of 5.6%, due 2011	19,591	17,371
Other debt, mortgage notes and capital lease obligations, at interest rates ranging from 3% to 7%	9,180	10,244

	494,068	541,880
Current portion of borrowings	(6,698)	(36,608)

	$487,370	$505,272

The various senior and term note agreements require the maintenance of certain financial ratios and limit the repurchase of the Company’s stock and payment of cash dividends. As of December 31, 2006, the Company was in compliance with these provisions. Under the most restrictive of these provisions, $148,000 of retained earnings was available for dividends and stock repurchases at December 31, 2006.

Notes payable at December 31, 2006 consists of demand loans due to banks of $24,324 at an average interest rate of 5.2%. In addition, the Company has approximately $571,000 available under several interest rate alternatives in unused lines of credit.

Interest expense in 2006, 2005 and 2004 did not differ materially from interest paid, nor did the carrying value of year-end long-term borrowings differ materially from fair value.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amount of notes payable and long-term debt, including capital leases, maturing in the next five years are as follows:

2007	$31,022
2008	66,488
2009	1,291
2010	—
2011	169,591

Note 9 — Financial instruments

The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps for exposure to interest rate changes. These cash flow hedges are recorded on the balance sheet at fair market value and subsequent changes in value are recognized in the statement of income or as part of comprehensive income. Approximately $669 of the amount in accumulated other comprehensive income at December 31, 2006 would be reclassified as expense to the statement of income during 2007 should foreign currency exchange rates and interest rates remain at December 31, 2006 levels.

The following table provides financial instruments activity included as part of accumulated other comprehensive income, net of tax:

	2006	2005

Amount at beginning of year	$(1,983)	$(1,039)
Additions and revaluations	3,048	(1,789)
Clearance of hedge results to income	(1,814)	845

Amount at end of year	$(749)	$(1,983)

Note 10 — Shareholders’ equity

The authorized capital of the Company is comprised of 100,000,000 common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.

On July 25, 2005, the Company’s Board of Directors authorized the repurchase of up to $140 million of outstanding Company common stock over twelve months ended July 2006. In June 2006, the Company’s Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, the Company repurchased (in thousands) a total of 2,317 shares on the open market during 2005 and 2006 for an aggregate purchase price of $140,000, and aggregate fees and commissions of $69.

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

	2006	2005	2004
	(Shares in thousands)

Basic	39,760	40,516	40,205
Dilutive shares assumed issued	228	442	290

Diluted	39,988	40,958	40,495

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average stock options (in thousands) of 406, 199 and 790 were antidilutive and therefore not included in the calculation of earnings per share for 2006, 2005 and 2004, respectively.

Accumulated other comprehensive income at year end consisted of the following:

	2006	2005

Financial instruments marked to market, net of tax	$(749)	$(1,983)
Cumulative translation adjustment	73,657	26,189
Defined benefit pension and postretirement plans, net of tax	(42,873)	(17,592)

Accumulated other comprehensive income	$30,035	$6,614

Note 11 — Stock compensation plans

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

The following table summarizes the option activity as of December 31, 2006 and changes during the year then ended:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life In Years	Value

Outstanding, beginning of the year	1,809,234	$46.82
Granted	714,131	64.08
Exercised	(224,571)	45.76
Forfeited or expired	(189,796)	55.87

Outstanding, end of the year	2,108,998	$51.96	7.2	$26,981

Exercisable, end of the year	1,084,924	$45.17	5.7	$21,070

As of December 31, 2006, 928,029 shares were available for future grant under the plans.

The weighted average grant-date fair value was $14.24, $12.45 and $10.64 for options granted during 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised was $4,464, $11,064 and $8,758 during 2006, 2005 and 2004, respectively.

During 2006, the Company issued 40,930 shares of restricted stock with vesting periods ranging from 6 months to 2 years. The Company recorded $991 of expense related to the portion of these shares that vested during 2006, which is included in selling, engineering and administrative expenses.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Income taxes

The following table summarizes the components of the provision for income taxes from continuing operations:

	2006	2005	2004

Current:
Federal	$(7,302)	$22,659	$5,681
State	1,768	(1,407)	1,573
Foreign	46,287	12,461	8,871
Deferred:
Federal	28,991	17,418	(9,872)
State	27	1,602	(377)
Foreign	(15,631)	(4,927)	6,919

	$54,140	$47,806	$12,795

The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes and minority interest:

	2006	2005	2004

United States	$60,280	$78,632	$18,994
Other	158,747	129,283	78,144

	$219,027	$207,915	$97,138

Income taxes paid were $65,151, $29,560 and $23,042 in 2006, 2005 and 2004, respectively.

Reconciliations between the statutory federal income tax rate and the effective income tax rate for 2006, 2005 and 2004 were as follows:

	2006		2005		2004

Federal statutory rate	35.00%		35.00%		35.00%
Export sales benefit	(0.35%	)	(1.01%	)	(2.82%	)
American Jobs Creation Act (“AJCA”) repatriation benefit	0.00%		(2.80%	)	0.00%
Taxes on foreign earnings	(7.62%	)	(6.65%	)	(18.30%	)
State taxes, net of federal benefit	1.00%		0.06%		1.00%
Other, net	(3.31%	)	(1.61%	)	(1.71%	)

	24.72%		22.99%		13.17%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax assets and liabilities at year end were as follows:

	2006	2005

Deferred tax assets:
Tax loss carryforwards	$80,288	$71,928
Intangibles — asset acquisitions	17,391	22,342
Accrued employee benefits	25,455	22,467
Tax credit carryforwards	36,554	22,664
Pension	2,844	11,375
Inventories	9,292	9,713
Bad debts	4,235	7,602
Other reserves and accruals	40,824	32,013
Less: Valuation allowance	(51,323)	(32,598)

Total deferred tax assets	165,560	167,506

Deferred tax liabilities:
Fixed assets	61,068	71,425
Intangibles — stock acquisitions	50,589	62,859
Foreign exchange	2,423	9,140
Accrued expenses	15,675	3,014
Other	7,316	7,842

Total deferred tax liabilities	137,071	154,280

Net deferred tax asset	$28,489	$13,226

At December 31, 2006, the cumulative unremitted earnings of subsidiaries outside the United States, for which no income or withholding taxes have been provided, approximated $321,000. Such earnings are expected to be reinvested indefinitely and as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2006, the tax effect of such carry forwards approximated $116,842. Of this amount, $6,009 has no expiration date, $3,303 expires after 2006 but before the end of 2011 and $107,530 expires after 2011. A substantial amount of these carryforwards consist of tax losses which were acquired in an acquisition by the Company in 2004. Therefore, the utilization of these tax attributes is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code. It is not expected that this annual limitation will prevent the Company from utilizing its carryforwards. The determination of state net operating loss carryforwards are dependent upon the U.S. subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of such carryforward.

The valuation allowance for deferred tax assets of $51,323 and $32,598 at December 31, 2006 and December 25, 2005, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not be realized. The valuation allowance increase in 2006 was primarily attributable to the recording of deferred tax assets associated with state tax loss carryforwards at full value which required a valuation allowance.

Several foreign subsidiaries continue to operate under separate tax holiday arrangements as granted by certain foreign jurisdictions. The nature and extent of such arrangements vary and the benefits of such arrangements phase out in future years according to the specific terms and schedules as set forth by the particular taxing authorities having jurisdiction over the arrangements. The most significant arrangement expires in March 2008.

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

The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the December 31, 2006 consolidated balance sheet:

			Consolidated
	Before	Adjustments	Balance Sheet at
	Application of	Required by	December 31,
	SFAS No. 158	SFAS No. 158	2006

Deferred tax assets	$59,446	$1,517	$60,963
Total current assets	1,138,012	1,517	1,139,529
Intangibles and other assets	262,991	(3,762)	259,229
Deferred tax assets	(6,533)	7,567	1,034
Total assets	2,353,730	5,322	2,359,052
Payroll and benefit-related liabilities	70,413	3,994	74,407
Total current liabilities	466,781	3,994	470,775
Deferred tax liabilities	34,774	(1,430)	33,344
Pension and postretirement benefit liabilities	77,269	19,922	97,191
Total liabilities	1,105,088	22,486	1,127,574
Accumulated other comprehensive income	47,199	(17,164)	30,035
Total shareholders’ equity	1,206,585	(17,164)	1,189,421
Total liabilities and shareholders’ equity	2,353,730	5,322	2,359,052

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net benefit cost for pension and postretirement benefit plans consisted of the following:

	Pension			Other Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$3,607	$4,716	$4,789	$311	$280	$231
Interest cost	11,784	11,339	10,871	1,490	1,342	1,283
Expected return on plan assets	(12,553)	(9,978)	(16,247)	—	—	—
Net amortization and deferral	2,465	898	8,149	937	740	439
Curtailment charge (credit)	—	(585)	—	—	79	—

Net benefit cost	$5,303	$6,390	$7,562	$2,738	$2,441	$1,953

The estimated net loss, prior service cost and net transition obligation for U.S. and foreign defined benefit pension plans that will be amortized from accumulated other comprehensive income into net benefit cost during 2007 are $2,862, $(128) and $78, respectively. The estimated net loss, prior service cost and net transition obligation for postretirement benefit plans that will be amortized from accumulated other comprehensive income into net benefit cost during 2007 are $607, $90 and $217, respectively.

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.71%	5.75%	6.5%	5.75%	5.75%	6.5%
Rate of return	8.73%	8.54%	8.66%	—	—	—
Initial healthcare trend rate	—	—	—	9.0%	10.0%	8.0%
Ultimate healthcare trend rate	—	—	—	4.5%	4.5%	4.5%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information on the Company’s pension and postretirement benefit plans, measured as of year end, and the amounts recognized in the consolidated balance sheet and in accumulated other comprehensive income were as follows:

	Pension		Other Benefits
	2006	2005	2006	2005

Benefit obligation, beginning of year	$207,145	$200,854	$26,110	$21,984
Service cost	3,332	4,716	311	280
Interest cost	11,784	11,339	1,490	1,342
Amendments	765	751	1,102	748
Actuarial loss	11,294	9,511	1,478	3,888
Currency translation	7,574	(4,919)	—	—
Benefits paid	(8,468)	(8,470)	(2,194)	(1,946)
Medicare Part D reimbursement	—	—	168	—
Divestitures	(27)	—	—	—
Curtailments	—	(6,637)	—	(186)

Benefit obligation, end of year	233,399	207,145	28,465	26,110

Fair value of plan assets, beginning of year	144,436	132,278	—	—
Actual return on plan assets	12,101	10,039	—	—
Contributions	10,990	11,219	—	—
Benefits paid	(8,468)	(8,470)	—	—
Currency translation	2,778	(630)	—	—

Fair value of plan assets, end of year	161,837	144,436	—	—

Funded status, end of year	$(71,562)	(62,709)	$(28,465)	(26,110)

Unrecognized transition obligation		959		1,509
Unrecognized net actuarial loss		43,727		9,288
Unrecognized prior service cost		(1,360)		558

Net amount recognized		$(19,383)		$(14,755)

	Pension		Other Benefits
	2006	2005	2006	2005

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$1,158	$740	$—	$—
Payroll and benefit-related liabilities	(1,920)	—	(2,074)	—
Pension and postretirement benefit liabilities	(70,800)	(50,594)	(26,391)	(14,755)
Intangible asset	—	2,096	—	—
Accumulated other comprehensive income	55,384	28,375	12,997	—

	$(16,178)	$(19,383)	$(15,468)	$(14,755)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension		Other Benefits
	2006	2005	2006	2005

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$54,814	n/a	$10,135	n/a
Prior service cost (credit)	(417)	n/a	1,570	n/a
Net transition obligation	987	n/a	1,292	n/a

	$55,384	n/a	$12,997	n/a

The weighted average assumptions for U.S. and foreign plans used in determining benefit obligations as of year end were as follows:

	Pension		Other Benefits
	2006	2005	2006	2005

Discount rate	5.46%	5.71%	5.85%	5.75%
Expected return on plan assets	7.52%	8.73%	—	—
Rate of compensation increase	3.0%	3.1%	—	—
Initial healthcare trend rate	—	—	8.0%	9.0%
Ultimate healthcare trend rate	—	—	4.5%	4.5%

The discount rate for U.S. plans of 5.85% was established by comparing the projection of expected benefit payments to the Citigroup Pension Discount Curve (published monthly) as of December 31, 2006. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, the Company solves for the single spot rate to apply to all obligations of the plan that will exactly match the previously determined present value.

The Citigroup Pension Discount Curve is constructed beginning with a U.S. Treasury par curve that reflects the entire Treasury and Separate Trading of Registered Interest and Principal Securities (“STRIPS”) market. From the Treasury curve, Citibank produces a AA corporate par curve by adding option-adjusted spreads that are drawn from the AA corporate sector of the Citigroup Broad Investment — Grade Bond Index. Finally, from the AA corporate par curve, Citigroup derives the spot rates that constitute the Pension Discount Curve. For payments beyond 30 years the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations.

Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $2,678 and would increase the 2006 benefit expense by $253. Decreasing the trend rate by 1% would decrease the benefit obligation by $2,265 and would decrease the 2006 benefit expense by $135.

The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $221,942 and $193,536 for 2006 and 2005, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. and foreign plans with accumulated benefit obligations in excess of plan assets were $233,399, $221,942 and $161,837, respectively for 2006 and $205,457, $192,039 and $141,804, respectively for 2005.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conducts an asset/liability modeling study to ensure the investment strategy is aligned with the profile of benefit obligations.

The plan asset allocations for U.S. and foreign plans are as follows:

	Target	% of Assets
	Allocation	2006	2005

Equity securities	60%	64%	68%
Debt securities	30%	19%	18%
Real estate	10%	17%	14%

	100%	100%	100%

The Company’s contributions to U.S. and foreign pension plans during 2007 are expected to be in the range of $10 million to $14 million. Contributions to postretirement healthcare plans during 2007 are expected to be approximately $2 million.

The Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual Medicare Part D subsidy of approximately $220, is as follows:

	Pension	Other Benefits

2007	$8,949	$2,074
2008	9,402	2,138
2009	9,866	2,187
2010	10,463	2,223
2011	11,124	2,236
Years 2012 — 2016	66,963	10,979

The Company maintains a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. The Company partially matches employee contributions. Costs related to these plans were $9,132, $8,914 and $9,952 for 2006, 2005 and 2004, respectively.

Note 14 — Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for 2006:

Balance — December 25, 2005	$14,156
Accrued for warranties issued in 2006	12,503
Settlements (cash and in kind)	(13,008)
Accruals related to pre-existing warranties	(143)
Effect of translation	550

Balance — December 31, 2006	$14,058

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company has residual value guarantees in the amount of $4,771 at December 31, 2006. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At December 31, 2006, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are as follows:

2007	$35,115
2008	30,485
2009	26,008
2010	19,853
2011	15,508

Rental expense under operating leases was $38,850, $36,734 and $40,827 in 2006, 2005 and 2004, respectively.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy the obligations of the Company. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40,068 of accounts receivable and the related amounts previously recorded in notes payable were removed from the consolidated balance sheet as of both December 31, 2006 and December 25, 2005.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2006 and December 25, 2005, the Company’s consolidated balance sheet included an accrued liability of $7,417 and $6,317, respectively, relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of December 31, 2006. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2004, a jury verdict of $34,800 was rendered against one of the Company’s subsidiaries in a trademark infringement action. In February 2005, the trial judge entered an order rejecting the jury award in its entirety. In October 2006, the United States Court of Appeals for the Federal Circuit upheld the February 2005 decision. As no appeal of the Court of Appeals’ decision was filed within the requisite time for filing appeals in this matter, the decision has become final.

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

The Aerospace Segment businesses develop and provide repair products and services for flight and ground-based turbine engines, manufacture and distribute precision-machined components and design, manufacture and market cargo-handling systems to commercial aviation, military and industrial markets worldwide.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about continuing operations by business segment is as follows:

	2006	2005	2004

Segment data:
Commercial	$1,250,838	$1,189,645	$1,200,848
Medical	858,676	831,138	736,352
Aerospace	537,243	493,769	453,211

Revenues	2,646,757	2,514,552	2,390,411

Commercial	78,363	81,129	105,665
Medical	161,707	149,956	116,664
Aerospace	50,585	33,444	(10,519)

Segment operating profit(1)	290,655	264,529	211,810
Corporate expenses	34,936	23,955	31,888
(Gain) loss on sales of businesses and assets	838	(14,223)	(2,733)
Restructuring and impairment charges	25,226	27,066	67,618
Minority interest	(24,957)	(20,337)	(19,219)

Income from continuing operations before interest, taxes and minority interest	$254,612	$248,068	$134,256

Identifiable assets:
Commercial	$710,917	$721,985	$842,176
Medical	921,401	927,996	1,093,971
Aerospace	251,629	247,362	355,048
Corporate(2)	464,920	488,806	346,155

	$2,348,867	$2,386,149	$2,637,350

Capital expenditures:
Commercial	$20,963	$23,526	$28,004
Medical	25,896	26,523	14,023
Aerospace	15,603	18,147	9,027
Corporate	770	1,655	1,884

	$63,232	$69,851	$52,938

Depreciation and amortization expense:
Commercial	$42,598	$42,316	$46,296
Medical	34,944	38,508	35,772
Aerospace	16,644	17,856	21,997
Corporate	4,818	2,173	2,474

	$99,004	$100,853	$106,539

(1)	Segment operating profit includes a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, (gain) loss on sales of businesses and assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Identifiable corporate assets include cash, investments in unconsolidated entities, property, plant and equipment and deferred tax assets primarily related to net operating losses and pension and retiree medical plans.

Information about continuing operations in different geographic areas is as follows:

	2006	2005	2004

Revenues (based on business unit location):
United States	$1,146,434	$1,119,978	$1,080,735
Other Americas	326,630	289,915	268,174
Germany	328,355	308,536	276,611
Other Europe	567,870	574,451	560,038
Asia/Australia	277,468	221,672	204,853

	$2,646,757	$2,514,552	$2,390,411

Net property, plant and equipment:
United States	$171,442	$193,355	$299,951
Other Americas	59,599	55,022	37,236
Germany	69,996	67,894	91,597
Other Europe	69,663	80,833	103,441
Asia/Australia	51,478	50,712	52,027

	$422,178	$447,816	$584,252

Note 16 — Discontinued operations and assets held for sale

In October 2006, the Company sold a small medical business that was classified as held for sale during the second quarter of 2005 and recognized a loss on the sale of $481. The Company previously recognized a $956 reduction in the carrying value of this business to the estimated fair value of the business less costs to sell. During 2006, the Company recognized a loss on disposal of $484 in connection with a post-closing purchase price adjustment based on working capital for its divested automotive pedal systems business. Also during 2006, the Company recognized a pre-tax gain of $917 related to the first quarter 2005 divestiture of Sermatech International, a surface-engineering/specialty coatings business and recognized a pre-tax gain of $230 related to the third quarter 2005 divestiture of a European medical product sterilization business.

In August 2005, the Company completed the sale of its automotive pedal systems business and received $7,500 in gross proceeds. The Company recognized a $20,874 reduction in the carrying value of this business to the estimated fair value of the business less costs to sell and recognized a loss on the sale of $1,686 in 2005. During the third quarter of 2005, the Company sold a European medical product sterilization business that was classified as held for sale during the second quarter of 2005 and recognized a pre-tax gain on the sale of $2,122 in 2005. During the second quarter of 2005, the Company adopted a plan to sell a small medical business and recognized a loss of $4,560 in 2005 based upon the excess of the carrying value of the business as compared to the estimated fair value of the business less costs to sell. On February 28, 2005, the Company completed the sale of Sermatech International, received gross proceeds of $79,868 and recorded a net gain on the sale of $34,415 in 2005.

During the fourth quarter of 2004, the Company recognized a loss of $50,531 based upon a write-down of the automotive pedal systems business from its carrying value to the estimated fair value of the business less

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

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

Revenues of discontinued operations were $3,980, $112,515 and $227,967 for 2006, 2005 and 2004, respectively. Operating income (loss) from discontinued operations was $(483), $2,304 and $(68,262) for 2006, 2005 and 2004, respectively.

As part of the Company’s 2006 restructuring program, the Company determined that assets totaling $4,062 met the criteria for held for sale classification during 2006. The assets are comprised primarily of land and a building that are no longer being used in the Company’s operations. In December 2006, the Company sold these assets and recognized a loss on the sale of $106. Also during 2006, the Company sold assets, including assets held for sale totaling $3,007, and recognized an aggregate net loss on these sales of $732. The Company is actively marketing its remaining assets held for sale.

As part of the Company’s 2004 restructuring and divestiture program, the Company determined that assets totaling $32,789 met the criteria for held for sale classification during 2005. The assets are comprised primarily of land and buildings that are no longer being used in the Company’s operations. The Company determined that the carrying value of each asset held for sale did not exceed the estimated fair value of the asset less costs to sell and therefore did not adjust the carrying value of the asset in 2005.

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

Assets and liabilities held for sale are comprised of the following:

	2006	2005

Assets held for sale:
Accounts receivable, net	$—	$1,341
Inventories	—	47
Property, plant and equipment	10,185	14,451
Other	—	1,060

Total assets held for sale	$10,185	$16,899

Liabilities held for sale:
Accrued expenses	$—	$66

QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share)

2006:
Revenues(1)	$632,167	$682,615	$639,132	$692,843
Gross profit(1)	183,598	202,524	185,142	202,928
Income from continuing operations before interest, taxes and minority interest	56,629	62,556	67,311	68,116
Income from continuing operations	29,000	36,027	36,282	38,621
Income (loss) from discontinued operations	106	612	(316)	(902)
Net income	29,106	36,639	35,966	37,719
Earnings (losses) per share — basic(2):
Income from continuing operations	$0.72	$0.90	$0.92	$0.99
Income (loss) from discontinued operations	—	0.02	(0.01)	(0.02)

Net income	$0.72	$0.91	$0.91	$0.97

Earnings (losses) per share — diluted(2):
Income from continuing operations	$0.71	$0.89	$0.92	$0.98
Income (loss) from discontinued operations	—	0.02	(0.01)	(0.02)

Net income	$0.72	$0.90	$0.91	$0.96

2005:
Revenues(1)	$623,600	$657,009	$587,390	$646,553
Gross profit(1)	173,742	190,238	166,063	179,908
Income from continuing operations before interest, taxes and minority interest	50,101	67,362	61,190	69,415
Income from continuing operations	24,865	38,138	35,714	41,055
Income (loss) from discontinued operations	13,861	(9,165)	(2,114)	(3,537)
Net income	38,726	28,973	33,600	37,518
Earnings (losses) per share — basic(2):
Income from continuing operations	$0.61	$0.94	$0.88	$1.02
Income (loss) from discontinued operations	0.34	(0.23)	(0.05)	(0.09)

Net income	$0.96	$0.71	$0.83	$0.93

Earnings (losses) per share — diluted(2):
Income from continuing operations	$0.61	$0.93	$0.87	$1.00
Income (loss) from discontinued operations	0.34	(0.22)	(0.05)	(0.09)

Net income	$0.95	$0.71	$0.82	$0.92

(1)	Amounts exclude the impact of the automotive pedal systems business, Sermatech International business, European medical product sterilization business and small medical business, which have been presented in the Company’s consolidated financial results as discontinued operations.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

TELEFLEX INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Doubtful		Balance at
	Beginning	Charged to	Accounts	Translation	End of
	of Year	Income	Written Off	and Other	Year

December 31, 2006	$10,090	$4,225	$(4,018)	$(200)	$10,097
December 25, 2005	$11,296	$2,773	$(2,310)	$(1,669)	$10,090
December 26, 2004	$9,273	$3,726	$(3,697)	$1,994	$11,296

INVENTORY RESERVE

	Balance at	Additions			Balance at
	Beginning	Charged to	Inventory	Translation	End of
	of Year	Income	Write-offs	and Other	Year

December 31, 2006:
Raw materials	$20,067	$12,124	$(11,481)	$1,565	$22,275
Work-in-process	1,635	1,703	(908)	177	2,607
Finished goods	22,871	9,074	(8,413)	(1,841)	21,691

	$44,573	$22,901	$(20,802)	$(99)	$46,573

December 25, 2005:
Raw materials	$25,368	$4,836	$(9,865)	$(272)	$20,067
Work-in-process	1,660	506	(458)	(73)	1,635
Finished goods	34,248	5,187	(13,964)	(2,600)	22,871

	$61,276	$10,529	$(24,287)	$(2,945)	$44,573

December 26, 2004:
Raw materials	$15,100	$14,820	$(6,803)	$2,251	$25,368
Work-in-process	1,137	646	(37)	(86)	1,660
Finished goods	26,350	11,155	(4,251)	994	34,248

	$42,587	$26,621	$(11,091)	$3,159	$61,276

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by referenced into, this report:

Exhibit No.			Description

*3	.1	—	Articles of Incorporation of the Company (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3(a) of the Company’s Form 10-K for the year ended December 27, 1998.
*3	.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 20, 2006).
*4	.1	—	Shareholders’ Rights Plan of the Company (incorporated by reference to the Company’s Form 8-K dated December 7, 1998).
*10	.1	—	1990 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 incorporated by reference to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 28, 1997. As subsequently amended and restated on Form S-8 (Registration No. 333-59814) which is herein incorporated by reference).
*10	.2	—	Salaried Employees’ Pension Plan, as amended and restated in its entirety, effective July 1, 1989 and the retirement income plan as amended and restated in its entirety effective January 1, 1994 and related Trust Agreements, dated July 1, 1994 (incorporated by reference to the Company’s Form 10-K for the year ended December 25, 1994).
*10	.3	—	Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 1995, and amended and restated on Form S-8 (Registration No. 333-77601) (incorporated by reference to Exhibit 10(f) of the Company’s Form 10-K for the year ended December 27, 1998).
+*10	.4	—	Information on the Company’s Performance Participation Plan, insurance arrangements with certain officers and deferred compensation arrangements with certain officers, non-qualified supplementary pension plan for salaried employees and compensation arrangements with directors (incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 6, 2006).
*10	.5	—	Voluntary Investment Plan of the Company (incorporated by reference to Exhibit 28 of the Company’s registration statement on Form S-8 (Registration No. 2-98715), as amended and revised on Form S-8 (Registration No. 333-101005), filed November 5, 2002).
*10	.6	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
*10	.7	—	Global Employee Stock Purchase Plan of the Company (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-41654) filed on July 18, 2000).
+*10	.8	—	Teleflex Incorporated Executive Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 6, 2006).
+*10	.9	—	Letter Agreement, dated July 2, 2004, between the Company and Martin S. Headley (incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K filed on March 9, 2005).
+*10	.10	—	Letter Agreement, dated September 23, 2004, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed on March 9, 2005).
+*10	.11	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Jeffrey P. Black (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-Q filed on July 27, 2005).
+*10	.12	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Martin S. Headley (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-Q filed on July 27, 2005).
+*10	.13	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-Q filed on July 27, 2005).
+*10	.14	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Kevin K. Gordon (incorporated by reference to Exhibit 10(p) to the Company’s Form 10-Q filed on July 27, 2005).

Exhibit No.			Description

+*10	.15	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Vincent Northfield (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 20, 2006).
+*10	.16	—	Executive Change In Control Agreement, dated October 23, 2006, between the Company and R. Ernest Waaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 25, 2006).
+*10	.17	—	Executive Change In Control Agreement, dated July 13, 2005, between the Company and John Suddarth (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 20, 2006).
+*10	.18	—	Amended and Restated Agreement, dated July 31, 2006, between the Company and John J. Sickler (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 1, 2006).
+*10	.19	—	Letter Agreement, dated October 13, 2006, between the Company and R. Ernest Waaser (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2006).
+*10	.20	—	Letter Agreement, dated August 10, 2006, between the Company and Charles E. Williams (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on September 25, 2006).
*10	.21	—	Amended and Restated Credit Agreement, dated October 30, 2006, between Teleflex Incorporated, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Syndication Agent, and HSBC Bank USA, National Association, PNC Bank, National Association and Wachovia Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2006).
*14		—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).
21		—	Subsidiaries of the Company.
23		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.