Form 10-Q
period 2007-04-01
TELEFLEX INC
filed 2007-05-01
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission file number 1-5353

TELEFLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1147939 (I.R.S. Employer Identification No.)

155 South Limerick Road Limerick, Pennsylvania (Address of principal executive offices)	19468 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐               No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of April 23, 2007:

Common Stock, $1.00 Par Value (Title of each class)	39,190,573 (Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2007

		Page

	PART I — FINANCIAL INFORMATION
Item 1:	Financial Statements:
	Condensed Consolidated Statements of Income for the three months ended April 1, 2007 and March 26, 2006 (Unaudited)	2
	Condensed Consolidated Balance Sheets as of April 1, 2007 and December 31, 2006 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2007 and March 26, 2006 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4:	Controls and Procedures	20

	PART II — OTHER INFORMATION
Item 1:	Legal Proceedings	21
Item 1A:	Risk Factors	21
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3:	Defaults Upon Senior Securities	21
Item 4:	Submission of Matters to a Vote of Security Holders	21
Item 5:	Other Information	21
Item 6:	Exhibits	21

SIGNATURES		22
SENIOR EXECUTIVE OFFICER SEVERANCE AGREEMENT
SENIOR EXECUTIVE OFFICER SEVERANCE AGREEMENT
SENIOR EXECUTIVE OFFICER SEVERANCE AGREEMENT
SENIOR EXECUTIVE OFFICER SEVERANCE AGREEMENT
SENIOR EXECUTIVE OFFICER SEVERANCE AGREEMENT
CONFIDENTIAL RELEASE AND SEPARATION AGREEMENT
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	April 1,	March 26,
	2007	2006
	(Dollars and shares in thousands, except per share)

Revenues	$667,342	$599,883
Materials, labor and other product costs	457,916	420,836

Gross profit	209,426	179,047
Selling, engineering and administrative expenses	130,862	120,907
Gain on sales of assets	(793)	(643)
Restructuring and impairment charges	482	4,493

Income from continuing operations before interest, taxes and minority interest	78,875	54,290
Interest expense	9,338	9,945
Interest income	(1,409)	(1,508)

Income from continuing operations before taxes and minority interest	70,946	45,853
Taxes on income from continuing operations	20,365	12,659

Income from continuing operations before minority interest	50,581	33,194
Minority interest in consolidated subsidiaries, net of tax	7,483	5,653

Income from continuing operations	43,098	27,541

Operating income from discontinued operations (including gain on disposal of $0 and $64, respectively)	2,771	2,484
Taxes on income from discontinued operations	1,595	919

Income from discontinued operations	1,176	1,565

Net income	$44,274	$29,106

Earnings per share:
Basic:
Income from continuing operations	$1.10	$0.68
Income from discontinued operations	$0.03	$0.04

Net income	$1.13	$0.72

Diluted:
Income from continuing operations	$1.09	$0.68
Income from discontinued operations	$0.03	$0.04

Net income	$1.12	$0.72

Dividends per share	$0.285	$0.250
Weighted average common shares outstanding:
Basic	39,032	40,346
Diluted	39,403	40,626

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$254,677	$248,409
Accounts receivable, net	404,424	376,404
Inventories	402,130	415,879
Prepaid expenses	27,461	27,689
Deferred tax assets	60,735	60,963
Assets held for sale	82,413	10,185

Total current assets	1,231,840	1,139,529
Property, plant and equipment, net	391,690	422,178
Goodwill	511,612	514,006
Intangibles and other assets	267,645	259,229
Investments in affiliates	23,343	23,076
Deferred tax assets	5,317	3,419

Total assets	$2,431,447	$2,361,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$21,895	$31,022
Accounts payable	207,611	210,890
Accrued expenses	111,002	115,657
Payroll and benefit-related liabilities	70,660	74,407
Income taxes payable	23,711	16,125
Deferred tax liabilities	578	164
Liabilities held for sale	19,788	—

Total current liabilities	455,245	448,265
Long-term borrowings	487,976	487,370
Deferred tax liabilities	30,084	25,272
Pension and postretirement benefit liabilities	97,502	97,191
Other liabilities	91,502	71,861

Total liabilities	1,162,309	1,129,959
Minority interest in equity of consolidated subsidiaries	49,678	42,057
Commitments and contingencies (See Note 11)
Shareholders’ equity	1,219,460	1,189,421

Total liabilities and shareholders’ equity	$2,431,447	$2,361,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1,	March 26,
	2007	2006
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$44,274	$29,106
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(1,176)	(1,565)
Depreciation expense	18,244	18,671
Amortization expense of intangible assets	3,277	3,475
Amortization expense of deferred financing costs	278	402
Stock-based compensation	2,023	1,647
Gain on sales of assets	(793)	(643)
Impairment of long-lived assets	—	869
Minority interest in consolidated subsidiaries	7,483	5,653
Other	(1,902)	(668)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(51,319)	(16,911)
Inventories	(4,640)	(9,156)
Prepaid expenses	(670)	1,142
Accounts payable and accrued expenses	(2,130)	(8,794)
Income taxes payable and deferred income taxes	14,780	8,640

Net cash provided by operating activities from continuing operations	27,729	31,868

Cash Flows from Financing Activities of Continuing Operations:
Reduction in long-term borrowings	(118)	(6,146)
Decrease in notes payable and current borrowings	(9,086)	(35,986)
Proceeds from stock compensation plans	3,649	3,908
Purchases of treasury stock	—	(18,179)
Dividends	(11,112)	(10,113)

Net cash used in financing activities from continuing operations	(16,667)	(66,516)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(12,303)	(13,195)
Payments for businesses acquired	—	(4,334)
Proceeds from sales of assets	8,180	968
Proceeds from affiliates	66	2,696
Working capital payment for divested business	—	(5,629)

Net cash used in investing activities from continuing operations	(4,057)	(19,494)

Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	(2,198)	2,759
Net cash used in investing activities	(913)	(1,027)

Net cash provided by (used in) discontinued operations	(3,111)	1,732

Effect of exchange rate changes on cash and cash equivalents	2,374	1,729

Net increase (decrease) in cash and cash equivalents	6,268	(50,681)
Cash and cash equivalents at the beginning of the period	248,409	239,536

Cash and cash equivalents at the end of the period	$254,677	$188,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share)

Note 1 — Basis of presentation

Teleflex Incorporated (the “Company”) is a diversified industrial company specializing in the design, manufacture and distribution of specialty-engineered products. The Company serves a wide range of customers in niche segments of the commercial, medical and aerospace industries. The Company’s products include: driver controls, motion controls, power and vehicle management systems and fluid management systems for commercial industries; disposable medical products, surgical instruments, medical devices and specialty devices for hospitals and health-care providers; and repair products and services and cargo-handling systems for commercial and military aviation as well as other industrial markets.

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

This quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current period presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

Note 2 — New accounting standards

Certain Hybrid Financial Instruments:  In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a preexisting policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. Additionally, SFAS No. 155 requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation (previously, these were exempt from SFAS No. 133). When determining whether an interest in securitized financial assets is a hybrid financial instrument, SFAS No. 155 does not consider a concentration of credit risk, in the form of subordination of one interest in securitized assets to another, to be an embedded derivative. The provisions of this statement are applicable for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring in fiscal years beginning after

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 15, 2006. The Company adopted the provisions of this statement on January 1, 2007 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

Uncertain Tax Positions:  In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. In connection with its adoption of the provisions of FIN No. 48 on January 1, 2007, the Company recognized a charge of approximately $13,200 to retained earnings.

See Note 11 for additional information regarding the Company’s uncertain tax positions.

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

Fair Value Option:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on the Company’s financial position, results of operations and cash flows.

Note 3 — Acquisitions

Acquisition of Taut, Inc.

On November 8, 2006, the Company completed the acquisition of substantially all of the assets of Taut Inc. (“Taut”), a provider of instruments and devices for minimally invasive surgical procedures, particularly laparoscopic surgery, for $28,002. The results for Taut are included in the Company’s Medical Segment.

During the first quarter of 2007, the Company revised the purchase price allocation for the Taut acquisition. Based on the revised allocation, an additional $1,358 and $3,986 was allocated to inventories and intangible assets, respectively. These amounts were previously allocated to goodwill.

Acquisition of Ecotrans Technologies, Inc.

On November 30, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of Ecotrans Technologies, Inc. (“Ecotrans”), a supplier of locomotive anti-idling and emissions reduction solutions for the railroad industry, for $10,118. During the first quarter of 2007, the Company revised the purchase price allocation and recognized an additional $1,108 of goodwill. The results for Ecotrans are included in the Company’s Commercial Segment.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Restructuring

The amounts recognized in restructuring and impairment charges for the three months ended April 1, 2007 and March 26, 2006 consisted of the following:

	Three Months Ended
	April 1,	March 26,
	2007	2006

2006 restructuring program	$112	$—
Aerospace segment restructuring activity	—	199
2004 restructuring and divestiture program	370	4,294

	$482	$4,493

2006 Restructuring Program

In June 2006, the Company began certain restructuring initiatives that affect all three of the Company’s operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of the Company’s facilities in Europe and North America. The Company determined to undertake these initiatives as a means to improving operating performance and to better leverage the Company’s existing resources.

For the three months ended April 1, 2007, the charges, including changes in estimates, associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended April 1, 2007
	Commercial	Medical	Aerospace	Total

Termination benefits	$—	$181	$(111)	$70
Other restructuring costs	42	—	—	42

	$42	$181	$(111)	$112

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Other restructuring costs include expenses primarily related to the consolidation of operations and the reorganization of administrative functions.

At April 1, 2007, the accrued liability associated with the 2006 restructuring program consisted of the following and was entirely due within twelve months:

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		April 1,
	2006	Estimates	Payments	2007

Termination benefits	$3,406	$70	$(1,144)	$2,332
Contract termination costs	95	—	—	95
Other restructuring costs	4	42	(46)	—

	$3,505	$112	$(1,190)	$2,427

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 1, 2007, the Company expects to incur the following future restructuring costs associated with the 2006 restructuring program in its Commercial, Medical and Aerospace segments during 2007:

	Commercial	Medical	Aerospace

Termination benefits	$250 - 500	$550 - 1,350	$250 - 625
Contract termination costs	—	500 - 600	500 - 600
Other restructuring costs	100 - 300	2,950 - 3,050	1,500 - 2,000

	$350 - 800	$4,000 - 5,000	$2,250 - 3,225

Aerospace Segment Restructuring Activity

During the first quarter of 2006, the Company began a restructuring activity in its Aerospace Segment. The actions related to the closure of a manufacturing facility, termination of employees and relocation of operations. For the three months ended April 1, 2007 and March 26, 2006, the Company recorded termination benefits of $0 and $199, respectively, that are included in restructuring and impairment charges. As of April 1, 2007, the accrued liability associated with this activity was $23 and was entirely due within twelve months. The Company does not expect to incur future restructuring costs associated with this activity.

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

For the three months ended April 1, 2007 and March 26, 2006, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for the Company’s Medical Segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended
	April 1,	March 26,
	2007	2006

Termination benefits	$—	$234
Contract termination costs	—	733
Asset impairments	—	869
Other restructuring costs	370	2,458

	$370	$4,294

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2004 restructuring and divestiture program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities. Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At April 1, 2007, the accrued liability associated with the 2004 restructuring and divestiture program consisted of the following and was entirely due within twelve months:

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		April 1,
	2006	Estimates	Payments	2007

Termination benefits	$204	$—	$(34)	$170
Contract termination costs	1,952	—	(245)	1,707
Other restructuring costs	99	370	(469)	—

	$2,255	$370	$(748)	$1,877

As of April 1, 2007, the Company expects to incur future restructuring costs associated with the 2004 restructuring and divestiture program of between $300 and $650 in its Medical Segment during 2007.

Note 5 — Inventories

Inventories consisted of the following:

	April 1,	December 31,
	2007	2006

Raw materials	$205,669	$214,440
Work-in-process	51,422	65,058
Finished goods	192,808	182,954

	449,899	462,452
Less: Inventory reserve	(47,769)	(46,573)

Inventories	$402,130	$415,879

Note 6 — Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for the three months ended April 1, 2007 are as follows:

	Commercial	Medical	Aerospace	Total

Goodwill at December 31, 2006	$114,878	$391,830	$7,298	$514,006
Adjustments(1)	1,108	(3,778)	(747)	(3,417)
Translation adjustment	698	325	—	1,023

Goodwill at April 1, 2007	$116,684	$388,377	$6,551	$511,612

(1)	Goodwill adjustments relate primarily to purchase price allocation changes associated with the Taut and Ecotrans acquisitions (see Note 3) and the purchase of shares from minority shareholders of a subsidiary in the Company’s Medical Segment.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	April 1,	December 31,	April 1,	December 31,
	2007	2006	2007	2006

Customer lists	$83,104	$84,593	$21,903	$20,246
Intellectual property	73,046	68,476	30,319	28,388
Distribution rights	36,086	36,266	19,363	19,124
Trade names	90,170	90,252	19	—

	$282,406	$279,587	$71,604	$67,758

Amortization expense related to intangible assets was $3,277 and $3,475 for the three months ended April 1, 2007 and March 26, 2006, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2007	$13,300
2008	13,300
2009	13,100
2010	12,800
2011	12,500

Note 7 — Comprehensive income

The following table summarizes the components of comprehensive income:

	Three Months Ended
	April 1,	March 26,
	2007	2006

Net income	$44,274	$29,106
Financial instruments marked to market, net of tax	863	1,007
Cumulative translation adjustment	4,758	9,482

Comprehensive income	$49,895	$39,595

Note 8 — Shareholders’ equity

Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended
	April 1,	March 26,
	2007	2006
	(Shares in thousands)

Common shares, beginning of period	41,364	41,123
Shares issued under compensation plans	86	83

Common shares, end of period	41,450	41,206

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options were exercised and

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive restricted stock units were vested. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended
	April 1,	March 26,
	2007	2006
	(Shares in thousands)

Basic	39,032	40,346
Dilutive shares assumed issued	371	280

Diluted	39,403	40,626

Weighted average stock options (in thousands) that were antidilutive and therefore not included in the calculation of earnings per share were 794 and 211 for the three months ended April 1, 2007 and March 26, 2006, respectively.

Note 9 — Stock compensation plans

The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options and restricted stock units to officers and key employees to obtain up to 4,000,000 shares of common stock at the market price of the stock on the dates options or restricted stock units are granted. Outstanding options generally are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. Outstanding restricted stock units generally vest in two to three years.

During the first quarter of 2007, the Company granted incentive and non-qualified options to purchase 291,694 shares of common stock and granted restricted stock units representing 80,891 shares of common stock.

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

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits
	Three Months Ended		Three Months Ended
	April 1,	March 26,	April 1,	March 26,
	2007	2006	2007	2006

Service cost	$996	$886	$106	$76
Interest cost	3,177	2,912	415	398
Expected return on plan assets	(3,411)	(3,123)	—	—
Net amortization and deferral	682	560	282	265

Net benefit cost	$1,444	$1,235	$803	$739

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the three months ended April 1, 2007:

Balance — December 31, 2006	$14,058
Accruals for warranties issued in 2007	3,955
Settlements (cash and in kind)	(2,473)
Accruals related to pre-existing warranties	185
Effect of translation	98

Balance — April 1, 2007	$15,823

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of $4,240 at April 1, 2007. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At April 1, 2007, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy the obligations of the Company. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40,068 of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet as of both April 1, 2007 and December 31, 2006.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At April 1, 2007, the Company’s condensed consolidated balance sheet included an accrued liability of $7,310 relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances, potential liability may exceed the amount accrued as of April 1, 2007. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

Uncertain tax positions:  The total amount of unrecognized tax benefits as of January 1, 2007, the date of adoption of FIN No. 48, is approximately $53,000. Of this amount, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $28,700. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits from its global operations in income tax expense. Accordingly, at January 1, 2007, $6,200 of accrued interest and penalties is included as a component of the total unrecognized tax benefit recorded on the condensed consolidated balance sheet. During the three months ended April 1, 2007, the Company recognized approximately $600 in potential interest associated with unrecognized tax benefits.

The taxable years that remain subject to examination by major tax jurisdictions are as follows:

	Beginning	Ending

United States	2000	2006
Canada	2002	2006
France	2000	2006
Germany	1998	2006
Italy	2000	2006
Malaysia	2000	2006
Sweden	2000	2006
United Kingdom	2003	2006

As a result of the outcome of ongoing or future examinations, or due to the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at January 1, 2007. Based on the status of various examinations by the relevant federal, state and foreign tax authorities, the Company anticipates that certain examinations may be concluded within twelve months of the reporting date of the Company’s condensed consolidated financial statements, the most significant of which are in Germany. Management does not anticipate the resolution of such examinations or the impact of the expiration of statutes of limitation for certain jurisdictions will have a material impact on previously recorded unrecognized tax benefits.

Other:  The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Business segment information

Information about continuing operations by business segment is as follows:

	Three Months Ended
	April 1,	March 26,
	2007	2006

Segment data:
Commercial	$330,196	$304,527
Medical	226,889	203,121
Aerospace	110,257	92,235

Revenues	667,342	599,883

Commercial	20,084	20,354
Medical	48,609	30,261
Aerospace	12,586	9,093

Segment operating profit(1)	81,279	59,708
Corporate expenses	10,198	7,221
Gain on sales of assets	(793)	(643)
Restructuring and impairment charges	482	4,493
Minority interest	(7,483)	(5,653)

Income from continuing operations before interest, taxes and minority interest	$78,875	$54,290

(1)	Segment operating profit includes a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, gain on sales of assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

Note 13 — Discontinued operations and assets held for sale

In March 2007, the Company signed an agreement to sell Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in its Aerospace Segment. The transaction is subject to regulatory and other approvals and is expected to be completed in the second quarter of 2007. For financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues of discontinued operations were $34,180 and $33,577 for the three months ended April 1, 2007 and March 26, 2006, respectively. Operating income from discontinued operations was $2,771 and $2,484 for the three months ended April 1, 2007 and March 26, 2006, respectively.

During the first quarter of 2007, the Company sold a $7,407 asset held for sale and recognized a pre-tax gain on the sale of $793. During the first quarter of 2006, the Company sold a $713 asset held for sale and recognized a pre-tax gain on the sale of $643. The Company is actively marketing its remaining assets held for sale.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

Assets and liabilities held for sale are comprised of the following:

	April 1,	December 31,
	2007	2006

Assets held for sale:
Accounts receivable, net	$31,774	$—
Inventories	21,583	—
Property, plant and equipment	27,513	10,185
Goodwill	747	—
Other	796	—

Total assets held for sale	$82,413	$10,185

Liabilities held for sale:
Accounts payable	$12,503	$—
Accrued expenses	3,217	—
Deferred tax liabilities	4,068	—

Total liabilities held for sale	$19,788	$—

Note 14 — Subsequent events

In April 2007, the Company acquired the assets of HDJ Company, Inc. (“HDJ”) and its wholly owned subsidiary, Specialized Medical Devices, Inc. (“SMD”), a provider of engineering and manufacturing services to medical device manufacturers, for approximately $25 million. The results for HDJ will be included in the Company’s Medical Segment. Also in April 2007, the Company acquired substantially all of the assets of Southern Wire Corporation (“Southern Wire”), a wholesale distributor of wire rope cables and related hardware, for approximately $20 million. The results for Southern Wire will be included in the Company’s Commercial Segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Overview

We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. Our internal growth initiatives include the development of new products, moving existing products into adjacent markets and expanding market share. Our core revenue growth in the first quarter of 2007 as compared to 2006, excluding the impacts of currency, acquisitions and divestitures, was 8%. Core growth was strong in all three of our segments and strongest in our Aerospace Segment, which grew 17% year over year.

Segment operating profit increased 36% in the first quarter of 2007. This increase was due primarily to higher sales volumes in all three of our segments, the correction of operational inefficiencies in our Medical Segment that occurred in the first half of 2006, cost and productivity improvements in our Aerospace Segment and the benefits of our restructuring actions.

In March 2007, we signed an agreement to sell Teleflex Aerospace Manufacturing Group, or TAMG, a precision-machined components business in our Aerospace Segment. The transaction is subject to regulatory and other approvals and is expected to be completed in the second quarter of 2007. We anticipate recording a pre-tax gain on the sale of approximately $75 million. For the first quarter of 2007 and comparable period, the TAMG business has been presented in our condensed consolidated financial statements as a discontinued operation.

Results of Operations

Discussion of growth from acquisitions reflects the impact of a purchased company up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year and the comparable activity of divested companies within the most recent twelve-month period. The following comparisons exclude the impact of the TAMG business and a small medical business, which have been presented in our condensed consolidated financial results as discontinued operations.

Comparison of the three months ended April 1, 2007 and March 26, 2006

Revenues increased 11% in the first quarter of 2007 to $667.3 million from $599.9 million in the first quarter of 2006. The increase was due to increases of 8% from core growth and 3% from currency. The Commercial, Medical and Aerospace segments comprised 49%, 34% and 17% of our first quarter 2007 revenues, respectively.

Materials, labor and other product costs as a percentage of revenues improved to 68.6% in the first quarter of 2007 from 70.2% in the first quarter of 2006. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues improved to 19.6% in the first quarter of 2007 from 20.2% in the first quarter of 2006. These improvements were due primarily to the correction of various temporary operational inefficiencies in our Medical Segment that occurred in the first half of 2006, the benefits of our restructuring initiatives and other cost reduction efforts.

Interest expense declined in the first quarter of 2007 principally as a result of lower debt balances. Interest income declined in the first quarter of 2007 primarily due to less favorable interest rates compared to the prior period. The effective income tax rate was 28.70% in the first quarter of 2007 compared with 27.61% in the first quarter of 2006. Minority interest in consolidated subsidiaries increased $1.8 million in the first quarter of 2007, due to increased profits from our entities that are not wholly-owned. Net income for the first quarter of 2007 was $44.3 million compared to $29.1 million for the first quarter of 2006. Diluted earnings per share increased 56% to $1.12 for the first quarter of 2007.

We adopted the provisions of Interpretation, or FIN, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. In connection with our adoption of the provisions of FIN No. 48, we recognized a charge of approximately $13.2 million to retained earnings.

For a more complete discussion of our uncertain tax positions, see Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In June 2006, we began certain restructuring initiatives that affect all three of our operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We have determined to undertake these initiatives as a means to improving operating performance and to better leverage our existing resources. The charges, including changes in estimates, associated with the 2006 restructuring program that are included in restructuring and impairment charges during the first quarter of 2007 totaled $0.1 million. As of April 1, 2007, we expect to incur future restructuring costs associated with our 2006 restructuring program of between $6.6 million and $9.0 million in our Commercial, Medical and Aerospace segments during 2007.

During the first quarter of 2006, we began a restructuring activity in our Aerospace Segment. The actions related to the closure of a manufacturing facility, termination of employees and relocation of operations. The charges associated with this activity that are included in restructuring and impairment charges during the first quarter of 2007 and the first quarter of 2006 totaled $0 and $0.2 million, respectively. We do not expect to incur future restructuring costs associated with this activity.

During the fourth quarter of 2004, we announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The actions have included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring and impairment charges during the first quarter of 2007 and the first quarter of 2006 totaled $0.4 million and $4.3 million, respectively, and were attributable to our Medical Segment. As of April 1,

2007, we expect to incur future restructuring costs associated with our 2004 restructuring and divestiture program of between $0.3 million and $0.7 million in our Medical Segment during 2007.

For a more complete discussion of our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Segment Reviews

The following is a discussion of our segment operating results.

Comparison of the three months ended April 1, 2007 and March 26, 2006

Commercial

Commercial Segment revenues increased 8% in the first quarter of 2007 to $330.2 million from $304.5 million in the first quarter of 2006. The increase was due to increases of 5% from core growth and 3% from currency. The segment benefited from new product and program launches for fluid handling systems and driver control products, primarily into international truck and bus markets. Increased sales of auxiliary power units for the truck aftermarket in North America and marine steering and engine controls also contributed to growth in the segment.

Commercial Segment operating profit declined 1% in the first quarter of 2007 to $20.1 million from $20.4 million in the first quarter of 2006. The positive impact of increased volume in the truck and bus market was more than offset by material price increases in the marine market, customer price reductions in the automotive market and higher warranty costs in the first quarter of 2007. Operating profit as a percent of revenues declined to 6.1% in the first quarter of 2007 from 6.7% in the first quarter of 2006.

Medical

Medical Segment revenues increased 12% in the first quarter of 2007 to $226.9 million from $203.1 million in the first quarter of 2006. The increase was due to increases of 7% from core growth, 4% from currency and 1% from acquisitions. The segment benefited from growth in sales across all businesses, particularly increased sales of disposable medical products in respiratory care, anesthesia and urology for European hospital markets, increased sales of surgical products, including sales of laparoscopic devices related to the fourth quarter 2006 acquisition of Taut and increased sales of diagnostic and therapeutic specialty devices for medical device manufacturers.

Medical Segment operating profit increased 61% in the first quarter of 2007 to $48.6 million from $30.3 million in the first quarter of 2006. This increase was principally due to higher sales volume and improved operational efficiencies resulting from cost and productivity improvements in the second half of 2006. During the first half of 2006, operating profit was negatively impacted by costs associated with operational inefficiencies and the consolidation of facilities and distribution centers. We also incurred less costs in the first quarter of 2007 related to our information systems implementation program compared to the prior year period. Operating profit as a percent of revenues increased to 21.4% in the first quarter of 2007 from 14.9% in the first quarter of 2006.

Aerospace

Aerospace Segment revenues increased 20% in the first quarter of 2007 to $110.3 million from $92.2 million in the first quarter of 2006. This increase was due to increases of 17% from core growth and 3% from currency. This growth was principally due to increased sales of wide body cargo handling systems, sales of narrow body cargo loading systems and sales of cargo system aftermarket parts.

Aerospace Segment operating profit increased 38% in the first quarter of 2007 to $12.6 million from $9.1 million in the first quarter of 2006. This increase was principally due to higher sales volume, cost and productivity improvements in the cargo handling systems business and, to a lesser extent, the benefits of restructuring actions in the repair products and services business. Operating profit as a percent of revenues increased to 11.4% in the first quarter of 2007 from 9.9% in the first quarter of 2006.

Liquidity and Capital Resources

Operating activities from continuing operations provided net cash of $27.7 million during the first quarter of 2007. Changes in our operating assets and liabilities during the first quarter of 2007, the most significant of which was an increase in accounts receivable, resulted in a net cash outflow of $44.0 million. Our financing activities from continuing operations during the first quarter of 2007 consisted primarily of the payment of dividends of $11.1 million and a decrease in notes payable and current borrowings of $9.1 million. Our investing activities from continuing operations during the first quarter of 2007 consisted primarily of capital expenditures of $12.3 million. During the first quarter of 2007, we also had proceeds from the sale of an asset of $8.2 million. Net cash used in discontinued operations was $3.1 million in the first quarter of 2007.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $40.1 million of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet as of both April 1, 2007 and December 31, 2006.

The following table provides our net debt to total capital ratio:

	April 1,	December 31,
	2007	2006
	(Dollars in thousands)

Net debt includes:
Current borrowings	$21,895	$31,022
Long-term borrowings	487,976	487,370

Total debt	509,871	518,392
Less: Cash and cash equivalents	254,677	248,409

Net debt	$255,194	$269,983

Total capital includes:
Net debt	$255,194	$269,983
Shareholders’ equity	1,219,460	1,189,421

Total capital	$1,474,654	$1,459,404

Percent of net debt to total capital	17%	18%

The decline in our percent of net debt to total capital for April 1, 2007 as compared to December 31, 2006 is primarily due to the repayment of current borrowings during the first quarter of 2007.

We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and additional acquisition opportunities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the quarter ended April 1, 2007. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Item 1A.  Risk Factors

There have been no significant changes in risk factors for the quarter ended April 1, 2007. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

10.1	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Kevin K. Gordon.
10.2	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Laurence G. Miller.
10.3	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and R. Ernest Waaser.
10.4	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Vince Northfield.
10.5	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and John B. Suddarth.
10.6	—	Release and Separation Agreement, dated March 18, 2007, between Teleflex Incorporated and Martin S. Headley.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	—	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Jeffrey P. Black
Jeffrey P. Black
Chairman and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin K. Gordon
Kevin K. Gordon
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Charles E. Williams
Charles E. Williams
Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 1, 2007