Form 10-Q
period 2007-07-01
TELEFLEX INC
filed 2007-07-31
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐               No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of July 19, 2007:

Common Stock, $1.00 Par Value	39,383,147

(Title of each class)	(Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except per share)

Revenues	$679,718	$650,184	$1,347,060	$1,250,067
Materials, labor and other product costs	466,946	453,332	924,862	874,168

Gross profit	212,772	196,852	422,198	375,899
Selling, engineering and administrative expenses	136,968	127,234	267,830	248,141
Net loss on sales of assets	2,121	1,828	1,328	1,185
Restructuring and impairment charges	1,119	8,475	1,601	12,968

Income from continuing operations before interest, taxes and minority interest	72,564	59,315	151,439	113,605
Interest expense	9,692	10,930	19,030	20,875
Interest income	(2,021)	(1,627)	(3,430)	(3,135)

Income from continuing operations before taxes and minority interest	64,893	50,012	135,839	95,865
Taxes on income from continuing operations	14,656	10,094	35,021	22,753

Income from continuing operations before minority interest	50,237	39,918	100,818	73,112
Minority interest in consolidated subsidiaries, net of tax	7,253	5,935	14,736	11,588

Income from continuing operations	42,984	33,983	86,082	61,524

Operating income from discontinued operations (including gain on disposal of $75,490, $1,000, $75,490 and $1,064, respectively)	77,989	3,545	80,760	6,029
Taxes on income from discontinued operations	27,112	889	28,707	1,808

Income from discontinued operations	50,877	2,656	52,053	4,221

Net income	$93,861	$36,639	$138,135	$65,745

Earnings per share:
Basic:
Income from continuing operations	$1.10	$0.84	$2.20	$1.53
Income from discontinued operations	$1.30	$0.07	$1.33	$0.10

Net income	$2.39	$0.91	$3.53	$1.63

Diluted:
Income from continuing operations	$1.08	$0.84	$2.18	$1.52
Income from discontinued operations	$1.28	$0.07	$1.32	$0.10

Net income	$2.37	$0.90	$3.49	$1.62

Dividends per share	$0.32	$0.285	$0.605	$0.535
Weighted average common shares outstanding:
Basic	39,221	40,244	39,126	40,295
Diluted	39,678	40,495	39,540	40,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$444,668	$248,409
Accounts receivable, net	403,165	376,404
Inventories	416,867	415,879
Prepaid expenses	23,410	27,689
Deferred tax assets	58,718	60,963
Assets held for sale	2,766	10,185

Total current assets	1,349,594	1,139,529
Property, plant and equipment, net	388,143	422,178
Goodwill	531,107	514,006
Intangibles and other assets	286,762	259,229
Investments in affiliates	28,469	23,076
Deferred tax assets	5,370	3,419

Total assets	$2,589,445	$2,361,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$25,867	$31,022
Accounts payable	230,568	210,890
Accrued expenses	121,029	115,657
Payroll and benefit-related liabilities	78,398	74,407
Income taxes payable	40,639	16,125
Deferred tax liabilities	738	164

Total current liabilities	497,239	448,265
Long-term borrowings	486,085	487,370
Deferred tax liabilities	33,148	25,272
Pension and postretirement benefit liabilities	92,655	97,191
Other liabilities	92,727	71,861

Total liabilities	1,201,854	1,129,959
Minority interest in equity of consolidated subsidiaries	56,803	42,057
Commitments and contingencies
Shareholders’ equity	1,330,788	1,189,421

Total liabilities and shareholders’ equity	$2,589,445	$2,361,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1,	June 25,
	2007	2006
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$138,135	$65,745
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(52,053)	(4,221)
Depreciation expense	36,709	37,314
Amortization expense of intangible assets	6,935	6,671
Amortization expense of deferred financing costs	560	684
Stock-based compensation	4,205	3,305
Net loss on sales of assets	1,328	1,185
Impairment of long-lived assets	—	4,757
Minority interest in consolidated subsidiaries	14,736	11,588
Other	(1,373)	(1,635)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42,251)	364
Inventories	(10,571)	(2,695)
Prepaid expenses	2,184	2,744
Accounts payable and accrued expenses	28,061	776
Income taxes payable and deferred income taxes	7,697	(5,271)

Net cash provided by operating activities from continuing operations	134,302	121,311

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	20,000	—
Reduction in long-term borrowings	(20,154)	(18,275)
Decrease in notes payable and current borrowings	(9,001)	(47,042)
Proceeds from stock compensation plans	20,459	8,275
Purchases of treasury stock	—	(22,611)
Dividends	(23,711)	(21,609)

Net cash used in financing activities from continuing operations	(12,407)	(101,262)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(24,573)	(26,107)
Payments for businesses acquired	(43,900)	(4,334)
Proceeds from sales of businesses and assets	143,260	899
(Investments in) proceeds from affiliates	(5,730)	2,550
Working capital payment for divested business	—	(5,629)

Net cash provided by (used in) investing activities from continuing operations	69,057	(32,621)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	5,607	10,306
Net cash used in investing activities	(4,632)	(2,036)

Net cash provided by discontinued operations	975	8,270

Effect of exchange rate changes on cash and cash equivalents	4,332	5,702

Net increase in cash and cash equivalents	196,259	1,400
Cash and cash equivalents at the beginning of the period	248,409	239,536

Cash and cash equivalents at the end of the period	$444,668	$240,936

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

During the second quarter of 2006, the Company determined that various out-of-period adjustments were required to correct errors in its financial statements. These errors related to (1) tax balance sheet accounts that were incorrectly stated as a result of discrete errors in the Company’s tax accounting analyses and computations in prior periods; (2) overstatement of inventory balances at one of the Company’s facilities identified during a physical inventory at that location; and (3) customer funded tooling that was not appropriately expensed in prior periods. Correction of these errors increased materials, labor and other product costs by $2.5 million and decreased taxes on income from continuing operations by $7.3 million. As a result, the Company recorded an increase in Income from continuing operations for the second quarter of 2006 of $4.8 million to correct these errors. Based on the Company’s analysis of these matters, the Company concluded that these matters were not material on a quantitative or qualitative basis.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current period presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

Note 2 —	New accounting standards

Uncertain Tax Positions:  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. In connection with its adoption of

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provisions of FIN No. 48 on January 1, 2007, the Company recognized a charge of approximately $13.2 million to retained earnings.

See Note 11 for additional information regarding the Company’s uncertain tax positions.

Fair Value Measurements:  In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

Fair Value Option:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless an event specified in SFAS No. 159 occurs that results in a new election date. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on the Company’s financial position, results of operations and cash flows.

Note 3 —	Acquisitions

Acquisition of Specialized Medical Devices, Inc.

In April 2007, the Company acquired the assets of HDJ Company, Inc. (“HDJ”) and its wholly owned subsidiary, Specialized Medical Devices, Inc. (“SMD”), a provider of engineering and manufacturing services to medical device manufacturers, for approximately $25.0 million. The results for HDJ are included in the Company’s Medical Segment.

Acquisition of Southern Wire Corporation.

In April 2007, the Company acquired substantially all of the assets of Southern Wire Corporation (“Southern Wire”), a wholesale distributor of wire rope cables and related hardware, for approximately $20.4 million. The results for Southern Wire are included in the Company’s Commercial Segment.

Acquisition of Taut, Inc.

On November 8, 2006, the Company completed the acquisition of substantially all of the assets of Taut Inc. (“Taut”), a provider of instruments and devices for minimally invasive surgical procedures, particularly laparoscopic surgery, for approximately $28.0 million. The results for Taut are included in the Company’s Medical Segment.

During the first quarter of 2007, the Company finalized the purchase price allocation for the Taut acquisition. Based on the revised allocation, an additional $1.4 million and $4.0 million was allocated to inventories and intangible assets, respectively. These amounts were previously allocated to goodwill.

Acquisition of Ecotrans Technologies, Inc.

On November 30, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of Ecotrans Technologies, Inc. (“Ecotrans”), a supplier of locomotive anti-idling and emissions reduction solutions for the railroad industry, for approximately $10.1 million. During the first six months of 2007, the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company finalized the purchase price allocation and recognized an additional $0.8 million of goodwill. The results for Ecotrans are included in the Company’s Commercial Segment.

Note 4 —	Restructuring

The amounts recognized in restructuring and impairment charges for the three months and six months ended July 1, 2007 and June 25, 2006 consisted of the following:

	Three Months		Six Months
	Ended		Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
	(Dollars in thousands)

2006 restructuring program	$887	$1,823	$999	$1,823
Aerospace Segment restructuring activity	(3)	107	(3)	306
2004 restructuring and divestiture program	235	2,677	605	6,971
Impairment charges	—	3,868	—	3,868

	$1,119	$8,475	$1,601	$12,968

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

For the three months and six months ended July 1, 2007, the charges, including changes in estimates, associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended July 1, 2007
	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$—	$533	$190	$723
Contract termination costs	—	91	—	91
Other restructuring costs	38	35	—	73

	$38	$659	$190	$887

	Six Months Ended July 1, 2007
	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$—	$714	$79	$793
Contract termination costs	—	91	—	91
Other restructuring costs	80	35	—	115

	$80	$840	$79	$999

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and the six months ended June 25, 2006, the charges associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	Three and Six Months Ended
	June 25, 2006
	Commercial	Medical	Total
	(Dollars in thousands)

Termination benefits	$485	$1,264	$1,749
Other restructuring costs	—	74	74

	$485	$1,338	$1,823

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

At July 1, 2007, the accrued liability associated with the 2006 restructuring program consisted of the following and, except for contract termination costs, management expects these will be paid within one year:

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		July 1,
	2006	Estimates	Payments	2007
		(Dollars in thousands)

Termination benefits	$3,406	$793	$(1,625)	$2,574
Contract termination costs	95	91	(69)	117
Other restructuring costs	4	115	(119)	—

	$3,505	$999	$(1,813)	$2,691

As of July 1, 2007, the Company expects to incur the following future restructuring costs associated with the 2006 restructuring program in its Commercial, Medical and Aerospace segments during 2007:

	Commercial	Medical	Aerospace
(Dollars in thousands)

Termination benefits	$1,500 - 2,000	$1,300 - 1,600	$200 - 300
Contract termination costs	—	150 - 300	100 - 150
Other restructuring costs	200 - 300	50 - 100	700 - 1,050

	$1,700 - 2,300	$1,500 - 2,000	$1,000 - 1,500

Aerospace Segment Restructuring Activity

During the first quarter of 2006, the Company began a restructuring activity in its Aerospace Segment. The actions related to the closure of a manufacturing facility, termination of employees and relocation of operations. The accrued liability at July 1, 2007 was zero.

2004 Restructuring and Divestiture Program

During the fourth quarter of 2004, the Company announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position the Company for future earnings growth. The actions included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended July 1, 2007 and June 25, 2006, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for the Company’s Medical Segment that are included in restructuring and impairment charges were as follows:

	Three Months		Six Months
	Ended		Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
	(Dollars in thousands)

Termination benefits	$—	$(322)	$—	$(88)
Contract termination costs	—	—	—	733
Asset impairments	—	58	—	927
Other restructuring costs	235	2,941	605	5,399

	$235	$2,677	$605	$6,971

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

At July 1, 2007, the accrued liability associated with the 2004 restructuring and divestiture program consisted of the following and, except for contract termination costs, management expects these will be paid within one year:

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		July 1,
	2006	Estimates	Payments	2007
	(Dollars in thousands)

Termination benefits	$204	$—	$(59)	$145
Contract termination costs	1,952	—	(413)	1,539
Other restructuring costs	99	605	(704)	—

	$2,255	$605	$(1,176)	$1,684

As of July 1, 2007, the Company expects to incur future restructuring costs associated with the 2004 restructuring and divestiture program of between $0.1 million and $0.2 million in its Medical Segment during 2007.

Impairment Charges

During the second quarter of 2006, the Company determined that an investment in a nonconsolidated affiliate was impaired and recorded a charge of approximately $3.9 million, which is included in restructuring and impairment charges.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Inventories

Inventories consisted of the following:

	July 1,	December 31,
	2007	2006
	(Dollars in thousands)

Raw materials	$212,995	$214,440
Work-in-process	48,421	65,058
Finished goods	205,433	182,954

	466,849	462,452
Less: Inventory reserve	(49,982)	(46,573)

Inventories	$416,867	$415,879

Note 6 —	Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended July 1, 2007 are as follows:

	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Goodwill at December 31, 2006	$114,878	$391,830	$7,298	$514,006
Acquisitions	5,763	8,532	183	14,478
Dispositions	—	—	(981)	(981)
Adjustments(1)	842	(2,189)	—	(1,347)
Translation adjustment	4,303	648	—	4,951

Goodwill at July 1, 2007	$125,786	$398,821	$6,500	$531,107

(1)	Goodwill adjustments relate primarily to purchase price allocation changes associated with the Taut and Ecotrans acquisitions (see Note 3) and the purchase of shares from minority shareholders of a subsidiary in the Company’s Medical Segment.

Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	July 1,	December 31,	July 1,	December 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Customer lists	$88,414	$84,593	$23,883	$20,246
Intellectual property	79,969	68,476	31,617	28,388
Distribution rights	37,106	36,266	20,025	19,124
Trade names	95,949	90,252	67	—

	$301,438	$279,587	$75,592	$67,758

Amortization expense related to intangible assets was approximately $3.7 million and $6.9 million for the three and six months ended July 1, 2007, respectively, and approximately $3.2 million and $6.7 million for the three

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and six months ended June 25, 2006, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2007	$14,400
2008	14,800
2009	14,500
2010	14,200
2011	13,800

Note 7 —	Comprehensive income

The following table summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
	(Dollars in thousands)

Net income	$93,861	$36,639	$138,135	$65,745
Net unrealized gains on qualifying cash flow hedges	1,544	973	2,407	1,980
Pension curtailment	1,484	—	1,484	—
Cumulative translation adjustment	9,829	18,748	14,587	28,230

Comprehensive income	$106,718	$56,360	$156,613	$95,955

Note 8 —	Changes in shareholders’ equity

Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months		Six Months
	Ended		Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
	(Shares in thousands)

Common shares, beginning of period	41,450	41,206	41,364	41,123
Shares issued under compensation plans	244	76	330	159

Common shares, end of period	41,694	41,282	41,694	41,282

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the program may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. Through July 1, 2007, no shares have been purchased under this plan.

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

	Three Months		Six Months
	Ended		Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
	(Shares in thousands)

Basic	39,221	40,244	39,126	40,295
Dilutive shares assumed issued	457	251	414	282

Diluted	39,678	40,495	39,540	40,577

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 326 thousand and 560 thousand for the three and six months ended July 1, 2007, respectively, and 263 thousand and 237 thousand for the three and six months ended June 25, 2006, respectively.

Note 9 —	Stock compensation plans

The Company has a stock-based compensation plan that provides for the granting of incentive and non-qualified options and restricted stock units to directors, officers and key employees. Under the plan, the Company is authorized to issue up to 4 million shares of common stock, provided, that only up to 800,000 of those shares may be issued as restricted shares. Options granted under the plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. Outstanding restricted stock units generally vest in two to three years.

During the first six months of 2007, the Company granted incentive and non-qualified options to purchase 324,694 shares of common stock and granted restricted stock units representing 92,042 shares of common stock.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	July 1,	June 25,	July 1,	June 25,	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$996	$1,155	$106	$67	$1,992	$2,041	$212	$143
Interest cost	3,177	3,804	415	344	6,354	6,716	830	742
Expected return on plan assets	(3,411)	(4,326)	—	—	(6,822)	(7,449)	—	—
Net amortization and deferral	682	446	282	230	1,364	1,006	564	495

Net benefit cost	$1,444	$1,079	$803	$641	$2,888	$2,314	$1,606	$1,380

Note 11 —	Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the six months ended July 1, 2007 (dollars in thousands):

Balance — December 31, 2006	$14,058
Accruals for warranties issued in 2007	6,047
Settlements (cash and in kind)	(5,822)
Accruals related to pre-existing warranties	614
Effect of translation	674

Balance — July 1, 2007	$15,571

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $3.6 million at July 1, 2007. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At July 1, 2007, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy the obligations of the Company. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, approximately $39.7 million and $40.1 million of accounts receivable and the related

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet at July 1, 2007 and December 31, 2006, respectively.

Environmental:  The Company is subject to contingencies as a result of environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), often referred to as Superfund, the U.S. Resource Conservation and Recovery Act (“RCRA”) and similar state laws. These laws require the Company to undertake certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At July 1, 2007, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $7.8 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of July 1, 2007. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

Uncertain tax positions:  The total amount of unrecognized tax benefits as of January 1, 2007, the date of adoption of FIN No. 48, is approximately $53.0 million. Of this amount, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $28.7 million. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits from its global operations in income tax expense. Accordingly, at January 1, 2007, approximately $6.2 million of accrued interest and penalties is included as a component of the total unrecognized tax benefit recorded on the condensed consolidated balance sheet. During the six months ended July 1, 2007, the Company recognized approximately $1.4 million in potential interest associated with unrecognized tax benefits.

The taxable years that remain subject to examination by major tax jurisdictions are as follows:

	Beginning	Ending

United States	2000	2006
Canada	2002	2006
France	2000	2006
Germany	1998	2006
Italy	2000	2006
Malaysia	2000	2006
Sweden	2000	2006
United Kingdom	2004	2006

As a result of the outcome of ongoing or future examinations, or due to the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at July 1, 2007. Based on the status of various

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examinations by the relevant federal, state and foreign tax authorities, the Company anticipates that certain examinations may be concluded within twelve months of the reporting date of the Company’s condensed consolidated financial statements, the most significant of which are in Germany. Management does not anticipate the resolution of such examinations or the impact of the expiration of statutes of limitation for certain jurisdictions will have a material impact on previously recorded unrecognized tax benefits.

Other:  The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Note 12 —	Business segment information

Information about continuing operations by business segment is as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
		(Dollars in thousands)

Segment data:
Commercial	$345,943	$337,167	$676,139	$641,694
Medical	226,428	217,761	453,317	420,882
Aerospace	107,347	95,256	217,604	187,491

Revenues	679,718	650,184	1,347,060	1,250,067

Commercial	23,563	24,982	43,647	45,335
Medical	43,218	37,335	91,827	67,596
Aerospace	12,044	8,116	24,630	17,209

Segment operating profit	78,825	70,433	160,104	130,140
Less: Corporate expenses	10,274	6,750	20,472	13,970

Total operating profit(1)	68,551	63,683	139,632	116,170
Net loss on sales of assets	2,121	1,828	1,328	1,185
Restructuring and impairment charges	1,119	8,475	1,601	12,968
Minority interest	(7,253)	(5,935)	(14,736)	(11,588)

Income from continuing operations before interest, taxes and minority interest	$72,564	$59,315	$151,439	$113,605

(1)	Segment operating profit includes a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, gain on sales of assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

Note 13 —	Discontinued operations and assets held for sale

On June 29, 2007, the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in its Aerospace Segment for approximately $135.0 million, and recognized a gain of approximately $48.8 million, net of taxes of approximately $26.7 million. For financial statement purposes, the results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

Revenues of discontinued operations were approximately $34.2 million and $33.7 million for the three months ended July 1, 2007 and June 25, 2006, respectively, and approximately $68.4 million and $67.2 million for the six months ended July 1, 2007 and June 25, 2006, respectively. Operating income from discontinued operations was approximately $2.5 million for both the three months ended July 1, 2007 and June 25, 2006, respectively, and approximately $5.3 million and $5.0 million for the six months ended July 1, 2007 and June 25, 2006, respectively.

During the first six months of 2007 and 2006 the Company disposed of assets that met the criteria for held for sale classification, and recognized gains of approximately $0.8 million and $0.6 million in 2007 and 2006, respectively.

For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Assets held for sale are comprised of the following:

	July 1,	December 31,
	2007	2006
	(Dollars in thousands)

Assets held for sale:
Property, plant and equipment	$2,766	$10,185

Total assets held for sale	$2,766	$10,185

Note 14 —	Subsequent event

On July 20, 2007, the Company signed a definitive agreement to acquire Arrow International, Inc. (“Arrow”) for approximately $2 billion in cash. Arrow is a global provider of catheter-based access and therapeutic products for critical and cardiac care. Consummation of the transaction is subject to certain closing conditions, including the approval of Arrow shareholders, regulatory approvals and other customary closing conditions. It is anticipated that the transaction will close by the fourth calendar quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Overview

We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. Our internal growth initiatives include the development of new products, moving existing products into adjacent markets and expanding market share. Our core revenue was essentially flat in the second quarter of 2007 as compared to the same period in 2006, excluding the impacts of currency, acquisitions and divestitures, due mainly to volume and pricing pressures in the Automotive business, product phase-outs and lower volumes of surgical devices in the North American Medical Segment, which offset the strong core revenue growth in our Aerospace Segment.

Segment operating profit increased 11.9% in the second quarter of 2007 compared to the same period in 2006. This increase was due primarily to higher sales volume and cost and productivity improvements in our Aerospace Segment, the correction of operational inefficiencies in our Medical Segment that occurred in the first half of 2006 and the benefits of restructuring actions taken in 2006, partially offset by declining profit in the Commercial Segment resulting from market conditions.

On June 29, 2007, the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in its Aerospace Segment for $135.0 million, and recognized a gain of $48.8 million, net of taxes of $26.7 million. For the first six months of 2007 and the comparable period of 2006, the TAMG business has been presented in our condensed consolidated financial statements as a discontinued operation.

On July 20, 2007, the Company signed a definitive agreement to acquire Arrow International, Inc. (“Arrow”) for approximately $2 billion in cash. The Company has committed bank financing and will evaluate a permanent financing structure that may include a combination of bank debt, convertible debt and private placement notes which will increase our indebtedness by approximately $1.8 billion. Arrow is a global provider of catheter-based access and therapeutic products for critical and cardiac care. Consummation of the transaction is subject to certain closing conditions, including the approval of Arrow shareholders, regulatory approvals and other customary closing conditions. It is anticipated that the transaction will close by the fourth calendar quarter of 2007.

Furthermore, we are continuing to redefine our portfolio to focus on those businesses that best provide future value for customers and shareholders. To assist us in this effort, we have engaged Goldman Sachs & Co. to evaluate strategic alternatives for businesses in our Commercial Segment.

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

Comparison of the three and six months ended July 1, 2007 and June 25, 2006

Revenues increased 4.5% in the second quarter of 2007 to $679.7 million from $650.2 million in the second quarter of 2006. This increase was due entirely to currency movements and acquisitions. Revenues increased 7.8% in the first six months of 2007 to $1.35 billion from $1.25 billion in the first six months of 2006. This increase was due to an increase of 4% from core growth, 3% from currency movements and 1% from acquisitions. The Commercial, Medical and Aerospace segments comprised 51%, 33% and 16% of our revenues, respectively, for both the second quarter and first six months of 2007.

Gross profit as a percentage of revenues improved to 31.3% in the second quarter of 2007 from 30.3% in the second quarter of 2006. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 19.9% for the first six months of 2007 and 2006, respectively, however they were 20.2% of revenues in the second quarter of 2007 compared to 19.6% during the same period of a year ago. Higher operating expenses were primarily attributable to engineering costs in connection with new automotive and marine platforms, startup costs of a European Shared Services center, quality assurance investments made in the Medical Segment and higher Corporate expenses during the second quarter of 2007.

Interest expense declined in the second quarter and first six months of 2007 principally as a result of lower debt balances. Interest income increased in the second quarter and first six months of 2007 primarily due to higher amounts of invested funds. The effective income tax rate was 22.6% and 25.8% in the second quarter and first six months of 2007, respectively, compared with 20.2% and 23.7% in the second quarter and first six months of 2006, respectively. The lower effective tax rate in the second quarter of 2006, reflected a correction of $6.4 million related to tax balance sheet accounts that were incorrectly stated as a result of discrete errors in our tax accounting analyses and computations in prior periods. Minority interest in consolidated subsidiaries increased $1.3 million and $3.1 million in the second quarter and first six months of 2007, respectively, due to increased profits from consolidated entities that are not wholly-owned. Income from continuing operations for the second quarter of 2007 was $43.0 million, an increase of 26.5% from the second quarter of 2006. Income from continuing operations for the first six months of 2007 was $86.1 million, an increase of 39.9% from the first six months of 2006. Diluted earnings per share from continuing operations increased 28.6% to $1.08 for the second quarter of 2007 and increased 43.4% to $2.18 for the first six months of 2007.

We adopted the provisions of FASB Interpretation, or FIN, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. In connection with our adoption of the provisions of FIN No. 48, we recognized a charge of approximately $13.2 million to retained earnings.

For additional information regarding more complete discussion of our uncertain tax positions, see Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In June 2006, we began certain restructuring initiatives that affect all three of our operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of our facilities in

Europe and North America. We have determined to undertake these initiatives as a means to improving operating performance and to better leverage our existing resources. The charges, including changes in estimates, associated with the 2006 restructuring program that are included in restructuring and impairment charges during the second quarter of 2007 and 2006 totaled $0.9 million and $1.8 million, respectively. As of July 1, 2007, we expect to incur future restructuring costs associated with our 2006 restructuring program of between $4.2 million and $5.8 million in our Commercial, Medical and Aerospace segments during 2007.

During the first quarter of 2006, we began a restructuring activity in our Aerospace Segment. The actions related to the closure of a manufacturing facility, termination of employees and relocation of operations. The charges, including changes in estimates, associated with this activity that are included in restructuring and impairment charges during the second quarter of 2007 and 2006 totaled $0 and $0.1 million, respectively. The charges, including changes in estimates, associated with this activity that are included in restructuring and impairment charges during the first six months of 2007 and 2006 totaled $0 and $0.3 million, respectively. We do not expect to incur any additional restructuring costs associated with this activity.

During the fourth quarter of 2004, we announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The actions have included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring and impairment charges during the second quarter and first six months of 2007 totaled $0.2 million and $0.6 million, respectively, and were attributable to our Medical Segment. As of July 1, 2007, we expect to incur future restructuring costs associated with our 2004 restructuring and divestiture program of between $0.1 million and $0.2 million in our Medical Segment during 2007.

For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Segment Reviews

	Three Months Ended			Six Months Ended
	July 1,	June 25,	% Increase/	July 1,	June 25,	% Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)

Segment data:
Commercial	$345,943	$337,167	2.6	$676,139	$641,694	5.4
Medical	226,428	217,761	4.0	453,317	420,882	7.7
Aerospace	107,347	95,256	12.7	217,604	187,491	16.1

Revenues	$679,718	$650,184	4.5	$1,347,060	$1,250,067	7.8

Commercial	$23,563	$24,982	(5.7)	$43,647	$45,335	(3.7)
Medical	43,218	37,335	15.8	91,827	67,596	35.8
Aerospace	12,044	8,116	48.4	24,630	17,209	43.1

Operating profit	$78,825	$70,433	11.9	$160,104	$130,140	23.0

The following is a discussion of our segment operating results.

Comparison of the three and six months ended July 1, 2007 and June 25, 2006

Commercial

Commercial Segment revenues grew approximately 3% in the second quarter to $345.9 million, from $337.2 million in the same period last year. Foreign currency fluctuations contributed 4% of this growth, acquisitions contributed another 1%, while core growth declined 2%. The reduction in core revenues was primarily the result of the company’s phase-out of products for certain automotive platforms, as well as negative comparables for certain industrial markets that benefited from the post-hurricane rebuilding of the U.S. Gulf Coast region in early 2006. For the six month period, Commercial Segment revenues grew approximately 5%, from $641.7 million to $676.1 million. Currency changes contributed 3% and acquisitions contributed 1% of this growth. Core growth of 1% was a result of new program and product launches as well as increased sales of auxiliary power units and new program launches for international truck and bus markets, offset by the previously-mentioned exit of certain product lines in the second quarter.

Operating profit in the Commercial Segment declined during the second quarter compared to the same period of a year ago principally due to the lower volumes and customer price reductions for automotive products, as well as by material cost increases in the marine market. Operating profit as a percent of revenues declined to 6.8% in the second quarter of 2007 from 7.4% in the second quarter of 2006 and declined to 6.5% in the first six months of 2007 from 7.1% in the first six months of 2006.

Medical

Medical Segment revenues grew 4% in the second quarter to $226.4 million, from $217.8 million in the same period last year. Second quarter growth was driven by acquisitions completed early in the year, as well as the positive impact of foreign currency movements which was partially offset by core revenue decline of approximately 2%. The decline in core revenues during the quarter was due to a reduction in market activity for orthopedic instruments sold to medical device manufacturers, the phase-out of smaller product lines in North American surgical and OEM markets and slower sales of surgical instruments to hospitals in North America. For the first six months of 2007, Medical Segment revenues grew approximately 8% to $453.3 million, from $420.9 million in the same period last year. Acquisitions contributed 2% of this growth, while foreign currency fluctuations contributed an additional 4%. Core revenue growth of 2% was driven by increased sales of disposable medical products in respiratory care, anesthesia, and urology for international hospital markets, offset by the above-mentioned factors that negatively impacted second quarter core growth.

Operating profit growth in the Medical Segment during the second quarter benefited from currency movements, the impact of acquisitions, and improved operational efficiencies resulting from cost and productivity improvements implemented during the second half of 2006, which more than offset the impact during the quarter of costs associated with the closure of a facility and acquisition related costs. Operating profit as a percent of revenues increased to 19.1% in the second quarter of 2007 from 17.1% in the second quarter of 2006 and increased to 20.3% in the first six months of 2007 from 16.1% in the first six months of 2006.

Aerospace

Aerospace Segment revenues grew 13% in the second quarter of 2007 to $107.3 million, from $95.3 million in the same period last year. All of the aerospace businesses contributed to strong core growth of 11%, while currency changes contributed an additional 2% of revenues. For the first six months of 2007, Aerospace Segment revenues grew 16% to $217.6 million, from $187.5 million in the same period last year, as a result of new business and strong end markets.

The increase in Aerospace operating profit for the second quarter of 2007 as well as for the first six months of 2007 was driven primarily by the higher sales volumes, cost and productivity improvements and increased sales of higher-margin aftermarket parts. Operating profit as a percent of revenues increased to 11.2% in the second quarter of 2007 from 8.5% in the second quarter of 2006 and increased to 11.3% in the first six months of 2007 from 9.2% in the first six months of 2006.

Liquidity and Capital Resources

Operating activities from continuing operations provided net cash of $134.3 million during the first six months of 2007. Changes in our operating assets and liabilities during the first six months of 2007, the most significant of which was an increase in accounts receivable, resulted in a net cash outflow of $14.9 million. Our financing activities from continuing operations during the first six months of 2007 consisted primarily of proceeds from long-term borrowings of $20.0 million, decreases in long-term borrowings and notes payable and current borrowings of $29.2 million, proceeds from stock compensation plans of $20.5 million and payment of dividends of $23.7 million.

Our investing activities from continuing operations during the first six months of 2007 consisted primarily of capital expenditures of $24.6 million, payments for businesses acquired and investments in affiliates of $49.6 million, proceeds from the sale of businesses and assets of $143.3 million. Net cash provided by discontinued operations was $1.0 million in the first six months of 2007.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $39.7 million and $40.1 million of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet at July 1, 2007 and December 31, 2006, respectively.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the program may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. Through July 1, 2007, no shares have been purchased under this plan.

The following table provides our net debt to total capital ratio:

	July 1,	December 31,
	2007	2006
	(Dollars in thousands)

Net debt includes:
Current borrowings	$25,867	$31,022
Long-term borrowings	486,085	487,370

Total debt	511,952	518,392
Less: Cash and cash equivalents	444,668	248,409

Net debt	$67,284	$269,983

Total capital includes:
Net debt	$67,284	$269,983
Shareholders’ equity	1,330,788	1,189,421

Total capital	$1,398,072	$1,459,404

Percent of net debt to total capital	4.8%	18.5%

The decline in our percent of net debt to total capital for July 1, 2007 as compared to December 31, 2006 is primarily due to the proceeds received from the sale of TAMG in June 2007 and cash generated from operations.

We believe that our cash flow from operations and our ability to access additional funds through existing and new credit facilities will enable us to fund our operating requirements, capital expenditures and acquisition opportunities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the quarter ended July 1, 2007. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Item 1A.  Risk Factors

There have been no significant changes in risk factors for the quarter ended July 1, 2007. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the program may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. Through July 1, 2007, no shares have been purchased under this plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2007 Annual Meeting of Stockholders held on May 4, 2007, the Company’s stockholders voted on:

•	the election of three directors of the Company to serve for a term of three years or until their successors have been elected and qualified;

•	a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 100 million to 200 million shares; and

•	a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

With respect to the election of directors, the Company’s stockholders elected each of Patricia C. Barron, Jeffrey A. Graves and James W. Zug to the Company’s Board of Directors to serve a three-year term expiring in 2010. The number of votes cast for or withheld with respect to each nominee is set forth below:

Name	For	Withheld

Patricia C. Barron	35,756,519	400,143

Jeffrey A. Graves	35,688,265	468,397

James W. Zug	35,741,003	415,659

The directors of the Company comprising the other two classes of the Board are William R. Cook, George Babich, Jr., Benson F. Smith and John J. Sickler, whose terms expire in 2008, and Jeffrey P. Black, Sigismundus W.W. Lubsen, Judith M. von Seldeneck and Harold L. Yoh III, whose terms expire in 2009.

With respect to the remaining proposals, the Company’s stockholders approved the proposed amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock of the Company and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year. The number of votes cast for or against, the number of abstentions and the number of broker non-votes with respect to each proposal is set forth below:

Proposal	For	Against	Abstain	Broker Non-Votes

Amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock	25,868,046	10,203,569	85,047	—

Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year	36,027,479	91,019	38,164	—

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) under the Securities Exchange Act of 1934.
32.2	—	Certification of Chief Financial Officer, Pursuant to Rule 13a — 14(b) under the Securities Exchange Act of 1934.

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

Dated: July 31, 2007