Form 10-Q
period 2007-09-30
TELEFLEX INC
filed 2007-11-01
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐               No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of October 22, 2007:

Common Stock, $1.00 Par Value	39,497,040
(Title of each class)	(Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except per share)

Revenues	$656,064	$605,525	$2,003,124	$1,855,592
Materials, labor and other product costs	462,325	424,907	1,387,187	1,299,075

Gross profit	193,739	180,618	615,937	556,517
Selling, engineering and administrative expenses	126,774	112,930	394,604	361,071
Net (gain) loss on sales of assets	(207)	(453)	1,121	732
Restructuring and impairment charges	5,398	3,275	6,999	16,243

Income from continuing operations before interest, taxes and minority interest	61,774	64,866	213,213	178,471
Interest expense	10,117	10,283	29,147	31,158
Interest income	(4,871)	(1,742)	(8,301)	(4,877)

Income from continuing operations before taxes and minority interest	56,528	56,325	192,367	152,190
Taxes on income from continuing operations	105,687	15,002	140,708	37,755

(Loss) income from continuing operations before minority interest	(49,159)	41,323	51,659	114,435
Minority interest in consolidated subsidiaries, net of tax	7,680	6,627	22,416	18,215

(Loss) income from continuing operations	(56,839)	34,696	29,243	96,220

Operating (loss) income from discontinued operations (including (loss) gain on disposal of $(275), $(401), $75,215 and $663, respectively)	(275)	1,972	80,485	8,001
Taxes on (loss) income from discontinued operations	(78)	702	28,629	2,510

(Loss) income from discontinued operations	(197)	1,270	51,856	5,491

Net (loss) income	$(57,036)	$35,966	$81,099	$101,711

Earnings (loss) per share:
Basic:
(Loss) income from continuing operations	$(1.44)	$0.88	$0.75	$2.40
(Loss) income from discontinued operations	$(0.01)	$0.03	$1.32	$0.14

Net (loss) income	$(1.45)	$0.91	$2.07	$2.54

Diluted:
(Loss) income from continuing operations	$(1.44)	$0.88	$0.74	$2.39
(Loss) income from discontinued operations	$(0.01)	$0.03	$1.31	$0.14

Net (loss) income	$(1.45)	$0.91	$2.05	$2.53

Dividends per share	$0.32	$0.285	$0.925	$0.820
Weighted average common shares outstanding:
Basic	39,368	39,465	39,207	40,019
Diluted	39,368	39,566	39,638	40,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$497,724	$248,409
Accounts receivable, net	396,481	376,404
Inventories	420,807	415,879
Prepaid expenses	23,210	27,689
Deferred tax assets	66,842	60,963
Assets held for sale	2,760	10,185

Total current assets	1,407,824	1,139,529
Property, plant and equipment, net	388,577	422,178
Goodwill	534,208	514,006
Intangibles and other assets	285,514	259,229
Investments in affiliates	28,072	23,076
Deferred tax assets	4,608	3,419

Total assets	$2,648,803	$2,361,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$80,562	$31,022
Accounts payable	214,707	210,890
Accrued expenses	112,154	115,657
Payroll and benefit-related liabilities	85,766	74,407
Income taxes payable	50,203	16,125
Deferred tax liabilities	1,099	164

Total current liabilities	544,491	448,265
Long-term borrowings	455,878	487,370
Deferred tax liabilities	130,005	25,272
Pension and postretirement benefit liabilities	87,111	97,191
Other liabilities	96,317	71,861

Total liabilities	1,313,802	1,129,959
Minority interest in equity of consolidated subsidiaries	44,941	42,057
Commitments and contingencies
Shareholders’ equity	1,290,060	1,189,421

Total liabilities and shareholders’ equity	$2,648,803	$2,361,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 24,
	2007	2006
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$81,099	$101,711
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(51,856)	(5,491)
Depreciation expense	55,497	56,814
Amortization expense of intangible assets	11,096	10,037
Amortization expense of deferred financing costs	838	963
Stock-based compensation	6,404	5,100
Net loss on sales of assets	1,121	732
Impairment of long-lived assets	4,118	5,230
Minority interest in consolidated subsidiaries	22,416	18,215
Other	(2,291)	592
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,150)	29,054
Inventories	(3,187)	(7,962)
Prepaid expenses	(8,111)	(4,718)
Accounts payable and accrued expenses	10,399	(4,741)
Income taxes payable and deferred income taxes	105,649	(5,159)

Net cash provided by operating activities from continuing operations	208,042	200,377

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	49,203	—
Reduction in long-term borrowings	(30,689)	(33,402)
Decrease in notes payable and current borrowings	(7,272)	(60,789)
Proceeds from stock compensation plans	23,167	8,939
Payments to minority interest shareholders	(21,259)	(618)
Purchases of treasury stock	—	(93,552)
Dividends	(36,321)	(33,006)

Net cash used in financing activities from continuing operations	(23,171)	(212,428)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(37,109)	(39,568)
Payments for businesses acquired	(43,689)	(4,334)
Proceeds from sales of businesses and assets	142,303	3,643
(Investments in) proceeds from affiliates	(5,439)	3,002
Working capital payment for divested business	—	(6,029)

Net cash provided by (used in) investing activities from continuing operations	56,066	(43,286)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	5,607	14,175
Net cash used in investing activities	(4,632)	(2,868)

Net cash provided by discontinued operations	975	11,307

Effect of exchange rate changes on cash and cash equivalents	7,403	6,919

Net increase (decrease) in cash and cash equivalents	249,315	(37,111)
Cash and cash equivalents at the beginning of the period	248,409	239,536

Cash and cash equivalents at the end of the period	$497,724	$202,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Basis of presentation

Teleflex Incorporated (the “Company”) is a diversified company specializing in the design, manufacture and distribution of specialty-engineered products. The Company serves a wide range of customers in niche segments of the commercial, medical and aerospace industries. The Company’s products include: driver controls, motion controls, power and vehicle management systems and fluid management systems for commercial industries; disposable medical products, surgical instruments, medical devices and specialty devices for hospitals and health-care providers; and repair products and services and cargo-handling systems for commercial aviation.

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

This quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006 presented in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2007.

During the third quarter of 2007, the Company recorded adjustments to correct its financial statements. These adjustments increased the loss from continuing operations by $2.9 million. Based on the Company’s analysis of these matters, the Company has concluded that these matters were not material on a quantitative or qualitative basis to the current period or any previously filed financial information.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Option:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless an event specified in SFAS No. 159 occurs that results in a new election date. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on the Company’s financial position, results of operations and cash flows.

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

Acquisition of Ecotrans Technologies, Inc.

On November 30, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of Ecotrans Technologies, Inc. (“Ecotrans”), a supplier of locomotive anti-idling and emissions reduction solutions for the railroad industry, for approximately $10.1 million. During the first nine months of 2007, the Company finalized the purchase price allocation and recognized an additional $1.0 million of goodwill. The results for Ecotrans are included in the Company’s Commercial Segment.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Restructuring

The amounts recognized in restructuring and impairment charges for the three months and nine months ended September 30, 2007 and September 24, 2006 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
	(Dollars in thousands)

2006 restructuring program	$1,568	$825	$2,567	$2,648
Aerospace Segment restructuring activity	—	307	(3)	613
2004 restructuring and divestiture program	73	2,143	678	9,114
Impairment charges	3,757	—	3,757	3,868

	$5,398	$3,275	$6,999	$16,243

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

For the three months and nine months ended September 30, 2007, the charges, including changes in estimates, associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended September 30, 2007
	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$203	$61	$50	$314
Contract termination costs	—	320	48	368
Asset impairments	—	—	361	361
Other restructuring costs	515	10	—	525

	$718	$391	$459	$1,568

	Nine Months Ended September 30, 2007
	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$203	$775	$129	$1,107
Contract termination costs	—	411	48	459
Asset impairments	—	—	361	361
Other restructuring costs	595	45	—	640

	$798	$1,231	$538	$2,567

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and the nine months ended September 24, 2006, the charges associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended September 24, 2006
	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$—	$155	$650	$805
Other restructuring costs	—	20	—	20

	$—	$175	$650	$825

	Nine Months Ended September 24, 2006
	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$485	$1,419	$650	$2,554
Other restructuring costs	—	94	—	94

	$485	$1,513	$650	$2,648

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities. Asset impairments relate to leasehold improvements associated with the closure of a facility. Other restructuring costs include expenses primarily related to the consolidation of operations and the reorganization of administrative functions.

At September 30, 2007, the accrued liability associated with the 2006 restructuring program consisted of the following and, except for contract termination costs, management expects these will be paid within one year:

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		September 30,
	2006	Estimates	Payments	2007
	(Dollars in thousands)

Termination benefits	$3,406	$1,107	$(3,016)	$1,497
Contract termination costs	95	459	(158)	396
Asset impairments	—	361	(361)	—
Other restructuring costs	4	640	(644)	—

	$3,505	$2,567	$(4,179)	$1,893

As of September 30, 2007, the Company expects to incur the following future restructuring costs associated with the 2006 restructuring program in its Commercial, Medical and Aerospace segments through the second quarter of 2008:

	Commercial	Medical	Aerospace
(Dollars in thousands)

Termination benefits	$1,300 - 1,600	$1,100 - 1,500	$200 - 300
Contract termination costs	—	—	50 - 100
Other restructuring costs	—	50 - 100	250 - 400

	$1,300 - 1,600	$1,150 - 1,600	$500 - 800

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aerospace Segment Restructuring Activity

During the first quarter of 2006, the Company began a restructuring activity in its Aerospace Segment. The actions related to the closure of a manufacturing facility, termination of employees and relocation of operations. Actions under this program are complete and there are no accrued liabilities at September 30, 2007.

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

For the three and nine months ended September 30, 2007 and September 24, 2006, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program were incurred by the Company’s Medical Segment and are included in restructuring and impairment charges as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
	(Dollars in thousands)

Termination benefits	$(34)	$68	$(34)	$(20)
Contract termination costs	—	221	—	954
Asset impairments	—	—	—	927
Other restructuring costs	107	1,854	712	7,253

	$73	$2,143	$678	$9,114

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

At September 30, 2007, the accrued liability associated with the 2004 restructuring and divestiture program consisted of the following and, except for contract termination costs, management expects these will be paid within one year:

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		September 30,
	2006	Estimates	Payments	2007
	(Dollars in thousands)

Termination benefits	$204	$(34)	$(106)	$64
Contract termination costs	1,952	—	(619)	1,333
Other restructuring costs	99	712	(811)	—

	$2,255	$678	$(1,536)	$1,397

As of September 30, 2007, the Company does not expect to incur additional restructuring expenses associated with the 2004 restructuring and divestiture program.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment Charges

During October of 2007, the Company signed a letter of intent to sell its ownership interest in one of its variable interest entities. Based on the agreed selling price, the Company determined that the carrying value of the entity’s long-lived assets was impaired and recorded a charge of approximately $3.8 million which is included in restructuring and impairment charges in 2007. During the second quarter of 2006, the Company determined that an investment in a nonconsolidated affiliate was impaired and recorded a charge of approximately $3.9 million, which is included in restructuring and impairment charges in 2006.

Note 5 —	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Raw materials	$217,889	$214,440
Work-in-process	50,335	65,058
Finished goods	201,903	182,954

	470,127	462,452
Less: Inventory reserve	(49,320)	(46,573)

Inventories	$420,807	$415,879

Note 6 —	Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2007 are as follows:

	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Goodwill at December 31, 2006	$114,878	$391,830	$7,298	$514,006
Acquisitions	5,565	7,834	—	13,399
Dispositions	—	—	(981)	(981)
Impairment charges	(2,448)	—	—	(2,448)
Adjustments(1)	963	(2,189)	—	(1,226)
Translation adjustment	9,101	2,357	—	11,458

Goodwill at September 30, 2007	$128,059	$399,832	$6,317	$534,208

(1)	Goodwill adjustments relate primarily to purchase price allocation changes associated with the Taut and Ecotrans acquisitions (see Note 3) and the purchase of shares from minority shareholders of a subsidiary in the Company’s Medical Segment.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
		(Dollars in thousands)

Customer lists	$89,183	$84,593	$25,613	$20,246
Intellectual property	81,180	68,476	33,554	28,388
Distribution rights	37,345	36,266	21,052	19,124
Trade names	96,771	90,252	222	—

	$304,479	$279,587	$80,441	$67,758

Amortization expense related to intangible assets was approximately $3.9 million and $10.8 million for the three and nine months ended September 30, 2007, respectively, and approximately $3.4 million and $10.0 million for the three and nine months ended September 24, 2006, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2007	$14,700
2008	15,000
2009	14,800
2010	14,200
2011	13,600

Note 7 —	Comprehensive income

The following table summarizes the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
	(Dollars in thousands)

Net (loss) income	$(57,036)	$35,966	$81,099	$101,711
Net unrealized (loss) gains on qualifying cash flow hedges	(865)	(300)	1,542	1,680
Pension obligation amortization	514	—	1,734	—
Pension curtailment	—	—	1,484	—
Cumulative translation adjustment	23,171	2,632	37,758	30,862

Comprehensive (loss) income	$(34,216)	$38,298	$123,617	$134,253

Note 8 —	Changes in shareholders’ equity

Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
	(Shares in thousands)

Common shares, beginning of period	41,694	41,282	41,364	41,123
Shares issued under compensation plans	92	21	422	180

Common shares, end of period	41,786	41,303	41,786	41,303

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the program may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this program. Through September 30, 2007, no shares have been purchased under this plan.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
	(Shares in thousands)

Basic	39,368	39,465	39,207	40,019
Dilutive shares assumed issued	—	101	431	222

Diluted	39,368	39,566	39,638	40,241

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 666 thousand and 442 thousand for the three and nine months ended September 30, 2007, respectively, and 693 thousand and 389 thousand for the three and nine months ended September 24, 2006, respectively.

Note 9 —	Stock compensation plans

The Company has a stock-based compensation plan that provides for the granting of incentive and non-qualified options and restricted stock units to directors, officers and key employees. Under the plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. Outstanding restricted stock units generally vest in two to three years.

During the first nine months of 2007, the Company granted incentive and non-qualified options to purchase 329,694 shares of common stock and granted restricted stock units representing 92,839 shares of common stock.

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

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$464	$1,024	$106	$77	$2,456	$3,065	$318	$220
Interest cost	1,394	3,358	415	398	7,748	10,074	1,246	1,140
Expected return on plan assets	(1,222)	(3,690)	—	—	(8,044)	(11,139)	—	—
Net amortization and deferral	272	486	282	266	1,636	1,492	845	761

Net benefit cost	$908	$1,178	$803	$741	$3,796	$3,492	$2,409	$2,121

Note 11 —	Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the nine months ended September 30, 2007 (dollars in thousands):

Balance — December 31, 2006	$14,058
Accruals for warranties issued in 2007	8,200
Settlements (cash and in kind)	(9,923)
Accruals related to pre-existing warranties	4,843
Effect of translation	1,409

Balance — September 30, 2007	$18,587

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $3.6 million at September 30, 2007. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At September 30, 2007, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy the obligations of the Company. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables and accordingly, approximately $39.7 million and $40.1 million of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet at September 30, 2007 and December 31, 2006, respectively.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 30, 2007, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $7.9 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of September 30, 2007. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

Regulatory matters:  On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA). The letter cites three site-specific warning letters issued by the FDA in 2005 and subsequent inspections performed from June 2005 to February 2007 at Arrow’s facilities in the United States. The letter expresses concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation, inspection and training procedures. It also advises that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues has been deficient. Limitations on pre-market approvals and certificates of foreign goods had previously been imposed on Arrow based on prior inspections and the corporate warning letter does not impose additional sanctions that are expected to have a material financial impact on the Company.

Arrow has been actively working to address the FDA’s findings and has been conducting a thorough review of its quality systems. Ongoing updates have been provided to the FDA outlining corrective and preventive actions. In connection with its acquisition of Arrow, completed on October 1, 2007, the Company has developed an integration plan that includes the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. The Company intends to promptly respond to the warning letter.

While we believe we can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes:  Taxes on income from continuing operations of $105.7 million during the third quarter of 2007 include discrete income tax charges incurred in anticipation of the Arrow acquisition. Specifically, in connection with funding the acquisition of Arrow, the Company (i) repatriated approximately $197.0 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions; and (ii) changed its position with respect to certain additional previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. These items resulted in a discrete income tax charge in the third quarter of 2007 of approximately $90.2 million.

Uncertain tax positions:  The total amount of unrecognized tax benefits as of January 1, 2007, the date of adoption of FIN No. 48, is approximately $53.0 million. Of this amount, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $28.7 million. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits from its global operations in income tax expense. Accordingly, at January 1, 2007, approximately $6.2 million of accrued interest and penalties is included as a component of the total unrecognized tax benefit recorded on the condensed consolidated balance sheet. During the nine months ended September 30, 2007, the Company recognized approximately $2.2 million in potential interest associated with unrecognized tax benefits.

The taxable years that remain subject to examination by major tax jurisdictions are as follows:

	Beginning	Ending

United States	2000	2006
Canada	2002	2006
France	2000	2006
Germany	1998	2006
Italy	2000	2006
Malaysia	2000	2006
Sweden	2000	2006
United Kingdom	2004	2006

As a result of the outcome of ongoing or future examinations, or due to the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at September 30, 2007. Based on the status of various examinations by the relevant federal, state and foreign tax authorities, the Company anticipates that certain examinations may be concluded within twelve months of the reporting date of the Company’s condensed consolidated financial statements, the most significant of which are in Germany. Management does not anticipate the resolution of such examinations or the impact of the expiration of statutes of limitation for certain jurisdictions will have a material impact on previously recorded unrecognized tax benefits.

Other:  The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. On average, such commitments are not at prices in excess of current market.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Business segment information

Information about continuing operations by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
	(Dollars in thousands)

Segment data:
Commercial	$314,492	$290,357	$990,631	$932,051
Medical	227,825	207,722	681,142	628,604
Aerospace	113,747	107,446	331,351	294,937

Revenues	656,064	605,525	2,003,124	1,855,592

Commercial	9,161	14,757	52,808	60,092
Medical	50,448	44,223	142,275	111,819
Aerospace	7,544	9,760	32,174	26,969

Segment operating profit(1)	67,153	68,740	227,257	198,880
Less: Corporate expenses	7,868	7,679	28,340	21,649

Total operating profit	59,285	61,061	198,917	177,231
Net (gain) loss on sales of assets	(207)	(453)	1,121	732
Restructuring and impairment charges	5,398	3,275	6,999	16,243
Minority interest	(7,680)	(6,627)	(22,416)	(18,215)

Income from continuing operations before interest, taxes and minority interest	$61,774	$64,866	$213,213	$178,471

(1)	Segment operating profit includes a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, (gain) loss on sales of assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

Note 13 —	Discontinued operations and assets held for sale

On June 29, 2007, the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in its Aerospace Segment for approximately $133.9 million, and recognized a gain of approximately $48.6 million, net of taxes of approximately $26.6 million. For financial statement purposes, the results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations.

Revenues of discontinued operations were $0 million and approximately $34.7 million for the three months ended September 30, 2007 and September 24, 2006, respectively, and approximately $68.4 million and $101.9 million for the nine months ended September 30, 2007 and September 24, 2006, respectively. Operating income from discontinued operations was $0 million and approximately $2.4 million for the three months ended September 30, 2007 and September 24, 2006, respectively, and approximately $5.3 million and $7.3 million for the nine months ended September 30, 2007 and September 24, 2006, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first nine months of 2007 and 2006 the Company disposed of assets that met the criteria for held for sale classification, and recognized gains of approximately $0.8 million and $1.1 million in 2007 and 2006, respectively.

Assets held for sale are comprised of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Assets held for sale:
Property, plant and equipment	$2,760	$10,185

Total assets held for sale	$2,760	$10,185

Note 14 —	Subsequent events

On October 1, 2007, the Company acquired all of the outstanding capital stock of Arrow International, Inc. (“Arrow”) for approximately $2.0 billion. Arrow is a global provider of catheter-based access and therapeutic products for critical and cardiac care. The transaction was financed with cash, borrowings under a new senior secured syndicated bank loan and proceeds received through the issuance of privately placed notes. The syndicated bank loan agreement includes a $1.4 billion term loan and a $400 million revolving line of credit, both of which carry initial interest rates of LIBOR + 150 basis points. The Company executed an interest rate swap for $600 million of the term loan from a floating rate to a fixed rate of 6.25%. The obligations under the bank loan agreement have been guaranteed by certain of the Company’s domestic subsidiaries and have been secured pursuant to a pledge of certain of the equity interests in the Company’s subsidiaries held by the Company and the subsidiary guarantors. In addition, the Company amended its existing private placement notes and issued $200 million in new private placement notes. The new notes were issued in series as follows: (i) $130,000,000 7.62% Series A Senior Notes due October 1, 2012; (ii) $40,000,000 7.94% Series B Senior Notes due October 1, 2014; and (iii) $30,000,000 Floating Rate Series C Senior Notes due October 1, 2012. The amended notes include the following: (i) $150,000,000 Series 2004-1 Tranche A Senior Notes due 2011; (ii) $100, 000,000 Series 2004-1 Tranche B Senior Notes due 2014; (iii) $100,000,000 Series 2004-1 Tranche C Senior Notes due 2016; and (iv) $50,000,000 Senior Notes due October 25, 2012. The interest rates payable on the amended notes were also modified in connection with the foregoing transactions. Effective October 1, 2007, (a) the 2004 Notes will bear interest on the outstanding principal amount at the following rates: (i) 7.66% in respect of the Series 2004-1 Tranche A Senior Notes due 2011; (ii) 8.14% in respect of the Series 2004-1 Tranche B Senior Notes due 2014; and (iii) 8.46% in respect of the Series 2004-1 Tranche C Senior Notes due 2016; and (b) the 2002 Notes will bear interest on the outstanding principal amount at the rate of 7.82% per annum. These initial rates will be reduced by 0.25% after the Company’s ratio of Consolidated Total Indebtedness to Consolidated Actual EBITDA (as those terms are defined in the amendments) is less than 3.50 to 1.00 for two consecutive quarters, and by an additional 0.75% after such ratio is less than 3.00 to 1.00 for two consecutive quarters. The existing private placement notes and new notes rank pari passu in right of repayment with the Company’s obligations under the bank loan agreement, are secured and guaranteed in the same manner as the obligations under the bank loan agreement and otherwise include terms that are substantially similar to those set forth in the bank loan agreement.

On October 14, 2007, the Company and Kongsberg Automotive Holding ASA (“Kongsberg”) entered into a Purchase Agreement (the “Purchase Agreement”) pursuant to which Kongsberg will acquire the Company’s business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “Business”) for $560 million in cash (the “Sale”). The purchase price is subject to possible upward or downward adjustment based on certain provisions in the Purchase Agreement relating to the working capital of the Business, measured at the closing date of the Sale. Completion of the Sale is subject to customary closing conditions. The Sale is not subject to any financing condition, and is expected to close by the end of 2007. The accompanying financial information includes the operations of the business as a component of continuing operations as the requirements for discontinued operations treatment were not met at September 30, 2007. Revenues for this business were $652 million and $614 million for the first nine months of 2007 and 2006, respectively.

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

Overview

We are focused on achieving consistent and sustainable growth through the continued development of our core businesses and carefully selected acquisitions. Our internal growth initiatives include the development of new products, moving existing products into adjacent markets and expanding market share. Our core revenue grew approximately 3% in the third quarter of 2007 as compared to the same period in 2006, excluding the impacts of currency, acquisitions and divestitures, reflecting core revenue growth in all three segments.

Segment operating profit declined, however, approximately 2% in the third quarter of 2007 compared to the same period in 2006. This decline was due primarily to provisions for warranty and other costs related to prior generation auxiliary power units sold to the North American truck market, increased engineering expense in advance of new product launches in businesses serving the marine, automotive and industrial markets, continued customer price reductions in automotive markets and increased commodity costs, production inefficiencies related to lower volume for cargo container and actuator products, which offset the effects of improved cost and operational efficiencies, higher volumes and improved sales mix in the Medical Segment.

On June 29, 2007, the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in its Aerospace Segment for $133.9 million, and recognized a gain of $48.6 million, net of taxes of $26.6 million. For the first nine months of 2007 and the comparable period of 2006, the TAMG business has been presented in our condensed consolidated financial statements as a discontinued operation.

On October 1, 2007, the Company acquired all of the outstanding capital stock of Arrow International, Inc. (“Arrow”) for approximately $2.0 billion including fees and expenses. Arrow is a leading global provider of catheter-based access and therapeutic products for critical and cardiac care. The transaction has been financed with cash, a senior secured syndicated bank loan and issuance of private placement notes. The syndicated bank loan agreement includes a $1.4 billion term loan and a $400 million revolving line of credit, both of which carry initial interest rates of LIBOR + 150 basis points. The company executed an interest rate swap for $600 million of the term loan from floating to a fixed rate of 6.25%. In addition, Teleflex amended its existing private placement notes and issued $200 million in new private placement notes with a blended interest rate of under 8% and terms substantially similar to the syndicated bank agreement. For additional information regarding the terms of our financing arrangements, including terms relating to interest rates, see Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As a result of this acquisition, the Company’s interest costs will increase significantly in the future due to an approximate $2.0 billion increase in its net debt. The Company will begin to report the results of Arrow in the fourth quarter of 2007.

On October 14, 2007, the Company and Kongsberg Automotive Holding ASA (“Kongsberg”) entered into a Purchase Agreement (the “Purchase Agreement”) pursuant to which Kongsberg will acquire the Company’s business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “Business”) for $560 million in cash (the “Sale”). The purchase price is subject to possible upward or downward adjustment based on certain provisions in the Purchase Agreement relating to the working capital of the Business, measured at the closing date of the Sale. Completion of the Sale is subject to customary closing conditions. The Sale is not subject to any financing condition, and is expected to close by the end of 2007.

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

Comparison of the three and nine months ended September 30, 2007 and September 24, 2006

Revenues increased approximately 8% in the third quarter of 2007 to $656.1 million from $605.5 million in the third quarter of 2006. This increase was due to core growth, currency movements and acquisitions of 3%, 3% and 2%, respectively. Revenues increased approximately 8% in the first nine months of 2007 to $2.0 billion from $1.86 billion in the first nine months of 2006. This increase was due to an increase of 3% from core growth, 3% from currency movements and 2% from acquisitions. The Commercial, Medical and Aerospace segments comprised 48%, 35% and 17% of our revenues, respectively, for the three months ended September 30, 2007 and comprised 49%, 34% and 17% of our revenues, respectively, for the first nine months of 2007.

Gross profit as a percentage of revenues declined to 29.5% in the third quarter of 2007 from 29.8% in the third quarter of 2006 largely due to approximately $4 million in provisions for warranty and other costs related to prior generation auxiliary power units sold to the North American truck market and to approximately $0.8 million of one-time purchase accounting adjustments in the Commercial Segment. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 19.7% for the first nine months of 2007 compared to 19.5% for the first nine months of 2006, and were 19.3% of revenues in the third quarter of 2007 compared to 18.6% during the same period of a year ago. Higher operating expenses were primarily attributable to engineering expense in advance of new product launches in businesses serving the marine, automotive and industrial markets, startup costs of a Medical Segment European Shared Services center, quality assurance investments made in the Medical Segment and the impact of acquisitions and currency movements.

Interest expense declined slightly in the third quarter and first nine months of 2007 principally as a result of lower debt balances. Interest income increased in the third quarter and first nine months of 2007 primarily due to higher amounts of invested funds. The higher effective tax rate for the three and nine months ending September 30, 2007, reflected discrete income tax charges incurred in anticipation of the Arrow acquisition. Specifically, in connection with funding the acquisition of Arrow, the Company (i) repatriated approximately $197.0 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions; and (ii) changed its position with respect to certain additional previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. These items resulted in a discrete income tax charge in the third quarter of 2007 of approximately $90.2 million. Also, the Company remeasured certain deferred tax assets and liabilities as a result of changes in enacted tax rates, resulting in the recognition of a tax benefit of approximately $2.8 million during the third quarter of 2007. Minority interest in consolidated subsidiaries increased $1.1 million and $4.2 million in the third quarter and first nine months of 2007, respectively, due to increased profits from consolidated entities that are not wholly-owned. Loss from continuing operations for the third quarter of 2007 was $56.8 million, compared to income from continuing operations of $34.7 million for the third quarter of 2006, reflecting the discrete charges to income tax expense in the third quarter of 2007. Income from continuing operations for the first nine months of 2007 was $29.2 million, a decrease of $67.0 million from the first nine months of 2006. Loss per share from continuing operations was ($1.44) in the third quarter of 2007 compared to diluted earnings per of $0.88 from the third quarter of 2006. Diluted earnings per share from continuing operations for the nine months ended September 30, 2007 was $0.74 a decrease of $1.65 from the comparable period last year.

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

For additional information regarding our uncertain tax positions, see Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In June 2006, we began certain restructuring initiatives that affect all three of our operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We have determined to undertake these initiatives as a means to improving operating performance and to better leverage our existing resources. The charges, including changes in estimates, associated with the 2006 restructuring program that are included in restructuring and impairment charges during the first nine months of both 2007 and 2006 approximated $2.6 million, respectively. As of September 30, 2007, we expect to incur future restructuring costs associated with our 2006 restructuring program of between $3.0 million and $4.0 million in our Commercial, Medical and Aerospace segments through the second quarter of 2008.

During the first quarter of 2006, we began a restructuring activity in our Aerospace Segment. The actions related to the closure of a manufacturing facility, termination of employees and relocation of operations. No charges associated with this activity were included in restructuring and impairment charges during the third quarter and first nine months of 2007. The charges, including changes in estimates, associated with this activity that are included in restructuring and impairment charges during the third quarter first nine months of 2006 totaled $0.3 million and $0.6 million, respectively. We do not expect to incur any additional restructuring costs associated with this activity.

For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Segment Reviews

	Three Months Ended			Nine Months Ended
	September 30,	September 24,	% Increase/	September 30,	September 24,	% Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)

Segment data:
Commercial	$314,492	$290,357	8	$990,631	$932,051	6
Medical	227,825	207,722	10	681,142	628,604	8
Aerospace	113,747	107,446	6	331,351	294,937	12

Revenues	$656,064	$605,525	8	$2,003,124	$1,855,592	8

Commercial	$9,161	$14,757	(38)	$52,808	$60,092	(12)
Medical	50,448	44,223	14	142,275	111,819	27
Aerospace	7,544	9,760	(23)	32,174	26,969	19

Operating profit	$67,153	$68,740	(2)	$227,257	$198,880	14

The percentage increases or (decreases) in revenues during the three and nine months ended September 30, 2007 compared to the respective periods ending September 24, 2006 were due to the following factors:

	% Increase/ (Decrease)
	Three Months Ended				Nine Months Ended
	Commercial	Medical	Aerospace	Total	Commercial	Medical	Aerospace	Total

Core growth	2	3	4	3	1	3	10	3
Currency impact	3	3	2	3	3	3	2	3
Acquisitions	3	4	—	2	2	2	—	2

Total Change	8	10	6	8	6	8	12	8

The following is a discussion of our segment operating results.

Comparison of the three and nine months ended September 30, 2007 and September 24, 2006

Commercial

Commercial Segment revenues grew approximately 8% in the third quarter to $314.5 million, from $290.4 million in the same period last year. Foreign currency fluctuations contributed approximately 3% of this growth, acquisitions contributed another 3%, and core growth increased 2%. Commercial Segment core revenue growth was driven by increased sales of driver controls and related products for the recreational marine aftermarket in North America and Europe, fluid systems for the automotive and truck markets and strength in sales of driver controls for truck and bus markets in Europe and Asia. These more than offset slower core growth in rigging services, where U.S. Gulf Coast rebuilding activities in last year’s third quarter caused unfavorable revenue comparisons.

For the nine month period, Commercial segment revenues grew approximately 6% from $932.1 million to $990.6 million. Currency changes contributed 3% and acquisitions contributed 2%. The Commercial Segment generated modest 1% core growth during the nine month period as higher volumes in the marine aftermarket and increased demand for industrial products in the international truck and bus markets were offset by expected volume declines in automotive markets, the planned phase-out of certain platforms, and the previously-mentioned unfavorable comparisons in the quarter for rigging services.

During the third quarter, operating profit in the Commercial segment declined 38%, from $14.8 million to $9.2 million, principally due to approximately $4 million in provisions for warranty and other costs related to prior generation auxiliary power units sold to the North American truck market and to approximately $0.8 million of one-time purchase accounting adjustments. In addition, operating profit was negatively impacted by increased engineering expense in advance of new product launches in businesses serving the marine, automotive and industrial markets as well as to continued customer price reductions in automotive markets and increased commodity costs.

For the nine month period, Commercial segment operating profit declined 12%, from $60.1 million to $52.8 million, as a result of lower volumes and customer price reductions in automotive markets, increased commodity costs in the automotive and marine markets, and the previously-mentioned provision for warranty costs for auxiliary power units.

Medical

Medical segment revenues grew 10% in the third quarter to $227.8 million, from $207.7 million in the same period last year. Foreign currency fluctuations contributed approximately 3% of this growth, acquisitions contributed another 4%, and core growth was 3%. The increase in core revenues during the quarter was primarily due to strong sales of disposable products for airway management and urology applications in European markets, increased sales of respiratory care products in North America, and increased sales of specialty devices and sutures to medical device manufacturers while sales of orthopedic instruments to medical device manufacturers declined when compared to the prior year quarter.

For the first nine months of 2007, Medical Segment revenues grew approximately 8% to $681.1 million, from $628.6 million in the same period last year. Acquisitions contributed 2% of this growth, while foreign currency fluctuations contributed an additional 3%. Core revenue growth of 3% resulted from strong sales of disposable products for airway management, respiratory and urology in international hospital markets as well as expansion of disposable and surgical product distribution in Asian hospital markets.

Operating profit in the Medical Segment increased 14%, from $44.2 million to $50.4 million, during the third quarter as a result of improved cost and operational efficiencies, higher volumes and the impact of the phasing out of lower margin surgical product lines and product lines sold to medical device manufacturers.

For the nine month period, Medical Segment operating profit increased 27.2%, from $111.8 million to $142.3 million, as a result of operating efficiencies implemented in the second half of 2006 as well as increased sales volume which drove increased operating leverage.

Aerospace

Aerospace Segment revenues grew 6% in the third quarter of 2007 to $113.7 million, from $107.4 million in the same period last year. Foreign currency fluctuations contributed approximately 2% of this growth and core growth was 4%. The increase in core revenues reflects increased demand for repair services and growth in demand for wide body cargo systems and cargo aftermarket spares product offerings which more than offset lower volumes for cargo containers and actuators.

For the first nine months of 2007, Aerospace Segment revenues grew 12% to $331.4 million, from $294.9 million in the same period last year. Foreign currency fluctuations contributed approximately 2% of this growth and core growth was 10%. Core growth was primarily attributable to strong end markets, particularly for wide body cargo systems and narrow body cargo loading systems, combined with steady increases in sales volume for aftermarket spares and repairs throughout the year.

Segment operating profit decreased 23% in the third quarter of 2007, from $9.8 million to $7.5 million, principally due to approximately $2 million of production inefficiencies related to lower volume for cargo container and actuator products and the impact of the sales mix being weighted more toward lower margin wide body cargo system sales and replacement parts in the repairs business.

For the first nine months of 2007, operating profits increased 19% from $27 million to $32.2 million, driven by higher volume, productivity improvements, cost control efforts in cargo systems and repairs, and the positive impact of restructuring in repair services.

Liquidity and Capital Resources

Operating activities from continuing operations provided net cash of $208.0 million during the first nine months of 2007. Changes in our operating assets and liabilities of $79.6 million during the first nine months of 2007 reflect the discrete income tax charges incurred in anticipation of the Arrow acquisition. Specifically, in connection with funding the acquisition of Arrow, the Company (i) repatriated approximately $197.0 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions; and (ii) changed its position with respect to certain additional previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. These items resulted in a discrete income tax charge in the third quarter of 2007 of approximately $90.2 million, which affected income taxes payable and deferred income taxes. Our financing activities from continuing operations during the first nine months of 2007 consisted primarily of proceeds from long-term borrowings of $49.2 million, decreases in long-term borrowings and notes payable and current borrowings of approximately $38.0 million, proceeds from stock compensation plans of $23.2 million, payment of dividends of $36.3 million and payments to minority interest shareholders of $21.3 million. Our investing activities from continuing operations during the first nine months of 2007 consisted primarily of capital expenditures of $37.1 million, payments for businesses acquired and investments in affiliates of $43.7 million, proceeds from the sale of businesses and assets of $142.3 million. Net cash provided by discontinued operations was $1.0 million in the first nine months of 2007.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity, which in turn sells an interest in those receivables to a commercial paper conduit. The conduit issues notes secured by that interest to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” transfers of assets under the program qualify as sales of receivables and accordingly, $39.7 million and $40.1 million of accounts receivable and the related amounts previously recorded in notes payable were removed from the condensed consolidated balance sheet at September 30, 2007 and December 31, 2006, respectively.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the program may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this program. Through September 30, 2007, no shares have been purchased under this plan.

The following table provides our net debt to total capital ratio:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Net debt includes:
Current borrowings	$80,562	$31,022
Long-term borrowings	455,878	487,370

Total debt	536,440	518,392
Less: Cash and cash equivalents	497,724	248,409

Net debt	$38,716	$269,983

Total capital includes:
Net debt	$38,716	$269,983
Shareholders’ equity	1,290,060	1,189,421

Total capital	$1,328,776	$1,459,404

Percent of net debt to total capital	2.9%	18.5%

The decline in our percent of net debt to total capital for September 30, 2007 as compared to December 31, 2006 is primarily due to the proceeds received from the sale of TAMG in June 2007 and cash generated from operations.

In connection with the October 1, 2007 acquisition of all of the outstanding capital stock of Arrow International for approximately $2.0 billion, the Company’s net debt increased approximately $2.0 billion. The Company’s debt agreements contain covenants that limit the Company’s ability to enter into certain transactions such as increasing additional indebtedness, making share repurchases, establishing liens and entering into acquisitions and dispositions. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under these covenants, the Company is required to maintain a leverage ratio (total indebtedness to earnings before interest, taxes, depreciation and amortization “EBITDA” and an interest coverage ratio (EBITDA to interest expense as defined in the credit agreement). Certain covenants under the debt agreements become less restrictive when the Company’s leverage is reduced below a certain level. For a description of the debt incurred in connection with the acquisition of Arrow see Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of October 1, 2007, the aggregate amount of debt maturing for each year is as follows (dollars in millions):

2007	$57
2008	164
2009	141
2010	140
2011	290
2012	1,212
2013 and thereafter	240

We believe that our cash flow from operations and our ability to access additional funds through existing and new credit facilities will enable us to fund our operating requirements and capital expenditures and meet the obligations of our credit agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the quarter ended September 30, 2007. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA). The letter cites three site-specific warning letters issued by the FDA in 2005 and subsequent inspections performed from June 2005 to February 2007 at Arrow’s facilities in the United States. The letter expresses concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation, inspection and training procedures. It also advises that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues has been deficient. Limitations on pre-market approvals and certificates of foreign goods had previously been imposed on Arrow based on prior inspections and the corporate warning letter does not impose additional sanctions that are expected to have a material financial impact on the Company.

Arrow has been actively working to address the FDA’s findings and has been conducting a thorough review of its quality systems. Ongoing updates have been provided to the FDA outlining corrective and preventive actions. In connection with its acquisition of Arrow, completed on October 1, 2007, the Company has developed an integration plan that includes the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. The Company intends to promptly respond to the warning letter.

While we believe we can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

In addition, we are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no significant changes in risk factors for the quarter ended September 30, 2007. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

10.1	—	Purchase Agreement, dated October 14, 2007, between Teleflex Incorporated and Kongsberg Automotive Holding ASA.
10.2	—	Letter to John Sickler, dated August 28, 2006, RE: Bonus Compensation.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) under the Securities Exchange Act of 1934.
32.2	—	Certification of Chief Financial Officer, Pursuant to Rule 13a — 14(b) under the Securities Exchange Act of 1934.

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

Dated: November 1, 2007