Form 10-K
period 2007-12-31
TELEFLEX INC
filed 2008-02-29
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (34,585,085 shares) on July 1, 2007 (the last business day of the registrant’s most recently completed fiscal second quarter) was $2,887,854,598(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

The registrant had 39,122,515 Common Shares outstanding as of February 15, 2008.

Document Incorporated By Reference: certain provisions of the registrant’s definitive proxy statement in connection with its 2008 Annual Meeting of Shareholders, to be filed within 120 days of the close of the registrant’s fiscal year are incorporated by reference in Part III hereof.

(1)	For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Information Concerning Forward-Looking Statements

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, particularly Arrow International Inc., realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks that our business is subject to, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

PART I

ITEM 1.	BUSINESS

Overview

Teleflex serves a wide variety of global customers by designing, manufacturing, and distributing specialty-engineered products. A diversified company distinguished by a significant presence in healthcare, Teleflex is a leading global supplier of disposable and single use medical products for critical care and surgical applications. Our medical products include devices used in critical care applications, surgical instruments, and cardiac assist devices for hospitals and healthcare providers, and instruments and devices delivered to medical device manufacturers. The company also serves the aerospace and commercial markets with engineered products and services designed to serve specialty or niche applications. Our aerospace products include engine repair products and services and cargo-handling systems and equipment used in commercial aviation. Our commercial products include marine driver controls, and engine assemblies and drive parts, power and fuel management systems and rigging products and services for commercial industries.

For more than 60 years, we have provided specialty-engineered products that help our customers meet their business requirements. We have grown through an active program of development of new products, introduction of products into new geographic or end-markets and through acquisitions of companies with related market, technology or industry expertise. We serve a diverse customer base in over 140 countries through our own operations and through local direct sales and distribution networks.

We have been focused on creating a portfolio of businesses that provides greater consistency of performance, improved profitability and sustainable growth. To accomplish this we have changed the composition of our portfolio of businesses to reduce cyclicality, improve margins and focus our resources on the development of our core businesses and carefully selected acquisitions.

We are focused on achieving consistent and sustainable growth through our internal growth initiatives which include the development of new products, expansion of market share, moving existing products into new geographies, and through selected acquisitions which enhance or expedite our development initiatives and our ability to grow market share.

The Teleflex portfolio of businesses changed significantly in 2007 with acquisitions in all three business segments and significant divestitures in both Commercial and Aerospace. During 2007, in our Medical Segment, we completed the acquisition of Arrow International, a medical products company with annual revenues of over $500 million, which significantly expanded the Segment. We also completed the acquisition of a small orthopedic device manufacturer to expand our capability to serve medical device manufacturers. In our Commercial segment, we acquired a rigging services business with annual revenues of approximately $25 million. At the end of the fiscal year, we completed the divestiture of our automotive and industrial businesses with 2007 revenues of over $860 million, significantly reducing the size of our Commercial segment. In our Aerospace segment, we acquired a cargo equipment business with annual revenues of approximately $55 million and divested a precision — machined components business with approximately $130 million in annual revenues.

Our Business Segments

We organize our business into three business segments — Medical, Aerospace, and Commercial. For 2007, the percentages of our consolidated net revenues represented by our segments were as follows: Medical — 54 percent, Aerospace — 23 percent and Commercial — 23 percent. As a result of the Arrow acquisition, we anticipate that the Medical Segment will account for a larger percentage of revenue going forward.

Further detail and additional information regarding our segments and geographic areas is presented in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

Discontinued Operations

At the end of 2007, the Company completed the sale of its business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems to Kongsberg Automotive Holding ASA for $560 million in cash. On June 29, 2007, we completed the sale of a precision-machined components business in our Aerospace segment for approximately $134 million in cash.

In 2006, we sold a small medical business. In 2005, we completed the sale of our automotive pedal systems business, sold a European medical product sterilization business, and completed the sale of a surface-engineering/specialty coatings business.

These businesses met the criteria for reporting discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets.” In compliance with SFAS No. 144, the Company has reported results of operations, cash flows and gains (losses) on the disposition of these businesses as discontinued operations for all periods presented. See Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding divestiture activity and accounting for discontinued operations.

The following business segment and product category information reflects businesses in continuing operations as of December 31, 2007.

Business Segment Overview

 Medical

The businesses in our Medical Segment design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care. Additionally, the company designs, manufactures and supplies devices and instruments for medical device manufacturers. We are focused on providing disposable or single use medical products for critical care and surgery that enhance patient outcomes by providing products that are less invasive, reduce infection and improve patient safety.

Our products are largely sold and distributed to hospitals and healthcare providers and are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. Major manufacturing operations are located in Czech Republic, Germany, Malaysia, Mexico and the United States. Approximately 50 percent of our segment revenues are derived from customers outside the United States.

In the fourth quarter of 2007, we acquired Arrow International, a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care. This acquisition significantly expanded our disposable medical product offerings for critical care, enhanced our global footprint and added to our research and development capabilities.

Disposable Medical Products for Critical Care:  This is the largest product category in the Medical Segment, representing 60 percent of segment revenues in 2007. Disposable medical products are used in a wide range of critical care procedures for vascular access, respiratory care, anesthesia and airway management, treatment of urologic conditions, as well as other specialty procedures. Disposable medical products for critical care are generally marketed under the brand names of Arrow, Rüsch, HudsonRCI, Gibeck and Sheridan. The large majority of sales for disposable medical products are made to the hospital/healthcare provider market, with a smaller percentage sold to alternate sites.

Vascular Access Products:  Our vascular access products are generally catheter-based products used in a variety of clinical procedures to facilitate multiple critical care therapies including the administration of intravenous medications and other therapies and the measurement of blood pressure and taking of blood samples through a single puncture site.

Vascular access catheters and related devices consist principally of central venous access catheters such as the following: the Arrow-Howe’stm Multi-Lumen Catheter, a catheter equipped with three or four channels, or lumens; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures.

We also provide a range of peripherally inserted central catheters, which are soft, flexible catheters inserted in the upper arm and advanced into the superior vena cava and are accessed for various types of intravenous medications and therapies, and radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples. Our offerings include a pressure injectable peripherally inserted catheter which addresses the therapeutic need for a catheter that can withstand the higher pressures required by the injection of contrast media for CT scans.

Our vascular access products also include specialty catheters and related products used in a range of procedures and include percutaneous thrombolytic devices, which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients; and hemodialysis access catheters, including the Cannon® Catheter, which is used to facilitate dialysis treatment.

Many of our vascular access catheters are treated with the ARROWg+ard®,or ARROWg+ard Blue Plus®, antiseptic surface treatments to reduce the risk of catheter related infection. ARROWg+ard Blue Plus, is a newer, longer lasting formulation of ARROWg+ard and provides antimicrobial treatment of the interior lumens and hubs of each catheter.

As part of our ongoing efforts to meet physicians’ needs for safety and management of risk of infection in the hospital setting, we sell a Maximal Barrier Protection central venous access kit, which includes a full body drape, a catheter treated with the ARROWg+ard antimicrobial technology, and other accessories. This kit addresses recent guidelines for reducing catheter-related bloodstream infections promulgated by the Centers for Disease Control and the Institute for Healthcare Improvement’s “100,000 Lives” initiative.

Related products include custom tubing sets used to connect central venous catheters to blood pressure monitoring devices and drug infusion systems, and the Arrow InView portable ultrasound machine designed to support placement and administration of vascular access products.

Respiratory Care:  Respiratory care products principally consist of devices used in oxygen therapy, aerosol therapy, and humidification for the mechanically ventilated patient. We offer an extensive range of aerosol therapy products, from the AquaPak Large Volume Nebulizer, the MicroMist and Up-Draft II Small Volume Nebulizer to the Voldyne Incentive Spirometer. We are also a global provider of oxygen supplies, offering a broad range of products to safely and comfortably deliver oxygen therapy. These include nasal cannulas, oxygen supply tubing, oxygen masks and bubble humidifiers. The full range of these products are used in a variety of clinical settings including hospitals, long-term care facilities, rehabilitation centers, and patients’ homes to treat respiratory ailments such as chronic lung disease, pneumonia, cystic fibrosis, and asthma.

Our ventilator accessories humidify and deliver gases from a ventilator to the patient. Over time, we have evolved our technology to meet changing clinical requirements and applications. Our latest innovations in this product category include, the Gibeck Humid-Flo and the ConchaTherm, which support the complex clinical needs of critical care patients.

The Gibeck Humid-Flo Heat and Moisture Exchanger is designed to deliver medicated aerosol treatments to mechanically ventilated patients. The HME remains in-line during treatments, allowing treatments to be delivered without breaking the ventilator circuit and interrupting ventilation, a key strategy in the prevention of ventilator associated pneumonia (VAP), a leading hospital-acquired infection. The ConchTherm Neptune is part of a complete system designed to heat and humidify respiratory gases delivered to patients. The system is used with ventilators, continuous flow systems, oxygen diluters and blenders, adjustable nebulizer adapters for aerosol therapy or nonflammable anesthesia gases to help maintain patient body temperature.

Anesthesia and Airway Management:  Anesthesiologists depend on our highly recognized brands of Hudson, Sheridan and Rusch products that include endotracheal tubes, laryngeal masks, airways, and face masks to deliver anesthetic agents and oxygen. To assist in the placement of endotracheal tubes, we provide a comprehensive and unique line of laryngoscope blades and handles, including standard halogen and fiber optic light sources. Fiber optic light sources offer a high intensity, cool white light without generating the same level of heat that comes from standard halogen bulbs.

Regional anesthesia products include peripheral nerve blocks. Nerve blocks provide pain relief after surgical procedures and help clinicians better manage each patient’s pain. We offer the first stimulating continuous nerve block catheter, the Arrow StimuCath, which confirms the positive placement of the catheter next to the nerve. The Flex Tip Plus continuous epidural catheter features a soft, flexible tip that helps reduce the incidence of complications, such as transient paresthesia and inadvertent cannulation of blood vessels or the dura, while improving the clinician’s ability to thread the catheter into the epidural space. Our Arrow TheraCath® epidural catheter, with high compression strength for direction-ability and enhanced radiopacity, was designed for pain management procedures where increased steer-ability is important. Additional integral components create a range of standard and custom procedural kits.

Urology:  Our urology product line provides bladder management for patients in a range of clinical settings. These products consist principally of Foley catheters and accessories, external catheters, intermittent catheters, suprapubic products, endourology products and products for urethral access. The largest percentage of urology products are sold to hospitals in European and Asian markets with a smaller percentage of sales in North America. Our urology products are also sold for use in home health and to alternate site providers.

The Rusch MMG Closed System intermittent catheter is clinically proven to reduce Urinary Tract Infections, a leading cause of death in spinal cord injury patients. Designed using the bladder’s natural pressure, the Rusch BellyBag is a urine collection bag allowing patients with indwelling catheters freedom of movement, and personal discretion.

Surgical Instruments and Medical Devices:  Products in this category represented 25 percent of Medical segment revenues in 2007. Our surgical instrument and medical device products include: ligation and closure products including appliers, clips, and sutures used in a variety of surgical procedures, hand-held instruments for general and specialty surgical procedures, access ports used in minimally invasive surgical procedures including robotic surgery, and fluid management products used for chest drainage. In addition, we provide instrument management services. We market surgical instruments and medical devices under the Deknatel, Pleur-evac, Pilling, Taut and Weck brand names.

In 2007, we introduced a number of new products in this category, including the Pleur-evac Mini Sahara chest drainage product, which is a patented system for thoracic, cardiovascular, trauma and critical care. It features calibrated, high-suction control with a visual indicator, safe tip-over prevention, a patented patient air leak meter, complete positive and negative pressure controls, and a proprietary unit for pneumonectomy. In 2008, we plan to introduce the Hem-o-lok Small clip, a proprietary device with clinical advantages, which can seal vessels as small as 1-3 mm, and a new access port for minimally invasive surgery.

Devices for Original Equipment Manufacturers:  Specialty devices sold to medical device manufacturers represented 13 percent of Medical segment revenues in 2007. We provide design and prototyping, testing, fabrication and manufacturing services to medical device manufacturers. Products in this category include custom-designed and manufactured specialty instruments for cardiovascular and orthopedic procedures, specialty sutures, microcatheters, and introducers. Our brand names include TFX OEM, Beere, Deknatel, KMedic, and SMD.

Access, procedural and closure devices include custom extrusion products of PTFE and other fluropolymers, braid reinforced medical tubing, and catheter fabrication. We also supply custom suture and medical fibers. Orthopedic surgical instrumentation includes precision machined orthopedic and spinal surgical instruments.

During 2007, we acquired a provider of fixation devices sold under the SMD brand and used primarily for orthopedic procedures, expanding our OEM product line.

Cardiac Care Devices:  Cardiac care products accounted for approximately 2 percent of revenues in fiscal 2007. These products include cardiac assist products, such as intra-aortic balloon (IAB) pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. Our IAB products include the AutoCattm 2 WAVE IAB pump and associated LightWAVEtm catheter system, which utilize fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for the broadest range of patients, including those with severely arrhythmic heartbeats.

The following table sets forth revenues for 2007, 2006 and 2005 by significant product category for the Medical segment.

	2007	2006	2005
	(Dollars in thousands)

Medical Products for Critical Care	$625,485	$485,924	$469,152
Surgical Instruments and Devices	$258,258	$234,964	$231,415
Devices for Original Equipment Manufacturers	$138,142	$137,788	$130,571

The following table sets forth the percentage of revenues by end market for 2007 for the Medical segment.

Hospitals/Healthcare Providers	76%
Medical Device Manufacturers	15%
Home Health	9%

Markets for these products are influenced by a number of factors including demographics, utilization and reimbursement patterns in the worldwide healthcare markets. Our products are sold through direct sales or distribution in 128 countries. The following table sets forth the percentage of revenues for 2007 derived from the major geographic areas we serve.

2007

North America	51%
Europe, Middle East and Africa	37%
Asia, Latin America	12%

Backlog:  Most of our medical products are sold to hospitals or healthcare providers on orders calling for delivery within a few days or weeks with a longer order time for products sold to medical device manufacturers. Therefore, the backlog of such orders is not indicative of probable revenues in any future 12-month period.

Sales and Marketing:  Medical products are sold directly to hospitals, healthcare providers, distributors and to original equipment manufacturers of medical devices through our own sales forces and through independent representatives and independent distributor networks.

 Aerospace

Our Aerospace segment businesses provide engine repair products and services for flight turbine engines and cargo handling systems and equipment for wide body and narrow body aircraft. Engine repair products and services are provided for all major engine suppliers and we serve many of the world’s leading commercial airlines. Our wide body cargo handling systems are installed on a range of aircraft platforms and our customers include many of the world’s leading airlines.

Sales to customers in commercial aviation markets represent more than 95 percent of revenues in this segment. Markets for these products are generally influenced by spending patterns in the commercial aviation markets, cargo market trends, flight hours, and age and type of engines in use. Major locations for manufacturing and service are located in England, Germany, Norway, Singapore and the United States.

Engine Repair Products and Services:  The largest single product category in the Aerospace segment, repair products and services represented 56 percent of segment revenues in 2007. This category includes engine repair technologies and services primarily for critical components of flight turbines, including fan blades and airfoils. We utilize advanced reprofiling and adaptive-machining techniques to improve efficiency of aircraft engine performance and reduce turnaround time for maintenance and repairs. Our repair products and services business is conducted through a consolidated, fifty-one percent owned venture with GE Aircraft Engines, called Airfoil Technologies International (ATI). In 2007, ATI signed a joint venture and management agreement with Snecma Services to expand the range of repair services provided to our customers.

Cargo-handling Systems and Equipment:  Products in this category represented 44 percent of Aerospace segment revenues in 2007. Our cargo-handling systems include on-board cargo-handling systems for wide-body aircraft, cargo-loading systems for narrow body aircraft, actuators, cargo containers, aftermarket spare parts and repair services. Marketed under the Telair International brand name, our wide-body cargo-handling systems are sold to aircraft original equipment manufacturers or to airlines and air freight carriers as “buyer furnished equipment” for original installations or as retrofits for existing equipment. Cargo-handling systems require a high degree of engineering sophistication and are often custom-designed.

In addition to the design and manufacture of cargo systems, we provide customers with aftermarket spare parts and repair services for their Telair systems. In addition, we design, manufacture and repair cargo containers and we also manufacture and repair components for our systems and other related aircraft controls, including canopy and door actuators, cargo winches and flight controls. In November 2007, we acquired Nordisk Aviation Products expanding our customer base and global manufacturing and service capacity for cargo equipment. Cargo containers are marketed under Nordisk Aviation Products and Telair names to commercial airlines and to freight companies.

The following table sets forth revenues for 2007, 2006 and 2005 by product category for the Aerospace segment.

	2007	2006	2005
	(Dollars in thousands)

Engine Repair Products and Services	$253,975	$250,519	$241,532
Cargo-handling Systems and Equipment	$197,813	$154,853	$125,298

The following table sets forth the percentage of revenues by end market for 2007 for the Aerospace segment.

Commercial Aviation	97%
Military, Industrial and Other	3%

Backlog:  As of December 31, 2007, our backlog of firm orders for our Aerospace segment was $141 million, of which we expect approximately 83 percent to be filled in 2008. Our backlog for our Aerospace segment on December 31, 2006 was $173 million.

Sales and Marketing:  Generally, products sold to the aerospace market are sold through our own field representatives.

 Commercial

Our Commercial segment businesses principally design, manufacture and distribute driver controls and engine and drive assemblies for the marine market, power and fuel systems for truck, rail, automotive and industrial vehicles and rigging products and services. Our products are used in a range of markets including:

recreational marine, heavy truck, bus, industrial vehicles, rail, oil and gas, marine transportation and industrial. Major manufacturing operations are located in Canada, Europe, Singapore, and the United States.

Marine Driver Controls and Engine Assemblies and Drive Parts:  This is the largest single product category in the Commercial segment, representing 54 percent of Commercial segment revenues in 2007. Products in this category include: control cables, mechanical and hydraulic steering, throttle controls, instrumentation and engine drive parts.

We are a leading global provider of both mechanical and hydraulic steering systems for recreational boats. We are also a leading distributor of engine assemblies and drive parts. Our marine products are sold to original equipment manufacturers (OEMs) and to the aftermarket through distributors, dealers and retail outlets. Our major product brands include Teleflex Marine, SeaStar, BayStar, and Sierra.

Power and Fuel Systems:  Products in this category represented 27 percent of Commercial segment revenues in 2007. Our major products in this category include auxiliary power units used for power in heavy-duty trucks and locomotives, climate control systems used in trucks, buses and other industrial vehicles, and components and systems for the use of alternative fuels in industrial vehicles and passenger cars. These products generally address the need for greater fuel efficiency, reduced emissions, and access to mobile power. Our major product brands in this category are ComfortPro, Proheat, and Teleflex GFI.

Rigging Products and Services:  Products in this category represented 19 percent of Commercial segment revenues in 2007. Products include heavy-duty cables, hoisting and rigging equipment used in oil drilling, marine transportation and other industrial markets. We also help our customers meet new legislation and safety regulations for moorings. Teleflex Commercial enhanced our offerings this year when we acquired Southern Wire Corporation, a prominent wholesale provider of rigging services.

The following table sets forth revenues for 2007, 2006 and 2005 by product category for the Commercial segment.

	2007	2006	2005
	(Dollars in thousands)

Marine Driver Controls and Engine and Drive Parts	$240,092	$229,250	$225,540
Power and Fuel Systems	$119,026	$129,116	$90,127
Rigging Products and Services	$82,077	$68,395	$48,237

The following table sets forth the percentage of revenues by end market for 2007 for the Commercial segment.

Recreational Marine	48%
Truck and Rail	15%
Automotive and Industrial Vehicle	18%
Other Industrial	19%

Backlog:  Standard Commercial segment products are typically shipped between a few days and three months after receipt of order. Therefore, the backlog of such orders is not indicative of probable revenues in any future 12-month period.

Sales and Marketing:  The majority of our Commercial segment products are sold through a direct sales force of field representatives and technical specialists. Marine driver controls and engine and drive parts are sold directly to boat builders and engine manufacturers as well as through distributors, dealers and retail outlets to reach recreational boaters. Auxiliary power units are primarily sold in the North American truck market through an agreement with a distributor and to the rail market using a direct sales force. Fuel systems and components include custom applications sold directly to industrial equipment manufacturers and to the automotive aftermarket principally in Europe. Rigging products and services includes both a retail business and a wholesale business, both of which sell through a direct sales force.

Government Regulation

Government agencies in a number of countries regulate our products and the products sold by our customers utilizing our products. The U.S. Food and Drug Administration and government agencies in other countries regulate the approval, manufacturing, and sale and marketing of many of our healthcare products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacture and sale of some of our aerospace products and license the operation of our repair stations. For more information, see “Risk Factors”.

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

Patents and Trademarks

We own a portfolio of patents, patents pending and trademarks. We also license various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All capitalized product names throughout this document are trademarks owned by, or licensed to, us or our subsidiaries. Although these have been of value and are expected to continue to be of value in the future, we do not consider any single patent or trademark, except for the Teleflex brand and the Arrow brand, to be essential to the operation of our business.

Suppliers and Materials

Materials used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used or components supplied for our overall operations. Most of the materials and components we use are available from multiple sources, and where practical, we attempt to identify alternative suppliers. Volatility in commodity markets, particularly steel and plastic resins, can have a significant impact on the cost of producing certain of our products. We cannot be assured of successfully passing these cost increases through to all of our customers, particularly original equipment manufacturers (OEMs).

Seasonality

Portions of our revenues, particularly in the Commercial and Medical segments, are subject to seasonal fluctuations. Revenues in the marine aftermarket generally increase in the second quarter as boat owners prepare their watercraft for the upcoming season. Incidence of flu and other disease patterns as well as the frequency of elective medical procedures affect revenues related to disposable medical products.

Employees

We employed approximately 14,000 full-time and temporary employees at December 31, 2007. Of these employees, approximately 4,400 were employed in the United States and 9,600 in countries outside of the United States. Less than 8 percent of our employees in the United States were covered by union contracts. We have government-mandated collective-bargaining arrangements or union contracts that cover employees in other countries. We believe we have good relationships with our employees.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy and information statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information in the Investors section of our website. The address is www.teleflex.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The information on our website is not part of this annual report on Form 10-K. The reference to our website address is intended to be an inactive textual reference only.

We are a Delaware corporation organized in 1943. Our executive offices are located at 155 South Limerick Road, Limerick, PA 19468. Our telephone number is (610) 948-5100.

EXECUTIVE OFFICERS

The names and ages of all of our executive officers as of February 26, 2008 and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company

Jeffrey P. Black	48	Chairman, Chief Executive Officer and Director
Kevin K. Gordon	45	Executive Vice President and Chief Financial Officer
Laurence G. Miller	53	Senior Vice President, General Counsel and Secretary
Vince Northfield	44	President — Commercial
R. Ernest Waaser	51	President — Medical
John Suddarth	48	President — Aerospace

Mr. Black has been Chairman since May 2006, Chief Executive Officer since May 2002 and President since December 2000. He has been a Director since November 2002. Mr. Black was President of the Teleflex Industrial Group from July 2000 to December 2000 and President of Teleflex Fluid Systems from January 1999 to July 2000.

Mr. Gordon has been Executive Vice President and Chief Financial Officer since March 2007. From June 2005 until March 2007, he was Senior Vice President — Corporate Development. From December 2000 to June 2005, Mr. Gordon was Vice President — Corporate Development. Prior to December 2000, Mr. Gordon was Director of Business Development.

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

Our officers are elected annually by the Board of Directors. Each officer serves at the pleasure of the Board until their respective successors have been elected.

ITEM 1A.  RISK FACTORS

We are subject to certain risks that could adversely affect our business, financial condition and results of operations. These risks include, but are not limited to the following:

We may not be able to successfully complete the integration of Arrow or to achieve the anticipated benefits of the Arrow acquisition.

The integration of Arrow into our Medical Segment involves a number of risks and presents financial, managerial and operational challenges. In particular, we may have difficulty, and may incur unanticipated expenses related to:

•	consolidating manufacturing and administrative functions;

•	complying with legal requirements applicable to certain aspects of the integration;

•	retaining key employees;

•	consolidating infrastructures and systems;

•	coordinating sales and marketing functions;

•	preserving our and Arrow’s customer, supplier and other important relationships; and

•	minimizing the diversion of management’s attention from ongoing business concerns.

The success of the Arrow acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from successfully combining the businesses of Arrow and of Teleflex Medical in the time frame we anticipate. If we are not able to achieve these objectives, the anticipated benefits, synergies and cost savings of the business combination may not be realized fully or at all or may take longer to realize than expected.

Failure to successfully complete the integration of Arrow or achieve the anticipated benefits of the acquisition of Arrow may have a material adverse effect on our business, financial condition and results of operations.

Our inability to resolve issues related to the FDA corporate warning letter issued to Arrow could have an adverse impact on our business, financial condition and results of operations.

On October 11, 2007, Arrow received a corporate warning letter from the FDA, which expresses concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation and inspection and training procedures. While we are working with the FDA to resolve these issues, this work has required and will continue to require the dedication of significant internal and external resources. There can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. In addition, if our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us. These actions may include seizing our product inventory, obtaining a court injunction against further marketing of our products, assessing civil monetary penalties or imposing a consent decree on us, which could in turn have a material adverse effect on our business, financial condition and results of operations.

We have substantial debt obligations that could adversely impact our business, results of operations and financial condition.

We incurred significant indebtedness to fund a portion of the consideration for our acquisition of Arrow. As of December 31, 2007, our outstanding indebtedness was approximately $1.7 billion. We will be required to use a significant portion of our operating cash flow to reduce our indebtedness over the next few years, resulting in a reduction of the cash flow available to fund working capital, capital expenditures, acquisitions and investments. Our indebtedness may also subject us to greater vulnerability to general adverse economic and industry conditions and increase our vulnerability to increases in interest rates because a portion of our indebtedness bears interest at floating rates.

Our senior credit facility and agreements with the holders of our senior notes, which we refer to as our senior debt facilities, impose certain operating and financial covenants that limit our ability to, among other things:

•	incur debt;

•	create liens;

•	consolidate, merge or dispose of assets;

•	make investments;

•	engage in acquisitions

•	pay dividends on, repurchase or make distributions in respect of our capital stock; and

•	enter into derivative agreements to manage exposure to changes in interest rates.

In addition, the terms of our senior credit facilities require us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and in the event of a significant deterioration of our economic performance, we cannot assure you that we will be able to satisfy those ratios. A breach of any of these covenants could result in a default under our senior credit facilities. If we fail to maintain compliance with these covenants and cannot obtain a waiver from the lenders under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If the lenders under the senior credit facilities accelerate the repayment of borrowings and we are not able to obtain financing to satisfy this obligation, we likely would have to liquidate significant assets which nevertheless may not be sufficient to repay our borrowings.

We are subject to risks associated with our non-U.S. operations.

Although no material concentration of our manufacturing operations exists in any single country, we have significant manufacturing operations outside the United States, including operations conducted through entities that are not wholly-owned and other alliances. As of, and for the year ended, December 31, 2007, approximately 49% of our total fixed assets and 56% of our total revenues were attributable to products directly distributed from our operations outside the U.S. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S., including:

•	exchange controls and currency restrictions;

•	trade protection measures;

•	import or export requirements;

•	subsidies or increased access to capital for firms who are currently or may emerge as competitors in countries in which we have operations;

•	potentially negative consequences from changes in tax laws;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unsettled political conditions and possible terrorist attacks against American interests; and

•	regional and national tenders (which may be exclusive).

These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.

Customers in our Medical Segment depend on third party reimbursement and the failure of healthcare programs to provide reimbursement or the reduction in levels of reimbursement for our medical products could adversely affect our Medical Segment.

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

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We expect revenue from products manufactured in, and sold into, non-U.S. markets to continue to represent a significant portion of our net revenue. Our consolidated financial statements reflect translation of financial statements denominated in non-U.S. currencies to U.S. dollars, our reporting currency. When the U.S. dollar strengthens or weakens in relation to the foreign currencies of the countries where we sell or manufacture our products, such as the euro, our U.S. dollar-reported revenue and income will fluctuate. Although we have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows in order to reduce the effects of this fluctuation, changes in the relative values of currencies may, in some instances, have a significant effect on our results of operations.

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

The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and to enhance existing products, particularly in the medical device industry, which is characterized by rapid product development and technological advances. This product development may require substantial investment by us. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products, such as the inability to:

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

Because many of our products rely on proprietary technology, we believe that the development and protection of these intellectual property rights is important, though not essential, to the future success of our business. In addition to relying on our patents, trademarks and copyrights, we rely on confidentiality agreements with employees and other measures to protect our know-how and trade secrets. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use these products or technology. The steps we have taken may not prevent unauthorized use of this technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. Moreover, there can be no assurance that others will not independently develop the know-how and trade secrets or develop better technology than ours or that current and former employees, contractors and other parties will not breach confidentiality agreements, misappropriate proprietary information and copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Our inability to protect our proprietary technology could result in competitive harm that could adversely affect our business.

We depend upon relationships with physicians and other health care professionals.

The research and development of some of our products is dependent on our maintaining strong working relationships with physicians and other health care professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the development of our products. Physicians assist us as researchers, product consultants, inventors and as public speakers. If we fail to maintain our working relationships with physicians and receive the benefits of their knowledge, advice and input, our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could have a material adverse effect on our business, financial condition and results of operations.

In the course of our business, we are subject to a variety of litigation that could have a material adverse effect on our results of operations and financial condition.

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

While we do not believe that any litigation in which we are currently engaged would have such an adverse effect, the outcome of these legal proceedings may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict and we cannot assure that the outcome of pending or future litigation will not have a material adverse effect on our business, financial condition and results of operations

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.

Although the Company carries product liability insurance we may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to safety. Product liability, warranty and recall costs may have a material adverse effect on our financial condition and results of operations.

Much of our business is subject to extensive government regulation, and our failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition and we may incur significant expenses to comply with these regulations.

Numerous national and local government agencies in a number of countries regulate our products. The U.S. Food and Drug Administration (“FDA”) and government agencies in other countries regulate the approval, manufacturing and sale and marketing of many of our medical products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacture and sale of some of our aerospace products and licenses the operation of our repair stations.

Failure to comply with applicable regulations and quality assurance guidelines could lead to manufacturing shutdowns, product shortages, delays in product manufacturing, product seizures, recalls, operating restrictions, withdrawal of required licenses, prohibitions against exporting of products to countries outside the United States, importing products from manufacturing facilities outside the U.S., and civil and criminal penalties, including exclusion under Medicaid or Medicare, any one or more of which could have a material adverse effect on our business, financial condition and results of operations.

The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all, resulting in delayed realization of product revenues or in substantial additional costs, which could have material adverse effects on our financial condition and results of operations. Our Medical Segment facilities are subject to periodic inspection by the FDA and numerous other federal, state and foreign governmental authorities, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures.

We are also subject to various federal and state laws pertaining to healthcare pricing and fraud and abuse, including anti-kickback and false claims laws. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in federal and state healthcare programs.

In addition, we are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things:

•	the generation, storage, use and transportation of hazardous materials;

•	emissions or discharges of substances into the environment; and

•	the health and safety of our employees.

These laws and government regulations are complex, change frequently and have tended to become more stringent over time. We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or will not adversely affect our financial condition and results of operations. Moreover, we may be subject to additional environmental claims, which may include claims for personal injury or cleanup, in the future based on our past, present or future business activities, which could also adversely affect our financial condition and results of operations.

Our acquisitions and strategic alliances may not meet revenue or profit expectations.

As part of our strategy for growth, we have made and may continue to make acquisitions and divestitures and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

Our workforce covered by collective bargaining and similar agreements could cause interruptions in our provision of services.

Approximately 6% of our manufacturing revenues are produced by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements in foreign jurisdictions. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our operations have approximately 155 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. All the plants have space available for the activities currently conducted therein and expected in the next several years.

Our major facilities are as follows:

	Square	Owned or
Location	Footage	Leased

Medical Segment
Nuevo Laredo, Mexico	367,000	Leased
Haslet, TX	304,000	Leased
Chihuahua, Mexico	223,000	Owned
Asheboro, NC	206,000	Owned
Durham, NC	199,000	Leased
Kernen, Germany	190,000	Owned
Kamunting, Malaysia	178,000	Owned
Reading, PA	166,000	Owned
Wyomissing, PA	166,000	Owned
Research Triangle Park, NC	145,000	Owned
Kernen, Germany	109,000	Leased
Zdar nad Sazavou, Czech Republic	108,000	Owned
Tecate, Mexico	97,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Arlington Heights, IL	86,000	Leased
Kenosha, WI	76,000	Owned
Kamunting, Malaysia	74,000	Leased
Wyomissing, PA	66,000	Leased
Jaffrey, NH	62,000	Owned
Everett, MA	61,000	Leased
Betschdorf, France	54,000	Owned
Bad Liebenzell, Germany	53,000	Leased
Commercial Segment
Litchfield, IL	164,000	Owned
Houston, TX	147,000	Owned
Richmond, BC, Canada	127,000	Leased
Singapore	118,000	Owned
Kitchener, Ont., Canada	110,000	Owned
Limerick, PA	98,000	Owned
Gorinchem, Netherlands	87,000	Leased
Sarasota, FL	83,000	Owned
Olive Branch, MS	80,000	Leased
Hagerstown, MD	77,000	Leased
Aerospace Segment
Holmestrand, Norway	171,000	Leased
Simi Valley, CA	122,000	Leased
Singapore	122,000	Owned
Miesbach, Germany	101,000	Leased
Ripley, England	77,000	Leased

In addition to the properties listed above, we own or lease approximately 1.0 million square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia, Asia and Africa. We also own or lease certain properties that are no longer being used in our operations. We are actively marketing these properties for sale or sublease. At December 31, 2007, the unused owned properties were classified as held for sale.

ITEM 3.	LEGAL PROCEEDINGS

On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA). The letter cites three site-specific warning letters issued by the FDA in 2005 and subsequent inspections performed from June 2005 to February 2007 at Arrow’s facilities in the United States. The letter expresses concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation, inspection and training procedures. It also advises that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues has been deficient. Limitations on pre-market approvals and certificates of foreign goods had previously been imposed on Arrow based on prior inspections, and the corporate warning letter does not impose additional sanctions that are expected to have a material financial impact on the Company.

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company has developed an integration plan that includes the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. The Company has begun implementing its corrective action plan, which it expects to complete by the end of 2008.

While we believe we can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time or expenditures required to resolve these issues to the satisfaction of the FDA. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

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

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. (symbol “TFX”). Our quarterly high and low stock prices and dividends for 2007 and 2006 are shown below.

Price Range and Dividends of Common Stock

2007	High	Low	Dividends

First Quarter	$68.94	$64.01	$0.285
Second Quarter	$83.66	$67.59	$0.320
Third Quarter	$87.00	$60.74	$0.320
Fourth Quarter	$81.17	$56.86	$0.320

2006	High	Low	Dividends

First Quarter	$70.80	$62.56	$0.250
Second Quarter	$72.22	$49.67	$0.285
Third Quarter	$60.98	$50.31	$0.285
Fourth Quarter	$65.89	$54.00	$0.285

Various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of our stock and payment of cash dividends. Under the most restrictive of these provisions, on an annual basis $75 million of retained earnings was available for dividends and stock repurchases at December 31, 2007. On February 26, 2008, the Board of Directors declared a quarterly dividend of $0.32 per share on our common stock, which is payable on March 17, 2008 to holders of record on March 5, 2008. As of February 26, 2008, we had approximately 952 holders of record of our common stock.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the program may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which further limit the Company’s ability to repurchase shares under this program. Through December 31, 2007, no shares have been purchased under this plan.

On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of outstanding Teleflex common stock over twelve months ended July 2006. In June 2006, our Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the Board’s authorization, we repurchased a total of 2,317,347 shares on the open market during 2005 and 2006 for an aggregate purchase price of $140.0 million, and aggregate fees and commissions of $0.1 million.

The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor (S&P) 500 Stock Index and the S&P MidCap 400 Index. We have selected the S&P MidCap 400 Index because, due to the diverse nature of our businesses, we do not believe that there exists a relevant published industry or line-of-business index and do not believe we can reasonably identify a peer group. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2002 and that all dividends were reinvested.

MARKET PERFORMANCE
Comparison of Cumulative Five Year Total Return

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data in the following table includes the results of operations for acquired companies from the respective date of acquisition, including Arrow International from October 1, 2007. See note (2) below for a description of special charges included in the 2007 financial results.

	2007		2006	2005	2004	2003
	(Dollars in thousands, except per share)

Statement of Income Data:
Net revenues(1)	$1,934,332		$1,690,809	$1,561,872	$1,469,563	$1,261,212
Income from continuing operations before interest, taxes and minority interest	$173,742	(2)	$187,141	$173,947	$77,638	$111,246
Income (loss) from continuing operations	$(42,368	)(2)	$96,088	$87,648	$30,625	$59,587
Per Share Data:
Income (loss) from continuing operations — basic	$(1.08)		$2.42	$2.16	$.76	$1.50
Income (loss) from continuing operations — diluted	$(1.08)		$2.40	$2.14	$.76	$1.49
Cash dividends	$1.245		$1.105	$0.97	$0.86	$0.78
Balance Sheet Data:
Total assets	$4,187,997		$2,361,437	$2,403,048	$2,691,734	$2,144,745
Long-term borrowings, less current portion	$1,499,130		$487,370	$505,272	$685,912	$229,634
Shareholders’ equity	$1,328,843		$1,189,421	$1,142,074	$1,109,733	$1,062,302
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$283,088		$198,463	$238,385	$163,400	$187,886
Net cash provided by (used in) financing activities from continuing operations	$1,090,348		$(240,768)	$(268,244)	$(266,354)	$(36,259)
Net cash provided by (used in) investing activities from continuing operations	$(1,522,491)		$(77,930)	$79,079	$(435,660)	$(87,109)
Free cash flow(3)	$189,425		$113,595	$160,502	$101,120	$116,112

Certain reclassifications have been made to the prior years’ selected financial data to conform to current year presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)	Amounts exclude the impact of certain businesses sold or discontinued, which have been presented in our consolidated financial results as discontinued operations.

(2)	The table below sets forth unusual items impacting the Company’s results for 2007. These are (i) the write-off of in-process R&D acquired in connection with the Arrow acquisition, (ii) the write-off of a fair value adjustment to inventory acquired in the Arrow acquisition, (iii) a tax adjustment related to repatriation of cash from foreign subsidiaries and a change in position regarding untaxed foreign earnings, and (iv) the write-off of deferred financing costs in connection with the pay-down of long-term debt.

	2007 Impact on
	Income from
	Continuing
	Operations
	Before Interest,	Income (Loss)
	Taxes and	from Continuing
	Minority Interest	Operations
	(In thousands)

(i) In-process R&D write-off	$30,000	$30,000
(ii) Write-off of inventory fair value adjustment	28,916	18,550
(iii) Tax adjustment related to untaxed unremitted earnings of foreign subsidiaries	—	91,815
(iv) Write-off of deferred financing costs	4,803	3,405

(3)	Free cash flow is calculated by reducing cash provided by operating activities from continuing operations by capital expenditures and dividends. Free cash flow is considered a non-GAAP financial measure. We use this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. This financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. This financial measure reflects an additional way of viewing an aspect of our operations that, when viewed with our GAAP results and the accompanying reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business. Management believes that free cash flow is a useful measure to investors because it provides an indication of the amount of our cash flow currently available to support our ongoing operations. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. The following is a reconciliation of free cash flow to the nearest GAAP measure as required under Securities and Exchange Commission rules.

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Free cash flow	$189,425	$113,595	$160,502	$101,120	$116,112
Capital expenditures	44,734	40,772	38,563	27,705	40,963
Dividends	48,929	44,096	39,320	34,575	30,811

Net cash provided by operating activities from continuing operations	$283,088	$198,463	$238,385	$163,400	$187,886

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been focused on creating a portfolio of businesses that provides greater consistency of performance, improved profitability and sustainable growth. To accomplish this, in 2007 we significantly changed the composition of our portfolio through acquisitions and divestitures to improve margins, reduce cyclicality and focus our resources on the development of our core businesses.

We are focused on achieving consistent and sustainable growth through our internal growth initiatives which include the development of new products, expansion of market share, moving existing products into new geographies, and through selected acquisitions which enhance or expedite our development initiatives and our ability to grow market share.

The Teleflex portfolio of businesses changed significantly in 2007 with acquisitions in all three business segments and significant divestitures in both Commercial and Aerospace. During 2007, in our Medical Segment, we completed the acquisition of Arrow International, a medical products company with annual revenues of over $500 million, which significantly expanded the Segment. We also completed the acquisition of a small orthopedic device manufacturer to expand our capability to serve medical device manufacturers. In our Commercial Segment, we acquired a rigging services business with annual revenues of approximately $25 million. At the end of the fiscal year, we completed the divestiture of our automotive and industrial businesses with 2007 revenues of over $860 million, significantly reducing the size of our Commercial Segment. In our Aerospace Segment, we acquired a cargo equipment business with annual revenues of approximately $55 million and divested a precision — machined components business with approximately $130 million in revenues.

The following bullet points summarize our more significant acquisitions and divestitures in 2007 and 2006, and the results for the acquired businesses are included in the respective Segments. See Notes 3 and 16 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our significant acquisitions and divestitures.

Medical Segment

•	October 2007 — Acquired Arrow International, Inc., a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, for approximately $2.1 billion.

•	April 2007 — Acquired substantially all of the assets of HDJ Company, Inc., providers of engineering and manufacturing services to medical device manufacturers, for approximately $25 million.

•	November 2006 — Acquired substantially all of the assets of Taut Inc., a provider of instruments and devices for minimally invasive surgical procedures, particularly laparoscopic surgery, for approximately $28 million.

Commercial Segment

•	December 2007 — Divested business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems, for $560 million in cash.

•	April 2007 — Acquired substantially all of the assets of Southern Wire Corporation, a wholesale distributor of wire rope cables and related hardware, for approximately $20 million.

•	November 2006 — Acquired all of the issued and outstanding capital stock of Ecotrans Technologies, Inc, a supplier of locomotive anti-idling and emissions reduction solutions to the railroad industry, for approximately $10.1 million.

Aerospace Segment

•	November 2007 — Acquired Nordisk Aviation Products A/S, a global leader in developing, manufacturing, and servicing containers and pallets for air cargo, for approximately $32 million.

•	June 2007 — Divested precision-machined components business for approximately $134 million in cash.

We incurred significant indebtedness to fund a portion of the consideration for our October 2007 acquisition of Arrow. As of December 31, 2007, our outstanding indebtedness was $1.7 billion, up from

$0.5 billion as of December 31, 2006. For additional information regarding our indebtedness, please see “Liquidity and Capital Resources” below and Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Discussion of growth from acquisitions reflects the impact of a purchased company for up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year and the comparable activity of divested companies within the most recent twelve-month period.

The following comparisons exclude the impact of the Teleflex Aerospace Manufacturing Group (“TAMG”), the automotive and industrial driver control, motion systems and fluid handling systems business, the automotive pedal systems business, the Sermatech International business, a European medical product sterilization business and a small medical business, which have been presented in our consolidated financial results as discontinued operations (see Note 16 for discussion of discontinued operations).

Comparison of 2007 and 2006

Net revenues increased 14% in 2007 to $1.93 billion from $1.69 billion in 2006, entirely due to acquisitions and foreign currency movements. The Medical, Aerospace and Commercial segments comprised 54%, 23% and 23% of our 2007 revenues, respectively.

There was no core revenue growth in 2007 overall as compared to 2006. Core growth in our Aerospace Segment was 7%, and our Medical and Commercial Segments declined 1% and 5%, respectively year over year.

Materials, labor and other product costs as a percentage of revenues improved to 64.8% in 2007 from 65.4% in 2006, due primarily to cost and productivity improvements in our Medical segment and the benefits of our restructuring initiatives and other cost reduction efforts which offset the negative impact from a $29 million charge related to a fair value adjustment to inventory acquired in the Arrow acquisition, which was sold during 2007. Selling, engineering and administrative expenses as a percentage of revenues increased to 23.0% in 2007 compared with 22.2% in 2006, due primarily to approximately $7 million higher amortization expense from the Arrow acquisition. The $30.0 million write-off of in-process research and development costs is related to in-process R&D projects acquired in the Arrow acquisition which the Company believes have no alternative future use in their current state. During its annual test for goodwill impairment the Company determined $16.4 million of its goodwill attributable to its businesses that manufacture and sell auxiliary power units in the North American heavy truck and rail markets, as well as components and systems for use of alternative fuels in industrial vehicles and passenger cars, was impaired. Recent softness in certain of these markets negatively impacted the valuation of goodwill resulting in the impairment charge. The remaining $2.5 million goodwill impairment is related to a write-down to the agreed selling price of one of the Company’s variable interest entities in its Commercial segment.

Interest expense increased from $41.2 million to $74.9 million in 2007 principally as a result of higher debt levels since October 1, 2007 incurred in connection with the Arrow acquisition. Interest income increased in 2007 primarily due to higher average cash balances during the first three quarters of 2007. Taxes on income from continuing operations of $122.8 million in 2007 include discrete income tax charges incurred in connection with the Arrow acquisition. Specifically, in connection with funding the acquisition of Arrow, the Company (i) repatriated approximately $197.0 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions; and (ii) changed its position with respect to certain additional previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. These items resulted in a discrete income tax charge in 2007 of approximately

$91.8 million. The effective income tax rate was 112.3% in 2007 compared with 21.6% in 2006. The increase in the effective income tax rate primarily reflects the impact of the repatriation of cash from foreign subsidiaries and the change in position regarding untaxed foreign earnings. Minority interest in consolidated subsidiaries increased $5.7 million in 2007 due to increased profits from our entities that are not wholly-owned. Gain on disposal of discontinued operations was $299.5 million in 2007 as compared to $0.2 million in 2006. The significant increase was driven by the sale of TAMG and the automotive and industrial businesses. Net income for 2007 was $146.5 million compared to $139.4 million for 2006. Diluted earnings per share increased 7% to $3.73 for 2007.

In connection with the October 2007 acquisition of Arrow, the Company formulated a plan related to the future integration of Arrow with the Company’s Medical businesses. The plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. Costs estimated to be incurred affecting Arrow employees and facilities, totaling $31.6 million, have been included in the allocation of the purchase price of Arrow, while costs related to actions that affect Teleflex employees and facilities will be included in restructuring and impairment charges when incurred. Approximately $0.9 million has been charged to restructuring and impairment during the fourth quarter of 2007 with an additional $25-30 million expected in 2008 and 2009, a majority of which is expected to be cash outlays. The Company expects to realize annual savings of between $70-75 million in 2010 when these integration and restructuring actions are complete.

In June 2006, we began certain restructuring initiatives that affected all three of our operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We took these initiatives as a means to improving operating performance and to better leverage our existing resources. The charges associated with the 2006 restructuring program that are included in restructuring and impairment charges during 2007 and 2006 totaled $3.4 million and $3.0 million, respectively. The segment component of the 2007 charges are 53%, 39% and 8% attributable to our Medical, Aerospace and Commercial Segments, respectively. The segment component of the 2006 charges are 51%, 37% and 12% attributable to our Medical, Aerospace and Commercial Segments, respectively. As of December 31, 2007, we expect to incur future restructuring costs associated with our 2006 restructuring program of between $1.0 million and $2.0 million in our Medical Segment over the next two quarters. Also during 2007, we determined that three minority held investments and certain fixed assets were impaired and recorded an aggregate charge of $3.9 million, which is included in restructuring and impairment charges.

During the fourth quarter of 2004, we announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The actions have included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services. The charges, including changes in estimates, associated with the 2004 restructuring and divestiture program for continuing operations that are included in restructuring and impairment charges during 2007, 2006, and 2005 totaled $0.7 million, $10.4 million and $23.4 million, respectively. The $0.7 million and $10.4 million was attributable to our Medical Segment. Of the $23.4 million, 87% and 13% were attributable to our Medical and Aerospace Segments, respectively. As of December 31, 2007, we do not expect to incur future restructuring costs associated with our 2004 restructuring and divestiture program.

Certain 2005 costs associated with the 2004 restructuring and divestiture program are not included in restructuring and impairment charges. All inventory adjustments that resulted from the 2004 restructuring and divestiture program and certain other costs associated with closing out businesses during 2005 are included in materials, labor and other product costs in the Aerospace segment and totaled $2.0 million.

For a more complete discussion of our restructuring programs, see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Comparison of 2006 and 2005

Revenues increased 8% in 2006 to $1.69 billion from $1.56 billion in 2005, principally due to core growth. The Medical, Aerospace and Commercial segments comprised 51%, 24% and 25% of our 2006 revenues, respectively.

Materials, labor and other product costs as a percentage of revenues improved to 65.4% in 2006 from 66.9% in 2005, due primarily to the benefits of our restructuring initiatives and other cost reduction efforts. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues increased to 22.2% in 2006 compared with 21.4% in 2005, due primarily to $10.4 million of costs associated with the initial phases of an information systems implementation program in our Medical Segment, $6.8 million of stock-based compensation expensed under SFAS No. 123(R) and various temporary inefficiencies in our Medical Segment during the first half of 2006.

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

Interest expense declined in 2006 principally as a result of lower debt balances. Interest income increased in 2006 primarily due to higher average cash balances and more favorable interest rates compared to the prior period. The effective income tax rate was 21.6% in 2006 compared with 20.6% 2005. The increase in the effective income tax rate primarily reflects the favorable impact in 2005 of the American Jobs Creation Act, or AJCA, repatriation benefit. Minority interest in consolidated subsidiaries increased $4.2 million in 2006 due to increased profits from our entities that are not wholly-owned. Net income for 2006 was $139.4 million compared to $138.8 million for 2005. Diluted earnings per share increased 3% to $3.49 for 2006.

We performed an annual impairment test of our recorded goodwill and indefinite-lived intangible assets in the fourth quarter of 2006 and determined that a portion of our goodwill was impaired for which we recorded a charge of $1.0 million. Also during 2006, we determined that three minority held investments and certain fixed assets were impaired and recorded an aggregate charge of $7.4 million, which is included in restructuring and impairment charges.

Segment Reviews

	Year Ended			Year Ended
	December 31,	December 31,	% Increase/	December 31,	December 25,	% Increase/
	2007	2006	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)

Segment data:
Medical	$1,041,349	$858,676	21	$858,676	$831,138	3
Aerospace	451,788	405,372	11	405,372	366,830	11
Commercial	441,195	426,761	3	426,761	363,904	17

Revenues	$1,934,332	$1,690,809	14	$1,690,809	$1,561,872	8

Medical	$182,636	$161,707	13	$161,707	$149,956	8
Aerospace	46,964	40,224	17	40,224	26,643	51
Commercial	22,990	30,498	(25)	30,498	23,595	29

Segment Operating profit	$252,590	$232,429	9	$232,429	$200,194	16

The percentage increases or (decreases) in revenues during the years ended December 31, 2007 and 2006 compared to the respective prior periods were due to the following factors:

	% Increase/(Decrease)
	2007 vs 2006				2006 vs 2005
	Medical	Aerospace	Commercial	Total	Medical	Aerospace	Commercial	Total

Core growth	(1)	7	(5)	—	3	10	17	8
Currency impact	4	1	3	3	—	—	—	—
Acquisitions	18	3	5	11	—	1	—	—

Total Change	21	11	3	14	3	11	17	8

The following is a discussion of our segment operating results. Additional information regarding our segments is presented in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

Medical

Comparison of 2007 and 2006

Medical Segment revenues increased 21% in 2007 to $1,041.3 million from $858.7 million in 2006, entirely due to acquisitions and currency movements. Revenues related to the acquisition of Arrow International contributed $133.8 million, or 16% of this increase. Increased sales of disposable medical products for airway management, respiratory care, urology, and surgical devices to European hospital markets and to Asian hospital markets, was more than offset by a decline in sales of orthopedic specialty devices sold to medical device manufacturers, the phase out of some product lines for medical device manufacturers and a decline in sales of products for alternate sites in North America.

Medical Segment operating profit increased 13% in 2007 to $182.6 million from $161.7 million in 2006 primarily due to the increase in volume from the Arrow acquisition, the positive impact from the full year effect of cost and productivity improvements that began in the second half of 2006, following completion of significant restructuring activities, and currency movements, which more than offset the negative impact from a $29 million charge in 2007 related to the fair value adjustment to inventory acquired in the Arrow acquisition, which was sold in 2007. During the first half of 2006, operating profit was negatively impacted by costs associated with operational inefficiencies and the consolidation of facilities and distribution centers. Operating profit as a percent of revenues decreased to 17.5% in 2007 from 18.8% in 2006.

Assets in the Medical Segment increased $2,419 million or 262%, primarily due to acquisition of Arrow in October 2007.

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

Assets in the Medical Segment declined $4.2 million or 1%, primarily due to the decrease in accounts receivable, deferred tax assets and net property, plant and equipment, offset, in part, by the impact of the Taut acquisition and the impact of currency.

Aerospace

Comparison of 2007 and 2006

Aerospace Segment revenues increased 11% in 2007 to $451.8 million from $405.4 million in 2006. This increase was due to increases of 7% from core growth, 3% from acquisitions and 1% from foreign currency movements. Core growth was primarily attributable to increased sales of on board wide body cargo handling systems and narrow body cargo loading systems, combined with steady increases in sales volume for aftermarket spares and repairs throughout the year.

Aerospace Segment operating profit increased 17% to $47.0 million from $40.2 million in 2006 as a result of higher volume, productivity improvements, and cost control efforts in both the cargo handling systems and engine repair businesses, as well as the positive impact of restructuring in engine repair services. Operating profit as a percent of revenues increased to 10.4% in 2007 from 9.9% in 2006.

Assets in the Aerospace Segment decreased $12.1 million or 5%, primarily due to the sale of the Teleflex Aerospace Manufacturing Group during the second quarter of 2007, offset by the acquisition of Nordisk during the fourth quarter of 2007.

Comparison of 2006 and 2005

Aerospace Segment revenues increased 11% in 2006 to $405.4 million from $366.8 million in 2005. This increase was due to increases of 10% from core growth and 1% from acquisitions. Core growth in wide body cargo handling systems and repair services was partially offset by the $6.5 million decrease in revenues resulting from the phase out of our industrial gas turbine aftermarket services business in 2005.

Aerospace Segment operating profit increased 51% to $40.2 million from $26.6 million in 2005. Volume-related efficiencies and additional higher margin cargo spares sales contributed to the improvement, as did a reduction in losses resulting from the exit of the industrial gas turbine aftermarket services business. Operating profit as a percent of revenues increased to 9.9% in 2006 from 7.3% in 2005.

Assets in the Aerospace Segment increased $4.3 million or 2%, primarily due to the impact of currency.

Commercial

Comparison of 2007 and 2006

Commercial Segment revenues increased 3% in 2007 to $441.2 million from $426.8 million in 2006. The favorable impact of acquisitions and foreign currency movements and an increase in sales of products for marine markets offset a decline in core revenue growth attributable to a significant decline in sales of auxiliary power units in the North American heavy truck market and to lower sales of rigging services where unusually high demand as a result of U.S. Gulf Coast rebuilding activities due to severe weather during 2006 caused unfavorable comparisons in 2007.

Commercial Segment operating profit declined 25% in 2007 to $23.0 million from $30.5 million in 2006. Operating profit was negatively impacted by commodity price increases, lower volumes of auxiliary power units and from approximately $4 million in provisions for warranty and other costs related to prior generation auxiliary power units sold to the North American truck market, which more than offset the positive impact of cost and productivity improvements in the business serving the marine market. Operating profit as a percent of revenues declined to 5.2% in 2007 from 7.1% in 2006.

Assets in the Commercial Segment declined $492 million or 69%, primarily due to the sale of its business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems, and to the $22.6 million impairment of goodwill and other long-lived assets.

Comparison of 2006 and 2005

Commercial Segment revenues increased 17% in 2006 to $426.8 million from $363.9 million in 2005, principally due to core growth. The segment benefited from increased sales in 2006 of alternative fuel systems and auxiliary power units and sales of heavy-duty rigging and cable used in marine construction and the securing of oil platforms resulting from rebuilding efforts in the Gulf of Mexico.

Commercial Segment operating profit increased 29% in 2006 to $30.5 million from $23.6 million in 2005. Operating profit improvements were largely due to higher sales volumes of alternative fuel systems, auxiliary power units, and heavy duty rigging and cable which more than offset the negative impact of increases in commodity pricing impacting our Marine products. Operating profit as a percent of revenues increased to 7.1% in 2006 from 6.5% in 2005.

Assets in the Commercial Segment declined $11.1 million or 2%, primarily due to the decrease in net property, plant and equipment and accounts receivable, offset, in part, by the impact of foreign currency exchange adjustments.

Liquidity and Capital Resources

Operating activities from continuing operations provided net cash of $283.1 million during 2007. Changes in our operating assets and liabilities during 2007 resulted in a net cash inflow of $63.3 million. The most significant change was a decrease in inventories of $62.4 million, $25 million of which is due to the resolution, in 2007, of operational inefficiencies experienced in the Medical segment during the consolidation of facilities and distribution centers in 2005 and 2006 and focused inventory reduction initiatives in the Arrow operations post-acquisition, and $29 million is the impact from a fair value adjustment to inventory acquired in the Arrow acquisition which was sold during 2007. Our financing activities from continuing operations during 2007 consisted primarily of new long-term borrowings of $1.6 billion in connection with the Arrow acquisition, the payment of fees of $21.6 million to obtain that debt, and the repayment of $463.4 million of debt. We repaid approximately $54.0 million of debt in connection with the Arrow acquisition and repaid approximately $386.6 million of long-term debt with the proceeds from the disposal of the automotive and industrial businesses. Our investing activities from continuing operations during 2007 consisted primarily of payments for businesses acquired of $2.2 billion, of which $2.1 billion pertains to the acquisition of Arrow International. During 2007, we received proceeds of approximately $702.3 million from the sale of the Commercial Segment’s automotive and industrial business and the Aerospace Segment’s precision machined components business. Discontinued operations generated approximately $88.5 million of cash flow in 2007.

In connection with the October 2007 acquisition of Arrow, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto (“the Senior Credit Facility”). The Senior Credit Facility provides for a five-year term loan facility of $1.4 billion and a five-year revolving line of credit facility of $400 million, both of which carry initial interest rates of LIBOR + 150 basis points. The Company executed an interest rate swap for $600 million of the term loan from a floating 3 month LIBOR rate to a fixed rate of 4.75%. The obligations under the Senior Credit Facility are guaranteed by substantially all of the material wholly-owned domestic subsidiaries of the Company, and are secured by a pledge of the shares of certain of the Company’s subsidiaries.

In addition, the Company (i) entered into a Note Purchase Agreement, dated as of October 1, 2007, among Teleflex Incorporated and the several purchasers party thereto (the “Note Purchase Agreement”) and issued $200,000,000 in new senior secured notes pursuant thereto (the “2007 notes”), (ii) amended the terms of the note purchase agreement dated July 8, 2004 and the notes issued pursuant thereto (the “2004 Notes”) and the note purchase agreement dated October 25, 2002 and the notes issued pursuant thereto (the “2002 Notes” and, together with the 2004 Notes, the “amended notes”) and (iii) repaid $10.5 million of notes issued pursuant to the note agreements dated November 1, 1992 and December 15, 1993 (the “retired notes”). The retired notes consisted of the 7.40% Senior Notes due November 15, 2007 and the 6.80% Senior Notes, Series B due December 15, 2008.

The 2007 notes and the amended notes, referred to collectively as the “senior notes”, rank pari passu in right of repayment with the Company’s obligations under the Senior Credit Facility (the “primary bank obligations”) and are secured and guaranteed in the same manner as the Senior Credit Facility. JPMorgan Chase Bank, N.A. has been appointed as the collateral agent with respect to the collateral pledged under the Senior Credit Facility and the senior note agreements. The senior notes have mandatory prepayment requirements upon the sale of certain assets and may be accelerated upon certain events of default, in each case, on the same basis as the Senior Credit facility.

The interest rates payable on the amended notes were also modified in connection with the foregoing transactions. Effective October 1, 2007, (a) the 2004 Notes will bear interest on the outstanding principal amount at the following rates: (i) 7.66% in respect of the Series 2004-1 Tranche A Senior Notes due 2011; (ii) 8.14% in respect of the Series 2004-1 Tranche B Senior Notes due 2014; and (iii) 8.46% in respect of the Series 2004-1 Tranche C Senior Notes due 2016; and (b) the 2002 Notes will bear interest on the outstanding principal amount at the rate of 7.82% per annum. Interest rates on the amended notes are subject to reduction based on positive performance relative to financial covenants.

Fixed rate borrowings, excluding the effect of derivative instruments, comprised 34% of total borrowings at December 31, 2007. Fixed rate borrowings, including the effect of derivative instruments, comprised 69% of total borrowings at December 31, 2007. Approximately 4% of our total borrowings of $1,684.3 million are denominated in currencies other than the U.S. dollar, principally the euro.

The Senior Credit Facility and the agreements with the holders of the senior notes contain covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Under the most restrictive of these provisions, on an annual basis $75 million of retained earnings was available for dividends and stock repurchases at December 31, 2007. The Senior Credit Facility and the senior note agreements also require the Company to maintain certain consolidated leverage and interest coverage ratios. Currently, the Company is required to maintain a consolidated leverage ratio (defined in the Senior Credit Facility as “Consolidated Leverage Ratio”) of not more than 4.75 to 1 and an interest coverage ratio (defined in the Senior Credit Facility as “Consolidated Interest Coverage Ratio”) of not less than 3 to 1.

As of December 31, 2007, the Company was in compliance with the terms of the Senior Bank Loan and the senior notes. For additional information regarding our indebtedness, please see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition to the cash generated from operations, we have approximately $352 million available in committed financing through the Senior Credit Facility. The availability of loans under this facility is dependent upon us maintaining our financial condition including our continued compliance with bank covenants. See note 8 for further disclosure of the covenants.

During 2007 the Company repatriated approximately $208 million of cash from its foreign subsidiaries, exclusive of proceeds from the sale of discontinued operations. During the fourth quarter of 2005, in order to take advantage of the provisions of the AJCA, management executed a foreign earnings repatriation plan. Under this plan, we repatriated $304 million of dividends during November and December 2005. Cash repatriated in 2006 was less than $2 million.

Operating activities from continuing operations provided net cash of approximately $198.5 million during 2006. Changes in our operating assets and liabilities during 2006 resulted in a net cash inflow of $5.7 million. The most significant change was a decrease in accounts receivable, which was primarily due to improved cash collection. Our financing activities during 2006 consisted primarily of purchases of shares of our common stock of $93.6 million, a reduction in long-term borrowings of $55.0 million, a decrease in notes payable and current borrowings of $59.9 million, and payment of dividends of $44.1 million. Our investing activities during 2006 consisted primarily of capital expenditures of $40.8 million and payments for businesses acquired of $37.4 million. During 2006, we also made a $6.0 million payment in connection with a post-closing purchase price adjustment based on working capital for a divested business. Discontinued operations generated approximately $114.3 million of cash flow.

Operating activities from continuing operations provided net cash of approximately $238.4 million during 2005. Changes in our operating assets and liabilities during 2005 resulted in a net cash inflow of $67.3 million. The most significant change was a decrease in accounts receivable, which was primarily due to improved cash collection including the sale of certain receivables under a non-recourse securitization program. Our financing activities during 2005 consisted primarily of a reduction of long-term borrowings of $270.3 million as a result of improved cash flow, the repatriation of foreign earnings, and proceeds from the disposition of businesses. During 2005 we also paid dividends to minority shareholders of $62.5 million and made purchases of shares of our common stock of $46.5 million. Our investing activities in 2005 consisted primarily of proceeds from the sale of businesses and assets of $132.3 million. Discontinued operations contributed approximately $81.0 million of cash flow.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn sells interests in those receivables to a commercial paper conduit. The conduit issues notes secured by those interests to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. The total amount of accounts receivable sold to the special purpose entity were $124.3 million and $171.5 million at December 31, 2007 and December 31, 2006, respectively. The special purpose entity has received cash consideration of $39.7 million and $40.0 million for the interests in the accounts receivable it has sold to the commercial paper conduit at December 31, 2007 and December 31, 2006, respectively, which amounts were removed from the consolidated balance sheet at such dates in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the program may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which further limit the Company’s ability to repurchase shares under this program. Through December 31, 2007, no shares have been purchased under this plan.

On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of our outstanding common stock over twelve months ended July 2006. In June 2006, our Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the Board’s authorization, we repurchased a total of 2,317,347 shares on the open market during 2005 and 2006 for an aggregate purchase price of $140.0 million, and aggregate fees and commissions of $0.1 million, with 1,627,247 shares repurchased during 2006 for an aggregate purchase price of $93.5 million, and aggregate fees and commissions of $0.1 million.

The valuation allowance for deferred tax assets of $68.5 million and $50.5 million at December 31, 2007 and December 31, 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax asset. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increase in 2007 was primarily attributable to the recording of deferred tax assets associated with state tax loss carryforwards at full value which required a valuation allowance.

The following table provides our net debt to total capital ratio:

	2007	2006
	(Dollars in thousands)

Net debt includes:
Current borrowings	$185,129	$31,022
Long-term borrowings	1,499,130	487,370

Total debt	1,684,259	518,392
Less: Cash and cash equivalents	201,342	248,409

Net debt	$1,482,917	$269,983

Total capital includes:
Net debt	$1,482,917	$269,983
Shareholders’ equity	1,328,843	1,189,421

Total capital	$2,811,760	$1,459,404

Percent of net debt to total capital	53%	18%

The increase in our percent of net debt to total capital for 2007 as compared to 2006 is primarily due to new borrowings associated with the Arrow acquisition.

We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and meet debt obligations.

Contractual obligations at December 31, 2007 are as follows:

		Payments due by period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Total borrowings	$1,684,259	$185,129	$205,670	$1,066,860	$226,600
Interest obligations(1)	513,616	111,884	200,921	156,449	44,362
Operating lease obligations	132,170	29,116	45,281	32,571	25,202
Minimum purchase obligations(2)	89,608	87,788	1,807	13	—

Total contractual obligations	$2,419,653	$413,917	$453,679	$1,255,893	$296,164

(1)	Interest obligations include the impact of the Company’s interest rate swap.

(2)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to material purchase requirements.

We also have obligations with respect to income tax uncertainties and our pension and other postretirement benefit plans. See Notes 12 and 13, respectively to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

The Company’s contractual obligations at December 31, 2007 are significantly different than at December 31, 2006 due to the debt incurred in connection with the acquisition of Arrow International in 2007 and to the divestiture of businesses in its Commercial and Aerospace segments in 2007.

Off Balance Sheet Arrangements

We have residual value guarantees under operating leases for plant and equipment. The maximum potential amount of future payments we could be required to make under these guarantees is approximately $1.9 million.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn sells interests in those receivables to a commercial paper conduit. The conduit issues notes secured by those interests to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. The total amount of accounts receivable sold to the special purpose entity were $124.3 million and $171.5 million at December 31, 2007 and December 31, 2006, respectively. The special purpose entity has received cash consideration of $39.7 million and $40.0 million for the interests in the accounts receivable it has sold to the commercial paper conduit at December 31, 2007 and December 31, 2006, respectively, which amounts were removed from the consolidated balance sheet at such dates in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

See also Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

Inventory Utilization

Inventories are valued at the lower of cost or market. Inherent in this valuation are significant management judgments and estimates concerning excess inventory and obsolescence rates. Based upon these judgments and estimates, we record a reserve to adjust the carrying amount of our inventories. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Our inventory reserve was $35.9 million and $46.6 million at December 31, 2007 and December 31, 2006, respectively.

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

Accounting for Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, we perform an annual impairment test of our recorded goodwill. In addition, we test our other indefinite-lived intangible assets for impairment. These impairment tests can be significantly altered by estimates of future performance, long-term discount rates and market price valuation multiples. These estimates will likely change over time. Several of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. Goodwill and other intangible assets totaled $2,587.8 million and $725.8 million at December 31, 2007 and December 31, 2006, respectively.

Acquired In-Process Research and Development

In connection with the acquisition of Arrow International, the Company recorded a $30 million charge to operations during 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, for in-process research and development (“IPR&D”) assets acquired that the Company determined had no alternative future use in their current state.

As part of the preliminary purchase price allocation for Arrow, approximately $30 million of the purchase price has been allocated to acquire in-process research and development projects. The amount allocated to the acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

The value assigned to the acquired in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the acquired in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

The rate of 14 percent utilized to discount the net cash flows to their present value was based on estimated cost of capital calculations and the implied rate of return from the Company’s acquisition model plus a risk premium. Due to the nature of the forecasts and the risks associated with the developmental projects, appropriate risk-adjusted discount rates were used for the in-process research and development projects. The discount rates are based on the stage of completion and uncertainties surrounding the successful development of the purchased in-process technology projects.

The purchased in-process technology of Arrow relates to research and development projects in the following product families: Central Venus Access Catheters (“CVC”) and Specialty Care Catheters (“Specialty Care”).

The most significant purchased set of in-process technologies relates to the CVC Product Family for which the Company has estimated a value of $25 million. The projects included in this product family’s in-process technology include the Hi-C Project, PICC Triple Lumen, Antimicrobial PICC, and the Elcam-Catheter Tip Positioning Technology. It is anticipated that CVC in-process technologies will begin producing revenues sometime in 2008, subject to receipt of appropriate regulatory approvals. Material net cash inflows (net of operating costs, including costs to complete clinical trials) from the use of the CVC in-process technologies are expected to commence in 2009. The estimated remaining total costs to complete these clinical trials are expected to be approximately $4 million.

The remaining purchased set of in-process technologies relates to the Specialty Care Product Family for which the Company has estimated a value of $5 million. The projects included in this product family’s in-process technology include the Ethanol Lock Program and Antimicrobial CHDC. It is anticipated that Specialty Care in-process technologies will begin producing revenues sometime in 2008, subject to receipt of appropriate regulatory approvals. Material net cash inflows (net of operating costs, including costs to complete clinical trials) from the use of the Specialty Care in-process technologies are expected to commence in 2009. The estimated remaining total costs to complete these clinical trials are expected to be approximately $3 million to $4 million.

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements, including, for example, changes requested by the FDA in connection with pre-market approval applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company’s product development efforts will be successful on a timely basis or within budget, if at all. The failure of the Company to develop new products and product enhancements on a timely basis or within budget could harm the Company’s results of operations and financial condition. For additional risks that may affect the Company’s business and prospects following completion of the merger, see “Risk Factors” commencing on page 12 of this Annual Report on Form 10-K.

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

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. A 50 basis point increase in the assumed discount rate would have decreased the total net periodic pension and postretirement healthcare expense for 2007 by approximately $1.2 million and would have decreased the projected benefit obligation at December 31, 2007 by approximately $23.0 million. A 50 basis point decrease in the assumed discount rate would have increased these amounts by approximately $1.5 million and $24.8 million, respectively. A 50 basis point change in the expected return on plan assets would have impacted 2007 annual pension expense by approximately $1.0 million. A 1.0% increase in the assumed healthcare trend rate would have increased the 2007 benefit expense by approximately $0.3 million and would have increased the projected benefit obligation by approximately $4.0 million. A 1.0% decrease in the assumed healthcare trend rate would have decreased the 2007 benefit expense by approximately $0.2 million and would have decreased the projected benefit obligation by approximately $3.5 million.

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

Accounting for Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for accounts receivable when the collection of the full amount of the account is doubtful. The allowance is based on our historical experience, the period an account is outstanding, the financial position of the customer and information provided by credit rating services. We review the allowance periodically and adjust it as necessary. Our allowance for doubtful accounts was $10.2 million at December 31, 2007 and $10.1 million at December 31, 2006.

Product Warranty Liability

Most of our sales are covered by warranty provisions for the repair or replacement of qualifying defective items for a specified period after the time of the sales. We estimate our warranty costs and liability based on a number of factors including historical trends of units sold, the status of existing claims, recall programs and communication with customers. Our estimated product warranty liability was $20.0 million and $14.1 million at December 31, 2007 and December 31, 2006, respectively.

Accounting for Income Taxes

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potentially litigation, the outcome of which is uncertain. Management must make judgments about such uncertainties and determine estimates of our tax assets and liabilities. To the extent the final outcome differs, future adjustments to our tax assets and liabilities will be necessary. Our income taxes payable was $85.8 million and $16.1 million at December 31, 2007 and December 31, 2006, respectively.

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

We are required to assess whether the earnings of our foreign subsidiaries will be permanently reinvested in the respective foreign jurisdictions or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States. As a result of the Arrow acquisition, we reconsidered our position with respect to recognition of deferred tax liabilities on outside basis differences (including undistributed earnings) relating to foreign subsidiaries. As a result, deferred taxes were provided in the third quarter with respect to $301.5 million of undistributed foreign earnings. In addition, deferred taxes were provided with respect to $49.4 million of undistributed foreign earnings of Arrow foreign subsidiaries. In connection with the sale of our automotive and industrial businesses, we determined that non-U.S. proceeds from the sale totaling approximately $267.7 million would also be repatriated in the foreseeable future. We remain permanently reinvested with respect to the remainder of our foreign undistributed earnings.

Significant judgment is required in determining income tax provisions under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS No. 109) and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109” (“FIN 48”), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

See Note 12 for additional information regarding the Company’s uncertain tax positions.

Accounting Standards Issued But Not Yet Adopted

Fair Value Measurements:  In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

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

Business Combinations:  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141(R)’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.

SFAS No. 141(R) replaces Statement 141’s cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. In addition, SFAS No. 141(R) changes the allocation and treatment of acquisition-related costs, restructuring costs that the acquirer expected but was not obligated to incur, the recognition of assets and liabilities assumed arising from contingencies and the recognition and measurement of goodwill. This statement is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations. The Company is currently assessing the impact of SFAS No. 141(R) on its consolidated financial position and results of operations.

Noncontrolling Interests:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a noncontrolling interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that the changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 15, 2008; earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s financial position, results of operations and cash flows.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Interest rate swaps are used to manage a portion of our interest rate risk. The table below is an analysis of the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates shown below are weighted average rates of the debt portfolio based on December 31,

2007 rates. For the swaps, notional amounts and related interest rates are shown by year of maturity. The fair value, net of tax of the interest rate swap as of December 31, 2007 was a loss of $8.9 million.

	Year of Maturity
	2008	2009	2010	2011	2012		Thereafter	Total
	(Dollars in thousands)

Fixed rate debt	$16,980	$—	$—	$145,000	$180,000		$226,600	$568,580
Average interest rate	5.8%	0.0%	0.0%	7.7%	7.7%		8.2%	7.8%
Variable rate debt	$168,149	$103,490	$102,180	$102,180	$639,680			$1,115,679
Average interest rate	6.4%	6.4%	6.4%	6.4%	6.8%			6.6%
Amount subject to swaps:
Variable to fixed(1)					$600,000
Average rate to be received					3 months	USD Libor
Average rate to be paid					4.75%

(1)	The notional value of the interest rate swap is $600 million at inception and amortizes down to a notional value of $350 million at maturity in 2012.

A 1.0% change in variable interest rates would adversely or positively impact our expected net earnings by approximately $3.2 million, for the period ended December 31, 2008.

Foreign Currency Risk

We are exposed to fluctuations in market values of transactions in currencies other than the functional currencies of certain subsidiaries. We have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows from these exposures. These are all contracts to buy or sell a foreign currency against the U.S. dollar. The fair value of the open forward contracts as of December 31, 2007 was less than $0.1 million. The following table presents our open forward currency contracts as of December 31, 2007, which mature in 2008 and 2009. Forward contract notional amounts presented below are expressed in the stated currencies (in thousands). The total notional amount for all contracts translates to approximately $98 million.

     Forward Currency Contracts:

Buy/(Sell)

Japanese yen	(394,056)
Euros	(29,032)
Mexican peso	80,325
Malaysian ringgits	59,902
Singapore dollars	34,294
British pounds	1,823

A movement of 10% in the value of the U.S. dollar against foreign currencies would impact our expected net earnings by approximately $2.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(c) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the following:

As a result of our acquisition of Arrow International, Inc. (“Arrow”) in October 2007, our internal control over financial reporting now includes the operation of the businesses from Arrow. These controls were excluded from our Section 404 assessment in 2007.

In October 2007, the Company implemented a new Enterprise Resource Planning (“ERP”) system providing full supply chain operation functionality at all US and Mexican facilities supporting the Medical Products and Surgical Devices business. The ERP solution provider chosen was SAP and is readily available, industry standard software. The now operational ERP system replaced multiple legacy financial systems. As a result of this implementation, several of the Company’s underlying business processes were modified and/or redesigned to conform with and support the consolidated ERP platform. This new ERP system and the related processes were included within the scope of management’s assessment and testing of its internal controls for 2007.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For the information required by this Item 10, other than with respect to our Executive Officers, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2008 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2008 Annual Meeting will be filed within 120 days of the close of our fiscal year.

For the information required by this Item 10 with respect to our Executive Officers, see Part I of this report on page 11, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required by this Item 11, see “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2008 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item 12 under Item 403 of Regulation S-K, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2008 Annual Meeting, which information is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2007 regarding our 1990 Stock Compensation Plan, 2000 Stock Compensation Plan and Global Employee Stock Purchase Plan:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	1,780,274	$54.76	779,808
Equity compensation plans not approved by security holders	—	—	12,541(1)

(1)	12,541 shares are available under purchase rights granted to our non-United States employees under our Global Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2008 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for our 2008 Annual Meeting, which information is incorporated herein by reference.

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

By:	/s/ Kevin K. Gordon
Kevin K. Gordon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Charles E. Williams
Charles E. Williams
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ George Babich, Jr. George Babich, Jr. Director	By:	/s/ Judith M. von Seldeneck Judith M. von Seldeneck Director

By:	/s/ Patricia C. Barron Patricia C. Barron Director	By:	/s/ John J. Sickler John J. Sickler Director

By:	/s/ Jeffrey P. Black Jeffrey P. Black Chairman, Chief Executive Officer & Director	By:	/s/ Benson F. Smith Benson F. Smith Director

By:	/s/ William R. Cook William R. Cook Director	By:	/s/ Harold L. Yoh III Harold L. Yoh III Director

By:	/s/ Dr. Jeffrey A. Graves Dr. Jeffrey A. Graves Director	By:	/s/ James W. Zug James W. Zug Director

By:	/s/ Sigismundus W.W. Lubsen Sigismundus W.W. Lubsen Director

Dated: February 29, 2008

TELEFLEX INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Page

II Valuation and qualifying accounts	F-47

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Management has excluded Arrow International Inc. (“Arrow”) from its assessment of internal control over financial reporting as of December 31, 2007 since it was acquired in a purchase business combination during the fourth quarter of 2007. Arrow is a wholly-owned subsidiary with total assets as of December 31, 2007 of $2.4 billion and total revenues of $134 million since the date of acquisition.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Jeffrey P. Black Jeffrey P. Black Chairman and Chief Executive Officer	/s/ Kevin K. Gordon Kevin K. GordonExecutive Vice President and Chief Financial Officer Chief Financial Officer

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, December 31, 2006, and December 25, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Arrow International Inc. (“Arrow”) from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Arrow from our audit of internal control over financial reporting. Arrow is a wholly-owned subsidiary whose total assets and total revenues represent $2.4 billion and $134 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 29, 2008

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31,	December 31,	December 25,
	2007	2006	2005
	(Dollars and shares in thousands,
	except per share)

Net revenues	$1,934,332	$1,690,809	$1,561,872
Materials, labor and other product costs	1,253,978	1,105,652	1,044,762

Gross profit	680,354	585,157	517,110
Selling, engineering and administrative expenses	445,254	374,961	333,828
In-process research and development charge	30,000	—	—
Goodwill impairment	18,896	1,003	—
Restructuring and other impairment charges	11,352	21,320	23,449
(Gain) loss on sales of businesses and assets	1,110	732	(14,114)

Income from continuing operations before interest, taxes and minority interest	173,742	187,141	173,947
Interest expense	74,876	41,200	44,033
Interest income	(10,482)	(6,277)	(4,363)

Income from continuing operations before taxes and minority interest	109,348	152,218	134,277
Taxes on income from continuing operations	122,767	32,919	27,611

Income (loss) from continuing operations before minority interest	(13,419)	119,299	106,666
Minority interest in consolidated subsidiaries, net of tax	28,949	23,211	19,018

Income (loss) from continuing operations	(42,368)	96,088	87,648

Operating income from discontinued operations (including net gain on disposal of $299,456, $182 and $34,851 respectively)	349,917	64,580	74,623
Taxes on income from discontinued operations	161,065	21,238	23,454

Income from discontinued operations	188,852	43,342	51,169

Net income	$146,484	$139,430	$138,817

Earnings (losses) per share:
Basic:
Income (loss) from continuing operations	$(1.08)	$2.42	$2.16
Income from discontinued operations	$4.81	$1.09	$1.26

Net income	$3.73	$3.51	$3.43

Diluted:
Income (loss) from continuing operations	$(1.08)	$2.40	$2.14
Income from discontinued operations	$4.81	$1.08	$1.25

Net income	$3.73	$3.49	$3.39

Weighted average common shares outstanding:
Basic	39,259	39,760	40,516
Diluted	39,259	39,988	40,958

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Dollars and shares in thousands)

ASSETS
Current assets
Cash and cash equivalents	$201,342	$248,409
Accounts receivable, net	341,963	376,404
Inventories	419,188	415,879
Prepaid expenses	31,051	27,689
Deferred tax assets	12,025	60,963
Assets held for sale	4,241	10,185

Total current assets	1,009,810	1,139,529
Property, plant and equipment, net	430,976	422,178
Goodwill	1,502,256	514,006
Intangibles and other assets	1,211,172	259,229
Investments in affiliates	26,594	23,076
Deferred tax assets	7,189	3,419

Total assets	$4,187,997	$2,361,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$47,572	$24,324
Current portion of long-term borrowings	137,557	6,698
Accounts payable	133,654	210,890
Accrued expenses	180,110	115,657
Payroll and benefit-related liabilities	84,251	74,407
Income taxes payable	85,805	16,125
Deferred tax liabilities	21,733	164

Total current liabilities	690,682	448,265
Long-term borrowings	1,499,130	487,370
Deferred tax liabilities	379,467	25,272
Pension and postretirement benefit liabilities	78,910	97,191
Other liabilities	168,782	71,861

Total liabilities	2,816,971	1,129,959

Minority interest in equity of consolidated subsidiaries	42,183	42,057
Commitments and contingencies (See Note 14)
Shareholders’ equity
Common shares, $1 par value Issued: 2007 — 41,794 shares; 2006 — 41,364 shares	41,794	41,364
Additional paid-in capital	252,108	223,609
Retained earnings	1,118,053	1,034,669
Accumulated other comprehensive income	56,919	30,035

	1,468,874	1,329,677
Less: Treasury stock, at cost	140,031	140,256

Total shareholders’ equity	1,328,843	1,189,421

Total liabilities and shareholders’ equity	$4,187,997	$2,361,437

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 25,
	2007	2006	2005
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$146,484	$139,430	$138,817
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(188,852)	(43,342)	(51,169)
Depreciation expense	50,958	47,023	50,612
Amortization expense of intangible assets	20,856	10,939	11,852
Amortization expense of deferred financing costs	6,946	1,332	1,071
In process research and development charge	30,000	—	—
Stock-based compensation	7,515	5,858	—
(Gain) loss on sales of businesses and assets	1,110	732	(14,114)
Impairment of long-lived assets	6,912	8,444	5,324
Impairment of goodwill	18,896	1,003	—
Deferred income taxes	83,154	(2,792)	13,683
Minority interest in consolidated subsidiaries	28,949	23,211	19,018
Other	6,898	960	(3,975)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	5,399	30,619	39,857
Inventories	62,449	5,014	1,712
Prepaid expenses	(455)	(8,106)	9,143
Accounts payable and accrued expenses	9,473	(16,111)	18,124
Income taxes payable	(13,604)	(5,751)	(1,570)

Net cash provided by operating activities from continuing operations	283,088	198,463	238,385

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	1,620,000	—	109,208
Reduction in long-term borrowings	(463,391)	(55,031)	(270,335)
Payments of debt issuance costs	(21,565)	—	—
Increase (decrease) in notes payable and current borrowings	1,321	(59,912)	18,092
Proceeds from stock compensation plans	24,171	11,952	23,173
Payments to minority interest shareholders	(21,259)	(129)	(62,544)
Purchases of treasury stock	—	(93,552)	(46,518)
Dividends	(48,929)	(44,096)	(39,320)

Net cash provided by (used in) financing activities from continuing operations	1,090,348	(240,768)	(268,244)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(44,734)	(40,772)	(38,563)
Payments for businesses acquired, net of cash acquired	(2,174,517)	(37,370)	(14,701)
Proceeds from sales of businesses and assets	702,314	3,644	132,281
Proceeds from (investments in) affiliates	(5,554)	2,597	62
Working capital payment for divested business	—	(6,029)	—

Net cash provided by (used in) investing activities from continuing operations	(1,522,491)	(77,930)	79,079

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	110,500	146,199	96,648
Net cash used in financing activities	(4,889)	(9,337)	7,736
Net cash used in investing activities	(17,104)	(22,578)	(23,337)

Net cash provided by discontinued operations	88,507	114,284	81,047

Effect of exchange rate changes on cash and cash equivalents	13,481	14,824	(6,686)

Net increase (decrease) in cash and cash equivalents	(47,067)	8,873	123,581
Cash and cash equivalents at the beginning of the year	248,409	239,536	115,955

Cash and cash equivalents at the end of the year	$201,342	$248,409	$239,536

Cash interest paid	$53,650	$40,206	$40,548

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock			Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Total	Income
	(Dollars and shares in thousands, except per share)

Balance at December 26, 2004	40,450	$40,450	$173,013	$839,838	$57,608	26	$(1,176)	$1,109,733
Net income				138,817				138,817	$138,817
Cash dividends ($0.97 per share)				(39,320)				(39,320)
Financial instruments marked to market, net of tax of $1,213					(944)			(944)	(944)
Cumulative translation adjustment					(47,076)			(47,076)	(47,076)
Minimum pension liability adjustment, net of tax of $375					(2,974)			(2,974)	(2,974)

Comprehensive income									$87,823

Shares issued under compensation plans	673	673	31,537			(32)	1,376	33,586
Deferred compensation						82	(3,230)	(3,230)
Purchases of treasury stock						690	(46,518)	(46,518)

Balance at December 25, 2005	41,123	$41,123	$204,550	$939,335	$6,614	766	$(49,548)	$1,142,074
Net income				139,430				139,430	$139,430
Cash dividends ($1.105 per share)				(44,096)				(44,096)
Financial instruments marked to market, net of tax of $753					1,234			1,234	1,234
Cumulative translation adjustment					47,468			47,468	47,468
Minimum pension liability adjustment, net of tax of $4,256					(8,117)			(8,117)	(8,117)

Comprehensive income									$180,015

Adoption of SFAS No. 158, net of tax of $10,514					(17,164)			(17,164)
Shares issued under compensation plans	241	241	19,059			(38)	2,497	21,797
Deferred compensation						(9)	347	347
Purchases of treasury stock						1,627	(93,552)	(93,552)

Balance at December 31, 2006	41,364	$41,364	$223,609	$1,034,669	$30,035	2,346	$(140,256)	$1,189,421
Net income				146,484				146,484	146,484
Cash dividends ($1.245 per share)				(48,929)				(48,929)
Financial instruments marked to market, net of tax of $5,011					(8,176)			(8,176)	(8,176)
Cumulative translation adjustment (“CTA”)					73,199			73,199	73,199
Reclassification of CTA to gain					(50,898)			(50,898)	(50,898)
Pension liability adjustment, net of tax of $1,020					12,759			12,759	12,759

Comprehensive income									$173,368

Shares issued under compensation plans	430	430	28,973			(6)	221	29,624
Adoption of FIN No. 48				(14,171)				(14,171)
Deferred compensation			(474)			3	4	(470)

Balance at December 31, 2007	41,794	$41,794	$252,108	$1,118,053	$56,919	2,343	$(140,031)	$1,328,843

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

Note 1 —	Summary of significant accounting policies

Consolidation:  The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (the “Company”). Also, in accordance with FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” the Company consolidates variable interest entities in which it bears a majority of the risk of the potential losses or gains from a majority of the expected returns. Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the Company has significant influence but not a controlling equity interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method. In 2007, the Company changed the fiscal year end from the last Sunday in December to December 31. This change is effective commencing with the 2007 fiscal year. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include management’s estimates and assumptions that affect the recorded amounts.

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

Fair values:  The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 2007 and December 31, 2006.

Cash and cash equivalents:  All highly liquid debt instruments with an original maturity of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates their current market value.

Accounts receivable:  Accounts receivable represents amounts due from customers related to the sale of products. An allowance for doubtful accounts is maintained and represents the Company’s estimate of probable losses on realization of the full receivable. The allowance is provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for doubtful accounts was $10.2 million and $10.1 million as of December 31, 2007 and December 31, 2006, respectively.

Inventories:  Inventories are valued at the lower of cost or market. The cost of the Company’s inventories is determined by the “first-in, first-out” method for catheter and related product inventories and by the average cost method for other inventory categories. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating market value, the Company evaluates inventory for excess and obsolete quantities based on estimated usage and sales.

Property, plant and equipment:  Property, plant and equipment are stated at cost, net of accumulated depreciation. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Other additions and those improvements

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which increase the capacity or lengthen the useful lives of the assets are also capitalized. With minor exceptions, straight-line composite lives for depreciation of property, plant and equipment are as follows: land improvements — 5 years; buildings — 30 years; machinery and equipment — 3 to 10 years; computer equipment and software — 3 to 5 years. Leasehold improvements are depreciated over the remaining lease periods. Repairs and maintenance costs are expensed as incurred.

Goodwill and other intangible assets:  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually or more frequently if there is a triggering event. Impairment losses, if any, are recorded as part of income from operations. The goodwill impairment test is applied to each of the Company’s reporting units. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The goodwill impairment test is applied using a two-step approach. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach. If the reporting unit carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amounts.

The Company performs its annual impairment test of its recorded goodwill and indefinite-lived intangible assets in the fourth quarter each year unless interim indications of impairment exist. In 2007 and 2006, following the process described in the preceding paragraph, it determined that a portion of its goodwill was impaired and recorded a charge of $18.9 million and $1.0 million, respectively. No instances of impairments were found in 2005.

Intangible assets consisting of intellectual property, customer lists and distribution rights are being amortized over their estimated useful lives, which are as follows: intellectual property 3 to 20 years, customer lists 5 to 30 years, distribution rights 3 to 22 years. The weighted average amortization period is 17 years. Tradenames of $330 million are considered indefinite lived. The Company continually evaluates the reasonableness of the useful lives of these assets. During 2007, the company terminated certain contractual relationships that resulted in an impairment charge of $2.5 million which is included in restructuring and other impairment charges.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-based compensation expense recognized under SFAS No. 123(R) for 2007 and 2006 was $7.5 million and $6.8 million, respectively and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2007 and 2006 was $1.5 million and $1.4 million, respectively.

As of December 31, 2007, unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $5.4 million, which is expected to be recognized over a weighted-average period of 1.65 years. Unamortized share-based compensation cost related to non-vested shares (restricted stock), net of expected forfeitures, was $2.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application method. The Company’s consolidated financial statements for 2006 and 2007 reflect the impact of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS No. 123(R), the Company’s results of operations prior to fiscal 2006 have not been retroactively adjusted to reflect, and do not include, the impact of SFAS No. 123(R).

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in 2006 and 2007 included compensation expense for (1) stock-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation expense for the stock-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized for fiscal 2006 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the pro forma net income and earnings per share for 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

2005
(Dollars in thousands
except per share)

Net income, as reported	$138,817
Deduct: Stock-based employee compensation determined under fair value based method, net of tax of $1,959	(3,197)

Pro forma net income	$135,620

Earnings per share — basic:
Net income per share, as reported	$3.43
Pro forma net income per share	$3.35
Earnings per share — diluted:
Net income per share, as reported	$3.39
Pro forma net income per share	$3.32

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

The fair value for options granted in 2007 and 2006 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The fair value for options granted in 2005 was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2007	2006	2005

Risk-free interest rate	3.18%	4.44%	4.09%
Expected life of option	4.54 yrs.	4.46 yrs.	4.60 yrs.
Expected dividend yield	2.03%	1.57%	1.70%
Expected volatility	26.32%	23.36%	24.44%

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant judgment is required in determining income tax provisions under SFAS No. 109 and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109” (“FIN 48”), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Interest accrued related to unrecognized tax benefits and income tax related penalties are both included in taxes on income from continuing operations. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from product sales, net of estimated returns and other allowances based on historical experience and current trends, are recognized upon shipment of products to customers or distributors. Revenues from services provided are recognized as the services are rendered and comprised 9.9%, 10.7% and 10.3% of net revenues in 2007, 2006 and 2005, respectively.

The Company considers the criteria presented in SFAS No. 48, “Revenue Recognition When Right of Return Exists,” in determining the appropriate revenue recognition treatment. The Company’s normal policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. However, in the limited cases where an arrangement provides a right of return to the customer, including a distributor, the Company believes it has the ability to reasonably estimate the amount of returns based on its substantial historical experience with respect to these arrangements. The Company accrues any costs or losses that may be expected in connection with any returns in accordance with SFAS No. 5, “Accounting for Contingencies.” Revenues and materials, labor and other product costs are reduced to reflect estimated returns.

The Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” to its customer incentive programs, which include discounts or rebates. Appropriate allowances are determined and recorded as a reduction of revenue.

Reclassifications:  Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation including discontinued operations (see Note 16). Certain financial information is presented on a rounded basis, which may cause minor differences.

Note 2 —	New accounting standards

Uncertain Tax Positions:  In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. In connection with its adoption of the provisions of FIN No. 48 on January 1, 2007, the Company recognized a charge of approximately $14.2 million to retained earnings.

See Note 12 for additional information regarding the Company’s uncertain tax positions.

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

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

Business Combinations:  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141(R)’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.

SFAS No. 141(R) replaces Statement 141’s cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. In addition, SFAS No. 141(R) changes the allocation and treatment of acquisition-related costs, restructuring costs that the acquirer expected but was not obligated to incur, the recognition of assets and liabilities assumed arising from contingencies and the recognition and measurement of goodwill. This statement is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations. The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial position and results of operations.

Noncontrolling Interests:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a noncontrolling interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, that the changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 15, 2008 and earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s financial position, results of operations and cash flows.

Note 3 —	Acquisitions

 Acquisition of Arrow International, Inc.

On October 1, 2007, the Company acquired all of the outstanding capital stock of Arrow International, Inc. (“Arrow”) for approximately $2.1 billion. Arrow is a global provider of catheter-based access and therapeutic

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products for critical and cardiac care. The transaction was financed with cash, borrowings under a new senior secured syndicated bank loan and proceeds received through the issuance of privately placed notes. The results of operations for Arrow are included in the Company’s Medical Segment from the date of acquisition.

Under the terms of the transaction, the Company paid $45.50 per common share in cash, or $2,094.6 million in total, to acquire all of the outstanding common shares of Arrow. In addition, the Company paid $39.1 million in cash for outstanding stock options of Arrow. Pursuant to the terms of the agreement, upon the change in control of Arrow, Arrow’s outstanding stock options became fully vested and exercisable and were cancelled in exchange for the right to receive an amount for each share subject to the stock option, equal to the excess of $45.50 per share over the exercise price per share of each option. The aggregate purchase price of $2,104.0 million includes transaction costs of approximately $10.8 million.

In conjunction with the acquisition of Arrow, the Company repaid approximately $35.1 million of debt, representing substantially all of Arrow’s existing outstanding debt as of October 1, 2007.

The Company financed the all cash purchase price and related transaction costs associated with the Arrow acquisition, and the repayment of substantially all of Arrow’s outstanding debt with $1,672.0 million from borrowings under a new senior secured syndicated bank loan and proceeds received through the issuance of privately placed notes (see Note 10) and cash on hand of approximately $433.5 million.

The acquisition of Arrow was accounted for under the purchase method of accounting. As such, the cost to acquire Arrow was allocated to the respective assets and liabilities acquired based on their preliminary estimated fair values as of the closing date.

The following table summarizes the purchase price allocation of the cost to acquire Arrow based on the preliminary fair values as of October 1, 2007:

(Dollars in
millions)

Assets
Current assets	$404.4
Property, plant and equipment	183.1
Intangible assets	931.4
Goodwill	1,042.1
Other assets	43.0

Total assets acquired	$2,604.0

Less:
Current liabilities	$131.4
Deferred tax liabilities	326.9
Other long-term liabilities	41.7

Liabilities assumed	$500.0

Net assets acquired	$2,104.0

The Company is in the process of finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocation as of the acquisition date, which will be adjusted as additional information related to the fair values of assets acquired and liabilities assumed becomes known.

Certain assets acquired in the Arrow merger qualify for recognition as intangible assets apart from goodwill in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The preliminary estimated fair value of intangible assets acquired included customer related intangibles of

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$498.7 million, trade names of $249.0 million and purchased technology of $153.4 million. Customer related intangibles have a useful life of 25 years and purchased technology have useful lives ranging from 7-15 years. Tradenames have an indefinite useful life. A portion of the purchase price allocation, $30 million, representing in-process research and development was deemed to have no future alternative use and was charged to expense as of the date of the combination. Goodwill is not deductible for tax purposes.

The amount of the purchase price allocated to the acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products.

The value assigned to the acquired in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value using a rate of 14%. The revenue projections used to value the acquired in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

The purchased in-process technology of Arrow relates to research and development projects in the following product families: Central Venus Access Catheters (“CVC”) and Specialty Care Catheters (“Specialty Care”).

The most significant purchased set of in-process technologies relates to the CVC Product Family for which the Company has estimated a value of $25 million. The projects included in this product family’s in-process technology include the Hi-C Project, PICC Triple Lumen, Antimicrobial PICC, and the Elcam-Catheter Tip Positioning Technology. It is anticipated that CVC in-process technologies will begin producing revenues sometime in 2008, subject to receipt of appropriate regulatory approvals. Material net cash inflows (net of operating costs, including costs to complete clinical trials) from the use of the CVC in-process technologies are expected to commence in 2009. The estimated remaining total costs to complete these clinical trials are expected to be approximately $4 million.

The remaining purchased set of in-process technologies relates to the Specialty Care Product Family for which the Company has estimated a value of $5 million. The projects included in this product family’s in-process technology include the Ethanol Lock Program and Antimicrobial CHDC. It is anticipated that Specialty Care in-process technologies will begin producing revenues sometime in 2008, subject to receipt of appropriate regulatory approvals. Material net cash inflows (net of operating costs, including costs to complete clinical trials) from the use of the Specialty Care in-process technologies are expected to commence in 2009. The estimated remaining total costs to complete these clinical trials are expected to be approximately $3 million to $4 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information for the years ended December 31, 2007 and 2006 gives effect to the Arrow merger as if it was completed at the beginning of each of the respective periods.

	2007	2006
	(Dollars in thousands, except per share amounts)

Net revenue	$2,323,3	$2,181.6
Income from continuing operations	$(84.6)	$(5.4)
Net income	$104.2	$37.9
Basic earnings per common share:
Income from continuing operations	$(2.16)	$(0.14)
Net income	$2.65	$0.95
Diluted earnings per common share:
Income from continuing operations	$(2.16)	$(0.14)
Net income	$2.65	$0.95
Weighted average common shares outstanding:
Basic	39,259	39,760
Diluted	39,259	39,760

The unaudited pro forma combined financial information presented above includes special charges in both periods for the $35.8 million inventory step-up, the $30.0 million in-process research and development write-off that is charged to expense as of the date of the combination and the $1.0 million financing costs paid to third parties for the amended notes. In addition, the 2007 pro forma combined financial information includes a discrete income tax charge of approximately $90.2 million in connection with funding the acquisition of Arrow related to the Company’s repatriation of cash from foreign subsidiaries. See Note 12 — Income taxes for more information concerning the repatriation of cash.

 Integration of Arrow

In connection with the acquisition of Arrow, the Company has formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. Some portions of the plan have not as yet been finalized, however the Company does not expect the finalization of these programs to result in a material adjustment to the estimated costs to implement the plan.

The Company has recognized an aggregate amount of $31.6 million as a liability assumed in the acquisition of Arrow, and included in the allocation of the purchase price, for the estimated costs to carry out the integration plan. Of this amount, $18.4 million relate to employee termination costs, $4.3 million to

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility closures and $8.9 million to termination of certain distribution agreements, and other actions. Set forth below is the activity in the integration cost accrual from October 1, 2007 through December 31, 2007:

	Involuntary Employee	Facility	Other
	Termination Benefits	Closure Costs	Integration Costs	Total
	(Dollars in millions)

Balance at acquisition	$18.4	$4.3	$8.9	$31.6
Cash payments	(3.6)	—	—	(3.6)

Balance at December 31, 2007	$14.8	$4.3	$8.9	$28.0

It is anticipated that a majority of these costs will be incurred in 2008; however, it is currently projected that the costs for some portions of the manufacturing integration will be incurred through the third quarter of 2010.

In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company expects to take actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4 “Restructuring” and such costs incurred will be charged to earnings and included in “restructuring and impairment costs” within the consolidated statement of operations.

 Acquisition of Nordisk Aviation Products

In November 2007, the company acquired Nordisk Aviation Products a.s. (Nordisk), a world leader in developing, supplying and servicing containers and pallets for air cargo, for approximately $27 million, net of cash acquired. The results of Nordisk are included in the Company’s Aerospace Segment. Revenues in 2007 were $11 million.

 Acquisition of Specialized Medical Devices, Inc.

In April 2007, the Company acquired the assets of HDJ Company, Inc. (“HDJ”) and its wholly owned subsidiary, Specialized Medical Devices, Inc. (“SMD”), a provider of engineering and manufacturing services to medical device manufacturers, for approximately $25.0 million. The results for HDJ are included in the Company’s Medical Segment. Revenues in 2007 were $12 million.

 Acquisition of Southern Wire Corporation.

In April 2007, the Company acquired substantially all of the assets of Southern Wire Corporation (“Southern Wire”), a wholesale distributor of wire rope cables and related hardware, for approximately $20.6 million. The results for Southern Wire are included in the Company’s Commercial Segment. Revenues in 2007 were $22 million.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Acquisition of Taut, Inc.

On November 8, 2006, the Company completed the acquisition of Taut, Inc. (“Taut”), a producer of instruments and devices for minimally invasive surgical procedures, particularly laparoscopic surgery, for $28.0 million. The results for Taut are included in the Company’s Medical Segment.

Note 4 —	Restructuring

The amounts recognized in restructuring and impairment charges for 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
	(Dollars in thousands)

2007 Arrow integration program	$916	$—	$—
2006 restructuring program	3,437	2,951	—
Aerospace segment restructuring activity	—	609	—
2004 restructuring and divestiture program	675	10,382	23,449
Aggregate impairment charges — investments and certain fixed assets	6,324	7,378	—

Restructuring and other impairment charges	$11,352	$21,320	$23,449

 2007 Arrow Integration Program

In connection with the acquisition of Arrow, the Company has formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. In as much as the actions affect employees and facilities of Arrow, the resultant costs have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex will be charged to earnings and included in “restructuring and impairment costs” within the consolidated statement of operations. As of December 31, 2007, the Company estimates that an aggregate of approximately $25-30 million will be charged to restructuring and other impairment costs when actions are taken or costs are incurred in 2008 and 2009 in connection with this plan. Of this amount, $12-14 million relates to employee termination costs, $4-5 million relates to facility closure costs and $9-11 million relates to termination of certain distribution agreements and other actions. The charges associated with this restructuring program that are included in restructuring and other impairment charges during 2007 were as follows:

2007
Medical
(Dollars in
thousands)

Termination benefits	$916
Contract termination costs	—
Asset impairments	—
Other restructuring costs	—

$916

As of December 31, 2007, $0.6 million of these charges remained in accrued expenses.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 2006 Restructuring Program

In June 2006, the Company began certain restructuring initiatives that affected all three of the Company’s reporting segments. These initiatives involved the consolidation of operations and a related reduction in workforce at several of the Company’s facilities in Europe and North America. The Company has determined to undertake these initiatives as a means to improving operating performance and to better leverage the Company’s existing resources.

For 2007 and 2006, the charges associated with the 2006 restructuring program by segment that are included in restructuring and other impairment charges were as follows:

	2007
	Medical	Aerospace	Commercial	Total
		(Dollars in thousands)

Termination benefits	$1,354	$329	$81	$1,764
Contract termination costs	408	377	(42)	743
Asset impairments	—	592	—	592
Other restructuring costs	46	35	257	338

	$1,808	$1,333	$296	$3,437

	2006
	Medical	Aerospace	Commercial	Total
		(Dollars in thousands)

Termination benefits	$1,419	$1,042	$246	$2,707
Contract termination costs	—	—	92	92
Other restructuring costs	94	58	—	152

	$1,513	$1,100	$338	$2,951

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

At December 31, 2007, the accrued liability associated with the 2006 restructuring program consisted of the following and the component for termination benefits is due within twelve months:

	Balance at				Balance at
	December 31,	Subsequent			December 31,
	2006	Accruals	Payments	Dispositions	2007
	(Dollars in thousands)

Termination benefits	$3,406	$1,764	$(2,036)	$(1,917)	$1,217
Contract termination costs	95	743	(274)	(3)	561
Other restructuring costs	4	338	(338)	(4)	—

	$3,505	$2,845	$(2,648)	$(1,924)	$1,778

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at			Net Effect of	Balance at
	December 25,	Subsequent		Discontinued	December 31,
	2005	Accruals	Payments	Operations	2006
			(Dollars in thousands)

Termination benefits	$—	$2,707	$(1,216)	$1,915	$3,406
Contract termination costs	—	92	—	3	95
Other restructuring costs	—	152	(152)	4	4

	$—	$2,951	$(1,372)	$1,922	$3,505

As of December 31, 2007, the Company expects to incur the following future restructuring expenses associated with the 2006 restructuring program in its Medical segment over the next two quarters:

Medical
(Dollars in
thousands)

Termination benefits	$1,000-2,000
Contract termination costs	—
Other restructuring costs	—

$1,000-2,000

 Aerospace Segment Restructuring Activity

During the first quarter of 2006, the Company began a restructuring activity in its Aerospace Segment. The actions related to the closure of a manufacturing facility, termination of employees and relocation of operations. For 2006, the Company recorded termination benefits of $0.4 million, asset impairments of $0.1 million and other nominal restructuring costs that are included in restructuring and other impairment charges. Actions under this program are complete and there are no accrued liabilities at December 31, 2007.

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

Certain costs associated with the 2004 restructuring and divestiture program are not included in restructuring and other impairment charges. All inventory adjustments that resulted from the 2004 restructuring and divestiture program and certain other costs related to the Company’s Aerospace Segment associated with closing out businesses during 2005 are included in materials, labor and other product costs and totaled $2.0 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2007, 2006 and 2005, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program by segment that are included in restructuring and impairment charges were as follows:

	2007	2006
	Medical
	(Dollars in thousands)

Termination benefits	$(37)	$(706)
Contract termination costs	—	2,122
Asset impairments	—	927
Other restructuring costs	712	8,039

	$675	$10,382

	2005
	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Termination benefits	$6,492	$517	$(62)	$6,947
Contract termination costs	1,184	—	(154)	1,030
Asset impairments	3,270	1,898	—	5,168
Other restructuring costs	9,694	610	—	10,304

	$20,640	$3,025	$(216)	$23,449

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2004 restructuring and divestiture program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities in the Company’s Medical Segment. Asset impairments relate primarily to machinery and equipment associated with the consolidation of manufacturing facilities. Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.

Set forth below is a reconciliation of the Company’s accrued liability associated with the 2004 restructuring and divestiture program.

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		December 31,
	2006	Estimates	Payments	2007
	(Dollars in thousands)

Termination benefits	$204	$(37)	$(142)	$25
Contract termination costs	1,952	—	(765)	1,187
Other restructuring costs	99	712	(811)	—

	$2,255	$675	$(1,718)	$1,212

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Subsequent
	Balance at	Accruals and		Balance at
	December 25,	Changes in		December 31,
	2005	Estimates	Payments	2006
		(Dollars in thousands)

Termination benefits	$7,848	$(706)	$(6,938)	$204
Contract termination costs	775	2,122	(945)	1,952
Other restructuring costs	31	8,039	(7,971)	99

	$8,654	$9,455	$(15,854)	$2,255

As of December 31, 2007, the Company does not expect to incur additional restructuring expenses associated with the 2004 restructuring and divestiture program.

 Impairment Charges

During the fourth quarter of 2007, the following events took place:

•	The majority investors in two of the Company’s minority held investments notified the Company of plans to sell these companies at amounts that are below the Company’s carrying value. Accordingly, the Company recorded an other than temporary decline in value of $2.3 million related to these investments.

•	The Company signed a letter of intent to sell its ownership interest in one of its variable interest entities at a selling price that is below the Company’s carrying value. Accordingly, the Company recorded an impairment charge of $3.8 million, of which $2.5 million related to the impairment of goodwill. (See Note 7.)

•	The Company terminated certain contractual relationships in the Commercial Segment. As a result, intangible assets were determined to be impaired, resulting in a $2.5 million impairment charge.

•	An asset reclassified to held for sale was determined to be impaired and a $0.3 million impairment charge was recognized.

During 2006, the Company determined there was an other than temporary decline in value in three minority held investments and certain fixed assets were impaired. Accordingly, the Company recorded an aggregate charge of $7.4 million, which is included in restructuring and other impairment charges.

Note 5 —	Inventories

Inventories at year end consisted of the following:

	2007	2006
	(Dollars in thousands)

Raw materials	$179,560	$214,440
Work-in-process	61,912	65,058
Finished goods	213,631	182,954

	455,103	462,452
Less: Inventory reserve	(35,915)	(46,573)

Inventories	$419,188	$415,879

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Property, plant and equipment

The major classes of property, plant and equipment, at cost, at year end are as follows:

	2007	2006
	(Dollars in thousands)

Land, buildings and leasehold improvements	$260,936	$244,095
Machinery and equipment	392,872	689,608
Computer equipment and software	76,076	66,991
Construction in progress	54,447	41,921

	784,331	1,042,615
Less: Accumulated depreciation	(353,355)	(620,437)

Property, plant and equipment, net	$430,976	$422,178

Note 7 —	Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by reporting segment, for 2007 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Goodwill at December 31, 2006	$391,830	$7,298	$114,878	$514,006
Acquisitions	1,049,918	—	7,597	1,057,515
Dispositions		(981)	(67,192)	(68,173)
Impairment		—	(18,896)	(18,896)
Adjustments(1)	(2,145)	—	963	(1,182)
Translation adjustment	13,291	—	5,695	18,986

Goodwill at December 31, 2007	$1,452,894	$6,317	$43,045	$1,502,256

(1)	Goodwill adjustments relate primarily to the finalization of purchase price allocations.

Of the $18.9 million of goodwill impairment in 2007, $16.4 million is attributable to the Company’s power and fuel systems businesses in the Commercial segment. These businesses manufacture and sell auxiliary power units in the North American heavy truck and rail markets as well as components and systems for use of alternative fuels in industrial vehicles and passenger cars. Recent softness in certain of these markets negatively impacted the valuation of goodwill resulting in the impairment charge. The remaining $2.5 million goodwill impairment is related to a write-down to the agreed selling price of one of the Company’s variable interest entities in its Commercial segment.

Intangible assets at year end consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2007	2006	2007	2006
	(Dollars in thousands)

Customer lists	$568,701	$84,593	$23,643	$20,246
Intellectual property	229,325	68,476	39,100	28,388
Distribution rights	28,139	36,266	16,437	19,124
Trade names	338,834	90,252	311	—

	$1,164,999	$279,587	$79,491	$67,758

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $20.9 million, $10.9 million, and $11.9 million for 2007, 2006 and 2005, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)

2008	$47,400
2009	46,400
2010	46,300
2011	46,000
2012	44,700

Note 8 —	Borrowings

The components of long-term debt are as follows:

	2007	2006
	(Dollars in thousands)

Senior Credit Facility:
Term loan facility, at an average rate of 6.60%, due 10/1/2012	$1,035,200	$—
2007 Notes:
7.62% Series A Senior Notes, due 10/1/2012	130,000	—
7.94% Series B Senior Notes, due 10/1/2014	40,000	—
Floating Rate Series C Senior Notes, due 10/1/2012	26,600	—
Amended Notes:
7.66% Series 2004-1 Tranche A Senior Notes due 7/8/2011	145,000	150,000
7.82% Senior Notes due 10/25/2012	50,000	50,000
8.14% Series 2004-1 Tranche B Senior Notes due 7/8/2014	96,500	100,000
8.46% Series 2004-1 Tranche C Senior Notes due 7/8/2016	90,100	100,000
Retired Notes:
7.40% Senior Notes due November 15, 2007	—	3,500
6.80% Senior Notes, Series B due December 15, 2008	—	7,000
Term loan note, non-U.S. dollar denominated, at a rate of 5.8%, with a maturity of less than 1 year	16,944	54,797
Revolving credit at an average interest rate of 5.6%, due 2011	—	19,591
Other debt and mortgage notes, at interest rates ranging from 3% to 7%	6,343	9,180

	1,636,687	494,068
Current portion of borrowings	(137,557)	(6,698)

	$1,499,130	$487,370

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred the following financing costs in 2007:

Total
(Dollars in
thousands)

Senior Credit Facility:
Term loan facility	$14,540
Revolving credit facility	3,707
Senior Notes:
7.62% Series A Senior Notes	803
7.94% Series B Senior Notes	247
Floating Rate Series C Senior Notes	185
Amended Notes — paid to creditor	1,083

Deferred Financing Costs	$20,565

On October 1, 2007, the Company acquired all of the outstanding capital stock of Arrow for approximately $2.1 billion. The transaction was financed with cash, borrowings under a new senior secured syndicated bank loan and proceeds received through the issuance of privately placed notes.

In connection with the acquisition, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto, (the “Senior Credit Facility”). The Senior Credit Facility provides for a five-year term loan facility of $1.4 billion and a five-year revolving line of credit facility of $400 million, both of which carry initial interest rates of LIBOR + 150 basis points. The Company also executed an interest rate swap for $600 million of the term loan from a floating 3 month U.S. dollar LIBOR rate to a fixed rate of 4.75%. The swap amortizes down to a notional value of $350 million at maturity in 2012. The obligations under the Senior Credit Facility are obligations of the Company and substantially all of its material wholly-owned domestic subsidiaries of the Company and are secured by a pledge of shares of certain of the Company’s domestic and foreign subsidiaries.

In addition, the Company (i) entered into a Note Purchase Agreement, dated as of October 1, 2007, among Teleflex Incorporated and the several purchasers party thereto (the “Note Purchase Agreement”) and issued $200 million in new senior secured notes pursuant thereto (the “2007 notes”), (ii) amended the terms of the note purchase agreement dated July 8, 2004 and the notes issued pursuant thereto (the “2004 Notes”) and the note purchase agreement dated October 25, 2002 and the notes issued pursuant thereto (the “2002 Notes” and, together with the 2004 Notes, the “amended notes”) and (iii) repaid $10.5 million of notes issued pursuant to the note agreements dated November 1, 1992 and December 15, 1993 (the “retired notes”).

The retired notes consisted of the 7.40% Senior Notes due November 15, 2007 and the 6.80% Senior Notes, Series B due December 15, 2008.

The 2007 notes and the amended notes, referred to collectively as the “senior notes”, rank pari passu in right of repayment with the Company’s obligations under the Senior Credit Facility (the “primary bank obligations”) and are secured and guaranteed in the same manner as the primary bank obligations. In connection with the foregoing, the holders of the senior notes have entered into a Collateral Agency and Intercreditor Agreement with the Company, pursuant to which JPMorgan Chase has been appointed as collateral agent with respect to the collateral pledged by the Company under the Senior Credit Facility and the senior note agreements. The senior notes have mandatory prepayment requirements upon the sale of certain assets and may be accelerated upon certain events of default, in each case, on the same basis as the primary bank obligations.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rates payable on the amended notes were also modified in connection with the foregoing transactions. Effective October 1, 2007, (a) the 2004 Notes will bear interest on the outstanding principal amount at the following rates: (i) 7.66% in respect of the Series 2004-1 Tranche A Senior Notes due 2011; (ii) 8.14% in respect of the Series 2004-1 Tranche B Senior Notes due 2014; and (iii) 8.46% in respect of the Series 2004-1 Tranche C Senior Notes due 2016; and (b) the 2002 Notes will bear interest on the outstanding principal amount at the rate of 7.82% per annum. Interest rates on the amended notes are subject to reduction based on positive performance by the Company relative to financial covenants.

The Senior Credit Facility and the agreements with the holders of the senior notes contain covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Under the most restrictive of these provisions, on an annual basis $75 million of retained earnings was available for dividends and stock repurchases at December 31, 2007. The Senior Credit Facility and the senior note agreements also require the Company to maintain certain consolidated leverage and interest coverage ratios. Currently, the Company is required to maintain a consolidated leverage ratio (defined in the Senior Credit Facility as “Consolidated Leverage Ratio”) of not more than 4.75 to 1 and an interest coverage ratio (defined in the Senior Credit Facility as “Consolidated Interest Coverage Ratio”) of not less than 3 to 1. As of December 31, 2007, the Company was in compliance with the terms of the Senior Credit Facility and the senior notes.

Notes payable at December 31, 2007 consists of $41.8 million borrowed under the revolving line of credit, at an average interest rate of 6.69% and $5.8 million of demand loans due to banks at an average interest rate of 4.76%. Notes payable was comprised primarily of borrowings denominated in Euros and British pounds. The company has approximately $352 million available in committed financing through the Senior Credit Facility.

The carrying value of year-end long-term borrowings did not differ materially from fair value.

The aggregate amounts of notes payable and long-term debt, including capital leases, maturing in the next five years are as follows:

(Dollars in
thousands)

2008	$185,129
2009	103,490
2010	102,180
2011	247,180
2012	819,680

Note 9 —	Financial instruments

The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps for exposure to interest rate changes. These cash flow hedges are recorded on the balance sheet at fair market value and subsequent changes in value are recognized in the statement of income or as part of comprehensive income. Approximately $2.8 million of the amount in accumulated other comprehensive income at December 31, 2007 would be reclassified as expense to the statement of income during 2008 should foreign currency exchange rates and interest rates remain at December 31, 2007 levels.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides financial instruments activity included as part of accumulated other comprehensive income, net of tax:

	2007	2006
	(Dollars in thousands)

Amount at beginning of year	$(749)	$(1,983)
Additions and revaluations	(3,325)	3,048
Clearance of hedge results to income	(4,851)	(1,814)
Amount at end of year	$(8,925)	$(749)

Note 10 —	Shareholders’ equity

The authorized capital of the Company is comprised of 200 million common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.

On July 25, 2005, the Company’s Board of Directors authorized the repurchase of up to $140 million of outstanding Company common stock over twelve months ended July 2006. In June 2006, the Company’s Board of Directors extended for an additional six months, until January 2007, its authorization for the repurchase of shares. Under the approved plan, the Company repurchased a total of 2,317 thousand shares on the open market during 2005 and 2006 for an aggregate purchase price of $140.0 million, and aggregate fees and commissions of $0.1 million.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through December 31, 2007, no shares have been purchased under this Board authorization.

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

	2007	2006	2005
	(Shares in thousands)

Basic shares	39,259	39,760	40,516
Dilutive shares assumed issued	—	228	442

Diluted shares	39,259	39,988	40,958

Weighted average stock options of 1,780 thousand, 406 thousand and 199 thousand were antidilutive and therefore not included in the calculation of earnings per share for 2007, 2006 and 2005, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income at year end consisted of the following:

	2007	2006
	(Dollars in thousands)

Financial instruments marked to market, net of tax	$(8,925)	$(749)
Cumulative translation adjustment	95,958	73,657
Defined benefit pension and postretirement plans, net of tax	(30,114)	(42,873)

Accumulated other comprehensive income	$56,919	$30,035

Note 11 —	Stock compensation plans

The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. The terms of the 2000 Stock Compensation plan authorize the issuance of options to purchase up to 4,000,000 shares of common stock. Outstanding options generally are exercisable three to five years after the date of the grant and expire no more than ten years after the grant.

The following table summarizes the option activity as of December 31, 2007 and changes during the year then ended:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life In Years	Value
				(Dollars in thousands)

Outstanding, beginning of the year	2,108,998	$51.96
Granted	329,694	68.48
Exercised	(412,638)	47.59
Forfeited or expired	(245,780)	61.18

Outstanding, end of the year	1,780,274	$54.76	6.6	$17,066

Exercisable, end of the year	1,226,524	$50.65	5.8	$15,716

As of December 31, 2007, 779,808 shares were available for future grant under the plans.

The weighted average grant-date fair value was $15.48, $14.24 and $12.45 for options granted during 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised was $11.2 million, $4.5 million and $11.1 million during 2007, 2006 and 2005, respectively.

During 2007, the Company issued 93,639 shares of restricted stock with vesting periods ranging from 6 months to 2 years. The Company recorded $1.4 million of expense related to the portion of these shares that vested during 2007, which is included in selling, engineering and administrative expenses.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Income taxes.

The following table summarizes the components of the provision for income taxes from continuing operations:

	2007	2006	2005
	(Dollars in thousands)

Current:
Federal	$(5,943)	$(24,424)	$13,087
State	2,531	278	(813)
Foreign	40,725	37,881	7,197
Deferred:
Federal	94,858	31,098	10,060
State	18	27	925
Foreign	(9,422)	(11,941)	(2,845)

	$122,767	$32,919	$27,611

Taxes of $122.8 million on income from continuing operations include discrete income tax charges incurred in connection with funding the acquisition of Arrow International. Specifically, the Company (i) repatriated approximately $197 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions and (ii) changed its position with respect to certain previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. The change in the permanently reinvested treatment of the previously untaxed foreign earnings allows for future cash repatriations to be used to service debt. As a result of the change in its permanently reinvested position, the company recorded a tax charge of approximately $91.8 million.

At December 31, 2007, the cumulative unremitted earnings of other subsidiaries outside the United States, considered permanently reinvested, for which no income or withholding taxes have been provided, approximated $553.1 million. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

In 2007, the Company completed the sale of two significant business units: 1) the precision-machined components business in the Aerospace segment, and 2) the automotive and industrial driver controls, motion systems and fluid handling systems business in the Commercial segment. These business units had income before taxes for 2007 of $50.5 million, which has been reported as part of discontinued operations, along with the related taxes on income of $15.5 million. The Company recorded gains on the sale of these business units of $299.5 million, along with the related taxes on the gain of $145.6 million. The gain and related taxes have also been reported as part of discontinued operations.

The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes and minority interest:

	2007	2006	2005
	(Dollars in thousands)

United States	$(57,130)	$24,270	$41,207
Other	166,478	127,948	93,070

	$109,348	$152,218	$134,277

Income taxes paid were $67.2 million, $65.6 million, and $29.5 million in 2007, 2006 and 2005 respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2007	2006	2005

Federal statutory rate	35.00%	35.00%	35.00%
Taxes on foreign earnings	(27.69)%	(14.68)	(12.85)%
Goodwill Impairment	7.34%
State taxes net of federal benefit	(1.33)%	1.08%	(0.25)%
Change in permanent reinvestment position	84.40%	4.05%	—
Uncertain tax contingencies	4.48%	1.10%	0.33%
In process research and development charge	9.60%	—	—
Valuation allowance	4.53%	1.78%	0.08%
American Jobs Creation Act repatriation benefit	—	—	(4.34)%
Canada financing benefit	(6.01)%	(9.94)%	—
Other, net	1.95%	3.25%	2.58%

	112.27%	21.64%	20.55%

Significant components of the deferred tax assets and liabilities at year end were as follows:

	2007	2006
	Dollars in thousands

Deferred tax assets:
Tax loss carryforwards	$92,728	$77,110
Intangibles — asset acquisitions	9,513	22,027
Accrued employee benefits	17,365	24,894
Tax credit carryforwards	12,555	36,120
Pension	14,061	2,426
Inventories	785	7,765
Bad debts	2,804	3,679
Reserves and accruals	31,280	20,632
Other	16,746	11,137
Less: valuation allowance	(68,526)	(50,533)

Total deferred tax assets	129,311	155,257

Deferred tax liabilities
Fixed assets	48,587	42,201
Intangibles — stock acquisitions	353,830	50,589
Foreign exchange	(4,970)	1,685
Accrued expenses	6,356	8,798
Unremitted foreign earnings	107,495	6,151

Total deferred tax liabilities	511,298	109,424

Net deferred tax asset (liability)	$(381,987)	$45,833

Under the laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2007, the tax effect of such carryforwards approximated $105.3 million. Of this amount, $24.9 million has no expiration date, $1.8 million expires after 2007 but before the end of 2012, and $78.6 million expires after 2012. A substantial amount of

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these carryforwards consist of tax losses which were acquired in an acquisition by the Company in 2004. Therefore, the utilization of these tax attributes is subject to an annual limitation imposed by section 382 of the Internal Revenue Code. It is not expected that this annual limitation will prevent the Company from utilizing its carryforwards. The determination of state net operating loss carryforwards are dependent upon the U.S. subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change from year to year and impact the amount of such carryforward.

The valuation allowance for deferred tax assets of $68.5 million and $50.5 million at December 31, 2007 and December 31, 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increase in 2007 was primarily attributable to the recording of deferred tax assets associated with state tax loss carryforwards which required a valuation allowance.

Several foreign subsidiaries continue to operate under separate “tax holiday” arrangements granted by certain foreign jurisdictions. The nature and extent of such arrangements vary and the benefits of such arrangements phase out in future years according to the specific terms and schedules as set forth by the particular taxing authorities having jurisdiction over the arrangements. The most significant arrangement, in Singapore, set to expire in March 2008, has been renegotiated at a rate still lower than that of the Singapore statutory rate. The revised agreement is set to expire in March 2015.

Uncertain Tax Positions:  On January 1, 2007, the Company adopted the provisions of FIN 48, and as a result of that adoption, the Company recognized a charge of $14.2 million to retained earnings. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

Balance at January 1, 2007	$66,116
Unrecognized tax benefits associated with subsidiary acquired October 1, 2007	15,278
Unrecognized tax benefits related to prior years	11,721
Unrecognized tax benefits related to the current year	11,137
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(3,739)
Decrease in unrecognized tax benefits attributable to subsidiary dispositions	(4,416)
Increase in unrecognized tax benefits due to foreign currency translation	4,318

Balance at December 31, 2007	$100,415

The total liabilities associated with the unrecognized tax benefits that, if recognized would impact the effective tax rate were $28.7 million and $36.2 million at January 1 2007 and December 31, 2007 respectively. Upon the adoption of SFAS No. 141(R), effective for fiscal years beginning after December 15, 2008, certain unrecognized tax benefits that would not have an impact on the Company’s effective tax rate if realized (or re-measured) prior to the adoption of SFAS No. 141(R) would have an impact on the Company’s effective tax rate if realized (or re-measured) after the adoption of SFAS No. 141(R). Prior to the adoption of FAS 141(R), the adjustment to the FIN 48 reserve is recorded as an increase to goodwill if an expense, and, if a benefit, is applied to reduce goodwill. Subsequent to the adoption of FAS 141(R) (effective for the Company with its year beginning January 1, 2009) the above rule will no longer apply and any expense or benefit associated with realizing (or re-measuring) the unrecognized tax benefit will be recorded as part of income tax expense. The Company is currently assessing the impact of SFAS No. 141(R) on its consolidated financial position and results of operations.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, and the corresponding liability is included within the FIN 48 liability in the consolidated Balance Sheets. The expense for interest and penalties reflected in income from continuing operations for the year ended December 31, 2007 was $3.8 million and $1.4 million respectively (interest is net of related tax benefits where applicable). The corresponding liabilities in the Consolidated Balance Sheets for interest and penalties were $11.3 million and $4.9 million respectively at December 31, 2007 ($5.5 million and $1.7 million at January 1, 2007).

The taxable years that remain subject to examination by major tax jurisdictions area as follows:

	Beginning	Ending	Excluding

United States	2000	2007
Canada	2003	2007
France	2000	2007	2003,2004
Germany	1998	2007
Italy	2003	2007
Singapore	2005	2007
Malaysia	2000	2007
Sweden	2002	2007
United Kingdom	2004	2007

The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As a result of the outcome of ongoing or future examinations, or due to the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2007. Based on the status of various examinations by the relevant federal, state, and foreign tax authorities, the Company anticipates that certain examinations may be concluded within the next twelve months of the reporting date of the Company’s consolidated financial statements, the most significant of which are in Germany, France, and the United States. Due to the potential for resolution of foreign and US examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next twelve months by a range of zero to $17 million.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net benefit cost for pension and postretirement benefit plans consisted of the following:

	Pension			Other Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)

Service cost	$4,302	$3,607	$4,716	$548	$311	$280
Interest cost	13,565	11,784	11,339	1,950	1,490	1,342
Expected return on plan assets	(16,441)	(12,553)	(9,978)	—	—	—
Net amortization and deferral	2,404	2,465	898	1,157	937	740
Curtailment charge (credit)	—	—	(585)	—	—	79

Net benefit cost	$3,830	$5,303	$6,390	$3,655	$2,738	$2,441

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.46%	5.71%	5.75%	5.85%	5.75%	5.75%
Rate of return	7.52%	8.73%	8.54%	—	—	—
Initial healthcare trend rate	—	—	—	8.0%	9.0%	10.0%
Ultimate healthcare trend rate	—	—	—	4.5%	4.5%	4.5%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information on the Company’s pension and postretirement benefit plans, measured as of year end, and the amounts recognized in the consolidated balance sheet and in accumulated other comprehensive income were as follows:

	Pension			Other Benefits
	2007	2007	2006
	Over Funded	Under Funded		2007	2006
	(Dollars in thousands)

Benefit obligation, beginning of year	$—	$233,399	$207,145	$28,465	$26,110
Service cost	1,200	3,101	3,332	578	311
Interest cost	1,497	12,068	11,784	1,950	1,490
Amendments	—	—	765	—	1,102
Actuarial loss	(8,215)	(17,157)	11,294	150	1,478
Currency translation	—	3,350	7,574	—	—
Benefits paid	(1,023)	(8,344)	(8,468)	(2,651)	(2,194)
Medicare Part D reimbursement	—	—	—	241	168
Acquisitions	95,698	6,548	—	18,470	—
Divestitures	—	(23,564)	(27)	(1,500)	—

Projected benefit obligation, end of year	89,157	209,401	233,399	45,703	28,465

Fair value of plan assets, beginning of year	—	161,837	144,436	—	—
Acquisition	116,647	575	—	—	—
Divestitures	—	(4,075)	—	—	—
Actual return on plan assets	(3,247)	3,294	12,101	—	—
Contributions	—	17,145	10,990	—	—
Benefits paid	(1,023)	(8,344)	(8,468)	—	—
Currency translation	—	526	2,778	—	—

Fair value of plan assets, end of year	112,377	170,958	161,837	—	—

Funded status, end of year	$23,220	$(38,443)	$(71,562)	$(45,703)	$(28,465)

Amounts recognized in the consolidated balance sheet:

	Pension		Other Benefits
	2007	2006	2007	2006
	(Dollars in thousands)

Prepaid benefit cost	$23,220	$1,158	$—	$—
Payroll and benefit-related liabilities	(1,924)	(1,920)	(3,312)	(2,074)
Pension and postretirement benefit liabilities	(36,519)	(70,800)	(42,391)	(26,391)
Accumulated other comprehensive income	37,670	55,384	10,458	12,997

	$22,447	$(16,178)	$(35,245)	$(15,468)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income:

	Pension
						Accumulated
	Prior					Other
	Service				Minimum	Comprehensive
	Cost	Transition	Net (Gain)	Deferred	Pension	Income,
	(Credit)	Obligation	or Loss	Taxes	Liability	Net of Tax
	(Dollars in thousands)

Balance at December 25, 2005	$—	$—	$—	$(10,783)	$28,375	$17,592
Record FAS 87 liability				(4,598)	12,328	7,730
Adoption of SFAS No. 158	(417)	987	54,814	(5,278)	(40,703)	9,403

Balance at December 31, 2006	(417)	987	54,814	(20,659)	—	34,725
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	30	2	(2,438)	897	—	(1,509)
Curtailment	(301)	—	—	112	—	(189)
Amounts arising during the period:					—
Divestiture	—	(989)	(1,785)	1,035	—	(1,739)
Actuarial changes in benefit obligation	—	—	(12,269)	4,516	—	(7,753)
Impact of currency translation	36	—	—	(13)	—	23

Balance at December 31, 2007	$(652)	$—	$38,322	$(14,111)	$—	$23,558

	Other Benefits
						Accumulated
	Prior					Other
	Service				Minimum	Comprehensive
	Cost	Initial	Net (Gain)	Deferred	Pension	Income,
	(Credit)	Obligation	or Loss	Taxes	Liability	Net of Tax
	(Dollars in thousands)

Balance at December 25, 2005	$—	$—	$—	$—	$—	$—
Adoption of SFAS No. 158	1,570	1,292	10,135	(4,849)	—	8,148

Balance at December 31, 2006	1,570	1,292	10,135	(4,849)	—	8,148
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(172)	(217)	(738)	420	—	(707)
Curtailment	—	(61)	—	23	—	(38)
Amounts arising during the period:
Divestiture			(1,500)	560	—	(940)
Actuarial changes in benefit obligation	—	—	149	(56)	—	93

Balance at December 31, 2007	$1,398	$1,014	$8,046	$(3,902)	$—	$6,556

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions for U.S. and foreign plans used in determining benefit obligations as of year end were as follows:

	Pension		Other Benefits
	2007	2006	2007	2006

Discount rate	6.32%	5.46%	6.45%	5.85%
Expected return on plan assets	8.19%	7.52%	—	—
Rate of compensation increase	3.38%	3.0%	—	—
Initial healthcare trend rate	—	—	7.8%	8.0%
Ultimate healthcare trend rate	—	—	4.7%	4.5%

The discount rate for U.S. plans of 6.45% was established by comparing the projection of expected benefit payments to the Citigroup Pension Discount Curve (published monthly) as of December 31, 2007. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, the Company solves for the single spot rate to apply to all obligations of the plan that will exactly match the previously determined present value.

The Citigroup Pension Discount Curve is constructed beginning with a U.S. Treasury par curve that reflects the entire Treasury and Separate Trading of Registered Interest and Principal Securities (“STRIPS”) market. From the Treasury curve, Citibank produces a AA corporate par curve by adding option-adjusted spreads that are drawn from the AA corporate sector of the Citigroup Broad Investment — Grade Bond Index. Finally, from the AA corporate par curve, Citigroup derives the spot rates that constitute the Pension Discount Curve. For payments beyond 30 years, the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations.

Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $4.0 million and would increase the 2007 benefit expense by $0.3 million. Decreasing the trend rate by 1% would decrease the benefit obligation by $3.5 million and would decrease the 2007 benefit expense by $0.2 million.

The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $283.1 million and $221.9 million for 2007 and 2006, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. and foreign plans with accumulated benefit obligations in excess of plan assets were $209.4 million, $204.0 million $171.0 million, respectively for 2007 and $233.4 million, $221.9 million and $161.8 million, respectively for 2006.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plan asset allocations for U.S. and foreign plans are as follows:

	Target	% of Assets
	Allocation	2007	2006

Equity securities	60%	66%	64%
Debt securities	30%	26%	19%
Real estate	10%	8%	17%

	100%	100%	100%

The Company’s contributions to U.S. and foreign pension plans during 2008 are expected to be in the range of $8.0 million to $10.0 million. Contributions to postretirement healthcare plans during 2008 are expected to be approximately $3.3 million.

The Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual Medicare Part D subsidy of approximately $325 thousand, is as follows:

	Pension	Other Benefits
	(Dollars in thousands)

2008	$13,498	$3,312
2009	13,916	3,450
2010	14,381	3,555
2011	14,964	3,676
2012	15,680	3,803
Years 2013 — 2017	88,145	19,192

The Company maintains a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. The Company partially matches employee contributions. Costs related to these plans were $8.5 million, $9.1 million and $8.9 million for 2007, 2006 and 2005, respectively.

Note 14 —	Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for 2007:

(Dollars in
thousands)

Balance — December 31, 2006	$14,058
Accrued for warranties issued in 2007	12,978
Settlements (cash and in kind)	(12,833)
Accruals related to pre-existing warranties	4,273
Acquisition	1,296
Dispositions	(1,663)
Effect of translation	1,872

Balance — December 31, 2007	$19,981

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company has residual value guarantees in the amount of $1.9 million at December 31, 2007. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At December 31, 2007, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Future minimum lease payments as of December 31, 2007 (including residual value guarantee amounts) under noncancelable operating leases are as follows:

(Dollars in
thousands)

2008	$29,116
2009	24,858
2010	20,423
2011	17,199
2012	15,372

Rental expense under operating leases was $29.5 million, $27.0 million and $22.9 million in 2007, 2006 and 2005, respectively.

Accounts receivable securitization program:  We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn sells interests in those receivables to a commercial paper conduit. The conduit issues notes secured by those interests to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. The total amount of accounts receivable sold to the special purpose entity were $124.3 million and $171.5 million at December 31, 2007 and December 31, 2006, respectively. The special purpose entity has received cash consideration of $39.7 million and $40.0 million for the interests in the accounts receivable it has sold to the commercial paper conduit at December 31, 2007 and December 31, 2006, respectively, which amounts were removed from the consolidated balance sheet at such dates in accordance with FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

Environmental:  The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2007 and December 31, 2006, the Company’s consolidated balance sheet included an accrued liability of $7.5 million and $7.4 million, respectively, relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of December 31, 2007. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company has developed an integration plan that includes the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. The Company has begun implementing its corrective action plan, which it expects to complete by the end of 2008.

While we believe we can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time or expenditures required to resolve these issues to the satisfaction of the FDA. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

Litigation:  The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, import/export, and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.

Other:  The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Note 15 —	Business segments and other information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, defines an operating segment as a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. Based on these criteria, the Company has determined that it has three reportable segments: Medical, Commercial and Aerospace.

The Medical Segment businesses develop, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care. Additionally, the company designs, manufactures and supplies devices and instruments for medical device manufacturers. Over 80 percent of medical segment revenues are derived from devices that are considered disposable or single use. The Medical Segment’s products are largely sold and distributed to hospitals and healthcare providers and are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications.

Our Aerospace Segment businesses provide repair products and services for flight and ground-based turbine engines and cargo handling systems for wide body and narrow body aircraft. Commercial aviation markets represent a significant percentage of revenues in this segment. Markets for these products are generally influenced by spending patterns in the commercial aviation markets, cargo market trends, flights hours, and age and type of engines in use.

The Commercial segment businesses principally design, manufacture and distribute driver controls and engine and drive parts for the marine market, power and fuel systems for truck, rail, automotive and industrial vehicles and rigging products and services. Commercial segment products are used in a range of markets including: recreational marine, heavy truck, bus, industrial vehicles, rail, oil and gas, marine transportation and industrial.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about continuing operations by business segment is as follows:

	2007	2006	2005
	(Dollars in thousands)

Segment data:
Medical	$1,041,349	$858,676	$831,138
Aerospace	451,788	405,372	366,830
Commercial	441,195	426,761	363,904

Net revenues	1,934,332	1,690,809	1,561,872

Medical	182,636	161,707	149,956
Aerospace	46,964	40,224	26,643
Commercial	22,990	30,498	23,595

Segment operating profit(1)	252,590	232,429	200,194
Corporate expenses	46,439	45,444	35,930
In-process research and development charge	30,000	—	—
Goodwill impairment	18,896	1,003	—
Restructuring and other impairment charges	11,352	21,320	23,449
(Gain) loss on sales of businesses and assets	1,110	732	(14,114)
Minority interest	(28,949)	(23,211)	(19,018)

Income from continuing operations before interest, taxes and minority interest	$173,742	$187,141	$173,947

Identifiable assets(2):
Medical	$3,343,070	$923,786	$927,996
Aerospace	239,483	251,629	247,362
Commercial	218,713	710,917	721,985
Corporate(3)	382,490	464,920	488,806

	$4,183,756	$2,351,252	$2,386,149

Capital expenditures:
Medical	$31,781	$25,896	$26,523
Aerospace	4,603	9,928	5,773
Commercial	5,776	4,178	4,612
Corporate	2,574	770	1,655

	$44,734	$40,772	$38,563

Depreciation and amortization expense:
Medical	$48,763	$35,094	$38,498
Aerospace	9,334	10,160	11,111
Commercial	10,245	10,178	10,958
Corporate	10,418	3,862	2,968

	$78,760	$59,294	$63,535

(1)	Segment operating profit includes a segment’s revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, (gain) loss on sales of businesses and assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

(2)	Identifiable assets do not include assets held for sale of $4.2 million, $10.2 million and $16.9 million in 2007, 2006 and 2005, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Identifiable corporate assets include cash, receivables acquired from operating segments for securitization, investments in unconsolidated entities, property, plant and equipment and deferred tax assets primarily related to net operating losses and pension and retiree medical plans.

Information about continuing operations in different geographic areas is as follows:

	2007	2006	2005
	(Dollars in thousands)

Net revenues (based on business unit location):
United States	$855,975	$758,054	$727,096
Other Americas	193,120	191,284	154,136
Germany	256,243	205,416	181,703
Other Europe	352,587	300,547	306,258
Asia/Australia	276,407	235,508	192,679

	$1,934,332	$1,690,809	$1,561,872

Net property, plant and equipment:
United States	$219,501	$171,442	$193,355
Other Americas	51,632	59,599	55,022
Germany	39,567	69,996	67,894
Other Europe	74,460	69,663	80,833
Asia/Australia	45,816	51,478	50,712

	$430,976	$422,178	$447,816

Note 16 —	Divestiture-Related Activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item (Gain) loss on sales of businesses and assets.

(Gain) loss on sales of businesses and assets consists of the following for the years ended December 31:

	2007	2006	2005
		(In thousands)

(Gain) loss on sales of businesses and assets, net	$1,110	$732	$(14,114)

During 2007, the Company sold a product line in its Medical segment and sold a building which it had classified as held for sale. The Company incurred a net loss of $1.1 million on these two transactions.

In connection with the Company’s 2006 restructuring program the Company identified certain assets that would no longer be used and sold them in 2006, recognizing a pre-tax loss of $0.7 million on the dispositions. These assets were primarily land and buildings.

In connection with the Company’s 2004 restructuring and divestiture program the Company determined that certain assets would no longer be used and sold them in 2005, realizing a pre-tax gain of $14.1 million. These assets were primarily a product line in the Company’s Medical segment and real estate.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale

Assets held for sale at December 31, 2007 and 2006 are summarized on the table below. In 2007, they consist of three buildings which the Company is actively marketing.

	2007	2006
	(In thousands)

Assets held for sale:
Property, plant and equipment	$4,241	$10,185

Total assets held for sale	$4,241	$10,185

Discontinued Operations

On December 27, 2007 the Company completed the sale of its business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems to Kongsberg Automotive Holding for $560 million in cash and realized a pre-tax gain of $224.2 million. The ultimate selling price is dependent on the finalization of working capital balances on December 27, 2007 and various tax elections. The Company has recorded its best estimates for these matters. The business units divested, Teleflex Automotive, Teleflex Industrial and Teleflex Fluid Systems were all part of the Company’s Commercial segment.

On June 29, 2007 the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in the Aerospace segment for $133.9 million in cash and realized a pre-tax gain of $75.2 million.

During 2006 the company sold a small medical business and incurred a pre-tax loss of $0.5 million. Also during 2006, the Company finalized the post closing adjustments related to the three 2005 divestitures and realized a net pre-tax gain of $0.7 million.

In 2005, the Company completed the sale of its automotive pedal systems business, sold a European medical product sterilization business, and completed the sale of Sermatech International, a surface-engineering/specialty coatings business that was previously reported as part of the Company’s Aerospace segment, and realized an aggregate pre-tax gain of $34.9 million from these divestitures.

The results of our discontinued operations for the years 2007, 2006 and 2005 were as follows:

	2007	2006	2005
		(In thousands)

Net revenues	$932,140	$959,928	$1,065,195
Costs and other expenses	881,679	895,530	1,025,423
(Gain) on dispositions and impairment charges, net	(299,456)	(182)	(34,851)

Income from discontinued operations before income taxes	349,917	64,580	74,623
Provision for income taxes	161,065	21,238	23,454

Income from discontinued operations	$188,852	$43,342	$51,169

QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(3)
	(Dollars in thousands, except per share)

2007:
Net revenues(1)	$440,340	$452,317	$458,562	$583,113
Gross profit(1)	161,448	163,330	153,977	201,599
Income from continuing operations before interest, taxes and minority interest	63,493	56,570	53,626	53
Income (loss) from continuing operations	33,831	33,246	(63,224)	(46,221)
Income from discontinued operations	10,443	60,615	6,188	111,606
Net income (loss)	44,274	93,861	(57,036)	65,385
Earnings (losses) per share — basic(2):
Income (loss) from continuing operations	$0.87	$0.85	$(1.61)	$(1.17)
Income from discontinued operations	0.27	1.55	0.16	2.83

Net income (loss)	$1.13	$2.39	$(1.45)	$1.66

Earnings (losses) per share — diluted(2):
Income (loss) from continuing operations	$0.86	$0.84	$(1.61)	$(1.17)
Income from discontinued operations	0.27	1.53	0.16	2.83

Net income (loss)	$1.12	$2.37	$(1.45)	$1.66

2006:
Net revenues(1)	$392,668	$425,705	$423,632	$448,804
Gross profit(1)	133,789	150,274	144,045	157,049
Income from continuing operations before interest, taxes and minority interest	36,191	42,644	54,646	53,660
Income from continuing operations	15,838	24,795	26,362	29,093
Income from discontinued operations	13,268	11,844	9,604	8,626
Net income	29,106	36,639	35,966	37,719
Earnings (losses) per share — basic(2):
Income from continuing operations	$0.39	$0.62	$0.67	$0.75
Income from discontinued operations	0.33	0.29	0.24	0.22

Net income	$0.72	$0.91	$0.91	$0.97

Earnings (losses) per share — diluted(2):
Income from continuing operations	$0.39	$0.61	$0.67	$0.74
Income from discontinued operations	0.33	0.29	0.24	0.22

Net income	$0.72	$0.90	$0.91	$0.96

(1)	Amounts exclude the impact of discontinued operations. See Note 16.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(3)	Fourth quarter results include the following:

	2007 Impact on
	Income from
	Continuing
	Operations
	Before Interest,	Income (Loss)
	Taxes and	from Continuing
	Minority Interest	Operations
	(In thousands)

(i) In-process R&D write-off	$30,000	$30,000
(ii) Write-off of inventory fair value adjustment	28,916	18,550
(iii) Goodwill impairment	18,896	18,896
(iv) Write-off of deferred financing costs	4,803	3,405

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at		Additions	Doubtful		Balance at
	Beginning		Charged to	Accounts	Translation	End of
	of Year	Dispositions	Income	Written-Off	and Other	Year
	(Dollars in thousands)

December 31, 2007	$10,097	$(3,520)	$3,323	$(1,468)	$1,724	$10,156
December 31, 2006	$10,090	—	$4,225	$(4,018)	$(200)	$10,097
December 25, 2005	$11,296	—	$2,773	$(2,310)	$(1,669)	$10,090

INVENTORY RESERVE

	Balance at		Additions			Balance at
	Beginning		Charged to	Inventory	Translation	End of
	of Year	Dispositions	Income	Write-Offs	and Other	Year
	(Dollars in thousands)

December 31, 2007
Raw material	$22,275	$(7,741)	$2,499	$(4,285)	$(2,132)	$10,616
Work-in-process	2,607	(1,412)	126	(486)	(227)	608
Finished goods	21,691	(1,578)	5,362	(3,773)	2,989	24,691

	$46,573	$(10,731)	$7,987	$(8,544)	$630	$35,915

December 31, 2006
Raw material	$20,067	$—	$12,124	$(11,481)	$1,565	$22,275
Work-in-process	1,635	—	1,703	(908)	177	2,607
Finished goods	22,871	—	9,074	(8,413)	(1,841)	21,691

	$44,573	$—	$22,901	$(20,802)	$(99)	$46,573

December 25, 2005
Raw material	$25,368	$—	$4,836	$(9,865)	$(272)	$20,067
Work-in-process	1,660	—	506	(458)	(73)	1,635
Finished goods	34,248	—	5,187	(13,964)	(2,600)	22,871

	$61,276	$—	$10,529	$(24,287)	$(2,945)	$44,573

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.			Description

*3	.1	—	Articles of Incorporation of the Company (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated by reference to Proposal 2 of the Company’s Proxy Statement with an effective date of March 29, 2007 for the Annual Meeting held on May 4, 2007.
*3	.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 20, 2006).
*4	.1	—	Shareholders’ Rights Plan of the Company (incorporated by reference to the Company’s Form 8-K dated December 7, 1998).
*10	.1	—	1990 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 incorporated by reference to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 28, 1997. As subsequently amended and restated on Form S-8 (Registration No. 333-59814) which is herein incorporated by reference).
*10	.2	—	Salaried Employees’ Pension Plan, as amended and restated in its entirety, effective July 1, 1989 and the retirement income plan as amended and restated in its entirety effective January 1, 1994 and related Trust Agreements, dated July 1, 1994 (incorporated by reference to the Company’s Form 10-K for the year ended December 25, 1994).
*10	.3	—	Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 1995, and amended and restated on Form S-8 (Registration No. 333-77601) (incorporated by reference to Exhibit 10(f) of the Company’s Form 10-K for the year ended December 27, 1998).
*10	.4	—	Voluntary Investment Plan of the Company (incorporated by reference to Exhibit 28 of the Company’s registration statement on Form S-8 (Registration No. 2-98715), as amended and revised on Form S-8 (Registration No. 333-101005), filed November 5, 2002).
*10	.5	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
*10	.6	—	Global Employee Stock Purchase Plan of the Company (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-41654) filed on July 18, 2000).
+*10	.7	—	Teleflex Incorporated Executive Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 6, 2006).
+*10	.8	—	Letter Agreement, dated September 23, 2004, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed on March 9, 2005).
+*10	.9	—	Employment Agreement, dated March 24, 2006, between the Company and Jeffrey P. Black (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2006).
+*10	.10	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-Q filed on July 27, 2005).
+*10	.11	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Kevin K. Gordon (incorporated by reference to Exhibit 10(p) to the Company’s Form 10-Q filed on July 27, 2005).
+*10	.12	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Vincent Northfield (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 20, 2006).
+*10	.13	—	Executive Change In Control Agreement, dated October 23, 2006, between the Company and R. Ernest Waaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 25, 2006).
+*10	.14	—	Executive Change In Control Agreement, dated July 13, 2005, between the Company and John Suddarth (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 20, 2006).
+*10	.15	—	Letter Agreement, dated October 13, 2006, between the Company and R. Ernest Waaser (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2006).

Exhibit No.			Description

+*10	.16	—	Letter Agreement, dated August 10, 2006, between the Company and Charles E. Williams (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on September 25, 2006).
+*10	.17	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Kevin K. Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 1, 2007).
+*10	.18	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Laurence G. Miller (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2007).
+*10	.19	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and R. Ernest Waaser (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2007).
+*10	.20	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Vince Northfield (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 1, 2007).
+*10	.21	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and John B. Suddarth (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 1, 2007).
*10	.22	—	Credit Agreement, dated October 1, 2007, with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2007).
*10	.23		Note Purchase Agreement, dated as of October 1, 2007, among Teleflex Incorporated and the several purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2007).
*10	.24		First Amendment, dated as of October 1, 2007, to the Note Purchase Agreement dated as of July 8, 2004 among Teleflex Incorporated and the noteholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2007).
*14		—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).
21		—	Subsidiaries of the Company.
23		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.