Form 10-Q
period 2008-03-30
TELEFLEX INC
filed 2008-04-29
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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
Yes ☑               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐               No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of April 21, 2008:

Common Stock, $1.00 Par Value	39,602,134
(Title of each class)	(Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(Dollars and shares in thousands, except per share)

Net revenues	$604,520	$440,340
Materials, labor and other product costs	371,665	278,892

Gross profit	232,855	161,448
Selling, engineering and administrative expenses	151,868	98,307
Net loss (gain) on sales of businesses and assets	18	(793)
Restructuring and impairment charges	8,856	441

Income from continuing operations before interest, taxes and minority interest	72,113	63,493
Interest expense	31,090	9,168
Interest income	(1,042)	(1,264)

Income from continuing operations before taxes and minority interest	42,065	55,589
Taxes on income from continuing operations	12,068	14,650

Income from continuing operations before minority interest	29,997	40,939
Minority interest in consolidated subsidiaries, net of tax	7,054	7,108

Income from continuing operations	22,943	33,831

Operating income from discontinued operations	—	17,753
Taxes on income from discontinued operations	—	7,310

Income from discontinued operations	—	10,443

Net income	$22,943	$44,274

Earnings per share:
Basic:
Income from continuing operations	$0.58	$0.87
Income from discontinued operations	$—	$0.27

Net income	$0.58	$1.13

Diluted:
Income from continuing operations	$0.58	$0.86
Income from discontinued operations	$—	$0.27

Net income	$0.58	$1.12

Dividends per share	$0.320	$0.285
Weighted average common shares outstanding:
Basic	39,454	39,032
Diluted	39,709	39,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$154,107	$201,342
Accounts receivable, net	383,269	341,963
Inventories	411,524	419,188
Prepaid expenses	30,626	31,051
Deferred tax assets	40,356	12,025
Assets held for sale	4,294	4,241

Total current assets	1,024,176	1,009,810
Property, plant and equipment, net	430,584	430,976
Goodwill	1,515,580	1,502,256
Intangibles and other assets	1,203,838	1,211,172
Investments in affiliates	27,926	26,594
Deferred tax assets	6,743	7,189

Total assets	$4,208,847	$4,187,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$182,688	$185,129
Accounts payable	143,699	133,654
Accrued expenses	181,256	180,110
Payroll and benefit-related liabilities	78,373	84,251
Income taxes payable	53,495	85,805
Deferred tax liabilities	15,838	21,733

Total current liabilities	655,349	690,682
Long-term borrowings	1,499,111	1,499,130
Deferred tax liabilities	390,706	379,467
Pension and postretirement benefit liabilities	80,108	78,910
Other liabilities	189,778	168,782

Total liabilities	2,815,052	2,816,971
Minority interest in equity of consolidated subsidiaries	37,339	42,183
Commitments and contingencies
Shareholders’ equity	1,356,456	1,328,843

Total liabilities and shareholders’ equity	$4,208,847	$4,187,997

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$22,943	$44,274
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	—	(10,443)
Depreciation expense	17,675	11,496
Amortization expense of intangible assets	11,758	2,689
Amortization expense of deferred financing costs	1,468	278
Stock-based compensation	1,797	2,023
Net loss (gain) on sales of businesses and assets	18	(793)
Minority interest in consolidated subsidiaries	7,054	7,108
Other	1,597	(516)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32,154)	(29,680)
Inventories	15,521	(8,995)
Prepaid expenses	394	1,579
Accounts payable and accrued expenses	3,339	(825)
Income taxes payable and deferred income taxes	(57,377)	20,726

Net cash (used in) provided by operating activities from continuing operations	(5,967)	38,921

Cash Flows from Financing Activities of Continuing Operations:
Reduction in long-term borrowings	(13,421)	(118)
Increase (decrease) in notes payable and current borrowings	10,159	(9,125)
Proceeds from stock compensation plans	1,602	3,649
Payments to minority interest shareholders	(12,692)	—
Dividends	(12,622)	(11,112)

Net cash used in financing activities from continuing operations	(26,974)	(16,706)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(7,759)	(9,727)
Proceeds from sales of businesses and assets	—	8,180
Purchase of intellectual property	(350)	—
(Investments in) proceeds from affiliates	(100)	66

Net cash used in investing activities from continuing operations	(8,209)	(1,481)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	—	(13,390)
Net cash provided by financing activities	—	39
Net cash used in investing activities	—	(3,489)

Net cash used in discontinued operations	—	(16,840)

Effect of exchange rate changes on cash and cash equivalents	(6,085)	2,374

Net (decrease) increase in cash and cash equivalents	(47,235)	6,268
Cash and cash equivalents at the beginning of the period	201,342	248,409

Cash and cash equivalents at the end of the period	$154,107	$254,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Basis of presentation

Teleflex Incorporated (the “Company”) is a diversified company specializing in the design, manufacture and distribution of specialty-engineered products. The Company serves a wide range of customers in segments of the medical, aerospace and commercial industries. The Company’s products include: devices used in critical care applications, surgical instruments, and cardiac assist devices for hospitals and healthcare providers, and instruments and devices delivered to medical device manufacturers; engine repair products and services and cargo-handling systems and equipment used in commercial aircraft; and marine driver controls, and engine assemblies and drive parts, power and fuel management systems and rigging products and services for commercial industries.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by US GAAP for complete financial statements.

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

This quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current period presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

Note 2 —	New accounting standards

Split-Dollar Life Insurance Arrangements:  In March 2007 the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) for Issue 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance for determining when a liability exists for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Accordingly, the Company adopted the requirements of EITF 06-10 on January 1, 2008, as a change in accounting principle through a cumulative-effect adjustment that reduced retained earnings by approximately $2.2 million. The adjustment was determined by assessing the future cash flows the Company was entitled to under split-dollar life insurance arrangements currently maintained by the Company and reducing other assets by $2.2 million.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

Fair Value Option:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless an event specified in SFAS No. 159 occurs that results in a new election date. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value.

Business Combinations:  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141(R)’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.

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

Disclosures about derivative instruments and hedging activities:  In February 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which requires enhanced disclosures about derivative and hedging activities. Companies will be required to provide enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations,

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. Accordingly, the Company will ensure that it meets the enhanced disclosure provisions of SFAS No. 161 upon the effective date.

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

The Company financed the all cash purchase price and related transaction costs associated with the Arrow acquisition and the repayment of substantially all of Arrow’s outstanding debt with $1,672.0 million from borrowings under a new senior secured syndicated bank loan and proceeds received through the issuance of privately placed notes and cash on hand of approximately $433.5 million.

The acquisition of Arrow was accounted for under the purchase method of accounting. As such, the cost to acquire Arrow was allocated to the respective assets and liabilities acquired based on their preliminary estimated fair values as of the closing date.

The following table summarizes the purchase price allocation of the cost to acquire Arrow based on the preliminary fair values as of October 1, 2007:

(Dollars in millions)

Assets
Current assets	$404.4
Property, plant and equipment	183.1
Intangible assets	931.4
Goodwill	1,044
Other assets	43.0

Total assets acquired	$2,605.9

Less:
Current liabilities	$131.4
Deferred tax liabilities	328.8
Other long-term liabilities	41.7

Liabilities assumed	$501.9

Net assets acquired	$2,104.0

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of 2008 the Company recorded additional purchase price adjustments related to deferred taxes that increased goodwill by $1.9 million see Note 6. The Company is continuing to evaluate the initial purchase price allocation as of the acquisition date, which will be adjusted as additional information related to the fair values of assets acquired and liabilities assumed becomes known.

Certain assets acquired in the Arrow merger qualify for recognition as intangible assets apart from goodwill in accordance with SFAS No. 141, “Business Combinations”. The preliminary estimated fair value of intangible assets acquired included customer related intangibles of $498.7 million, tradenames of $249.0 million and purchased technology of $153.4 million. Customer related intangibles have a useful life of 25 years and purchased technology have useful lives ranging from 7-15 years. Tradenames have an indefinite useful life. A portion of the purchase price allocation, $30 million, representing in-process research and development was deemed to have no future alternative use and was charged to expense as of the date of the acquisition. Goodwill is not deductible for tax purposes.

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information for the three months ended April 1, 2007 gives effect to the Arrow merger as if it was completed at the beginning of that period.

Three Months Ended
April 1, 2007
(Dollars in thousands,
except per share amounts)

Net revenue	$565,809
Income from continuing operations	$(26,183)
Net income	$(15,740)
Basic earnings per common share:
Income from continuing operations	$(0.67)
Net income	$(0.40)
Diluted earnings per common share:
Income from continuing operations	$(0.67)
Net income	$(0.40)
Weighted average common shares outstanding:
Basic	39,032
Diluted	39,403

The unaudited pro forma combined financial information presented above includes special charges in the period for $28.9 million of inventory step-up, the $30.0 million in-process research and development write-off that is charged to expense as of the date of the acquisition and the $1.0 million financing costs paid to third parties for the amended notes.

Integration of Arrow

In connection with the acquisition of Arrow, the Company formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. Some portions of the plan have not been finalized, however the Company does not expect the finalization of these programs to result in a material adjustment to the estimated costs to implement the plan.

The Company recognized an initial amount of $31.6 million as a liability assumed in the acquisition of Arrow, and included in the allocation of the purchase price, for the estimated costs to carry out the integration plan. Of this amount, $18.4 million relates to employee termination costs, $3.6 million to facility closure costs, and $9.6 million

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to termination of certain distribution agreements and other actions.Set forth below is the activity in the integration cost accrual from December 31, 2007 through March 30, 2008:

	Involuntary
	Employee		Contract
	Termination	Facility	Termination
	Benefits	Closure Costs	Costs	Total
	(Dollars in millions)

Balance at December 31, 2007	$14.8	$3.6	$9.6	$28.0
Cash payments	(1.5)	—	(1.3)	(2.8)
Foreign currency translation	0.4	0.2	0.7	1.3

Balance at March 30, 2008	$13.7	$3.8	$9.0	$26.5

It is anticipated that a majority of the balance of these costs will be incurred in 2008; however, it is currently projected that the costs for some portions of the manufacturing integration will be incurred through the third quarter of 2010.

In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company expects to take actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4 “Restructuring” and such costs incurred will be charged to earnings and included in “restructuring and impairment costs” within the condensed consolidated statement of operations.

Acquisition of Nordisk Aviation Products

In November 2007, the company acquired Nordisk Aviation Products a.s. (Nordisk), a world leader in developing, supplying and servicing containers and pallets for air cargo, for approximately $27 million, net of cash acquired. The results of Nordisk are included in the Company’s Aerospace Segment. Revenues in the first quarter of 2008 were $13.5 million.

Acquisition of Specialized Medical Devices, Inc.

In April 2007, the Company acquired the assets of HDJ Company, Inc. (“HDJ”) and its wholly owned subsidiary, Specialized Medical Devices, Inc. (“SMD”), a provider of engineering and manufacturing services to medical device manufacturers, for approximately $25.0 million. The results for HDJ are included in the Company’s Medical Segment. Revenues in the first quarter of 2008 were $3.8 million.

Acquisition of Southern Wire Corporation.

In April 2007, the Company acquired substantially all of the assets of Southern Wire Corporation (“Southern Wire”), a wholesale distributor of wire rope cables and related hardware, for approximately $20.6 million. The results for Southern Wire are included in the Company’s Commercial Segment. Revenues in the first quarter of 2008 were $7.1 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Restructuring

The amounts recognized in restructuring and impairment charges for the three months ended March 30, 2008 and April 1, 2007 consisted of the following:

	Three Months Ended
	March 30,	April 1,
	2008	2007

2007 Arrow integration program	$8,046	$—
2006 restructuring program	810	71
2004 restructuring and divestiture program	—	370

Restructuring and other impairment charges	$8,856	$441

2007 Arrow Integration Program

In connection with the acquisition of Arrow, the Company formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. In as much as the actions affect employees and facilities of Arrow, the resultant costs have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex will be charged to earnings and included in “restructuring and impairment costs” within the consolidated statement of operations. As of March 30, 2008, the Company estimates that an aggregate of approximately $18.0 — $22.0 million will be charged to restructuring and other impairment costs when actions are taken or costs are incurred in 2008 and 2009 in connection with this plan. Of this amount, $5.5 — $7.0 million relates to employee termination costs, $1.5 — $2.5 million relates to facility closure costs and $11.0 — $12.5 million relates to lease termination costs as well as termination of certain distribution agreements and other actions.

The charges associated with the 2007 Arrow integration program that are included in restructuring and other impairment charges during the three months ended March 30, 2008 were as follows:

Three Months Ended
March 30, 2008
Medical
(Dollars in thousands)

Termination benefits	$8,046

$8,046

At March 30, 2008, the accrued liability associated with the 2007 Arrow integration program consisted of the following:

	Balance at				Balance at
	December 31,	Subsequent			March 30,
	2007	Accruals	Payments	Translation	2008
	(Dollars in thousands)

Termination benefits	$606	$8,046	$(922)	$19	$7,749

	$606	$8,046	$(922)	$19	$7,749

2006 Restructuring Program

In June 2006, the Company began certain restructuring initiatives that affected all three of the Company’s reporting segments. These initiatives involved the consolidation of operations and a related reduction in workforce at several of the Company’s facilities in Europe and North America. The Company has determined to undertake

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these initiatives as a means to improving operating performance and to better leverage the Company’s existing resources.

For the three months ended March 30, 2008 and April 1, 2007, the charges associated with the 2006 restructuring program by segment that are included in restructuring and other impairment charges were as follows:

Three Months Ended
March 30, 2008
Medical
(Dollars in thousands)

Termination benefits	$771
Contract termination costs	39

$810

	Three Months Ended
	April 1, 2007
	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$181	$(111)	$70

	$181	$(111)	$70

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities.

At March 30, 2008, the accrued liability associated with the 2006 restructuring program consisted of the following and the component for termination benefits is due within twelve months:

	Balance at				Balance at
	December 31,	Subsequent			March 30,
	2007	Accruals	Payments	Translation	2008
	(Dollars in thousands)

Termination benefits	$1,217	$771	$(1,456)	$(9)	$523
Contract termination costs	561	39	(65)	—	535

	$1,778	$810	$(1,521)	$(9)	$1,058

As of March 30, 2008, the Company expects to incur the following future restructuring expenses associated with the 2006 restructuring program in its Medical Segment over the next two quarters:

	Medical
	(Dollars in thousands)

Termination benefits	$500	—	750
Contract termination costs	150	—	250

	$650	—	1,000

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 30, 2008 and April 1, 2007 the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program were incurred by the Company’s Medical Segment and are included in restructuring and impairment charges as follows:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)

Other restructuring costs	$—	$370

	$—	$370

Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.

Set forth below is a reconciliation of the Company’s accrued liability associated with the 2004 restructuring and divestiture program.

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		March 30,
	2007	Estimates	Payments	2008
	(Dollars in thousands)

Termination benefits	$25	$—	$(25)	$—
Contract termination costs	1,187	—	(224)	963

	$1,212	$—	$(249)	$963

As of March 30, 2008, the Company does not expect to incur additional restructuring expenses associated with the 2004 restructuring and divestiture program.

Note 5 —	Inventories

Inventories consisted of the following:

	March 30,	December 31,
	2008	2007
	(Dollars in thousands)

Raw materials	$182,219	$179,560
Work-in-process	69,582	61,912
Finished goods	196,578	213,631

	448,379	455,103
Less: Inventory reserve	(36,855)	(35,915)

Inventories	$411,524	$419,188

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 30, 2008 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Goodwill at December 31, 2007	$1,452,894	$6,317	$43,045	$1,502,256
Adjustment to acquisition balance sheet	1,943	—	—	1,943
Translation adjustment	11,345	—	36	11,381

Goodwill at March 30, 2008	$1,466,182	$6,317	$43,081	$1,515,580

Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	March 30,	December 31,	March 30,	December 31,
	2008	2007	2008	2007
	(Dollars in thousands)

Customer lists	$571,640	$568,701	$30,252	$23,643
Intellectual property	230,843	229,325	44,299	39,100
Distribution rights	28,476	28,139	16,908	16,437
Trade names	342,596	338,834	461	311

	$1,173,555	$1,164,999	$91,920	$79,491

Amortization expense related to intangible assets was approximately $11.8 million and $2.7 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2008	$47,100
2009	46,900
2010	46,900
2011	46,600
2012	45,300

Note 7 —	Comprehensive income

The following table summarizes the components of comprehensive income:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)

Net income	$22,943	$44,274
Net unrealized (loss) gains on qualifying cash flow hedges	(11,640)	863
Pension obligation amortization	(423)	—
Cumulative translation adjustment	26,021	4,758

Comprehensive (loss) income	$36,901	$49,895

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Changes in shareholders’ equity

Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(Shares in thousands)

Common shares, beginning of period	41,794	41,364
Shares issued under compensation plans	76	86

Common shares, end of period	41,870	41,450

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through March 30, 2008, no shares have been purchased under this Board authorization.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The difference between basic and diluted weighted average common shares results from the assumption that dilutive share-based payment awards were exercised or vested at the beginning of the period. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(Shares in thousands)

Basic	39,454	39,032
Dilutive shares assumed issued	255	371

Diluted	39,709	39,403

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 938 thousand and 794 thousand for the three months ended March 30, 2008 and April 1, 2007, respectively.

Note 9 —	Stock compensation plans

The Company has a stock-based compensation plan that provides for the granting of incentive and non-qualified options and restricted stock units to directors, officers and key employees. Under the plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. Outstanding restricted stock units generally vest in one to three years.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first three months of 2008, the Company granted incentive and non-qualified options to purchase 372,881 shares of common stock and granted restricted stock units representing 144,156 shares of common stock.

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

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits
	Three Months Ended		Three Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$1,641	$905	$247	$106
Interest cost	3,984	2,973	747	415
Expected return on plan assets	(5,470)	(3,366)	—	—
Net amortization and deferral	471	614	266	282

Net benefit cost	$626	$1,126	$1,260	$803

Note 11 —	Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FSP 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

We adopted SFAS 157 for financial assets and financial liabilities as of January 1, 2008, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1 and FSP 157-2. The adoption did not have an impact on our financial position and results of operations. The Company endeavors to utilize the best available information

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in measuring fair value. The Company has determined that our financial assets are comprised of both Level 1 and Level 2 and that our financial liabilities are Level 2 in the fair value hierarchy described as follows:

Valuation Hierarchy

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 inputs — quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 inputs — unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 30, 2008:

	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Deferred compensation assets	$3,706	$3,706	$—	$—
Derivative assets	$1,378	$—	$1,378	$—
Derivative liabilities	$34,675	$—	$34,675	$—

Derivative assets consists of foreign currency forward contracts and derivative liabilities consists of the Company’s interest rate swap contract and foreign currency forward contracts.

Valuation Techniques

The fair value of the interest rate swaps is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates.

The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

The deferred compensation assets are structured as a rabbi trust, the investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.

Note 12 —	Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the three months ended March 30, 2008 (dollars in thousands):

Balance — December 31, 2007	$19,981
Accruals for warranties issued in 2008	2,131
Settlements (cash and in kind)	(3,454)
Accruals related to pre-existing warranties	792
Effect of translation	35

Balance — March 30, 2008	$19,485

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at March 30, 2008. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At March 30, 2008, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn sells interests in those receivables to a commercial paper conduit. The conduit issues notes secured by those interests to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. The total amount of accounts receivable sold to the special purpose entity were $181.3 million and $124.3 million at March 30, 2008 and December 31, 2007, respectively. The special purpose entity has received cash consideration of $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at each of March 30, 2008 and December 31, 2007, which amounts were removed from the consolidated balance sheet at such dates in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 30, 2008, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $8.6 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of March 30, 2008. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Business segment information

Information about continuing operations by business segment is as follows:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)

Segment data:
Medical	$374,057	$226,889
Aerospace	128,698	110,257
Commercial	101,765	103,194

Segment net revenues	604,520	440,340

Medical	70,912	48,609
Aerospace	12,282	12,586
Commercial	2,847	5,528

Segment operating profit(1)	86,041	66,723
Less: Corporate expenses	12,108	10,690

Total operating profit	73,933	56,033
Net loss (gain) on sales of businesses and assets	18	(793)
Restructuring and impairment charges	8,856	441
Minority interest	(7,054)	(7,108)

Income from continuing operations before interest, taxes and minority interest	$72,113	$63,493

(1)	Segment operating profit includes a segment’s net revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, (gain) loss on sales of assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

Note 14 —	Divestiture-Related Activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Net loss (gain) on sales of businesses and assets.

Net loss (gain) on sales of businesses and assets consists of the following for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)

Net loss (gain) on sales of businesses and assets	$18	$(793)

During the first quarter of 2008, the Company incurred $18 thousand of additional expenses in connection with the finalization of the sale of its ownership interest in one of its variable interest entities.

During the first quarter of 2007, the Company sold a building which it had classified as held for sale and realized a pre-tax gain of $793 thousand.

Assets Held for Sale

Assets held for sale at March 30, 2008 and December 31, 2007 consist of three buildings which the Company is actively marketing.

Discontinued Operations

On December 27, 2007 the Company completed the sale of its business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems to Kongsberg Automotive Holding for $560 million in cash. The ultimate selling price is dependent on the finalization of working capital balances existing on December 27, 2007 and various tax elections. The Company has recorded its best estimates for these matters. The business units divested, Teleflex Automotive, Teleflex Industrial and Teleflex Fluid Systems, were all part of the Company’s Commercial Segment.

On June 29, 2007 the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in the Aerospace Segment for $133.9 million in cash.

The Company’s condensed consolidated statement of income for the three months ended April 1, 2007 has been retrospectively adjusted to reflect these operations as discontinued.

The results of these discontinued operations for the three months ended April 1, 2007 were as follows:

2007
(Dollars in thousands)

Net revenues	$261,182
Costs and other expenses	243,429

Income from discontinued operations before income taxes	17,753
Provision for income taxes	7,310

Income from discontinued operations	$10,443

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, particularly Arrow International Inc., realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Overview

Teleflex strives to maintain a portfolio of businesses that provide consistency of performance, improved profitability and sustainable growth. To this end, in 2007 we significantly changed the composition of our portfolio through acquisitions and divestitures to improve margins, reduce cyclicality and focus our resources on the development of our core businesses.

On October 1, 2007, the Company acquired all of the outstanding capital stock of Arrow International, Inc. (“Arrow”) for approximately $2.1 billion including fees and expenses. Arrow is a leading global provider of catheter-based access and therapeutic products for critical and cardiac care. In November 2007, the company acquired Nordisk Aviation Products a.s. (Nordisk), a world leader in developing, supplying and servicing containers and pallets for air cargo, for approximately $27 million, net of cash acquired. The results of Arrow and Nordisk have been included in the Company’s Medical and Aerospace Segments, respectively, since their respective acquisition dates.

On June 29, 2007, the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in its Aerospace Segment for $133.9 million in cash. On December 27, 2007 the Company completed the sale of its business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems for $560 million in cash (the “GMS” business). The sales price is subject to possible upward or downward adjustment based on certain provisions in the Purchase Agreement relating to the working capital of the business, measured at the closing date of the sale, and to various tax elections. For the first three months of 2007 the TAMG and GMS businesses have been presented in our condensed consolidated financial statements as discontinued operations.

The Medical, Aerospace and Commercial Segments comprised 62%, 21% and 17% of our revenues, respectively, for the three months ended March 30, 2008 and comprised 52%, 25% and 23% of our revenues, respectively, for the same period in 2007.

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2007 Annual Report, incorporated by reference in our 2007 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 11 to the Condensed Consolidated Financial Statements, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the first three months of 2008.

In measuring fair value, the Company has determined that our financial assets are comprised of both Level 1 and Level 2 and that our financial liabilities are Level 2, as defined under SFAS 157.

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

Comparison of the three months ended March 30, 2008 and April 1, 2007

Revenues increased approximately 37% in the first quarter of 2008 to $604.5 million from $440.3 million in the same period of a year ago. We are focused on achieving consistent and sustainable growth through the development of new products, expansion of market share, moving existing products into new geographies, and through selected acquisitions which enhance or expedite our development initiatives and our ability to grow market share. When compared with the same period last year, businesses acquired in 2007 contributed 36% to revenue growth and foreign currency benefited revenue growth by 4%. These increases were partially offset by a 1% negative impact from divestitures and a 2% decline in core revenues. Core revenues declined primarily due to a dramatic decrease in sales volume for auxiliary power units sold into the North American truck market, and to a lesser extent, weaker sales of certain medical products in North America.

Gross profit as a percentage of revenues increased to 38.5% in the first quarter of 2008 from 36.7% in the first quarter of 2007 largely due to the addition of higher margin Arrow critical care product lines. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 25.0% for the first three months of 2008 compared to 22.3% for the first three months of 2007, principally due to the acquisition of Arrow.

Interest expense increased significantly in the first quarter of 2008 compared to the same period in 2007 principally as a result of the debt incurred in correction with the Arrow acquisition. Interest income decreased in the first quarter of 2008 compared to the same period in 2007 primarily due to lower amounts of invested funds combined with lower average interest rates. The higher effective tax rate for the three months ending March 30, 2008 of 28.7% compared to the rate of 26.4% during the same period in 2007 reflected the absence of the availability of a tax credit for research and development in 2008. Minority interest in consolidated subsidiaries was essentially unchanged from the same period in 2007 reflecting insignificant year on year change in profits from consolidated entities that are not wholly-owned.

In connection with the acquisition of Arrow, the Company has formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. In as much as the actions affect employees and facilities of Arrow, the resultant costs have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in “restructuring and impairment charges” within the condensed consolidated statement of operations and amounted to approximately $8.0 million during the three months ended March 30, 2008. As of March 30, 2008, the Company expects to incur future restructuring costs of between $18.0 — $22.0 million when actions are taken or costs are incurred in 2008 and 2009 in connection with this plan. Of this amount, $5.5 — $7.0 million relates to employee termination costs, $1.5 — $2.5 million relates to facility closure costs and $11.0 — $12.5 million relates to lease termination costs as well as termination of certain distribution agreements and other actions.

In June 2006, we began certain restructuring initiatives that affect all three of our operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We have determined to undertake these initiatives as a means to improving operating performance and to better leverage our existing resources. The charges, including changes in estimates, associated with the 2006 restructuring program that are included in restructuring and impairment charges during the first three months of both 2008 and 2007 approximated $0.8 million and $0.1 million, respectively. As of March 30, 2008, we expect to incur future restructuring costs associated with our 2006 restructuring program of between $0.7 million and $1.0 million in our Medical Segment through the third quarter of 2008.

For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Segment Reviews

	Three Months Ended
	March 30,	April 1,	% Increase/
	2008	2007	(Decrease)
	(Dollars in thousands)

Medical	$374,057	$226,889	65
Aerospace	128,698	110,257	17
Commercial	101,765	103,194	(1)

Segment net revenues	$604,520	$440,340	37

Medical	$70,912	$48,609	46
Aerospace	12,282	12,586	(2)
Commercial	2,847	5,528	(48)

Segment operating profit	$86,041	$66,723	29

The percentage increases or (decreases) in net revenues during the three months ended March 30, 2008 compared to the same period in 2007 are due to the following factors:

	% Increase/(Decrease)
	2008 vs. 2007
	Medical	Aerospace	Commercial	Total

Acquisitions	61	12	7	36
Core growth	(1)	3	(10)	(2)
Currency impact	6	2	3	4
Dispositions	(1)	—	(1)	(1)

Total Change	65	17	(1)	37

The following is a discussion of our segment operating results.

Comparison of the three and months ended March 30, 2008 and April 1, 2007

Medical

Medical Segment net revenues grew 65% in the first quarter of 2008 to $374.1 million, from $226.9 million in the same period last year. The acquisition of Arrow accounted for $134.5 million, or 59%, of this increase in revenues. The remaining 6% of revenue growth was due to foreign currency fluctuations as growth from other acquisitions contributed 2%, offsetting a 1% impact from divestitures and a 1% decline in core revenue.

Medical Segment net revenues include sales of critical care, surgical and cardiac care products as well as sales of medical devices to original equipment manufacturers. Net sales by product group are comprised of the following:

	Three Months Ended
	March 30,	April 1,	% Increase/
	2008	2007	(Decrease)
	(Dollars in thousands)

Critical Care	$237.2	$115.5	105
Surgical	70.8	70.2	1
Cardiac Care	21.7	—	100
OEM	38.0	34.6	10
Other	6.4	6.6	(4)

Total Sales	$374.1	$226.9	65

The Arrow acquisition contributed a total of $134.5 million to Medical Segment revenues, $112.8 million to the critical care product category and $21.7 million to the cardiac care product category.

Medical Segment net revenues include sales of critical care, surgical and cardiac care products to hospitals and healthcare providers, which represents 90% of the Medical Segment’s net revenues and are comprised of the following:

North America	46%
Europe, Middle East and Africa	35%
Asia and Latin America	9%

90%

The remaining 10% of the Medical Segment’s net revenues are derived from sales of medical devices to original equipment manufacturers.

Critical care product sales increased primarily on the acquisition of Arrow International in the fourth quarter of 2007, which expanded the company’s vascular access and regional anesthesia product lines and contributed $112.8 million to the critical care category during the first quarter. Critical care sales of respiratory products increased on stronger sales volume in North America and Asia/Latin America, while sales of respiratory care products in European markets declined compared to the prior year quarter. Anesthesia and airway management sales increased on higher volume in Europe, Middle East and Africa while sales in Asia/Latin America declined slightly compared to the prior year quarter. Urology product sales declined, with lower sales volume and pricing pressure impacting sales in North America and Asia/Latin America.

Surgical sales were relatively flat, benefiting from favorable currency translation as increased sales of surgical products in European markets and in Asia/Latin America were offset by declines in surgical device sales in North America compared to the prior year quarter that impacted all major product lines.

Sales of cardiac care products, acquired in connection with the Arrow acquisition in the fourth quarter of 2007, added $21.7 million in revenues for this product category in first quarter 2008.

Sales to medical device manufacturers increased primarily on the acquisition of an orthopedic instrument product line in second quarter 2007 and on higher volumes for specialty suture products.

Operating profit in the Medical Segment increased 46%, from $48.6 million to $70.9 million, during the first quarter. The addition of higher margin Arrow critical care product lines was the principal factor driving the higher segment operating profit. Other factors that contributed to the higher operating profit were improved cost and operational efficiencies, and the impact of the phasing out of lower margin product lines.

Aerospace

Aerospace Segment revenues grew 17% in the first quarter of 2008 to $128.7 million, from $110.3 million in the same period last year. The expansion of the cargo containers product line with the acquisition of Nordisk contributed approximately 12% of this growth. Foreign currency fluctuations and core growth contributed approximately 2% and 3%, respectively. The increase in core revenues reflects increased deliveries of wide body cargo systems and narrow body aircraft cargo loading systems, and higher demand for cargo aftermarket spare components and repairs which more than offset lower volumes for cargo containers and actuators. Core revenues from engine repair products and services declined slightly reflecting the phase out of certain lower margin products offered in the prior year quarter.

Segment operating profit decreased 2% in the first quarter of 2008, from $12.6 million to $12.3 million, principally due to the impact of the sales mix being weighted more toward lower margin wide body cargo systems and cargo containers which more than offset operating profit improvement from consolidation of operations and phasing out of lower margin product lines in the repair services business during 2007.

Commercial

Commercial Segment revenues declined approximately 1% in the first quarter of 2008 to $101.8 million, from $103.2 million in the same period last year. Core growth of 2% and 11% in sales of marine products and rigging services products respectively, was more than offset by a 45% decline in sales of auxiliary power units for the North American truck market resulting in a decline in core revenue of 10%. An acquisition in the rigging services business contributed 7% growth and currency movements contributed 3%, partially offset by dispositions of 1%.

During the first quarter of 2008, operating profit in the Commercial Segment declined 48%, from $5.5 million to $2.8 million, principally due to operating costs and lower volumes in the power systems business, and to a lesser extent unfavorable product mix in the rigging services business compared to the prior year quarter.

Liquidity and Capital Resources

Operating activities from continuing operations used net cash of approximately $6.0 million during the first three months of 2008. Changes in our operating assets and liabilities of $70.3 million during the first three months of 2008 reflect approximately $47.4 million of estimated tax payments made in connection with businesses divested during the fourth quarter of 2007 and an increase in accounts receivable of $32.2 million, partly offset by a reduction in inventories of $15.5 million. Our financing activities from continuing operations during the first three months of 2008 consisted primarily of payment of dividends of $12.6 million and payments to minority interest shareholders of $12.7 million. Our investing activities from continuing operations during the first three months of 2008 consisted primarily of capital expenditures of $7.8 million.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn sells interests in those receivables to a commercial paper conduit. The conduit issues notes secured by those interests to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. The total amount of accounts receivable sold to the special purpose entity were $181.3 million and $124.3 million at March 30, 2008 and December 31, 2007, respectively.

The special purpose entity has received cash consideration of $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at each of March 30, 2008 and December 31, 2007 which amounts were removed from the consolidated balance sheet at such dates in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through March 30, 2008, no shares have been purchased under this Board authorization.

The following table provides our net debt to total capital ratio:

	March 30,	December 31,
	2008	2007
	(Dollars in thousands)

Net debt includes:
Current borrowings	$182,688	$185,129
Long-term borrowings	1,499,111	1,499,130

Total debt	1,681,799	1,684,259
Less: Cash and cash equivalents	154,107	201,342

Net debt	$1,527,692	$1,482,917

Total capital includes:
Net debt	$1,527,692	$1,482,917
Shareholders’ equity	1,356,456	1,328,843

Total capital	$2,884,148	$2,811,760

Percent of net debt to total capital	53%	53%

As of March 30, 2008, the aggregate amount of debt maturing for each year is as follows (dollars in millions):

2008	$182.7
2009	103.5
2010	102.2
2011	247.2
2012	819.7
2013 and thereafter	226.5

We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 30, 2008, there have been no significant changes in the information relating to market risk from that set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

10.1	—	Senior Executive Officer Severance Agreement, dated April 28, 2008, between Teleflex Incorporated and Julie McDowell.
10.2	—	Senior Executive Officer Severance Agreement, dated April 28, 2008, between Teleflex Incorporated and Randall P. Gaboriault.
10.3	—	Senior Executive Officer Severance Agreement, dated April 28, 2008, between Teleflex Incorporated and Matthew Jennings.
10.4	—	Executive Change in Control Agreement, dated June 21, 2005, between the Company and Julie McDowell.
10.5	—	Executive Change in Control Agreement, dated June 21, 2005, between the Company and Randall P. Gaboriault.
10.6	—	Executive Change in Control Agreement, dated April 28, 2008, between the Company and Matthew Jennings.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) under the Securities Exchange Act of 1934.
32.2	—	Certification of Chief Financial Officer, Pursuant to Rule 13a — 14(b) under the Securities Exchange Act of 1934.

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

Dated: April 29, 2008