Form 10-Q
period 2008-06-29
TELEFLEX INC
filed 2008-07-29
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐               No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of July 21, 2008:

Common Stock, $1.00 Par Value	39,670,693
(Title of each class)	(Number of shares)

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share)

Net revenues	$624,085	$452,317	$1,228,605	$892,657
Materials, labor and other product costs	365,436	288,987	737,101	567,879

Gross profit	258,649	163,330	491,504	324,778
Selling, engineering and administrative expenses	162,850	103,558	314,718	201,865
Restructuring and impairment charges	2,591	1,081	11,447	1,522
Net loss on sales of businesses and assets	—	2,121	18	1,328

Income from continuing operations before interest, taxes and minority interest	93,208	56,570	165,321	120,063
Interest expense	31,383	9,509	62,473	18,677
Interest income	(465)	(2,059)	(1,507)	(3,323)

Income from continuing operations before taxes and minority interest	62,290	49,120	104,355	104,709
Taxes on income from continuing operations	15,404	9,166	27,472	23,816

Income from continuing operations before minority interest	46,886	39,954	76,883	80,893
Minority interest in consolidated subsidiaries, net of tax	9,098	6,708	16,152	13,816

Income from continuing operations	37,788	33,246	60,731	67,077

Operating (loss) income from discontinued operations (including loss on disposal of $4,808 in 2008 and gain on disposal of $75,490 in 2007, respectively)	(4,808)	93,217	(4,808)	110,970
Taxes (benefit) on income (loss) from discontinued operations	(1,963)	32,602	(1,963)	39,912

(Loss) income from discontinued operations	(2,845)	60,615	(2,845)	71,058

Net income	$34,943	$93,861	$57,886	$138,135

Earnings per share:
Basic:
Income from continuing operations	$0.96	$0.85	$1.54	$1.71
(Loss) income from discontinued operations	(0.07)	1.55	(0.07)	1.82

Net income	$0.88	$2.39	$1.47	$3.53

Diluted:
Income from continuing operations	$0.95	$0.84	$1.53	$1.70
(Loss) income from discontinued operations	(0.07)	1.53	(0.07)	1.80

Net income	$0.88	$2.37	$1.46	$3.49

Dividends per share	$0.34	$0.32	$0.66	$0.605
Weighted average common shares outstanding:
Basic	39,562	39,221	39,508	39,126
Diluted	39,831	39,678	39,770	39,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 29,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$103,242	$201,342
Accounts receivable, net	361,876	341,963
Inventories	420,365	419,188
Prepaid expenses	28,875	31,051
Income taxes receivable	46,631	—
Deferred tax assets	50,725	12,025
Assets held for sale	3,204	4,241

Total current assets	1,014,918	1,009,810
Property, plant and equipment, net	428,964	430,976
Goodwill	1,508,797	1,502,256
Intangibles and other assets	1,183,626	1,211,172
Investments in affiliates	28,451	26,594
Deferred tax assets	6,364	7,189

Total assets	$4,171,120	$4,187,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$172,491	$185,129
Accounts payable	150,221	133,654
Accrued expenses	175,211	180,110
Payroll and benefit-related liabilities	79,994	84,251
Income taxes payable	20,673	85,805
Deferred tax liabilities	18,043	21,733

Total current liabilities	616,633	690,682
Long-term borrowings	1,473,545	1,499,130
Deferred tax liabilities	402,518	379,467
Pension and postretirement benefit liabilities	78,694	78,910
Other liabilities	171,181	168,782

Total liabilities	2,742,571	2,816,971
Minority interest in equity of consolidated subsidiaries	34,065	42,183
Commitments and contingencies
Shareholders’ equity	1,394,484	1,328,843

Total liabilities and shareholders’ equity	$4,171,120	$4,187,997

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29,	July 1,
	2008	2007
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$57,886	$138,135
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	2,845	(71,058)
Depreciation expense	33,711	23,391
Amortization expense of intangible assets	23,587	5,725
Amortization expense of deferred financing costs	2,510	560
Stock-based compensation	4,241	4,205
Net loss on sales of businesses and assets	18	1,328
Minority interest in consolidated subsidiaries	16,152	13,816
Other	978	(394)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,911)	(22,746)
Inventories	3,132	(14,201)
Prepaid expenses	5,117	1,476
Accounts payable and accrued expenses	13,338	16,387
Income taxes payable and deferred income taxes	(128,649)	10,367

Net cash provided by operating activities from continuing operations	21,955	106,991

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	20,000
Repayments of long-term borrowings	(38,983)	(20,154)
Decrease in notes payable and current borrowings	(1,340)	(8,425)
Proceeds from stock compensation plans	5,586	20,459
Payments to minority interest shareholders	(24,942)	—
Dividends	(26,086)	(23,711)

Net cash used in financing activities from continuing operations	(85,765)	(11,831)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(17,805)	(20,540)
Payments for businesses acquired	(5,673)	(43,900)
Proceeds from sales of businesses and assets	—	143,260
Purchase of intellectual property	(410)	—
Investments in affiliates	(250)	(5,730)

Net cash (used in) provided by investing activities from continuing operations	(24,138)	73,090

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(5,616)	32,919
Net cash used in financing activities	—	(576)
Net cash used in investing activities	—	(8,666)

Net cash (used in) provided by discontinued operations	(5,616)	23,677

Effect of exchange rate changes on cash and cash equivalents	(4,536)	4,332

Net (decrease) increase in cash and cash equivalents	(98,100)	196,259
Cash and cash equivalents at the beginning of the period	201,342	248,409

Cash and cash equivalents at the end of the period	$103,242	$444,668

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

Split-Dollar Life Insurance Arrangements:  In March 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) for Issue 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance for determining when a liability exists for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Accordingly, the Company adopted the requirements of EITF 06-10 on January 1, 2008, as a change in accounting principle through a cumulative-effect adjustment that reduced retained earnings by approximately $1.9 million. The adjustment was determined by assessing the future cash flows of the premiums that were paid to date as of December 31, 2007 that the Company is entitled to recover under the split-dollar life insurance arrangements and reducing other assets by $1.9 million. Currently, the Company is not making premium payments on any of these policies nor has it made any premium payments since 2003.

Fair Value Measurements:  In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP that requires the use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

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

SFAS No. 141(R) replaces Statement 141’s cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. In addition, SFAS No. 141(R) changes the allocation and treatment of acquisition-related costs, restructuring costs that the acquirer expected but was not obligated to incur, the recognition of assets and liabilities assumed arising from contingencies and the recognition and measurement of goodwill. This statement is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations. Accordingly, the Company will apply the provisions of SFAS No. 141(R) upon adoption on its effective date.

Noncontrolling Interests:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a noncontrolling interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, that the changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 15, 2008 and earlier adoption is prohibited. Accordingly, the Company will apply the provisions of SFAS No. 160 upon adoption on its effective date.

Disclosures about Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which requires enhanced disclosures about derivative and hedging activities. Companies will be required to provide enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and related interpretations,

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. Accordingly, the Company will ensure that it meets the enhanced disclosure provisions of SFAS No. 161 upon the effective date.

Hierarchy of Generally Accepted Accounting Principles:  In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, the Company will adopt SFAS No. 162 within the required period.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities:   In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the guidance under FSP EITF 03-6-1 but does not expect it will result in a change in the manner the Company currently presents its Earnings Per Share.

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

Under the terms of the transaction, the Company paid $45.50 per common share in cash, or $2,094.6 million in total, to acquire all of the outstanding common shares of Arrow. In addition, the Company paid $39.1 million in cash for outstanding stock options of Arrow. Pursuant to the terms of the agreement, upon the change in control of Arrow, Arrow’s outstanding stock options became fully vested and exercisable and were cancelled in exchange for the right to receive an amount for each share subject to the stock option equal to the excess of $45.50 per share over the exercise price per share of each option. The aggregate purchase price of $2,104.0 million includes transaction costs of approximately $10.8 million.

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

The following table summarizes the revised purchase price allocation of the cost to acquire Arrow based on the preliminary fair values as of October 1, 2007:

(Dollars in millions)

Assets
Current assets	$401.4
Property, plant and equipment	184.1
Intangible assets	930.4
Goodwill	1,041.4
Other assets	45.8

Total assets acquired	$2,603.1

Less:
Current liabilities	$126.6
Deferred tax liabilities	330.8
Other long-term liabilities	41.7

Liabilities assumed	$499.1

Net assets acquired	$2,104.0

The Company is continuing to evaluate the initial purchase price allocation as of the acquisition date, which will be adjusted as additional information related to the fair values of assets acquired and liabilities assumed becomes known.

Certain assets acquired in the Arrow merger qualify for recognition as intangible assets apart from goodwill in accordance with SFAS No. 141, “Business Combinations”. The preliminary estimated fair value of intangible assets acquired included customer related intangibles of $497.7 million, trade names of $249.0 million and purchased technology of $153.4 million. Customer related intangibles have a useful life of 25 years and purchased technology have useful lives ranging from 7-15 years. Trade names have an indefinite useful life. A portion of the purchase price allocation, $30 million, representing in-process research and development was deemed to have no future alternative use and was charged to expense as of the date of the combination. Goodwill is not deductible for tax purposes.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information for the three and six months ended July 1, 2007 gives effect to the Arrow merger as if it was completed at the beginning of the period.

	Three Months Ended	Six Months Ended
	(Dollars in thousands, except per share amounts)

Net revenue	$582,813	$1,148,622
Income (loss) from continuing operations	$15,246	$(10,937)
Net income	$75,861	$60,121
Basic earnings per common share:
Income (loss) from continuing operations	$0.39	$(0.28)
Net income	$1.93	$1.54
Diluted earnings per common share:
Income (loss) from continuing operations	$0.38	$(0.28)
Net income	$1.91	$1.54
Weighted average common shares outstanding:
Basic	39,221	39,126
Diluted	39,678	39,126

The unaudited pro forma combined financial information presented above includes special charges in the three and six month periods of $6.9 million and $35.8 million, respectively, of inventory step-up. In addition, the six month period includes special charges of $30.0 million for the in-process research and development write-off that is charged to expense as of the date of the combination and the $1.0 million financing costs paid to third parties for the amended notes.

Integration of Arrow

In connection with the acquisition of Arrow, the Company formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. The Company does not expect the finalization of these programs to result in a material adjustment to the estimated costs to implement the plan.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized an initial amount of $31.6 million as a liability assumed in the acquisition of Arrow, and included in the allocation of the purchase price, for the estimated costs to carry out the integration plan. Of this amount, $18.4 million relates to employee termination costs, $3.6 million to facility closure costs, and $9.6 million to termination of certain distribution agreements and other actions. The Company continues to evaluate and adjust the Arrow integration plan. The activity, including changes in estimates to the integration cost accrual from December 31, 2007 through June 29, 2008 are as follows:

	Involuntary
	Employee		Contract	Other
	Termination	Facility	Termination	Restructuring
	Benefits	Closure Costs	Costs	Costs	Total
	(Dollars in millions)

Balance at December 31, 2007	$14.8	$3.6	$9.6	$—	$28.0
Cash payments	(4.8)	—	(0.3)	(0.1)	(5.2)
Adjustments to reserve	(1.0)	(3.1)	1.9	0.5	(1.7)
Foreign currency translation	0.4	0.2	1.0	—	1.6

Balance at June 29, 2008	$9.4	$0.7	$12.2	$0.4	$22.7

It is anticipated that a majority of the balance of these costs will be charged to the reserve in 2008; however, it is currently projected that the costs for some portions of the manufacturing integration will be charged to the reserve through the third quarter of 2010.

In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company expects to take actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4 “Restructuring” and such costs incurred will be charged to earnings and included in “restructuring and impairment charges” within the condensed consolidated statement of operations.

Acquisition of Nordisk Aviation Products

In November 2007, the company acquired Nordisk Aviation Products a.s. (Nordisk), a world leader in developing, supplying and servicing containers and pallets for air cargo, for approximately $27.8 million, net of cash acquired. The results of Nordisk are included in the Company’s Aerospace Segment. Revenues for the three and six month periods ending June 29, 2008 were $12.9 million and $26.4 million, respectively.

Acquisition of Specialized Medical Devices, Inc.

In April 2007, the Company acquired the assets of HDJ Company, Inc. (“HDJ”) and its wholly owned subsidiary, Specialized Medical Devices, Inc. (“SMD”), a provider of engineering and manufacturing services to medical device manufacturers, for approximately $25.0 million. The results for HDJ are included in the Company’s Medical Segment. Revenues for the three and six month periods ending June 29, 2008 were $3.5 million and $7.3 million, respectively.

Acquisition of Southern Wire Corporation.

In April 2007, the Company acquired substantially all of the assets of Southern Wire Corporation (“Southern Wire”), a wholesale distributor of wire rope cables and related hardware, for approximately $20.6 million. The results for Southern Wire are included in the Company’s Commercial Segment. Revenues for the three and six month periods ending June 29, 2008 were $10.5 million and $19.5 million, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Restructuring

The amounts recognized in restructuring and impairment charges for the three and six month periods ended June 29, 2008 and July 1, 2007 consisted of the following:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Dollars in thousands)

2007 Arrow integration program	$2,734	$—	$10,780	$—
2006 restructuring program	(143)	849	667	920
Aerospace Segment restructuring activity	—	(3)	—	(3)
2004 restructuring and divestiture program	—	235	—	605

Restructuring and impairment charges	$2,591	$1,081	$11,447	$1,522

2007 Arrow Integration Program

In connection with the acquisition of Arrow, the Company formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. In as much as the actions affect employees and facilities of Arrow, the resultant costs have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex will be charged to earnings and included in “restructuring and impairment charges” within the consolidated statement of operations. As of June 29, 2008, the Company estimates that the aggregate of future restructuring and impairment charges that it will incur are approximately $18.4 — $21.4 million when actions are taken or costs are incurred in 2008 and 2009 in connection with this plan. Of this amount, $6.4 — $7.4 million relates to employee termination costs, $10.5 — $11.5 million relates to costs associated with the termination of leases and certain distribution agreements and $1.5 — $2.5 million relates to other restructuring costs.

The charges associated with the 2007 Arrow integration program that are included in restructuring and impairment charges for the three and six month periods ended June 29, 2008 were as follows:

	Three Months Ended	Six Months Ended
	June 29, 2008	June 29, 2008
	Medical
	(Dollars in thousands)

Termination benefits	$1,792	$9,838
Contract termination costs	806	806
Other restructuring costs	136	136

	$2,734	$10,780

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 29, 2008, the accrued liability associated with the 2007 Arrow integration program consisted of the following:

	Balance at				Balance at
	December 31,	Subsequent			June 29,
	2007	Accruals	Payments	Translation	2008
	(Dollars in thousands)

Termination benefits	$606	$9,838	$(2,659)	$19	$7,804
Contract termination costs	—	806	(152)	—	654
Other restructuring costs	—	136	(16)	—	120

	$606	$10,780	$(2,827)	$19	$8,578

2006 Restructuring Program

In June 2006, the Company began certain restructuring initiatives that affected all three of the Company’s reporting segments. These initiatives involved the consolidation of operations and a related reduction in workforce at several of the Company’s facilities in Europe and North America. The Company determined to undertake these initiatives to improve operating performance and to better leverage the Company’s existing resources.

For the three and six month periods ended June 29, 2008 and July 1, 2007, the charges, including changes in estimates, associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended	Six Months Ended
	June 29, 2008	June 29, 2008
	Medical
	(Dollars in thousands)

Termination benefits	$(182)	$589
Contract termination costs	39	78

	$(143)	$667

	Three Months Ended
	July 1, 2007
	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$533	$190	$723
Contract termination costs	91	—	91
Other restructuring costs	35	—	35

	$659	$190	$849

	Six Months Ended
	July 1, 2007
	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$715	$79	$794
Contract termination costs	91	—	91
Other restructuring costs	35	—	35

	$841	$79	$920

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities.

At June 29, 2008, the accrued liability associated with the 2006 restructuring program consisted of the following:

	Balance at				Balance at
	December 31,	Subsequent			June 29,
	2007	Accruals	Payments	Translation	2008
	(Dollars in thousands)

Termination benefits	$1,217	$589	$(1,509)	$(11)	$286
Contract termination costs	561	78	(236)	—	403

	$1,778	$667	$(1,745)	$(11)	$689

The termination benefits set forth above are due within twelve months.

As of June 29, 2008, the Company expects to incur future restructuring expenses related to contract terminations of approximately $266 thousand.

2004 Restructuring and Divestiture Program

During the fourth quarter of 2004, the Company announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position the Company for future earnings growth. The actions included exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.

No costs were incurred during the three and six month periods ending June 29, 2008. For the three and six month periods ended July 1, 2007 the costs, including changes in estimates, associated with the 2004 restructuring and divestiture program were incurred by the Company’s Medical Segment and are included in restructuring and impairment charges as follows:

	Three Months Ended	Six Months Ended
	July 1, 2007	July 1, 2007
	(Dollars in thousands)

Other restructuring costs	$235	$605

	$235	$605

Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.

At June 29, 2008, the accrued liability associated with the 2004 restructuring program consisted of the following:

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		June 29,
	2007	Estimates	Payments	2008
	(Dollars in thousands)

Termination benefits	$25	$—	$(25)	$—
Contract termination costs	1,187	—	(347)	840

	$1,212	$—	$(372)	$840

As of June 29, 2008 the Company does not expect to incur additional restructuring expenses associated with the 2004 restructuring and divestiture program.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Inventories

Inventories consisted of the following:

	June 29,	December 31,
	2008	2007
	(Dollars in thousands)

Raw materials	$181,021	$179,560
Work-in-process	74,849	61,912
Finished goods	205,301	213,631

	461,171	455,103
Less: Inventory reserve	(40,806)	(35,915)

Inventories	$420,365	$419,188

Note 6 —	Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 29, 2008 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Goodwill at December 31, 2007	$1,452,894	$6,317	$43,045	$1,502,256
Adjustment to acquisition balance sheet(1)	(369)	—	—	(369)
Translation adjustment	6,837	—	73	6,910

Goodwill at June 29, 2008	$1,459,362	$6,317	$43,118	$1,508,797

(1)	See Note 3 — Acquisitions

Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	June 29,	December 31,	June 29,	December 31,
	2008	2007	2008	2007
	(Dollars in thousands)

Customer lists	$569,249	$568,701	$36,781	$23,643
Intellectual property	230,805	229,325	49,022	39,100
Distribution rights	28,486	28,139	17,309	16,437
Trade names	341,674	338,834	612	311

	$1,170,214	$1,164,999	$103,724	$79,491

Amortization expense related to intangible assets was approximately $11.8 million and $2.9 million for the three months ended and $23.6 million and $5.7 million for the six months ended June 29, 2008 and July 1, 2007, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2008	$47,000
2009	46,800
2010	46,700
2011	46,400
2012	45,200

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Comprehensive income

The following table summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Dollars in thousands)

Net income	$34,943	$93,861	$57,886	$138,135
Net unrealized gains (loss) on qualifying cash flow hedges	11,473	1,544	(168)	2,407
Changes in pension and postretirement obligations	891	—	526	—
Pension curtailment	—	1,484	—	1,484
Cumulative translation adjustment	(1,171)	9,829	24,850	14,587

Comprehensive income	$46,136	$106,718	$83,094	$156,613

Note 8 —	Changes in shareholders’ equity

Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Shares in thousands)

Common shares, beginning of period	41,870	41,450	41,794	41,364
Shares issued under compensation plans	62	244	138	330

Common shares, end of period	41,932	41,694	41,932	41,694

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date, and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through June 29, 2008, no shares have been purchased under this Board authorization.

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

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Shares in thousands)

Basic	39,562	39,221	39,508	39,126
Dilutive shares assumed issued	269	457	262	414

Diluted	39,831	39,678	39,770	39,540

Weighted average stock options that were anti-dilutive and therefore not included in the calculation of earnings per share were approximately 1,119 thousand and 1,029 thousand for the three and six month periods ended June 29, 2008 and approximately 326 thousand and 560 thousand for the three and six month periods ended July 1, 2007, respectively.

Note 9 —	Stock compensation plans

The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock units to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. Outstanding restricted stock units generally vest in one to three years. During the first six months of 2008, under the 2000 plan, the Company granted incentive and non-qualified options to purchase 381,881 shares of common stock and granted restricted stock units representing 154,468 shares of common stock.

The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, provided, that grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan will have an exercise price equal to the closing price of the Company’s common stock on the date of grant. The 2008 plan was approved by the Company’s stockholders on May 1, 2008 at the Company’s annual meeting of stockholders. During the first six months of 2008, no awards have been granted under the 2008 plan.

Note 10 —	Pension and other postretirement benefits

The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The benefits under the U.S. defined benefit pension plans are no longer available to new employees with certain exceptions. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$1,330	$904	$247	$106	$2,656	$1,809	$494	$212
Interest cost	4,661	2,973	748	415	9,311	5,946	1,495	830
Expected return on plan assets	(5,821)	(3,366)	—	—	(11,642)	(6,732)	—	—
Net amortization and deferral	471	614	265	282	942	1,228	531	564

Net benefit cost	$641	$1,125	$1,260	$803	$1,267	$2,251	$2,520	$1,606

Note 11 —	Fair Value Measurement

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

The Company adopted SFAS 157 for financial assets and financial liabilities as of January 1, 2008, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1 and FSP 157-2. The adoption did not have an impact on the Company’s financial position and results of operations. The Company endeavors to utilize the best available information in measuring fair value. The Company has determined that its financial assets are comprised of both Level 1 and Level 2 inputs and that its financial liabilities are comprised of Level 2 inputs in the fair value hierarchy described as follows:

Valuation Hierarchy

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 inputs — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has ability to access at the measurement date.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 inputs — inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include:

1. Quoted prices for similar assets or liabilities in active markets.

2. Quoted prices for identical or similar assets or liabilities in markets that are not active or there are few transactions.

3. Inputs other than quoted prices that are observable for the asset or liability.

4. Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 inputs — unobservable inputs for the asset or liability. Unobservable inputs may be used to measure fair value only when observable inputs are not available. Unobservable inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability in achieving the fair value measurement objective of an exit price perspective.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 29, 2008:

	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	June 29, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Deferred compensation assets	$3,613	$3,613	$—	$—
Derivative assets	$1,060	$—	$1,060	$—
Derivative liabilities	$18,712	$—	$18,712	$—

Valuation Techniques

The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in Rabbi Trusts which are used to pay benefits under certain deferred compensation plan benefits. Under these deferred compensation plans, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.

The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of the interest rate swap contract and foreign currency forward contracts. The Company has taken into account the credit worthiness of the counterparties. The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps to manage exposure to interest rate changes. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Note 12 —	Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the six months ended June 29, 2008 (dollars in thousands):

Balance — December 31, 2007	$19,981
Accruals for warranties issued in 2008	5,360
Settlements (cash and in kind)	(6,708)
Accruals related to pre-existing warranties	636
Effect of translation	48

Balance — June 29, 2008	$19,317

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the applicable lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at June 29, 2008. The Company’s future payments under these leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At June 29, 2008, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn sells interests in those receivables to a commercial paper conduit. The conduit issues notes secured by those interests to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. The total amount of accounts receivable held by the special purpose entity at June 29, 2008 and December 31, 2007 were $158.6 million and $124.3 million, respectively. The special purpose entity has received cash consideration of $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at each of June 29, 2008 and December 31, 2007, which amounts were removed from the consolidated balance sheet at such dates in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 29, 2008, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $8.5 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of June 29, 2008.

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

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that includes the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. The Company has begun implementing its corrective action plan, which it expects to complete by the end of 2008.

While the Company believes it can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time or expenditures required to resolve these issues to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company, including, but not limited to, seizing its product inventory, obtaining a court injunction against further marketing of the Company’s products or assessing civil monetary penalties.

In June 2008, HM Revenue and Customs (“HMRC”) assessed Airfoil Technologies International UK Limited (“ATI-UK”), a consolidated United Kingdom venture in which the Company has a 60% economic interest, approximately $13 million for customs duty for the period from July 1, 2005 through March 31, 2008. HMRC had previously assessed ATI-UK approximately $1 million for customs duty for the first and second quarters of 2004. Additionally, for the above periods, ATI-UK was assessed a value added tax (“VAT”) of approximately $93 million, for which HMRC has advised ATI-UK that, to the extent it is due and payable, it has until March 2010 to fully recover such VAT. The assessments were imposed because HMRC concluded that ATI-UK did not provide the necessary documentation for which reliance on Inland Processing Relief status (duty and VAT) was claimed by ATI-UK.

ATI-UK has filed an appeal and been granted a hardship application (to avoid payment of the assessment while the appeal is pending) regarding the assessment for the first two quarters of 2004, and has filed an appeal and hardship application with respect to the June 2008 assessment. ATI-UK is continuing to assemble documentation for submission to HMRC and intends to vigorously contest these assessments and pursue the hardship application. In the event ATI-UK is not successful in procuring the second hardship application or a favorable resolution of the assessments, such outcome would have a material adverse effect on the business of ATI-UK. The Company has a net investment in ATI-UK of approximately $12 million.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13 —	Business segment information

Information about continuing operations by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Dollars in thousands)

Segment data:
Medical	$384,335	$226,428	$758,392	$453,317
Aerospace	130,140	107,347	258,838	217,604
Commercial	109,610	118,542	211,375	221,736

Segment net revenues	624,085	452,317	1,228,605	892,657

Medical	70,652	43,218	141,564	91,827
Aerospace	16,844	12,044	29,126	24,630
Commercial	9,460	10,178	12,307	15,706

Segment operating profit(1)	96,956	65,440	182,997	132,163
Less: Corporate expenses	10,255	12,376	22,363	23,066
Net loss on sales of businesses and assets	—	2,121	18	1,328
Restructuring and impairment charges	2,591	1,081	11,447	1,522
Minority interest	(9,098)	(6,708)	(16,152)	(13,816)

Income from continuing operations before interest, taxes and minority interest	$93,208	$56,570	$165,321	$120,063

(1)	Segment operating profit includes a segment’s net revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, (gain) loss on sales of assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

Note 14 —	Divestiture-Related Activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Net loss on sales of businesses and assets.

Net loss on sales of businesses and assets consists of the following for the three and six month periods ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Dollars in thousands)

Net loss on sales of businesses and assets	$—	$2,121	$18	$1,328

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

During the first quarter of 2008, the Company incurred $18 thousand of additional expenses in connection with the finalization of the sale of its ownership interest in one of its variable interest entities.

During the first quarter of 2007, the Company sold a building which it had classified as held for sale and realized a pre-tax gain of $793 thousand. During the second quarter of 2007, the Company sold a business in the Commercial Segment and realized a pre-tax loss of $2.1 million.

Assets Held for Sale

Assets held for sale at June 29, 2008 consists of two buildings which the Company is actively marketing. Assets held for sale at December 31, 2007 consisted of three buildings. The Company sold a building in the second quarter of 2008 for book value.

Discontinued Operations

On December 27, 2007 the Company completed the sale of its business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “GMS businesses”) to Kongsberg Automotive Holding for $560 million in cash. The sale price is subject to adjustment based upon the working capital of the business units included in the sale as of December 27, 2007 and various tax elections. The Company’s condensed consolidated statement of income for the three and six month periods ended July 1, 2007 has been retrospectively adjusted to reflect these operations as discontinued. The divested GMS businesses were all part of the Company’s Commercial Segment.

In the second quarter of 2008, the Company refined its estimates for the post-closing adjustments based on the provisions of the Purchase Agreement. Also during the second quarter of 2008, the Company recorded a charge for the settlement of a contingency related to the sale of the GMS businesses. These activities resulted in a decrease in the gain on sale of the GMS businesses and are reported in discontinued operations as a loss of $2.8 million, net of taxes of $2.0 million for the three and six months ending June 29, 2008.

On June 29, 2007 the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in the Aerospace Segment for $133.9 million in cash and realized a pre-tax gain of $75.5 million.

The results of these discontinued operations for the three and six month periods ended July 1, 2007 were as follows:

	Three Months Ended	Six Months Ended
	(Dollars in thousands)

Net revenues	$261,601	$522,783
Costs and other expenses, net	168,384	411,813

Income from discontinued operations before income taxes	93,217	110,970
Provision for income taxes	32,602	39,912

Income from discontinued operations	$60,615	$71,058

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 1, 2007, we acquired all of the outstanding capital stock of Arrow International, Inc. (“Arrow”) for approximately $2.1 billion including fees and expenses. Arrow is a leading global provider of catheter-based access and therapeutic products for critical and cardiac care. In November 2007, we acquired Nordisk Aviation Products a.s. (Nordisk), a world leader in developing, supplying and servicing containers and pallets for air cargo, for approximately $27.8 million, net of cash acquired. The results of Arrow and Nordisk have been included in our Medical and Aerospace Segments, respectively, since their respective acquisition dates.

On June 29, 2007, we completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in its Aerospace Segment, for $133.9 million in cash. On December 27, 2007, we completed the sale of our business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “GMS businesses”) for $560 million in cash. The sale price is subject to possible upward or downward adjustment based on the working capital of the business, measured at the closing date of the sale, and to various tax elections. In the second quarter of 2008, we refined our estimates of the post-closing adjustment based on the working capital of the business. In addition, we also recorded a charge for the settlement of a contingency related to the GMS businesses that were sold. These activities resulted in a reduction to the gain on sale of the GMS businesses of approximately $2.8 million, net of taxes of $2.0 million for the three and six month periods ending June 29, 2008 as reported in discontinued operations. For the three and six month periods ending July 1, 2007 the TAMG and GMS businesses have been presented in our condensed consolidated financial statements as discontinued operations.

The Medical, Aerospace and Commercial Segments comprised 62%, 21% and 17% of our revenues, respectively, for the six months ended June 29, 2008 and comprised 51%, 24% and 25% of our revenues, respectively, for the same period in 2007.

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2007 Annual Report, incorporated by reference in our 2007 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 11 to the Condensed Consolidated Financial Statements included in this report, we have adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FASB Staff position No. 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the first six months of 2008.

In measuring fair value, we have determined that our financial assets are comprised of both Level 1 and Level 2 inputs and that our financial liabilities are comprised of Level 2 inputs, as defined under SFAS 157 and as described in Note 11 to the Condensed Consolidated Financial Statements included in this report. The counterparties in these arrangements are major financial institutions. Although the potential risk to us is the replacement cost of the then estimated fair value of these instruments, management believes that the risk of losses is remote and that the losses, if any, would be immaterial.

Results of Operations

We are focused on achieving consistent and sustainable growth through the development of new products, expansion of market share, moving existing products into new geographies, and through selected acquisitions which enhance or expedite our development initiatives and our ability to increase market share. The discussion of growth from acquisitions included below reflects the impact of a purchased company up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year and the comparable activity of divested companies within the most recent twelve-month period.

Comparison of the three and six month periods ended June 29, 2008 and July 1, 2007

Revenues increased approximately 38% in the second quarter of 2008 to $624.1 million from $452.3 million in the same period of a year ago. Businesses acquired in 2007 contributed 34% to this increase in revenues and foreign currency benefited revenue growth by 4%. Core revenue growth was flat for the second quarter. For the first six months of 2008, revenues increased approximately 38% to $1.2 billion from $0.9 billion in the first six months of 2007. Businesses acquired in the past twelve months contributed 35% to this increase in revenues and foreign currency contributed 5% to revenue growth, while revenues from core business declined 1% and divestitures reduced revenues another 1%. Core revenue decline in the first six months of 2008 was primarily due to a significant decrease in sales volume for auxiliary power units sold into the North American truck market, and to a lesser extent, weaker sales of certain recreational marine products in North America, when compared to the corresponding prior year periods.

Gross profit as a percentage of revenues increased to 41.4% in the second quarter of 2008 from 36.1% in the second quarter of 2007. For the first six months of 2008, gross profit as a percentage of revenues increased to 40.0% compared to 36.4% for the six months of 2007. For both the three month and six month periods, the increases were largely due to the addition of higher margin Arrow critical care product lines and improved margins in the Aerospace Segment’s engine repairs business. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 26.1% for the three months ended June 29, 2008 compared to 22.9% for the three months ended July 1, 2007 and 25.6% for the first six months of 2008 compared to 22.6% for the first six months of 2007, principally due to the acquisition of Arrow.

Interest expense increased significantly in the second quarter and first six months of 2008 compared to the same periods in 2007 principally as a result of the debt incurred in connection with the Arrow acquisition. Interest income decreased in the second quarter and first six months of 2008 compared to the same periods in 2007 primarily due to lower amounts of invested funds combined with lower average interest rates. The effective tax rate for the three months ending June 29, 2008 was 24.7% compared to 18.7% for the corresponding prior year period. For the six months ending June 29, 2008 the effective tax rate was 26.3% compared to 22.7% for the corresponding prior year period. The rate increase in both periods reflects a higher concentration of US taxable income in 2008 due to the Arrow acquisition and the impact of a tax credit for research and development in 2007. Minority interest in consolidated subsidiaries increased $2.4 million in the second quarter and first six months of 2008 compared to the same periods in 2007 due to increased profits during the second quarter of 2008 from consolidated entities that are not wholly-owned.

In connection with the acquisition of Arrow, we have formulated a plan related to the future integration of Arrow and our Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. In as much as the actions affect employees and facilities of Arrow, the resultant costs have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in “restructuring and impairment charges” within the condensed consolidated statement of operations and amounted to approximately $2.6 million and $11.4 million during the three and six months ended June 29, 2008, respectively. As of June 29, 2008, we expect to incur future restructuring costs of between $18.4 — $21.4 million when actions are taken or costs are incurred in 2008 and 2009 in connection with this plan. Of this amount, $6.4 — $7.4 million relates to employee termination costs, $10.5 — $11.5 million relates to lease termination costs as well as termination of certain distribution agreements and $1.5 — $2.5 million relates to other restructuring costs. In connection with the Arrow integration and restructuring activities, the Company has incurred restructuring related costs in the Medical Segment which do not qualify as restructuring costs. These costs are reported in the results of the Medical Segment’s operating profit in selling, engineering and administrative expenses.

In June 2006, we began certain restructuring initiatives that affect all three of our operating segments. These initiatives involve the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We determined to undertake these initiatives to improve operating performance and to better leverage our existing resources. The charges, including changes in estimates, associated with the 2006 restructuring program that are included in restructuring and impairment charges resulted in a credit of $143 thousand and a charge of $849 thousand for the three month periods ended June 29, 2008 and July 1, 2007, respectively and charges of $667 thousand and $919 thousand for the six month periods ended June 29, 2008 and July 1, 2007, respectively. As of June 29, 2008, future restructuring costs associated with our 2006 restructuring program are related to contract termination costs of approximately $266 thousand.

For additional information regarding our restructuring programs, see Note 4 to our Condensed Consolidated Financial statements included in this report.

Segment Reviews

	Three Months Ended			Six Months Ended
	June 29,	July 1,	% Increase/	June 29,	July 1,	% Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
			(Dollars in thousands)

Segment data:
Medical	$384,335	$226,428	70	$758,392	$453,317	67
Aerospace	130,140	107,347	21	258,838	217,604	19
Commercial	109,610	118,542	(8)	211,375	221,736	(5)

Segment net revenues	624,085	452,317	38	1,228,605	892,657	38

Medical	70,652	43,218	64	141,564	91,827	54
Aerospace	16,844	12,044	40	29,126	24,630	18
Commercial	9,460	10,178	(7)	12,307	15,706	(22)

Segment operating profit	$96,956	$65,440	48	$182,997	$132,163	39

The percentage increases or (decreases) in net revenues during the three and six month periods ended June 29, 2008 compared to the same period in 2007 are due to the following factors:

	% Increase/(Decrease)
	2008 vs. 2007
	Medical		Aerospace		Commercial		Total
	Three	Six	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months	Months	Months

Acquisitions	62	61	12	12	3	5	34	35
Core growth	3	1	5	4	(11)	(11)	—	(1)
Currency impact	6	6	4	3	1	2	4	5
Dispositions	(1)	(1)	—	—	(1)	(1)	—	(1)

Total Change	70	67	21	19	(8)	(5)	38	38

The following is a discussion of our segment operating results.

Comparison of the three and six month periods ended June 29, 2008 and July 1, 2007

Medical

Medical Segment net revenues grew 70% in the second quarter of 2008 to $384.3 million, from $226.4 million in the same period last year. The acquisition of Arrow accounted for $139.0 million, or 62%, of this increase in revenues. Of the remaining 8% increase in net revenues, 6%was due to foreign currency fluctuations and 3% was due to core revenue growth, partially offset by a 1% impact from divestitures. Medical segment core revenue growth in the second quarter reflected higher sales volume for critical care and surgical products in Europe and an increase in sales of orthopedic and specialty medical devices to original equipment manufacturers when compared to the same period in 2007.

Medical Segment net revenues include sales of critical care, surgical and cardiac care products as well as sales of medical devices to original equipment manufacturers. Net sales by product group are comprised of the following:

	Three Months Ended			Six Months Ended
	June 29,	July 1,	% Increase/	June 29,	July 1,	% Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
			(Dollars in millions)

Critical Care	$243.3	$115.9	110	$480.5	$231.4	108
Surgical	77.5	71.7	8	148.3	141.9	5
Cardiac Care	19.1	—	100	40.8	—	100
OEM	40.8	35.7	14	78.8	70.3	12
Other	3.6	3.1	16	10.0	9.7	3

Total Sales	$384.3	$226.4	70	$758.4	$453.3	67

The Arrow acquisition contributed a total of $139.0 million and $273.5 million to Medical Segment revenues for the three and six month periods ended June 29, 2008, respectively, of which $119.9 million and $232.7 million are included in the critical care product group and $19.1 million and $40.8 million are included in the cardiac care product category for the three and six month periods ended June 29, 2008, respectively.

Medical Segment net revenues include sales of critical care, surgical and cardiac care products to hospitals and healthcare providers, which represents 90% of the Medical Segment’s net revenues for the first six months of 2008 and are geographically comprised of the following:

North America	44%
Europe, Middle East and Africa	36%
Asia and Latin America	10%

90%

The remaining 10% of the Medical Segment’s net revenues are derived from sales of medical devices to original equipment manufacturers.

Critical care product sales increased during the second quarter as compared to the corresponding prior year period. This increase was primarily due to the acquisition of Arrow in the fourth quarter of 2007, which expanded our vascular access and regional anesthesia product lines and contributed $119.9 million to the critical care category during the quarter. Critical care sales of respiratory products increased on favorable foreign currency and stronger sales volume in Europe and Asia/Latin America, while sales of respiratory care products in North America markets declined compared to the corresponding prior year quarter. Anesthesia sales increased in North America due to higher volume and in Europe on favorable foreign currency related to higher volume while sales in Asia/Latin America declined slightly compared to the corresponding prior year quarter, largely as a result of price pressure for certain airway management products. Urology product sales increased due to higher volume on sales in Europe and Asia/Latin America, partially offset by a slight decline in North America. For the first six months of 2008, critical care product sales increased compared to the same period of a year ago primarily due to the addition of the Arrow products ($232.7 million). Other factors that account for the remaining $16.4 million of sales growth during the six months ended June 29, 2008 include favorable foreign currency translation and increased volume for respiratory and urology products in Europe and Asia/Latin America.

Surgical product sales increased approximately 8% during the second quarter of 2008 compared to the same period of a year ago benefiting from favorable foreign currency translation and higher volumes for certain product lines. Increased sales of surgical products in European markets were partially offset by declines in surgical device sales in North America compared to the corresponding prior year quarter. This decline was primarily in the chest drainage and instrumentation product lines. For the first six months of 2008, surgical product sales increased 5%, largely as a result of favorable foreign currency and higher volume for surgical products in European markets.

Cardiac care product sales increased as a result of the Arrow acquisition in the fourth quarter of 2007, which added $19.1 million and $40.8 million in revenues for this product category in the three and six month periods ended June 29, 2008, respectively.

Sales to original equipment manufacturers increased during the second quarter primarily as a result of increased sales of orthopedic instrumentation when compared to the corresponding prior year quarter and higher volumes for specialty suture products. For the first six months of 2008, sales to original equipment manufacturers increased primarily as a result of an acquisition in the orthopedic product line in early 2007, increased sales of orthopedic instrumentation and higher volumes for specialty sutures and other devices.

Operating profit in the Medical Segment increased 64% during the second quarter of 2008 to $70.7 million, from $43.2 million in the corresponding prior year period. For the first six months of 2008, segment operating profit increased 54% to $141.6 million, from $91.8 million in the corresponding prior year period. For both periods, the addition of higher margin Arrow critical care product lines was the principal factor that caused the higher segment operating profit. Other factors that contributed to the higher operating profit were improved cost and operational efficiencies, higher volumes in Europe and the favorable impact from the strengthening Euro.

Aerospace

Aerospace Segment revenues grew 21% in the second quarter of 2008 to $130.1 million, from $107.3 million in the corresponding prior year period. The expansion of the cargo containers product line with the acquisition of Nordisk Aviation Products contributed approximately 12% of this growth. Foreign currency fluctuations and core growth contributed approximately 4% and 5%, respectively. The increase in core revenues reflects a significant increase in unit volume for narrow body cargo-loading systems and for cargo aftermarket spare components and repairs which more than offset lower volumes for cargo containers and actuators. Core revenues from engine repair products and services increased slightly compared to the corresponding prior year quarter. For the first six months of 2008 Aerospace revenues grew 19% to $258.8 million, from $217.6 million in the corresponding prior year period. This growth was principally due to the impact of the Nordisk acquisition and increased sales of wide body cargo handling systems, narrow body cargo loading systems and spare components and repairs.

Segment operating profit increased 40% in the second quarter of 2008 to $16.8 million, from $12.0 million in the corresponding prior year period. For the first six months of 2008, segment operating profit increased 18% to $29.1 million compared to $24.6 million in the corresponding prior year period. For both periods, the increase was principally due to the impact of the Nordisk acquisition, favorable product mix in the engine repair services business resulting from higher volume for engine repair and lower demand for replacement parts compared to the corresponding prior year period and from consolidation of operations and phasing out of lower margin product lines in the engine repair services business during 2007.

Commercial

Commercial Segment revenues declined approximately 8% in the second quarter of 2008 to $109.6 million, from $118.5 million in the same period last year. Core growth of 12% in sales of rigging services products was more than offset by lower sales of auxiliary power units for the North American truck market and lower sales of marine products resulting in an overall decline in core revenue of 11% in the Commercial Segment. An acquisition in the rigging services business contributed 3% growth and foreign currency contributed 1%, partially offset by dispositions of 1%. For the first six months of 2008 Commercial revenues declined 5% to $211.4 million, from $221.7 million during the corresponding prior year period as a result of a decline in sales of auxiliary power units for the North American truck market and to a lesser extent a decline in sales of marine products for the recreational boat market.

During the second quarter of 2008, operating profit in the Commercial Segment declined 7% to $9.5 million, from $10.2 million in the corresponding prior year period. For the first six months of 2008, segment operating profit declined 22% to $12.3 million compared to $15.7 million in the corresponding prior year period. The decline in operating profit for both periods was principally due to unfavorable foreign currency impacts, lower volumes in the power systems and marine businesses, which more than offset the positive impact of increased volume and favorable product mix in the rigging services business compared to the corresponding prior year periods.

Liquidity and Capital Resources

Operating activities from continuing operations provided net cash of approximately $22.0 million during the first six months of 2008. Operating assets and liabilities decreased $119.1 million during the first six months of 2008 primarily due to approximately $90.2 million of estimated tax payments made in connection with businesses divested during the fourth quarter of 2007. Our financing activities from continuing operations during the first six months of 2008 consisted primarily of repayment of long-term debt of approximately $39.0 million, payment of dividends of $26.1 million and payments to minority interest shareholders of $24.9 million. Our investing activities from continuing operations during the first six months of 2008 consisted primarily of capital expenditures of $17.8 million and $5.7 million of additional payments for businesses acquired primarily Nordisk. Cash flows used in discontinued operations of $5.6 million reflects the settlement of a contingency related to the sale of the GMS businesses.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn sells interests in those receivables to a commercial paper conduit. The conduit issues notes secured by those interests to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. The total amount of accounts receivable held by the special purpose entity at June 29, 2008 and December 31, 2007 were $158.6 million and $124.3 million, respectively.

The special purpose entity has received cash consideration of $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at each of June 29, 2008 and December 31, 2007 which amounts were removed from the consolidated balance sheet at such dates in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio exceeds certain levels, which may further limit our ability to repurchase shares under this Board authorization. Through June 29, 2008, no shares have been purchased under this Board authorization.

The following table provides our net debt to total capital ratio:

	June 29,	December 31,
	2008	2007
	(Dollars in thousands)

Net debt includes:
Current borrowings	$172,491	$185,129
Long-term borrowings	1,473,545	1,499,130

Total debt	1,646,036	1,684,259
Less: Cash and cash equivalents	103,242	201,342

Net debt	$1,542,794	$1,482,917

Total capital includes:
Net debt	$1,542,794	$1,482,917
Shareholders’ equity	1,394,484	1,328,843

Total capital	$2,937,278	$2,811,760

Percent of net debt to total capital	53%	53%

As of June 29, 2008, the aggregate amount of debt maturing for each year is as follows (dollars in millions):

Remaining 2008	$146.9
2009	103.5
2010	102.2
2011	247.2
2012	819.7
2013 and thereafter	226.5

The aggregate amount of debt maturing in 2008 as of June 29, 2008 includes $42.7 million outstanding under a revolving line of credit. This credit facility is committed for five years from October 1, 2007.

We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the quarter ended June 29, 2008 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

While the Company believes it can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time or cost it will take the Company to resolve these issues to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, it may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company, including, but not limited to, seizing its product inventory, obtaining a court injunction against further marketing of the Company’s products or assessing civil monetary penalties.

In June 2008, HM Revenue and Customs (“HMRC”) assessed Airfoil Technologies International UK Limited (“ATI-UK”), a consolidated United Kingdom venture in which the Company has a 60% economic interest, approximately $13 million for customs duty for the period from July 1, 2005 through March 31, 2008. HMRC had previously assessed ATI-UK approximately $1 million for customs duty for the first and second quarters of 2004. Additionally, for the above periods, ATI-UK was assessed a value added tax (“VAT”) of approximately $93 million, for which HMRC has advised ATI-UK that, to the extent it is due and payable, it has until March 2010 to fully recover such VAT. The assessments were imposed because HMRC concluded that ATI-UK did not provide the necessary documentation for which reliance on Inland Processing Relief status (duty and VAT) was claimed by ATI-UK.

ATI-UK has filed an appeal and been granted a hardship application (to avoid payment of the assessment while the appeal is pending) regarding the assessment for the first two quarters of 2004, and has filed an appeal and hardship application with respect to the June 2008 assessment. ATI-UK is continuing to assemble documentation for submission to HMRC and intends to vigorously contest these assessments and pursue the hardship application. In the event ATI-UK is not successful in procuring the second hardship application or a favorable resolution of the assessments, such outcome would have a material adverse effect on the business of ATI-UK. The Company has a net investment in ATI-UK of approximately $12 million.

In addition, the Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no significant changes in risk factors for the quarter ended June 29, 2008 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2008 Annual Meeting of Stockholders held on May 1, 2008, the Company’s stockholders voted on:

•	the election of four directors of the Company to serve for a term of three years or until their successors have been elected and qualified;

•	a proposal to approve the Company’s 2008 Stock Incentive Plan; and

•	a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

With respect to the election of directors, the Company’s stockholders elected each of George Babich, Jr., William R. Cook, Stephen K. Klasko and Benson F. Smith to the Company’s Board of Directors to serve a three-year term expiring in 2011. The number of votes cast for or withheld with respect to each nominee is set forth below:

Name	For	Withheld

George Babich, Jr.	34,375,719	995,149
William R. Cook	34,389,175	981,693
Stephen K. Klasko	34,343,638	1,027,230
Benson F. Smith	34,143,583	1,227,285

The directors of the Company comprising the other two classes of the Board, who continued in office following the meeting, are Jeffrey P. Black, Sigismundus W.W. Lubsen, Judith M. von Seldeneck and Harold L. Yoh III, whose terms expire in 2009, and Patricia C. Barron, Jeffrey A. Graves and James W. Zug, whose terms expire in 2010.

With respect to the remaining proposals, the Company’s stockholders approved the Company’s 2008 Stock Incentive Plan and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year. The number of votes cast for or against, the number of abstentions and the number of broker non-votes with respect to each proposal is set forth below:

Proposal	For	Against	Abstain	Broker Non-Votes

Approval of 2008 Stock Incentive Plan	24,577,191	7,039,982	516,413	3,237,283
Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year	34,815,245	524,369	31,254	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) under the Securities Exchange Act of 1934.
32.2	—	Certification of Chief Financial Officer, Pursuant to Rule 13a — 14(b) under the Securities Exchange Act of 1934.

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

Dated: July 29, 2008