Form 10-Q
period 2008-09-28
TELEFLEX INC
filed 2008-10-28
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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
Yes ☐               No ☑

On October 20, 2008, 39,714,392 shares of the registrant’s common stock, $1.00 par value, were outstanding.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share)

Net revenues	$595,882	$458,562	$1,824,487	$1,351,219
Materials, labor and other product costs	357,064	304,585	1,094,165	872,464

Gross profit	238,818	153,977	730,322	478,755
Selling, engineering and administrative expenses	144,329	95,621	459,047	297,486
Restructuring and impairment charges	470	4,937	11,917	6,459
Net (gain) loss on sales of businesses and assets	—	(207)	18	1,121

Income from continuing operations before interest, taxes and minority interest	94,019	53,626	259,340	173,689
Interest expense	28,999	9,891	91,472	28,568
Interest income	(627)	(4,599)	(2,134)	(7,922)

Income from continuing operations before taxes and minority interest	65,647	48,334	170,002	153,043
Taxes on income from continuing operations	13,701	104,358	41,173	128,174

Income (loss) from continuing operations before minority interest	51,946	(56,024)	128,829	24,869
Minority interest in consolidated subsidiaries, net of tax	9,627	7,200	25,779	21,016

Income (loss) from continuing operations	42,319	(63,224)	103,050	3,853

Operating income (loss) from discontinued operations (including (loss) on disposal of $4,808 in 2008 and (loss) gain on disposal of ($275) and $75,215 in 2007, respectively)	—	7,439	(4,808)	118,409
Taxes (benefit) on income (loss) from discontinued operations	—	1,251	(1,963)	41,163

Income (loss) from discontinued operations	—	6,188	(2,845)	77,246

Net income (loss)	$42,319	$(57,036)	$100,205	$81,099

Earnings per share:
Basic:
Income (loss) from continuing operations	$1.07	$(1.61)	$2.61	$0.10
Income (loss) from discontinued operations	—	0.16	(0.07)	1.97

Net income (loss)	$1.07	$(1.45)	$2.53	$2.07

Diluted:
Income (loss) from continuing operations	$1.06	$(1.61)	$2.59	$0.10
Income (loss) from discontinued operations	—	0.16	(0.07)	1.95

Net income (loss)	$1.06	$(1.45)	$2.52	$2.05

Dividends per share	$0.34	$0.32	$1.00	$0.925
Weighted average common shares outstanding:
Basic	39,645	39,368	39,553	39,207
Diluted	39,970	39,368	39,837	39,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$91,397	$201,342
Accounts receivable, net	342,612	341,963
Inventories	430,180	419,188
Prepaid expenses	21,267	31,051
Income taxes receivable	64,845	—
Deferred tax assets	52,621	12,025
Assets held for sale	3,312	4,241

Total current assets	1,006,234	1,009,810
Property, plant and equipment, net	413,434	430,976
Goodwill	1,497,758	1,502,256
Intangibles and other assets	1,150,658	1,211,172
Investments in affiliates	26,989	26,594
Deferred tax assets	2,168	7,189

Total assets	$4,097,241	$4,187,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$89,915	$143,357
Accounts payable	144,280	133,654
Accrued expenses	158,084	180,110
Payroll and benefit-related liabilities	85,427	84,251
Income taxes payable	27,600	85,805
Deferred tax liabilities	21,523	21,733

Total current liabilities	526,829	648,910
Long-term borrowings	1,488,396	1,540,902
Deferred tax liabilities	399,138	379,467
Pension and postretirement benefit liabilities	91,001	78,910
Other liabilities	169,850	168,782

Total liabilities	2,675,214	2,816,971
Minority interest in equity of consolidated subsidiaries	35,408	42,183
Commitments and contingencies
Shareholders’ equity	1,386,619	1,328,843

Total liabilities and shareholders’ equity	$4,097,241	$4,187,997

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$100,205	$81,099
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	2,845	(77,246)
Depreciation expense	48,997	34,011
Amortization expense of intangible assets	35,064	8,925
Amortization expense of deferred financing costs	3,931	838
Stock-based compensation	6,578	6,404
Net loss on sales of businesses and assets	18	1,121
Impairment of long-lived assets	—	4,118
Minority interest in consolidated subsidiaries	25,779	21,016
Other	15,301	(2,409)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,636)	(24,354)
Inventories	(14,850)	(4,212)
Prepaid expenses	9,619	(9,799)
Accounts payable and accrued expenses	11,516	5,759
Income taxes payable and deferred income taxes	(134,219)	107,869

Net cash provided by operating activities from continuing operations	98,148	153,140

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	77,000	49,203
Repayments of long-term borrowings	(185,345)	(30,689)
Increase (decrease) in notes payable and current borrowings	2,386	(10,663)
Proceeds from stock compensation plans	7,717	23,167
Payments to minority interest shareholders	(33,079)	(21,259)
Dividends	(39,568)	(36,321)

Net cash used in financing activities from continuing operations	(170,889)	(26,562)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(28,292)	(30,153)
Payments for businesses acquired	(5,673)	(43,689)
Proceeds from sales of businesses and assets	6,681	142,303
Purchase of intellectual property	(410)	—
Investments in affiliates	(320)	(5,439)

Net cash (used in) provided by investing activities from continuing operations	(28,014)	63,022

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(5,616)	60,509
Net cash provided by financing activities	—	3,391
Net cash used in investing activities	—	(11,588)

Net cash (used in) provided by discontinued operations	(5,616)	52,312

Effect of exchange rate changes on cash and cash equivalents	(3,574)	7,403

Net (decrease) increase in cash and cash equivalents	(109,945)	249,315
Cash and cash equivalents at the beginning of the period	201,342	248,409

Cash and cash equivalents at the end of the period	$91,397	$497,724

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

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current period presentation, including the reclassification of $41.8 million of borrowings under the revolving credit agreement from current borrowings to long-term borrowings. Certain financial information is presented on a rounded basis, which may cause minor differences.

Note 2 —	New accounting standards

Split-Dollar Life Insurance Arrangements:  In March 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) for Issue 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance for determining when a liability exists for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The Company adopted the requirements of EITF 06-10 on January 1, 2008, as a change in accounting principle through a cumulative-effect adjustment that reduced retained earnings by approximately $1.9 million. The adjustment was determined by assessing the future cash flows of the premiums that were paid to date as of December 31, 2007 that the Company is entitled to recover under the split-dollar life insurance arrangements, resulting in a reduction of other assets by $1.9 million. Currently, the Company has not made premium payments on any of these policies since 2003.

Fair Value Measurements:  In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP that requires the use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Except as noted below, SFAS No. 157 became effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 with respect to financial assets and financial liabilities. The Company is

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective upon issuance and did not have a material impact on the Company’s fair value of financial assets as a result of the adoption of FSP 157-3. Refer to Note 11 for additional information on fair value measurements.

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

Business Combinations:  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141(R)’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.

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

Noncontrolling Interests:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a noncontrolling interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, that the changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 15, 2008 and earlier adoption is prohibited. Accordingly, the Company will apply the provisions of SFAS No. 160 upon adoption on its effective date.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures about Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which requires enhanced disclosures about derivative and hedging activities. Companies will be required to provide enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. Accordingly, the Company will ensure that it meets the enhanced disclosure provisions of SFAS No. 161 upon the effective date.

Hierarchy of Generally Accepted Accounting Principles:  In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, the Company will adopt SFAS No. 162 within the required period.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities:  In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the guidance under FSP EITF 03-6-1 but does not expect it will result in a change in the Company’s earnings per share or diluted earnings per share.

Determination of the Useful Life of Intangible Assets:  In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the guidance under FSP 142-3 on the Company’s consolidated financial position.

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

Under the terms of the transaction, the Company paid $45.50 per common share in cash, or $2,094.6 million in total, to acquire all of the outstanding common shares of Arrow. In addition, the Company paid $39.1 million in cash for outstanding stock options of Arrow. Pursuant to the terms of the agreement, upon the closing of the transaction, Arrow’s outstanding stock options became fully vested and exercisable and were cancelled in exchange for the right

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to receive an amount for each underlying share equal to the excess of $45.50 over the exercise price per share of the option. The aggregate purchase price of $2,104.0 million includes transaction costs of approximately $10.8 million.

In conjunction with the acquisition of Arrow, the Company repaid approximately $35.1 million of debt, representing substantially all of Arrow’s existing outstanding debt as of October 1, 2007.

The Company financed the all cash purchase price and related transaction costs associated with the Arrow acquisition and the repayment of substantially all of Arrow’s outstanding debt with $1,672.0 million from borrowings under a new senior secured syndicated bank loan and proceeds received through the issuance of privately placed notes and approximately $433.5 million from cash on hand.

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

The following table summarizes the revised purchase price allocation of the cost to acquire Arrow based on the preliminary fair values as of October 1, 2007:

(Dollars in millions)

Assets
Current assets	$401.4
Property, plant and equipment	184.1
Intangible assets	930.4
Goodwill	1,044.0
Other assets	52.3

Total assets acquired	$2,612.2

Less:
Current liabilities	$127.4
Deferred tax liabilities	330.0
Other long-term liabilities	50.8

Liabilities assumed	$508.2

Net assets acquired	$2,104.0

The Company is continuing to evaluate the initial purchase price allocation as of the acquisition date, which will be adjusted as additional information related to the fair values of assets acquired and liabilities assumed becomes known.

Certain assets acquired in the Arrow merger qualify for recognition as intangible assets apart from goodwill in accordance with SFAS No. 141, “Business Combinations.” The preliminary estimated fair value of intangible assets acquired included customer related intangibles of $497.7 million, trade names of $249.0 million and purchased technology of $153.4 million. Customer related intangibles have a useful life of 25 years and purchased technology have useful lives ranging from 7-15 years. Trade names have an indefinite useful life. A portion of the purchase price allocation, $30 million, representing in-process research and development was deemed to have no future alternative use and was charged to expense as of the date of the combination. Goodwill is not deductible for tax purposes.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2007 gives effect to the Arrow merger as if it was completed at the beginning of the period.

	Three Months Ended	Nine Months Ended
	(Dollars in thousands, except per share amounts)

Net revenue	$591,592	$1,740,214
Loss from continuing operations	$(72,751)	$(83,688)
Net loss	$(66,563)	$(6,442)
Basic loss per common share:
Loss from continuing operations	$(1.85)	$(2.13)
Net loss	$(1.69)	$(0.16)
Diluted loss per common share:
Loss from continuing operations	$(1.85)	$(2.13)
Net loss	$(1.69)	$(0.16)
Weighted average common shares outstanding:
Basic	39,368	39,207
Diluted	39,368	39,207

The unaudited pro forma combined financial information presented above includes special charges in the nine month period of $35.8 million of inventory step-up, $30.0 million for in-process research and development write-off that is charged to expense as of the date of the combination and $1.0 million financing costs paid to third parties in connection with the amendment of certain outstanding notes.

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

The Company initially recognized $31.6 million as a liability assumed in the acquisition of Arrow for the estimated costs to carry out the integration plan, and included this amount in the allocation of the purchase price. Of this amount, $18.4 million relates to employee termination costs, $3.6 million to facility closure costs, and $9.6 million to termination of certain distribution agreements and other actions. The Company continues to evaluate and adjust the liabilities relating to the Arrow integration plan. The activity, including changes in estimates to the integration cost accrual from December 31, 2007 through September 28, 2008 are as follows:

	Involuntary
	Employee		Contract	Other
	Termination	Facility	Termination	Restructuring
	Benefits	Closure Costs	Costs	Costs	Total
	(Dollars in millions)

Balance at December 31, 2007	$14.8	$3.6	$9.6	$—	$28.0
Cash payments	(5.3)	(0.2)	(1.5)	(0.2)	(7.2)
Adjustments to reserve	(0.4)	(2.5)	1.9	1.4	0.4
Foreign currency translation	0.3	0.2	0.5	0.1	1.1

Balance at September 28, 2008	$9.4	$1.1	$10.5	$1.3	$22.3

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is anticipated that a majority of the balance of these costs will be charged to the reserve in 2008 and 2009; however, it is currently projected that the costs for some portions of the manufacturing integration will be charged to the reserve through the third quarter of 2010.

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

Acquisition of Nordisk Aviation Products

In November 2007, the company acquired Nordisk Aviation Products a.s. (Nordisk), a world leader in developing, supplying and servicing containers and pallets for air cargo, for approximately $27.8 million, net of cash acquired. The results of Nordisk are included in the Company’s Aerospace Segment. Revenues for the three and nine month periods ending September 28, 2008 were $14.1 million and $40.5 million, respectively.

Note 4 —	Restructuring

The amounts recognized in restructuring and impairment charges for the three and nine month periods ended September 28, 2008 and September 30, 2007 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

2007 Arrow integration program	$432	$—	$11,212	$—
2006 restructuring program	38	1,107	705	2,027
Aerospace Segment restructuring activity	—	—	—	(3)
2004 restructuring and divestiture program	—	73	—	678
Impairment charges	—	3,757		3,757

Restructuring and impairment charges	$470	$4,937	$11,917	$6,459

2007 Arrow Integration Program

In connection with the acquisition of Arrow, the Company formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. Costs related to actions that affect employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in “restructuring and impairment charges” within the consolidated statement of operations. As of September 28, 2008, the Company estimates that the aggregate of future restructuring and impairment charges that it will incur are approximately $22.0 — $25.0 million in 2008 and 2009 in connection with the Arrow integration plan. Of this amount, $10.3 — $11.3 million relates to employee termination costs, $10.5 — $11.5 million relates to costs associated with the termination of leases and certain distribution agreements and $1.2 — $2.2 million relates to other restructuring costs.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The charges associated with the 2007 Arrow integration program which are included in restructuring and impairment charges for the three and nine month periods ended September 28, 2008 were as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2008	September 28, 2008
	Medical
	(Dollars in thousands)

Termination benefits	$44	$9,882
Contract termination costs	63	869
Other restructuring costs	325	461

	$432	$11,212

At September 28, 2008, the accrued liability associated with the 2007 Arrow integration program consisted of the following:

	Balance at				Balance at
	December 31,	Subsequent			September 28,
	2007	Accruals	Payments	Translation	2008
	(Dollars in thousands)

Termination benefits	$606	$9,882	$(4,767)	$314	$6,035
Contract termination costs	—	869	(622)	14	261
Other restructuring costs	—	461	(215)	(13)	233

	$606	$11,212	$(5,604)	$315	$6,529

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

For the three and nine month periods ended September 28, 2008 and September 30, 2007, the charges, including changes in estimates, associated with the 2006 restructuring program by segment that are included in restructuring and impairment charges were as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2008	September 28, 2008
	Medical
	(Dollars in thousands)

Termination benefits	$—	$589
Contract termination costs	38	116

	$38	$705

	Three Months Ended
	September 30, 2007
	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$—	$61	$50	$111
Contract termination costs	—	320	48	368
Asset impairments	—	—	361	361
Other restructuring costs	257	10	—	267

	$257	$391	$459	$1,107

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2007
	Commercial	Medical	Aerospace	Total
	(Dollars in thousands)

Termination benefits	$—	$775	$129	$904
Contract termination costs	—	411	48	459
Asset impairments	—	—	361	361
Other restructuring costs	257	46	—	303

	$257	$1,232	$538	$2,027

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

At September 28, 2008, the accrued liability associated with the 2006 restructuring program consisted of the following:

	Balance at				Balance at
	December 31,	Subsequent			September 28,
	2007	Accruals	Payments	Translation	2008
	(Dollars in thousands)

Termination benefits	$1,217	$589	$(1,623)	$(38)	$145
Contract termination costs	561	116	(325)	—	352

	$1,778	$705	$(1,948)	$(38)	$497

The termination benefits set forth above are payable within twelve months.

As of September 28, 2008, the Company expects to incur future restructuring expenses related to contract terminations of approximately $228 thousand.

2004 Restructuring and Divestiture Program

During the fourth quarter of 2004, the Company announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position the Company for future earnings growth. Actions taken under the program included exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.

No costs were incurred during the three and nine month periods ending September 28, 2008. For the three and nine month periods ended September 30, 2007 the costs, including changes in estimates, associated with the 2004 restructuring and divestiture program were incurred by the Company’s Medical Segment and are included in restructuring and impairment charges as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(Dollars in thousands)

Termination benefits	$(34)	$(34)
Other restructuring costs	107	712

	$73	$678

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other restructuring costs include expenses primarily related to the consolidation of manufacturing operations and the reorganization of administrative functions.

At September 28, 2008, the accrued liability associated with the 2004 restructuring program consisted of the following:

		Subsequent
	Balance at	Accruals and		Balance at
	December 31,	Changes in		September 28,
	2007	Estimates	Payments	2008
	(Dollars in thousands)

Termination benefits	$25	$—	$(25)	$—
Contract termination costs	1,187	—	(493)	694

	$1,212	$—	$(518)	$694

As of September 28, 2008 the Company does not expect to incur additional restructuring expenses associated with the 2004 restructuring and divestiture program.

Impairment Charges

During October of 2007, the Company signed a letter of intent to sell its ownership interest in one of its variable interest entities. Based on the agreed selling price, the Company determined that the carrying value of the entity’s long-lived assets was impaired and recorded a charge of approximately $3.8 million which was included in restructuring and impairment charges in 2007.

Note 5 —	Inventories

Inventories consisted of the following:

	September 28,	December 31,
	2008	2007
	(Dollars in thousands)

Raw materials	$202,417	$179,560
Work-in-process	66,641	61,912
Finished goods	200,792	213,631

	469,850	455,103
Less: Inventory reserve	(39,670)	(35,915)

Inventories	$430,180	$419,188

Note 6 —	Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 28, 2008 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Goodwill at December 31, 2007	$1,452,894	$6,317	$43,045	$1,502,256
Adjustment to acquisition balance sheet(1)	1,839	—	—	1,839
Translation adjustment	(5,433)	—	(904)	(6,337)

Goodwill at September 28, 2008	$1,449,300	$6,317	$42,141	$1,497,758

(1)	See Note 3 — Acquisitions

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	September 28,	December 31,	September 28,	December 31,
	2008	2007	2008	2007
	(Dollars in thousands)

Customer lists	$563,868	$568,701	$42,483	$23,643
Intellectual property	225,448	229,325	50,037	39,100
Distribution rights	28,139	28,139	17,157	16,437
Trade names	338,784	338,834	761	311

	$1,156,239	$1,164,999	$110,438	$79,491

Amortization expense related to intangible assets was approximately $11.5 million and $3.2 million for the three months ended and $35.1 million and $8.9 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2008	$46,700
2009	46,400
2010	46,300
2011	46,000
2012	44,800

Note 7 —	Comprehensive income

The following table summarizes the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Net income (loss)	$42,319	$(57,036)	$100,205	$81,099
Net unrealized gains (losses) on qualifying cash flow hedges	107	(865)	(61)	1,542
Changes in pension and postretirement obligations	(2,925)	514	(2,399)	1,734
Pension curtailment	—	—	—	1,484
Cumulative translation adjustment	(38,963)	23,171	(14,113)	37,758

Comprehensive income (loss)	$538	$(34,216)	$83,632	$123,617

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Changes in shareholders’ equity

Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Shares in thousands)

Common shares, beginning of period	41,932	41,694	41,794	41,364
Shares issued under compensation plans	52	92	190	422

Common shares, end of period	41,984	41,786	41,984	41,786

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date, and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into on October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through September 28, 2008, no shares have been purchased under this Board authorization.

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

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Shares in thousands)

Basic	39,645	39,368	39,553	39,207
Dilutive shares assumed issued	325	—	284	431

Diluted	39,970	39,368	39,837	39,638

Weighted average stock options that were anti-dilutive and therefore not included in the calculation of earnings per share were approximately 666 thousand and 908 thousand for the three and nine month periods ended September 28, 2008 and approximately 666 thousand and 442 thousand for the three and nine month periods ended September 30, 2007, respectively.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. Outstanding restricted stock units generally vest in one to three years. During the first nine months of 2008, the Company granted incentive and non-qualified options to purchase 381,881 shares of common stock and granted restricted stock units representing 154,468 shares of common stock under the 2000 plan.

The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan will have an exercise price equal to the closing price of the Company’s common stock on the date of grant. The 2008 plan was approved by the Company’s stockholders on May 1, 2008 at the Company’s annual meeting of stockholders. During the first nine months of 2008, no awards have been granted under the 2008 plan.

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

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$941	$905	$486	$106	$3,597	$2,714	$980	$318
Interest cost	4,599	2,974	1,170	416	13,910	8,920	2,665	1,246
Expected return on plan assets	(5,804)	(3,367)	—	—	(17,446)	(10,099)	—	—
Net amortization and deferral	446	614	266	281	1,388	1,842	797	845

Net benefit cost	$182	$1,126	$1,922	$803	$1,449	$3,377	$4,442	$2,409

Note 11 —	Fair Value Measurement

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Relative to SFAS 157, the FASB issued FSP 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination. FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that financial asset is not active. The Company’s financial assets are traded in active markets using both Level 1 and Level 2 (described below) inputs that are not adjusted by the Company in determining fair value. In measuring fair value including the key considerations clarified in FSP 157-3, we have reconfirmed our initial determination that financial assets are comprised of both Level 1 and Level 2 inputs in active markets.

The Company adopted SFAS 157 for financial assets and financial liabilities as of January 1, 2008, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1, FSP 157-2 and FSP 157-3. The adoption did not have an impact on the Company’s financial position and results of operations. The Company endeavors to utilize the best available information in measuring fair value. The Company has determined the fair value of its financial assets based on Level 1 and Level 2 inputs and the fair value of its financial liabilities based on Level 2 inputs in accordance with the fair value hierarchy described as follows:

Valuation Hierarchy

SFAS 157 establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 28, 2008:

	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 28, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Deferred compensation assets	$3,272	$3,272	$—	$—
Derivative assets	$578	$—	$578	$—
Derivative liabilities	$17,873	$—	$17,873	$—

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

The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign currency forward contracts. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps to manage exposure to interest rate changes. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Note 12 —	Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the nine months ended September 28, 2008 (dollars in thousands):

Balance — December 31, 2007	$19,981
Accruals for warranties issued in 2008	8,351
Settlements (cash and in kind)	(10,058)
Accruals related to pre-existing warranties	220
Effect of translation	(422)

Balance — September 28, 2008	$18,072

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the applicable lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at September 28, 2008. The Company’s future payments under these leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due should the Company decide neither to renew these leases, nor to exercise its purchase option. At September 28, 2008, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, the Company sells certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn sells interests in those receivables to a commercial paper conduit. The conduit issues notes secured by those interests to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. The total amount of accounts receivable held by the special purpose entity at September 28, 2008 and December 31, 2007 were $147.6 million and $124.3 million, respectively. The special purpose entity has received cash consideration of $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at each of September 28, 2008 and December 31, 2007, which amounts were removed from the consolidated balance sheet at such dates in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 28, 2008, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $8.6 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of September 28, 2008. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that includes the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. The Company has begun implementing its corrective action plan, which it expects to complete, for most facilities and procedures, by the end of 2008.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While the Company believes it can remediate these issues, there can be no assurances regarding the length of time or expenditures required to resolve these issues to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company, including, but not limited to, seizing its product inventory, obtaining a court injunction against further marketing of the Company’s products or assessing civil monetary penalties.

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

ATI-UK has filed appeals and been granted hardship applications (to avoid payment of the assessment while the appeal is pending) regarding each of the assessments. ATI-UK has provided certain documentation to HMRC and is continuing to assemble documentation for submission to HMRC and intends to vigorously contest these assessments. In the event ATI-UK is not successful in a favorable resolution of the assessments, such outcome would have a material adverse effect on the business of ATI-UK. The Company has a net investment in ATI-UK of approximately $12 million.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Business segment information

Information about continuing operations by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Segment data:
Medical	$367,327	$227,825	$1,125,719	$681,142
Aerospace	126,927	113,747	385,765	331,351
Commercial	101,628	116,990	313,003	338,726

Segment net revenues	595,882	458,562	1,824,487	1,351,219

Medical	71,388	50,448	212,952	142,275
Aerospace	16,786	7,544	45,912	32,174
Commercial	7,067	2,304	19,374	18,010

Segment operating profit(1)	95,241	60,296	278,238	192,459
Less: Corporate expenses	10,379	9,140	32,742	32,206
Net (gain)/loss on sales of businesses and assets	—	(207)	18	1,121
Restructuring and impairment charges	470	4,937	11,917	6,459
Minority interest	(9,627)	(7,200)	(25,779)	(21,016)

Income from continuing operations before interest, taxes and minority interest	$94,019	$53,626	$259,340	$173,689

(1)	Segment operating profit includes a segment’s net revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, (gain) loss on sales of assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

Note 14 —	Divestiture-Related Activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Net (gain) loss on sales of businesses and assets.

Net (gain) loss on sales of businesses and assets consists of the following for the three and nine month periods ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Net (gain) loss on sales of businesses and assets	$—	$(207)	$18	$1,121

During the first quarter of 2008, the Company incurred $18 thousand of additional expenses in connection with the completion of the sale of its ownership interest in one of its variable interest entities.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first nine months of 2007, the Company sold a building which it had classified as held for sale and realized a pre-tax gain of $793 thousand and sold a business in the Medical Segment and realized a pre-tax loss of $1.9 million.

Assets Held for Sale

Assets held for sale at September 28, 2008 consists of two buildings that the Company is actively marketing. Assets held for sale at December 31, 2007 consisted of three buildings. The Company sold a building in the second quarter of 2008 for an amount equal to its book value.

Discontinued Operations

On December 27, 2007 the Company completed the sale of its business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “GMS businesses”) to Kongsberg Automotive Holding for $560 million in cash. The sale price is subject to adjustment based upon the working capital of the business units included in the sale as of December 27, 2007. The Company’s condensed consolidated statement of income for the three and nine month periods ended September 30, 2007 has been retrospectively adjusted to reflect these operations as discontinued. The divested GMS businesses were all part of the Company’s Commercial Segment.

In the second quarter of 2008, the Company refined its estimates for the post-closing adjustments based on the provisions of the Purchase Agreement. Also during the second quarter of 2008, the Company recorded a charge for the settlement of a contingency related to the sale of the GMS businesses. These activities resulted in a decrease in the gain on sale of the GMS businesses and are reported as a loss from discontinued operations of $2.8 million, net of taxes of $2.0 million for the nine months ended September 28, 2008.

On June 29, 2007 the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in the Aerospace Segment for $133.9 million in cash and realized a pre-tax gain of $75.2 million.

The results of these discontinued operations for the three and nine month periods ended September 30, 2007 were as follows:

	Three Months Ended	Nine Months Ended
	(Dollars in thousands)

Net revenues	$197,502	$720,285
Costs and other expenses, net	189,788	677,091
Loss (gain) on dispositions	275	(75,215)

Income from discontinued operations before income taxes	7,439	118,409
Provision for income taxes	1,251	41,163

Income from discontinued operations	$6,188	$77,246

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Teleflex strives to maintain a portfolio of businesses that provide consistency of performance, improved profitability and sustainable growth. To this end, in 2007 we significantly changed the composition of our portfolio through acquisitions and divestitures to improve margins, reduce cyclicality and focus our resources on the development of our core businesses. We continually evaluate the composition of the portfolio of our businesses to ensure alignment with our overall objectives.

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

On June 29, 2007, we completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in our Aerospace Segment, for $133.9 million in cash. On December 27, 2007, we completed the sale of our business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “GMS businesses”) for $560 million in cash. The sale price is subject to possible adjustment based on the working capital of the business, measured at the closing date of the sale. In the second quarter of 2008, we refined our estimates of the post-closing adjustment based on the working capital of the business. In addition, we also recorded a charge for the settlement of a contingency related to the GMS businesses. These activities resulted in a reduction to the gain on sale of the GMS businesses of approximately $2.8 million, net of taxes of $2.0 million for the nine months ending September 28, 2008 which is reported as a loss from discontinued operations. For the three and nine month periods ending September 30, 2007 the TAMG and GMS businesses have been presented in our condensed consolidated financial statements as discontinued operations.

The Medical, Aerospace and Commercial segments comprised 62%, 21% and 17% of our revenues, respectively, for the nine months ended September 28, 2008 and comprised 50%, 25% and 25% of our revenues, respectively, for the same period in 2007.

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of those matters that are inherently uncertain and may have a material impact on our financial condition and results of operations. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2007 Form 10-K, describe the critical accounting estimates used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 11 to the Condensed Consolidated Financial Statements included in this report, we have adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FASB Staff Position No. 157-2. In addition, FSP 157-3 was issued and effective in October 2008. Other than this change, there have been no significant changes in our critical accounting estimates during the first nine months of 2008.

In measuring fair value including the key considerations clarified in FSP 157-3, we have reconfirmed our initial determination that financial assets are comprised of both Level 1 and Level 2 inputs in active markets and that our financial liabilities are comprised of Level 2 inputs, as defined under SFAS 157 and as described in Note 11 to the Condensed Consolidated Financial Statements included in this report. Although the potential risk to us is the replacement cost of the then estimated fair value of these instruments, management believes that the risk of losses is remote and that the losses, if any, would be immaterial.

Results of Operations

We are focused on achieving consistent and sustainable growth through the development of new products, expansion of market share, moving existing products into new geographies, and through selected acquisitions which enhance or expedite our development initiatives and our ability to increase market share. The discussion of growth from acquisitions included below reflects the impact of a purchased company up to twelve months from the date of acquisition. Activity after the initial twelve months is considered core growth. Core growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year and the comparable activity of divested companies within the most recent twelve-month period.

Comparison of the three and nine month periods ended September 28, 2008 and September 30, 2007

Revenues increased approximately 30% in the third quarter of 2008 to $595.9 million from $458.6 million in the same period of a year ago. Businesses acquired in 2007 were responsible for the entire increase. Revenue from core businesses declined 4% during the quarter which was largely offset by a 3% favorable impact on revenues from foreign currency translation. For the first nine months of 2008, revenues increased approximately 35% to $1.8 billion from $1.4 billion in the first nine months of 2007. Businesses acquired in the past twelve months contributed 34% to this increase in revenues and foreign currency translation contributed 4% to revenue growth, while revenues from core business declined 2% and divestitures reduced revenues by another 1%. Core revenue decline in the third quarter and first nine months of 2008 was primarily due to a significant decrease in sales volume for auxiliary power units sold into the North American truck market and sales of recreational marine products, and to a lesser extent, weaker sales of surgical and critical care products in North America.

Gross profit as a percentage of revenues increased to 40.1% in the third quarter of 2008 from 33.6% in the third quarter of 2007. For the first nine months of 2008, gross profit as a percentage of revenues increased to 40.0% compared to 35.4% for the nine months of 2007. For both the three month and nine month periods, the increases were largely due to the addition of higher margin Arrow critical care product lines and improved margins in the Aerospace Segment’s engine repairs business. Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 24.2% for the three months ended September 28, 2008 compared to 20.9% for the three months ended September 30, 2007 and 25.2% for the first nine months of 2008 compared to 22.0% for the first nine months of 2007, principally due to the acquisition of Arrow.

Interest expense increased significantly in the third quarter and first nine months of 2008 compared to the same periods in 2007 principally as a result of the debt incurred in connection with the Arrow acquisition. Interest income decreased in the third quarter and first nine months of 2008 compared to the same periods in 2007 primarily due to lower amounts of invested funds combined with lower average interest rates. The effective tax rate for the three months ending September 28, 2008 was 20.9% compared to 215.9% for the corresponding prior year period. For the nine months ending September 28, 2008 the effective tax rate was 24.2% compared to 83.8% for the corresponding prior year period. The rate decrease in both periods reflects the discrete income tax charge in the third quarter of 2007 of approximately $90.2 million in anticipation of the Arrow acquisition. Specifically, in connection with funding the acquisition of Arrow, the Company (i) repatriated approximately $197.0 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions; and (ii) changed its position with respect to certain additional previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. Minority interest in consolidated subsidiaries increased $2.4 million and $4.8 million in the third quarter and first nine months of 2008, respectively compared to the same periods in 2007 due to increased profits during the third quarter of 2008 from consolidated entities that are not wholly-owned.

In connection with the acquisition of Arrow, we have formulated a plan related to the future integration of Arrow and our Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. Costs related to actions that affect employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the condensed consolidated statement of operations. These costs amounted to approximately $0.4 million and $11.2 million during the three and nine months ended September 28, 2008, respectively. As of September 28, 2008, we estimate that the aggregate of future restructuring and impairment charges that we will incur are approximately $22.0 — $25.0 million in 2008 and 2009 in connection with the Arrow integration plan. Of this amount, $10.3 — $11.3 million relates to employee termination costs, $10.5 — $11.5 million relates to costs associated with the termination of leases and certain distribution agreements and $1.2 — $2.2 million relates to other restructuring costs. The Company has also incurred restructuring related costs in the Medical Segment which do not qualify for classification as restructuring costs. For the three and nine months ended September 28, 2008, these costs amounted to $2.1 million and $5.9 million, respectively and are reported in the results of the Medical Segment’s operating profit in selling, engineering and administrative expenses.

In June 2006, we began certain restructuring initiatives that affect all three of our operating segments. These initiatives involved the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We determined to undertake these initiatives to improve operating performance and to better leverage our existing resources. The charges, including changes in estimates, associated with the 2006 restructuring program that are included in restructuring and impairment charges within the condensed consolidated statement of operations amounted to approximately $38 thousand and $1.1 million for the three month periods ended September 28, 2008 and September 30, 2007, respectively and $705 thousand and $2.0 million for the nine month periods ended September 28, 2008 and September 30, 2007, respectively. As of September 28, 2008, we expect to incur approximately $228 thousand in contract termination costs under our 2006 restructuring program.

For additional information regarding our restructuring programs, see Note 4 to our Condensed Consolidated Financial Statements included in this report.

Segment Review

	Three Months Ended			Nine Months Ended
	September 28,	September 30,	% Increase/	September 28,	September 30,	% Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)

Segment data:
Medical	$367,327	$227,825	61	$1,125,719	$681,142	65
Aerospace	126,927	113,747	12	385,765	331,351	16
Commercial	101,628	116,990	(13)	313,003	338,726	(8)

Segment net revenues	595,882	458,562	30	1,824,487	1,351,219	35

Medical	71,388	50,448	42	212,952	142,275	50
Aerospace	16,786	7,544	123	45,912	32,174	43
Commercial	7,067	2,304	207	19,374	18,010	8

Segment operating profit	$95,241	$60,296	58	$278,238	$192,459	45

The percentage increases or (decreases) in net revenues during the three and nine month periods ended September 28, 2008 compared to the same period in 2007 are due to the following factors:

	% Increase/(Decrease)
	2008 vs. 2007
	Medical		Aerospace		Commercial		Total
	Three	Nine	Three	Nine	Three	Nine	Three	Nine
	Months	Months	Months	Months	Months	Months	Months	Months

Acquisitions	57	60	12	12	—	3	31	34
Core growth	1	1	(2)	1	(13)	(12)	(4)	(2)
Currency translation	3	5	2	3	1	2	3	4
Dispositions	—	(1)	—	—	(1)	(1)	—	(1)

Total Change	61	65	12	16	(13)	(8)	30	35

The following is a discussion of our segment operating results.

Comparison of the three and nine month periods ended September 28, 2008 and September 30, 2007

Medical

Medical Segment net revenues grew 61% in the third quarter of 2008 to $367.3 million, from $227.8 million in the same period last year. The acquisition of Arrow accounted for $129.6 million, or 57%, of this increase in revenues. Of the remaining 4% increase in net revenues, 3% was due to foreign currency fluctuations and 1% was due to core revenue growth. Medical Segment core revenue growth in the third quarter compared to the same period in 2007 reflects higher sales volume for critical care and surgical products in Europe and Asia/Latin America, offsetting lower sales volumes for critical care and surgical products in North America and an increase in sales of specialty medical devices to original equipment manufacturers (“OEM”).

Medical Segment net revenues include sales of critical care, surgical and cardiac care products as well as sales of medical devices to original equipment manufacturers. Net sales by product group are comprised of the following:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,	% Increase/	September 28,	September 30,	% Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in millions)

Critical Care	$228.8	$113.7	101	$709.4	$345.1	106
Surgical	76.6	73.3	5	224.9	215.1	5
Cardiac Care	16.0	—	100	56.7	—	100
OEM	39.4	38.1	3	118.2	108.4	9
Other	6.5	2.7	141	16.5	12.5	32

Net Revenues	$367.3	$227.8	61	$1,125.7	$681.1	65

The Arrow acquisition contributed a total of $129.6 million and $403.1 million to Medical Segment revenues for the three and nine month periods ended September 28, 2008, respectively, of which $113.6 million and $346.4 million are included in the critical care product group and $16.0 million and $56.7 million are included in the cardiac care product category for the three and nine month periods ended September 28, 2008, respectively.

Medical Segment net revenues include sales of critical care, surgical and cardiac care products to hospitals and healthcare providers, which represents 89% of the Medical Segment’s net revenues for the first nine months of 2008 and are geographically comprised of the following:

North America	43%
Europe, Middle East and Africa	36%
Asia and Latin America	10%

89%

The remaining 11% of the Medical Segment’s net revenues are derived from sales of medical devices to original equipment manufacturers.

Critical care product sales increased during the third quarter of 2008 as compared to the corresponding prior year period. This increase was almost entirely due to the acquisition of Arrow in the fourth quarter of 2007, which expanded our vascular access and regional anesthesia product lines and contributed $113.6 million to the critical care category during the quarter. Sales of respiratory care products decreased overall as lower sales in North America offset the impact of favorable foreign currency translation and stronger sales volume in Europe and Asia/Latin America. Anesthesia sales increased overall due to favorable foreign currency translation and higher volume in Europe and Asia/Latin America. Urology product sales increased mainly due to favorable exchange rates in Europe and slightly higher volume in Asia/Latin America, which was partially offset by a slight volume decline in North America. For the first nine months of 2008, critical care product sales increased compared to the same period of a year ago primarily due to the addition of the Arrow products ($346.4 million). Other factors that account for the remaining $17.9 million of sales growth during the nine months ended September 28, 2008 include favorable foreign currency translation and increased volume for respiratory and anesthesia products in Europe and Asia/Latin America.

Surgical product sales increased approximately 5% during the third quarter of 2008 compared to the same period of a year ago benefiting from favorable foreign currency translation and higher volumes for certain product lines. Increased sales of surgical products in European and Asia/Latin American markets were partially offset by declines in surgical device sales in North America compared to the corresponding prior year quarter. This decline was primarily in the chest drainage and instrumentation product lines. For the first nine months of 2008, surgical product sales increased 5%, largely as a result of favorable foreign currency translation and higher volume for surgical products in European markets.

Cardiac care product sales increased as a result of the Arrow acquisition in the fourth quarter of 2007, which added $16.0 million and $56.7 million in revenues for this product category in the three and nine month periods ended September 28, 2008, respectively.

Sales to original equipment manufacturers increased during the third quarter of 2008 as compared to the comparable prior year period primarily as a result of higher volumes for specialty suture products and other specialty devices. For the first nine months of 2008, sales to original equipment manufacturers increased primarily as a result of an acquisition in the orthopedic product line in early 2007, increased sales of orthopedic instrumentation and higher volumes for specialty sutures and other devices.

Operating profit in the Medical Segment increased 42% during the third quarter of 2008 to $71.4 million, from $50.4 million in the corresponding prior year period. For the first nine months of 2008, segment operating profit increased 50% to $213.0 million, from $142.3 million in the corresponding prior year period. For both periods, the addition of higher margin Arrow critical care product lines was the principal factor that caused the higher segment operating profit. Other factors that contributed to the higher operating profit were improved cost and operational efficiencies, higher volumes in Europe and Asia/Latin America and the favorable impact from the stronger Euro.

Aerospace

Aerospace Segment revenues grew 12% in the third quarter of 2008 to $126.9 million, from $113.7 million in the corresponding prior year period. The expansion of the cargo containers product line with the acquisition of Nordisk Aviation Products accounted for all of this growth during the quarter. Foreign currency fluctuations of 2% offset a 2% decline in core growth. The decrease in core revenues reflects lower unit volumes for wide body cargo-handling systems during the quarter which more than offset higher volumes for narrow body cargo-handling systems and higher cargo aftermarket replacement parts sales and repairs. Core revenues from engine repair products and services also decreased compared to the corresponding prior year quarter reflecting the shift towards higher margin engine repair services contrasted with higher priced, lower margin replacement parts sales. For the first nine months of 2008 Aerospace revenues grew 16% to $385.8 million, from $331.4 million in the corresponding prior year period. This growth was principally due to the impact of the Nordisk acquisition and increased sales of wide body cargo handling systems, narrow body cargo loading systems and cargo spare components and repairs.

Segment operating profit increased 123% in the third quarter of 2008 to $16.8 million, from $7.5 million in the corresponding prior year period. For the first nine months of 2008, segment operating profit increased 43% to $45.9 million compared to $32.2 million in the corresponding prior year period. For both periods, the increase was principally due to the impact of the Nordisk acquisition, favorable product mix in the engine repair services business resulting from higher volume for engine repair and lower demand for replacement parts compared to the corresponding prior year period and from consolidation of operations and phasing out of lower margin product lines in the engine repair services business during 2007.

Commercial

Commercial Segment revenues declined approximately 13% in the third quarter of 2008 to $101.6 million, from $117.0 million in the same period last year. Core growth of 9% in sales of rigging services products was more than offset by lower sales of auxiliary power units for the North American truck market and sharply lower sales of marine products resulting in an overall decline in core revenue of 13% in the Commercial Segment. Foreign currency contributed 1%, offset by dispositions of 1%. For the first nine months of 2008 Commercial revenues declined 8% to $313.0 million, from $338.7 million during the corresponding prior year period as a result of a decline in sales of auxiliary power units for the North American truck market and to a decline in sales of marine products for the recreational boat market, offset by benefits of 3% from the Southern Wire acquisition.

During the third quarter of 2008, operating profit in the Commercial Segment increased 207% to $7.1 million, from $2.3 million in the corresponding prior year period. This increase was due principally to favorable product mix in the rigging services business and the favorable comparison to the same period of a year ago from approximately $4 million of provisions in the third quarter of 2007 for warranty and other costs related to prior generation auxiliary power units which did not recur during the current quarter, which offset the impact from lower sales volumes in the power systems and marine businesses. For the first nine months of 2008, segment operating profit increased 8% to $19.4 million compared to $18.0 million in the corresponding prior year period. The increase in operating profit for both periods was principally due to the non-recurrence of warranty costs related to prior generation auxiliary power units and favorable product mix in the rigging services business which offset unfavorable foreign currency fluctuation and lower volumes in the power systems and marine businesses.

Liquidity and Capital Resources

Operating activities from continuing operations provided net cash of approximately $98.1 million during the first nine months of 2008. The change in operating assets and liabilities resulted in a decrease in cash from operations of approximately $140.6 million during the first nine months of 2008 primarily due to approximately $90.2 million of estimated tax payments made in connection with businesses divested during the fourth quarter of 2007. Our financing activities from continuing operations during the first nine months of 2008 consisted primarily of proceeds from long-term debt of $77.0 million, repayment of long-term debt of approximately $185.3 million, payment of dividends of $39.6 million and payments to minority interest shareholders of $33.1 million. Our investing activities from continuing operations during the first nine months of 2008 consisted primarily of capital expenditures of $28.3 million and $5.7 million of additional payments for businesses acquired primarily Nordisk. Cash flows used in discontinued operations of $5.6 million reflects the settlement of a contingency related to the sale of the GMS businesses.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, we sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn sells interests in those receivables to a commercial paper conduit. The conduit issues notes secured by those interests to third party investors. The assets of the special purpose entity are not available to satisfy our obligations. The total amount of accounts receivable held by the special purpose entity at September 28, 2008 and December 31, 2007 were $147.6 million and $124.3 million, respectively. The special purpose entity has received cash consideration of $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at each of September 28, 2008 and December 31, 2007 which amounts were removed from the consolidated balance sheet at such dates in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio exceeds certain levels, which may further limit our ability to repurchase shares under this Board authorization. Through September 28, 2008, no shares have been purchased under this Board authorization.

The following table provides our net debt to total capital ratio:

	September 28,	December 31,
	2008	2007
	(Dollars in thousands)

Net debt includes:
Current borrowings	$89,915	$143,357
Long-term borrowings	1,488,396	1,540,902

Total debt	1,578,311	1,684,259
Less: Cash and cash equivalents	91,397	201,342

Net debt	$1,486,914	$1,482,917

Total capital includes:
Net debt	$1,486,914	$1,482,917
Shareholders’ equity	1,386,619	1,328,843

Total capital	$2,873,533	$2,811,760

Percent of net debt to total capital	52%	53%

As of September 28, 2008, the aggregate amount of debt maturing for each year is as follows (dollars in millions):

Remaining 2008	$38.8
2009	103.5
2010	102.2
2011	247.2
2012	860.1
2013 and thereafter	226.5

We believe that our cash flow from operations and our ability to access additional funds through our existing credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations. As of September 28, 2008, there was $355.2 million available under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the quarter ended September 28, 2008 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company has developed an integration plan that includes the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. The Company has begun implementing its corrective action plan, which it expects to complete, for most facilities and procedures, by the end of 2008.

While the Company believes it can remediate these issues, there can be no assurances regarding the length of time or cost it will take the Company to resolve these issues to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, it may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company, including, but not limited to, seizing its product inventory, obtaining a court injunction against further marketing of the Company’s products or assessing civil monetary penalties.

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

ATI-UK has filed appeals and been granted hardship applications (to avoid payment of the assessment while the appeal is pending) regarding each of the assessments. ATI-UK has provided certain documentation to HMRC and is continuing to assemble documentation for submission to HMRC and intends to vigorously contest these assessments. In the event ATI-UK is not successful in a favorable resolution of the assessments, such outcome would have a material adverse effect on the business of ATI-UK. The Company has a net investment in ATI-UK of approximately $12 million.

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

There have been no significant changes in risk factors for the quarter ended September 28, 2008 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Dated: October 28, 2008