Form 10-K
period 2008-12-31
TELEFLEX INC
filed 2009-02-25
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (37,416,803 shares) on June 27, 2008 (the last business day of the registrant’s most recently completed fiscal second quarter) was $2,090,476,784(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

The registrant had 39,543,393 Common Shares outstanding as of February 17, 2009.

Document Incorporated By Reference: certain provisions of the registrant’s definitive proxy statement in connection with its 2009 Annual Meeting of Shareholders, to be filed within 120 days of the close of the registrant’s fiscal year are incorporated by reference in Part III hereof.

(1)	For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

		Page

PART I
ITEM 1:	BUSINESS	3
ITEM 1A:	RISK FACTORS	13
ITEM 1B:	UNRESOLVED STAFF COMMENTS	19
ITEM 2:	PROPERTIES	19
ITEM 3:	LEGAL PROCEEDINGS	20
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

PART II
ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	22
ITEM 6:	SELECTED FINANCIAL DATA	24
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	51
ITEM 9A:	CONTROLS AND PROCEDURES	51
ITEM 9B:	OTHER INFORMATION	51

PART III
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	51
ITEM 11:	EXECUTIVE COMPENSATION	52
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	52
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	52
ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES	52

PART IV
ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	52
SIGNATURES		53
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
CERTIFICATION OF CHIEF EXECUTIVE OFFICER, PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER, PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER, PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER, PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

Overview

Teleflex Incorporated (referred to herein as “we,” “us,” “our,” “Teleflex” and the “Company”) is a diversified company specializing in the design, manufacture and distribution of quality engineered products and services. The Company serves a wide range of customers in segments of the medical, aerospace and commercial industries. The Company’s products include: medical devices used in critical care and anesthesia applications, surgical instruments and devices, cardiac assist devices for hospitals and healthcare providers and instruments and devices delivered to medical device manufacturers; aerospace engine repair products and services and cargo-handling systems and equipment used in commercial aircraft; and marine driver controls, engine assemblies and drive parts, power and fuel management systems and rigging products and services for commercial industries.

For more than 65 years, we have provided specialty-engineered products that help our customers meet their business requirements. We have grown through an active program of development of new products, introduction of products into new geographic or end-markets and through acquisitions of companies with related market, technology or industry expertise. We serve a diverse customer base in over 150 countries through our own operations and through local direct sales and distribution networks.

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

We strive to maintain a portfolio of businesses that provide consistency of performance, improved profitability and sustainable growth. To this end, in 2007 we significantly changed the composition of our portfolio through acquisitions in all three business segments and divestitures in both our Commercial and Aerospace segments. Specifically, in our Medical Segment, we completed the acquisition of Arrow International, a medical products company with annual net revenues of over $500 million, which significantly expanded the segment. We also completed the acquisition of a small orthopedic device manufacturer to expand our capability to serve medical device manufacturers. In our Commercial Segment, we acquired a rigging services business with annual net revenues of approximately $25 million. At the end of 2007, we completed the divestiture of our automotive and industrial businesses (“GMS”) with 2007 net revenues of over $860 million, significantly reducing the size of our Commercial Segment. In our Aerospace Segment, we acquired a cargo equipment business with annual net revenues of approximately $55 million and divested a precision — machined components business with approximately $130 million in annual net revenues. These measures were taken to improve margins, reduce cyclicality and focus our resources on the development of our core businesses. We continually evaluate the composition of the portfolio of our businesses to ensure alignment with our overall objectives.

Our Business Segments

We organize our business into three business segments — Medical, Aerospace and Commercial. For 2008, the percentages of our consolidated net revenues represented by our segments were as follows: Medical — 62 percent, Aerospace — 21 percent and Commercial — 17 percent.

Further detail and additional information regarding our segments and geographic areas is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

Discontinued Operations

At the end of 2007, we completed the sale of our business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems to Kongsberg Automotive Holding ASA for $560 million in cash. On June 29, 2007, we completed the sale of a precision-machined components business in our Aerospace Segment for approximately $134 million in cash and in 2006, we sold a small medical business.

These businesses met the criteria for reporting discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets.” In compliance with SFAS No. 144, the Company has reported results of operations, cash flows and gains (losses) on the disposition of these businesses as discontinued operations for all periods presented. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding divestiture activity and accounting for discontinued operations.

The following business segment and product category information reflects businesses in continuing operations as of December 31, 2008.

Business Segment Overview

 Medical

The businesses in our Medical Segment design, manufacture and distribute medical products primarily used in critical care, surgical applications and cardiac care. Additionally, we design, manufacture and supply devices and instruments for medical device manufacturers. We are focused on providing disposable or single use medical products for critical care and surgery that enhance patient outcomes by providing products that are less invasive, reduce infection and improve patient safety.

Our products are largely sold and distributed to hospitals and healthcare providers and are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. Major manufacturing operations are located in Czech Republic, Germany, Malaysia, Mexico and the United States. Approximately 50 percent of our segment net revenues are derived from customers outside the United States.

In the fourth quarter of 2007, we acquired Arrow International, a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care. This acquisition significantly expanded our disposable medical product offerings for critical care, enhanced our global footprint and added to our research and development capabilities.

Disposable Medical Products for Critical Care:  This is the largest product category in the Medical Segment, representing 64 percent of segment net revenues in 2008. Disposable medical products are used in a wide range of critical care procedures for vascular access, respiratory care, anesthesia and airway management, treatment of urologic conditions, as well as other specialty procedures. Disposable medical products for critical care are generally marketed under the brand names of Arrow, Rüsch, HudsonRCI, Gibeck and Sheridan. The large majority of sales for disposable medical products are made to the hospital/healthcare provider market, with a smaller percentage sold to alternate sites.

Vascular Access Products:  Our vascular access products are generally catheter-based products used in a variety of clinical procedures to facilitate multiple critical care therapies including the administration of intravenous medications, other therapies, and the measurement of blood pressure and taking of blood samples through a single puncture site.

Vascular access catheters and related devices consist principally of central venous access catheters (“CVC”) such as the following: the Arrow-Howe’stm Multi-Lumen Catheter, a catheter equipped with three or four channels, or lumens; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; the Arrow Pressure Injectable CVC, which gives clinicians who perform CT scans the option of using an indwelling pressure injectable Arrow CVC without having to insert another catheter for their scan; and percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures.

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

Our vascular access products also include specialty catheters and related products used in a range of other procedures and include percutaneous thrombolytic devices, which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients; and hemodialysis access catheters, including the Cannon® Catheter, which is used to facilitate dialysis treatment.

Many of our vascular access catheters are treated with the ARROWg+ard®, or ARROWg+ard Blue Plus®, antiseptic surface treatments to reduce the risk of catheter related infection. ARROWg+ard Blue Plus, is a newer, longer lasting formulation of ARROWg+ard and provides antimicrobial treatment of the interior lumens and hubs of each catheter.

As part of our ongoing efforts to meet physicians’ needs for safety and management of risk of infection in the hospital setting, we sell a Maximal Barrier Precautions central venous access kit, which includes a full body drape, a catheter treated with the ARROWg+ard antimicrobial technology, and other accessories. The features of this kit were created to address recent guidelines for reducing catheter-related bloodstream infections that were set by a variety of health regulatory agencies, such as the Centers for Disease Control and Prevention and the Joint Commission on the Accreditation of Healthcare Organizations, among others.

Related products include custom tubing sets used to connect central venous catheters to blood pressure monitoring devices and drug infusion systems, and the Arrow InView portable ultrasound machine designed to support placement and administration of vascular access products.

Respiratory Care:  Respiratory care products principally consist of devices used in aerosol and medication delivery, oxygen therapy and ventilation management. We offer an extensive range of aerosol therapy products, including the Micromist® Nebulizer, the Neb-U-Mask® System and the Opti-Neb Protm Compressor. We are also a global provider of oxygen supplies, offering a broad range of products to deliver oxygen therapy safely and comfortably. These include masks, cannulas, tubing and humidifiers. The full range of these products are used in a variety of clinical settings including hospitals, long-term care facilities, rehabilitation centers and patients’ homes to treat respiratory ailments such as chronic lung disease, pneumonia, cystic fibrosis and asthma.

Our ventilation management solutions promote patient safety and maximize clinician efficiency. These products include ventilator circuits with an extended life to support clinical practice guidelines, high efficiency particulate air (HEPA) filters with 99.9999% efficiency against the transmission of bacteria and viruses, heat and moisture exchangers that reduce circuit manipulation and cross-contamination risk, and heated humidifiers that promote patient compliance to non-invasive respiratory strategies, like Non-Invasive Ventilation (“NIV”) and High Flow Oxygen Therapy.

The ConchaTherm® Neptune® is a heated humidification solution. It is designed to allow the caregiver to customize patient treatment to meet specific clinical goals. This results in advanced patient outcomes without sacrificing clinician efficiency.

Anesthesia and Airway Management:  Anesthesiologists depend on our highly recognized brands of Hudson, Sheridan and Rüsch products that include endotracheal tubes, laryngeal masks, airways and face masks to deliver anesthetic agents and oxygen. To assist in the placement of endotracheal tubes, we provide a comprehensive and unique line of laryngoscope blades and handles, including standard halogen and fiber optic light sources. Fiber optic light sources offer a high intensity, cool white light without generating the same level of heat that comes from standard halogen bulbs.

Regional anesthesia products include epidural and peripheral nerve block catheters. Nerve blocks provide pain relief after surgical procedures and help clinicians better manage each patient’s pain. We offer the first stimulating continuous nerve block catheter, the Arrow StimuCath, which confirms the positive placement of the catheter next to the nerve. The Flex Tip Plus continuous epidural catheter features a soft, flexible tip that helps reduce the incidence of complications, such as transient paresthesia and inadvertent cannulation of blood vessels or the dura, while improving the clinician’s ability to thread the catheter into the epidural space. Our Arrow TheraCath® epidural catheter, with high compression strength for direction-ability and enhanced radiopacity, was designed for pain management procedures where increased steer-ability is important. Additional integral components create a range of standard and custom procedural kits.

Urology:  Our line of urology products provides bladder management products for patients in the hospital and home care markets. Our product portfolio consists principally of catheters (including Foley, intermittent, external and suprapubic), urine collectors, catheterization accessories and products for operative endurology. Teleflex Medical today has significant market share in Foley catheters in the EMEA markets (Europe, the Middle East and Africa). The intermittent catheter market for home care is growing quickly, and Medical Service, our specialist in intermittent catheterization, has a leading share of the German healthcare market with Liquick Base and mobile catheters. Teleflex Medical in Italy has also significantly increased its sales of intermittent catheters in the year 2008.

We also design our urine collectors, catheterization accessories and kits with Teleflex Medical’s overall infection prevention strategy in mind. For example, the Rüsch MMG Closed System intermittent catheter is used in the treatment of spinal cord injury patients. Our Teleflex Medical Team in North America successfully introduced a new version of the MMG H2O to the market in 2008.

Surgical Instruments and Medical Devices:  Products in this category represented 20 percent of Medical Segment net revenues in 2008. Our surgical instrument and medical device products include: ligation and closure products including appliers, clips, and sutures used in a variety of surgical procedures, hand-held instruments for general and specialty surgical procedures, access ports used in minimally invasive surgical procedures including robotic surgery, and fluid management products used for chest drainage. In addition, we provide instrument management services. We market surgical instruments and medical devices under the Deknatel, Pleur-evac, Pilling, Taut and Weck brand names.

Hem-o-lok is the world’s only patented locking polymer ligation clip, and is a growing part of the Weck portfolio. Hem-o-lok clips have special applications in robotic, laparoscopic, and cardiovascular surgery, and provide surgeons with a unique level of security and performance.

In 2009, we plan to introduce the Taut® Universal Seal designed for use with the ADAPttm line of bladeless laparoscopic access devices. The new Taut seal eclipses other options by providing surgeons the ability to perform laparoscopic procedures without flimsy diaphragm seals, lubricants that can smudge cameras, or the need for reducer caps. Coupled with the new universal seal, Taut provides a complete line of ports from 3mm to 15mm, including balloon ports and bariatric and pediatric versions. Taut ports were designed around the patented ADAPt asymmetrical dilating access tip that dilates through tissue without metal or plastic blades. The ADAPt tip has been shown to produce a fascial defect 58 percent smaller than typical bladed trocars and avoids exposing any anatomical structures to a blade of any kind.

Devices for Original Equipment Manufacturers (“OEM”):  Customized medical instruments, implants and components sold to medical device manufacturers represented 10 percent of Medical Segment revenues in 2008. Under the well-regarded brand names of Beere Medical®, KMedic®, Specialized Medical Devicestm, Deknatel® and TFX OEM® we provide specialized product development services, which include design engineering, prototyping and testing, manufacturing, assembly and packaging. Our OEM product development and manufacturing facilities are located in Germany, Ireland, Mexico and the United States.

The OEM category includes custom extrusion, catheter fabrication, introducer systems, sheath/dilator sets, specialty sutures, resins and performance fibers. We also provide machined and forged instrumentation for general and specialty procedures, Ortho-Grip® instrument handles and fixation devices used primarily for orthopedic procedures.

Cardiac Care Devices:  Cardiac care products accounted for approximately 5 percent of revenues in fiscal 2008. Products in this category range from diagnostic catheters, such as thermodilution and wedge pressure catheters, specialized angiographic catheters, such as Berman and Reverse Berman catheters, therapeutic delivery catheters, such as temporary pacing catheters and intra-aortic balloon (IAB) catheters to capital equipment, such as intra-aortic balloon pump (IABP) consoles. IABP products are used to augment oxygen delivery to the cardiac muscle and reduce the oxygen demand after cardiac surgery, serious heart attack or interventional procedures. The IAB and IABP product lines feature the AutoCAT 2 WAVE® console and the FiberOptixtm catheter, which together utilize fiber optic technology for arterial pressure signal acquisition and allow the patented WAVE® timing algorithm to support the broadest range of patient heart rhythms, including severely arrhythmic patients.

The following table sets forth net revenues for 2008, 2007 and 2006 by product category for the Medical Segment.

	2008	2007	2006
	(Dollars in thousands)

Medical Products for Critical Care	$957,129	$578,097	$485,924
Surgical Instruments and Devices	$295,992	$294,501	$234,964
Devices for Original Equipment Manufacturers	$158,343	$138,142	$137,788
Devices for Cardiac Care	$72,871	$18,154	$—
Other	$14,772	$12,455	$—

The following table sets forth the percentage of net revenues by end market for the Medical Segment.

	2008	2007

Hospitals / Healthcare Providers	84%	78%
Medical Device Manufacturers	10%	13%
Home Health	6%	9%

Markets for these products are influenced by a number of factors including demographics, utilization and reimbursement patterns in the worldwide healthcare markets. Our products are sold through direct sales or distribution in over 140 countries. The following table sets forth the percentage of net revenues for 2008 derived from the major geographic areas we serve.

	2008	2007

North America	53%	54%
Europe, Middle East and Africa	37%	38%
Asia, Latin America	10%	8%

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

 Aerospace

Our Aerospace Segment businesses provide engine repair products and services for flight turbine engines, cargo handling systems and equipment for wide body and narrow body aircraft, cargo containment devices for air cargo and passenger baggage, and actuators for applications in commercial and military aircraft. Engine repair products and services are provided for all major engine suppliers and we serve most of the world’s leading commercial airlines. Our market leading brand names, Airfoil Technologies International, Telair International, and Nordisk are well known and respected on a global basis.

Sales to customers in commercial aviation markets represent 99 percent of revenues in this segment. Markets for these products are influenced by the level of general economic activity, investment patterns in new aircraft, both passenger and cargo, cargo market trends, flight hours, and age and type of engines in use. Major locations for manufacturing and service are located in Singapore, Germany, Norway, the United States, the United Kingdom, and Sweden.

Engine Repair Products and Services:  The largest single product category in the Aerospace Segment, repair products and services represented 50 percent of Aerospace Segment revenues in 2008. This category includes engine repair technologies and services primarily for critical components of flight turbines, including fan blades, compressors and airfoils. We utilize advanced reprofiling and adaptive-machining techniques to improve efficiency of aircraft engine performance and reduce turnaround time for maintenance and repairs. Our repair products and services business is conducted through a consolidated, fifty-one percent owned venture with GE Aircraft Engines, called Airfoil Technologies International (ATI). In 2007, ATI signed a joint venture and management agreement with Snecma Services to expand the range of repair services provided to our customers.

Cargo-handling Systems and Equipment:  Products in this category represented 50 percent of Aerospace Segment revenues in 2008. Our cargo-handling systems include on-board cargo-loading systems for wide-body aircraft, baggage-handling systems for narrow body aircraft, aftermarket spare parts and repair services. Marketed under the Telair International brand name, our wide-body cargo-handling systems are sold to aircraft original equipment manufacturers or to airlines and air freight carriers as “seller and/or buyer furnished equipment” for original installations or as retrofits for existing equipment. Cargo-handling systems require a high degree of engineering sophistication and are often custom-designed.

In addition to the design and manufacture of cargo systems, we provide customers with aftermarket spare parts and repair services for their Telair systems. We also design, manufacture and repair cargo containers. In November 2007, we acquired Nordisk Aviation Products, expanding our customer base and global manufacturing and service capacity for cargo equipment. All of our cargo containers and pallets are now marketed to commercial airlines and freight companies under the Nordisk name.

We also manufacture and repair components for our systems and other related aircraft controls, including canopy and door actuators, cargo winches and flight controls.

The following table sets forth net revenues for 2008, 2007 and 2006 by product category for the Aerospace Segment.

	2008	2007	2006
	(Dollars in thousands)

Engine Repair Products and Services	$257,428	$253,975	$250,519
Cargo-handling Systems and Equipment	$253,818	$197,813	$154,853

The following table sets forth the percentage of net revenues by end market for the Aerospace Segment.

	2008	2007

Commercial Aviation	99%	97%
Military, Industrial and Other	1%	3%

Backlog:  As of December 31, 2008, our backlog of firm orders for our Aerospace Segment was $78 million, of which we expect approximately 91 percent to be filled in 2009. Our backlog for our Aerospace Segment on December 31, 2007 was $141 million.

Sales and Marketing:  Products sold to the aerospace market are sold through our own field representatives and distributors.

 Commercial

Our Commercial Segment businesses principally design, manufacture and distribute driver controls and engine and drive assemblies for the marine market, power and fuel systems for truck, rail, automotive and industrial vehicles and rigging products and services. Our products are used in a range of markets including: recreational marine, heavy truck, bus, industrial vehicles, rail, oil and gas, marine transportation and industrial. Major manufacturing operations are located in Canada, Europe, Singapore and the United States.

Marine Driver Controls and Engine Assemblies and Drive Parts:  This is the largest single product category in the Commercial Segment, representing 48 percent of the Commercial Segment revenues in 2008. Products in this category include: shift and throttle cables, mechanical and hydraulic steering systems, throttle controls, instrumentation and engine drive parts.

We are a leading global provider of both mechanical and hydraulic steering systems for recreational powerboats. We are also a leading distributor of engine assemblies and drive parts. Our marine products are sold to original equipment manufacturers (OEMs) and to the aftermarket through distributors, dealers and retail outlets. Our major product brands include Teleflex Marine, TFXtreme, SeaStar, BayStar, Sierra and Proheat.

Power and Fuel Systems:  Products in this category represented 27 percent of Commercial Segment revenues in 2008. Our major products in this category include auxiliary power units used for power in heavy-duty trucks and locomotives, climate control systems used in trucks, buses and other industrial vehicles and components and systems for the use of alternative fuels in industrial vehicles and passenger cars. These products generally address the need for greater fuel efficiency, reduced emissions and access to mobile power. Our major product brands in this category are ComfortPro and Teleflex GFI.

Rigging Products and Services:  Products in this category represented 25 percent of Commercial Segment revenues in 2008. Products include heavy-duty cables and hoisting and rigging equipment used in oil drilling, marine transportation and other industrial markets. We also help our customers meet new legislation and safety regulations for moorings. In 2007, Teleflex Commercial enhanced its offerings when it acquired Southern Wire Corporation, a prominent wholesale provider of rigging services.

The following table sets forth net revenues for 2008, 2007 and 2006 by product category for the Commercial Segment.

	2008	2007	2006
	(Dollars in thousands)

Marine Driver Controls and Engine and Drive Parts	$198,987	$240,092	$229,250
Power and Fuel Systems	$110,153	$119,026	$129,116
Rigging Products and Services	$101,454	$82,077	$68,395

The following table sets forth the percentage of net revenues by end market for the Commercial Segment.

	2008	2007

Recreational Marine	41%	48%
Truck and Rail	9%	15%
Automotive and Industrial Vehicle	25%	18%
Rigging Products and Services	25%	19%

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

Auxiliary power units are primarily sold in the North American truck market through an agreement with a distributor and to the rail market using a direct sales force and distributors. Fuel systems and components include custom applications sold globally directly to industrial equipment manufacturers and to the automotive aftermarket principally in Europe and Latin America. Rigging products and services includes both a retail business and a wholesale business, both of which sell through a direct sales force.

Government Regulation

Government agencies in a number of countries regulate our products and the products sold by our customers utilizing our products. The U.S. Food and Drug Administration and government agencies in other countries regulate the approval, manufacturing, and sale and marketing of many of our healthcare products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacture and sale of some of our aerospace products and license the operation of our repair stations. For more information, see ITEM 1A. “Risk Factors”.

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

Suppliers and Materials

Materials used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used or components supplied for our overall operations. Most of the materials and components we use are available from multiple sources, and where practical, we attempt to identify alternative suppliers. Volatility in commodity markets, particularly steel and plastic resins, can have a significant impact on the cost of producing certain of our products. We cannot be assured of successfully passing these cost increases through to all of our customers, particularly original equipment manufacturers.

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

Employees

We employed approximately 14,200 full-time and temporary employees at December 31, 2008. Of these employees, approximately 4,100 were employed in the United States and 10,100 in countries outside of the United States. Less than 8 percent of our employees in the United States were covered by union contracts. We have government-mandated collective-bargaining arrangements or union contracts that cover employees in other countries. We believe we have good relationships with our employees.

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

EXECUTIVE OFFICERS

The names and ages of all of our executive officers as of February 24, 2009 and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company

Jeffrey P. Black	49	Chairman, Chief Executive Officer and Director
Kevin K. Gordon	46	Executive Vice President and Chief Financial Officer
Laurence G. Miller	54	Executive Vice President, General Counsel and Secretary
R. Ernest Waaser	52	President — Medical
John Suddarth	49	President — Aerospace
Vince Northfield	45	Executive Vice President, Global Operations - Medical
Randall P. Gaboriault	39	Senior Vice President and Chief Information Officer

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

Mr. Miller has been Executive Vice President, General Counsel and Secretary since February 2008. From November 2004 to February 2008, Mr. Miller was Senior Vice President, General Counsel and Secretary. From November 2001 until November 2004, he was Senior Vice President and Associate General Counsel for the Food & Support Services division of Aramark Corporation, a diversified management services company providing food, refreshment, facility and other support services for a variety of organizations. From June 1994 until November 2001, Mr. Miller was Senior Vice President and General Counsel for Aramark Uniform Services.

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

Mr. Northfield has been the Executive Vice President for Global Operations, Teleflex Medical since September 2008. From 2005 to 2008, Mr. Northfield was the President of Teleflex Commercial. From 2004 to 2005, Mr. Northfield was the President of Teleflex Automotive and the Vice President of Strategic Development. Mr. Northfield held the position of Vice President of Strategic Development from 2001 to 2004. Prior to 2001, Mr. Northfield was Vice President and General Manager of North American operations of Morse Controls, a manufacturer of performance and control systems and aftermarket parts for marine and industrial applications, which was acquired by Teleflex in 2001.

Mr. Gaboriault has been Senior Vice President and Chief Information Officer since February 2008. From 2005 to 2008, he was Chief Information and Strategic Development Officer. From 2004 to 2005, he was Chief Information Officer. From 1998 to 2004, Mr. Gaboriault was the Director of Information Technology.

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

On October 11, 2007, Arrow received a corporate warning letter from the U.S. Food and Drug Administration (“FDA”), which expresses concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation and inspection and training procedures. While we are working with the FDA to resolve these issues, this work has required and will continue to require the dedication of significant internal and external resources. There can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. In addition, if our remedial actions are not satisfactory to the FDA, we may need to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us. These actions may include seizing our product inventory, obtaining a court injunction against further marketing of our products, assessing civil monetary penalties or imposing a consent decree on us, which could in turn have a material adverse effect on our business, financial condition and results of operations.

A prolonged global economic recession combined with a continuation of volatile global credit markets could adversely impact our operating results, financial condition and liquidity.

Current global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. This could include future charges to recognize impairment in the carrying value of our goodwill and other intangible assets. The amount of goodwill and other intangible assets on our consolidated balance sheet have increased significantly in recent years, primarily as a result of the acquisition of Arrow International in 2007. These economic conditions may also materially impact our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products or services they purchase from us in the future. The impact of the difficult economic environment was felt mostly in our Commercial segment during 2008, as the markets served by our marine and auxiliary power unit products were adversely impacted. We expect the marine market to remain weak for most, if not all, of 2009. In addition, hospitals in some regions of the United States have seen a decline in admissions and a reduction in elective procedures and have limited their capital spending. More than 80 percent of our Medical revenues come from disposable products used in critical care and surgical applications and our sales volume could be negatively impacted by declines in admission. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

We may not be able to successfully complete the integration of Arrow or to achieve the anticipated benefits of the Arrow acquisition.

The integration of Arrow into our Medical Segment involves a number of risks and presents financial, managerial and operational challenges. In particular, we may have difficulty with, and may incur unanticipated expenses related to:

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

We incurred significant indebtedness to fund a portion of the consideration for our acquisition of Arrow. As of December 31, 2008, our outstanding indebtedness was approximately $1.5 billion. We will be required to use a significant portion of our operating cash flow to reduce our indebtedness over the next few years, resulting in a reduction of the cash flow available to fund working capital, capital expenditures, acquisitions, investments and dividends. Our indebtedness may also subject us to greater vulnerability to general adverse economic and industry conditions and increase our vulnerability to increases in interest rates because a portion of our indebtedness bears interest at floating rates.

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

In addition, the terms of our senior credit facilities require us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and in the event of a significant deterioration of our economic performance, we cannot assure that we will be able to satisfy those ratios. A breach of any of these covenants could result in a default under our senior credit facilities. If we fail to maintain compliance with these covenants and cannot obtain a waiver from the lenders under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If the lenders under the senior credit facilities accelerate the repayment of borrowings and we are not able to obtain financing to satisfy this obligation, we likely would have to liquidate significant assets which nevertheless may not be sufficient to repay our borrowings.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.

Our businesses expose us to potential product liability risks that are inherent in the design, manufacture and marketing of our products. In particular, our medical device products are often used in surgical and intensive care settings with seriously ill patients. Many of these products are designed to be implanted in the human body for varying periods of time, and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, the patient. Although the Company carries product liability insurance we may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to safety and experience lost sales, and be exposed to legal and reputational risk. Product liability, warranty and recall costs may have a material adverse effect on our financial condition and results of operations.

We are subject to risks associated with our non-U.S. operations.

Although no material concentration of our manufacturing operations exists in any single country, we have significant manufacturing operations outside the United States, including operations conducted through entities that are not wholly-owned and other alliances. As of, and for the year ended, December 31, 2008, approximately 44% of our total fixed assets and 53% of our total net revenues were attributable to products directly distributed from our operations outside the U.S. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S., including:

•	exchange controls, currency restrictions and fluctuations in currency values;

•	trade protection measures;

•	import or export requirements;

•	subsidies or increased access to capital for firms who are currently or may emerge as competitors in countries in which we have operations;

•	potentially negative consequences from changes in tax laws;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unsettled political conditions and possible terrorist attacks against American interests; and

•	regional and national tenders (which may be exclusive).

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

Moreover, we may not otherwise be able to successfully develop and market new products. Our failure to successfully develop and market new products could reduce our revenues and margins, which would have an adverse effect on our business, financial condition and results of operations.

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

We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, contracts, intellectual property, import and export regulations, employment and environmental matters. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition and results of operations.

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

Numerous national and local government agencies in a number of countries regulate our products. The FDA and government agencies in other countries regulate the approval, manufacturing and sale and marketing of many of our medical products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacture and sale of some of our aerospace products and licenses the operation of our repair stations.

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

Approximately 17% of our manufacturing net revenues are produced by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements in foreign jurisdictions. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our operations have approximately 134 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted therein.

Our major facilities are as follows:

	Square	Owned or
Location	Footage	Leased

Medical Segment
Haslet, TX	304,000	Leased
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	206,000	Owned
Durham, NC	199,000	Leased
Reading, PA	166,000	Owned
Chihuahua, Mexico	154,000	Owned
Wyomissing, PA	147,000	Owned
Research Triangle Park, NC	147,000	Owned
Kernen, Germany	142,000	Leased
Tongeren, Belgium	131,000	Leased
Zdar nad Sazavou, Czech Republic	108,000	Owned
Kamunting, Malaysia	102,000	Owned
Tecate, Mexico	96,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Arlington Heights, IL	86,000	Leased
Kenosha, WI	77,000	Owned
Kamunting, Malaysia	77,000	Leased
Kernen, Germany	73,000	Owned
Wyomissing, PA	66,000	Leased
Jaffrey, NH	65,000	Owned
Everett, MA	61,000	Leased
Betschdorf, France	54,000	Owned
Bad Liebenzell, Germany	53,000	Leased
Commercial Segment
Litchfield, IL	169,000	Owned
Richmond, BC, Canada	161,000	Leased
Singapore	118,000	Owned
Houston, TX	117,000	Owned
Limerick, PA	113,000	Owned
Kitchener, Ont., Canada	104,000	Owned
Gorinchem, Netherlands	87,000	Leased
Sarasota, FL	83,000	Owned
Olive Branch, MS	80,000	Leased
Hagerstown, MD	77,000	Leased
Aerospace Segment
Holmestrand, Norway	171,000	Leased
Simi Valley, CA	122,000	Leased
Singapore	122,000	Owned
Miesbach, Germany	112,000	Leased
Ripley, England	82,000	Leased

In addition to the properties listed above, we own or lease approximately 1.0 million square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia, Asia and Africa. We also own or lease certain properties that are no longer being used in our operations. We are actively marketing these properties for sale or sublease. At December 31, 2008, the unused owned properties were classified as held for sale.

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

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that includes the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. The Company has begun implementing its corrective action plan, which it expects to complete, for most facilities and procedures, by the end of March 2009.

While the Company believes it can remediate these issues, there can be no assurances regarding the length of time or expenditures required to resolve these issues to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company, including, but not limited to, seizing its product inventory, obtaining a court injunction against further marketing of the Company’s products, assessing civil monetary penalties or imposing a consent decree on us.

In June 2008, HM Revenue and Customs (“HMRC”) assessed Airfoil Technologies International UK Limited (“ATI-UK”), a consolidated United Kingdom venture in which the Company has a 60% economic interest, approximately $10 million for customs duty for the period from July 1, 2005 through March 31, 2008. HMRC had previously assessed ATI-UK approximately $737,000 for customs duty for the first and second quarters of 2004. Additionally, for the above periods, ATI-UK was assessed a value added tax (“VAT”) of approximately $68 million, for which HMRC has advised ATI-UK that, to the extent it is due and payable, it has until March 2010 to fully recover such VAT. The assessments were imposed because HMRC concluded that ATI-UK did not provide the necessary documentation for which reliance on Inland Processing Relief status (duty and VAT) was claimed by ATI-UK.

ATI-UK has filed appeals and been granted hardship applications (to avoid payment of the assessment while the appeal is pending) regarding each of the assessments. ATI-UK provided certain documentation to HMRC with regard to the first quarter of 2004, and as a result, the HMRC reduced the assessment for customs duties for that quarter by 97%, from approximately $17,860 to $450, and reduced the assessment for VAT for that quarter by 99%, from approximately $117,540 to $1,650, which amounts have been paid and all VAT recovered. ATI-UK has provided essentially the same types of supporting documentation to HMRC for the remaining quarters for which it was assessed. Based on discussions between ATI-UK and the HMRC inspector with regard to the assessments for the remaining periods, ATI-UK is hopeful that it will obtain reductions in the assessments that are proportionately similar to those obtained for the first quarter of 2004. However, the Company cannot assure whether or the extent to which the HMRC will reduce its assessments for these periods. In the event ATI-UK is not successful in a favorable resolution of the remaining assessments, such outcome would have a material adverse effect on the business of ATI-UK. The Company has a net investment in ATI-UK of approximately $11 million.

In addition, we are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, import and export regulations, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. (symbol “TFX”). Our quarterly high and low stock prices and dividends for 2008 and 2007 are shown below.

Price Range and Dividends of Common Stock

2008	High	Low	Dividends

First Quarter	$63.60	$47.82	$0.320
Second Quarter	$60.18	$47.21	$0.340
Third Quarter	$68.23	$51.00	$0.340
Fourth Quarter	$65.64	$40.00	$0.340

2007	High	Low	Dividends

First Quarter	$68.94	$64.01	$0.285
Second Quarter	$83.66	$67.59	$0.320
Third Quarter	$87.00	$60.74	$0.320
Fourth Quarter	$81.17	$56.86	$0.320

Various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of our stock and payment of cash dividends. Under the most restrictive of these provisions, on an annual basis $99 million of retained earnings was available for dividends and stock repurchases at December 31, 2008. On February 24, 2009, the Board of Directors declared a quarterly dividend of $0.34 per share on our common stock, which is payable on March 17, 2009 to holders of record on March 5, 2009. As of February 24, 2009, we had approximately 846 holders of record of our common stock.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the program may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which further limit the Company’s ability to repurchase shares under this program. Through December 31, 2008, no shares have been purchased under this plan.

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

The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor (S&P) 500 Stock Index and the S&P MidCap 400 Index. We have selected the S&P MidCap 400 Index because, due to the diverse nature of our businesses, we do not believe that there exists a relevant published industry or line-of-business index and do not believe we can reasonably identify a peer group. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2003 and that all dividends were reinvested.

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

	2008		2007		2006	2005	2004
			(Dollars in thousands, except per share)

Statement of Income Data:
Net revenues(1)	$2,420,949		$1,934,332		$1,690,809	$1,561,872	$1,469,563
Income from continuing operations before interest, taxes and minority interest	$339,989	(2)	$173,742	(2)	$187,141	$173,947	$77,638
Income (loss) from continuing operations	$133,980	(2)	$(42,368	)(2)	$96,088	$87,648	$30,625
Per Share Data:
Income (loss) from continuing operations — basic	$3.38		$(1.08)		$2.42	$2.16	$.76
Income (loss) from continuing operations — diluted	$3.36		$(1.08)		$2.40	$2.14	$.76
Cash dividends	$1.34		$1.245		$1.105	$0.97	$0.86
Balance Sheet Data:
Total assets	$3,926,744		$4,187,997		$2,361,437	$2,403,048	$2,691,734
Long-term borrowings, less current portion	$1,437,538		$1,540,902		$487,370	$505,272	$685,912
Shareholders’ equity	$1,246,455		$1,328,843		$1,189,421	$1,142,074	$1,109,733
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$176,788	(4)	$283,088		$198,463	$238,385	$163,400
Net cash provided by (used in) financing activities from continuing operations	$(218,009)		$1,090,348		$(240,768)	$(268,244)	$(266,354)
Net cash provided by (used in) investing activities from continuing operations	$(39,451)		$(1,522,491)		$(77,930)	$79,079	$(435,660)
Free cash flow(3)	$84,474		$189,425		$113,595	$160,502	$101,120

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current period presentation, including the reclassification of approximately $41.8 million of borrowings under the revolving credit agreement from current borrowings to long-term borrowings at December 31, 2007. Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)	Amounts exclude the impact of certain businesses sold or discontinued, which have been presented in our consolidated financial results as discontinued operations.

(2)	The table below sets forth unusual items impacting the Company’s results for 2008 and 2007. These are (i) the write-off of in-process R&D acquired in connection with the Arrow acquisition, (ii) the write-off of a fair value adjustment to inventory acquired in the Arrow acquisition, (iii) a tax adjustment related to repatriation of cash from foreign subsidiaries and a change in position regarding untaxed foreign earnings, and (iv) the write-off of deferred financing costs in connection with the pay-down of long-term debt.

	2008 Impact		2007 Impact
	Income from
	Continuing		Income from
	Operations		Continuing
	Before Interest,	Income (Loss)	Operations	Income (Loss)
	Taxes and	from	Before Interest,	from
	Minority	Continuing	Taxes and	Continuing
	Interest	Operations	Minority Interest	Operations
	(In thousands)

(i) In-process R&D write-off	$—	$—	$30,000	$30,000
(ii) Write-off of inventory fair value adjustment	$6,936	$4,449	$28,916	$18,550
(iii) Tax adjustment related to untaxed unremitted earnings of foreign subsidiaries	$—	$—	$—	$91,815
(iv) Write-off of deferred financing costs	$—	$—	$4,803	$3,405

(3)	Free cash flow is calculated by reducing cash provided by operating activities from continuing operations by capital expenditures and dividends. Free cash flow is considered a non-GAAP financial measure. We use this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. This financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. This financial measure reflects an additional way of viewing an aspect of our operations that, when viewed with our GAAP results and the accompanying reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business. Management believes that free cash flow is a useful measure to investors because it provides an indication of the amount of our cash flow currently available to support our ongoing operations. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. The following is a reconciliation of free cash flow to the nearest GAAP measure as required under Securities and Exchange Commission rules.

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Free cash flow	$84,474	$189,425	$113,595	$160,502	$101,120
Capital expenditures	39,267	44,734	40,772	38,563	27,705
Dividends	53,047	48,929	44,096	39,320	34,575

Net cash provided by operating activities from continuing operations	$176,788	$283,088	$198,463	$238,385	$163,400

(4)	The lower cash flow from continuing operations during 2008 is principally attributable to $90.2 million of estimated tax payments made in connection with the businesses divested in 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2007, the Company completed acquisitions in all three business segments and significant divestitures in both Commercial and Aerospace. These portfolio actions resulted in a significant expansion of our Medical Segment operations and a significant reduction in our Commercial Segment operations. The following bullet points summarize our more significant acquisitions and divestitures in 2007, and the results for the acquired businesses are included in the respective segments. See Notes 3 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our significant acquisitions and divestitures.

Medical Segment

•	October 2007 — Acquired Arrow International, Inc., a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, with annual revenues of over $500 million, for approximately $2.1 billion.

•	April 2007 — Acquired substantially all of the assets of HDJ Company, Inc., providers of engineering and manufacturing services to medical device manufacturers with annual revenues of approximately $15 million, for approximately $25 million.

Commercial Segment

•	December 2007 — Divested business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “GMS Businesses” with 2007 revenues of over $860 million, for $560 million in cash.

•	April 2007 — Acquired substantially all of the assets of Southern Wire Corporation, a wholesale distributor of wire rope cables and related hardware with annual revenues of approximately $25 million, for approximately $20 million.

Aerospace Segment

•	November 2007 — Acquired Nordisk Aviation Products A/S, a global leader in developing, manufacturing, and servicing containers and pallets for air cargo with annual revenues of approximately $55 million, for approximately $32 million.

•	June 2007 — Divested Teleflex Aerospace Manufacturing Group (“TAMG”), precision-machined components business with annual revenues of approximately $130 million, for approximately $134 million in cash.

We incurred significant indebtedness to fund a portion of the consideration for our October 2007 acquisition of Arrow. As of December 31, 2008, our outstanding indebtedness was approximately $1.5 billion, down from $1.7 billion as of December 31, 2007. For additional information regarding our indebtedness, please see “Liquidity and Capital Resources” below and Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

Global Economic Conditions

We operated in an increasingly challenging global economic environment in 2008. Recent unprecedented turbulence in the global financial and commodities markets and the downturn in the business cycle have had an adverse impact on market activities including, among other things, failure of financial institutions, falling asset values, diminished liquidity, and reduced demand for products and services, particularly in the fourth quarter of 2008. The impact of the difficult economic environment was felt mostly in the Commercial Segment during 2008 and we adjusted production levels and took new restructuring actions in response to the current environment. Although, on a consolidated basis, the economic conditions have not had a significant adverse impact to our financial position, results of operations or liquidity during 2008, the continuation of the broad economic trends could adversely affect our operations in the future, as described, below. The potential effect of these factors on our current and future liquidity is discussed in “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Medical — Our Medical Segment serves a diverse base of hospitals and healthcare providers in more than 140 countries. Healthcare policies and practice trends vary by country and the impact of the global economic downturn appears to have been limited in 2008. However reimbursement changes and cost pressures created by the economic slowdown could adversely effect the financial health of some of our hospital customers in 2009.

Hospitals in some regions of the United States have seen a decline in admissions and a reduction in elective procedures and have limited their capital spending. More than 80 percent of our Medical revenues come from disposable products used in critical care and surgical applications and our sales volume could be negatively impacted by declines in admissions. In addition, a small percentage of our revenues could be impacted by changes in capital spending or a decline in elective procedures.

At the same time, future changes in government funding patterns or regulation could have an impact on our business. In the United States, a number of states have enacted or proposed reduced funding for Medicaid programs and higher rates of unemployment are increasing the percentage of uninsured patients who do not have the ability to pay for care. This could create further cost pressure on hospitals and consequently on our business. Our business could also be impacted by healthcare reform legislation enacted by Congress. Although the impact of the economic downturn on hospitals outside the United States has been less pronounced to date, funding to these healthcare institutions could be affected in the future as governments make further spending adjustments.

•	Aerospace — Sudden and significant increases in fuel costs in mid-2008 resulted in reductions in capacity for passenger and cargo traffic, and accelerated retirement of older, less fuel efficient aircraft. These trends have continued even though fuel prices have decreased from these record levels. The sharp drop in fuel costs toward the end of 2008 has been a positive development for airlines as it has offset somewhat the recession related drop in revenues for both passenger and cargo traffic. Lower traffic overall makes it more difficult to sell cargo containment equipment due to reduced demand, but new aircraft and weight and greenhouse gas reduction objectives create some opportunities in these markets. Lower overall aircraft utilization will reduce demand for spare parts for our installed base of equipment and for our jet engine component repair services. Nevertheless, we are well positioned on certain new Airbus and Boeing airframes and deliveries of cargo handling systems are expected to continue at previously expected levels overall, albeit on a slightly longer time horizon from earlier forecasts.

•	Commercial — The markets served by our Commercial Segment are largely affected by the general state of the economy and by consumer confidence. Factors such as housing starts, home values, fuel costs, transportation, environmental and other regulatory matters all affect the market outlook for the businesses in this segment. In 2008, our Commercial Segment experienced a significant decrease in sales of recreational marine products and auxiliary power units sold into the North American truck market due to softness in these markets caused by a weak economic environment during 2008. We expect that growth will be a challenge in our Commercial Segment until there is improvement in consumer confidence and there is a return to global economic growth.

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

The following comparisons exclude the impact of the operations of TAMG, the GMS Businesses, and a small medical business which have been presented in our consolidated financial results as discontinued operations (see Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for discussion of discontinued operations).

Revenues

	2008	2007	2006
	(Dollars in millions)

Net revenues	$2,420.9	$1,934.3	$1,690.8

Net revenues increased approximately 25% to $2.42 billion from $1.93 billion in 2007. Businesses acquired in the past twelve months accounted for all of this increase in revenues as foreign currency translation contributed 1% to revenue growth, while revenues from core business declined 1% compared to 2007. Core revenue growth in the Medical Segment (2%) and Aerospace (2%) was offset by a 9% decline in core revenues in the Commercial Segment, which was primarily due to a significant decrease in sales of recreational marine products and auxiliary power units sold into the North American truck market due to softness in these markets caused by a weak economic environment during 2008.

Revenues increased 14% in 2007 to $1.93 billion from $1.69 billion in 2006, entirely due to acquisitions and foreign currency movements. Overall, there was no core revenue growth in 2007 as compared to 2006. Core growth in our Aerospace Segment was 7%, and our Medical and Commercial segments declined 1% and 5%, respectively year over year.

Gross profit

	2008	2007	2006
	(Dollars in millions)

Gross profit	$964.2	$680.4	$585.2
Percentage of sales	39.8%	35.2%	34.6%

Gross profit as a percentage of revenues increased to 39.8% in 2008 from 35.2% in 2007. This trend is driven by increases in the Medical and Aerospace segments as the gross profit percentage in the Commercial Segment was unchanged from 2007. Improved margins in the Medical Segment were largely due to the inclusion of higher margin Arrow critical care product lines for the full year in 2008 compared to only the fourth quarter in 2007 and volume related manufacturing efficiencies in the Medical OEM product line. Improved margins in the Aerospace Segment are principally due to a shift in sales favoring engine repair services and away from sales of lower margin replacement parts in the engine repairs business.

Gross profit as a percentage of revenues improved to 35.2% in 2007 from 34.6% in 2006, due primarily to cost and productivity improvements in our Medical Segment and the benefits of restructuring initiatives and other cost reduction efforts which offset the negative impact of a $29 million charge related to a fair value adjustment to inventory acquired in the Arrow acquisition, which was sold during 2007.

Selling, engineering and administrative

	2008	2007	2006
	(Dollars in millions)

Selling, engineering and administrative	$596.8	$445.3	$375.0
Percentage of sales	24.7%	23.0%	22.2%

Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 24.7% in 2008 compared to 23.0% in 2007, principally due to approximately $25 million higher amortization expense related to the Arrow acquisition and approximately $20 million higher expenses in the Medical Segment related to the remediation of FDA regulatory issues.

Selling, engineering and administrative expenses as a percentage of revenues increased to 23.0% in 2007 compared with 22.2% in 2006, due primarily to approximately $7 million higher amortization expense from the Arrow acquisition.

Goodwill impairment and in-process R&D charge

	2008	2007	2006
	(Dollars in millions)

Goodwill impairment	$—	$18.9	$1.0
In-process R&D charge	$—	$30.0	$—

In 2007, during our annual test for goodwill impairment we determined $16.4 million of goodwill attributable to our businesses that manufacture and sell auxiliary power units in the North American heavy truck and rail markets, as well as components and systems for use of alternative fuels in industrial vehicles and passenger cars was impaired. Softness in certain of these markets at that time negatively impacted the valuation of goodwill resulting in the impairment charge. The remaining $2.5 million goodwill impairment is related to a write-down to the agreed selling price of one our variable interest entities in the Commercial Segment.

The $30.0 million write-off of in-process research and development costs is related to in-process R&D projects acquired in the Arrow acquisition which we determined had no alternative future use in their current state.

Interest income and expense

	2008	2007	2006
	(Dollars in millions)

Interest expense	$121.6	$74.9	$41.2
Average interest rate on debt during the year	6.13%	6.33%	7.20%
Interest income	$(2.6)	$(10.5)	$(6.3)

Interest expense increased significantly in 2008 compared to 2007 principally as a result of the full year impact of the debt incurred in connection with the Arrow acquisition in October 2007. Interest income decreased in 2008 compared to 2007 primarily due to lower amounts of invested funds combined with lower average interest rates.

Interest expense increased from $41.2 million to $74.9 million in 2007 principally as a result of higher debt levels since October 1, 2007 incurred in connection with the Arrow acquisition. Interest income increased in 2007 compared to 2006 primarily due to higher average cash balances during the first three quarters of 2007.

Taxes on income from continuing operations

	2008	2007	2006

Effective income tax rate	23.6%	112.3%	21.6%

The effective tax rate in 2007 was 112.3% compared to 23.6% in 2008 and 21.6% in 2006. Taxes on income from continuing operations of $122.8 million in 2007 include discrete income tax charges incurred in connection with the Arrow acquisition. Specifically, in connection with funding the acquisition of Arrow, the Company (i) repatriated approximately $197.0 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions; and (ii) changed its position with respect to certain additional previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. These items resulted in a discrete income tax charge in 2007 of approximately $91.8 million. The Company did not incur similar charges in 2008 or 2006.

Restructuring and other impairment charges

	2008	2007	2006
	(Dollars in millions)

2008 Commercial restructuring program	$1.9	$—	$—
2007 Arrow integration program	22.1	0.9	—
2006 restructuring programs	—	3.4	3.5
2004 restructuring and divestiture program	—	0.7	10.4
Impairment charges	3.7	6.3	7.4

Total	$27.7	$11.3	$21.3

In December 2008, we began certain restructuring initiatives that affect the Commercial Segment. These initiatives involve the consolidation of operations and a related reduction in workforce at three of our facilities in Europe and North America. We determined to undertake these initiatives to improve operating performance and to better leverage our existing resources. These costs amounted to approximately $1.9 million during 2008. As of December 31, 2008, we estimate that the aggregate of future restructuring charges that we will incur in connection with this program are approximately $3.3 — $4.5 million in 2009. Of this amount, $2.8 — $3.1 million relates to employee termination costs, $0.2 — $1.0 million to facility closure costs and $0.3 — $0.4 million to contract termination costs, primarily relating to leases. We expect to have realized annual pre-tax savings of between $4 — $5 million in 2010 when these restructuring actions are complete.

In connection with the acquisition of Arrow during 2007, we formulated a plan related to the future integration of Arrow and our other Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. Costs related to actions that affect employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the consolidated statement of operations. These costs amounted to approximately $22.1 million during 2008. As of December 31, 2008, we estimate that the aggregate of future restructuring and impairment charges that we will incur in connection with the Arrow integration plan are approximately $18.0 — $21.0 million in 2009 and 2010. Of this amount, $7.5 — $8.5 million relates to employee termination costs, $1.2 — $1.7 million relates to facility closure costs, $9.2 — $10.5 million relates to contract termination costs associated with the termination of leases and certain distribution agreements and $0.1 — $0.3 million relates to other restructuring costs. We also have incurred restructuring related costs in the Medical Segment which do not qualify for classification as restructuring costs. In 2008 these costs amounted to $7.0 million and are reported in the Medical Segment’s operating results in selling, engineering and administrative expenses. We expect to have realized annual pre-tax savings of between $70-75 million in 2010 when these integration and restructuring actions are complete.

In June 2006, we began certain restructuring initiatives that affected all three of our operating segments. These initiatives involved the consolidation of operations and a related reduction in workforce at several of our facilities in Europe and North America. We took these initiatives as a means to improving operating performance and to better leverage our existing resources and these activities are now complete.

During the fourth quarter of 2004, we commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position us for future earnings growth. The actions included exiting or divesting non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services and these activities are now complete.

For additional information regarding our restructuring programs, see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Impairment charges in 2008 are composed of $2.7 million related to five of our minority held investments precipitated by the deteriorating economic conditions in the fourth quarter of 2008, $0.8 million impairment of an intangible asset in the Commercial Segment that was identified during the annual impairment testing process, and a $0.2 million reduction in the carrying value of a building held for sale. In 2007, we determined that two minority-held investments, certain intangible assets and a building held for sale were impaired and recorded an aggregate charge of $6.4 million. In 2006, we determined that three minority-held investments and a building held for sale were impaired and recorded an aggregate charge of $7.4 million.

Segment Review

	Year Ended December 31			% Increase/(Decrease)
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	(Dollars in millions)

Segment data:
Medical	$1,499.1	$1,041.3	$858.7	44	21
Aerospace	511.2	451.8	405.4	13	11
Commercial	410.6	441.2	426.7	(7)	3

Net revenues	$2,420.9	$1,934.3	$1,690.8	25	14

Medical	$286.3	$182.6	$161.7	57	13
Aerospace	61.8	47.0	40.2	32	17
Commercial	27.5	23.0	30.5	19	(25)

Segment operating profit	$375.6	$252.6	$232.4	49	9

The percentage increases or (decreases) in revenues during the years ended December 31, 2008 and 2007 compared to the respective prior years were due to the following factors:

	% Increase/ (Decrease)
	2008 vs 2007				2007 vs 2006
	Medical	Aerospace	Commercial	Total	Medical	Aerospace	Commercial	Total

Core growth	2	2	(9)	(1)	(1)	7	(5)	—
Currency impact	2	1	1	1	4	1	3	3
Acquisitions	40	10	1	25	18	3	5	11

Total Change	44	13	(7)	25	21	11	3	14

The following is a discussion of our segment operating results. Additional information regarding our segments, including a reconciliation of segment operating profit to income from continuing operations before interest, taxes and minority interest, is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

Medical

Comparison of 2008 and 2007

Medical Segment net revenues grew 44% in 2008 to $1,499.1 million, from $1,041.3 million in 2007. The acquisition of Arrow accounted for 40% of this increase in revenues. Of the remaining 4% increase in net revenues, 2% was due to foreign currency fluctuations and 2% was due to core revenue growth. Medical Segment core revenue growth in 2008 reflects higher sales volume for critical care and surgical products in Europe and Asia/Latin America of approximately $13 million and $8 million, respectively, and a $17 million increase in sales of specialty medical devices to OEMs, partially offset by $23 million lower sales volumes for critical care and surgical products in North America.

Net sales by product group are comprised of the following:

	Year Ended December 31			% Increase/(Decrease)
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	(Dollars in millions)

Critical Care	$957.1	$578.1	$485.9	66	19
Surgical	296.0	294.5	235.0	1	25
Cardiac Care	72.9	18.2	—	300	100
OEM	158.3	138.1	137.8	15	—
Other	14.8	12.4	—	19	100

Net Revenues	$1,499.1	$1,041.3	$858.7	44	21

The following table sets forth the percentage of net revenues by end market for the Medical Segment.

	2008	2007

Hospitals / Healthcare Providers	84%	78%
Medical Device Manufacturers	10%	13%
Home Health	6%	9%

Medical Segment’s net revenues are geographically comprised of the following:

	2008	2007

North America	53%	54%
Europe, Middle East and Africa	37%	38%
Asia and Latin America	10%	8%

The increase in critical care product sales during 2008 compared to 2007 was almost entirely due to the acquisition of Arrow in the fourth quarter of 2007, which expanded our vascular access and regional anesthesia product lines and contributed an incremental $360 million of sales to the critical care category in 2008 over 2007. Favorable currency fluctuations added $14 million to sales and higher sales of vascular access products in Europe contributed another $5 million in core revenue growth.

Surgical product sales were essentially flat in 2008 compared to 2007 as the benefit of favorable foreign currency movements in Europe ($6 million) and higher volume in European and Asia/Latin American markets ($6 million) was offset by $12 million lower volumes in North America. This decline in North America was primarily in the chest drainage and instrumentation product lines.

Cardiac care product sales increased as a result of the Arrow acquisition in the fourth quarter of 2007.

In 2008, sales to OEMs increased primarily as a result of higher sales of orthopedic instrumentation, specialty sutures and other devices of approximately $17 million and an acquisition in the orthopedic product line in early 2007 (approximately $3 million).

Operating profit in the Medical Segment increased 57% in 2008 to $286.3 million, from $182.6 million in 2007, principally due to the addition of higher margin Arrow critical care product lines. Other factors that contributed to the higher operating profit were improved cost and operational efficiencies in North America, higher volumes in Europe and Asia/Latin America, lower fair value adjustment to inventory acquired in the Arrow acquisition ($7 million in 2008 versus $29 million in 2007) and the favorable impact from the stronger Euro. The impact of these factors was partially offset by the impact of approximately $25 million higher amortization expense related to the Arrow acquisition and $20 million in higher costs incurred in 2008 in connection with a plan to remediate FDA regulatory issues.

Comparison of 2007 and 2006

Medical Segment net revenues increased 21% in 2007 to $1,041.3 million from $858.7 million in 2006, entirely due to acquisitions and currency movements. Revenues related to the acquisition of Arrow International contributed $133.8 million, or 16% of this increase. Increased sales of disposable medical products for airway management, respiratory care, urology, and surgical devices to European hospital markets and to Asian hospital markets, was more than offset by a decline in sales of orthopedic specialty devices sold to medical device manufacturers, the phase out of some product lines for medical device manufacturers and a decline in sales of products for alternate sites in North America.

Medical Segment operating profit increased 13% in 2007 to $182.6 million from $161.7 million in 2006 primarily due to the increase in volume from the Arrow acquisition, the positive impact from the full year effect of cost and productivity improvements that began in the second half of 2006 following completion of significant restructuring activities, and currency movements, which more than offset the negative impact from a $29 million charge in 2007 related to the fair value adjustment to inventory acquired in the Arrow acquisition, which was sold in 2007. During the first half of 2006, operating profit was negatively impacted by costs associated with operational inefficiencies and the consolidation of facilities and distribution centers.

Aerospace

Comparison of 2008 and 2007

Aerospace Segment net revenues grew 13% in 2008 to $511.2 million, from $451.8 million in 2007. The expansion of the cargo containers product line due to the acquisition of Nordisk Aviation Products accounted for 10% of this increase. The 2% increase in core growth is primarily attributable to increased sales of narrow body cargo loading systems and wide body and narrow body cargo spare components and repairs.

Segment operating profit increased 32% in 2008 to $61.8 million, from $47.0 million in 2007. The increase was principally due to the impact of the Nordisk acquisition and favorable product mix of repair versus replacement in the engine repair services business as a result of technology investments we have made. Consolidation of operations and phasing out of lower margin product lines in the engine repair services business during 2007 also had a positive impact on operating profit in 2008.

Comparison of 2007 and 2006

Aerospace Segment net revenues increased 11% in 2007 to $451.8 million from $405.4 million in 2006. This increase was due to increases of 7% from core growth, 3% from acquisitions and 1% from foreign currency movements. Core growth was primarily attributable to increased sales of wide body cargo handling systems and narrow body cargo loading systems, combined with steady increases in sales volume for aftermarket spares and repairs throughout the year.

Aerospace Segment operating profit increased 17% to $47.0 million from $40.2 million in 2006 as a result of higher volume, productivity improvements, and cost control efforts in both the cargo handling systems and engine repair businesses, as well as the positive impact of restructuring in engine repair services.

Commercial

Comparison of 2008 and 2007

Commercial Segment net revenues declined approximately 7% in 2008 to $410.6 million, from $441.2 million in 2007. Core revenue declined 9% as a result of a 16% decline in sales of marine products for the recreational boat market and a 22% decline in sales of auxiliary power units for the North American truck market which was partially offset by a 12% increase in sales of alternate fuel systems and an 11% increase in sales of rigging services products. Extreme volatility in fuel costs, accompanied by deterioration in the general state of the global economy in the second half of 2008 adversely impacted the markets served by our marine and auxiliary power unit products and we expect the marine market to remain weak for most, if not all, of 2009. As a result, we adjusted production levels and took new restructuring actions in response to the current environment. Conversely, high fuel prices in 2008 increased demand for alternate fuel systems and we successfully penetrated a large emerging compressed natural gas market in South America during the year.

In 2008, segment operating profit increased 19% to $27.5 million compared to $23.0 million in 2007. This increase was principally due to favorable product mix and an acquisition during 2007 in the rigging services business. Favorable currency impact of approximately $3 million, cost reductions and lower warranty expenses in the power systems business offset the lower operating profit in the marine business resulting from lower sales in 2008.

Comparison of 2007 and 2006

Commercial Segment revenues increased 3% in 2007 to $441.2 million from $426.8 million in 2006. The favorable impact of acquisitions and foreign currency movements and an increase in sales of products for marine markets offset a decline in core revenue attributable to a significant decline in sales of auxiliary power units in the North American heavy truck market and to lower sales of rigging services where unusually high demand as a result of U.S. Gulf Coast rebuilding activities due to severe weather during 2006 caused unfavorable comparisons in 2007.

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

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, pension funding, dividends, common stock repurchases, adequacy of available bank lines of credit, and access to other capital markets.

The deterioration in global economic conditions and the severe disruptions in global credit markets that occurred during the fourth quarter of 2008 affected the operating results of our various businesses as described above in “Results of Operations.” In assessing the impact of these factors on our liquidity, we do not currently foresee any difficulties meeting our cash requirements or accessing credit as needed in the next twelve months. To date, we have not experienced an inordinate amount of payment default by our customers, and we have sufficient lending commitments in place to enable us to fund additional operating needs. However, taking into consideration current economic conditions, we recognize the increased risk that our customers and suppliers may be unable to access liquidity. If current market conditions continue to deteriorate, we may experience delays in customer payments and reductions in our customers’ purchases from us, which could have a material adverse effect on our liquidity.

Recent deterioration in the securities markets has impacted the value of the assets included in our defined benefit pension plans. As a result of losses experienced in global equity markets, our domestic pension funds experienced approximately $76 million, or 29%, decline in value during 2008. While this will increase pension expense in 2009 compared to 2008, we do not expect this to cause a significant increase to our pension funding requirements for 2009 because amounts funded to the plans in prior years exceeded the minimum amounts required in those years. The volatility in the securities markets has not significantly affected the liquidity of our pension plans or counterparty exposure. Substantially all of our domestic pension plans are invested in mutual funds registered with the SEC under the Investment Company Act of 1940. Underlying holdings of the mutual funds are invested in publicly traded equity and fixed income securities.

We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have and will continue to transfer cash from those subsidiaries to us and to other international subsidiaries when it is cost effective to do so. Substantially all of our debt service requirements are United States based and we depend on foreign sources of cash to fund a portion of these requirements. We anticipate our domestic principal and interest payments for 2009 will be approximately $189 million and we expect to access approximately $95 million of cash from foreign subsidiaries in 2009 to help fund these debt service requirements. To the extent we cannot, or choose not to, repatriate cash from foreign subsidiaries in time to meet quarterly debt service requirements our revolving credit facility is utilized as a source of liquidity until such cash can be repatriated in a cost effective manner.

We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and additional sales of accounts receivable under our securitization program will enable us to fund our operating requirements, capital expenditures and debt obligations.

A summary of our cash flows for the last three years is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Cash flows from continuing operations provided by (used in):
Operating activities	$176.8	$283.1	$198.5
Investing activities	(39.5)	(1,522.5)	(77.9)
Financing activities	(218.0)	1,090.3	(240.8)
Cash flows provided by (used in) discontinued operations	(5.6)	88.5	114.3
Effect of exchange rate changes on cash and cash equivalents	(7.8)	13.5	14.8

(Decease) increase in cash and cash equivalents	$(94.1)	$(47.1)	$8.9

Cash Flow from Operating Activities

Higher tax payments of approximately $112 million (net of refunds of approximately $27 million) and higher interest payments of approximately $60 million were the principal factors in the year-on-year decrease in cash flows from operating activities in 2008 compared to 2007. The largest factor contributing to the higher tax payments is approximately $90 million of taxes paid in connection with businesses divested in 2007.

All together, changes in our operating assets and liabilities resulted in a decrease in cash from operations of approximately $110 million during 2008 which is principally attributable to the $90 million of tax payments mentioned previously. The cash flow impact from changes in other operating assets and liabilities offset one another; an inventory increase of approximately $21 million, increase in accounts payable and accrued expenses of $8 million, decrease in accounts receivable of $3 million, and a decrease in other operating assets of $6 million. The ramp up in production of cargo handling systems to meet the delivery schedules communicated earlier in the year from aircraft manufacturers and the late in the year delay of those delivery schedules into 2009 was the principal ($14 million) cause of the year-on-year increase in inventory. Nearly all of the increase in accounts payable and accrued expenses is due to a year-on-year increase in accounts payable in the Medical Segment that results from changes in payment patterns to suppliers of the Arrow operations during 2008 where early payment discounts were forgone in favor of longer payment terms. The $3 million decrease in accounts receivable reflects focused collection efforts in all segments and is in spite of higher sales during the fourth quarter of 2008 compared to the same period of a year ago, and a heavier mix of sales in our cargo handling systems business to aircraft manufacturers in 2008 which carry longer payment terms compared to the aftermarket side of that business. During 2008 we repatriated approximately $104 million of cash from our foreign subsidiaries.

Changes in our operating assets and liabilities during 2007 resulted in a net cash inflow of $76.9 million. The most significant change was a decrease in inventories of $62.4 million, $25 million of which is due to the resolution, in 2007, of operational inefficiencies experienced in the Medical Segment during the consolidation of facilities and distribution centers in 2005 and 2006 and focused inventory reduction initiatives in the Arrow operations post-acquisition, and $29 million is the impact from a fair value adjustment to inventory acquired in the Arrow acquisition which was sold during 2007. During 2007, we repatriated approximately $208 million of cash from our foreign subsidiaries, exclusive of proceeds from the sale of discontinued operations.

Cash Flow from Investing Activities

Our cash flows from investing activities from continuing operations in 2008 consisted primarily of capital expenditures of $39.3 million, $5.7 million of payments for businesses acquired that had been deferred at closing, which primarily pertained to our acquisitions of Nordisk ($4.7 million) and Southern Wire ($1.0 million), an additional investment of $2.2 million in our Propulsion Technologies joint venture, and proceeds of $8.5 million from the sale of assets and investments, principally $5.3 million related to post closing adjustments in connection with the sale of the GMS business, sale of investments in non-consolidated affiliates of $1.8 million and the sale of a held for sale building for $1.0 million.

Our cash flows from investing activities from continuing operations during 2007 consisted primarily of payments of $2.2 billion for businesses acquired, of which $2.1 billion pertained to the acquisition of Arrow International. During 2007, we received proceeds of approximately $702.3 million from the sale of the Commercial Segment’s automotive and industrial business and the Aerospace Segment’s precision machined components business.

Cash Flow from Financing Activities

Our cash flows from financing activities from continuing operations in 2008 consisted primarily of $133.9 million repayment of long-term debt, $92.8 million repayment of revolver borrowings, additional borrowings under the revolver of $92.9 million, payment of dividends of $53.0 million and payments to minority interest shareholders of $38.0 million which relate to the distribution of dividends from our ATI joint venture.

Our cash flows from financing activities from continuing operations during 2007 consisted primarily of new long-term borrowings of $1.6 billion in connection with the Arrow acquisition, the payment of fees of $21.6 million to obtain that debt, and the repayment of $463.4 million of debt. We repaid approximately

$54.0 million of debt in connection with the Arrow acquisition and repaid approximately $386.6 million of long-term debt with the proceeds from the disposal of the automotive and industrial businesses.

Cash flows used in discontinued operations of $5.6 million in 2008 reflects the settlement of a contingency related to the GMS businesses which were sold in 2007.

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2008	2007
	(Dollars in thousands)

Net debt includes:
Current borrowings	$108,853	$143,357
Long-term borrowings	1,437,538	1,540,902

Total debt	1,546,391	1,684,259
Less: Cash and cash equivalents	107,275	201,342

Net debt	$1,439,116	$1,482,917

Total capital includes:
Net debt	$1,439,116	$1,482,917
Shareholders’ equity	1,246,455	1,328,843

Total capital	$2,685,571	$2,811,760

Percent of net debt to total capital	54%	53%

In connection with the October 2007 acquisition of Arrow, we entered into a credit agreement (“the Senior Credit Facility”) that provides for a five-year term loan facility of $1.4 billion and a five-year revolving line of credit facility of $400 million, both of which carried initial interest rates of LIBOR plus a spread of 150 basis points. The spread is subject to adjustment based upon our leverage ratio. At December 31, 2008 the spread over LIBOR was 125 basis points. We executed an interest rate swap for $600 million of the term loan from a floating 3 month LIBOR rate to a fixed rate of 4.75%. The notional value of the interest rate swap amortizes down to $350 million at maturity in 2012. Our obligations under the Senior Credit Facility are guaranteed by substantially all of our material wholly-owned domestic subsidiaries, and are secured by a pledge of the shares of certain of our subsidiaries.

Also in connection with our acquisition of Arrow, on October 1, 2007, we issued $200 million in new senior notes (the “2007 Notes”) and amended certain terms of our outstanding notes issued on July 8, 2004 (the “2004 Notes”) and October 25, 2002 (the “2002 Notes,” and, together with the 2004 Notes, the “amended notes”). In addition, we repaid $10.5 million of outstanding notes issued on November 1, 1992 and December 15, 1993 (collectively, the “retired notes”). The retired notes consisted of the 7.40% Senior Notes due November 15, 2007 and the 6.80% Series B Senior Notes due December 15, 2008.

The 2007 notes and the amended notes, referred to collectively as the “senior notes”, rank pari passu in right of repayment with our obligations under the Senior Credit Facility (the “primary bank obligations”) and are secured and guaranteed in the same manner as the Senior Credit Facility. The senior notes have mandatory prepayment requirements upon the sale of certain assets and may be accelerated upon certain events of default, in each case, on the same basis as the Senior Credit facility.

The interest rates payable on the amended notes were also modified in connection with the foregoing transactions. Effective as of October 1, 2007:

•	the 2004 Notes bear interest on the outstanding principal amount at the following rates: (i) 7.66% in respect of the Series 2004-1 Tranche A Senior Notes due 2011; (ii) 8.14% in respect of the Series

2004-1 Tranche B Senior Notes due 2014; and (iii) 8.46% in respect of the Series 2004-1 Tranche C Senior Notes due 2016; and

•	the 2002 Notes bear interest on the outstanding principal amount at the rate of 7.82% per annum.

Interest rates on the amended notes are subject to reduction based on positive performance relative to certain financial ratios.

Fixed rate borrowings, excluding the effect of derivative instruments, comprised 36% of total borrowings at December 31, 2008. Fixed rate borrowings, including the effect of derivative instruments, comprised 74% of total borrowings at December 31, 2008. Approximately 2% of our total borrowings of $1,546.4 million are denominated in currencies other than the U.S. dollar, principally the Euro.

The Senior Credit Facility and the senior note agreements contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. These agreements also require us to maintain a consolidated leverage ratio (defined in the Senior Credit Facility as “Consolidated Leverage Ratio”) and an interest coverage ratio (defined in the Senior Credit Facility as “Consolidated Interest Coverage Ratio”) at the levels and as of the last day of any period of four consecutive fiscal quarters ending on or nearest to the dates set forth in the table below calculated pursuant to the definitions and methodology set forth in the Senior Credit Facility.

	Consolidated Leverage		Consolidated Interest
	Ratio		Coverage Ratio
Fiscal Quarter Ending on or	Must be		Must be
Nearest to	Less than	Actual	More than	Actual

December 31, 2007	4.75:1	3.80:1	3.00:1	3.46:1
March 31, 2008	4.75:1	3.84:1	3.00:1	3.51:1
June 30, 2008	4.75:1	3.71:1	3.00:1	3.58:1
September 30, 2008	4.75:1	3.43:1	3.00:1	3.78:1
December 31, 2008	4.00:1	3.29:1	3.50:1	4.04:1
March 31, 2009	4.00:1		3.50:1
June 30, 2009	4.00:1		3.50:1
September 30, 2009 and at all times thereafter	3.50:1		3.50:1

At December 31, 2008, we had $36.8 million of borrowings outstanding under our $400 million revolving line-of-credit facility. This facility is used principally for seasonal working capital needs. The availability of loans under this facility is dependent upon our ability to maintain our financial condition and our continued compliance with the covenants contained in the Senior Credit Facility and senior note agreements. Moreover, additional borrowings would be prohibited if a Material Adverse Effect (as defined in the Senior Credit Facility) were to occur. Notwithstanding these restrictions, we believe that this revolving credit facility provides us with significant flexibility to meet our foreseeable working capital needs. At our current level of EBITDA (as defined in the Senior Credit Facility) for the year ended December 31, 2008, we would have been permitted $334 million of additional debt beyond the levels outstanding at December 31, 2008. In addition, we believe that we will continue to have adequate borrowing availability under this facility after giving effect to the scheduled reduction in the leverage ratio covenant to 3.50:1 at September 30, 2009. Notwithstanding the borrowing capacity described above, additional capacity would be available if borrowed funds were used to acquire a business or businesses through the purchase of assets or controlling equity interests so long as the ratios set forth in the table above are met after giving proforma effect of the EBITDA (as defined in the Senior Credit Facility) of the business acquired.

As of December 31, 2008, we were in compliance with all other terms of the Senior Credit Facility and the senior notes, and we expect to continue to be in compliance with the terms of these agreements, including the leverage and interest coverage ratios, throughout 2009.

For additional information regarding our indebtedness, please see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, at December 31, 2008 the Company had an accounts receivable securitization program to sell a security interest in domestic accounts receivable for consideration of up to $125 million to a commercial paper conduit. This facility is utilized from time to time for increased flexibility in funding short term working capital requirements. The credit market volatility during 2008 did not have a material impact on the availability of the accounts receivable securitization program. For additional information regarding this facility, please refer to “Off Balance Sheet Arrangements” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Repurchase Programs

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the program may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The program has no expiration date, and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which further limit the Company’s ability to repurchase shares under this program. Through December 31, 2008, no shares have been purchased under this program.

On July 25, 2005, our Board of Directors authorized the repurchase of up to $140 million of our outstanding common stock over twelve months ended July 2006, which was subsequently extended by our Board to January 2007. Under this program, we repurchased a total of 2,317,347 shares on the open market during 2005 and 2006 for an aggregate purchase price of $140.0 million, and aggregate fees and commissions of $0.1 million.

Contractual Obligations

Contractual obligations at December 31, 2008 are as follows:

		Payments due by period
		Less			More
		than	1-3	4-5	than
	Total	1 year	years	years	5 years
			(Dollars in thousands)

Total borrowings	$1,546,391	$108,853	$349,479	$856,459	$231,600
Interest obligations(1)	358,315	88,342	165,907	77,656	26,410
Operating lease obligations	118,800	30,529	46,695	28,126	13,450
Minimum purchase obligations(2)	51,484	51,075	409	—	—

Total contractual obligations	$2,074,990	$278,799	$562,490	$962,241	$271,460

(1)	Interest obligations include the Company’s obligations under the interest rate swap. Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2008.

(2)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to material purchase requirements.

We also have obligations with respect to income tax uncertainties and our pension and other postretirement benefit plans. See Notes 12 and 13, respectively to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Off Balance Sheet Arrangements

We have residual value guarantees under operating leases for certain equipment. The maximum potential amount of future payments we could be required to make under these guarantees is approximately $1.9 million.

We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote subsidiary of Teleflex Incorporated that is consolidated in our financial statements. This SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit. The conduit issues notes secured by those interests and other assets to third party investors.

To the extent that cash consideration is received for the sale of undivided interests in the receivables by the SPE to the conduit, it is accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, as we have relinquished control of the receivables. Accordingly, undivided interests in accounts receivable sold to the commercial paper conduit under these transactions are excluded from accounts receivables, net in the accompanying consolidated balance sheets. The interests not represented by cash consideration from the conduit are retained by the SPE and remain in accounts receivable in the accompanying consolidated balance sheets.

The interests in receivables sold and the interest in receivables retained by the SPE are carried at face value, which is due to the short-term nature of our accounts receivable. The special purpose entity has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at December 31, 2008 and December 31, 2007, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. Should we default under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE to the commercial paper conduit. The assets of the SPE are not available to satisfy the obligations of Teleflex or any of its other subsidiaries.

Information regarding the outstanding balances related to the SPE’s interests in accounts receivables sold or retained as of December 31, 2008 is as follows:

(Dollars in millions)

Interests in receivables sold outstanding(1)	$39.7
Interests in receivables retained, net of allowance for doubtful accounts	$96.3

(1)	Deducted from accounts receivables, net in the consolidated balance sheets.

The delinquency ratio for the qualifying receivables represented 3.76% of the total qualifying receivables as of December 31, 2008.

The following table summarizes the activity related to our interests in accounts receivable sold for the year ended December 31, 2008:

(Dollars in millions)

Proceeds from the sale of interest in accounts receivable	$39.7
Fees and charges(1)	$1.8

(1)	Recorded in interest expense in the consolidated statement of operations.

Other fee charges related to the sale of receivables to the commercial paper conduit for the year ended December 31, 2008 were not material.

We continue servicing the receivables sold, pursuant to servicing agreements with the SPE. No servicing asset is recorded at the time of sale because we do not receive any servicing fees from third parties or other income related to the servicing of the receivables. We do not record any servicing liability at the time of the sale as the receivables collection period is relatively short and the costs of servicing the receivables sold over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period.

See also Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

Accounting for Allowance for Doubtful Accounts

In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms. In an effort to reduce our credit risk, we (i) establish credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of our customers’ financial condition, (iii) monitor the payment history and aging of our customers’ receivables, and (iv) monitor open orders against an individual customer’s outstanding receivable balance.

An allowance for doubtful accounts is maintained for accounts receivable based on our historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was $8.7 million at December 31, 2008 and $7.0 million at December 31, 2007 which was 2.6% and 2.1% of gross accounts receivable, at those respective dates. In light of the disruptions in global credit markets that occurred in the fourth quarter of 2008 we have taken this heightened risk of customer payment default into account when estimating the allowance for doubtful accounts at December 31, 2008 by engaging in a more robust customer-by-customer risk assessment. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

Inventory Utilization

Inventories are valued at the lower of cost or market. Accordingly, we maintain a reserve for excess and obsolete inventory to reduce the carrying value of our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

The adequacy of this reserve is reviewed each reporting period and adjusted as necessary. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage.

Our excess and obsolete inventory reserve was $37.5 million at December 31, 2008 and $35.9 million at December 31, 2007 which was 8.1% and 7.9% of gross inventories, at those respective dates.

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

Accounting for Goodwill and Other Intangible Assets

Goodwill and intangible assets by reporting segment at December 31, 2008 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Goodwill	$1,428,679	$6,317	$39,127	$1,474,123
Intangible assets:
Indefinite lived	315,381	—	10,175	325,556
Finite lived	659,537	10,521	21,004	691,062

Goodwill and intangible assets	$2,403,597	$16,838	$70,306	$2,490,741

Acquired intangible assets may represent indefinite-lived assets (e.g., certain trademarks or brands), determinable-lived intangibles (e.g., certain trademarks or brands, customer relationships, patents and technologies) or residual goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of the indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. Goodwill and indefinite-lived intangibles assets, primarily trademarks and brand names, are tested annually for impairment during the fourth quarter, using the first day of the quarter as the measurement date, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in the Company’s impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.

Goodwill

Impairment assessments are performed at a reporting unit level. For purposes of this assessment, the Company’s reporting units are generally its businesses one level below the respective operating segment.

Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying value, including goodwill. In performing the first step, the Company calculated fair values of the various reporting units using equal weighting of two methods; one which estimates the discounted cash flows (“DCF”) of each of the reporting units based on projected earnings in the future (the Income Approach) and one which is based on sales of similar assets in actual transactions (the Market Approach). If the fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.

Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, operating margins, industry trends, regulatory environment, relevant comparable company selection, calculation of comparable company multiples and the amount and timing of expected future cash flows. The DCF analysis utilized in the fourth quarter 2008 impairment test was performed over a ten year time horizon for each reporting unit where the compound annual growth rates during this period for the Medical, Aerospace and Commercial segments range from approximately 4% to 7% for revenue and from approximately 8% to 13% for operating income. Discount rates range from 10.5% to 14.0%, and a perpetual growth rate of 2.5% was assumed for all reporting units.

The cash flows employed in the DCF analyses are based on internal budgets and business plans and various long-term growth assumptions beyond the business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs.

In arriving at our estimate of the fair value of each reporting unit, we considered the results of both the DCF and the market comparable methods and concluded the fair value to be the average of the results yielded by the two methods for each reporting unit. Then, the current market capitalization of the Company was reconciled to the sum of the estimated fair values of the individual reporting units, plus a control premium, to ensure the fair value conclusions were reasonable in light of current market capitalization. The control premium implied by our analysis was approximately 35%, which was deemed to be within a reasonable range of observed average industry control premiums. No impairment in the carrying value of any of our reporting units was evident as a result of the assessment of their respective fair values as determined under the methodology described above. In light of market conditions in the fourth quarter we considered whether there were any triggering events which would have caused us to re-assess our goodwill impairment considerations as of the assessment date and we determined that there were no triggering events.

To illustrate the magnitude of potential impairment charges relative to future changes in projected operating income and discount rates, the following table shows the sensitivity to 1.0 and 1.5 percentage point increases in the discount rate or a 10% and 25% reduction in the compound annual growth rate of operating income:

	Decrease In Fair Value of Reporting Units
	Operating Income		Discount Rate
	10%	25%	1%	1-1/2%

Medical	$321,397	$736,465	$552,317	$783,989
Aerospace	19,787	48,094	33,890	48,871
Commercial	27,206	59,463	27,632	39,770

None of these scenarios resulted in an indication of impairment in any of our reporting units. While we are not aware of any known trends, uncertainties or other factors that will result in, or that are reasonably likely to result in, a material impairment charge in the future, events could occur in the future which are currently unforeseen that could result in an impairment.

Intangible Assets

Intangible assets are assets acquired that lack physical substance and that meet the specified criteria for recognition apart from goodwill. Intangible assets acquired are comprised mainly of technology, customer relationships, and trade names. The fair value of acquired technology and trade names is estimated by the use of a relief from royalty method, which values an intangible asset by estimating the royalties saved through the ownership of an asset. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow. The fair value of acquired customer relationships is estimated by the use of an income approach known as the excess earnings method. The excess earnings method measures economic benefit indirectly by calculating residual profit attributable to an asset after appropriate returns are paid to complementary or contributory assets. The residual profit is tax-effected and discounted to present value at an appropriate discount rate that reflects the risk factors associated with the estimated income stream. Determining the useful life of an intangible asset requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Management tests indefinite-lived intangible assets on at least an annual basis, or more frequently if necessary. In connection with the analysis, management tests for impairment by comparing the carrying value of intangible assets to its estimated fair value. Since quoted market prices are seldom available for intangible assets, we utilize present value techniques to estimate fair value. Common among such approaches is the “relief from royalty” methodology. This methodology estimates the direct cash flows associated with the intangible asset. Management must estimate the hypothetical royalty rate, discount rate, and residual growth rate to estimate the forecasted cash flows associated with the asset.

Discount rates and perpetual growth rates utilized in the impairment test of indefinite-lived assets during the fourth quarter of 2008 are comparable to the rates utilized in the impairment test of goodwill by segment. Compound annual growth rates in revenues projected to be generated from certain trade names in the Medical Segment ranged from 3.85% to 11.67% and a royalty rate of 4.0% was assumed. The compound annual growth rate in revenues projected to be generated from certain trade names in the Commercial Segment was 5.36% and a royalty rate of 2.0% was assumed. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar trademarks or technologies are being licensed in the marketplace.

This analysis indicated that certain trade names in the Commercial Segment were impaired by $0.8 million and this was charged to restructuring and other impairment charges during the fourth quarter of 2008. Had the fair value of each Company’s indefinite-lived assets been hypothetically lower than presently estimated by 10% as of September 29, 2008, certain trade names in the Commercial Segment would have been impaired by an additional $1.0 million and the Arrow trade name would have been impaired $8 million.

Long-lived assets, including finite-lived intangible assets (e.g., customer relationships), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Significant judgments in this area involve determining whether a triggering event has occurred and re-assessing the reasonableness of the remaining useful lives of finite-lived assets by, among other things, validating customer attrition rates.

Acquired In-Process Research and Development

In connection with the acquisition of Arrow International, the Company recorded a $30 million charge to operations during 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, for in-process research and development (“IPR&D”) assets acquired that the

Company determined had no alternative future use in their current state. The Company continues to evaluate certain of these projects for their feasibility and alignment with the Company’s core strategic objectives.

As part of the preliminary purchase price allocation for Arrow, approximately $30 million of the purchase price was allocated to acquire in-process research and development projects. The amount allocated to the acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that had not yet reached technological feasibility and had no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

The value assigned to the acquired in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the acquired in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

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

The most significant purchased set of in-process technologies relates to the CVC Product Family for which the Company estimated a value of $25 million. The projects included in this product family’s in-process technology include the Hi-C Project, PICC Triple Lumen, Antimicrobial PICC, and certain Catheter Tip Positioning Technology.

The remaining purchased set of in-process technologies relates to the Specialty Care Product Family for which the Company has estimated a value of $5 million. The projects included in this product family’s in-process technology include the Ethanol Lock Program and Antimicrobial CHDC.

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements, including, for example, changes requested by the FDA in connection with pre-market approval applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company’s product development efforts will be successful on a timely basis or within budget, if at all. The failure of the Company to develop new products and product enhancements on a timely basis or within budget could harm the Company’s results of operations and financial condition. For additional risks that may affect the Company’s business and prospects following completion of the merger, see “Risk Factors” commencing on page 13 of this Annual Report on Form 10-K.

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

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.32%	5.46%	5.71%	6.45%	5.85%	5.75%
Rate of return	8.19%	8.33%	8.73%	—	—	—
Initial healthcare trend rate	—	—	—	8.5%	8.0%	9.0%
Ultimate healthcare trend rate	—	—	—	5.0%	4.5%	4.5%

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity to changes in the weighted average assumptions:

			Expected Return
	Assumed Discount Rate		on Plan Assets
	50 Basis	50 Basis	50 Basis	Assumed Healthcare Trend Rate
	Point	Point	Point	1.0%	1.0%
	Increase	Decrease	Change	Increase	Decrease
	(Dollars in millions)

Net periodic pension and postretirement healthcare expense	$(1.0)	$1.0	$0.9	$0.4	$(0.4)
Projected benefit obligation	$(19.7)	$21.0	$—	$4.8	$(4.3)

Product Warranty Liability

Most of our sales are covered by warranty provisions for the repair or replacement of qualifying defective items for a specified period after the time of the sales. We estimate our warranty costs and liability based on a number of factors including historical trends of units sold, the status of existing claims, recall programs and communication with customers. Our estimated product warranty liability was $17.1 million and $20.0 million at December 31, 2008 and December 31, 2007, respectively.

Accounting for Income Taxes

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potentially litigation, the outcome of which is uncertain. Management must make judgments about such uncertainties and determine estimates of our tax assets and liabilities. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities and such adjustments could be material.

We are also required to assess the realizability of our deferred tax assets. We evaluate all positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. Based on this assessment, we evaluate the need for, and amount of, valuation allowances to offset future tax benefits that may not be realized. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

The valuation allowance for deferred tax assets of $51.2 million and $68.5 million at December 31, 2008 and December 31, 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax asset. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decrease in 2008 was principally attributable to: (i) the deconsolidation of a subsidiary; (ii) the increased ability to utilize certain state net operating losses as a result of the mergers of several subsidiaries; and (iii) the increased ability to utilize certain state net operating losses as a result of a shift in state apportionment factors following the GMS transaction.

Significant judgment is required in determining income tax provisions under SFAS No. 109 “Accounting for Income Taxes” and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109” (“FIN 48”), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

See Note 12 to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding the Company’s uncertain tax positions.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 with respect to financial assets and financial liabilities. As of

January 1, 2009, the Company adopted the provisions of SFAS No. 157 with respect to non-financial assets and liabilities under FSP 157-2 and this adoption did not have a material impact on the Company’s financial position, results of operations and cash flows.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective upon issuance and did not have a material impact on the Company’s fair value of financial assets as a result of the adoption of FSP 157-3. Refer to Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for additional information on fair value measurements.

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

Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The application of FSP FAS 142-3 did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption; however, future transactions entered into by the Company will need to be evaluated under the requirements of this FSP.

FASB Accounting Standards Codification:  In December 2008, the FASB issued a news release for the expected launch of the FASB Accounting Standards Codification. The Codification is a major restructuring of accounting and reporting standards. The Codification does not change GAAP, but instead, it introduces a new structure. It will supersede all accounting standards in existing FASB, Emerging Issues Task Force (EITF), American Institute of Certified Public Accountants (AICPA) and related standards. The Codification is expected to become authoritative on July 1, 2009, at which time only two levels of US GAAP will exist: authoritative represented by the Codification, and nonauthoritative represented by all other literature.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for the Company as of December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Interest rate swaps are used to manage a portion of our interest rate risk. The table below is an analysis of the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates shown below are weighted average rates of the debt portfolio based on December 31, 2008 rates. For the swaps, notional amounts and related interest rates are shown by year of maturity. The fair value, net of tax, of the interest rate swap as of December 31, 2008 was a loss of $27.0 million.

	Year of Maturity
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

Fixed rate debt	$—	$—	$145,000	$180,000	$—	$226,600	$551,600
Average interest rate	—	—	7.7%	7.7%	—	8.2%	7.9%
Variable rate debt	$108,853	$102,258	$102,221	$676,459	$—	$5,000	$994,791
Average interest rate	4.3%	4.2%	4.2%	4.2%	—	3.0%	4.2%
Amount subject to swaps:
Variable to fixed(1)					$600,000
Average rate to be received					3 months USD Libor
Average rate to be paid					4.75%(2)

(1)	The notional value of the interest rate swap is $600 million at inception and amortizes down to a notional value of $350 million at maturity in 2012.

(2)	The all in cost of the $600 million swapped debt is 4.75% plus the applicable spread over LIBOR, currently at 125 basis points.

A 1.0% change in variable interest rates would adversely or positively impact our expected net earnings by approximately $2.4 million, for the year ended December 31, 2009.

Foreign Currency Risk

We are exposed to fluctuations in market values of transactions in currencies other than the functional currencies of certain subsidiaries. We have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows from these exposures. These are all contracts to buy or sell a foreign currency against the U.S. dollar. The fair value of the open forward contracts as of December 31, 2008 was a loss of $5 million. The following table presents our open forward currency contracts as of December 31, 2008, which mature in 2009. Forward contract notional amounts presented below are expressed in the stated currencies (in thousands). The total notional amount for all contracts translates to approximately $99.6 million.

Forward Currency Contracts:

Buy/(Sell)

Japanese yen	(621,070)
Euros	(8,149)
Mexican peso	269,713
Czech koruna	108,606
Swedish krona	41,820
Malaysian ringgits	41,016
Canadian dollars	19,952
Singapore dollars	17,004
British pounds	2,046

A strengthening of 10% in the value of the U.S. dollar against foreign currencies would, on a combined basis, adversely impact the translation of our non-US subsidiary net earnings and transactions on currencies other than the functional currency of certain subsidiaries by approximately $1.6 million, for the year ended December 31, 2009.

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

For the information required by this Item 10, other than with respect to our Executive Officers, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2009 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2009 Annual Meeting will be filed within 120 days of the close of our fiscal year.

For the information required by this Item 10 with respect to our Executive Officers, see Part I of this report on pages 11 — 12, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required by this Item 11, see “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2009 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item 12 under Item 403 of Regulation S-K, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2009 Annual Meeting, which information is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2008 regarding our 1990 Stock Compensation Plan, 2000 Stock Compensation Plan and 2008 Stock Incentive Plan:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	1,838,308	$56.18	2,863,998

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2009 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for our 2009 Annual Meeting, which information is incorporated herein by reference.

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

By:	/s/ Kevin K. Gordon
Kevin K. Gordon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Charles E. Williams
Charles E. Williams
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ George Babich, Jr. George Babich, Jr. Director	By:	/s/ Sigismundus W.W. Lubsen Sigismundus W.W. Lubsen Director

By:	/s/ Patricia C. Barron Patricia C. Barron Director	By:	/s/ Benson F. Smith Benson F. Smith Director

By:	/s/ Jeffrey P. Black Jeffrey P. Black Chairman, Chief Executive Officer & Director	By:	/s/ Harold L. Yoh III Harold L. Yoh III Director

By:	/s/ William R. Cook William R. Cook Director	By:	/s/ James W. Zug James W. Zug Director

By:	/s/ Dr. Jeffrey A. Graves Dr. Jeffrey A. Graves Director	By:	/s/ Stephen K. Klasko Stephen K. Klasko Director

Dated: February 25, 2009

TELEFLEX INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Page

II Valuation and qualifying accounts	F-52

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Jeffrey P. Black Jeffrey P. Black Chairman and Chief Executive Officer	/s/ Kevin K. Gordon Kevin K. Gordon Executive Vice President and Chief Financial Officer

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2009

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars and shares in thousands,
	except per share)

Net revenues	$2,420,949	$1,934,332	$1,690,809
Materials, labor and other product costs	1,456,782	1,253,978	1,105,652

Gross profit	964,167	680,354	585,157
Selling, engineering and administrative expenses	596,773	445,254	374,961
In-process research and development charge	—	30,000	—
Goodwill impairment	—	18,896	1,003
Restructuring and other impairment charges	27,701	11,352	21,320
(Gain) loss on sales of businesses and assets	(296)	1,110	732

Income from continuing operations before interest, taxes and minority interest	339,989	173,742	187,141
Interest expense	121,647	74,876	41,200
Interest income	(2,635)	(10,482)	(6,277)

Income from continuing operations before taxes and minority interest	220,977	109,348	152,218
Taxes on income from continuing operations	52,169	122,767	32,919

Income (loss) from continuing operations before minority interest	168,808	(13,419)	119,299
Minority interest in consolidated subsidiaries, net of tax	34,828	28,949	23,211

Income (loss) from continuing operations	133,980	(42,368)	96,088

Operating (loss) income from discontinued operations (including net (loss) gain on disposal of $(8,238), $299,456 and $182 respectively)	(8,238)	349,917	64,580
Taxes on income from discontinued operations	5,968	161,065	21,238

(Loss) income from discontinued operations	(14,206)	188,852	43,342

Net income	$119,774	$146,484	$139,430

Earnings (losses) per share:
Basic:
Income (loss) from continuing operations	$3.38	$(1.08)	$2.42
(Loss) income from discontinued operations	$(0.36)	$4.81	$1.09

Net income	$3.03	$3.73	$3.51

Diluted:
Income (loss) from continuing operations	$3.36	$(1.08)	$2.40
(Loss) income from discontinued operations	$(0.36)	$4.81	$1.08

Net income	$3.01	$3.73	$3.49

Weighted average common shares outstanding:
Basic	39,584	39,259	39,760
Diluted	39,832	39,259	39,988

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Dollars and shares in thousands)

ASSETS
Current assets
Cash and cash equivalents	$107,275	$201,342
Accounts receivable, net	311,908	341,963
Inventories, net	424,653	419,188
Prepaid expenses	21,373	31,051
Income taxes receivable	17,958	—
Deferred tax assets	66,009	12,025
Assets held for sale	8,210	4,241

Total current assets	957,386	1,009,810
Property, plant and equipment, net	374,292	430,976
Goodwill	1,474,123	1,502,256
Intangibles and other assets, net	1,090,852	1,211,172
Investments in affiliates	28,105	26,594
Deferred tax assets	1,986	7,189

Total assets	$3,926,744	$4,187,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$5,195	$5,800
Current portion of long-term borrowings	103,658	137,557
Accounts payable	139,677	133,654
Accrued expenses	125,183	154,050
Payroll and benefit-related liabilities	83,129	84,251
Derivative liabilities	27,370	4,380
Accrued interest	26,888	26,060
Income taxes payable	12,613	85,805
Deferred tax liabilities	2,227	21,733

Total current liabilities	525,940	653,290
Long-term borrowings	1,437,538	1,540,902
Deferred tax liabilities	324,678	379,467
Pension and postretirement benefit liabilities	169,841	78,910
Other liabilities	182,864	164,402

Total liabilities	2,640,861	2,816,971

Minority interest in equity of consolidated subsidiaries	39,428	42,183
Commitments and contingencies (See Note 15)
Shareholders’ equity
Common shares, $1 par value Issued: 2008 — 41,995 shares; 2007 — 41,794 shares	41,995	41,794
Additional paid-in capital	268,263	252,108
Retained earnings	1,182,906	1,118,053
Accumulated other comprehensive income	(108,202)	56,919

	1,384,962	1,468,874
Less: Treasury stock, at cost	138,507	140,031

Total shareholders’ equity	1,246,455	1,328,843

Total liabilities and shareholders’ equity	$3,926,744	$4,187,997

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$119,774	$146,484	$139,430
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	14,206	(188,852)	(43,342)
Depreciation expense	64,986	50,958	47,023
Amortization expense of intangible assets	46,232	20,856	10,939
Amortization expense of deferred financing costs	5,330	6,946	1,332
In-process research and development charge	—	30,000	—
Stock-based compensation	8,643	7,515	5,858
(Gain) loss on sales of businesses and assets	(296)	1,110	732
Impairment of long-lived assets	10,399	6,912	8,444
Impairment of goodwill	—	18,896	1,003
Deferred income taxes	(29,496)	83,154	(2,792)
Minority interest in consolidated subsidiaries	34,828	28,949	23,211
Other	12,751	6,898	960
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	2,849	5,399	30,619
Inventories	(20,881)	62,449	5,014
Prepaid expenses	5,561	(455)	(8,106)
Accounts payable and accrued expenses	7,939	9,473	(16,111)
Income taxes payable	(106,037)	(13,604)	(5,751)

Net cash provided by operating activities from continuing operations	176,788	283,088	198,463

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	92,897	1,620,000	—
Reduction in long-term borrowings	(226,687)	(463,391)	(55,031)
Payments of debt issuance and amendment costs	(656)	(21,565)	—
(Decrease) increase in notes payable and current borrowings	(492)	1,321	(59,912)
Proceeds from stock compensation plans	7,955	24,171	11,952
Payments to minority interest shareholders	(37,979)	(21,259)	(129)
Purchases of treasury stock	—	—	(93,552)
Dividends	(53,047)	(48,929)	(44,096)

Net cash (used in) provided by financing activities from continuing operations	(218,009)	1,090,348	(240,768)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(39,267)	(44,734)	(40,772)
Payments for businesses and intangibles acquired, net of cash acquired	(6,083)	(2,174,517)	(37,370)
Proceeds from sales of businesses and assets	8,464	702,314	3,644
(Investments in) proceeds from affiliates	(2,565)	(5,554)	2,597
Working capital payment for divested business	—	—	(6,029)

Net cash used in investing activities from continuing operations	(39,451)	(1,522,491)	(77,930)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(5,619)	110,500	146,199
Net cash used in financing activities	—	(4,889)	(9,337)
Net cash used in investing activities	—	(17,104)	(22,578)

Net cash (used in) provided by discontinued operations	(5,619)	88,507	114,284

Effect of exchange rate changes on cash and cash equivalents	(7,776)	13,481	14,824

Net (decrease) increase in cash and cash equivalents	(94,067)	(47,067)	8,873
Cash and cash equivalents at the beginning of the year	201,342	248,409	239,536

Cash and cash equivalents at the end of the year	$107,275	$201,342	$248,409

Cash interest paid	$113,892	$53,650	$40,206

Income taxes paid	$206,369	$67,191	$65,151

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock			Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Total	Income
	(Dollars and shares in thousands, except per share)

Balance at December 25, 2005	41,123	$41,123	$204,550	$939,335	$6,614	766	$(49,548)	$1,142,074
Net income				139,430				139,430	$139,430
Cash dividends ($1.105 per share)				(44,096)				(44,096)
Financial instruments marked to market, net of tax of $753					1,234			1,234	1,234
Cumulative translation adjustment					47,468			47,468	47,468
Minimum pension liability adjustment, net of tax of $4,256					(8,117)			(8,117)	(8,117)

Comprehensive income									$180,015

Adoption of SFAS No. 158, net of tax of $10,514					(17,164)			(17,164)
Shares issued under compensation plans	241	241	19,059			(38)	2,497	21,797
Deferred compensation						(9)	347	347
Purchases of treasury stock						1,627	(93,552)	(93,552)

Balance at December 31, 2006	41,364	$41,364	$223,609	$1,034,669	$30,035	2,346	$(140,256)	$1,189,421
Net income				146,484				146,484	$146,484
Cash dividends ($1.245 per share)				(48,929)				(48,929)
Financial instruments marked to market, net of tax of $5,011					(8,176)			(8,176)	(8,176)
Cumulative translation adjustment (“CTA”)					73,199			73,199	73,199
Reclassification of CTA to gain					(50,898)			(50,898)	(50,898)
Pension liability adjustment, net of tax of $1,020					12,759			12,759	12,759

Comprehensive income									$173,368

Shares issued under compensation plans	430	430	28,973			(6)	221	29,624
Adoption of FIN No. 48				(14,171)				(14,171)
Deferred compensation			(474)			3	4	(470)

Balance at December 31, 2007	41,794	$41,794	$252,108	$1,118,053	$56,919	2,343	$(140,031)	$1,328,843
Net income				119,774				119,774	$119,774
Split-dollar life insurance arrangements adjustment				(1,874)				(1,874)	(1,874)
Cash dividends ($1.34 per share)				(53,047)				(53,047)
Financial instruments marked to market, net of tax of $(12,896)					(24,406)			(24,406)	(24,406)
Cumulative translation adjustment					(68,179)			(68,179)	(68,179)
Pension liability adjustment, net of tax of $(36,557)					(72,536)			(72,536)	(72,536)

Comprehensive income									$(47,221)

Shares issued under compensation plans	201	201	16,155			(24)	1,192	17,548
Deferred compensation						(8)	332	332

Balance at December 31, 2008	41,995	$41,995	$268,263	$1,182,906	$(108,202)	2,311	$(138,507)	$1,246,455

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

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

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents:  All highly liquid debt instruments with an original maturity of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates their current market value.

Accounts receivable:  Accounts receivable represents amounts due from customers related to the sale of products and provision of services. An allowance for doubtful accounts is maintained and represents the Company’s estimate of probable losses on realization of the full receivable. The allowance is provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for doubtful accounts was $8.7 million and $7.0 million as of December 31, 2008 and December 31, 2007, respectively.

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

Goodwill and other intangible assets:  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually or more frequently if events or changes in

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances indicate the carrying value may not be recoverable. Impairment losses, if any, are recorded as part of income from operations. The goodwill impairment test is applied to each of the Company’s reporting units. For purposes of this assessment, a reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculated fair values of the various reporting units using equal weighting of two methods; one which estimates the discounted cash flows (“DCF”) of each of the reporting units based on projected earnings in the future (the Income Approach) and one which is based on sales of similar assets in actual transactions (the Market Approach). If the reporting unit carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amounts.

The Company performs its annual impairment test of its recorded goodwill and indefinite-lived intangible assets in the fourth quarter each year unless interim indications of impairment exist. In 2008, following the process described in the preceding paragraph, certain trade names in the Commercial Segment were determined to be impaired by $0.8 million. In 2007, an impairment charge of $18.9 million was made to goodwill.

Intangible assets consisting of intellectual property, customer lists and distribution rights are being amortized over their estimated useful lives, which are as follows: intellectual property 3 to 20 years, customer lists 5 to 30 years, distribution rights 3 to 22 years. The weighted average amortization period is 15 years. Tradenames of $326 million are considered indefinite lived. The Company continually evaluates the reasonableness of the useful lives of these assets. During 2007, the company terminated certain contractual relationships that resulted in an impairment charge of $2.5 million which is included in restructuring and other impairment charges.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-based compensation:  The Company estimates the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense is measured using a multiple point Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option.

Share-based compensation expense for 2008, 2007 and 2006 was $8.7 million, $7.5 million and $6.8 million, respectively and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2008, 2007 and 2006 was $2.1 million, $1.5 million and $1.4 million, respectively.

As of December 31, 2008, unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $4.7 million, which is expected to be recognized over a weighted-average period of 1.75 years. Unamortized share-based compensation cost related to non-vested shares (restricted stock), net of expected forfeitures, was $6.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Share-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period less estimated forfeitures. Share-based compensation expense recognized in 2006, 2007 and 2008 included compensation expense for (1) share-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) share-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant. Management reviews and revises the estimate of forfeitures for all share-based awards on a quarterly basis based on management’s expectation of the awards that will ultimately vest to minimize fluctuations in share-based compensation expense. In 2008, the Company issued 164,818 non-vested shares (restricted stock) the majority of which vest in three years (cliff vesting).

Income taxes:  The provision for income taxes is determined using the asset and liability approach of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently re-invested.

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

Restructuring costs:  Restructuring costs, which include termination benefits, facility closure costs, contract termination costs and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs include the terms that may be negotiated to exit certain contractual obligations and the timing of employees leaving the company.

Revenue recognition:  The Company recognizes revenues from product sales, including sales to distributors, or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. This generally occurs when products are shipped, when services are rendered or upon customers’ acceptance.

Revenues from product sales, net of estimated returns and other allowances based on historical experience and current trends, are recognized upon shipment of products to customers or distributors. Net revenues from services provided are recognized as the services are rendered and comprised 6.5%, 9.9% and 10.7% of net revenues in 2008, 2007 and 2006, respectively.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications:  Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation including the reclassification of $41.8 million of borrowings under the revolving credit agreement from current borrowings to long-term borrowings. Certain financial information is presented on a rounded basis, which may cause minor differences.

Note 2 — New accounting standards

Split-Dollar Life Insurance Arrangements:  In March 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) for Issue 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance for determining when a liability exists for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The Company adopted the requirements of EITF 06-10 on January 1, 2008, as a change in accounting principle through a cumulative-effect adjustment that reduced retained earnings by approximately $1.9 million. The adjustment was determined by assessing the future cash flows of the premiums that were paid to date as of December 31, 2007 that the Company is entitled to recover under the split-dollar life insurance arrangements, resulting in a reduction of other assets by $1.9 million. The Company stopped making premium payments on these policies in 2003. In the fourth quarter of 2008, the Company resumed making premium payments for one of the five participants under these programs and recorded a liability of $0.3 million.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 with respect to financial assets and financial liabilities. As of January 1, 2009, the Company adopted the provisions of SFAS No. 157 with respect to non-financial assets and liabilities under FSP 157-2 and this adoption did not have a material impact on the Company’s financial position, results of operations and cash flows.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective upon issuance and did not have a material impact on the Company’s fair value of financial assets as a result of the adoption of FSP 157-3. Refer to Note 14 for additional information on fair value measurements.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Hierarchy of Generally Accepted Accounting Principles:  In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 became effective on November 15, 2008, 60 days after the Securities and Exchange Commission’s (“SEC”) approved the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company adopted SFAS No. 162 upon the statement’s effective date.

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

Determination of the Useful Life of Intangible Assets:  In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The application of FSP FAS 142-3 did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption; however, future transactions entered into by the Company will need to be evaluated under the requirements of this FSP.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities:  In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public entities (enterprises) to provide additional disclosures that are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP 140-4 and FIN 46(R)-8 is effective for the first reporting period (interim or annual) ending after December 15, 2008, accordingly the Company has adopted the disclosure requirements of FSP 140-4 and FIN 46(R)-8 beginning in its annual reporting period ending December 31, 2008. Refer to Note 15 for additional information regarding our accounts receivable securitization program.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company financed the all cash purchase price and related transaction costs associated with the Arrow acquisition, and the repayment of substantially all of Arrow’s outstanding debt with $1,672.0 million from borrowings under a new senior secured syndicated bank loan and proceeds received through the issuance of privately placed notes (see Note 8 “Borrowings”) and cash on hand of approximately $433.5 million.

The acquisition of Arrow was accounted for under the purchase method of accounting. As such, the cost to acquire Arrow was allocated to the respective assets and liabilities acquired based on their preliminary estimated fair values as of the closing date.

The following table summarizes the purchase price allocation of the cost to acquire Arrow based on the fair values as of October 1, 2007:

(Dollars in
millions)

Assets
Current assets	$400.8
Property, plant and equipment	184.1
Intangible assets	930.4
Goodwill	1,038.3
Other assets	51.2

Total assets acquired	$2,604.8

Less:
Current liabilities	$121.4
Deferred tax liabilities	327.3
Other long-term liabilities	52.1

Liabilities assumed	$500.8

Net assets acquired	$2,104.0

The Company has finalized its allocation of the initial purchase price as of the acquisition date.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain assets acquired in the Arrow merger qualify for recognition as intangible assets apart from goodwill in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The estimated fair value of intangible assets acquired included customer related intangibles of $497.7 million, trade names of $249.0 million and purchased technology of $153.4 million. Customer related intangibles have a useful life of 25 years and purchased technology have useful lives ranging from 7-15 years. Trade names have an indefinite useful life. A portion of the purchase price allocation, $30 million, representing in-process research and development was deemed to have no future alternative use and was charged to expense as of the date of the combination. Goodwill is not deductible for tax purposes.

The amount of the purchase price allocated to the acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. If the products are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

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

The most significant purchased set of in-process technologies relates to the CVC Product Family for which the Company has estimated a value of $25 million. The projects included in this product family’s in-process technology include the Hi-C Project, PICC Triple Lumen, Antimicrobial PICC, and certain Catheter Tip Positioning Technology.

The remaining purchased set of in-process technologies relates to the Specialty Care Product Family for which the Company has estimated a value of $5 million. The projects included in this product family’s in-process technology include the Ethanol Lock Program and Antimicrobial CHDC.

The Company continues to evaluate certain of these projects for their feasibility and alignment with the Company’s core strategic objectives.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information for the years ended December 31, 2007 and 2006 gives effect to the Arrow merger as if it was completed at the beginning of each of the respective periods:

	2007	2006
	(Dollars in thousands, except per share amounts)

Net revenue	$2,323.3	$2,181.6
Income from continuing operations	$(84.6)	$(5.4)
Net income	$104.2	$37.9
Basic earnings per common share:
Income from continuing operations	$(2.16)	$(0.14)
Net income	$2.65	$0.95
Diluted earnings per common share:
Income from continuing operations	$(2.16)	$(0.14)
Net income	$2.65	$0.95
Weighted average common shares outstanding:
Basic	39,259	39,760
Diluted	39,259	39,760

The unaudited pro forma combined financial information presented above includes special charges in both periods for the $35.8 million inventory step-up, the $30.0 million in-process research and development write-off that was charged to expense as of the date of the combination and the $1.0 million financing costs paid to third parties for the amended notes. In addition, the 2007 pro forma combined financial information includes a discrete income tax charge of approximately $91.8 million in connection with funding the acquisition of Arrow related to the Company’s repatriation of cash from foreign subsidiaries. See Note 12 — Income taxes for more information concerning the repatriation of cash.

Integration of Arrow

In connection with the acquisition of Arrow, the Company formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. The Company finalized its estimate of the costs to implement the plan in the fourth quarter of 2008, which resulted in a net $8.5 million reduction of the costs to implement the plan that was charged to goodwill and changed the allocation of the purchase price. The reduction in the reserve principally resulted from the Company’s ability to re-negotiate certain foreign distribution agreements that were originally deemed to be contract termination costs, fewer people taking relocation packages than was originally estimated, lower employee and lease termination costs and an overall finalization of the plan for amounts different than originally estimated. In some instances, the Company changed the focus of the original plan from an Arrow facility to a Teleflex facility which resulted in an increase in future estimated restructuring expenses (see Note 4 “Restructuring”).

The Company recognized an aggregate amount of $31.6 million as a liability assumed in the acquisition of Arrow, and included in the allocation of the purchase price, for the estimated costs to carry out the integration plan. Of this amount, $18.4 million related to employee termination costs, $4.3 million related to facility

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closures and $8.9 million related to termination of certain distribution agreements, and other actions. Set forth below is the activity in the integration cost accrual from October 2007 (date of acquisition) through December 31, 2008:

	Involuntary Employee	Facility	Contract	Other
	Termination Benefits	Closure Costs	Termination Costs	Integration Costs	Total
	(Dollars in millions)

Balance at acquisition	$18.4	$3.6	$9.6	$—	$31.6
Cash payments	(3.6)	—	—	—	(3.6)
Balance at December 31, 2007	14.8	3.6	9.6	—	28.0
Cash payments	(6.6)	(1.1)	(1.7)	(0.3)	(9.7)
Adjustments to reserve	(4.2)	(1.9)	(3.4)	1.0	(8.5)
Foreign currency translation	0.3	0.2	0.3	—	0.8

Balance at December 31, 2008	$4.3	$0.8	$4.8	$0.7	$10.6

It is anticipated that a majority of these costs will be paid in 2009; however, some portions of the contract termination costs for leased facilities may extend to 2013.

In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company expects to take actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4 “Restructuring” and such costs incurred will be charged to earnings and included in “restructuring and other impairment costs” within the consolidated statement of income.

Acquisition of Nordisk Aviation Products

In November 2007, the company acquired Nordisk Aviation Products a.s. (Nordisk), a world leader in developing, supplying and servicing containers and pallets for air cargo, for approximately $32 million. The results of Nordisk are included in the Company’s Aerospace Segment. Revenues in 2007 were $11 million.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Restructuring

The amounts recognized in restructuring and other impairment charges for 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
	(Dollars in thousands)

2008 Commercial Segment program	$1,930	$—	$—
2007 Arrow integration program	21,145	916	—
2006 restructuring program	901	3,437	2,951
Aerospace Segment restructuring activity	—	—	609
2004 restructuring and divestiture program	—	675	10,382
Aggregate impairment charges — investments and certain fixed assets	3,725	6,324	7,378

Restructuring and other impairment charges	$27,701	$11,352	$21,320

2008 Commercial Segment Program

In December 2008, the Company began certain restructuring initiatives with respect to the Company’s Commercial Segment. These initiatives involve the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities in North America and Europe. The Company has determined to undertake these initiatives as a means to address an expected continuation of weakness in the marine and industrial markets.

For 2008, the charges associated with the Commercial Segment restructuring program that were included in restructuring and other impairment charges during the fourth quarter of 2008 are as follows:

2008
Commercial
(Dollars in
thousands)

Termination benefits	$444
Asset impairments	1,486

$1,930

As of December 31, 2008, $0.4 million of the termination benefits remained in accrued restructuring expenses.

As of December 31, 2008, the Company expects to incur the following restructuring expenses associated with the 2008 Commercial Segment restructuring program over the next twelve months:

(Dollars in
millions)

Termination benefits	$2.8 — 3.1
Facility closure costs	0.2 — 1.0
Contract termination costs	0.3 — 0.4

$3.3 — 4.5

2007 Arrow Integration Program

In connection with the acquisition of Arrow, the Company formulated a plan related to the integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

North America, Europe and Asia. This aspect of the integration plan is explained in Note 3 “Acquisitions” under Integration of Arrow. In as much as the actions affect employees and facilities of Arrow, the resultant costs have been included in the allocation of the purchase price of Arrow.

Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in “restructuring and impairment costs” within the consolidated statement of operations. The charges associated with the employees and facilities of Teleflex that were included in restructuring and other impairment charges during 2008 are as follows:

	Medical
	2008	2007
	(Dollars in thousands)

Termination benefits	$13,502	$916
Facility closure costs	870	—
Contract termination costs	1,092	—
Asset impairments	5,188	—
Other restructuring costs	493	—

	$21,145	$916

At December 31, 2008, the accrued liability associated with the 2007 Arrow integration program consisted of the following:

	Balance at				Balance at
	December 31,	Subsequent			December 31,
	2007	Accruals	Payments	Translation	2008
	(Dollars in thousands)

Termination benefits	$606	$13,502	$(6,001)	$(292)	$7,815
Facility closure costs	—	870	(229)	(40)	601
Contract termination costs	—	1,092	(1,092)	—	—
Other restructuring costs	—	493	(318)	(16)	159

	$606	$15,957	$(7,640)	$(348)	$8,575

As of December 31, 2008, the Company expects to incur the following restructuring expenses associated with the 2007 Arrow integration program in its Medical Segment over the next two years:

(Dollars in
millions)

Termination benefits	$7.5 — 8.5
Facility closure costs	1.2 — 1.7
Contract termination costs	9.2 — 10.5
Other restructuring costs	0.1 — 0.3

$18.0 — 21.0

2006 Restructuring Program

In June 2006, the Company began certain restructuring initiatives that affected all three of the Company’s reporting segments. These initiatives involved the consolidation of operations and a related reduction in workforce at several of the Company’s facilities in Europe and North America. The Company has determined to

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undertake these initiatives as a means to improving operating performance and to better leverage the Company’s existing resources.

For 2008 and 2007, the charges associated with the 2006 restructuring program by segment that were included in restructuring and other impairment charges are as follows:

2008
Medical
(Dollars in
thousands)

Termination benefits	$589
Contract termination costs	312

$901

	2007
	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Termination benefits	$1,354	$329	$81	$1,764
Contract termination costs	408	377	(42)	743
Asset impairments	—	592	—	592
Other restructuring costs	46	35	257	338

	$1,808	$1,333	$296	$3,437

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities in the Company’s Commercial Segment. Other restructuring costs include expenses primarily related to the consolidation of operations and the reorganization of administrative functions. As of December 31, 2008 the Company does not expect to incur additional restructuring expenses associated with the 2006 restructuring program.

At December 31, 2008, the accrued liability associated with the 2006 restructuring program consisted of the following, with the component for termination benefits due within twelve months and the component for contract termination costs associated with leased facilities extending to 2011:

	Balance at			Balance at
	December 31,	Subsequent		December 31,
	2007	Accruals	Payments	2008
	(Dollars in thousands)

Termination benefits	$1,217	$589	$(1,668)	$138
Contract termination costs	561	312	(387)	486

	$1,778	$901	$(2,055)	$624

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at				Balance at
	December 31,	Subsequent			December 31,
	2006	Accruals	Payments	Dispositions	2007
	(Dollars in thousands)

Termination benefits	$3,406	$1,764	$(2,036)	$(1,917)	$1,217
Contract termination costs	95	743	(274)	(3)	561
Other restructuring costs	4	338	(338)	(4)	—

	$3,505	$2,845	$(2,648)	$(1,924)	$1,778

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

For 2007 and 2006, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program by segment that are included in restructuring and impairment charges were as follows:

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

As of December 31, 2008, the Company does not expect to incur additional restructuring expenses associated with the 2004 restructuring and divestiture program. The accrued liability at December 31, 2008 and December 31, 2007 was nominal.

Impairment Charges

During the fourth quarter of 2008, the following events took place:

•	Charges of $2.7 million were recorded in the fourth quarter of 2008 related to five of our minority held investments due to deteriorating economic conditions.

•	The Company recorded a $0.8 million impairment of an intangible asset in the Commercial Segment that was identified during the annual impairment testing process.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	An asset classified as held for sale was determined to be impaired and a $0.2 million impairment charge was recognized.

•	Restructuring charges includes asset impairment charges of $1.5 million in the Commercial Segment for facilities that are involved in the new restructuring program and $5.2 million in the Medical Segment related to facilities that were reclassified to held for sale as of the fourth quarter of 2008.

During the fourth quarter of 2007, the following events took place:

•	The majority investors in two of the Company’s minority held investments notified the Company of plans to sell these companies at amounts that are below the Company’s carrying value. Accordingly, the Company recorded an other than temporary decline in value of $2.3 million related to these investments.

•	The Company signed a letter of intent to sell its ownership interest in one of its variable interest entities at a selling price that is below the Company’s carrying value. Accordingly, the Company recorded an impairment charge of $3.8 million, of which $2.5 million related to the impairment of goodwill.

•	The Company terminated certain contractual relationships in the Commercial Segment. As a result, intangible assets, were determined to be impaired, resulting in a $2.5 million impairment charge.

•	An asset reclassified to held for sale was determined to be impaired and a $0.3 million impairment charge was recognized.

During 2006, the Company determined there was an other than temporary decline in value in three minority held investments and certain fixed assets were impaired. Accordingly, the Company recorded an aggregate charge of $7.4 million, which is included in restructuring and other impairment charges.

Note 5 — Inventories

Inventories at year end consisted of the following:

	2008	2007
	(Dollars in thousands)

Raw materials	$185,270	$179,560
Work-in-process	55,618	61,912
Finished goods	221,281	213,631

	462,169	455,103
Less: Inventory reserve	(37,516)	(35,915)

Inventories	$424,653	$419,188

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Property, plant and equipment

The major classes of property, plant and equipment, at cost, at year end are as follows:

	2008	2007
	(Dollars in thousands)

Land, buildings and leasehold improvements	$246,960	$260,936
Machinery and equipment	414,898	392,872
Computer equipment and software	79,770	76,076
Construction in progress	18,400	54,447

	760,028	784,331
Less: Accumulated depreciation	(385,736)	(353,355)

Property, plant and equipment, net	$374,292	$430,976

Note 7 — Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by reporting segment, for 2008 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Goodwill at December 31, 2007	$1,452,894	$6,317	$43,045	$1,502,256
Adjustments(1)	(3,522)	—	—	(3,522)
Translation adjustment	(20,693)	—	(3,918)	(24,611)

Goodwill at December 31, 2008	$1,428,679	6,317	39,127	1,474,123

(1)	Goodwill adjustments relate primarily to the finalization of the purchase price allocation for the Arrow acquisition.

Intangible assets at year end consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2008	2007	2008	2007
	(Dollars in thousands)

Customer lists	$553,786	$568,701	$48,311	$23,643
Intellectual property	221,549	229,325	53,437	39,100
Distribution rights	26,833	28,139	16,422	16,437
Trade names	333,495	338,834	875	311

	$1,135,663	$1,164,999	$119,045	$79,491

Amortization expense related to intangible assets was $46.2 million, $20.9 million, and $10.9 million for 2008, 2007 and 2006, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)

2009	$45,700
2010	45,600
2011	45,200
2012	45,100
2013	42,900

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Borrowings

The components of long-term debt are as follows:

	2008	2007
	(Dollars in thousands)

Senior Credit Facility:
Term loan facility, at an average rate of 4.2%, due 10/1/2012	$919,620	$1,035,200
2007 Notes:
7.62% Series A Senior Notes, due 10/1/2012	130,000	130,000
7.94% Series B Senior Notes, due 10/1/2014	40,000	40,000
Floating Rate Series C Senior Notes, due 10/1/2012	26,600	26,600
2004 Notes:
7.66% Series 2004-1 Tranche A Senior Notes due 7/8/2011	145,000	145,000
8.14% Series 2004-1 Tranche B Senior Notes due 7/8/2014	96,500	96,500
8.46% Series 2004-1 Tranche C Senior Notes due 7/8/2016	90,100	90,100
2002 Notes:
7.82% Senior Notes due 10/25/2012	50,000	50,000
Term loan note, non-U.S. dollar denominated, at a rate of 5.8%	—	16,944
Revolving credit at an average interest rate of 3.03%, due 2012	36,779	41,772
Other debt and mortgage notes, at interest rates ranging from 1% to 8%	6,597	6,343

	1,541,196	1,678,459
Current portion of borrowings	(103,658)	(137,557)

	$1,437,538	$1,540,902

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

In connection with the acquisition, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto, (the “Senior Credit Facility”). The Senior Credit Facility provides for a five-year term loan facility of $1.4 billion and a five-year revolving line of credit facility of

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$400 million, both of which carried initial interest rates of LIBOR plus a spread of 150 basis points. The spread is subject to adjustment based upon the Company’s leverage ratio. At December 31, 2008, the spread over LIBOR was 125 basis points. The Company also executed an interest rate swap for $600 million of the term loan from a floating 3 month U.S. dollar LIBOR rate to a fixed rate of 4.75%. The swap amortizes down to a notional value of $350 million at maturity in 2012. The obligations under the Senior Credit Facility are obligations of the Company and substantially all of its material wholly-owned domestic subsidiaries of the Company and are secured by a pledge of shares of certain of the Company’s domestic and foreign subsidiaries.

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

The interest rates payable on the amended notes were also modified in connection with the foregoing transactions. Effective October 1, 2007, (a) the 2004 Notes will bear interest on the outstanding principal amount at the following rates: (i) 7.66% in respect of the Series 2004-1 Tranche A Senior Notes due 2011; (ii) 8.14% in respect of the Series 2004-1 Tranche B Senior Notes due 2014; and (iii) 8.46% in respect of the Series 2004-1 Tranche C Senior Notes due 2016; and (b) the 2002 Notes will bear interest on the outstanding principal amount at the rate of 7.82% per annum. Interest rates on the amended notes are subject to reduction based on positive performance by the Company relative to certain financial ratios.

The Senior Credit Facility and the agreements with the holders of the senior notes contain covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Under the most restrictive of these provisions, on an annual basis $99 million of retained earnings was available for cash dividends and stock repurchases The Senior Credit Facility and the senior note agreements also require the Company to maintain certain consolidated leverage and interest coverage ratios. Currently, the Company is required to maintain a consolidated leverage ratio (defined in the Senior Credit Facility as “Consolidated Leverage Ratio”) of not more than 4.0 to 1 and an interest coverage ratio (defined in the Senior Credit Facility as “Consolidated Interest Coverage Ratio”) of not less than 3.5 to 1. As of December 31, 2008, the Company was in compliance with the terms of the Senior Credit Facility and the senior notes.

At December 31, 2008, the Company borrowed $36.8 million under its revolving line of credit. The Company has approximately $356 million available in committed financing through the Senior Credit Facility.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount reported in the consolidated balance sheet as of December 31, 2008 for long-term debt is $1,541.2 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,442.4 million at December 31, 2008. The Company’s implied credit rating is a factor in determining the market interest yield curve.

Notes payable at December 31, 2008 consists of demand loans due to banks of $5.2 million borrowed at an average interest rate of 7.21%.

The aggregate amounts of notes payable and long-term debt maturing are as follows:

(Dollars in
thousands)

2009	$108,853
2010	102,258
2011	247,221
2012	856,459
2013 and thereafter	231,600

Note 9 — Financial instruments

The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps for exposure to interest rate changes. These cash flow hedges are recorded on the balance sheet at fair market value and subsequent changes in value are recognized in the statement of income or as part of comprehensive income net of tax. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. Approximately $16.0 million of the amount in accumulated other comprehensive income at December 31, 2008 would be reclassified as expense to the statement of income during 2009 should foreign currency exchange rates and interest rates remain at December 31, 2008 levels.

The following table provides financial instruments activity included as part of accumulated other comprehensive income, net of tax:

	2008	2007
	(Dollars in thousands)

Amount at beginning of year	$(8,925)	$(749)
Additions and revaluations	(29,907)	(3,325)
Clearance of hedge results to income	5,856	(4,851)
Tax rate adjustment	(355)	—

Amount at end of year	$(33,331)	$(8,925)

During 2008, revaluations of our interest rate swap resulted in a $23.4 million decrease to other comprehensive income. The decrease is due to a reduction in the benchmark interest rate — 3 month USD Libor. Additions and revaluations of our forward rate contracts contributed approximately $6.5 million to the decrease in other comprehensive income.

Note 10 — Shareholders’ equity

The authorized capital of the Company is comprised of 200 million common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through December 31, 2008, no shares have been purchased under this Board authorization.

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

	2008	2007	2006
	(Shares in thousands)

Basic shares	39,584	39,259	39,760
Dilutive shares assumed issued	248	—	228

Diluted shares	39,832	39,259	39,988

Weighted average stock options of 1,022 thousand, 1,780 thousand and 406 thousand were antidilutive and therefore not included in the calculation of earnings per share for 2008, 2007 and 2006, respectively.

Accumulated other comprehensive income at year end consisted of the following:

	2008	2007
	(Dollars in thousands)

Financial instruments marked to market, net of tax	$(33,331)	$(8,925)
Cumulative translation adjustment	27,779	95,958
Defined benefit pension and postretirement plans, net of tax	(102,650)	(30,114)

Accumulated other comprehensive income	$(108,202)	$56,919

Note 11 — Stock compensation plans

The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock units to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. Outstanding restricted stock units generally vest in one to three years. In 2008, the Company granted incentive and non-qualified options to purchase 394,381 shares of common stock and granted restricted stock units representing 164,818 shares of common stock under the 2000 plan. As of December 31, 2008, 363,998 shares were available for future grant under the 2000 plan.

The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan will have an exercise price equal to the closing price of the Company’s common stock on the date of grant. The 2008 plan was approved by the Company’s stockholders on May 1, 2008 at the Company’s annual meeting of stockholders. In 2008, no awards were granted under the 2008 plan.

The Company estimates the fair value of stock-based awards on the date of grant using an option pricing model. Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in 2006, 2007 and 2008 included compensation expense for (1) stock-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation expense for the stock-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized for fiscal 2006, 2007 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management reviews and revises the estimate of forfeitures for all graded (annual vesting tranches) share-based awards on a quarterly basis based on management’s expectation of the awards that will ultimately vest to minimize fluctuations in share-based compensation expense. In 2008, the Company issued 164,818 non-vested shares (restricted stock) the majority of which vest in three years (cliff vesting).

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value for options granted in 2008, 2007 and 2006 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2008	2007	2006

Risk-free interest rate	3.18%	4.67%	4.44%
Expected life of option	4.54 yrs.	4.53 yrs.	4.46 yrs.
Expected dividend yield	2.03%	1.74%	1.57%
Expected volatility	26.32%	23.92%	23.36%

The fair value for non-vested shares is estimated at the date of grant based on the market rate on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period.

The Company applied FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The following table summarizes the option activity as of December 31, 2008 and changes during the year then ended:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life In Years	Value
				(Dollars in thousands)

Outstanding, beginning of the year	1,780,274	$54.76
Granted	394,381	56.57
Exercised	(206,705)	43.36
Forfeited or expired	(129,642)	58.25

Outstanding, end of the year	1,838,308	$56.18	6.6	$3,209

Exercisable, end of the year	1,177,883	$53.44	5.6	$3,209

The weighted average grant-date fair value was $12.12, $15.48 and $14.24 for options granted during 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised was $2.5 million, $11.2 million and $4.5 million during 2008, 2007 and 2006, respectively.

The Company recorded $4.6 million of expense related to the portion of these shares that vested during 2008, which is included in selling, engineering and administrative expenses.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the non-vested (restricted stock) activity as of December 31, 2008 and changes during the year then ended:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Non-Vested	Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Life In Years	Value
				(Dollars in thousands)

Outstanding, beginning of the year	61,209	$68.82
Granted	164,818	56.83
Vested	(27,694)	64.34
Forfeited	(18,547)	61.20

Outstanding, end of the year	179,786	$59.31	1.9	$9,007

The weighted average grant-date fair value was $56.83, $68.82 and $67.18 for non-vested (restricted stock) granted during 2008, 2007 and 2006, respectively.

The Company recorded $4.1 million of expense related to the portion of these shares that vested during 2008, which is included in selling, engineering and administrative expenses.

Note 12 — Income taxes

The following table summarizes the components of the provision for income taxes from continuing operations:

	2008	2007	2006
	(Dollars in thousands)

Current:
Federal	$55,979	$(5,943)	$(24,424)
State	3,120	2,531	278
Foreign	52,660	40,725	37,881
Deferred:
Federal	(52,273)	94,858	31,098
State	(507)	18	27
Foreign	(6,810)	(9,422)	(11,941)

	$52,169	$122,767	$32,919

Taxes on income from continuing operations in 2008 were $52.2 million. In 2008, the Company repatriated foreign earnings upon which income taxes had been provided under APB 23 in 2007. The taxes were provided as a deferred tax liability in 2007 and became current in 2008 when the earnings were repatriated.

In 2007, the Company repatriated approximately $197 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions and changed its position with respect to certain previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. The change in the permanently reinvested treatment of the previously untaxed foreign earnings allows for future cash repatriations to be used to service debt. As a result of the change in its permanently reinvested position, the Company recorded a tax charge of approximately $91.8 million.

In 2007, the Company also completed the sale of two significant business units: 1) the precision-machined components business in the Aerospace segment, and 2) the automotive and industrial driver controls, motion systems and fluid handling systems business in the Commercial segment. These business units had income

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before taxes for 2007 of $50.5 million, which has been reported as part of discontinued operations, along with the related taxes on income of $15.5 million. The Company recorded gains on the sale of these business units of $299.5 million, along with the related taxes on the gain of $145.6 million. The gain and related taxes have also been reported as part of discontinued operations.

At December 31, 2008, the cumulative unremitted earnings of other subsidiaries outside the United States, considered permanently reinvested, for which no income or withholding taxes have been provided, approximated $587.5 million. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes and minority interest:

	2008	2007	2006
	(Dollars in thousands)

United States	$19,121	$(57,130)	$24,270
Other	201,856	166,478	127,948

	$220,977	$109,348	$152,218

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2008	2007	2006

Federal statutory rate	35.00%	35.00%	35.00%
Taxes foreign earnings	(9.44)%	(27.69)%	(14.68)%
Goodwill impairment	—	7.34%	—
State taxes net of federal benefit	(1.57)%	(1.33)%	1.08%
Change in permanent reinvestment position	—	84.40%	4.05%
Uncertain tax contingencies	3.27%	4.48%	1.10%
In process research and development charge	—	9.60%	—
Valuation allowance	2.35%	4.53%	1.78%
Canadian financing benefit	(3.01)%	(6.01)%	(9.94)%
Other, net	(3.00)%	1.95%	3.25%

	23.60%	112.27%	21.64%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax assets and liabilities at year end were as follows:

	2008	2007
	(Dollars in thousands)

Deferred tax assets:
Tax loss carryforwards	$62,697	$92,728
Accrued employee benefits	14,745	17,365
Tax credit carryforwards	17,495	12,555
Pension	63,166	14,061
Inventories	3,035	785
Bad debts	3,646	2,804
Reserves and accruals	13,576	31,280
Other	41,544	16,746
Less: valuation allowance	(57,881)	(68,526)

Total deferred tax assets	162,023	119,798

Deferred tax liabilities:
Fixed assets	45,965	48,587
Intangibles — stock acquisitions	329,436	344,317
Foreign exchange	138	(4,970)
Accrued expenses	—	6,356
Unremitted foreign earnings	45,395	107,495

Total deferred tax liabilities	420,934	501,785

Net deferred tax asset (liability)	$(258,911)	$(381,987)

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2008, the tax effect of such carry forwards approximated $80.2 million. Of this amount, $21.1 million has no expiration date, $3.7 million expires after 2008 but before the end of 2013 and $55.4 million expires after 2013. A substantial amount of these carryforwards consist of tax losses which were acquired in an acquisition by the Company in 2004. Therefore, the utilization of these tax attributes is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code. It is not expected that this annual limitation will prevent the Company from utilizing its carryforwards. The determination of state net operating loss carryforwards are dependent upon the U.S. subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of such carryforward.

The valuation allowance for deferred tax assets of $57.9 million and $68.5 million at December 31, 2008 and December 31, 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decrease in 2008 was primarily attributable to the deconsolidation of a variable interest entity, the ability to utilize state net operating losses after the merger of several medical subsidiaries, and the utilization of state net operating losses as a result of a one time shift in state apportionment factors following the GMS transaction in 2007.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Several foreign subsidiaries continue to operate under separate “tax holiday” arrangements as granted by certain foreign jurisdictions. The nature and extent of such arrangements vary and the benefits of such arrangements phase out in future years according to the specific terms and schedules as set forth by the particular taxing authorities having jurisdiction over the arrangements. The most significant arrangement expires in March 2015.

Uncertain Tax Positions:  On January 1, 2007, the Company adopted the provisions of FIN 48, and as a result of that adoption, the Company recognized a charge of $14.2 million to retained earnings. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

	2008	2007
	(Dollars in thousands)

Balance at January 1	$100,415	$66,116
Unrecognized tax benefits associated with subsidiary acquired October 1, 2007	—	15,278
Increase in unrecognized tax benefits related to prior years	19,255	12,969
Decrease in unrecognized tax benefits related to prior years	(3,384)	(1,248)
Unrecognized tax benefits related to the current year	9,746	11,137
Reductions in unrecognized tax benefits due to settlements	(3,113)	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5,113)	(3,739)
Decrease in unrecognized tax benefits attributable to subsidiary dispositions	—	(4,416)
(Decrease) increase in unrecognized tax benefits due to foreign currency translation	(3,139)	4,318

Balance at December 31	$114,667	$100,415

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate were $55.6 million and $36.2 million at December 31, 2008 and December 31, 2007 respectively. With the adoption of SFAS No. 141(R), effective for fiscal years beginning after December 15, 2008, certain unrecognized tax benefits that would not have an impact on the Company’s effective tax rate if realized (or re-measured) prior to the adoption of SFAS No. 141(R) will now have an impact on the Company’s effective tax rate if realized (or re-measured) after the adoption of SFAS No. 141(R). Subsequent to the adoption of FAS 141(R) (effective for the Company with its year beginning January 1, 2009) any expense or benefit associated with realizing (or re-measuring) the unrecognized tax benefit will be recorded as part of income tax expense.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of operations, and the corresponding liability is included within the FIN 48 liability in the consolidated balance sheets. The expense for interest (net of related tax benefits where applicable) and penalties reflected in income from continuing operations for the year ended December 31, 2008 was $3.0 million and $1.1 million respectively ($3.8 million and $1.4 million respectively for the year ended December 31, 2007). The corresponding liabilities in the consolidated balance sheets for interest and penalties were $14.4 million and $6.2 million respectively at December 31, 2008 ($11.3 million and $4.9 million at December 31, 2007).

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The taxable years that remain subject to examination by major tax jurisdictions are as follows:

	Beginning	Ending

United States	2000	2008
Canada	2004	2008
France	2006	2008
Germany	2003	2008
Italy	2003	2008
Singapore	2005	2008
Malaysia	2003	2008
Sweden	2003	2008
United Kingdom	2005	2008

The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As a result of the outcome of ongoing or future examinations, or due to the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2008. Based on the status of various examinations by the relevant federal, state, and foreign tax authorities, the Company anticipates that certain examinations may be concluded within the next twelve months of the reporting date of the Company’s consolidated financial statements, the most significant of which are in Germany, France, and the United States. Due to the potential for resolution of foreign and US examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next twelve months by a range of zero to $28 million.

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

The Company initiated the following steps in connection with its pension benefits:

•	Effective August 31, 2008, the Arrow Salaried plan, the Arrow Hourly plan and the Berks plan were merged into the Teleflex Retirement Income Plan (“TRIP”).

•	On October 31, 2008, the TRIP was amended to cease future benefit accruals for all non-bargained employees as of December 31, 2008. This resulted in a curtailment gain at the date of amendment of $1.2 million.

•	On December 15, 2008, the Company amended its Supplemental Executive Retirement Plans (“SERP”) for all executives to cease future benefit accruals as of December 31, 2008. This resulted in a curtailment gain of $0.4 million. In addition, the Company approved a plan to replace the non-qualified defined benefits provided under the SERP with a non-qualified defined contribution arrangement under the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Deferred Compensation Plan, effective January 1, 2009. This resulted in a transfer of a portion of the liability of $0.4 million to the Deferred Compensation Plan.

The Company initiated the following steps in connection with its postretirement benefits:

•	On October 31, 2008, the Company’s postretirement benefit plans were amended to eliminate future benefits for non-bargained employees who had not attained age 50 or whose age plus service was less than 65. This resulted in a reduction of the expected future working life of the plan participants and resulted in a nominal curtailment gain.

Net benefit cost for pension and postretirement benefit plans consisted of the following:

	Pension			Other Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)

Service cost	$4,634	$4,302	$3,607	$1,044	$548	$311
Interest cost	18,398	13,565	11,784	3,415	1,950	1,490
Expected return on plan assets	(22,009)	(16,441)	(12,553)	—	—	—
Net amortization and deferral	2,484	2,404	2,465	821	1,157	937
Curtailment credit	(1,610)	—	—	(51)	—	—

Net benefit cost	$1,897	$3,830	$5,303	$5,229	$3,655	$2,738

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.32%	5.46%	5.71%	6.45%	5.85%	5.75%
Rate of return	8.19%	8.33%	8.73%	—	—	—
Initial healthcare trend rate	—	—	—	8.5%	8.0%	9.0%
Ultimate healthcare trend rate	—	—	—	5.0%	4.5%	4.5%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information on the Company’s pension and postretirement benefit plans, measured as of year end, and the amounts recognized in the consolidated balance sheet and in accumulated other comprehensive income were as follows:

	Pension			Other Benefits
	2008	2007	2007	2008	2007
	Under Funded		Over Funded	Under Funded
	(Dollars in thousands)

Benefit obligation, beginning of year	$298,558	$233,399	$—	$45,703	$28,465
Service cost	4,634	3,101	1,200	1,044	578
Interest cost	18,398	12,068	1,497	3,415	1,950
Amendments	(448)	—	—	(622)	—
Actuarial loss (gain)	7,367	(17,157)	(8,215)	3,168	150
Currency translation	(5,466)	3,350	—	—	—
Benefits paid	(15,183)	(8,344)	(1,023)	(3,623)	(2,651)
Medicare Part D reimbursement	—	—	—	171	241
Acquisitions	(65)	6,548	95,698	8,938	18,470
Divestitures	(506)	(23,564)	—	—	—
Curtailments	(3,406)	—	—	—	(1,500)

Projected benefit obligation, end of year	303,883	209,401	89,157	58,194	45,703

Fair value of plan assets, beginning of year	283,335	161,837	—	—	—
Acquisition	—	575	116,647	—	—
Divestitures	—	(4,075)	—	—	—
Actual return on plan assets	(78,650)	3,294	(3,247)	—	—
Contributions	2,073	17,145	—	—	—
Benefits paid	(15,183)	(8,344)	(1,023)	—	—
Currency translation	(5,025)	526	—	—	—

Fair value of plan assets, end of year	186,550	170,958	112,377	—	—

Funded status, end of year	$(117,333)	$(38,443)	$23,220	$(58,194)	$(45,703)

Amounts recognized in the consolidated balance sheet:

	Pension		Other Benefits
	2008	2007	2008	2007
	(Dollars in thousands)

Prepaid benefit cost	$406	$23,220	$—	$—
Payroll and benefit-related liabilities	(1,846)	(1,924)	(4,245)	(3,312)
Pension and postretirement benefit liabilities	(115,892)	(36,519)	(53,949)	(42,391)
Accumulated other comprehensive income	144,986	37,670	12,235	10,458

	$27,653	$22,447	$(45,959)	$(35,245)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income:

	Pension
					Accumulated
	Prior				Other
	Service				Comprehensive
	Cost	Transition	Net (Gain)	Deferred	Income,
	(Credit)	Obligation	or Loss	Taxes	Net of Tax
	(Dollars in thousands)

Balance at December 31, 2006	$(417)	$987	$54,814	$(20,659)	$34,725
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	30	2	(2,438)	897	(1,509)
Curtailment	(301)	—	—	112	(189)
Amounts arising during the period:
Divestiture	—	(989)	(1,785)	1,035	(1,739)
Actuarial changes in benefit obligation	—	—	(12,269)	4,516	(7,753)
Impact of currency translation	36	—	—	(13)	23

Balance at December 31, 2007	(652)	—	38,322	(14,112)	23,558
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	69	—	(2,553)	861	(1,623)
Curtailment	1,159	—	(2,955)	623	(1,173)
Amounts arising during the period:
Tax rate adjustments	—	—	—	1,055	1,055
Divestiture	—	—	(285)	99	(186)
Actuarial changes in benefit obligation	—	—	111,886	(38,782)	73,104
Impact of currency translation	(5)	—	—	1	(4)

Balance at December 31, 2008	$571	$—	$144,415	$(50,255)	$94,731

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Benefits
					Accumulated
	Prior				Other
	Service				Comprehensive
	Cost	Initial	Net (Gain) or	Deferred	Income, Net of
	(Credit)	Obligation	Loss	Taxes	Tax
	(Dollars in thousands)

Balance at December 31, 2006	$1,570	$1,292	$10,135	$(4,849)	$8,148
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	(172)	(217)	(738)	420	(707)
Curtailment	—	(61)	—	23	(38)
Amounts Arising During the period:
Divestiture			(1,500)	560	(940)
Actuarial changes in benefit obligation	—	—	149	(56)	93

Balance at December 31, 2007	1,398	1,014	8,046	(3,902)	6,556
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	(159)	(202)	(460)	290	(531)
Curtailment	51	—	—	(18)	33
Amounts Arising During the period:
Tax rate adjustments	—	—	—	213	213
Effect of plan change	(546)	(76)	—	219	(403)
Actuarial changes in benefit obligation	—	—	3,169	(1,118)	2,051

Balance at December 31, 2008	$744	$736	$10,755	$(4,316)	$7,919

The weighted average assumptions for U.S. and foreign plans used in determining benefit obligations as of year end were as follows:

	Pension		Other Benefits
	2008	2007	2008	2007

Discount rate	6.06%	6.32%	6.05%	6.45%
Expected return on plan assets	8.17%	8.19%	—	—
Rate of compensation increase	3.49%	3.38%	—	—
Initial healthcare trend rate	—	—	10%	7.8%
Ultimate healthcare trend rate	—	—	5%	4.7%

The discount rate for U.S. plans of 6.05% was established by comparing the projection of expected benefit payments to the Citigroup Pension Discount Curve (published monthly) as of December 31, 2008. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, the Company solves for the single spot rate to apply to all obligations of the plan that will exactly match the previously determined present value.

The Citigroup Pension Discount Curve is constructed beginning with a U.S. Treasury par curve that reflects the entire Treasury and Separate Trading of Registered Interest and Principal Securities (“STRIPS”) market. From the Treasury curve, Citibank produces a AA corporate par curve by adding option-adjusted spreads that are

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

drawn from the AA corporate sector of the Citigroup Broad Investment — Grade Bond Index. Finally, from the AA corporate par curve, Citigroup derives the spot rates that constitute the Pension Discount Curve. For payments beyond 30 years, the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations.

Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $4.8 million and would increase the 2008 benefit expense by $0.4 million. Decreasing the trend rate by 1% would decrease the benefit obligation by $4.3 million and would decrease the 2008 benefit expense by $0.4 million.

The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $303.4 million and $283.1 million for 2008 and 2007, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. and foreign plans with accumulated benefit obligations in excess of plan assets were $290.7 million, $290.1 million and $172.9 million, respectively for 2008 and $209.4 million, $204.0 million and $171.0 million, respectively for 2007.

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

During 2008, pension plan assets decreased approximately $78.7 million primarily due to the downturn in the economy. The decrease is the primary factor for the increase in pension and postretirement benefit liabilities in the consolidated balance sheet and a significant portion of the change in accumulated other comprehensive income.

The plan asset allocations for U.S. and foreign plans are as follows:

	Target	% of Assets
	Allocation	2008	2007

Equity securities	65%	61%	66%
Debt securities	35%	39%	26%
Real estate	—	—	8%

	100%	100%	100%

The Company’s contributions to U.S. and foreign pension plans during 2009 are expected to be in the range of $2.0 million to $2.5 million. Contributions to postretirement healthcare plans during 2009 are expected to be approximately $4.2 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.3 million, is as follows:

	Pension	Other Benefits
	(Dollars in thousands)

2009	$14,196	$4,245
2010	14,623	4,419
2011	15,072	4,647
2012	15,897	4,641
2013	16,630	4,559
Years 2014 — 2017	92,550	23,752

The Company maintains a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. The Company partially matches employee contributions. Costs related to these plans were $9.4 million, $8.5 million and $9.1 million for 2008, 2007 and 2006, respectively.

Note 14 —	Fair Value Measurement

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

	Total Carrying Value	Quoted prices in	Significant other	Significant
	at December 31,	active markets	observable inputs	unobservable inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Deferred compensation assets	$2,531	$2,531	$—	$—
Derivative assets	$681	$—	$681	$—
Derivative liabilities	$53,331	$—	$53,331	$—

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

Note 15 —	Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for 2008:

(Dollars in
thousands)

Balance — December 31, 2007	$19,981
Accrued for warranties issued in 2008	10,380
Settlements (cash and in kind)	(12,756)
Accruals related to pre-existing warranties	1,273
Effect of translation	(1,772)

Balance — December 31, 2008	$17,106

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At December 31, 2008, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Future minimum lease payments as of December 31, 2008 (including residual value guarantee amounts) under noncancelable operating leases are as follows:

(Dollars in
thousands)

2009	$30,529
2010	25,733
2011	20,962
2012	16,279
2013	11,847

Rental expense under operating leases was $36.4 million, $29.5 million and $27.0 million in 2008, 2007 and 2006, respectively.

We have residual value guarantees under operating leases for certain equipment. The maximum potential amount of future payments we could be required to make under these guarantees is approximately $1.9 million at December 31, 2008.

Accounts receivable securitization program:  We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote subsidiary of Teleflex Incorporated that is consolidated in our financial statements. This SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit. The conduit issues notes secured by those interests and other assets to third party investors.

To the extent that cash consideration is received for the sale of undivided interests in the receivables by the SPE to the conduit, it is accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, as we have relinquished control of the receivables. Accordingly, undivided interests in accounts receivable sold to the commercial paper conduit under these transactions are excluded from accounts receivables, net in the accompanying consolidated balance sheets. The interests not represented by cash consideration from the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conduit are retained by the SPE and remain in accounts receivable in the accompanying consolidated balance sheets.

The interests in receivables sold and the interest in receivables retained by the SPE are carried at face value, which is due to the short-term nature of our accounts receivable. The special purpose entity has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at December 31, 2008 and December 31, 2007, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. Should we default under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE to the commercial paper conduit. The assets of the SPE are not available to satisfy the obligations of Teleflex or any of its other subsidiaries.

Information regarding the outstanding balances related to the SPE’s interests in accounts receivables sold or retained as of December 31, 2008 is as follows:

(Dollars in
millions)

Interests in receivables sold outstanding(1)	$39.7
Interests in receivables retained, net of allowance for doubtful accounts	$96.3

(1)	Deducted from accounts receivables, net in the consolidated balance sheets.

The delinquency ratio for the qualifying receivables represented 3.76% of the total qualifying receivables as of December 31, 2008.

The following table summarizes the activity related to our interests in accounts receivable sold for the year ended December 31, 2008:

(Dollars in
millions)

Proceeds from the sale of interest in accounts receivable	$39.7
Fees and charges(1)	$1.8

(1)	Recorded in interest expense in the consolidated statement of operations.

Other fee charges related to the sale of receivables to the commercial paper conduit for the year ended December 31, 2008 were not material.

We continue servicing the receivables sold, pursuant to servicing agreements with the SPE. No servicing asset is recorded at the time of sale because we do not receive any servicing fees from third parties or other income related to the servicing of the receivables. We do not record any servicing liability at the time of the sale as the receivables collection period is relatively short and the costs of servicing the receivables sold over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2008 and December 31, 2007, the Company’s consolidated balance sheet included an accrued liability of $8.9 million and $7.5 million, respectively, relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of December 31, 2008. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that includes the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. The Company has begun implementing its corrective action plan, which it expects to complete, for most facilities and procedures, by the end of March 2009.

While the Company believes it can remediate these issues, there can be no assurances regarding the length of time or expenditures required to resolve these issues to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company, including, but not limited to, seizing its product inventory, obtaining a court injunction against further marketing of the Company’s products, assessing civil monetary penalties or imposing a consent decree on us.

In June 2008, HM Revenue and Customs (“HMRC”) assessed Airfoil Technologies International UK Limited (“ATI-UK”), a consolidated United Kingdom venture in which the Company has a 60% economic interest, approximately $10 million for customs duty for the period from July 1, 2005 through March 31, 2008. HMRC had previously assessed ATI-UK approximately $737,000 for customs duty for the first and second quarters of 2004. Additionally, for the above periods, ATI-UK was assessed a value added tax (“VAT”) of approximately $68 million, for which HMRC has advised ATI-UK that, to the extent it is due and payable, it has until March 2010 to fully recover such VAT. The assessments were imposed because HMRC concluded that ATI-UK did not provide the necessary documentation for which reliance on Inland Processing Relief status (duty and VAT) was claimed by ATI-UK.

ATI-UK has filed appeals and been granted hardship applications (to avoid payment of the assessment while the appeal is pending) regarding each of the assessments. ATI-UK provided certain documentation to HMRC with regard to the first quarter of 2004, and as a result, the HMRC reduced the assessment for customs duties for

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that quarter by 97%, from approximately $17,860 to $450, and reduced the assessment for VAT for that quarter by 99%, from approximately $117,540 to $1,650, which amounts have been paid and all VAT recovered. ATI-UK has provided essentially the same types of supporting documentation to HMRC for the remaining quarters for which it was assessed. Based on discussions between ATI-UK and the HMRC inspector with regard to the assessments for the remaining periods, ATI-UK is hopeful that it will obtain reductions in the assessments that are proportionately similar to those obtained for the first quarter of 2004. However, the Company cannot assure whether or the extent to which the HMRC will reduce its assessments for these periods. In the event ATI-UK is not successful in a favorable resolution of the remaining assessments, such outcome would have a material adverse effect on the business of ATI-UK. The Company has a net investment in ATI-UK of approximately $11 million.

Litigation:  The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, import and export regulations, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, and results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.

Other:  The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Note 16 —	Business segments and other information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, defines an operating segment as a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. Based on these criteria, the Company has determined that it has three reportable segments: Medical, Aerospace and Commercial

The Medical Segment businesses develop, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care. Additionally, the company designs, manufactures and supplies devices and instruments for medical device manufacturers. Over 80 percent of Medical Segment net revenues are derived from devices that are considered disposable or single use. The Medical Segment’s products are largely sold and distributed to hospitals and healthcare providers and are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications.

Our Aerospace Segment businesses provide repair products and services for flight and ground-based turbine engines and cargo handling systems for wide body and narrow body aircraft. Commercial aviation markets represent 99% of revenues in this segment. Markets for these products are generally influenced by spending patterns in the commercial aviation markets, cargo market trends, flights hours, and age and type of engines in use.

The Commercial Segment businesses principally design, manufacture and distribute driver controls and engine and drive parts for the marine market, power and fuel systems for truck, rail, automotive and industrial vehicles and rigging products and services. Commercial Segment products are used in a range of markets

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including: recreational marine, heavy truck, bus, industrial vehicles, rail, oil and gas, marine transportation and industrial.

Information about continuing operations by business segment is as follows:

	2008	2007	2006
	(Dollars in thousands)

Segment data:
Medical	$1,499,109	$1,041,349	$858,676
Aerospace	511,246	451,788	405,372
Commercial	410,594	441,195	426,761

Net revenues	2,420,949	1,934,332	1,690,809

Medical	286,330	182,636	161,707
Aerospace	61,781	46,964	40,224
Commercial	27,457	22,990	30,498

Segment operating profit(1)	375,568	252,590	232,429
Corporate expenses	43,002	46,439	45,444
In-process research and development charge	—	30,000	—
Goodwill impairment	—	18,896	1,003
Restructuring and other impairment charges	27,701	11,352	21,320
(Gain) loss on sales of businesses and assets	(296)	1,110	732
Minority interest	(34,828)	(28,949)	(23,211)

Income from continuing operations before interest, taxes and minority interest	$339,989	$173,742	$187,141

Identifiable assets(2):
Medical	$3,195,255	$3,343,070	$923,786
Aerospace	244,872	239,483	251,629
Commercial	220,543	218,713	710,917
Corporate(3)	257,864	382,490	464,920

	$3,918,534	$4,183,756	$2,351,252

Capital expenditures:
Medical	$24,992	$31,781	$25,896
Aerospace	8,244	4,603	9,928
Commercial	4,535	5,776	4,178
Corporate	1,496	2,574	770

	$39,267	$44,734	$40,772

Depreciation and amortization expense:
Medical	$90,519	$48,763	$35,094
Aerospace	8,761	9,334	10,160
Commercial	8,921	10,245	10,178
Corporate	8,347	10,418	3,862

	$116,548	$78,760	$59,294

(1)	Segment operating profit includes a segment’s net revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and minority interest. Unallocated corporate expenses, (gain) loss on sales of businesses and assets, restructuring

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and impairment charges, interest income and expense and taxes on income are excluded from the measure.

(2)	Identifiable assets do not include assets held for sale of $8.2 million, $4.2 million and $10.2 million in 2008, 2007 and 2006, respectively.

(3)	Identifiable corporate assets include cash, receivables acquired from operating segments for securitization, investments in unconsolidated entities, property, plant and equipment and deferred tax assets primarily related to net operating losses and pension and retiree medical plans.

Information about continuing operations in different geographic areas is as follows:

	2008	2007	2006
	(Dollars in thousands)

Net revenues (based on business unit location):
United States	$1,129,002	$855,975	$758,054
Other Americas	156,822	193,120	191,284
Germany	304,166	256,243	205,416
Other Europe	495,631	352,587	300,547
Asia/Australia	335,328	276,407	235,508

	$2,420,949	$1,934,332	$1,690,809

Net property, plant and equipment:
United States	$198,689	$219,501	$171,442
Other Americas	38,971	51,632	59,599
Germany	24,855	39,567	69,996
Other Europe	67,700	74,460	69,663
Asia/Australia	44,077	45,816	51,478

	$374,292	$430,976	$422,178

Note 17 —	Divestiture-Related Activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item (Gain) loss on sales of businesses and assets.

(Gain) loss on sales of businesses and assets consists of the following for the years ended December 31:

	2008	2007	2006
	(In thousands)

(Gain) loss on sales of businesses and assets, net	$(296)	$1,110	$732

During 2008, the Company recorded a gain on the disposal of an asset held for sale of approximately $0.3 million.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale

Assets held for sale at December 31, 2008 and 2007 are summarized on the table below. In 2008, they consist of four buildings which the Company is actively marketing.

	2008	2007

Assets held for sale:
Property, plant and equipment	$8,210	$4,241

Total assets held for sale	$8,210	$4,241

Discontinued Operations

On December 27, 2007 the Company completed the sale of its business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “GMS” businesses) to Kongsberg Automotive Holding for $560 million in cash and realized a pre-tax gain of $224.2 million. The business units divested, Teleflex Automotive, Teleflex Industrial and Teleflex Fluid Systems were all part of the Company’s Commercial Segment.

In 2008, the Company refined its estimates for the post-closing adjustments related to the sale of the GMS businesses based on the provisions of the Purchase Agreement. Also during 2008, the Company recorded a charge for the settlement of a contingency related to the GMS businesses. These charges are reported as a loss from discontinued operations of $14.2 million, net of taxes of $6.0 million for the twelve months ended December 31, 2008. The Company is continuing to discuss certain aspects of the post closing adjustments with Kongsberg Automotive Holding. The Company has recorded its best estimate for these matters.

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

The results of our discontinued operations for the years 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(Dollars in thousands)

Net revenues	$—	$932,140	$959,928
Costs and other expenses	8,238	881,679	895,530
Gain on dispositions and impairment charges, net	—	(299,456)	(182)

(Loss) income from discontinued operations before income taxes	(8,238)	349,917	64,580
Provision for income taxes	5,968	161,065	21,238

(Loss) income from discontinued operations	$(14,206)	$188,852	$43,342

QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter(2)
	(Dollars in thousands, except per share)

2008:
Net revenues	$604,520	$624,085	$595,882	$596,462
Gross profit	232,855	258,649	238,818	233,845
Income from continuing operations before interest, taxes and minority interest	72,113	93,208	94,019	80,649
Income from continuing operations	22,943	37,788	42,319	30,930
Loss from discontinued operations	—	(2,845)	—	(11,361)
Net income	22,943	34,943	42,319	19,569
Earnings per share — basic(3):
Income from continuing operations	$0.58	$0.96	$1.07	$0.78
Income (loss) from discontinued operations	—	(0.07)	—	(0.29)

Net income	$0.58	$0.88	$1.07	$0.49

Earnings per share — diluted(3):
Income from continuing operations	$0.58	$0.95	$1.06	$0.78
Income (loss) from discontinued operations	—	(0.07)	—	(0.29)

Net income	$0.58	$0.88	$1.06	$0.49

2007:
Net revenues(4)	$440,340	$452,317	$458,562	$583,113
Gross profit(4)	161,448	163,330	153,977	201,599
Income from continuing operations before interest, taxes and minority interest	63,493	56,570	53,626	53
Income (loss) from continuing operations	33,831	33,246	(63,224)	(46,221)
Income from discontinued operations	10,443	60,615	6,188	111,606
Net income (loss)	44,274	93,861	(57,036)	65,385
Earnings (losses) per share — basic(3):
Income (loss) from continuing operations	$0.87	$0.85	$(1.61)	$(1.17)
Income from discontinued operations	0.27	1.55	0.16	2.83

Net income (loss)	$1.13	$2.39	$(1.45)	$1.66

Earnings (losses) per share — diluted(3):
Income (loss) from continuing operations	$0.86	$0.84	$(1.61)	$(1.17)
Income from discontinued operations	0.27	1.53	0.16	2.83

Net income (loss)	$1.12	$2.37	$(1.45)	$1.66

		Income from
		Continuing
		Operations
		Before Interest,	Income (Loss)
		Taxes and	from Continuing
		Minority Interest	Operations

(1)	First quarter 2008 results include the following:
	Write-off of inventory fair value adjustment(a)	$6,936	$4,449
(2)	Fourth quarter 2007 results include the following:
	In-process R&D write-off(a)	$30,000	$30,000
	Write-off of inventory fair value adjustment(a)	28,916	18,550
	Goodwill impairment	18,896	18,896
	Write-off of deferred financing costs	4,803	3,405

(3)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(4)	Amounts exclude the impact of discontinued operations. See Note 17.

(a)	Related to the Arrow acquisition

TELEFLEX INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at		Additions	Accounts		Balance at
	Beginning		Charged to	Receivable	Translation	End of
	of Year	Dispositions	Income	Write-offs	and other	Year

December 31, 2008	$7,010	$(54)	$3,604	$(5,053)	$3,219	$8,726
December 31, 2007	$10,097	$(3,520)	$3,323	$(4,614)	$1,724	$7,010
December 31, 2006	$10,090	$—	$4,225	$(4,018)	$(200)	$10,097

INVENTORY RESERVE

	Balance at		Additions			Balance at
	Beginning		Charged to	Inventory	Translation	End of
	of Year	Dispositions	Income	Write-offs	and other	Year

December 31, 2008
Raw material	$10,616	$—	$4,773	$(3,506)	$1,116	$12,999
Work-in-process	608	—	1,575	(104)	619	2,698
Finished goods	24,691	—	7,713	(12,210)	1,625	21,819

	$35,915	$—	$14,061	$(15,820)	$3,360	$37,516

December 31, 2007
Raw material	$22,275	$(7,741)	$2,499	$(4,285)	$(2,132)	$10,616
Work-in-process	2,607	(1,412)	126	(486)	(227)	608
Finished goods	21,691	(1,578)	5,362	(3,773)	2,989	24,691

	$46,573	$(10,731)	$7,987	$(8,544)	$630	$35,915

December 31, 2006
Raw material	$20,067	$—	$12,124	$(11,481)	$1,565	$22,275
Work-in-process	1,635	—	1,703	(908)	177	2,607
Finished goods	22,871	—	9,074	(8,413)	(1,841)	21,691

	$44,573	$—	$22,901	$(20,802)	$(99)	$46,573

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.			Description

*3	.1	—	Articles of Incorporation of the Company (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated by reference to Proposal 2 of the Company’s Proxy Statement with an effective date of March 29, 2007 for the Annual Meeting held on May 4, 2007.
*3	.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 20, 2006).
*10	.1	—	1990 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 incorporated by reference to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 28, 1997. As subsequently amended and restated on Form S-8 (Registration No. 333-59814) which is herein incorporated by reference).
10.2		—	Teleflex Incorporated Retirement Income Plan, as amended and restated effective January 1, 2002, and as subsequently amended, effective as of January 1, 2009.
10.3		—	Amended and Restated Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 2009.
10.4		—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2004, and as subsequently amended, effective January 1, 2009.
*10	.5	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
*10	.6	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
+*10	.7	—	Teleflex Incorporated Executive Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 6, 2006).
+*10	.8	—	Letter Agreement, dated September 23, 2004, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed on March 9, 2005).
+10	.9	—	Employment Agreement, dated March 24, 2006, between the Company and Jeffrey P. Black (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2006), as amended by that certain First Amendment to Employment Agreement, effective as of January 1, 2009 (filed herewith).
+10	.10	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-Q filed on July 27, 2005), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+10	.11	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Kevin K. Gordon (incorporated by reference to Exhibit 10(p) to the Company’s Form 10-Q filed on July 27, 2005), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+10	.12	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Vincent Northfield (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 20, 2006), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+10	.13	—	Executive Change In Control Agreement, dated October 23, 2006, between the Company and R. Ernest Waaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 25, 2006), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+10	.14	—	Executive Change In Control Agreement, dated July 13, 2005, between the Company and John Suddarth (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 20, 2006) ), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).

Exhibit No.			Description

+*10	.15		Executive Change In Control Agreement, dated June 21, 2005, between the Company and Randall P. Gaboriault (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on March 30, 2008), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+*10	.16	—	Letter Agreement, dated October 13, 2006, between the Company and R. Ernest Waaser (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2006).
+*10	.17	—	Letter Agreement, dated August 10, 2006, between the Company and Charles E. Williams (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on September 25, 2006).
+10	.18	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Kevin K. Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+10	.19	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Laurence G. Miller (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+10	.20	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and R. Ernest Waaser (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+10	.21	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Vince Northfield (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+10	.22	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and John B. Suddarth (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
+10	.23	—	Senior Executive Officer Severance Agreement, dated April 28, 2008, between Teleflex Incorporated and Randall P. Gaboriault (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on March 30, 2008), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (filed herewith).
10.24			Credit Agreement, dated October 1, 2007, with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2007), as amended by Amendment No. 1 thereto dated as of December 22, 2008 (filed herewith).
*10	.25		Note Purchase Agreement, dated as of October 1, 2007, among Teleflex Incorporated and the several purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2007).
*10	.26		First Amendment, dated as of October 1, 2007, to the Note Purchase Agreement dated as of July 8, 2004 among Teleflex Incorporated and the noteholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2007).
*14		—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).
21		—	Subsidiaries of the Company.
23		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.