Form 10-Q
period 2009-03-29
TELEFLEX INC
filed 2009-04-28
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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
Yes ☐               No ☑

On April 17, 2009, 39,748,928 shares of the registrant’s common stock, $1.00 par value, were outstanding.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Dollars and shares in thousands, except per share)

Net revenues	$469,675	$542,110
Materials, labor and other product costs	273,551	328,671

Gross profit	196,124	213,439
Selling, engineering and administrative expenses	128,764	147,573
Net loss on sales of businesses and assets	2,597	18
Restructuring and other impairment charges	2,463	8,856

Income from continuing operations before interest and taxes	62,300	56,992
Interest expense	25,402	31,083
Interest income	(214)	(961)

Income from continuing operations before taxes	37,112	26,870
Taxes on income from continuing operations	10,462	11,662

Income from continuing operations	26,650	15,208

Operating income from discontinued operations (including gain on disposal of $275,787 and $0, respectively)	297,975	15,195
Taxes on income from discontinued operations	99,018	406

Income from discontinued operations	198,957	14,789

Net income	225,607	29,997
Less: Net income attributable to noncontrolling interest	236	187
Income from discontinued operations attributable to noncontrolling interest	9,860	6,867

Net income attributable to common shareholders	$215,511	$22,943

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.67	$0.38
Income from discontinued operations	$4.76	$0.20

Net income	$5.43	$0.58

Diluted:
Income from continuing operations	$0.66	$0.38
Income from discontinued operations	$4.74	$0.20

Net income	$5.40	$0.58

Dividends per share	$0.340	$0.320
Weighted average common shares outstanding:
Basic	39,692	39,454
Diluted	39,876	39,709
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$26,414	$15,021
Discontinued operations, net of tax	189,097	7,922

Net income	$215,511	$22,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29,	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$143,051	$107,275
Accounts receivable, net	288,971	311,908
Inventories, net	406,829	424,653
Prepaid expenses and other current assets	19,658	21,373
Income taxes receivable	11,004	17,958
Deferred tax assets	64,407	66,009
Assets held for sale	7,773	8,210

Total current assets	941,693	957,386
Property, plant and equipment, net	332,407	374,292
Goodwill	1,447,005	1,474,123
Intangibles and other assets	1,062,419	1,090,852
Investments in affiliates	15,886	28,105
Deferred tax assets	6,864	1,986

Total assets	$3,806,274	$3,926,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current borrowings	$5,973	$108,853
Accounts payable	109,710	139,677
Accrued expenses	111,724	125,183
Payroll and benefit-related liabilities	65,039	83,129
Derivative liabilities	22,972	27,370
Accrued interest	21,167	26,888
Income taxes payable	89,273	12,613
Deferred tax liabilities	4,786	2,227

Total current liabilities	430,644	525,940
Long-term borrowings	1,299,662	1,437,538
Deferred tax liabilities	324,942	324,678
Pension and postretirement benefit liabilities	170,016	169,841
Other liabilities	175,570	182,864

Total liabilities	2,400,834	2,640,861
Commitments and contingencies
Total common shareholders’ equity	1,401,329	1,246,455
Noncontrolling interest	4,111	39,428

Total equity	1,405,440	1,285,883

Total liabilities and equity	$3,806,274	$3,926,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$225,607	$29,997
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	(198,957)	(14,789)
Depreciation expense	14,509	16,266
Amortization expense of intangible assets	11,133	11,716
Amortization expense of deferred financing costs	2,641	1,468
Stock-based compensation	2,250	1,797
Net loss on sales of businesses and assets	2,597	18
Other	760	2,206
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,318)	(29,155)
Inventories	(11,903)	15,999
Prepaid expenses and other current assets	1,681	669
Accounts payable and accrued expenses	(36,094)	1,395
Income taxes payable and deferred income taxes	(5,360)	(57,837)

Net cash used in operating activities from continuing operations	(4,454)	(20,250)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	10,000	—
Reduction in long-term borrowings	(249,178)	(13,421)
Increase in notes payable and current borrowings	(659)	10,159
Proceeds from stock compensation plans	367	1,602
Payments to noncontrolling interest shareholders	(295)	(442)
Dividends	(13,511)	(12,622)

Net cash used in financing activities from continuing operations	(253,276)	(14,724)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(7,020)	(7,468)
Proceeds from sales of businesses and assets, net of cash sold	296,883	—
Payments for businesses and intangibles acquired, net of cash acquired	(1,108)	(350)
Investments in affiliates	—	(100)

Net cash provided by (used in) investing activities from continuing operations	288,755	(7,918)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	17,183	14,283
Net cash used in financing activities	(11,075)	(12,250)
Net cash used in investing activities	(1,103)	(291)

Net cash provided by discontinued operations	5,005	1,742

Effect of exchange rate changes on cash and cash equivalents	(254)	(6,085)

Net increase (decrease) in cash and cash equivalents	35,776	(47,235)
Cash and cash equivalents at the beginning of the period	107,275	201,342

Cash and cash equivalents at the end of the period	$143,051	$154,107

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

This quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current period presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

Note 2 —	New accounting standards

Fair Value Measurements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP that requires the use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Except as noted below, SFAS No. 157 became effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 with respect to financial assets and financial liabilities. The Company has adopted the provisions of FSP 157-2 as of January 1, 2009. SFAS No. 157 and the related FSP 157-2 did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption. Refer to Note 11 for additional discussion on fair value measurements.

Business Combinations:  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141(R)’s

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.

SFAS No. 141(R) replaces SFAS No. 141’s cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. In addition, SFAS No. 141(R) changes the allocation and treatment of acquisition-related costs, restructuring costs that the acquirer expected but was not obligated to incur, the recognition of assets and liabilities assumed arising from contingencies and the recognition and measurement of goodwill. This statement is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations.

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP 141(R)-1 amends and clarifies issues that arose regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008.

SFAS No. 141(R) and the related FSP 141(R)-1 did not have an impact on the Company’s results of operations, cash flows or financial position upon adoption; however, future transactions entered into by the Company will need to be evaluated under the requirements of these standards.

Noncontrolling Interests:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a noncontrolling interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, that the changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company adopted SFAS No. 160 as of January 1, 2009. The adoption of SFAS No. 160 has changed the presentation of noncontrolling interests on our income statement, balance sheet and changes in shareholders’ equity. Refer to Note 8 for the additional disclosures related to changes in shareholders’ equity.

Disclosures about derivative instruments and hedging activities:  In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which requires enhanced disclosures about derivative and hedging activities. Companies are required to provide enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. Accordingly, the Company adopted SFAS No. 161 as of January 1, 2009. Refer to Note 7 for the enhanced disclosures related to the Company’s derivative instruments.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities:  In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted FSP EITF 03-6-1 January 1, 2009. FSP EITF 03-6-1 did not result in a change in the Company’s earnings per share or diluted earnings per share upon its adoption.

Determination of the Useful Life of Intangible Assets:  In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 is effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The application of FSP FAS 142-3 did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption; however, future transactions entered into by the Company will need to be evaluated under the requirements of this FSP.

Employers’ Disclosures about Postretirement Benefit Plan Assets:  In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Disclosures regarding fair value measurements of pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for the Company as of December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

Fair Value of Financial Instruments:  In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. In addition, an entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.

FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the provisions of FSP FAS 107-1 and does not expect the adoption to have a material impact on the Company’s results of operations, cash flows or financial position.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly:  In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.

FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. The Company is currently evaluating the provisions of FSP FAS 157-4 and does not expect the adoption to have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3 —	Integration

Integration of Arrow

In connection with the acquisition of Arrow International, Inc. (“Arrow”) in October 2007, the Company formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. The Company finalized its estimate of the costs to implement the plan in the fourth quarter of 2008. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closures and the termination of certain distribution agreements at the date of acquisition, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

The following table provides information relating to changes in the accrued liability associated with the Arrow integration plan during the three months ended March 29, 2009:

	Balance at				Balance at
	December 31,	Adjustments to			March 29,
	2008	Reserve	Payments	Translation	2009
	(Dollars in millions)

Termination benefits	$4.3	$(0.3)	$(0.1)	$—	$3.9
Facility closure costs	0.8	—	—	(0.1)	0.7
Contract termination costs	4.8	0.3	(1.8)	(0.4)	2.9
Other integration costs	0.7	—	—	—	0.7

	$10.6	$—	$(1.9)	$(0.5)	$8.2

It is anticipated that a majority of these costs will be paid in 2009; however, some portions of the contract termination costs for leased facilities may extend to 2013.

In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company has taken actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4 “Restructuring” and costs incurred for this aspect of the plan will be charged to earnings and included in “restructuring and other impairment charges” within the condensed consolidated statement of operations.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Restructuring

The amounts recognized in restructuring and other impairment charges for the three months ended March 29, 2009 and March 30, 2008 consisted of the following:

	Three Months Ended
	March 29,	March 30,
	2009	2008

2008 Commercial Segment program	$1,138	$—
2007 Arrow integration program	1,325	8,046
2006 restructuring program	—	810

Restructuring and other impairment charges	$2,463	$8,856

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

The charges associated with the 2008 Commercial Segment restructuring program that are included in restructuring and other impairment charges during the three months ended March 29, 2009 were as follows:

Three Months Ended
March 29, 2009
Commercial
(Dollars in thousands)

Termination benefits	$1,138

$1,138

The following table provides information relating to changes in the accrued liability associated with the 2008 Commercial Segment restructuring program during the three months ended March 29, 2009:

	Balance at				Balance at
	December 31,	Subsequent			March 29,
	2008	Accruals	Payments	Translation	2009
	(Dollars in thousands)

Termination benefits	$449	$1,138	$(297)	$(4)	$1,286

	$449	$1,138	$(297)	$(4)	$1,286

As of March 29, 2009, the Company expects to incur the following restructuring expenses associated with the 2008 Commercial Segment restructuring program over the next three quarters:

(Dollars in millions)

Termination benefits	$1.1 – 1.4
Facility closure costs	0.7 – 0.9
Contract termination costs	0.2 – 0.4

$2.0 – 2.7

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2008 Commercial Segment restructuring program. Facility closure costs related primarily to costs that will

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be incurred to prepare a facility for closure. Contract termination costs related primarily to the termination of leases in conjunction with the consolidation of facilities.

2007 Arrow Integration Program

In connection with the acquisition of Arrow, the Company formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. In as much as the actions affect employees and facilities of Arrow, the resultant costs have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex will be charged to earnings and included in “restructuring and other impairment charges” within the consolidated statement of operations.

The charges associated with the 2007 Arrow integration program that are included in restructuring and other impairment charges during the three months ended March 29, 2009 and March 30, 2008, were as follows:

	Medical
	Three Months Ended	Three Months Ended
	March 29, 2009	March 30, 2008
	(Dollars in thousands)

Termination benefits	$1,097	$8,046
Facility closure costs	51	—
Contract termination costs	62	—
Other restructuring costs	115	—

	$1,325	$8,046

The following table provides information relating to changes in the accrued liability associated with the 2007 Arrow integration program during the three months ended March 29, 2009:

	Balance at				Balance at
	December 31,	Subsequent			March 29,
	2008	Accruals	Payments	Translation	2009
	(Dollars in thousands)

Termination benefits	$7,815	$1,097	$(1,987)	$(466)	$6,459
Facility closure costs	601	51	(64)	(38)	550
Contract termination costs	—	62	(45)	—	17
Other restructuring costs	159	115	(113)	(12)	149

	$8,575	$1,325	$(2,209)	$(516)	$7,175

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2007 Arrow integration program. Facility closure costs related primarily to costs that will be incurred to prepare a facility for closure. Contract termination costs related primarily to the termination of leases in conjunction with the consolidation of facilities.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 29, 2009, the Company expects to incur the following restructuring expenses associated with the 2007 Arrow integration program in its Medical Segment over the next two years:

(Dollars in millions)

Termination benefits	$5.0 – 6.0
Facility closure costs	0.8 – 1.0
Contract termination costs	8.5 – 9.0
Other restructuring costs	1.5 – 2.0

$15.8 – 18.0

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

For the three months ended March 30, 2008, the charges associated with the 2006 restructuring program that are included in restructuring and other impairment charges were as follows:

Three Months Ended
March 30, 2008
Medical
(Dollars in thousands)

Termination benefits	$771
Contract termination costs	39

$810

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Contract termination costs related primarily to the termination of leases in conjunction with the consolidation of facilities. As of March 29, 2009 the Company does not expect to incur additional restructuring expenses associated with the 2006 restructuring program. The accrued liability at March 29, 2009 and December 31, 2008 was nominal.

Note 5 —	Inventories

Inventories consisted of the following:

	March 29,	December 31,
	2009	2008
	(Dollars in thousands)

Raw materials	$180,497	$185,270
Work-in-process	60,709	55,618
Finished goods	199,713	221,281

	440,919	462,169
Less: Inventory reserve	(34,090)	(37,516)

Inventories	$406,829	$424,653

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 29, 2009 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Goodwill at December 31, 2008	$1,428,679	$6,317	$39,127	$1,474,123
Adjustment to acquisition balance sheet	(525)	—	—	(525)
Dispositions	—	(268)	—	(268)
Translation adjustment	(25,497)	—	(828)	(26,325)

Goodwill at March 29, 2009	$1,402,657	$6,049	$38,299	$1,447,005

Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	March 29,	December 31,	March 29,	December 31,
	2009	2008	2009	2008
	(Dollars in thousands)

Customer lists	$548,961	$553,786	$54,281	$48,311
Intellectual property	218,813	221,549	56,860	53,437
Distribution rights	22,737	26,833	15,911	16,422
Trade names	329,373	333,495	1,042	875

	$1,119,884	$1,135,663	$128,094	$119,045

Amortization expense related to intangible assets was approximately $11.1 million and $11.7 million for the three months ended March 29, 2009 and March 30, 2008, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2009	$45,000
2010	45,000
2011	44,600
2012	43,600
2013	42,300

Note 7 —	Financial instruments

The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure and interest rate swaps are used to reduce exposure to interest rate changes. In accordance with SFAS No. 133, these derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value of the interest rate swap contracts is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. See Note 11, “Fair Value Measurement” for additional information.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and fair values of derivative instruments designated as hedging instruments under SFAS No. 133 in the balance sheet are as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	As of March 29, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Interest rate contracts	—	$—	Derivative liabilities — current	$14,322
Interest rate contracts	—	—	Other liabilities — noncurrent	25,404
Foreign exchange contracts	Other assets — current	992	Derivative liabilities — current	8,650

Total derivatives		$992		$48,376

The location and amount of the gains and losses for derivatives in SFAS No. 133 cash flow hedging relationships that were reported in other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”) and the income statement are as follows:

	Effective Portion
	Gain (Loss)
	Recognized in
	OCI	Loss Reclassified from AOCI into Income
	After Tax Amount	Location	Pre-Tax Amount
	As of March 29, 2009
	(Dollars in thousands)

Interest rate contracts	$3,098	Interest expense	$4,357
Foreign exchange contracts	1,683	Net revenues	859
Foreign exchange contracts	—	Materials, labor and other product costs	1,616
Foreign exchange contracts	—	Income from discontinued operations	277

Total	$4,781		$7,109

For the three months ended March 29, 2009, there was no ineffectiveness related to the Company’s derivatives.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Changes in shareholders’ equity

The following tables summarize the activity in shareholders’ equity for the three months ended March 29, 2009 and March 30, 2008:

		Equity-	Equity-
		Common	Noncontrolling	Comprehensive
	Total Equity	Shareholders	Interest	Income
	(Dollars in thousands)

Balance as of December 31, 2008	$1,285,883	$1,246,455	$39,428
Net income	225,607	215,511	10,096	$225,607
Cash dividends ($0.34 per share)	(13,511)	(13,511)	—	—
Financial instruments marked to market, net of tax of $1,541	4,781	4,781	—	4,781
Cumulative translation adjustment (“CTA”)	(46,443)	(46,344)	(99)	(46,443)
Reclassification of CTA to gain	(9,365)	(9,365)	—	(9,365)
Pension liability adjustment, net of tax of $498	1,061	1,061	—	1,061
Disposition of noncontrolling interest	(45,019)	—	(45,019)	—
Shares issued under compensation plans	2,398	2,398	—	—
Distributions to noncontrolling interest shareholders	(295)	—	(295)	—
Deferred compensation	343	343	—	—

Balance at March 29, 2009	$1,405,440	$1,401,329	$4,111	$175,641

		Equity-	Equity-
		Common	Noncontrolling	Comprehensive
	Total Equity	Shareholders	Interest	Income
	(Dollars in thousands)

Balance as of December 31, 2007	$1,371,026	$1,328,843	$42,183
Net income	29,997	22,943	7,054	$29,997
Split-dollar life insurance arrangements adjustment	(2,189)	(2,189)	—	(2,189)
Cash dividends ($0.32 per share)	(12,622)	(12,622)	—	—
Financial instruments marked to market, net of tax of $7,143	(11,642)	(11,642)	—	(11,642)
Cumulative translation adjustment	26,012	26,022	(10)	26,012
Pension liability adjustment, net of tax of $261	(423)	(423)	—	(423)
Disposition of noncontrolling interest	804	—	804	—
Shares issued under compensation plans	5,192	5,192	—	—
Distributions to noncontrolling interest shareholders	(12,692)	—	(12,692)	—
Deferred compensation	332	332	—	—

Balance at March 30, 2008	$1,393,795	$1,356,456	$37,339	$41,755

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Shares in thousands)

Common shares, beginning of period	41,995	41,794
Shares issued under compensation plans	10	76

Common shares, end of period	42,005	41,870
Less: Treasury shares, end of period	2,256	2,275

Outstanding shares, end of period	39,749	39,595

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through March 29, 2009, no shares have been purchased under this Board authorization.

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

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Shares in thousands)

Basic	39,692	39,454
Dilutive shares assumed issued	184	255

Diluted	39,876	39,709

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 1,483 thousand and 938 thousand for the three months ended March 29, 2009 and March 30, 2008, respectively.

Note 9 —	Stock compensation plans

The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock units to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire no more than ten years after the grant. Outstanding restricted stock units generally vest in one to three years. During the first three months of 2009, the Company granted restricted stock units representing 152,319 shares of common stock under the 2000 plan.

The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. During the first three months of 2009, the Company granted incentive and non-qualified options to purchase 448,144 shares of common stock under the 2008 plan.

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

In 2008, the Company took the following actions with respect to its pension benefits:

•	Effective August 31, 2008, the Arrow Salaried plan, the Arrow Hourly plan and the Berks plan were merged into the Teleflex Retirement Income Plan (“TRIP”).

•	On October 31, 2008, the TRIP was amended to cease future benefit accruals for all non-bargained employees as of December 31, 2008.

•	On December 15, 2008, the Company amended its Supplemental Executive Retirement Plans (“SERP”) for all executives to cease future benefit accruals as of December 31, 2008. In addition, the Company approved a plan to replace the non-qualified defined benefits provided under the SERP with a non-qualified defined contribution arrangement under the Company’s Deferred Compensation Plan, effective January 1, 2009.

In addition, on October 31, 2008, the Company’s postretirement benefit plans were amended to eliminate future benefits for non-bargained employees who had not attained age 50 or whose age plus service was less than 65.

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits
	Three Months Ended		Three Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$915	$1,641	$284	$247
Interest cost	4,150	3,984	900	747
Expected return on plan assets	(3,538)	(5,470)	—	—
Net amortization and deferral	1,235	471	220	266

Net benefit cost	$2,762	$626	$1,404	$1,260

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Fair value measurement

The Company adopted SFAS No. 157 for financial assets and financial liabilities as of January 1, 2008, in accordance with the provisions of SFAS No. 157 and the related guidance of FSP 157-1, FSP 157-2 and FSP 157-3. The adoption did not have an impact on the Company’s financial position and results of operations. The Company endeavors to utilize the best available information in measuring fair value. The Company has determined the fair value of its financial assets based on Level 1 and Level 2 inputs and the fair value of its financial liabilities based on Level 2 inputs in accordance with the fair value hierarchy described as follows:

Valuation Hierarchy

SFAS No. 157 establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 29, 2009 and March 30, 2008:

	Total carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 29, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Cash and cash equivalents	$30,000	$30,000	$—	$—
Deferred compensation assets	$2,233	$2,233	$—	$—
Derivative assets	$992	$—	$992	$—
Derivative liabilities	$48,376	$—	$48,376	$—

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Deferred compensation assets	$3,706	$3,706	$—	$—
Derivative assets	$1,378	$—	$1,378	$—
Derivative liabilities	$34,675	$—	$34,675	$—

Valuation Techniques

The Company’s cash and cash equivalents valued based upon Level 1 inputs are comprised of overnight investments in money market funds. The funds invest in obligations of the U.S. Treasury, including Treasury bills, bonds and notes. The funds seek to maintain a net asset value of $1.00 per share.

The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in Rabbi Trusts which are used to fund benefits under certain deferred compensation plans. Under these deferred compensation plans, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.

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

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the three months ended March 29, 2009 (dollars in thousands):

Balance — December 31, 2008	$17,106
Accruals for warranties issued in 2009	2,706
Settlements (cash and in kind)	(2,226)
Accruals related to pre-existing warranties	(162)
Dispositions	(75)
Effect of translation	(384)

Balance — March 29, 2009	$16,965

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had residual value guarantees in the amount of approximately $1.9 million at March 29, 2009. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At March 29, 2009, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

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

To the extent that cash consideration is received for the sale of undivided interests in the receivables by the SPE to the conduit, it is accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as we have relinquished control of the receivables. Accordingly, undivided interests in accounts receivable sold to the commercial paper conduit under these transactions are excluded from accounts receivables, net in the accompanying consolidated balance sheets. The interests not represented by cash consideration from the conduit are retained by the SPE and remain in accounts receivable in the accompanying consolidated balance sheets.

The interests in receivables sold and the interest in receivables retained by the SPE are carried at face value, which is due to the short-term nature of our accounts receivable. The special purpose entity has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at March 29, 2009 and December 31, 2008, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. Should we default under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE to the commercial paper conduit. The assets of the SPE are not available to satisfy the obligations of Teleflex or any of its other subsidiaries.

Information regarding the outstanding balances related to the SPE’s interests in accounts receivables sold or retained as of March 29, 2009 is as follows:

(Dollars in millions)

Interests in receivables sold outstanding(1)	$39.7
Interests in receivables retained, net of allowance for doubtful accounts	$98.7

(1)	Deducted from accounts receivables, net in the condensed consolidated balance sheets.

The delinquency ratio for the qualifying receivables represented 4.8% of the total qualifying receivables as of March 29, 2009.

The following table summarizes the activity related to our interests in accounts receivable sold for the three months ended March 29, 2009:

(Dollars in millions)

Proceeds from the sale of interest in accounts receivable	$39.7
Fees and charges(1)	$0.3

(1)	Recorded in interest expense in the condensed consolidated statement of operations.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other fee charges related to the sale of receivables to the commercial paper conduit for the three month period ended March 29, 2009 were not material.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 29, 2009, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $9.1 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of March 29, 2009. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

Regulatory matters:  On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA). The letter cites three site-specific warning letters issued by the FDA in 2005 and subsequent inspections performed from June 2005 to February 2007 at Arrow’s facilities in the United States. The letter expresses concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation, inspection and training procedures. It also advises that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues has been deficient. Limitations on pre-market approvals and certificates for foreign governments had previously been imposed on Arrow based on prior inspections and the corporate warning letter did not impose additional sanctions that are expected to have a material financial impact on the Company.

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that included the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. The Company has completed implementation of the corrective actions under the plan and is awaiting re-inspection by the FDA.

While the Company believes it has substantially remediated these issues through the corrective actions taken to date, there can be no assurances that these issues have been resolved to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company, including, but not limited to, seizing its product inventory, obtaining a court injunction against further marketing of the Company’s products or assessing civil monetary penalties.

In June 2008, HM Revenue and Customs (“HMRC”) assessed Airfoil Technologies International UK Limited (“ATI-UK”), a consolidated United Kingdom venture in which the Company held a 60% economic interest, approximately $10.5 million for customs duty and approximately $67 million for value added tax (“VAT”).

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to these initial assessments, HMRC has substantially reduced the assessments for customs duties to $50,693 and for VAT to $310,932. In connection with the sale of the Company’s ownership interest in Airfoil Technologies International — Singapore Pte. Ltd. to GE Pacific Private Ltd., which was completed in March 2009, General Electric Company agreed to assume ATI-UK’s liabilities, including the customs duties and VAT liabilities described above.

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

Note 13 —	Business segment information

Information about continuing operations by business segment is as follows:

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Dollars in thousands)

Segment data:
Medical	$340,542	$374,057
Aerospace	43,729	66,288
Commercial	85,404	101,765

Segment net revenues	469,675	542,110

Medical	70,193	70,912
Aerospace	3,037	4,928
Commercial	4,661	2,847

Segment operating profit(1)	77,891	78,687
Less: Corporate expenses	10,767	13,008
Net loss on sales of businesses and assets	2,597	18
Restructuring and impairment charges	2,463	8,856
Noncontrolling interest	(236)	(187)

Income from continuing operations before interest and taxes	$62,300	$56,992

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 29,	December 31,
	2009	2008
	(Dollars in thousands)

Identifiable assets(2):
Medical	$3,078,879	$3,135,360
Aerospace	155,099	244,994
Commercial	206,258	215,894
Corporate	358,265	322,286

	$3,798,501	$3,918,534

(1)	Segment operating profit includes a segment’s net revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and noncontrolling interest. Unallocated corporate expenses, (gain) loss on sales of assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

(2)	Identifiable assets do not include assets held for sale of $7.8 and $8.2 million in 2009 and 2008, respectively.

Note 14 —	Divestiture-related activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Net loss on sales of businesses and assets.

The following table provides the amount of Net loss on sales of businesses and assets for the three months ended March 29, 2009 and March 30, 2008:

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Dollars in thousands)

Net loss on sales of businesses and assets	$2,597	$18

During the first quarter of 2009, the Company realized a loss of $2.6 million on the sale of a product line in its Marine business.

Assets Held for Sale

Assets held for sale at March 29, 2009 and December 31, 2008 consists of four buildings which the Company is actively marketing.

Discontinued Operations

On March 20, 2009, the Company completed the sale of its 51 percent share of Airfoil Technologies International — Singapore Pte. Ltd. (“ATI Singapore”) to GE Pacific Private Limited for $300 million in cash. ATI Singapore, which provides engine repair products and services for critical components of flight turbines, was part of a joint venture between General Electric Company (“GE”) and the Company. The Company and GE are also parties to an agreement that will permit the Company to transfer its ownership interest in the remaining ATI business (together with ATI Singapore, the “ATI Business”) to GE by the end of 2009.

The Company’s condensed consolidated statement of income for the three months ended March 30, 2008 has been retrospectively adjusted to reflect the operations of the ATI Business which was part of the Company’s Aerospace Segment as discontinued.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

The results of these discontinued operations for the three months ended March 29, 2009 and March 30, 2008 were as follows:

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Dollars in thousands)

Net revenues	$67,721	$62,410
Costs and other expenses	(45,533)	(47,215)
Gain on disposition	275,787	—

Income from discontinued operations before income taxes	297,975	15,195
Provision for income taxes	99,018	406

Income from discontinued operations	198,957	14,789
Less: Income from discontinued operations attributable to noncontrolling interest	9,860	6,867

Income from discontinued operations attributable to common shareholders	$189,097	$7,922

Net assets and liabilities sold in relation to the ATI Business comprised the following:

March 29, 2009
(Dollars in thousands)

Net assets	$101,052
Net liabilities	(67,474)

$33,578

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Overview

Teleflex strives to maintain a portfolio of businesses that provide consistency of performance, improved profitability and sustainable growth. Over the past several years, we significantly changed the composition of our portfolio through acquisitions and divestitures to improve margins, reduce cyclicality and focus our resources on the development of our core businesses.

On March 20, 2009, we completed the sale of our 51 percent share of Airfoil Technologies International — Singapore Pte. Ltd. (“ATI Singapore”) to GE Pacific Private Limited for $300 million in cash. We recognized a gain of approximately $179 million, net of $97 million of taxes in discontinued operations. We are also party to an agreement with GE that will permit the Company to transfer its ownership interest in the remaining ATI business (together with ATI Singapore, the “ATI Business”) to GE by the end of 2009. We used $240 million of the proceeds to repay long-term debt. (See Note 14 to our condensed consolidated financial statements included in this report for discussion of discontinued operations).

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

The Medical, Aerospace and Commercial segments comprised 73%, 9% and 18% of our revenues, respectively, for the three months ended March 29, 2009 and comprised 69%, 12% and 19% of our revenues, respectively, for the same period in 2008.

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 describe the significant accounting estimates and policies used in preparation of the

Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2009.

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

The following comparisons exclude the impact of the operations of the ATI Business which has been presented in our consolidated financial results as discontinued operations (see Note 14 to our condensed consolidated financial statements included in this report for discussion of discontinued operations).

Revenues

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Dollars in millions)

Net revenues	$469.7	$542.1

Net revenues decreased approximately 13% to $469.7 million from $542.1 million in 2008. Foreign currency translation caused 5% of the decline in revenue, while revenues from core business declined 8% compared to 2008. We experienced declines in core revenue in each of our three segments, Medical (4%), Aerospace (27%) and Commercial (13%). The weak global economic environment negatively impacted the markets served by our Aerospace and Commercial Segments and core growth in the Medical Segment was negatively impacted by distributor inventory reductions, lower demand for respiratory care products in North America due to a less severe flu season compared to 2008 and a decline in orthopedic devices sold to medical Original Equipment Manufacturers, or OEMs.

Gross profit

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Dollars in millions)

Gross profit	$196.1	$213.4
Percentage of sales	41.8%	39.4%

Gross profit as a percentage of revenues increased to 41.8% in 2009 from 39.4% in 2008. While each of our three segments reported higher gross profit as a percentage of revenues, the principal factor impacting the overall increase was a higher percentage of Medical revenues and a $7 million fair value adjustment to inventory in the first quarter of 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009.

Selling, engineering and administrative

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Dollars in millions)

Selling, engineering and administrative	$128.8	$147.6
Percentage of sales	27.4%	27.2%

Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 27.4% in 2009 compared to 27.2% in 2008. The reduction in these costs were principally the result of movements in currency exchange rates of approximately $4 million and approximately $10 million due to cost reduction initiatives including restructuring and integration activities in connection with the Arrow acquisition.

Interest expense

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Dollars in millions)

Interest expense	$25.4	$31.1
Average interest rate on debt	5.68%	6.39%

Interest expense decreased in the first quarter of 2009 compared to the same period of a year ago due to a combination of approximately $100 million lower debt outstanding during the period and to lower interest rates.

Taxes on income from continuing operations

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Dollars in millions)

Effective income tax rate	28.2%	43.4%

The effective income tax rate for the three months ended March 29, 2009 was 28.2% versus 43.4% for the three months ended March 30, 2008. The principal factors affecting the comparison of the effective income tax rate for the respective periods are the beneficial effects of a change in the population of loss making entities under FIN 18 in 2009, a smaller impact from discrete tax charges in 2009 compared to 2008 and a higher benefit related to foreign income inclusions in 2009 compared to 2008.

Restructuring and other impairment charges

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Dollars in millions)

2008 Commercial restructuring program	$1.2	$—
2007 Arrow integration program	1.3	8.0
2006 restructuring programs	—	0.8

Total	$2.5	$8.8

In December 2008, we began certain restructuring initiatives that affect the Commercial Segment. These initiatives involve the consolidation of operations and a related reduction in workforce at three of our facilities in Europe and North America. We determined to undertake these initiatives to improve operating performance and to better leverage our existing resources. These costs amounted to approximately $1.2 million during the first quarter of 2009. As of March 29, 2009, we estimate that we will incur $2.0 — $2.7 million in restructuring charges during the remainder of 2009 in connection with this program. Of this amount, $1.1 — $1.4 million relates to employee termination costs, $0.7 — $0.9 million to facility closure costs and $0.2 — $0.4 million to contract termination costs, primarily relating to leases. We expect to realize annual pre-tax savings of between $3.5 — $4.5 million in 2010 when these restructuring actions are complete.

In connection with the acquisition of Arrow in 2007, we formulated a plan related to the future integration of Arrow and our other Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. Costs related to actions that affect employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the consolidated statement of operations. These costs amounted to approximately $1.3 million during the first quarter of 2009. As of March 29, 2009, we estimate that, for the remainder of 2009 and 2010, the aggregate of future restructuring and impairment charges that we will incur in connection with the Arrow integration plan are approximately $15.8 — $18.0 million. Of this amount, $5.0 — $6.0 million relates to employee termination costs, $0.8 — $1.0 million relates to facility closure costs, $8.5 — $9.0 million relates to contract termination costs associated with the termination of leases and certain distribution agreements and $1.5 — $2.0 million relates to other restructuring costs. We also have incurred restructuring related costs in the Medical Segment which do not qualify for classification as restructuring costs. In 2009 these costs amounted to $0.6 million and are reported in the Medical Segment’s operating results in selling, engineering and administrative expenses. We expect to have realized annual pre-tax savings of between $70 — $75 million in 2010 when these integration and restructuring actions are complete.

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

For additional information regarding our restructuring programs, see Note 4 to our consolidated financial statements included in this report.

Segment Reviews

	Three Months Ended
			% Increase/
	March 29, 2009	March 30, 2008	(Decrease)
	(Dollars in thousands)

Medical	$340,542	$374,057	(9)
Aerospace	43,729	66,288	(34)
Commercial	85,404	101,765	(16)

Segment net revenues	$469,675	$542,110	(13)

Medical	$70,193	$70,912	(1)
Aerospace	3,037	4,928	(38)
Commercial	4,661	2,847	64

Segment operating profit(1)	$77,891	$78,687	(1)

(1)	See Note 13 of our condensed consolidated financial statements for a reconciliation of segment operating profit to income from continuing operations before interest and taxes.

The percentage increases (decreases) in net revenues during the three months ended March 29, 2009 compared to the same period in 2008 are due to the following factors:

	% Increase/(Decrease)
	2009 vs. 2008
	Medical	Aerospace	Commercial	Total

Core growth	(4)	(27)	(13)	(8)
Currency impact	(5)	(7)	(3)	(5)

Total Change	(9)	(34)	(16)	(13)

The following is a discussion of our segment operating results.

Comparison of the three months ended March 29, 2009 and March 30, 2008

Medical

Medical Segment net revenues declined 9% in the first quarter of 2009 to $340.5 million, from $374.1 million in the same period last year. Foreign currency fluctuations caused 5% of the revenue decline and 4% was due to a decline in core revenue. The decline in core revenue was predominantly in the North American critical care, cardiac care and OEM orthopedic instrumentation product groups.

Net sales by product group are comprised of the following. Certain reclassifications within product groups have been made to 2008 amounts to conform with the current year presentation:

	Three Months Ended		% Increase/(Decrease)
	March 29,	March 30,	Core	Currency	Total
	2009	2008	Growth	Impact	Change
	(Dollars in millions)

Critical Care	$218.1	$243.7	(5)	(6)	(11)
Surgical	69.0	72.9	1	(6)	(5)
Cardiac Care	15.4	18.2	(10)	(5)	(15)
OEM	34.2	36.3	(4)	(2)	(6)
Other	3.8	3.0	46	(19)	27

Total Sales	$340.5	$374.1	(4)	(5)	(9)

Medical Segment net revenues for the three months ended March 29, 2009 and March 30, 2008, respectively are geographically comprised of the following:

	2009	2008

North America	55%	54%
Europe, Middle East and Africa	35%	37%
Asia and Latin America	10%	9%

The decrease in critical care product sales during the first quarter of 2009 compared to the same period in 2008 was due to a decline of core revenue in North America of approximately $12 million, principally due to distributor destocking and in respiratory care due to a less severe flu season compared to 2008, and to approximately $13 million from changes in foreign currency exchange rates.

Surgical product core revenue growth in Europe and Asia/Latin America of approximately $2 million was more than offset by the impact of foreign currency rate movements.

Sales credits issued to customers in connection with a voluntary recall of certain intra aortic balloon pump catheters during the first quarter of 2009 was the principal factor in the decrease in sales of Cardiac Care products.

Lower sales to OEMs during the quarter were largely attributable to lower sales of orthopedic instrumentation products as core growth in specialty suture products was offset by changes in foreign currency exchange rates.

Operating profit in the Medical Segment decreased 1%, from $70.9 million to $70.2 million, during the first quarter. The negative impact on operating profit from lower revenues and a stronger US dollar was largely offset by approximately $5 million lower selling, general and administrative costs during the current period as a result of cost reduction intiatives, including restructuring and integration activities in connection with the Arrow acquisition. Also, a $7 million expense for fair value adjustment to inventory in the first quarter of 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009, had a favorable impact on the first quarter of 2009 operating profit comparison to the prior year period.

Aerospace

Aerospace Segment revenues declined 34% in the first quarter of 2009 to $43.7 million, from $66.3 million in the same period last year. Lower sales of wide body cargo handling systems caused by delays in delivery schedules by aircraft manufacturers, a lower number of cargo system conversions in the aftermarket and lower demand for cargo containers from commercial airlines and freight companies due to the current weakness in the commercial aviation sector were the principal factors driving the 27% decline in core revenue during the quarter.

Segment operating profit decreased 38% in the first quarter of 2009, from $4.9 million to $3.0 million, principally due to the lower sales volumes, including reduced sales of higher margin spares and the stronger US dollar.

Commercial

Commercial Segment revenues declined approximately 16% in the first quarter of 2009 to $85.4 million, from $101.8 million in the same period last year. Core revenue declined 13% as a result of a 33% decline in sales of marine products for the recreational boat market which was partially offset by higher sales of auxiliary power units for the North American truck market. Weakness in global economic conditions continues to adversely impact the markets served by our Commercial businesses.

During the first quarter of 2009, operating profit in the Commercial Segment increased 64%, from $2.8 million to $4.7 million in spite of the decline in sales, principally due to the elimination of approximately $4 million of operating costs during the quarter.

Liquidity and Capital Resources

Operating activities from continuing operations used net cash of approximately $4 million during the first three months of 2009. Changes in our operating assets and liabilities of $65 million during the first three months of 2009 is primarily due to increases in accounts receivable and inventory of $13 million and $12 million, respectively and a decrease in trade payables of $18 million and accrued expenses of $18 million reflecting a reduction in payroll related costs and interest. The increase in accounts receivable is largely attributable to the European Medical business where we have experienced a slightly slower paying pattern from our customers, which we believe is a result of the current economic environment, to our Marine business related to entering the peak season and to large aircraft manufacturers extending payment terms. The lower than expected demand for respiratory care products in North America due to a less severe than expected flu season drove $7 million of higher inventory, and delays by aircraft manufacturers in delivery schedules for our wide body cargo handling systems caused an additional $3 million increase in inventory. Tax payments related to the sale of the ATI Business of approximately $93 million are expected to be made in the second quarter of 2009.

Our financing activities from continuing operations during the first three months of 2009 consisted primarily of payment of $240 million in long-term borrowings from the proceeds of the sale of the ATI Business to GE and payment of dividends of $14 million. Cash flows provided by our investing activities from continuing operations during the first three months of 2009 consisted primarily of the proceeds from the sale of the ATI Business and $7 million of capital expenditures.

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

To the extent that cash consideration is received for the sale of undivided interests in the receivables by the SPE to the conduit, it is accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as we have relinquished control of the receivables. Accordingly, undivided interests in accounts receivable sold to the commercial paper conduit under these transactions are excluded from accounts receivables, net in the accompanying consolidated balance sheets. The interests not represented by cash consideration from the conduit are retained by the SPE and remain in accounts receivable in the accompanying consolidated balance sheets.

The interests in receivables sold and the interest in receivables retained by the SPE are carried at face value, which is due to the short-term nature of our accounts receivable. The special purpose entity has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at March 29, 2009 and December 31, 2008, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. Should we default under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE to the commercial paper conduit. The assets of the SPE are not available to satisfy the obligations of Teleflex or any of its other subsidiaries.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through March 29, 2009, no shares have been purchased under this Board authorization.

The following table provides our net debt to total capital ratio:

	March 29,	December 31,
	2009	2008
	(Dollars in thousands)

Net debt includes:
Current borrowings	$5,973	$108,853
Long-term borrowings	1,299,662	1,437,538

Total debt	1,305,635	1,546,391
Less: Cash and cash equivalents	143,051	107,275

Net debt	$1,162,584	$1,439,116

Total capital includes:
Net debt	$1,162,584	$1,439,116
Total common shareholders’ equity	1,401,329	1,246,455

Total capital	$2,563,913	$2,685,571

Percent of net debt to total capital	45%	54%

Our current borrowings have decreased significantly during the first quarter of 2009 because we repaid $240 million of debt from the proceeds of the sale of the ATI Business, $153 million of which were scheduled principal payments through June 30, 2010 on our term loan.

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

Consolidated Interest
	Consolidated Leverage Ratio		Coverage Ratio
Fiscal Quarter Ending on or Nearest to	Must be Less Than	Actual	Must be More Than	Actual

December 31, 2007	4.75:1	3.80:1	3.00:1	3.46:1
March 31, 2008	4.75:1	3.84:1	3.00:1	3.51:1
June 30, 2008	4.75:1	3.71:1	3.00:1	3.58:1
September 30, 2008	4.75:1	3.43:1	3.00:1	3.78:1
December 31, 2008	4.00:1	3.29:1	3.50:1	4.04:1
March 31, 2009	4.00:1	3.13:1	3.50:1	4.16:1
June 30, 2009	4.00:1		3.50:1
September 30, 2009 and at all times thereafter	3.50:1		3.50:1

As of March 29, 2009, the aggregate amount of debt maturing for each year is as follows (dollars in millions):

2009	$6.0
2010	51.2
2011	247.2
2012	769.7
2013	—
2014 and thereafter	231.5

We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations. As of March 29, 2009, the Company had no borrowings outstanding under its $400 million revolving credit facility.

Goodwill

Since we performed our annual goodwill impairment review in 2008, our market capitalization has declined 38% as of March 29, 2009. However, our market capitalization continues to exceed our book value and there have been no significant changes in the underlying businesses. Accordingly, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review.

However, due to the ongoing uncertainty in market conditions, which may negatively impact the performance of our reporting units, we will continue to monitor and evaluate the carrying values of our goodwill. If market and economic conditions or our units’ business performance deteriorates significantly, this could result in our performance of interim impairment reviews. Any such impairment reviews could result in recognition of a goodwill impairment charge in 2009 or thereafter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the quarter ended March 29, 2009. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA). The letter cites three site-specific warning letters issued by the FDA in 2005 and subsequent inspections performed from June 2005 to February 2007 at Arrow’s facilities in the United States. The letter expresses concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation, inspection and training procedures. It also advises that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues has been deficient. Limitations on pre-market approvals and certificates for foreign governments had previously been imposed on Arrow based on prior inspections and the corporate warning letter did not impose additional sanctions that are expected to have a material financial impact on the Company.

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that included the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. The Company has completed implementation of the corrective actions under the plan and is awaiting re-inspection by the FDA.

While the Company believes it has substantially remediated these issues through the corrective actions taken to date, there can be no assurances that these issues have been resolved to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company, including, but not limited to, seizing its product inventory, obtaining a court injunction against further marketing of the Company’s products or assessing civil monetary penalties.

In June 2008, HM Revenue and Customs (“HMRC”) assessed Airfoil Technologies International UK Limited (“ATI-UK”), a consolidated United Kingdom venture in which the Company held a 60% economic interest, approximately $10.5 million for customs duty and approximately $67 million for value added tax (“VAT”). Subsequent to these initial assessments, HMRC has substantially reduced the assessments for customs duties to $50,693 and for VAT to $310,932. In connection with the sale of the Company’s ownership interest in Airfoil Technologies International — Singapore Pte. Ltd. to GE Pacific Private Ltd., which was completed in March 2009, General Electric Company agreed to assume ATI-UK’s liabilities, including the customs duties and VAT liabilities described above.

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

There have been no significant changes in risk factors for the quarter ended March 29, 2009. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Dated: April 28, 2009