Form 10-Q
period 2009-06-28
TELEFLEX INC
filed 2009-07-27
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to                     .
Commission file number 1-5353

TELEFLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	23-1147939
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

155 South Limerick Road, Limerick, Pennsylvania	19468
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
On July 17, 2009, 39,722,921 shares of the registrant’s common stock, $1.00 par value, were outstanding.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share)

Net revenues	$483,059	$559,678	$952,734	$1,101,788
Materials, labor and other product costs	277,048	325,362	550,599	654,033

Gross profit	206,011	234,316	402,135	447,755
Selling, engineering and administrative expenses	133,956	157,445	262,720	305,018
Net loss on sales of businesses and assets	—	—	2,597	18
Goodwill impairment	31,873	—	31,873	—
Restructuring and other impairment charges	6,166	2,591	8,629	11,447

Income from continuing operations before interest and taxes	34,016	74,280	96,316	131,272
Interest expense	21,999	31,376	47,401	62,459
Interest income	(1,463)	(446)	(1,677)	(1,407)

Income from continuing operations before taxes	13,480	43,350	50,592	70,220
Taxes on income from continuing operations	6,889	14,477	17,351	26,139

Income from continuing operations	6,591	28,873	33,241	44,081

Operating income from discontinued operations (including gain on disposal of $275,787 in 2009 and loss on disposal of $4,808 for the three and six month periods in 2008)	—	14,132	297,975	29,327
Taxes (benefit) on income from discontinued operations	(181)	(1,036)	98,837	(630)

Income from discontinued operations	181	15,168	199,138	29,957

Net income	6,772	44,041	232,379	74,038
Less: Net income attributable to noncontrolling interest	302	259	538	446
Income from discontinued operations attributable to noncontrolling interest	—	8,839	9,860	15,706

Net income attributable to common shareholders	$6,470	$34,943	$221,981	$57,886

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.16	$0.72	$0.82	$1.10
Income from discontinued operations	$—	$0.16	$4.77	$0.36

Net income	$0.16	$0.88	$5.59	$1.47

Diluted:
Income from continuing operations	$0.16	$0.72	$0.82	$1.10
Income from discontinued operations	$—	$0.16	$4.74	$0.36

Net income	$0.16	$0.88	$5.56	$1.46

Dividends per share	$0.34	$0.34	$0.68	$0.66

Weighted average common shares outstanding:
Basic	39,717	39,562	39,704	39,508
Diluted	39,921	39,831	39,899	39,770

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$6,289	$28,614	$32,703	$43,635
Discontinued operations, net of tax	181	6,329	189,278	14,251

Net income	$6,470	$34,943	$221,981	$57,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS

Current assets
Cash and cash equivalents	$114,270	$107,275
Accounts receivable, net	275,320	311,908
Inventories, net	411,231	424,653
Prepaid expenses and other current assets	20,998	21,373
Income taxes receivable	37,621	17,958
Deferred tax assets	60,110	66,009
Assets held for sale	8,689	8,210

Total current assets	928,239	957,386
Property, plant and equipment, net	329,466	374,292
Goodwill	1,444,424	1,474,123
Intangibles and other assets, net	1,060,418	1,090,852
Investments in affiliates	15,951	28,105
Deferred tax assets	265	1,986

Total assets	$3,778,763	$3,926,744

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current borrowings	$5,736	$108,853
Accounts payable	104,295	139,677
Accrued expenses	106,361	125,183
Payroll and benefit-related liabilities	71,332	83,129
Derivative liabilities	20,005	27,370
Accrued interest	24,103	26,888
Income taxes payable	3,439	12,613
Deferred tax liabilities	5,735	2,227

Total current liabilities	341,006	525,940
Long-term borrowings	1,299,686	1,437,538
Deferred tax liabilities	335,180	324,678
Pension and postretirement benefit liabilities	172,650	169,841
Other liabilities	163,683	182,864

Total liabilities	2,312,205	2,640,861
Commitments and contingencies
Total common shareholders’ equity	1,462,050	1,246,455
Noncontrolling interest	4,508	39,428

Total equity	1,466,558	1,285,883

Total liabilities and equity	$3,778,763	$3,926,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$232,379	$74,038
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	(199,138)	(29,957)
Depreciation expense	29,237	31,115
Amortization expense of intangible assets	22,230	23,503
Amortization expense of deferred financing costs	3,610	2,510
Impairment of long-lived assets	2,474	—
Impairment of goodwill	31,873	—
Stock-based compensation	4,236	4,241
Net loss on sales of businesses and assets	2,597	18
Other	3,024	1,811
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,590	(10,417)
Inventories	(7,218)	1,855
Prepaid expenses and other current assets	1,445	5,537
Accounts payable and accrued expenses	(41,163)	10,653
Income taxes payable and deferred income taxes	(116,493)	(129,679)

Net cash used in operating activities from continuing operations	(19,317)	(14,772)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	10,000	—
Reduction in long-term borrowings	(249,178)	(38,983)
Decrease in notes payable and current borrowings	(651)	(1,340)
Proceeds from stock compensation plans	367	5,586
Payments to noncontrolling interest shareholders	(295)	(442)
Dividends	(27,014)	(26,086)

Net cash used in financing activities from continuing operations	(266,771)	(61,265)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(15,078)	(16,782)
Proceeds from sales of businesses and assets, net of cash sold	300,000	—
Payments for businesses and intangibles acquired, net of cash acquired	(541)	(6,083)
Investments in affiliates	—	(250)

Net cash provided by (used in) investing activities from continuing operations	284,381	(23,115)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	17,688	31,111
Net cash used in financing activities	(11,075)	(24,500)
Net cash used in investing activities	(1,103)	(1,023)

Net cash provided by discontinued operations	5,510	5,588

Effect of exchange rate changes on cash and cash equivalents	3,192	(4,536)

Net increase (decrease) in cash and cash equivalents	6,995	(98,100)
Cash and cash equivalents at the beginning of the period	107,275	201,342

Cash and cash equivalents at the end of the period	$114,270	$103,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity	Income
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2007	41,794	$41,794	$252,108	$1,118,053	$56,919	2,343	$(140,031)	$42,183	$1,371,026
Net income				57,886				16,152	74,038	$74,038
Split-dollar life insurance arrangements adjustment				(1,874)					(1,874)	(1,874)
Cash dividends ($0.66 per share)				(26,086)					(26,086)
Financial instruments marked to market, net of tax of $(105)					(170)				(170)	(170)
Cumulative translation adjustment					24,849			(132)	24,717	24,717
Pension liability adjustment, net of tax of $1,433					468				468	468
Distributions to noncontrolling interest shareholders								(24,942)	(24,942)
Disposition of noncontrolling interest								804	804

Comprehensive income										$97,179

Shares issued under compensation plans	138	138	9,450			(15)	648		10,236
Deferred compensation						(8)	332		332

Balance at June 29, 2008	41,932	$41,932	$261,558	$1,147,979	$82,066	2,320	$(139,051)	$34,065	$1,428,549

Balance at December 31, 2008	41,995	$41,995	$268,263	$1,182,906	$(108,202)	2,311	$(138,507)	$39,428	$1,285,883
Net income				221,981				10,398	232,379	$232,379
Cash dividends ($0.68 per share)				(27,014)					(27,014)
Financial instruments marked to market, net of tax of $5,690					13,787				13,787	13,787
Cumulative translation adjustment					727			(5)	722	722
Pension liability adjustment, net of tax of $826				1,524					1,524	1,524
Distributions to noncontrolling interest shareholders								(295)	(295)
Disposition of noncontrolling interest								(45,019)	(45,019)

Comprehensive income										$248,412

Shares issued under compensation plans	10	10	3,277			(15)	961		4,248
Deferred compensation						(9)	343		343

Balance at June 28, 2009	42,005	$42,005	$271,540	$1,377,873	$(92,164)	2,287	$(137,203)	$4,507	$1,466,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of presentation
We prepared the accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated on the same basis as our annual consolidated financial statements, with the exception of changes resulting from the adoption of new accounting guidance during the first six months of 2009. Please see Note 2 for a description of the new guidance. We reclassified certain prior year amounts to conform with our current year presentation.
In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with Rule 10-01 of SEC Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
We have evaluated the period from June 28, 2009, the date of the financial statements, through July 27, 2009 the date of the issuance and filing of the financial statements for subsequent events. On July 20, 2009 the Company announced that it had entered into a definitive agreement to sell its Power Systems business. See Note 18 — “Subsequent Event” for a further discussion.
In accordance with applicable accounting standards, the accompanying condensed financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Accordingly, our quarterly condensed financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.
Note 2 — New accounting standards
The financial statements included in this report reflect changes resulting from the recent adoption of several accounting pronouncements. The subject matter of the changes, and the footnotes in which they appear, are as follows:
Evaluation period of subsequent events in Note 1;
Fair value of long-term debt in Note 8;
Disclosure of derivative instruments and hedging activities in Note 9; and
Fair value measurements in Note 10.
We describe below several accounting pronouncements that we either recently adopted (including those reflected in the footnotes referenced above) or we will adopt in the near future.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP No. FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 with respect to financial assets and financial liabilities. The Company adopted the provisions of FSP No. FAS 157-2 as of January 1, 2009. SFAS No. 157 and the related FSP No. FAS 157-2 did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption. Refer to Note 10 for additional discussion on fair value measurements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141(R)’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.
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
On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends SFAS No. 141(R) and clarifies issues that arose regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for fiscal years beginning after December 15, 2008.
SFAS No. 141(R) and the related FSP No. FAS 141(R)-1 did not have an impact on the Company’s results of operations, cash flows or financial position upon adoption; however, future transactions entered into by the Company will be evaluated under the requirements of these standards.
Noncontrolling Interests: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a noncontrolling interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, that the changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 160 as of January 1, 2009. The adoption of SFAS No. 160 has changed the presentation of noncontrolling interests on our income statement, balance sheet and changes in shareholders’ equity.
Disclosures about derivative instruments and hedging activities: In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which requires enhanced disclosures about derivative and hedging activities. Companies are required to provide enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 as of January 1, 2009. Refer to Note 9 for the enhanced disclosures related to the Company’s derivative instruments.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends SFAS No. 142, “Goodwill and Other Intangible Assets” with respect to the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives for intangible assets. FSP No. FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The application of FSP No. FAS 142-3 did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption; however, future transactions entered into by the Company will be subject to the requirements of FSP No. FAS 142-3.
Employers’ Disclosures about Postretirement Benefit Plan Assets: In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP No. FAS 132(R)-1), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Disclosures regarding fair value measurements of pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157. FSP No. FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 will be effective for the Company as of December 31, 2009. As FSP No. FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.
Fair Value of Financial Instruments: In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. In addition, an entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.
FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP No. FAS 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP No. FAS 107-1 as of June 28, 2009. Refer to Note 8 for the interim fair value disclosures related to the Company’s financial instruments.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.
FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. FSP No. FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. The Company adopted FSP No. FAS 157-4 as of June 28, 2009. The adoption of the standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
Subsequent Events: In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for financial statements issued for fiscal and interim periods ending after June 15, 2009 and is applied prospectively. The Company adopted SFAS 165 as of June 28, 2009.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140: In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” to improve the information that is reported in financial statements about the transfer of financial assets and the effects of transfers of financial assets on financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, with transferred financial assets. In addition, SFAS No. 166 eliminates the concept of qualifying special purpose entities. SFAS No. 166 limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS No. 166 is effective for interim periods as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company is currently evaluating the provisions of SFAS No. 166 to determine the impact on the Company’s results of operations, cash flows or financial position.
Amendments to FASB Interpretation No. 46(R): In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R),” which amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. FAS No. 167 is effective for interim periods as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company is currently evaluating the provisions of SFAS No. 167 to determine the impact on the Company’s results of operations, cash flows or financial position.
The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
Note 3 — Integration
Integration of Arrow
In connection with the acquisition of Arrow International, Inc. (“Arrow”) in October 2007, the Company formulated a plan related to the integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. The Company finalized its estimate of the costs to implement the plan in the fourth quarter of 2008. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closures and the termination of certain distribution agreements at the date of acquisition, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides information relating to changes in the accrued liability associated with the Arrow integration plan during the six months ended June 28, 2009:

	Balance at				Balance at
	December 31,	Adjustments to			June 28,
	2008	Reserve	Payments	Translation	2009
	(Dollars in millions)
Termination benefits	$4.3	$(0.3)	$(0.1)	$—	$3.9
Facility closure costs	0.8	—	(0.1)	(0.1)	0.6
Contract termination costs	4.8	0.1	(1.9)	(0.3)	2.7
Other integration costs	0.7	—	—	—	0.7

	$10.6	$(0.2)	$(2.1)	$(0.4)	$7.9

It is anticipated that a majority of these costs will be paid in 2009; however, some portions of the contract termination costs for leased facilities will extend to 2013.
In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company has taken actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4, “Restructuring,” and costs incurred for this aspect of the plan are charged to earnings and included in “restructuring and other impairment charges” within the condensed consolidated statement of operations for the periods in which the costs are incurred.
Note 4 — Restructuring
The amounts included in restructuring and other impairment charges in the condensed consolidated statement of income for the three and six month periods ended June 28, 2009 and June 29, 2008 consisted of the following:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
2008 Commercial Segment Program	$917	$—	$2,055	$—
2007 Arrow Integration Program	2,775	2,734	4,100	10,780
2006 Restructuring Program	—	(143)	—	667
Impairment charges — intangibles and fixed assets	2,474	—	2,474	—

Restructuring and other impairment charges	$6,166	$2,591	$8,629	$11,447

2008 Commercial Segment Program
In December 2008, the Company began certain restructuring initiatives with respect to the Company’s Commercial Segment. These initiatives involve the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities in North America and Europe. The Company determined to undertake these initiatives as a means to address an expected continuation of weakness in the marine and industrial markets.
The charges associated with the 2008 Commercial Segment restructuring program that are included in restructuring and other impairment charges in the condensed consolidated statements of income during the three and six month periods ended June 28, 2009 were as follows:

	Commercial
	Three Months Ended	Six Months Ended
	June 28, 2009	June 28, 2009
	(Dollars in thousands)
Termination benefits	$789	$1,927
Facility closure costs	128	128

	$917	$2,055

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides information relating to changes in the accrued liability associated with the 2008 Commercial Segment restructuring program during the six months ended June 28, 2009:

	Balance at				Balance at
	December 31,	Subsequent			June 28,
	2008	Accruals	Payments	Translation	2009
	(Dollars in thousands)
Termination benefits	$449	$1,927	$(2,137)	$7	$246
Facility closure costs	—	128	(128)	—	—

	$449	$2,055	$(2,265)	$7	$246

As of June 28, 2009, the Company has completed the 2008 Commercial Segment restructuring program.
Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2008 Commercial Segment restructuring program. Facility closure costs relate primarily to costs to prepare a facility for closure.
2007 Arrow Integration Program
In connection with the acquisition of Arrow, the Company formulated a plan related to the integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. In as much as the actions affect employees and facilities of Arrow, the resultant costs have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in “restructuring and other impairment charges” within the condensed consolidated statement of operations.
The charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges for the three and six month periods ended June 28, 2009 and June 29, 2008, are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Termination benefits	$1,467	$1,792	$2,564	$9,838
Facility closure costs	165	—	216	—
Contract termination costs	829	806	891	806
Other restructuring costs	314	136	429	136

	$2,775	$2,734	$4,100	$10,780

The following table provides information relating to changes in the accrued liability associated with the 2007 Arrow integration program during the six months ended June 28, 2009:

	Balance at				Balance at
	December 31,	Subsequent			June 28,
	2008	Accruals	Payments	Translation	2009
	(Dollars in thousands)
Termination benefits	$7,815	$2,564	$(5,829)	$(278)	$4,272
Facility closure costs	601	216	(386)	(16)	415
Contract termination costs	—	891	(641)	8	258
Other restructuring costs	159	429	(471)	(3)	114

	$8,575	$4,100	$(7,327)	$(289)	$5,059

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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 28, 2009, the Company expects to incur the following restructuring expenses associated with the 2007 Arrow integration program in its Medical Segment over the next two years:

(Dollars in millions)
Termination benefits	$3.5 – 4.5
Facility closure costs	0.8 – 1.0
Contract termination costs	5.5 – 6.5
Other restructuring costs	0.1 – 0.3

$9.9 – 12.3

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
For the three and six month periods ended June 29, 2008, the charges associated with the 2006 restructuring program that are included in restructuring and other impairment charges were as follows:

	Medical
	Three Months Ended	Six Months Ended
	June 29, 2008	June 29, 2008
	(Dollars in thousands)
Termination benefits	$(182)	$589
Contract termination costs	39	78

	$(143)	$667

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Contract termination costs related primarily to the termination of leases in conjunction with the consolidation of facilities. As of June 28, 2009 the 2006 restructuring program is complete. The accrued liability at June 28, 2009 and December 31, 2008 was nominal.
Impairment Charges
During the second quarter of 2009, the Company recorded a $2.3 million impairment of an intangible asset in the Commercial Segment. See Note 5 — Impairment of Goodwill and Intangible Assets for a discussion of the charge.
Note 5 — Impairment of Goodwill and Intangible Assets
On July 20, 2009, the Company announced that it had entered into a definitive agreement to sell its Power Systems operations to Fuel Systems Solutions, Inc. for $14.5 million. The sale is expected to be completed in the quarter ended September 27, 2009 at which time we will report the Power Systems operations as a discontinued operation in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The final sales price for these operations is significantly below their carrying value on the Company’s balance sheet at June 28, 2009. Therefore, considering the guidance of SFAS No. 142 we recognized a non-cash goodwill impairment charge of $25.1 million in the quarter ended June 28, 2009 to adjust the carrying value of these operations to their estimated fair value.
The global recession has had a more significant impact on the Company’s Marine and Cargo Container operations than initially anticipated and it appears recovery in those sectors will begin later and at a slower rate than previously believed. As a result of the difficult market conditions in which these reporting units are currently operating and the significant deterioration in the operating performance of these reporting units which has accelerated in the second quarter of 2009, the Company performed an interim review of goodwill and intangible assets in these two reporting units during the second quarter and determined that $6.7 million of goodwill in the Cargo Container operations and $2.3 million of indefinite lived tradenames in the Marine operations were impaired.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In performing the goodwill impairment test, the Company estimated the fair values of these two reporting units by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) analysis of sales of similar assets in actual transactions (the market approach). Using this methodology, the Company determined that the entire $6.7 million of goodwill in the Cargo Container reporting unit was impaired, but that goodwill in the Marine reporting unit was not impaired. In performing the impairment test for the indefinite lived intangibles, the Company estimated the direct cash flows associated with the applicable intangible assets using a “relief from royalty” methodology associated with revenues projected to be generated from these intangibles. Under this methodology, the owner of an intangible asset must determine the arms length royalty that likely would have been charged if the owner had to license that asset from a third party. This analysis indicated that certain tradenames in the Marine reporting unit were impaired by $2.3 million.
Note 6 — Inventories
Inventories consisted of the following:

	June 28,	December 31,
	2009	2008
	(Dollars in thousands)
Raw materials	$185,145	$185,270
Work-in-process	59,108	55,618
Finished goods	203,978	221,281

	448,231	462,169
Less: Inventory reserve	(37,000)	(37,516)

Inventories	$411,231	$424,653

Note 7 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 28, 2009 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)
Goodwill at December 31, 2008	$1,426,031	$6,996	$41,096	$1,474,123
Acquisitions	214			214
Adjustment to acquisition balance sheet	(525)	—	—	(525)
Dispositions	—	(268)	—	(268)
Impairment	—	(6,728)	(25,145)	(31,873)
Translation adjustment	1,685	—	1,068	2,753

Goodwill at June 28, 2009	$1,427,405	—	17,019	1,444,424

Of the $31.9 million of goodwill impairment recognized during the second quarter of 2009, $25.1 is attributed to the Company’s Power Systems reporting unit in the Commercial Segment. The remaining $6.7 million impairment charge represents the impairment of goodwill for the Cargo Container reporting unit in the Aerospace Segment. See Note 5 for further discussion on the goodwill impairment charges.
Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	June 28,	December 31,	June 28,	December 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Customer lists	$555,820	$553,786	$61,011	$48,311
Intellectual property	221,847	221,549	62,251	53,437
Distribution rights	23,322	26,833	16,409	16,422
Trade names	333,682	333,495	3,616	875

	$1,134,671	$1,135,663	$143,287	$119,045

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization expense related to intangible assets was approximately $11.1 million and $11.8 million for the three months ended and $22.2 million and $23.5 million for the six months ended June 28, 2009 and June 29, 2008, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2009	$45,100
2010	45,400
2011	45,100
2012	44,200
2013	42,800
Note 8 — Borrowings
The carrying amount reported in the condensed consolidated balance sheet as of June 28, 2009 for long-term debt is $1,301.0 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,192.2 million at June 28, 2009. The Company’s implied credit rating is a factor in determining the market interest yield curve.
Note 9 — Financial instruments
The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure and interest rate swaps are used to reduce exposure to interest rate changes. In accordance with SFAS No. 133, these derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value of the interest rate swap contracts is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. See Note 10, “Fair Value Measurement” for additional information.
The location and fair values of derivative instruments designated as hedging instruments under SFAS No. 133 in the condensed consolidated balance sheet are as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	As of June 28, 2009
	(Dollars in thousands)
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Interest rate contracts	—	$—	Derivative liabilities — current	$16,823
Interest rate contracts	—	—	Other liabilities — noncurrent	13,962
Foreign exchange contracts	Other assets — current	1,764	Derivative liabilities — current	3,187

Total derivatives		$1,764		$33,972

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The location and amount of the gains and losses for derivatives in SFAS No. 133 cash flow hedging relationships that were reported in other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”) and the condensed consolidated statement of income for the three and six months periods ended June 28, 2009 are as follows:

	Three Months Ended June 28, 2009
	Effective Portion
	Gain/(Loss)
	Recognized in
	OCI	(Gain)/Loss Reclassified from AOCI into Income
	After Tax		Pre-Tax
	Amount	Location	Amount
	(Dollars in thousands)
Interest rate contracts	$6,164	Interest expense	$4,754
Foreign exchange contracts	2,842	Net revenues	(159)
Foreign exchange contracts	—	Materials, labor and other product costs	506
Foreign exchange contracts	—	Income from discontinued operations	—

Total	$9,006		$5,101

	Six Months Ended June 28, 2009
	Effective Portion
	Gain/(Loss)
	Recognized in
	OCI	Loss Reclassified from AOCI into Income
	After Tax		Pre-Tax
	Amount	Location	Amount
	(Dollars in thousands)
Interest rate contracts	$9,262	Interest expense	$9,111
Foreign exchange contracts	4,525	Net revenues	700
Foreign exchange contracts	—	Materials, labor and other product costs	2,122
Foreign exchange contracts	—	Income from discontinued operations	277

Total	$13,787		$12,210

For the three months and six months ended June 28, 2009, there was no ineffectiveness related to the Company’s derivatives.
Note 10 — Fair value measurement
The Company adopted SFAS No. 157 for financial assets and financial liabilities as of January 1, 2008, in accordance with the provisions of SFAS No. 157 and the related guidance of FSP 157-1, FSP 157-2, FSP 157-3 and FSP 157-4. The adoption did not have an impact on the Company’s financial position and results of operations. The Company endeavors to utilize the best available information in measuring fair value in accordance with the valuation hierarchy described below. The Company has determined the fair value of its financial assets based on Level 1 and Level 2 inputs and the fair value of its financial liabilities based on Level 2 inputs in accordance with the valuation hierarchy.
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
2. Quoted prices for identical or similar assets or liabilities in markets that are not active.
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of June 28, 2009 and June 29, 2008:

	Total carrying	Quoted prices in	Significant other	Significant
	value at June 28,	active markets	observable inputs	unobservable
	2009	(Level 1)	(Level 2)	inputs (Level 3)
	(Dollars in thousands)
Deferred compensation assets	$2,595	$2,595	$—	$—
Derivative assets	$1,764	$—	$1,764	$—
Derivative liabilities	$33,972	$—	$33,972	$—

	Total carrying	Quoted prices in	Significant other	Significant
	value at June 29,	active markets	observable inputs	unobservable
	2008	(Level 1)	(Level 2)	inputs (Level 3)
	(Dollars in thousands)
Deferred compensation assets	$3,613	$3,613	$—	$—
Derivative assets	$1,060	$—	$1,060	$—
Derivative liabilities	$18,712	$—	$18,712	$—
Valuation Techniques
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in a rabbi trust, which may be used to fund benefits under certain deferred compensation plans. Under these deferred compensation plans, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign currency forward contracts. The Company takes into account the counterparties or its own creditworthiness in measuring fair value. The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps to manage exposure to interest rate changes. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates which is then adjusted for the Company’s creditworthiness using a credit default swap rate. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 — Changes in shareholders’ equity
Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Shares in thousands)
Common shares, beginning of period	42,005	41,870	41,995	41,794
Shares issued under compensation plans	—	62	10	138

Common shares, end of period	42,005	41,932	42,005	41,932
Less: Treasury shares, end of period	2,287	2,320	2,287	2,320

Outstanding shares, end of period	39,718	39,612	39,718	39,612

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, the Company’s senior loan agreements limit the aggregate amount of share repurchases and other restricted payments the Company may make to $75 million per year in the event the Company’s consolidated leverage ratio (generally “consolidated total indebtedness” to “consolidated EBITDA,” as such terms are defined in the senior loan agreements) exceeds 3.5 to 1. Accordingly, these provisions may limit the Company’s ability to repurchase shares under this Board authorization. Through June 28, 2009, no shares have been purchased under this Board authorization.
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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Shares in thousands)
Basic	39,717	39,562	39,704	39,508
Dilutive shares assumed issued	204	269	195	262

Diluted	39,921	39,831	39,899	39,770

Weighted average stock options that were anti-dilutive and therefore not included in the calculation of earnings per share were approximately 2,015 thousand and 1,749 thousand for the three and six month periods ended June 28, 2009 and approximately 1,119 thousand and 1,029 thousand for the three and six month periods ended June 29, 2008, respectively.
Note 12 — Stock compensation plans
The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock awards to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. Restricted stock awards generally vest in one to three years. During the first six months of 2009, the Company granted non-qualified options to purchase 5,000 shares of common stock and granted restricted stock awards representing 169,469 shares of common stock under the 2000 plan.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. During the first six months of 2009, the Company granted incentive and non-qualified options to purchase 452,644 shares of common stock under the 2008 plan.
Note 13 — Income taxes
The effective income tax rate for the three months ended June 28, 2009 was 51.1% compared to 33.4% for the corresponding prior year period. The effective income tax rate for the six months ended June 28, 2009 was 34.3% compared to 37.2% for the corresponding prior year period. The principal factors affecting comparability of the effective income tax rate for the respective periods are the impairment losses on non-deductible goodwill of $31.9 million taken in the second quarter of 2009 for which there was no income tax benefit, partially offset by (i) a beneficial net impact of discrete tax charges in both the first and second quarters of 2009, including a net reduction in income tax reserves related to the expiration of statutes of limitation for various uncertain tax positions, the settlement of tax audits, and adjustments to previously filed tax returns, and (ii) the impact of 2009 foreign income inclusions which will be immediately taxed in the US.
Note 14 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.
In 2009, the Company offered certain qualifying individuals an early retirement program. Based on the individuals that accepted the offer the Company recognized special termination benefits of $402 thousand in pension expense and $395 thousand in postretirement expense during the three and six month periods ended June 28, 2009.
In 2008, the Company took the following actions with respect to its pension benefits:
• Effective August 31, 2008, the Arrow Salaried plan, the Arrow Hourly plan and the Berks plan were merged into the Teleflex Retirement Income Plan (“TRIP”).
• On October 31, 2008, the TRIP was amended to cease future benefit accruals for all employees, other than those subject to a collective bargaining agreement, as of December 31, 2008.
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
In addition, on October 31, 2008, the Company’s postretirement benefit plans were amended to eliminate future benefits for employees, other than those subject to a collective bargaining agreement, who had not attained age 50 or whose age plus service was less than 65.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in Thousands)
Service cost	$709	$1,330	$284	$247	$1,417	$2,656	$567	$494
Interest cost	4,527	4,661	900	748	9,029	9,311	1,800	1,495
Expected return on plan assets	(3,694)	(5,821)	—	—	(7,377)	(11,642)	—	—
Net amortization and deferral	1,243	471	220	265	2,478	942	441	531
Special Termination Costs	402	—	395	—	402	—	395	—

Net benefit cost	$3,187	$641	$1,799	$1,260	$5,949	$1,267	$3,203	$2,520

Note 15 — Commitments and contingent liabilities
Product warranty liability: The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the six months ended June 28, 2009 (dollars in thousands):

Balance — December 31, 2008	$17,106
Accruals for warranties issued in 2009	4,489
Settlements (cash and in kind)	(4,457)
Accruals related to pre-existing warranties	1,038
Dispositions	(75)
Effect of translation	247

Balance — June 28, 2009	$18,348

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at June 28, 2009. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At June 28, 2009, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.
Accounts receivable securitization program: The Company uses an accounts receivable securitization program to gain access to credit markets with favorable interest rates and reduce financing costs. As currently structured, accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote consolidated subsidiary of Teleflex Incorporated. This SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit. The conduit issues notes secured by those interests and other assets to third party investors.
To the extent that cash consideration is received for the sale of undivided interests in the receivables by the SPE to the conduit, it is accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as we have relinquished control of the receivables. Accordingly, undivided interests in accounts receivable sold to the commercial paper conduit under these transactions are excluded from accounts receivables, net in the accompanying condensed consolidated balance sheets. The interests for which cash consideration is not received from the conduit are retained by the SPE and remain in accounts receivable in the accompanying condensed consolidated balance sheets.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The interests in receivables sold and the interest in receivables retained by the SPE are carried at face value, which is due to the short-term nature of our accounts receivable. The special purpose entity has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at June 28, 2009 and December 31, 2008, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. If the Company defaults under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE by the commercial paper conduit. The assets of the SPE are not available to satisfy the obligations of Teleflex or any of its other subsidiaries.
Information regarding the outstanding balances related to the SPE’s interests in accounts receivables sold or retained as of June 28, 2009 is as follows:

(Dollars in millions)
Interests in receivables sold outstanding (1)	$39.7
Interests in receivables retained, net of allowance for doubtful accounts	$88.5

(1)	Deducted from accounts receivables, net in the condensed consolidated balance sheets.
The delinquency ratio for the qualifying receivables represented 4.4% of the total qualifying receivables as of June 28, 2009.
The following table summarizes the activity related to our interests in accounts receivable sold for the three and six month periods ended June 28, 2009:

	Three Months	Six Months
	Ended June 28,	Ended June 28,
	2009	2009
	(Dollars in millions)
Proceeds from the sale of interest in accounts receivable	$35.0	$35.0
Fees and charges (1)	$0.3	$0.6

(1)	Recorded in interest expense in the condensed consolidated statement of operations.
Other fee charges related to the sale of receivables to the commercial paper conduit for the three and six month periods ended June 28, 2009 were not material.
The Company continues to service the receivables after they are sold to the conduit pursuant to servicing agreements with the SPE. No servicing asset is recorded at the time of sale because we do not receive any servicing fees from third parties or other income related to the servicing of the receivables. The Company does not record any servicing liability at the time of the sale as the receivables collection period is relatively short and the costs of servicing the receivables sold over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 28, 2009, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $9.5 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of June 28, 2009. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 — Business segment information
Information about continuing operations by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Segment data:
Medical	$363,928	$384,335	$704,470	$758,392
Aerospace	36,961	65,733	80,690	132,021
Commercial	82,170	109,610	167,574	211,375

Segment net revenues	$483,059	$559,678	$952,734	$1,101,788

Medical	$78,575	$70,652	$148,768	$141,564
Aerospace	1,020	7,657	4,057	12,585
Commercial	3,171	9,460	7,832	12,307

Segment operating profit(1)	82,766	87,769	160,657	166,456
Less: Corporate expenses	11,013	11,157	21,780	24,165
Net loss on sales of businesses and assets	—	—	2,597	18
Goodwill impairment	31,873	—	31,873	—
Restructuring and other impairment charges	6,166	2,591	8,629	11,447
Noncontrolling interest	(302)	(259)	(538)	(446)

Income from continuing operations before interest and taxes	$34,016	$74,280	$96,316	$131,272

	June 28, 2009	December 31, 2008
	(Dollars in thousands)
Identifiable assets(2):
Medical	$3,124,637	$3,135,360
Aerospace	142,197	244,994
Commercial	152,860	215,894
Corporate	350,380	322,286

	$3,770,074	$3,918,534

(1)
Segment operating profit includes a segment’s net revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and noncontrolling interest. Unallocated corporate expenses, (gain) loss on sales of assets, restructuring and other impairment charges, interest income and expense and taxes on income are excluded from the measure.

(2)	Identifiable assets do not include assets held for sale of $8.7 million and $8.2 million in 2009 and 2008, respectively.
Note 17 — Divestiture-related activities
As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Net loss on sales of businesses and assets.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the amount of Net loss on sales of businesses and assets for the three and six month periods ended June 28, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Net loss on sales of businesses and assets	$—	$—	$2,597	$18
During the first quarter of 2009, the Company realized a loss of $2.6 million on the sale of a product line in its Marine business.
Assets Held for Sale
Assets held for sale at June 28, 2009 and December 31, 2008 consists of four buildings which the Company is actively marketing. During the second quarter of 2009, the Company sold two buildings at approximately net book value and added two new properties to assets held for sale.
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
In the second quarter of 2008, the Company refined its estimates for the post-closing adjustments based on the provisions of the Purchase Agreement with Kongsberg Automotive Holdings on the sale of the Company’s business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (“the GMS businesses”) in 2007. Also during the second quarter of 2008, the Company recorded a charge for the settlement of a contingency related to the sale of the GMS businesses. These activities resulted in a decrease in the gain on sale of the GMS businesses and are reported in discontinued operations as a loss of $4.8 million, with related taxes of $2.0 million.
The Company’s condensed consolidated statement of income for the three and six month periods ended June 28, 2009 and June 29, 2008 has been retrospectively adjusted to reflect the operations of the ATI Business as discontinued in the following table:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Net revenues	$—	$64,407	$67,721	$126,817
Costs and other expenses	—	45,467	45,533	92,682
(Gain) loss on disposition	—	4,808	(275,787)	4,808

Income from discontinued operations before income taxes	—	14,132	297,975	29,327
Provision for income taxes	(181)	(1,036)	98,837	(630)

Income from discontinued operations	181	15,168	199,138	29,957
Less: Income from discontinued operations attributable to noncontrolling interest	—	8,839	9,860	15,706

Income from discontinued operations attributable to common shareholders	$181	$6,329	$189,278	$14,251

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
Net assets and liabilities sold as of March 20, 2009 in relation to the ATI Business were comprised of the following:

(Dollars in thousands)

Net assets	$101,052

Net liabilities	(67,474)

$33,578

Note 18 — Subsequent Event
On July 20, 2009 the Company announced that it had signed a definitive agreement to sell its Power Systems business (“Power”) to Fuel Systems Solutions, Inc. Teleflex will receive cash proceeds of $14.5 million. The transaction is subject to certain customary closing conditions and is expected to be completed in the quarter ended September 27, 2009 at which time Power will be reflected in the Company’s future consolidated financial statements as a discontinued operation.
The final sales price for Power was below the carrying value on the Company’s balance sheet at June 28, 2009. Therefore, the Company recognized a non-cash, non-tax deductible goodwill impairment charge of approximately $25.1 million to adjust the carrying value of these operations to their estimated fair value.

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
On March 20, 2009, we completed the sale of our 51 percent share of Airfoil Technologies International — Singapore Pte. Ltd. (“ATI Singapore”) to GE Pacific Private Limited for $300 million in cash. We recognized a gain of approximately $179 million, net of $97 million of taxes, in discontinued operations. We are also party to an agreement with General Electric Company (“GE”) that will permit us to transfer our ownership interest in the remaining ATI business (together with ATI Singapore, the “ATI Business”) to GE by the end of 2009. We used $240 million of the proceeds to repay long-term debt. (See Note 17 to our condensed consolidated financial statements included in this report for discussion of discontinued operations).
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
The Medical, Aerospace and Commercial segments comprised 74%, 8% and 18% of our revenues, respectively, for the six months ended June 28, 2009 and comprised 69%, 12% and 19% of our revenues, respectively, for the same period in 2008.
Critical Accounting Estimates
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. We have not identified any new critical accounting estimates during the first six months of 2009.
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

The following comparisons exclude the operations of the ATI Business which have been presented in our consolidated financial results as discontinued operations (see Note 17 to our condensed consolidated financial statements included in this report for discussion of discontinued operations).
Revenues

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Net revenues	$483.1	$559.7	$952.7	$1,101.8
Net revenues for the second quarter of 2009 decreased approximately 14% to $483.1 million from $559.7 million in 2008. Core revenues for the quarter declined 8% , and foreign currency translation caused an additional 5% of the decline in revenue. The disposition of a product line in the Commercial Segment during the first quarter of 2009 accounted for the remaining 1% of the decline in revenues. Core revenues were down in the Aerospace Segment (36%), as air cargo traffic continues to be well below 2008 levels and in the Commercial Segment (18%), as weak global economic conditions continue to negatively impact the markets served by our products in this segment. Core revenues in the Medical Segment were essentially unchanged from the second quarter of 2008 as slightly higher sales of surgical and cardiac care products were offset by lower sales of critical care products and orthopedic devices sold to medical original equipment manufacturers, or OEMs.
Net revenues for the first six months of 2009 decreased approximately 13% to $952.7 million from $1,101.8 million in 2008. Revenues from core business caused 8% of the decline in revenue, while foreign currency translation caused 5% of the decline. We experienced declines in core revenue in each of our three segments, Medical (1%), Aerospace (32%) and Commercial (16%). Weak global economic conditions have negatively impacted markets served by our Aerospace and Commercial Segments throughout 2009 and core growth in the Medical Segment was negatively impacted by distributor inventory reductions in the first quarter of 2009, lower demand for respiratory care products in North America due to a less severe flu season compared to 2008 and a decline in orthopedic devices sold to medical OEMs.
Gross profit

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Gross profit	$206.0	$234.3	$402.1	$447.8
Percentage of sales	42.6%	41.9%	42.2%	40.6%
Gross profit as a percentage of revenues for second quarter of 2009 increased to 42.6% from 41.9% in 2008. The principal factor impacting the overall increase was the higher percentage of Medical revenues. Gross profit as a percentage of revenue was higher in the Medical Segment, but lower in the Aerospace and Commercial Segments.
Gross profit as a percentage of revenues for the first six months of 2009 increased to 42.2% from 40.6% for the same period in 2008. The principal factor impacting the overall increase was a higher percentage of Medical revenues and a $7 million fair value adjustment to inventory in the first quarter of 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009. Gross profit as a percentage of revenue for the first six months of 2009 was higher in the Medical Segment, lower in the Commercial Segment and unchanged in the Aerospace Segment compared to the same period of 2008.
Selling, engineering and administrative

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Selling, engineering and administrative	$134.0	$157.4	$262.7	$305.0
Percentage of sales	27.7%	28.1%	27.6%	27.7%

Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 27.7% for the second quarter of 2009 compared to 28.1% for 2008. The reduction in these costs was principally the result of movements in currency exchange rates of approximately $8 million and cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition, which reduced these expenses by approximately $15 million.
Selling, engineering and administrative expenses as a percentage of revenues were 27.6% for the first six months of 2009 which is essentially the same percentage as in the first six months of 2008. The reduction in these costs was principally the result of movements in currency exchange rates of approximately $13 million and cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition and the 2008 Commercial Segment restructuring program, which reduced these expenses by approximately $29 million.
Interest expense

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Interest expense	$22.0	$31.4	$47.4	$62.5
Average interest rate on debt	5.9%	6.2%	5.8%	6.3%
Interest expense decreased in the second quarter of 2009 compared to the same period of 2008 due to a reduction of approximately $375 million in average outstanding debt during the period and lower interest rates. For the first six months of 2009 average outstanding debt was approximately $260 million lower compared to the corresponding period of 2008.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Effective income tax rate	51.1%	33.4%	34.3%	37.2%
The principal factors affecting comparability of the effective income tax rate for the respective periods are the impairment losses on non-deductible goodwill of $31.9 million taken in the second quarter of 2009 for which there was no income tax benefit, partially offset by (i) a beneficial net impact of discrete tax charges in both the first and second quarters of 2009, including a net reduction in income tax reserves related to the expiration of statutes of limitation for various uncertain tax positions, the settlement of tax audits, and adjustments to previously filed tax returns, and (ii) the impact of 2009 foreign income inclusions which will be immediately taxed in the US.
Goodwill impairment

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Commercial Segment	$25,145	$—	$25,145	$—
Aerospace Segment	6,728	—	6,728	—

Goodwill impairment	$31,873	$—	$31,873	$—

On July 20, 2009 we announced that we had entered into a definitive agreement to sell our Power Systems operations for $14.5 million which is significantly less than its carrying value on the Company’s balance sheet at June 28, 2009. Therefore, considering the guidance of SFAS No. 142 we recognized a non-cash goodwill impairment charge of $25.1 million in the quarter ended June 28, 2009 to adjust the carrying value of these operations to their estimated fair value.

The global recession has had a more significant impact on the Company’s Marine and Cargo Container operations than initially anticipated and it appears recovery in those sectors will begin later and at a slower rate than previously believed. As a result of the difficult market conditions in which these reporting units are currently operating and the significant deterioration in the operating performance of these reporting units which has accelerated in the second quarter of 2009, the Company performed an interim review of goodwill and intangible assets in these two reporting units during the second quarter and determined that $6.7 million of goodwill in the Cargo Container operations was impaired.
We will continue to monitor and evaluate the carrying values of our goodwill. If market and economic conditions or our units’ business performance deteriorates significantly, this could result in our performance of additional interim impairment reviews in the future quarters. Any such impairment reviews could result in recognition of a goodwill impairment charge in 2009 or thereafter.
Restructuring and other impairment charges

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
2008 Commercial Segment program	$917	$—	$2,055	$—
2007 Arrow integration program	2,775	2,734	4,100	10,780
2006 restructuring program	—	(143)	—	667
Impairment charges	2,474	—	2,474	—

Restructuring and other impairment charges	$6,166	$2,591	$8,629	$11,447

In December 2008, we began certain restructuring initiatives that affect the Commercial Segment. These initiatives involve the consolidation of operations and a related reduction in workforce at three of our facilities in Europe and North America. We determined to undertake these initiatives to improve operating performance and to better leverage our existing resources in light of expected continued weakness in the marine and industrial markets. These costs amounted to approximately $0.9 million and $2.1 million during the three and six months ended June 28, 2009, respectively. As of June 28, 2009, we have completed the 2008 Commercial Segment restructuring program. We expect to realize annual pre-tax savings of between $3.5 — $4.5 million in 2010.
In connection with the acquisition of Arrow in 2007, we formulated a plan related to the future integration of Arrow and our other Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. Costs related to actions that affect employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the consolidated statement of operations. These costs amounted to approximately $2.8 million and $4.1 million during the three and six months ended June 28, 2009, respectively. As of June 28, 2009, we estimate that, for the remainder of 2009 and 2010, the aggregate of future restructuring and impairment charges that we will incur in connection with the Arrow integration plan are approximately $9.9 — $12.3 million. Of this amount, $3.5 — $4.5 million relates to employee termination costs, $0.8 — $1.0 million relates to facility closure costs, $5.5 — $6.5 million relates to contract termination costs associated with the termination of leases and certain distribution agreements and $0.1 — $0.3 million relates to other restructuring costs. We also have incurred restructuring related costs in the Medical Segment which do not qualify for classification as restructuring costs. In 2009 these costs amounted to $1.1 million and are reported in the Medical Segment’s operating results in selling, engineering and administrative expenses. We expect to have realized annual pre-tax savings of between $70 — $75 million in 2010 when these integration and restructuring actions are complete.
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
During the second quarter of 2009, we recorded a $2.3 million impairment of an intangible asset in the Commercial Segment.

For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.
Segment Reviews

	Three Months Ended			Six Months Ended
			%			%
	June 28,	June 29,	Increase/	June 28,	June 29,	Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Dollars in thousands)

Medical	$363,928	$384,335	(5)	$704,470	$758,392	(7)
Aerospace	36,961	65,733	(44)	80,690	132,021	(39)
Commercial	82,170	109,610	(25)	167,574	211,375	(21)

Segment net revenues	$483,059	$559,678	(14)	$952,734	$1,101,788	(13)

Medical	$78,575	$70,652	11	$148,768	$141,564	5
Aerospace	1,020	7,657	(87)	4,057	12,585	(68)
Commercial	3,171	9,460	(66)	7,832	12,307	(36)

Segment operating profit (1)	$82,766	$87,769	(6)	$160,657	$166,456	(3)

(1)	See Note 16 of our condensed consolidated financial statements for a reconciliation of segment operating profit to income from continuing operations before interest and taxes.
The percentage decreases in net revenues during the three and six month periods ended June 28, 2009 compared to the same period in 2008 are due to the following factors:

	% Increase / (Decrease)
	2009 vs. 2008
	Medical		Aerospace		Commercial		Total
	Three	Six	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months	Months	Months
Core growth	—	(1)	(36)	(32)	(18)	(16)	(8)	(8)
Currency impact	(5)	(6)	(8)	(7)	(3)	(3)	(5)	(5)
Dispositions	—	—	—	—	(4)	(2)	(1)	—

Total change	(5)	(7)	(44)	(39)	(25)	(21)	(14)	(13)

The following is a discussion of our segment operating results.
Comparison of the three and six month periods ended June 28, 2009 and June 29, 2008
Medical
Medical Segment net revenues declined 5% in the second quarter of 2009 to $363.9 million, from $384.3 million in the same period last year. Foreign currency fluctuations caused all the revenue decline as core revenues were essentially flat compared to the second quarter of 2008. Core revenue was higher in the North American, European and Asia/Latin American surgical product groups, but offset by declines in the OEM orthopedic instrumentation product group.
Net revenues for the first six months of 2009 declined 7% compared to the same period of 2008 to $704.5 million, from $758.4 million in the same period in 2008. Foreign currency fluctuations caused 6% of this decrease while core revenue declined 1% during the first six months compared to the same period in 2008. The decline in core revenue was predominantly in the North American critical care market in the first quarter of 2009 and in the OEM orthopedic instrumentation product group.

Information regarding net sales by product group is provided in the following tables. Certain reclassifications within product groups have been made to 2008 amounts to conform to the current year presentation:

	Three Months Ended		% Increase/ (Decrease)
	June 28,	June 29,	Core	Currency	Total
	2009	2008	Growth	Impact	Change
	(Dollars in millions)
Critical Care	$230.9	$246.3	—	(6)	(6)
Surgical	73.1	74.4	5	(7)	(2)
Cardiac Care	19.3	19.0	7	(5)	2
OEM	37.7	40.8	(6)	(2)	(8)
Other	2.9	3.8	(12)	(12)	(24)

Total net sales	$363.9	$384.3	—	(5)	(5)

	Six Months Ended		% Increase/ (Decrease)
	June 28,	June 29,	Core	Currency	Total
	2009	2008	Growth	Impact	Change
	(Dollars in millions)
Critical Care	$449.0	$490.0	(3)	(5)	(8)
Surgical	142.1	147.3	3	(7)	(4)
Cardiac Care	34.7	37.2	(1)	(6)	(7)
OEM	71.9	77.1	(5)	(2)	(7)
Other	6.8	6.8	14	(14)	—

Total net sales	$704.5	$758.4	(1)	(6)	(7)

Medical Segment net revenues for the six months ended June 28, 2009 and June 29, 2008, respectively, by geographic location were as follows:

	2009	2008
North America	54%	52%
Europe, Middle East and Africa	36%	38%
Asia and Latin America	10%	10%
The decrease in critical care product sales during the second quarter of 2009 compared to the same period in 2008 was entirely due to the 6% decrease in currency exchange rates as core revenue of critical care products was essentially unchanged from the same period in 2008. For the first six months of 2009, currency exchange rates caused 5% of the revenue decline and 3% was due to a decline in core revenue principally due to distributor inventory reductions in the first quarter of 2009 and, with regards to our respiratory care products, a less severe flu season in the first quarter of 2009 compared to 2008.
Surgical product core revenue increased approximately 5% during the second quarter of 2009 in North America, Europe and Asia / Latin America, combined, but was more than offset by the 7% decline in foreign currency rate movements. For the first six months of 2009, surgical product core revenue increased 3% principally due to higher sales in Europe and Asia/Latin America, but was more than offset by a 7% decline in currency exchange rates.
Sales credits issued to customers and the related delay in shipments of replacement products in connection with a voluntary recall of certain intra aortic balloon pump catheters during the first quarter of 2009 was the principal factor in the lack of growth in sales of cardiac care products during the first six months of 2009 compared to the same period of 2008.
Sales to OEMs declined 8% in the second quarter of 2009 and 7% for the first six months of 2009. These declines were largely attributable to lower sales of orthopedic instrumentation products due to customer inventory rebalancing and a reduction in new product launches by OEM customers.
Operating profit in the Medical Segment increased 11%, from $70.7 million in the second quarter of 2008 to $78.6 million during the second quarter of 2009. The negative impact on operating profit from a stronger US dollar was largely offset by approximately $15 million lower manufacturing and selling, general and administrative costs during the current period as a result of cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition, and lower expenses related to the remediation of FDA regulatory issues.

Medical Segment operating profit increased 5% from $141.6 million during the first six months of 2008 to $148.8 million during the first six months of 2009. The negative impact on operating profit from slighty lower revenues and a stronger US dollar was largely offset by approximately $19 million of lower manufacturing and selling, general and administrative costs during the current period as a result of cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition, and lower expenses related to the remediation of FDA regulatory issues. Also, a $7 million expense for fair value adjustment to inventory in the first quarter and year to date 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009, had a favorable impact on the comparison of first quarter of 2009 operating profit to the prior year period.
Aerospace
Aerospace Segment revenues declined 44% in the second quarter of 2009 to $37.0 million, from $65.7 million in the same period last year and declined 39% for the first six months of 2009 to $80.7 million, from $132.0 million in the same period of 2008. The current weakness in the commercial aviation sector has reduced the number of aftermarket cargo system conversions, resulting in lower sales of wide body cargo handling systems. In addition, market weakness has resulted in reduced sales to commercial airlines and freight carriers of wide body cargo spare components and repairs and cargo containers and actuators. These reductions were the principal factors driving the 36% and 32% decline in core revenue during the quarter and for the first six months, respectively.
Segment operating profit decreased 87% in the second quarter of 2009, from $7.7 million to $1.0 million, and decreased 68% for the first six months of 2009, from $12.6 million to $4.1 million. This was principally due to the sharply lower sales volumes across the product lines noted above, including an unfavorable mix of lower margin systems sales compared with spares and repairs. The decrease was partially offset by cost reduction initiatives that resulted in operating cost reductions of approximately $2 million in the second quarter of 2009 and approximately $4 million for the first six months of 2009 compared to the same periods of 2008.
Commercial
Commercial Segment revenues declined approximately 25% in the second quarter of 2009 to $82.2 million, from $109.6 million in the same period last year, 18% of which is due to a decline in core revenue. The decline in core revenue was principally a result of a decline in sales of marine products to OEM manufacturers for the recreational boat market (9%) and lower volumes for alternate fuel systems and rigging services (9%) while sales of spare parts in the Marine aftermarket were flat with the same period of 2008. Weakness in global economic conditions continues to adversely impact the markets served by our Commercial businesses.
Commercial Segment revenues declined approximately 21% in the first six months of 2009 to $167.6 million, from $211.4 million in the same period last year, 16% of which is due to a decline in core revenue. The decline in core revenue was principally a result of a decline in sales of marine products to OEM manufacturers for the recreational boat market (13%) and lower volumes for alternate fuel systems (4%).
During the second quarter of 2009, operating profit in the Commercial Segment decreased 66%, from $9.5 million to $3.2 million principally due to the lower sales volumes of marine products to OEM manufacturers for the recreational boat market, alternate fuel systems and rigging services, higher warranty costs related to the truck auxiliary power unit products, and the sale of higher cost inventory in the rigging services business which more than offset the impact from the elimination of approximately $4 million of operating costs compared to the corresponding prior year quarter.
For the first six months of 2009, Commercial Segment operating income decreased 36% from $12.3 million to $7.8 million principally due to the lower sales volumes of marine products to OEM manufacturers for the recreational boat market and alternate fuel systems, higher warranty costs related to the truck auxiliary power unit products, and higher cost inventory in the rigging services business which more than offset the impact from the elimination of approximately $8 million of operating costs compared to the corresponding prior year period.
Liquidity and Capital Resources
Operating activities from continuing operations used net cash of approximately $19 million during the first six months of 2009. Changes in our operating assets and liabilities, which reduced cash by $152 million during the first six months of 2009, primarily reflects payment of income taxes, decreases in accounts payable and accrued expenses and an increase in inventory partly offset by a reduction in accounts receivable. The movement in income taxes payable and deferred income taxes of $116 million during the first six months of 2009 reflects tax payments of approximately $133 million which included approximately $97 million related to the sale of the ATI Business. The decrease in accounts payable and accrued expenses of $41 million is primarily related to a $26 million reduction in accounts payable and a $15 million decrease in accrued expenses reflecting payment of 2008 incentive compensation and reductions in the integration and restructuring accruals due primarily to payments for termination benefits and contract terminations. The change in inventory reflects deferred orders for wide body cargo system conversions in the aftermarket in the Aerospace Segment coupled with inventory build-up in advance of planned manufacturing relocations in the Medical Segment, partly offset by a decrease in the Commercial Segment reflecting the sale of a product line in the Marine business in the first quarter of 2009. The change in accounts receivable is largely attributable to lower sales in the Aerospace and Commercial Segments, partly offset by changes in the European Medical business, where we have experienced a slightly slower paying pattern from our customers. We believe the slower paying pattern is a result of the current economic environment.

Our financing activities from continuing operations during the first six months of 2009 consisted primarily of payment of $240 million in long-term borrowings, which we funded from the proceeds of the sale of the ATI Business to GE and payment of dividends of $27 million. Cash flows provided by our investing activities from continuing operations during the first six months of 2009 consisted primarily of the proceeds from the sale of the ATI Business, offset principally by $15 million of capital expenditures.
We use an accounts receivable securitization program to gain access to enhanced credit markets and reduce financing costs. As currently structured, accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote consolidated subsidiary of Teleflex Incorporated. This SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit. The conduit issues notes secured by those interests and other assets to third party investors.
To the extent that cash consideration is received for the sale of undivided interests in the receivables by the SPE to the conduit, it is accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as we have relinquished control of the receivables. Accordingly, undivided interests in accounts receivable sold to the commercial paper conduit under these transactions are excluded from accounts receivables, net in the condensed consolidated balance sheets. The interests for which cash consideration is not received from the conduit are retained by the SPE and remain in accounts receivable in the accompanying condensed consolidated balance sheets.
The interests in receivables sold and the interest in receivables retained by the SPE are carried at face value, which is due to the short-term nature of our accounts receivable. The special purpose entity has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at June 28, 2009 and December 31, 2008, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. Should we default under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE to the commercial paper conduit. The assets of the SPE are not available to satisfy the obligations of Teleflex or any of its other subsidiaries.
On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, our senior loan agreements impose certain restrictions on our ability to repurchase shares in the event our consolidated leverage ratio (described below) exceeds certain levels, which may further limit our ability to repurchase shares under this Board authorization. Through June 28, 2009, no shares have been purchased under this Board authorization.
The following table provides our net debt to total capital ratio:

	June 28,	December 31,
	2009	2008
	(Dollars in thousands)
Net debt includes:
Current borrowings	$5,736	$108,853
Long-term borrowings	1,299,686	1,437,538

Total debt	1,305,422	1,546,391
Less: Cash and cash equivalents	114,270	107,275

Net debt	$1,191,152	$1,439,116

Total capital includes:
Net debt	$1,191,152	$1,439,116
Total common shareholders’ equity	1,462,050	1,246,455

Total capital	$2,653,202	$2,685,571

Percent of net debt to total capital	45%	54%

Our current borrowings decreased significantly during the first six months of 2009 because we repaid $240 million of debt from the proceeds of the sale of the ATI Business. Of the $240 million payment $153 million represented scheduled principal payments through June 30, 2010 on our term loan.
Our senior credit agreement and senior note agreements, which we refer to as the “senior loan agreements,” contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. These agreements also require us to maintain a Consolidated Leverage Ratio (generally, Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the senior credit agreement) and a Consolidated Interest Coverage Ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) at specified levels as of the last day of any period of four consecutive fiscal quarters ending on or nearest to the end of each calendar quarter, calculated pursuant to the definitions and methodology set forth in the senior credit agreement. The following table indicates the applicable ratios under the senior loan agreements and provides actual ratios for prior periods.

	Consolidated Leverage		Consolidated Interest
	Ratio		Coverage Ratio
	Must be		Must be
Fiscal quarter ending on or nearest to	less than	Actual	more than	Actual
December 31, 2007	4.75:1	3.80:1	3.00:1	3.46:1
March 31, 2008	4.75:1	3.84:1	3.00:1	3.51:1
June 30, 2008	4.75:1	3.71:1	3.00:1	3.58:1
September 30, 2008	4.75:1	3.43:1	3.00:1	3.78:1
December 31, 2008	4.00:1	3.29:1	3.50:1	4.04:1
March 31, 2009	4.00:1	3.13:1	3.50:1	4.16:1
June 30, 2009	4.00:1	3:19:1	3.50:1	4:37:1
September 30, 2009 and at all times thereafter	3.50:1		3.50:1
As of June 28, 2009, the aggregate amount of debt maturing for each year is as follows (dollars in millions):

2009	$5.7
2010	51.2
2011	247.2
2012	769.7
2013	—
2014 and thereafter	231.6
We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations. As of June 28, 2009, we had no outstanding borrowings and approximately $7 million in outstanding stand by letters of credit issued under our $400 million revolving credit facility.
Potential Tax Legislation
President Obama and the U.S. Treasury Department proposed, on May 5, 2009, changing certain tax rules for U.S. corporations doing business outside the United States. The proposed changes would limit the ability of U.S. corporations to deduct expenses attributable to foreign earnings, modify the foreign tax credit rules and further restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the ultimate scope of the reforms will be. Depending on their content, such reforms, if enacted, could have an adverse effect on our future operating results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk for the quarter ended June 28, 2009. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended June 28, 2009. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s 2009 Annual Meeting of Stockholders held on May 1, 2009, the Company’s stockholders voted on:
• the election of four directors of the Company to serve for a term of three years or until their successors have been elected and qualified; and
• a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

With respect to the election of directors, the Company’s stockholders elected each of Jeffrey P. Black, Sigismundus W.W. Lubsen, Stuart A. Randle and Harold L. Yoh III to the Company’s Board of Directors to serve a three-year term expiring in 2012. The number of votes cast for or withheld with respect to each nominee is set forth below:

Name	For	Withheld
Jeffrey P. Black	33,843,966	1,399,517
Sigismundus W.W. Lubsen	34,101,938	1,141,545
Stuart A. Randle	34,434,753	808,730
Harold L. Yoh III	34,533,444	710,039
The directors of the Company comprising the other two classes of the Board, who continued in office following the meeting are Patricia C. Barron, Jeffrey A. Graves and James W. Zug, whose terms expire in 2010, and George Babich, Jr., William R. Cook, Stephen K. Klasko and Benson F. Smith, whose terms expire in 2011.
The Company’s stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year. The number of votes cast for or against, the number of abstentions and the number of broker non-votes with respect to the proposal are set forth below:

For	Against	Abstain	Broker Non-Votes
35,067,471	139,196	36,818	—
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
Dated: July 27, 2009

EXHIBIT INDEX

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