Form 10-Q/A
period 2009-06-28
TELEFLEX INC
filed 2009-08-05
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Teleflex Incorporated for the period ended June 28, 2009, as filed with the Securities and Exchange Commission on July 27, 2009 (the “Form 10-Q”) is being filed solely to correct typographical errors under Part 1, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Specifically, the captions of the tables appearing in the “Revenues,” “Gross profit,” “Selling, engineering and administrative” and “Interest expense” sections of Item 2 have been revised to replace the “dollars in thousands” references with “dollars in millions.” In addition, the caption “dollars in thousands” has been removed from the table appearing under the “Taxes on income from continuing operations” section of Item 2. Except as specifically noted above, this Amendment does not amend, modify or update any disclosures contained in the Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-Q on July 27, 2009.

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
	(Dollars in millions)
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
	(Dollars in millions)
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
	(Dollars in millions)
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
	(Dollars in millions)
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
Dated: August 5, 2009

EXHIBIT INDEX

Exhibit No.		Description

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.