Form 10-Q
period 2009-09-27
TELEFLEX INC
filed 2009-10-27
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-5353

TELEFLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	23-1147939 (I.R.S. employer identification no.)
incorporation or organization)

155 South Limerick Road, Limerick, Pennsylvania	19468
(Address of principal executive offices)	(Zip Code)
(610) 948-5100
(Registrant’s telephone number, including area code)
(None)
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On October 16, 2009, 39,727,071 shares of the registrant’s common stock, $1.00 par value, were outstanding.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share)

Net revenues	$461,479	$504,035	$1,375,059	$1,569,486
Materials, labor and other product costs	260,925	294,202	780,710	917,802

Gross profit	200,554	209,833	594,349	651,684
Selling, engineering and administrative expenses	126,151	137,527	381,132	432,833
Net loss on sales of businesses and assets	—	—	2,597	18
Goodwill impairment	—	—	6,728	—
Restructuring and other impairment charges	4,783	470	13,412	11,917

Income from continuing operations before interest and taxes	69,620	71,836	190,480	206,916
Interest expense	21,074	28,983	68,470	91,433
Interest income	(233)	(492)	(1,907)	(1,861)

Income from continuing operations before taxes	48,779	43,345	123,917	117,344
Taxes on income from continuing operations	13,740	13,718	29,262	39,443

Income from continuing operations	35,039	29,627	94,655	77,901

Operating (loss) income from discontinued operations (including (loss) gain on disposal of ($3,480) and $272,307 for the three and nine month periods in 2009, respectively and (loss) on disposal of ($4,808) for the nine month period in 2008)	(4,207)	22,302	269,222	47,850
Taxes (benefit) on income from discontinued operations	(7,785)	(17)	92,881	(233)

Income from discontinued operations	3,578	22,319	176,341	48,083

Net income	38,617	51,946	270,996	125,984
Less: Net income attributable to noncontrolling interest	305	196	843	642
Income from discontinued operations attributable to noncontrolling interest	—	9,431	9,860	25,137

Net income attributable to common shareholders	$38,312	$42,319	$260,293	$100,205

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.87	$0.74	$2.36	$1.95
Income from discontinued operations	$0.09	$0.33	$4.19	$0.58

Net income	$0.96	$1.07	$6.55	$2.53

Diluted:
Income from continuing operations	$0.87	$0.74	$2.35	$1.94
Income from discontinued operations	$0.09	$0.32	$4.17	$0.58

Net income	$0.96	$1.06	$6.52	$2.52

Dividends per share	$0.34	$0.34	$1.02	$1.00

Weighted average common shares outstanding:
Basic	39,724	39,645	39,711	39,553
Diluted	39,932	39,970	39,910	39,837

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$34,734	$29,431	$93,812	$77,259
Income from discontinued operations, net of tax	3,578	12,888	166,481	22,946

Net income	$38,312	$42,319	$260,293	$100,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$158,789	$107,275
Accounts receivable, net	266,924	311,908
Inventories, net	395,234	424,653
Prepaid expenses and other current assets	20,099	21,373
Income taxes receivable	37,628	17,958
Deferred tax assets	58,609	66,009
Assets held for sale	9,010	8,210

Total current assets	946,293	957,386
Property, plant and equipment, net	327,014	374,292
Goodwill	1,466,829	1,474,123
Intangibles and other assets, net	1,055,329	1,090,852
Investments in affiliates	12,214	28,105
Deferred tax assets	—	1,986

Total assets	$3,807,679	$3,926,744

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current borrowings	$5,956	$108,853
Accounts payable	85,834	139,677
Accrued expenses	101,720	125,183
Payroll and benefit-related liabilities	72,544	83,129
Derivative liabilities	18,240	27,370
Accrued interest	19,950	26,888
Income taxes payable	13,341	12,613
Deferred tax liabilities	8,254	2,227

Total current liabilities	325,839	525,940
Long-term borrowings	1,248,584	1,437,538
Deferred tax liabilities	344,197	324,678
Pension and postretirement benefit liabilities	169,868	169,841
Other liabilities	165,628	182,864

Total liabilities	2,254,116	2,640,861
Commitments and contingencies
Total common shareholders’ equity	1,549,092	1,246,455
Noncontrolling interest	4,471	39,428

Total equity	1,553,563	1,285,883

Total liabilities and equity	$3,807,679	$3,926,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$270,996	$125,984
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(176,341)	(48,083)
Depreciation expense	42,599	44,065
Amortization expense of intangible assets	32,917	34,255
Amortization expense of deferred financing costs	4,556	3,931
Impairment of long-lived assets	5,788	—
Impairment of goodwill	6,728	—
Stock-based compensation	6,793	6,447
Net loss on sales of businesses and assets	2,597	18
Other	257	16,901
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	12,491	(7,081)
Inventories	7,455	(9,838)
Prepaid expenses and other current assets	2,274	9,104
Accounts payable and accrued expenses	(45,493)	8,032
Income taxes payable and deferred income taxes	(92,396)	(135,591)

Net cash provided by operating activities from continuing operations	81,221	48,144

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	10,018	77,000
Reduction in long-term borrowings	(300,268)	(185,345)
(Decrease) increase in notes payable and current borrowings	(836)	2,386
Proceeds from stock compensation plans	750	7,717
Payments to noncontrolling interest shareholders	(702)	(739)
Dividends	(40,521)	(39,568)

Net cash used in financing activities from continuing operations	(331,559)	(138,549)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(21,485)	(25,546)
Proceeds from sales of businesses and assets, net of cash sold	314,513	6,681
Payments for businesses and intangibles acquired, net of cash acquired	(1,730)	(6,083)
Investments in affiliates	—	(320)

Net cash provided by (used in) investing activities from continuing operations	291,298	(25,268)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	14,358	44,388
Net cash used in financing activities	(11,075)	(32,340)
Net cash used in investing activities	(1,173)	(2,746)

Net cash provided by discontinued operations	2,110	9,302

Effect of exchange rate changes on cash and cash equivalents	8,444	(3,574)

Net increase (decrease) in cash and cash equivalents	51,514	(109,945)
Cash and cash equivalents at the beginning of the period	107,275	201,342

Cash and cash equivalents at the end of the period	$158,789	$91,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity	Income
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2007	41,794	$41,794	$252,108	$1,118,053	$56,919	2,343	$(140,031)	$42,183	$1,371,026
Net income				100,205				25,779	125,984	$125,984
Split-dollar life insurance arrangements adjustment				(1,874)					(1,874)	(1,874)
Cash dividends ($1.00 per share)				(39,568)					(39,568)
Financial instruments marked to market, net of tax of $(48)					(64)				(64)	(64)
Cumulative translation adjustment					(14,126)			(279)	(14,405)	(14,405)
Pension liability adjustment, net of tax of $3,861					(2,399)				(2,399)	(2,399)
Distributions to noncontrolling interest shareholders								(33,079)	(33,079)
Disposition of noncontrolling interest								804	804

Comprehensive income										$107,242

Shares issued under compensation plans	190	190	14,423			(15)	657		15,270
Deferred compensation						(8)	332		332

Balance at September 28, 2008	41,984	$41,984	$266,531	$1,176,816	$40,330	2,320	$(139,042)	$35,408	$1,422,027

Balance at December 31, 2008	41,995	$41,995	$268,263	$1,182,906	$(108,202)	2,311	$(138,507)	$39,428	$1,285,883
Net income				260,293				10,703	270,996	$270,996
Cash dividends ($1.02 per share)				(40,521)					(40,521)
Financial instruments marked to market, net of tax of $6,005					13,858				13,858	13,858
Cumulative translation adjustment					60,658			61	60,719	60,719
Pension liability adjustment, net of tax of $1,378					764				764	764
Distributions to noncontrolling interest shareholders								(702)	(702)
Disposition of noncontrolling interest								(45,019)	(45,019)

Comprehensive income										$346,337

Shares issued under compensation plans	20	20	6,261			(14)	961		7,242
Deferred compensation						(9)	343		343

Balance at September 27, 2009	42,015	$42,015	$274,524	$1,402,678	$(32,922)	2,288	$(137,203)	$4,471	$1,553,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of presentation
We prepared the accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated on the same basis as our annual consolidated financial statements, with the exception of changes resulting from the adoption of new accounting guidance during the first nine months of 2009 as described in Note 2 below. As a result of this new accounting guidance, we reclassified certain prior year amounts.
In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with Rule 10-01 of SEC Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
We have evaluated the period from September 27, 2009, the date of the financial statements, through October 27, 2009, the date of the issuance and filing of the financial statements, and determined that no material subsequent events occurred that would affect the information presented in these financial statements or require additional disclosure.
In accordance with applicable accounting standards, the accompanying condensed financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, our quarterly condensed financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Disclosure of derivative instruments and hedging activities in Note 8;
Fair value of long-term debt in Note 9; and
Fair value measurements in Note 9.
Described below are several accounting pronouncements that we either recently adopted (including those reflected in the footnotes referenced above) or will adopt in the near future:
The Company adopted the following new accounting standards as of January 1, 2009, the first day of its 2009 fiscal year:
Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures.” This topic established a common definition of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements.
In February 2008, the FASB updated Fair Value Measurements and Disclosures allowing a deferral of the effective date of this topic for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the initial topic as of January 1, 2008 with respect to financial assets and financial liabilities and adopted the update to the topic as of January 1, 2009 with respect to nonfinancial assets and liabilities. While the topic and the related update did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption, the topic required additional disclosures regarding the Company’s assets and liabilities recorded at fair value which disclosures are included in Note 9.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Combinations: In December 2007, the FASB revised the accounting for business combinations (ASC topic 805, “Business Combinations”). The revised topic retained the fundamental requirement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. The revised topic defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.
The revised topic replaces the cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. In addition, the revised topic changes the allocation and treatment of acquisition-related costs, restructuring costs that the acquirer expected but was not obligated to incur, the recognition of assets acquired and liabilities assumed arising from contingencies and the recognition and measurement of goodwill.
The FASB issued an update to amend the Business Combinations topic on April 1, 2009. The amendment clarified issues that arose regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.
The revised topic and the related update did not have an impact on the Company’s results of operations, cash flows or financial position upon their adoption.
Non-controlling Interests: In December 2007, the FASB issued an update to ASC topic 810, “Consolidation.” The update establishes accounting and reporting standards for the non-controlling interest in a subsidiary, sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. The update clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The update requires that a non-controlling interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, that the changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions and that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The adoption changed the presentation of non-controlling interests on our income statement, balance sheet and changes in shareholders’ equity.
Disclosures about derivative instruments and hedging activities: In March 2008, the FASB issued an update to ASC topic 815, “Derivatives and Hedging,” which requires enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the topic and related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Refer to Note 8 for the enhanced disclosures related to the Company’s derivative instruments.
Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued an amendment to ASC topic 350, “Intangibles-Goodwill and Other,” that addresses the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives for intangible assets. The amendment requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. The amendment did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption.
The Company adopted the following new accounting standards in the second quarter of 2009:
Interim Disclosures about Fair Value of Financial Instruments: In April 2009, the FASB issued an update to ASC topic 470, “Debt,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The update also amends prior guidance under ASC topic 270, “Interim Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The update requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. In addition, an entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The update does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Refer to Note 9 for the interim fair value disclosures related to the Company’s financial instruments.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: In April 2009, the FASB issued an update to ASC topic 820, “Fair Value Measurements and Disclosures,” that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The update also includes guidance on identifying circumstances that indicate a transaction is not orderly.
The update does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of the update did not have a material impact on the Company’s results of operations, cash flows or financial position.
Subsequent Events: In May 2009, the FASB issued ASC topic 855, “Subsequent Events,” which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued.
The Company adopted the following new accounting standard in the third quarter of 2009:
The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles: In June 2009, the FASB issued an amendment to ASC topic 105, “Generally Accepted Accounting Principles.” The amendment identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The amendment establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.
The Company will adopt the following new accounting standards in the fourth quarter of 2009:
Employers’ Disclosures about Postretirement Benefit Plan Assets: In December 2008, the FASB issued an update to ASC topic 715, “Compensation-Retirement Benefits,” which requires additional disclosures regarding employers’ pension and other postretirement benefit plan assets. Disclosures regarding fair value measurements of pension and other postretirement benefit plan assets previously were not included within the scope of the topic. The update requires employers to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required under ASC topic 820, “Fair Value Measurements and Disclosures,” the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. The update is effective for the Company as of December 31, 2009. Since the update provides only disclosure requirements, the adoption will not have a material impact on the Company’s results of operations, cash flows or financial position.
Measuring Liabilities at Fair Value: In September 2009, the FASB issued an amendment to ASC topic 820, “Fair Value Measurements and Disclosures,” to clarify how an entity should measure the fair value of liabilities. The amendment also clarifies that restrictions which prevent the transfer of a liability should not be considered as separate inputs or adjustments in the measurement of the liability’s fair value. The amendment reaffirms the measurements concept of determining fair value based on an orderly transaction between market participants even though liabilities are infrequently transferred due to contractual or other legal restrictions. The amendment is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.
The Company will adopt the following new accounting standards as of January 1, 2010, the first day of its 2010 fiscal year:
Accounting for Transfers of Financial Assets — an amendment of ASC topic 860, “Transfers and Servicing:” In June 2009, the FASB issued an amendment to ASC topic 860, “Transfers and Servicing,” to improve the information that is reported in financial statements about the transfer of financial assets and the effects of transfers of financial assets on financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, with transferred financial assets. In addition, the amendment eliminates the concept of qualifying special purpose entities and limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements being presented when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor and/or when the transferor has continuing involvement with the transferred financial asset. Upon the adoption of this amendment in the first quarter of 2010 the accounts receivable that the Company had previously treated as sold and removed from the balance sheet will be included in accounts receivable, net and the amounts outstanding under the Company’s Accounts Receivable Securitization Program will be accounted for as a secured borrowing and reflected as short-term debt on our balance sheet (which as of September 27, 2009 is $39.7 million for both).

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amendment to ASC topic 810, “Consolidation:” In June 2009, the FASB issued an amendment to ASC topic 810, “Consolidation,” that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. The Company is currently evaluating the provisions of the amendment to determine the impact on the Company’s results of operations, cash flows and financial position.
Note 3 — Integration
Integration of Arrow
In connection with the acquisition of Arrow International, Inc. (“Arrow”) in October 2007, the Company formulated a plan related to the integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. The Company finalized its estimate of the costs to implement the plan in the fourth quarter of 2008. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closures and the termination of certain distribution agreements at the date of acquisition.
The following table provides information relating to changes in the accrued liability associated with the Arrow integration plan during the nine months ended September 27, 2009:

	Balance at				Balance at
	December 31,	Adjustments to			September 27,
	2008	Reserve	Payments	Translation	2009
	(Dollars in millions)
Termination benefits	$4.3	$(0.3)	$(0.1)	$—	$3.9
Facility closure costs	0.8	—	(0.2)	—	0.6
Contract termination costs	4.8	0.1	(1.9)	(0.3)	2.7
Other integration costs	0.7	—	—	—	0.7

	$10.6	$(0.2)	$(2.2)	$(0.3)	$7.9

The termination benefits are expected to be paid in 2010. The facility closure costs consist of payments for leased facilities that will extend to 2013. Approximately $2.1 million of the contract termination costs will be paid in the next six months to terminate a European distributor agreement.
In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company has taken actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4, “Restructuring.” Costs that affect employees and facilities of Teleflex are charged to earnings and included in “restructuring and other impairment charges” within the condensed consolidated statement of operations for the periods in which the costs are incurred.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Restructuring and other impairment charges
The amounts included in restructuring and other impairment charges in the condensed consolidated statement of income for the three and nine month periods ended September 27, 2009 and September 28, 2008 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in thousands)
2008 Commercial Segment Restructuring Program	$185	$—	$2,240	$—
2007 Arrow Integration Program	1,284	432	5,384	11,212
2006 Restructuring Program	—	38	—	705
Impairment charges — intangibles and fixed assets	3,314	—	5,788	—

Restructuring and other impairment charges	$4,783	$470	$13,412	$11,917

2008 Commercial Segment Restructuring Program
In December 2008, the Company began certain restructuring initiatives with respect to the Company’s Commercial Segment. These initiatives involve the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities in North America and Europe. The Company determined to undertake these initiatives as a means to improve operating performance and to better leverage its existing resources in light of expected continued weakness in the marine and industrial markets.
The charges associated with the 2008 Commercial Segment restructuring program that are included in restructuring and other impairment charges in the condensed consolidated statements of income during the three and nine month periods ended September 27, 2009 were as follows:

	Commercial
	Three Months Ended	Nine Months Ended
	September 27, 2009	September 27, 2009
	(Dollars in thousands)
Termination benefits	$100	$2,027
Facility closure costs	85	213

	$185	$2,240

The following table provides information relating to changes in the accrued liability associated with the 2008 Commercial Segment restructuring program during the nine months ended September 27, 2009:

	Balance at				Balance at
	December 31,	Subsequent			September 27,
	2008	Accruals	Payments	Translation	2009
	(Dollars in thousands)
Termination benefits	$449	$2,027	$(2,430)	$7	$53
Facility closure costs	—	213	(213)	—	—

	$449	$2,240	$(2,643)	$7	$53

As of September 27, 2009, the Company has substantially completed the 2008 Commercial Segment restructuring program.
Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2008 Commercial Segment restructuring program. Facility closure costs relate primarily to costs to prepare a facility for closure.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2007 Arrow Integration Program
The charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges for the three and nine month periods ended September 27, 2009 and September 28, 2008, are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in thousands)
Termination benefits	$679	$44	$3,243	$9,882
Facility closure costs	193	—	409	—
Contract termination costs	157	63	1,048	869
Other restructuring costs	255	325	684	461

	$1,284	$432	$5,384	$11,212

The following table provides information relating to changes in the accrued liability associated with the 2007 Arrow integration program during the nine months ended September 27, 2009. Subsequent accruals represent the recognition of non-accruable restructuring expenses in the period in which the expense has been incurred:

	Balance at				Balance at
	December 31,	Subsequent			September 27,
	2008	Accruals	Payments	Translation	2009
	(Dollars in thousands)
Termination benefits	$7,815	$3,243	$(7,793)	$(149)	$3,116
Facility closure costs	601	409	(383)	9	636
Contract termination costs	—	1,048	(688)	25	385
Other restructuring costs	159	684	(821)	2	24

	$8,575	$5,384	$(9,685)	$(113)	$4,161

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2007 Arrow integration program. Facility closure costs relate primarily to costs to prepare a facility for closure. Contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of facilities.
As of September 27, 2009, the Company expects to incur the following restructuring expenses associated with the 2007 Arrow integration program in its Medical Segment through December 2010:

(Dollars in millions)
Termination benefits	$1.5 – 2.5
Facility closure costs	0.2 – 0.4
Contract termination costs	0.5 – 0.8
Other restructuring costs	0.7 – 1.0

$2.9 – 4.7

During the third quarter of 2009 the Company revised the 2007 Arrow integration program resulting in a $2 million reduction in termination benefits due to a decision to retain certain functions in Europe and a $5 million reduction in contract termination costs due to a decision to maintain certain distributor relationships in Asia.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and nine month periods ended September 28, 2008, the charges associated with the 2006 restructuring program that are included in restructuring and other impairment charges were as follows:

	Medical
	Three Months Ended	Nine Months Ended
	September 28,	September 28,
	2008	2008
	(Dollars in thousands)
Termination benefits	$—	$589
Contract termination costs	38	116

	$38	$705

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Contract termination costs related primarily to the termination of leases in conjunction with the consolidation of facilities. The 2006 Restructuring Program ceased December 31, 2008, no costs were incurred under this program in 2009. The accrued liability at September 27, 2009 and December 31, 2008 was nominal.
Impairment Charges
During the second quarter of 2009, the Company recorded $2.3 million in impairment charges with respect to an intangible asset in the Commercial Segment. In 2004, the Company contributed property and other assets that had been part of one of its former manufacturing sites to a real estate venture in California. During the third quarter of 2009, based on continued deterioration in the California real estate market, the Company concluded that its investment was not recoverable and recorded $3.3 million in impairment charges to fully write-off its investment in this venture. See Note 5 — Impairment of Goodwill and Intangible Assets for a discussion of the charge.
Note 5 — Impairment of Goodwill and Intangible Assets
The Company performed an interim review of goodwill and intangible assets in the Marine and Cargo Container reporting units during the second quarter of 2009 and determined that $6.7 million of goodwill in the Cargo Container operations and $2.3 million of indefinite lived tradenames in the Marine operations were impaired. The Company performed this interim review as a result of the difficult market conditions in which these reporting units are currently operating and the significant deterioration in the operating performance of these reporting units which accelerated in the second quarter of 2009.
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
Note 6 — Inventories
Inventories consisted of the following:

	September 27,	December 31,
	2009	2008
	(Dollars in thousands)
Raw materials	$164,977	$185,270
Work-in-process	61,284	55,618
Finished goods	205,389	221,281

	431,650	462,169
Less: Inventory reserve	(36,416)	(37,516)

Inventories	$395,234	$424,653

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 27, 2009 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)
Goodwill at December 31, 2008	$1,426,031	$6,996	$41,096	$1,474,123
Acquisitions	214	—	—	214
Adjustment to acquisition balance sheet	(525)	—	—	(525)
Dispositions	—	(268)	(27,181)	(27,449)
Impairment	—	(6,728)	—	(6,728)
Translation adjustment	26,022	—	1,172	27,194

Goodwill at September 27, 2009	$1,451,742	$—	$15,087	$1,466,829

The $6.7 million impairment charge recognized during the second quarter represents the impairment of goodwill for the Cargo Container reporting unit in the Aerospace Segment. See Note 5 for further discussion on the goodwill impairment charge.
The dispositions relate to the sale of the ATI (Aerospace) and Power Systems (Commercial) businesses in the first and third quarters of 2009, respectively.
Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	September 27,	December 31,	September 27,	December 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Customer lists	$560,643	$553,786	$67,896	$48,311
Intellectual property	208,543	221,549	55,233	53,437
Distribution rights	22,890	26,833	16,414	16,422
Trade names	337,536	333,495	3,579	875

	$1,129,612	$1,135,663	$143,122	$119,045

Amortization expense related to intangible assets was approximately $11.1 million and $11.2 million for the three months ended and $32.9 million and $34.3 million for the nine months ended September 27, 2009 and September 28, 2008, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2009	$44,300
2010	44,500
2011	44,300
2012	43,400
2013	42,100
Note 8 — Financial instruments
The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure and interest rate swaps are used to reduce exposure to interest rate changes. In accordance with ASC topic 815, “Derivatives and Hedging,” these derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 9, “Fair Value Measurement” for additional information.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The location and fair values of derivative instruments designated as hedging instruments under ASC topic 815, “Derivatives and Hedging” in the condensed consolidated balance sheet are as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	As of September 27, 2009
	(Dollars in thousands)
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Interest rate contracts	—	$—	Derivative liabilities — current	$16,842
Interest rate contracts	—	—	Other liabilities — noncurrent	14,490
Foreign exchange contracts	Other assets — current	1,234	Derivative liabilities — current	1,398
Foreign exchange contracts	—	—	Other liabilities — noncurrent	106

Total derivatives		$1,234		$32,836

The location and amount of the gains and losses for derivatives in cash flow hedging relationships as defined under ASC topic 815, “Derivatives and Hedging,” that were reported in other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”) and the condensed consolidated statement of income for the three and nine months periods ended September 27, 2009 are as follows:

	Three Months Ended September 27, 2009
	Effective Portion
	Gain/(Loss)
	Recognized
	in OCI	(Gain)/Loss Reclassified from AOCI into Income
	After Tax		Pre-Tax
	Amount	Location	Amount
	(Dollars in thousands)
Interest rate contracts	$(334)	Interest expense	$5,164
Foreign exchange contracts	405	Net revenues	(548)
Foreign exchange contracts	—	Materials, labor and other product costs	694
Foreign exchange contracts	—	Selling, engineering, and administrative expenses	(287)
Foreign exchange contracts	—	Income from discontinued operations	31

Total	$71		$5,054

	Nine Months Ended September 27, 2009
	Effective Portion
	Gain
	Recognized
	in OCI	(Gain)/Loss Reclassified from AOCI into Income
	After Tax		Pre-Tax
	Amount	Location	Amount
	(Dollars in thousands)
Interest rate contracts	$8,928	Interest expense	$14,275
Foreign exchange contracts	4,930	Net revenues	225
Foreign exchange contracts	—	Materials, labor and other product costs	2,816
Foreign exchange contracts	—	Selling, engineering, and administrative expenses	(287)
Foreign exchange contracts	—	Income from discontinued operations	235

Total	$13,858		$17,264

For the three months and nine months ended September 27, 2009, there was no ineffectiveness related to the Company’s derivatives.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Fair value measurement
The Company endeavors to utilize the best available information in measuring fair value in accordance with the valuation hierarchy described below. The Company has determined the fair value of its financial assets based on Level 1 and Level 2 inputs and the fair value of its financial liabilities based on Level 2 inputs in accordance with the valuation hierarchy.
Valuation Hierarchy
The Derivatives and Hedging Standard establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of September 27, 2009 and September 28, 2008:

	Total carrying
	value at	Quoted prices in	Significant other	Significant
	September 27,	active markets	observable inputs	unobservable
	2009	(Level 1)	(Level 2)	inputs (Level 3)
	(Dollars in thousands)
Deferred compensation assets	$3,000	$3,000	$—	$—
Derivative assets	$1,234	$—	$1,234	$—
Derivative liabilities	$32,836	$—	$32,836	$—

	Total carrying
	value at	Quoted prices in	Significant other	Significant
	September 28,	active markets	observable inputs	unobservable
	2008	(Level 1)	(Level 2)	inputs (Level 3)
	(Dollars in thousands)
Deferred compensation assets	$3,272	$3,272	$—	$—
Derivative assets	$578	$—	$578	$—
Derivative liabilities	$17,873	$—	$17,873	$—
The carrying amount reported in the condensed consolidated balance sheet as of September 27, 2009 for long-term debt is $1,249.8 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,165.4 million at September 27, 2009. The Company’s implied credit rating is a factor in determining the market interest yield curve.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign currency forward contracts. The Company takes into account the counterparties or its own creditworthiness in measuring fair value. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates which is then adjusted for the Company’s creditworthiness using a credit default swap rate. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. See Note 8, “Financial Instruments” for additional information.
Note 10 — Changes in shareholders’ equity
Set forth below is a reconciliation of the Company’s issued common shares:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Shares in thousands)
Common shares, beginning of period	42,005	41,932	41,995	41,794
Shares issued under compensation plans	10	52	20	190

Common shares, end of period	42,015	41,984	42,015	41,984
Less: Treasury shares, end of period	2,288	2,320	2,288	2,320

Outstanding shares, end of period	39,727	39,664	39,727	39,664

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, the Company’s senior loan agreements limit the aggregate amount of share repurchases and other restricted payments the Company may make to $75 million per year in the event the Company’s consolidated leverage ratio (generally “consolidated total indebtedness” to “consolidated EBITDA,” as such terms are defined in the senior loan agreements) exceeds 3.5 to 1. Accordingly, these provisions may limit the Company’s ability to repurchase shares under this Board authorization. Through September 27, 2009, no shares have been purchased under this Board authorization.
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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Shares in thousands)
Basic	39,724	39,645	39,711	39,553
Dilutive shares assumed issued	208	325	199	284

Diluted	39,932	39,970	39,910	39,837

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Weighted average stock options that were anti-dilutive and therefore not included in the calculation of earnings per share were approximately 1,923 thousand and 1,807 thousand for the three and nine month periods ended September 27, 2009 and approximately 666 thousand and 908 thousand for the three and nine month periods ended September 28, 2008, respectively.
Note 11 — Stock compensation plans
The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock awards to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant date. Restricted stock awards generally vest in one to three years. During the first nine months of 2009, the Company granted non-qualified options to purchase 5,000 shares of common stock and granted restricted stock awards representing 170,159 shares of common stock under the 2000 plan.
The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. Generally, options granted under the 2008 plan are exercisable three years after the date of the grant and expire no more than ten years after the grant date. During the first nine months of 2009, the Company granted incentive and non-qualified options to purchase 452,644 shares of common stock under the 2008 plan.
Note 12 — Income taxes
The effective income tax rate for the three months ended September 27, 2009 was 28.2% compared to 31.6% for the corresponding prior year period. The effective income tax rate for the nine months ended September 27, 2009 was 23.6% compared to 33.6% for the corresponding prior year period. The principal factors affecting the comparability of the effective income tax rate for the three month period are the beneficial net impact of discrete tax charges in the third quarter of 2009, including a net reduction in income tax reserves related to the expiration of statutes of limitation for various uncertain tax positions, the settlement of tax audits, and adjustments to previously filed tax returns, partially offset by the impact of 2009 foreign income inclusions that will be immediately taxed in the U.S. The principal factors affecting the comparability of the effective income tax rate for the nine month period are the beneficial net impact of discrete tax charges in 2009, including a net reduction in income tax reserves related to the expiration of statutes of limitation for various uncertain tax positions, the settlement of tax audits, and adjustments to previously filed tax returns, partially offset by the impact of 2009 foreign income inclusions that will be immediately taxed in the U.S. and the impairment loss of $6.7 million on non-deductible goodwill for which there is no income tax benefit.
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
In 2009, the Company offered certain qualifying individuals an early retirement program. Based on the individuals that accepted the offer the Company recognized special termination benefits of $402 thousand in pension expense and $395 thousand in postretirement expense in the second quarter of 2009.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, on October 31, 2008, the Company’s postretirement benefit plans were amended to eliminate future benefits for employees, other than those subject to a collective bargaining agreement, who had not attained age 50 and whose age plus service was less than 65.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.
Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Service cost	$619	$941	$87	$486	$2,036	$3,597	$654	$980
Interest cost	4,861	4,599	718	1,170	13,890	13,910	2,518	2,665
Expected return on plan assets	(3,796)	(5,804)	—	—	(11,173)	(17,446)	—	—
Net amortization and deferral	983	446	141	266	3,461	1,388	582	797
Special termination costs	—	—	—	—	402	—	395	—

Net benefit cost	$2,667	$182	$946	$1,922	$8,616	$1,449	$4,149	$4,442

Note 14 — Commitments and contingent liabilities
Product warranty liability: The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the nine months ended September 27, 2009 (dollars in thousands):

Balance — December 31, 2008	$17,106
Accruals for warranties issued in 2009	5,697
Settlements (cash and in kind)	(5,948)
Accruals related to pre-existing warranties	791
Dispositions	(8,596)
Effect of translation	999

Balance — September 27, 2009	$10,049

The dispositions relate to the sale of the Power Systems (Commercial Segment) business in the third quarter of 2009.
Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at September 27, 2009. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At September 27, 2009, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts receivable securitization program: The Company uses an accounts receivable securitization program to gain access to credit markets with favorable interest rates and reduce financing costs. As currently structured, accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote consolidated subsidiary of Teleflex. This SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit. The conduit issues notes secured by those interests and other assets to third party investors.
To the extent that cash consideration is received for the sale of undivided interests in the receivables by the SPE to the conduit, it is accounted for as a sale in accordance with ASC topic 860, “Transfers and Servicing,” as the Company has relinquished control of the receivables. Accordingly, undivided interests in accounts receivable sold to the commercial paper conduit under these transactions are excluded from accounts receivable, net in the accompanying condensed consolidated balance sheets. The interests for which cash consideration is not received from the conduit are retained by the SPE and remain in accounts receivable, net in the accompanying condensed consolidated balance sheets.
The interests in receivables sold and the interest in receivables retained by the SPE are carried at face value, which is due to the short-term nature of our accounts receivable. The SPE has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at September 27, 2009 and December 31, 2008, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. If the Company defaults under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE by the commercial paper conduit. The assets of the SPE are not available to satisfy the obligations of Teleflex or any of its other subsidiaries.
Information regarding the outstanding balances related to the SPE’s interests in accounts receivables sold or retained as of September 27, 2009 is as follows:

(Dollars in millions)
Interests in receivables sold outstanding (1)	$39.7
Interests in receivables retained, net of allowance for doubtful accounts	$79.3

(1)	Deducted from accounts receivable, net in the condensed consolidated balance sheets.
The delinquency ratio for the qualifying receivables represented 4.5% of the total qualifying receivables as of September 27, 2009.
The following table summarizes the activity related to our interests in accounts receivable sold for the three and nine month periods ended September 27, 2009:

	Three Months Ended	Nine Months Ended
	September 27, 2009	September 27, 2009
	(Dollars in millions)
Proceeds from the sale of interest in accounts receivable	$—	$35.0
Fees and charges (1)	$0.3	$0.9

(1)	Recorded in interest expense in the condensed consolidated statement of operations.
Other fee charges related to the sale of receivables to the commercial paper conduit for the three and nine month periods ended September 27, 2009 were not material.
The Company continues to service the receivables after they are sold to the conduit pursuant to servicing agreements with the SPE. No servicing asset is recorded at the time of sale because the Company does not receive any servicing fees from third parties or other income related to the servicing of the receivables. The Company does not record any servicing liability at the time of the sale as the receivables collection period is relatively short and the costs of servicing the receivables sold over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period.
In the first quarter of 2010, the Company will adopt an amendment to ASC topic 860, “Transfers and Servicing” that affects the accounting for transfers of financial assets. The accounts receivable that the Company had previously treated as sold and removed from the balance sheet will be included in accounts receivable, net and the amounts outstanding under the Company’s accounts receivable securitization program will be accounted for as a secured borrowing and reflected as short-term debt on our balance sheet (which as of September 27, 2009 is $39.7 million for both).

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 27, 2009, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $8.5 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of September 27, 2009. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 — Business segment information
Information about continuing operations by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in thousands)
Segment data:
Medical	$355,876	$367,327	$1,060,346	$1,125,719
Aerospace	45,847	62,105	126,537	194,126
Commercial	59,756	74,603	188,176	249,641

Segment net revenues	$461,479	$504,035	$1,375,059	$1,569,486

Medical	$73,839	$71,388	$222,607	$212,952
Aerospace	4,554	7,309	8,611	19,894
Commercial	4,649	4,861	11,529	21,376

Segment operating profit(1)	83,042	83,558	242,747	254,222
Less: Corporate expenses	8,944	11,448	30,373	36,013
Net loss on sales of businesses and assets	—	—	2,597	18
Goodwill impairment	—	—	6,728	—
Restructuring and other impairment charges	4,783	470	13,412	11,917
Noncontrolling interest	(305)	(196)	(843)	(642)

Income from continuing operations before interest and taxes	$69,620	$71,836	$190,480	$206,916

	September 27, 2009	December 31, 2008
	(Dollars in thousands)
Identifiable assets(2):
Medical	$3,173,803	$3,135,360
Aerospace	140,265	244,994
Commercial	110,678	215,894
Corporate	373,923	322,286

	$3,798,669	$3,918,534

(1)
Segment operating profit includes a segment’s net revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and non-controlling interest. Unallocated corporate expenses, loss on sales of businesses and assets, goodwill impairment, restructuring and other impairment charges, interest income and expense and taxes on income are excluded from the measure.

(2)	Identifiable assets do not include assets held for sale of $9.0 million and $8.2 million in 2009 and 2008, respectively.
Note 16 — Divestiture-related activities
When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Net loss on sales of businesses and assets.
The following table provides the amount of Net loss on sales of businesses and assets for the three and nine month periods ended September 27, 2009 and September 28, 2008:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in thousands)
Net loss on sales of businesses and assets	$—	$—	$2,597	$18

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the first quarter of 2009, the Company realized a loss of $2.6 million on the sale of a product line in its Marine business.
Assets Held for Sale
Assets held for sale at September 27, 2009 and December 31, 2008 consists of four buildings which the Company is actively marketing. During the second quarter of 2009, the Company sold two buildings at approximately net book value and added two new properties to assets held for sale.
Discontinued Operations
During the third quarter of 2009, the Company completed the sale of its Power Systems operations to Fuel Systems Solutions, Inc. for $14.5 million and realized a loss of $3.3 million, net of tax. During the second quarter, the Company recognized a non-cash goodwill impairment charge of $25.1 million to adjust the carrying value of these operations to their estimated fair value. In the third quarter of 2009, the Company reported the Power Systems operations, including the goodwill impairment charge, in discontinued operations. Taxes on discontinued operations in the third quarter reflect: (1) a tax benefit resulting from tax versus book basis differences on the sale of the Power Systems businesses; and (2) a tax benefit resulting from changes in forecasted 2009 pre-tax income as compared to actual 2009 year-to-date results of those discontinued businesses.
On March 20, 2009, the Company completed the sale of its 51 percent share of Airfoil Technologies International — Singapore Pte. Ltd. (“ATI Singapore”) to GE Pacific Private Limited for $300 million in cash. ATI Singapore, which provides engine repair products and services for critical components of flight turbines, was part of a joint venture between General Electric Company (“GE”) and the Company. The Company and GE are also parties to an agreement that will permit the Company to transfer its ownership interest in the remaining ATI business (together with ATI Singapore, the “ATI businesses”) to GE by the end of 2009.
In the second quarter of 2008, the Company refined its estimates for the post-closing adjustments based on the provisions of the Purchase Agreement with Kongsberg Automotive Holdings on the sale in 2007 of the Company’s business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (“the GMS businesses”). Also during the second quarter of 2008, the Company recorded a charge for the settlement of a contingency related to the sale of the GMS businesses. These activities resulted in a decrease in the gain on sale of the GMS businesses and are reported in discontinued operations as a loss of $4.8 million, with related taxes of $2.0 million.
The following table presents the operating results for the three and nine month periods ended September 27, 2009 and September 28, 2008 of the operations that have been treated as discontinued operations:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in thousands)
Net revenues	$4,214	$91,847	$111,089	$255,001
Costs and other expenses	4,941	69,545	114,174	202,343
Loss (gain) on disposition	3,480	—	(272,307)	4,808

(Loss) income from discontinued operations before income taxes	(4,207)	22,302	269,222	47,850
Taxes (benefit) on income from discontinued operations	(7,785)	(17)	92,881	(233)

Income from discontinued operations	3,578	22,319	176,341	48,083
Less: Income from discontinued operations attributable to noncontrolling interest	—	9,431	9,860	25,137

Income from discontinued operations attributable to common shareholders	$3,578	$12,888	$166,481	$22,946

Net assets and liabilities sold in 2009 in relation to the discontinued operations were comprised of the following:

(Dollars in thousands)
Net assets	$135,904
Net liabilities	(87,534)

$48,370

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including our ability to resolve, to the satisfaction of the U.S. Food and Drug Administration (FDA), the issues identified in the corporate warning letter issued to Arrow International; changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
Overview
Teleflex strives to maintain a portfolio of businesses that provide consistency of performance, improved profitability and sustainable growth. Over the past several years, we significantly changed the composition of our portfolio through acquisitions and divestitures to improve margins, reduce cyclicality and focus our resources on the development of our core businesses.
During the third quarter of 2009, we completed the sale of our Power Systems operations to Fuel Systems Solutions, Inc. for $14.5 million and realized a loss of $3.3 million, net of tax. During the second quarter, we recognized a non-cash goodwill impairment charge of $25.1 million to adjust the carrying value of these operations to their estimated fair value. In the third quarter of 2009, we reported the Power Systems operations, including the goodwill impairment charge, as discontinued operations.
On March 20, 2009, we completed the sale of our 51 percent share of Airfoil Technologies International — Singapore Pte. Ltd. (“ATI Singapore”) to GE Pacific Private Limited for $300 million in cash. We recognized a gain of approximately $178 million, net of $98 million of taxes, in discontinued operations. We used $240 million of the proceeds of this transaction to repay long-term debt. We are also party to an agreement with General Electric Company (“GE”) that will permit us to transfer our ownership interest in the remaining ATI business (together with ATI Singapore, the “ATI businesses”) to GE by the end of 2009 for no additional consideration. (See Note 16 to our condensed consolidated financial statements included in this report for discussion of discontinued operations).
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
The Medical, Aerospace and Commercial segments comprised 77%, 9% and 14% of our revenues, respectively, for the nine months ended September 27, 2009 and comprised 72%, 12% and 16% of our revenues, respectively, for the same period in 2008.
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
The following comparisons exclude the operations of the ATI businesses and Power Systems which have been presented in our consolidated financial results as discontinued operations (see Note 16 to our condensed consolidated financial statements included in this report for discussion of discontinued operations).

Revenues

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in millions)
Net revenues	$461.5	$504.0	$1,375.1	$1,569.5
Net revenues for the third quarter of 2009 decreased approximately 8% to $461.5 million from $504.0 million in the third quarter of 2008. Core revenues for the quarter declined 6%, and foreign currency translation caused an additional 2% decline in revenue. Core revenues were down in the Aerospace Segment (23%), as air cargo traffic continues to be well below 2008 levels and in the Commercial Segment (16%), as weak global economic conditions continue to negatively impact the markets served by our products in this segment. Core revenues in the Medical Segment were down 1% from the third quarter of 2008 as higher sales of critical care products were offset by lower sales of surgical products and orthopedic devices sold to medical original equipment manufacturers, or OEMs.
Net revenues for the first nine months of 2009 decreased approximately 12% to $1,375.1 million from $1,569.5 million in the first nine months of 2008. Reduced revenues from core business caused 8% of the decline, while foreign currency translation caused 4% of the decline. We experienced declines in core revenue in each of our three segments, Medical (1%), Aerospace (29%) and Commercial (21%). Weak global economic conditions have negatively impacted markets served by our Aerospace and Commercial Segments throughout 2009, and core growth in the Medical Segment was negatively impacted by distributor inventory reductions in the first quarter of 2009, lower demand for respiratory care products in North America due to a less severe flu season compared to 2008 and a decline in orthopedic devices sold to medical OEMs.
Gross profit

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in millions)
Gross profit	$200.6	$209.8	$594.3	$651.7
Percentage of sales	43.5%	41.6%	43.2%	41.5%
Gross profit as a percentage of revenues for third quarter of 2009 increased to 43.5% from 41.6% in 2008. While each of our three segments reported higher gross profit as a percentage of revenues, the overall increase principally reflected a higher percentage of Medical revenues, synergies from the Arrow acquisition and manufacturing cost reductions implemented in each of our three segments.
Gross profit as a percentage of revenues for the first nine months of 2009 increased to 43.2% from 41.5% for the same period in 2008. The principal factors impacting the overall increase were a higher percentage of Medical revenues, a $7 million fair value adjustment to inventory in the first quarter of 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009, synergies from the Arrow acquisition and manufacturing cost reductions implemented in each of our three segments, partly offset by higher pension expense because of the decline in value of our pension plan assets at the end of 2008 as a result of losses experienced in the global equity markets. Gross profit as a percentage of revenue for the first nine months of 2009 was higher in the Medical and Aerospace segments, and lower in the Commercial Segment compared to the same period of 2008.
Selling, engineering and administrative

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in millions)
Selling, engineering and administrative	$126.2	$137.5	$381.1	$432.8
Percentage of sales	27.3%	27.3%	27.7%	27.6%
Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 27.3% for the third quarter of 2009 and 2008. The reduction in the dollar amount of these costs was principally the result of cost reduction initiatives throughout the Company, including restructuring and integration activities in connection with the Arrow acquisition, and lower spending on remediation of FDA regulatory issues.

Selling, engineering and administrative expenses as a percentage of revenues were 27.7% for the first nine months of 2009 which is essentially the same percentage as in the first nine months of 2008. The reduction in these costs was principally the result of movements in currency exchange rates of approximately $12 million, cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition and the 2008 Commercial Segment restructuring program, and lower spending on remediation of FDA regulatory issues. These factors resulted in an aggregate reduction in expenses of approximately $40 million.
Interest expense

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in millions )
Interest expense	$21.1	$29.0	$68.5	$91.4
Average interest rate on debt	5.8%	6.2%	5.8%	6.3%
Interest expense decreased in the third quarter of 2009 compared to the same period of 2008 due to a reduction of approximately $315 million in average outstanding debt during the period and lower interest rates. For the first nine months of 2009 average outstanding debt was approximately $275 million lower than in the corresponding period of 2008.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Effective income tax rate	28.2%	31.6%	23.6%	33.6%
The principal factors affecting the comparability of the effective income tax rate for the three month period are the beneficial net impact of discrete tax charges in the third quarter of 2009, including a net reduction in income tax reserves related to the expiration of statutes of limitation for various uncertain tax positions, the settlement of tax audits, and adjustments to previously filed tax returns, partially offset by the impact of 2009 foreign income inclusions that will be immediately taxed in the U.S. The principal factors affecting the comparability of the effective income tax rate for the nine month period are the beneficial net impact of discrete tax charges in 2009, including a net reduction in income tax reserves related to the expiration of statutes of limitation for various uncertain tax positions, the settlement of tax audits, and adjustments to previously filed tax returns, partially offset by the impact of 2009 foreign income inclusions that will be immediately taxed in the U.S. and the impairment loss of $6.7 million on non-deductible goodwill for which there is no income tax benefit.
Goodwill impairment

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in millions)
Goodwill impairment	$—	$—	$6.7	$—
We performed an interim review of goodwill for our Cargo Container reporting unit during the second quarter of 2009 as a result of the difficult market conditions confronting the Cargo Container reporting unit and the significant deterioration in its operating performance, which accelerated in the second quarter of 2009. Upon conclusion of this review, we determined that goodwill in the Cargo Container operations was impaired, and we recorded an impairment charge of $6.7 million in the second quarter of 2009.
We will continue to monitor and evaluate the carrying values of our goodwill. If market and economic conditions or our units’ business performance deteriorates significantly, this could result in our performance of additional interim impairment reviews in the future quarters. Any such impairment reviews could result in recognition of a goodwill impairment charge in 2009 or thereafter.

Restructuring and other impairment charges

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in millions)
2008 Commercial Segment Restructuring Program	$0.2	$—	$2.2	$—
2007 Arrow Integration Program	1.3	0.4	5.4	11.2
2006 Restructuring Program	—	0.1	—	0.7
Impairment charges - intangibles and fixed assets	3.3	—	5.8	—

Restructuring and other impairment charges	$4.8	$0.5	$13.4	$11.9

In December 2008, we began certain restructuring initiatives that affect the Commercial Segment. These initiatives involve the consolidation of operations and a related reduction in workforce at three of our facilities in Europe and North America. We determined to undertake these initiatives to improve operating performance and to better leverage our existing resources in light of expected continued weakness in the marine and industrial markets. These initiatives resulted in costs of approximately $0.2 million and $2.2 million during the three and nine months ended September 27, 2009, respectively. As of September 27, 2009, we have completed the 2008 Commercial Segment restructuring program. We expect to realize annual pre-tax savings of between $3.5 — $4.5 million in 2010 as a result of actions taken in connection with this program.
In connection with the acquisition of Arrow in 2007, we formulated a plan related to the integration of Arrow and our other Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. During the third quarter of 2009 we reassessed the plan and decided to retain certain functions in Europe and maintain certain distributor relationships in Asia. Costs related to actions that affect employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the condensed consolidated statement of operations. These costs amounted to approximately $1.3 million and $5.4 million during the three and nine months ended September 27, 2009, respectively. As of September 27, 2009, we estimate that, for the remainder of 2009 and for 2010, the aggregate of future restructuring and impairment charges that we will incur in connection with the Arrow integration plan are approximately $2.9 — $4.7 million. Of this amount, $1.5 — $2.5 million relates to employee termination costs, $0.2 — $0.4 million relates to facility closure costs, $0.5 — $0.8 million relates to contract termination costs associated with the termination of leases and certain distribution agreements and $0.7 — $1.0 million relates to other restructuring costs. We also have incurred restructuring related costs in the Medical Segment which do not qualify for classification as restructuring costs. In 2009 these costs amounted to $1.8 million and are reported in the Medical Segment’s operating results in selling, engineering and administrative expenses. We expect to have realized annual pre-tax savings of between $70 — $75 million in 2010 after these integration and restructuring actions are complete.
For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.
During the second quarter of 2009, we recorded a $2.3 million impairment charge related to an intangible asset in the Commercial Segment. In 2004, we contributed property and other assets that had been part of one of our former manufacturing sites to a real estate venture in California. During the third quarter of 2009, based on continued deterioration in the California real estate market, we concluded that our investment was not recoverable and recorded $3.3 million in impairment charges to fully write-off our investment in this venture. See Note 5 to our condensed consolidated financial statements included in this report for further information.

Segment Reviews

	Three Months Ended			Nine Months Ended
			%			%
	September 27,	September 28,	Increase/	September 27,	September 28,	Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Dollars in millions)
Medical	$355.9	$367.3	(3)	$1,060.3	$1,125.7	(6)
Aerospace	45.8	62.1	(26)	126.6	194.1	(35)
Commercial	59.8	74.6	(20)	188.2	249.7	(25)

Segment net revenues	$461.5	$504.0	(8)	$1,375.1	$1,569.5	(12)

Medical	$73.8	$71.4	3	$222.6	$213.0	5
Aerospace	4.6	7.3	(38)	8.6	19.9	(57)
Commercial	4.6	4.9	(4)	11.5	21.3	(46)

Segment operating profit (1)	$83.0	$83.6	(1)	$242.7	$254.2	(5)

(1)	See Note 15 of our condensed consolidated financial statements for a reconciliation of segment operating profit to income from continuing operations before interest and taxes.
The percentage decreases in net revenues during the three and nine month periods ended September 27, 2009 compared to the same period in 2008 are due to the following factors:

	% Decrease
	2009 vs. 2008
	Medical		Aerospace		Commercial		Total
	Three	Nine	Three	Nine	Three	Nine	Three	Nine
	Months	Months	Months	Months	Months	Months	Months	Months
Core growth	1	1	23	29	16	21	6	8
Currency impact	2	5	3	6	—	1	2	4
Dispositions	—	—	—	—	4	3	—	—

Total change	3	6	26	35	20	25	8	12

The following is a discussion of our segment operating results.
Comparison of the three and nine month periods ended September 27, 2009 and September 28, 2008
Medical
Medical Segment net revenues declined 3% in the third quarter of 2009 to $355.9 million, from $367.3 million in the same period last year. Foreign currency fluctuations caused 2% of the revenue decline and core revenues declined 1% compared to the third quarter of 2008. Core revenue increases in the North American, European and Asia/Latin American critical care product groups were offset by declines in OEM orthopedic instrumentation products and in North American and European surgical products.
Net revenues for the first nine months of 2009 declined 6% to $1,060.3 million compared to $1,125.7 million in the same period of 2008. Foreign currency fluctuations caused 5% of this decrease while core revenue declined 1% during the first nine months compared to the same period in 2008. The decline in core revenue was predominantly in the North American critical care market in the first quarter of 2009, in cardiac care in the first quarter of 2009 due to a voluntary product recall and in the OEM orthopedic instrumentation product group for the nine month period.

Information regarding net sales by product group is provided in the following tables. Certain reclassifications within product groups have been made to 2008 amounts to conform to the current year presentation:

	Three Months Ended		% Increase/(Decrease)
	September 27,	September 28,	Core	Currency	Total
	2009	2008	Growth	Impact	Change
	(Dollars in millions)
Critical Care	$231.6	$230.4	3	(2)	1
Surgical	66.7	75.8	(10)	(2)	(12)
Cardiac Care	16.9	17.3	1	(3)	(2)
OEM	37.6	39.4	(4)	(1)	(5)
Other	3.1	4.4	(24)	(6)	(30)

Total net sales	$355.9	$367.3	(1)	(2)	(3)

	Nine Months Ended		% Increase/(Decrease)
	September 27,	September 28,	Core	Currency	Total
	2009	2008	Growth	Impact	Change
	(Dollars in millions)
Critical Care	$680.7	$720.4	(1)	(5)	(6)
Surgical	208.8	223.1	(1)	(5)	(6)
Cardiac Care	51.6	54.5	(1)	(4)	(5)
OEM	109.4	116.5	(5)	(1)	(6)
Other	9.8	11.2	(3)	(9)	(12)

Total net sales	$1,060.3	$1,125.7	(1)	(5)	(6)

Medical Segment net revenues for the nine months ended September 27, 2009 and September 28, 2008, respectively, by geographic location were as follows:

	2009	2008
North America	54%	53%
Europe, Middle East and Africa	35%	37%
Asia and Latin America	11%	10%
All of our critical care product categories (vascular, anesthesia, respiratory and urology) contributed growth in the quarter compared with the prior year, led principally by higher sales of vascular products in North America, Europe and Asia/Latin America and urology and respiratory care products in North America and Europe. For the first nine months of 2009, the 1% decline in core revenue was due principally to distributor inventory reductions in the first quarter of 2009 and, with regard to our respiratory care products, a less severe flu season in the first quarter of 2009 compared to 2008.
Surgical core revenue declined approximately 10% in the third quarter of 2009 compared with 2008. The decline resulted from declines in both the North American and European markets offset by growth in the Asia/Latin American markets. Principal reasons for the decline included a distributor re-stock of surgical products at the end of the second quarter of 2009 and a $3 million order in the second quarter of 2008 that did not recur in 2009, as well as the re-stocking by customers in the third quarter of 2008 after a product recall earlier in 2008. For the first nine months of 2009, surgical product core revenue decreased 1% as higher sales in Asia/Latin America were more than offset by declines in North America and Europe.
Sales credits issued to customers and the related delay in shipments of replacement products in connection with a voluntary recall of certain intra aortic balloon pump catheters during the first quarter of 2009 were the principal factors in the lack of growth in sales of cardiac care products during the first nine months of 2009 compared to the same period of 2008.
Core revenue to OEMs declined 4% in the third quarter of 2009 and 5% for the first nine months of 2009. These declines were largely attributable to lower sales of orthopedic instrumentation products due to customer inventory rebalancing, a reduction in new product launches by OEM customers and overall weakness in the OEM orthopedic markets.

Operating profit in the Medical Segment increased 3%, from $71.4 million in the third quarter of 2008 to $73.8 million during the third quarter of 2009. The negative impact on operating profit from slightly lower revenues and a stronger US dollar was largely offset by approximately $13 million lower manufacturing and selling, general and administrative costs during the current period as a result of cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition, and lower expenses related to the remediation of FDA regulatory issues.
Medical Segment operating profit increased 5% from $213.0 million during the first nine months of 2008 to $222.6 million during the first nine months of 2009. The negative impact on operating profit from slightly lower revenues and a stronger US dollar was largely offset by approximately $32 million of lower manufacturing and selling, general and administrative costs during the 2009 period as a result of cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition, and lower expenses related to the remediation of FDA regulatory issues. Also, a $7 million expense for fair value adjustment to inventory in the first quarter and year to date 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009, had a favorable impact on the comparison of first quarter of 2009 operating profit to the prior year period.
Aerospace
Aerospace Segment revenues declined 26% in the third quarter of 2009 to $45.8 million, from $62.1 million in the same period last year and declined 35% for the first nine months of 2009 to $126.6 million, from $194.1 million in the same period of 2008. The current weakness in the commercial aviation sector has resulted in reduced sales to commercial airlines and freight carriers of wide body cargo spare components and repairs, cargo containers and actuators. This market weakness has also reduced the number of aftermarket cargo system conversions, resulting in lower sales of multi-deck wide body cargo handling systems which has offset the impact of higher sales of single deck wide body systems on passenger aircraft. These conditions were the principal factors driving the 23% and 29% decline in core revenue during the quarter and for the first nine months, respectively.
Segment operating profit decreased 38% in the third quarter of 2009, from $7.3 million to $4.6 million, and decreased 57% for the first nine months of 2009, from $19.9 million to $8.6 million. This decline was principally due to the sharply lower sales volumes across the product lines noted above, including an unfavorable mix of lower margin systems sales compared with spares and repairs. The decrease was partially offset by cost reduction initiatives that resulted in operating cost reductions of approximately $4 million in the third quarter of 2009 and approximately $8 million for the first nine months of 2009 compared to the same periods of 2008.
Commercial
Commercial Segment revenues declined approximately 20% in the third quarter of 2009 to $59.8 million, from $74.6 million in the same period last year. Core revenue reductions accounted for 16% of the decline, which was principally a result of a decrease in demand for rigging services (14%), and a decline in sales of marine products to OEM manufacturers for the recreational boat market (11%), offset by increased sales of spare parts in the Marine aftermarket (4%). Weakness in global economic conditions continues to adversely impact the markets served by our Commercial businesses.
Commercial Segment revenues declined approximately 25% in the first nine months of 2009 to $188.2 million, from $249.7 million in the same period last year. Core revenue reductions accounted for 21% of the decline, which was principally a result of a decline in sales of marine products to OEM manufacturers for the recreational boat market (18%) with an offset from sales of the modern burner unit to the U.S. Military.
During the third quarter of 2009, operating profit in the Commercial Segment decreased 4%, from $4.9 million in the third quarter of 2008 to $4.6 million, principally due to the lower sales volumes of rigging services, and the sale of higher cost inventory in the rigging services business, which more than offset the impact from the elimination of approximately $3 million of operating costs compared to the corresponding prior year quarter.
For the first nine months of 2009, Commercial Segment operating income decreased 46%, from $21.3 million in the first nine months of 2008 to $11.5 million, principally due to the lower sales volumes of rigging products and marine products to OEM manufacturers for the recreational boat market and the sale of higher cost inventory in the rigging services business, which more than offset the impact from the elimination of approximately $7 million of operating costs compared to the corresponding prior year period.

Liquidity and Capital Resources
Operating activities from continuing operations provided net cash of approximately $81.2 million during the first nine months of 2009. Changes in our operating assets and liabilities, which reduced cash by $115.7 million during the first nine months of 2009, primarily reflect payment of income taxes and decreases in accounts payable and accrued expenses partly offset by a reduction in accounts receivable and inventory. The movement in income taxes payable and deferred income taxes of $92.4 million during the first nine months of 2009 reflects tax payments of approximately $124.3 million which included approximately $97.5 million related to the sale of the ATI businesses. The decrease in accounts payable and accrued expenses of $45.5 million is primarily related to a $32.7 million reduction in accounts payable and a $12.8 million decrease in accrued expenses reflecting payment of 2008 incentive compensation and payments for termination benefits and contract terminations in connection with restructuring and integration activities. The improvement in inventory of $7.5 million reflects an increase in deliveries of wide body cargo systems in the Aerospace Segment during the third quarter of 2009 and the sale of a product line in the Marine business in the first quarter of 2009, partly offset by the build-up of inventory that occurred during the first half of 2009 in advance of planned manufacturing relocations in the Medical Segment. The change in accounts receivable is largely attributable to lower sales in the Aerospace and Commercial Segments, partly offset by a slightly slower paying pattern from our European customers in our Medical Segment. We believe the slower paying pattern is a result of the current economic environment.
Our financing activities from continuing operations during the first nine months of 2009 consisted primarily of payment of $300.3 million in long-term borrowings, which we funded from the proceeds of the sale of the ATI and Power Systems businesses, and payment of dividends of $40.5 million. Cash flows provided by our investing activities from continuing operations during the first nine months of 2009 consisted primarily of the proceeds from the sales of the ATI and Power Systems businesses, offset principally by $21.5 million of capital expenditures.
The interests in receivables sold and the interest in receivables retained by the special purpose entity (“SPE”) under our accounts receivable securitization program are carried at face value, which is due to the short-term nature of our accounts receivable. The special purpose entity has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at September 27, 2009 and December 31, 2008, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. Should we default under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE by the commercial paper conduit.
In the first quarter of 2010, we will adopt an amendment to ASC topic 860, “Transfers and Servicing” that affects the accounting for transfers of financial assets. The accounts receivable that we had previously treated as sold and removed from the balance sheet will be included in accounts receivable, net and the amounts outstanding under our accounts receivable securitization program will be accounted for as a secured borrowing and reflected as short-term debt on our balance sheet (which as of September 27, 2009 is $39.7 million for both).
On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date, and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, our senior loan agreements impose certain restrictions on our ability to repurchase shares in the event our consolidated leverage ratio (described below) exceeds certain levels, which may further limit our ability to repurchase shares under this Board authorization. Through September 27, 2009, no shares have been purchased under this Board authorization.
The following table provides our net debt to total capital ratio:

	September 27,	December 31,
	2009	2008
	(Dollars in millions)
Net debt includes:
Current borrowings	$6.0	$108.9
Long-term borrowings	1,248.6	1,437.5

Total debt	1,254.6	1,546.4
Less: Cash and cash equivalents	158.8	107.3

Net debt	$1,095.8	$1,439.1

Total capital includes:
Net debt	$1,095.8	$1,439.1
Total common shareholders’ equity	1,549.1	1,246.5

Total capital	$2,644.9	$2,685.6

Percent of net debt to total capital	41%	54%

Our current borrowings decreased significantly during the first nine months of 2009 because we repaid $300.3 million of debt from the proceeds of the sales of the ATI and Power Systems businesses and improved operating cash flows in the third quarter of 2009. Of the $300.3 million payment $203 million represented scheduled principal payments on our term loan through December 31, 2010.
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

	Consolidated Leverage		Consolidated Interest
	Ratio		Coverage Ratio
Fiscal quarter ending on or	Must be		Must be
nearest to	less than	Actual	more than	Actual

December 31, 2007	4.75:1	3.80:1	3.00:1	3.46:1
March 31, 2008	4.75:1	3.84:1	3.00:1	3.51:1
June 30, 2008	4.75:1	3.71:1	3.00:1	3.58:1
September 30, 2008	4.75:1	3.43:1	3.00:1	3.78:1
December 31, 2008	4.00:1	3.29:1	3.50:1	4.04:1
March 31, 2009	4.00:1	3.13:1	3.50:1	4.16:1
June 30, 2009	4.00:1	3.19:1	3.50:1	4.37:1
September 30, 2009 and at all times thereafter	3.50:1	3.14:1	3.50:1	4.52:1
As of September 27, 2009, the aggregate amount of debt maturing for each year is as follows (dollars in millions):

2009	$6.0
2010	0.1
2011	247.2
2012	769.7
2013	—
2014 and thereafter	231.6
We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations. As of September 27, 2009, we had no outstanding borrowings and approximately $7 million in outstanding standby letters of credit issued under our $400 million revolving credit facility.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk for the quarter ended September 27, 2009. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended September 27, 2009. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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

Dated: October 27, 2009

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