Form 10-K
period 2009-12-31
TELEFLEX INC
filed 2010-02-25
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filler” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (39,577,181 shares) on June 26, 2009 (the last business day of the registrant’s most recently completed fiscal second quarter) was $1,775,036,568 (1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

The registrant had 39,761,409 Common Shares outstanding as of February 12, 2010.

Document Incorporated By Reference: certain provisions of the registrant’s definitive proxy statement in connection with its 2010 Annual Meeting of Shareholders, to be filed within 120 days of the close of the registrant’s fiscal year are incorporated by reference in Part III hereof.

(1)	For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Teleflex Incorporated is referred to herein as “we,” “us,” “our,” “Teleflex” and the “Company.”

THE COMPANY

Teleflex is principally a global provider of medical technology products that enable healthcare providers to improve patient outcomes, reduce infections and enhance patient and provider safety. We primarily develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We serve hospitals and healthcare providers in more than 140 countries.

We provide a broad-based platform of medical products, which we categorize into four groups: Critical Care, Surgical Care, Cardiac Care and OEM and Development Services. Critical care, representing our largest product group, includes medical devices used in vascular access, anesthesia, urology and respiratory care applications; surgical care includes surgical instruments and devices; and cardiac care includes cardiac assist devices and equipment. We also design and manufacture instruments and devices for other medical device manufacturers. Our primary products and product brands include the following:

•	Arrow vascular access products, including, central venous access catheters, or CVCs, featuring the ARROWg+ard, or ARROWg+ard Blue Plus, antiseptic surface treatments to reduce the risk of catheter related infection, peripherally inserted central catheters, or PICCs, catheters for use in treatment of chronic hemodialysis and catheters and accessories used in critical care monitoring and treatment;

•	Sheridan and Rüsch endotracheal tubes, laryngeal masks, airways and face masks to deliver anesthetic agents and oxygen, and Arrow regional anesthesia products that include catheters used in epidural, spinal and peripheral nerve block procedures;

•	Hudson RCI and Gibeck brand humidifiers, circuits, nebulizers, filters, masks, tubing and cannulas used in aerosol and medication delivery, oxygen therapy and ventilation management;

•	Rusch urology catheters (including Foley, intermittent, external and suprapubic), urine collectors, catheterization accessories and products for operative endurology;

•	Deknatel, Pleur-evac, Pilling, Taut and Weck ligation products, clips, appliers, and hand-held instruments for general and specialty surgical procedures, access ports used in minimally invasive surgical procedures including robotic surgery, and fluid management products used for chest drainage;

•	Arrow cardiac assist balloon pumps, catheters and accessories used in the treatment of severe cardiac conditions; and

•	Beere Medical, KMedic, Specialized Medical Devices, Deknatel and TFXOEM customized medical instruments, implants and components.

Teleflex is focused on achieving consistent, sustainable and profitable growth through development of new products, expansion of market share, introduction of existing products into new geographies and through selected acquisitions which enhance or expedite our development initiatives and our ability to grow market share. Furthermore, we believe our research and development capabilities and our commitment to engineering excellence and lean, low-cost manufacturing allow us to consistently bring cost effective, innovative products to market that improve the safety, efficacy, and quality of healthcare.

In addition to our medical business, we also have businesses that serve niche segments of the aerospace and commercial markets with specialty engineered products. Our aerospace products include cargo-handling systems, containers, and pallets for commercial air cargo, and military aircraft actuators. Our commercial products include driver controls, engine assemblies and drive parts for the marine industry and rigging products and services for commercial industries.

HISTORY AND RECENT DEVELOPMENTS

Teleflex was founded in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, we have grown through an active program of development of new products, introduction of products into new geographic or end-markets and through acquisitions of companies with related market, technology or industry expertise. Throughout our history, we have continually focused on providing innovative technology-driven, specialty-engineered products that help our customers meet their business requirements.

Over the past several years, we have engaged in an extensive acquisition and divestiture program to improve margins, reduce cyclicality and focus our resources on the development of our healthcare business. We have significantly changed the composition of our portfolio of businesses, expanding our presence in the medical device industry, while divesting many of our businesses serving the aerospace and industrial markets. The most significant of these transactions occurred in 2007 with our acquisition of Arrow International, a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, and the divestiture of our automotive and industrial businesses. Our acquisition of Arrow significantly expanded our disposable medical product offerings for critical care, enhanced our global footprint and added to our research and development capabilities.

We continually evaluate the composition of the portfolio of our products and businesses to ensure alignment with our overall objectives. We strive to maintain a portfolio of products and businesses that provide consistency of performance, improved profitability and sustainable growth.

OUR BUSINESS SEGMENTS

We operate our businesses through three segments, the largest of which is our Medical Segment, which represented 77 percent of our consolidated revenues and 91 percent of our segment operating profit in 2009. In 2009, our Aerospace and Commercial segments represented 10 percent and 13 percent of consolidated revenues, respectively, and 5 percent and 4 percent of segment operating profit, respectively.

Further detail and additional information regarding our segments and geographic areas is presented in Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

 Medical

Our Medical Segment designs, develops, manufactures and supplies medical devices for critical care and surgical applications. We categorize our medical products into four product groups: Critical Care, Surgical, Cardiac Care, and OEM and Development Services.

Approximately 49 percent of our segment revenues are derived from customers outside the United States. Our Medical Segment operates 30 manufacturing sites, with major manufacturing operations located in Czech Republic, Germany, Malaysia, Mexico and the United States.

The following is an overview of the key product lines within our Medical Segment.

Critical Care

Critical care, which is predominantly comprised of single use products, constitutes the largest product category within our Medical Segment, representing 65 percent of segment revenues in 2009. Our medical products are used in a wide range of critical care procedures for vascular access, respiratory care, anesthesia and airway management, treatment of urologic conditions and other specialty procedures.

We are a leading provider of specialty products for critical care. Our products are generally marketed under the brand names of Arrow, Rüsch, HudsonRCI, Gibeck and Sheridan. The large majority of sales for disposable medical products are made to the hospital/healthcare provider market, with a smaller percentage sold to alternate sites.

Vascular Access Products

Our vascular access products are generally catheter-based products used in a variety of clinical procedures to facilitate multiple critical care therapies including the administration of intravenous medications, other therapies, and the measurement of blood pressure and taking of blood samples through a single puncture site.

Our vascular access catheters and related devices consist principally of central venous access catheters such as the following: the Arrow-Howe’s Multi-Lumen Catheter, a catheter equipped with three or four channels, or lumens; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; the Arrow Pressure Injectable CVC, which gives clinicians who perform contrast-enhanced CT scans the option of using an indwelling pressure injectable Arrow CVC without having to insert another catheter for their scan; and percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures.

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

Many of our vascular access catheters are treated with the ARROWg+ard, or ARROWg+ard Blue Plus, antiseptic surface treatments to reduce the risk of catheter related infection. ARROWg+ard Blue Plus is a newer, longer lasting formulation of ARROWg+ard and provides antimicrobial treatment of the interior lumens and hubs of each catheter.

As part of our ongoing efforts to meet physicians’ needs for safety and management of risk of infection in the hospital setting, we sell a Maximal Barrier Precautions central venous access kit, which includes a full body drape, a catheter treated with the ARROWg+ard antimicrobial technology and other accessories. The features of this kit were created to assist healthcare providers in complying with guidelines for reducing catheter-related bloodstream infections that have been established by a variety of health regulatory agencies, such as the Centers for Disease Control and Prevention and the Joint Commission on the Accreditation of Healthcare Organizations.

Related products include custom tubing sets used to connect central venous catheters to blood pressure monitoring devices and drug infusion systems.

During 2009, we introduced the Arrow Pressure Injectable Triple Lumen PICC with a non-tapered catheter body and the Arrow BlueFlexTip, designed to reduce the risk of thrombosis and infection associated with venous access catheters. We introduced a new tray design and additional features for our kits containing our Arrow Pressure Injectable CVC, and a CVC kit designed specifically for the needs of the Japanese market.

Respiratory Care

Our respiratory care products principally consist of devices used in aerosol and medication delivery, oxygen therapy and ventilation management. We offer an extensive range of aerosol therapy products, including the Micromist Nebulizer, the Neb-U-Mask System and the Opti-Neb Pro Compressor. We are also a global provider of oxygen supplies, offering a broad range of products to deliver oxygen therapy safely and comfortably. These include masks, cannulas, tubing and humidifiers. These products are used in a variety of clinical settings including hospitals, long-term care facilities, rehabilitation centers and patients’ homes to treat respiratory ailments such as chronic lung disease, pneumonia, cystic fibrosis and asthma.

Our ventilation management products promote patient safety and maximize clinician efficiency. These products include ventilator circuits with an extended life to support clinical practice guidelines, high efficiency particulate air (HEPA) filters that provide protection against the transmission of bacteria and viruses, heat and moisture exchangers that reduce circuit manipulation and cross-contamination risk and heated humidifiers that promote patient compliance to non-invasive respiratory strategies, like Non-Invasive Ventilation and High Flow Oxygen Therapy.

Our ConchaTherm Neptune is a heated humidification solution. It is designed to enable the caregiver to customize patient treatment to meet specific clinical goals and to facilitate advanced patient outcomes without sacrificing clinician efficiency.

During 2009, we introduced the Gibeck HumidFlo heat and moisture exchanger, which allows medication to be delivered without breaking the breathing circuit or interrupting ventilation, and OSMO, a product that allows for maintenance free water removal from the expiratory limb of the breathing circuit during mechanical ventilation (breathing systems used to deliver medical gases from a ventilator to a patient’s lungs). In 2009, we also signed an agreement to act as an exclusive distributor of the ResMed Non-Invasive Ventilation mask portfolio for specified acute care hospitals in the United States.

Anesthesia and Airway Management

Our anesthesia and airway management products include endotracheal tubes, laryngeal masks, airways and face masks to deliver anesthetic agents and oxygen. To assist in the placement of endotracheal tubes, we provide a comprehensive and unique line of laryngoscope blades and handles, including standard halogen and fiber optic light sources.

Our regional anesthesia or acute pain management products include epidural, spinal and peripheral nerve block catheters. Nerve blocks provide pain relief during and after surgical procedures and help clinicians better manage each patient’s pain. We offer the first stimulating continuous nerve block catheter, the Arrow StimuCath, which confirms the positive placement of the catheter next to the nerve. The Flex Tip Plus continuous epidural catheter features a soft, flexible tip that helps reduce the incidence of complications, such as transient paresthesia and inadvertent cannulation of blood vessels or the dura, while improving the clinician’s ability to thread the catheter into the epidural space. Our Arrow TheraCath epidural catheter, with high compression strength for direction-ability and enhanced radiopacity, was designed for pain management procedures where increased steer-ability is important. Additional integral components create a range of standard and custom procedural kits.

During 2009, we introduced a new line of laryngeal masks, added a line of disposable metal laryngoscope blades to our line of laryngoscope products and extended our endotracheal tube product line. We also expanded our range of products for acute pain management with the introduction of new spinal kits marketed under the Arrow SureBlock Spinal brand.

Urology

Our line of urology products provides bladder management for patients in the hospital and home care markets. Our product portfolio consists principally of catheters (including Foley, intermittent, external and suprapubic), urine collectors, catheterization accessories and products for operative endurology. We believe we have significant market share in Foley catheters in the EMEA markets (Europe, the Middle East and Africa).

We also design our urine collectors, catheterization accessories and kits with our overall infection prevention strategy in mind. For example, the Rüsch MMG Closed System intermittent catheter is used by spinal cord injury patients to help reduce the likelihood of urinary tract infections.

In the United States, reimbursement regulations were implemented in 2009 that allow many Medicare patients to shift from a re-useable practice, with its inherent risk of infections, to a single use disposable practice. Sales of our intermittent catheters in the U.S. have benefited from this reimbursement shift.

During 2009, we introduced new intermittent catheters with hydrophilic coatings, a new Profile urinary Foley catheter, and a silicone post-operative Foley catheter all marketed under the Rüsch brand.

Surgical Care

Surgical care, which is predominantly comprised of single use products, represented 19 percent of Medical Segment revenues in 2009. Our surgical products include: ligation and closure products, including appliers, clips, and sutures used in a variety of surgical procedures; access ports used in minimally invasive surgical procedures including robotic surgery; and fluid management products used for chest drainage. Our surgical products also include hand-held instruments for general and specialty surgical procedures, In addition, we provide instrument management services. We market surgical products under the Deknatel, Pleur-evac, Pilling, Taut and Weck brand names.

Hem-o-lok is a unique locking polymer ligation clip, and is a significant part of the Weck portfolio. Hem-o-lok clips have special applications in robotic, laparoscopic and cardiovascular surgery and provide surgeons with a unique level of security and performance.

In 2009, we introduced the Taut Universal Seal designed for use with the ADAPt line of bladeless laparoscopic access devices. The new Taut seal provides surgeons the ability to perform laparoscopic procedures with variable diameter instruments, without flimsy diaphragm seals, lubricants that can smudge cameras or the need for reducer caps. Also during 2009, we added a new rotating head stapler and a new long endoscopic clip applier to our extensive line of ligation products.

Cardiac Care

Cardiac care products accounted for approximately 5 percent of Medical Segment revenues in fiscal 2009. Products in this category include diagnostic catheters and capital equipment, such as thermodilution and wedge pressure catheters; specialized angiographic catheters, such as Berman and Reverse Berman catheters; therapeutic delivery catheters, such as temporary pacing catheters; and intra-aortic balloon, or IAB, catheters to capital equipment, such as intra-aortic balloon pump, or IABP, consoles. IABP products are used to augment oxygen delivery to the cardiac muscle and reduce the oxygen demand after cardiac surgery, serious heart attack or interventional procedures.

The IAB and IABP product lines feature the AutoCAT 2 WAVE console and the FiberOptix catheter, which together utilize fiber optic technology for arterial pressure signal acquisition and enable the patented WAVE timing algorithm to support the broadest range of patient heart rhythms, including severely arrhythmic patients.

OEM and Development Services

Customized medical instruments, implants and components sold to original equipment manufacturers, or OEMs, represented 10 percent of Medical Segment revenues in 2009. Under the Beere Medical, KMedic, Specialized Medical Devices, Deknatel and TFXOEM brand names, we provide specialized product development services, which include design engineering, prototyping and testing, manufacturing, assembly and packaging. Our OEM product development and manufacturing facilities are located globally in close proximity to major medical device manufacturers in Germany, Ireland, Mexico and the United States.

The OEM category includes custom extrusion, catheter fabrication, introducer systems, sheath/dilator sets, specialty sutures, resins and performance fibers. We also provide machined and forged instrumentation for general and specialty procedures, Ortho-Grip® instrument handles and fixation devices used primarily for orthopedic procedures.

Medical Segment Revenues

The following table sets forth revenues for 2009, 2008 and 2007 by product category for the Medical Segment.

	2009	2008	2007
	(Dollars in thousands)

Critical Care	$939,390	$957,129	$578,097
Surgical Care	$282,889	$295,992	$294,501
Cardiac Care	$70,770	$72,871	$18,154
OEM and Development Services	$149,829	$158,343	$138,142
Other	$14,230	$14,774	$12,455

The following table sets forth the percentage of revenues for 2009, 2008 and 2007 by end market for the Medical Segment.

	2009	2008	2007

Hospitals / Healthcare Providers	84%	84%	78%
Medical Device Manufacturers	10%	10%	13%
Home Health	6%	6%	9%

Markets for these products are influenced by a number of factors including demographics, utilization and reimbursement patterns in the worldwide healthcare markets. Our products are sold through direct sales or distribution in over 140 countries. The following table sets forth the percentage of revenues for 2009, 2008 and 2007 derived from the major geographic areas we serve.

	2009	2008	2007

North America	53%	53%	54%
Europe, Middle East and Africa	36%	37%	38%
Asia, Latin America	11%	10%	8%

 Aerospace

Our Aerospace Segment businesses provide cargo handling systems and equipment for wide body and narrow body aircraft, cargo containment devices for air cargo and passenger baggage, and actuators for applications in commercial and military aircraft. We are a leading global provider of cargo handling systems and equipment and cargo containers for commercial aircraft. Our brand names, Telair International and Nordisk, are well known and respected on a global basis.

Sales to customers in commercial aviation markets represent 95 percent of revenues in this segment in 2009. Markets for our commercial aviation products are influenced by the level of general economic activity, investment patterns in new aircraft, both passenger and cargo, cargo market trends and flight hours. Major locations for manufacturing and service are located in Germany, Norway, the United States, Sweden, Singapore and China.

Cargo-handling Systems and Equipment

Our cargo-handling systems include on-board automated cargo-loading systems for wide-body aircraft, baggage-handling systems for narrow body aircraft, aftermarket spare parts and repair services. Marketed under the Telair International brand name, our wide-body cargo-handling systems are sold to aircraft original equipment manufacturers or to airlines and air freight carriers as “seller and/or buyer furnished equipment” for original installations or as retrofits for existing equipment. Cargo-handling systems require a high degree of engineering sophistication.

Telair International is the exclusive supplier of main deck and lower deck cargo systems for the new Boeing 747-8. Telair is also the exclusive provider of lower deck systems for the Airbus A330/A340-200 and 300 aircraft. Airbus is currently producing over 80 of these aircraft per year. Telair has been selected to supply cargo systems for the Airbus A350 XWB airframe when it enters production. Telair is also the exclusive supplier of sliding carpet systems for bulk-loading of narrow body aircraft such as 737 passenger planes. The Telair narrowbody system speeds loading and unloading of baggage and cargo to speed turnaround and increase aircraft utilization. This system is being installed in new 737’s for American Airlines and Continental Airlines, as well as in 737’s and the A320 family aircraft for airlines all over the world. Telair also provides bin loading systems for Canadair (Bombardier) aircraft. In addition to the design and manufacture of cargo systems, we provide customers with aftermarket spare parts and repair services for their Telair systems.

Cargo Containment

We design, manufacture and repair unit loading devices, or ULDs, which include both cargo containers and pallets. In November 2007, we acquired Nordisk Aviation Products, expanding our customer base and global manufacturing and service capacity for cargo equipment. Nordisk globally has the widest ULD product line and specializes in ULDs that either reduce weight or maximize cargo volume by closely matching the interior contour of the aircraft. In 2009 Nordisk introduced the 55 kg Ultralite container, the lightest in its class. Weight reduction is a key factor in extending the range of aircraft, increasing payload and reducing fuel costs. Nordisk provides global support of its products with worldwide spare parts stocking and a network of affiliated repair stations.

Actuation

We manufacture and repair actuation devices and components for our systems and other related aircraft controls, including canopy and door actuators, cargo winches and flight controls. Teleflex actuators are used on the Boeing 747, 767 and 737 aircraft, as well as a number of military and legacy aircraft. In 2009, our actuation business won a significant order to provide actuation devices for the U.S. Air Force A-10 wing replacement program, as well as new content on the 747-8 and 747-Intercontinental.

Aerospace Segment Revenue Information

The following table sets forth the percentage of revenues for 2009, 2008 and 2007 by end market for the Aerospace Segment.

	2009	2008	2007

Commercial Aviation	95%	98%	93%
Military, Industrial and Other	5%	2%	7%

 Commercial

Our Commercial Segment businesses principally design, manufacture and distribute steering and throttle controls and engine and drive assemblies primarily for the recreational marine market, and rigging products and services for oil exploration, dredging, mooring, construction and associated applications. Major manufacturing operations are located in Canada, the United States and Singapore.

Marine Steering and Throttle Controls and Engine Assemblies and Drive Parts

This is the largest single product category in the Commercial Segment, representing 68 percent of the Commercial Segment revenues in 2009. Products in this category include: shift and throttle cables; mechanical, hydraulic and electronic steering systems and throttle controls; engine drive parts; associated parts and products; and outdoor power components.

We are a leading global provider of both mechanical and hydraulic steering systems for recreational powerboats and mechanical, hydraulic, and electronic throttle controls. We also are a leading distributor of engine assemblies and drive parts, which are marketed under the well-known Sierra brand name. Our marine products are sold to OEMs, such as SeaRay, Bayliner, Volvo Penta, Mercury and Yamaha; and to the aftermarket through distributors, dealers and retail outlets and are widely available at marinas and retail outlets such as West Marine and Bass Pro Shops. Our major product brands include Teleflex Marine, TFXtreme, SeaStar, BayStar and Sierra.

We also manufacture and sell heaters that provide cold weather auxiliary heating solutions for commercial vehicles under the Proheat name and burner units that provide a heat source for military field feeding appliances.

Rigging Products and Services

Products in this category represented 32 percent of Commercial Segment revenues in 2009. Products include customized heavy-duty wire rope, wire rope assemblies, high tensile synthetic rope, synthetic assemblies and related rigging hardware. Our markets include oil drilling, marine transportation, marine construction and material handling. With strain testing capabilities, we also help our customers meet new safety legislation and regulations for moorings. In 2007, we enhanced our product offerings in this business through our acquisition of Southern Wire Corporation, a prominent wholesale provider of rigging services. With facilities in Texas, Louisiana, Nevada, Missouri, and Mississippi, our rigging products and services business serves over 1,500 active accounts.

Commercial Segment Revenue Information

The following table sets forth revenues for 2009, 2008 and 2007 by product category for the Commercial Segment.

	2009	2008	2007
	(Dollars in thousands)

Marine Driver Controls and Engine and Drive Parts	$168,125	$212,350	$253,843
Rigging Products and Services	$79,703	$101,454	$82,077

The following table sets forth the percentage of revenues for 2009, 2008 and 2007 by end market for the Commercial Segment.

	2009	2008	2007

Recreational Marine	47%	54%	63%
Commercial Vehicles	13%	14%	12%
Military	8%	—	—
Rigging Products and Services	32%	32%	25%

GOVERNMENT REGULATION

Government agencies in a number of countries regulate our products and the products sold by our customers utilizing our products. The U.S. Food and Drug Administration and government agencies in other countries regulate the approval, manufacturing, and sale and marketing of many of our healthcare products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacture and sale of some of our aerospace products and license the operation of our repair stations. For more information, see Item 1A. “Risk Factors.”

COMPETITION

 Medical Segment

The medical devices industry is highly competitive. We compete with many companies, ranging from small start-up enterprises to companies that are larger and more established than us with access to significant financial resources. Furthermore, new product development and technological change characterize the market in which we compete. We must continue to develop and acquire new products and technologies for our Medical Segment businesses to remain competitive. We believe that we compete primarily on the basis of clinical superiority and innovative features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness.

 Aerospace and Commercial Segments

The businesses within our Aerospace and Commercial segments generally face significant competition from competitors of varying sizes. We believe that our competitive position depends on the technical competence and creative ability of our engineering personnel, the know-how and skill of our manufacturing personnel, and the strength and scope of our sales, service and distribution networks. Competitors of the businesses with our Aerospace Segment include Goodrich Corporation, AAR Corp and Driessen Aerospace Group. Competition for our Commercial business tends to be fragmented.

SALES AND MARKETING

 Medical Segment

Our medical products are sold directly to hospitals, healthcare providers, distributors and to original equipment manufacturers of medical devices through our own sales forces and through independent representatives and independent distributor networks.

 Aerospace and Commercial Segments

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

BACKLOG

 Medical Segment

Most of our medical products are sold to hospitals or healthcare providers on orders calling for delivery within a few days or weeks, with longer order times for products sold to medical device manufacturers. Therefore, the backlog of our Medical Segment orders is not indicative of probable revenues in any future 12-month period.

 Aerospace Segment

As of December 31, 2009, our backlog of firm orders for our Aerospace Segment was $45 million, of which we expect approximately 95 percent to be filled in 2010. Our backlog for our Aerospace Segment on December 31, 2008 was $68 million.

 Commercial Segment

Standard Commercial Segment products are typically shipped between a few days and three months after receipt of order. Therefore, the backlog of such orders is not indicative of probable revenues in any future 12-month period.

PATENTS AND TRADEMARKS

We own a portfolio of patents, patents pending and trademarks. We also license various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All capitalized product names throughout this document are trademarks owned by, or licensed to, us or our subsidiaries. Although these have been of value and are expected to continue to be of value in the future, we do not consider any single patent or trademark, except for the Teleflex and Arrow brands, to be essential to the operation of our business.

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

RESEARCH AND DEVELOPMENT

We are engaged in both internal and external research and development in our Medical, Aerospace and Commercial segments. Nearly 80% of our research and development costs occur in our Medical business in connection with our efforts to bring innovative new products to the markets we serve, and to enhance the clinical value, ease of use, safety and reliability of our existing product lines. Our research and development efforts support our strategic objectives to provide safe and effective products that reduce infections, improve patient and clinician safety, enhance patient outcomes and enable less invasive procedures.

Research and development in our Aerospace and Commercial businesses is focused on the development of lighter, more durable and more automated systems and products that facilitate cargo loading and containment on commercial aircraft and improve the performance of recreational boats.

We also acquire or license products and technologies that are consistent with our strategic objectives and enhance our ability to provide a full range of product and service options to our customers.

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

EMPLOYEES

We employed approximately 12,700 full-time and temporary employees at December 31, 2009. Of these employees, approximately 3,900 were employed in the United States and 8,800 in countries outside of the United States. Less than 8% percent of our employees in the United States were covered by union contracts. We have government-mandated collective-bargaining arrangements or union contracts that cover employees in other countries. We believe we have good relationships with our employees.

INVESTOR INFORMATION

We are subject to the reporting requirements of the Securities Exchange Act of 1934. Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

You can access financial and other information in the Investors section of our website which can be accessed at www.teleflex.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The information on our website is not part of this annual report on Form 10-K. The reference to our website address is intended to be an inactive textual reference only.

We are a Delaware corporation incorporated in 1943. Our executive offices are located at 155 South Limerick Road, Limerick, PA 19468. Our telephone number is (610) 948-5100.

EXECUTIVE OFFICERS

The names and ages of all of our executive officers as of February 24, 2010 and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company

Jeffrey P. Black	50	Chairman, Chief Executive Officer and Director
Richard A. Meier	50	Executive Vice President and Chief Financial Officer
Laurence G. Miller	55	Executive Vice President, General Counsel and Secretary
R. Ernest Waaser	53	President — Medical
John Suddarth	50	President — Aerospace and Commercial
Vince Northfield	46	Executive Vice President, Global Operations — Medical

Mr. Black has been Chairman since May 2006, Chief Executive Officer since May 2002 and President since December 2000. He has been a Director since November 2002. Mr. Black was President of the Teleflex Industrial Group from July 2000 to December 2000 and President of Teleflex Fluid Systems from January 1999 to July 2000.

Mr. Meier joined Teleflex as Executive Vice President and Chief Financial Officer in January 2010. Prior to joining Teleflex, Mr. Meier held various executive-level positions with Advanced Medical Optics, Inc., a global ophthalmic medical device company, from April 2002 to May 2009. He most recently served as President and Chief Operating Officer of Advanced Medical Optics from November 2007 to May 2009.

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

Mr. Suddarth has been the President of our Aerospace and Commercial segments since March 2009. From July 2004 to March 2009, Mr. Suddarth was the President of Teleflex Aerospace. From 2003 to 2004, Mr. Suddarth was the President of Techsonic Industries Inc., a former subsidiary of Teleflex that manufactured underwater sonar and video viewing equipment, which was divested in 2004.

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

We are subject to risks that could adversely affect our business, financial condition and results of operations. These risks include, but are not limited to the following:

We face significant uncertainty in the industry due to government health care reform.

Political, economic and regulatory influences are subjecting the health care industry to fundamental changes. We anticipate that the current presidential administration, Congress and certain state legislatures will continue to review and assess alternative health care delivery systems and payment methods with an objective of reducing health care costs and expanding access. The uncertainties regarding the final legislation and its implementation could continue to have an adverse effect on our customers’ purchasing decisions regarding our products and services. Any legislation enacted could represent opportunities and challenges. The potential exists that Medicare and Medicaid reimbursement in a variety of health care settings could be negatively impacted. Additionally, proposals to tax the sale of medical device technologies are being considered in Congress. At this juncture in the legislative process, it is not possible to determine the final magnitude of the tax or its precise structure and implementation. However, should a medical device manufacturers’ tax be enacted into law, its impact, along with the impact of health care reform to Medicare and Medicaid reimbursement as well as other aspects of the various reform plans to our industry, could have a material adverse effect on our financial condition, results of operations and cash flow. At this time, we cannot predict with certainty which, if any, health care reform proposals will be adopted, when they may be adopted or what impact they may have on us.

Customers in our Medical Segment depend on third party reimbursement and the failure of healthcare programs to provide reimbursement or the reduction in levels of reimbursement for our medical products could adversely affect our Medical Segment.

Demand for some of our medical products is affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Internationally, medical reimbursement systems vary significantly, with medical centers in some countries having fixed budgets, regardless of the level of patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for some of our medical products could be adversely affected.

We cannot be sure that third party payors will maintain the current level of reimbursement to our customers for use of our existing products. Adverse coverage determinations or any reduction in the amount of reimbursement could harm our business. In addition, as a result of their purchasing power, third party payors often seek discounts, price reductions or other incentives from medical products suppliers. Our provision of such pricing concessions could negatively impact our revenues and product margins.

Much of our business is subject to extensive government regulation, which may require us to incur significant expenses to ensure compliance; our failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition

Numerous national and local government agencies in a number of countries regulate our products. The U.S. Food and Drug Administration (“FDA”) and government agencies in other countries regulate the approval, manufacturing and sale and marketing of many of our medical products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacture and sale of some of our aerospace products and licenses for the operation of our repair stations. Failure to comply with applicable regulations and quality assurance guidelines could lead to manufacturing shutdowns, product shortages, delays in product manufacturing, product seizures, recalls, operating restrictions, withdrawal of required licenses, prohibitions against exporting of products to, or importing products from countries outside the United States. In addition, civil and criminal penalties, including exclusion under Medicaid or Medicare, could result from regulatory violations. Any one or more of these events could have a material adverse effect on our business, financial condition and results of operations.

The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. The regulatory approval process may result in delayed realization of product revenues or in substantial additional costs, which could have a material adverse effect on our financial condition and results of operations. Our Medical Segment facilities are subject to periodic inspection by the FDA and other federal, state and foreign governmental authorities, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures.

On October 11, 2007, Arrow International received a corporate warning letter from the FDA, which expresses concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation and inspection and training procedures. While we are working with the FDA to resolve these issues, our efforts to address the issues raised in the warning letter have required and may continue to require the dedication of significant internal and external resources. There can be no assurance regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. In addition, if our remedial actions are not satisfactory to the FDA, we may need to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us. These actions may include seizing our product inventory, obtaining a court injunction against further marketing of our products, assessing civil monetary penalties or imposing a consent decree on us, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

These laws and government regulations are complex, change frequently and have tended to become more stringent over time. We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or will not adversely affect our financial condition and results of operations. Moreover, we may become subject to additional environmental claims, which may include claims for personal injury or cleanup, based on our past, present or future business activities, which could also adversely affect our financial condition and results of operations.

Our strategic initiatives may not produce the intended growth in revenue and operating income.

We have disclosed operational strategies and initiatives. These strategies include making significant investments to achieve revenue growth and margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected. In addition, as part of our strategy for growth, we have made and may continue to make acquisitions and divestitures and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions, associated with announced restructuring, realignment and cost reduction activities.

Over the past few years we have announced several restructuring, realignment and cost reduction initiatives, including significant realignments of our businesses, employee terminations and product rationalizations. While we have started to realize the efficiencies of these actions, these activities may not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. If these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.

Our failure to successfully develop new products could adversely affect our results.

The medical device industry is characterized by rapid product development and technological advances. In addition, while our products for the aerospace and commercial industries generally have longer life cycles, many of those products require changes in design or other enhancements to meet the evolving needs of our customers. The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and to enhance existing products. Our product development efforts may require substantial investment by us. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products, such as the inability to:

•	identify viable new products;

•	obtain adequate intellectual property protection;

•	gain market acceptance of new products; or

•	successfully obtain regulatory approvals.

Moreover, we may not otherwise be able to successfully develop and market new products or enhance existing products. Our failure to successfully develop and market new products or enhance existing products could reduce our revenues and margins, which would have an adverse effect on our business, financial condition and results of operations.

We may incur material losses and costs as a result of product liability, warranty, recall and other claims that may be brought against us.

Our businesses expose us to potential product liability risks that are inherent in the design, manufacture and marketing of our products. In particular, our medical device products are often used in surgical and intensive care settings with seriously ill patients. Many of these products are designed to be implanted in the human body for varying periods of time, and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, the patient. In addition, our products for the aerospace and commercial industries are used in potentially hazardous environments. Although we carry product liability insurance we may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to safety, and we may experience lost sales and be exposed to legal and reputational risk. Product liability, warranty and recall costs may have a material adverse effect on our financial condition and results of operations.

We also are party to various lawsuits and claims arising in the normal course of business involving contracts, intellectual property, import and export regulations, employment and environmental matters. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition and results of operations. While we do not believe that any litigation in which we are currently engaged would have such an adverse effect, the outcome of litigation, including regulatory matters, is often difficult to predict, and we cannot assure that the outcome of pending or future litigation will not have a material adverse effect on our business, financial condition or results of operations.

We have substantial debt obligations that could adversely impact our business, results of operations and financial condition.

As of December 31, 2009, our outstanding indebtedness was approximately $1.2 billion. We will be required to use a significant portion of our operating cash flow to reduce our indebtedness over the next few years. As a result, cash flow available to fund working capital, capital expenditures, acquisitions, investments and dividends may be limited. Our indebtedness may also subject us to greater vulnerability to general adverse economic and industry conditions and increase our vulnerability to increases in interest rates because a portion of our indebtedness bears interest at floating rates.

Our senior credit facility and agreements with the holders of our senior notes, which we refer to below as our senior debt facilities, impose certain operating and financial covenants that could limit our ability to, among other things:

•	incur debt;

•	create liens;

•	consolidate, merge or dispose of assets;

•	make investments;

•	engage in acquisitions

•	pay dividends on, repurchase or make distributions in respect of our capital stock; and

•	enter into derivative agreements to manage exposure to changes in interest rates.

In addition, the terms of our senior debt facilities require us to comply with a number of covenants, including covenants that require us to maintain specified financial ratios, which are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure that, in the event of a significant deterioration of our operating results, we will be able to satisfy those ratios. A breach of any of these covenants could result in a default under our senior debt facilities. If we fail to maintain compliance with these covenants and cannot obtain a waiver from the lenders under the senior debt facilities, the lenders could elect to declare all amounts outstanding under the senior debt facilities to be immediately due and payable and terminate all commitments to extend further credit under the facilities. If the lenders under the senior debt facilities accelerate the repayment of borrowings and we are not able to obtain financing to enable repayment, we likely would have to liquidate significant assets, which nevertheless may not be sufficient to repay our borrowings.

We are subject to risks associated with our non-U.S. operations.

Although no material concentration of our manufacturing operations exists in any single country, we have significant manufacturing operations outside the United States, including operations conducted through entities that are not wholly-owned. As of, and for the year ended, December 31, 2009, approximately 41% of our total fixed assets and 46% of our total net revenues were attributable to products directly distributed from our operations outside the U.S. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S., including:

•	exchange controls, currency restrictions and fluctuations in currency values;

•	trade protection measures;

•	import or export requirements;

•	subsidies or increased access to capital for firms who are currently or may emerge as competitors in countries in which we have operations;

•	potentially negative consequences from changes in tax laws;

•	restrictions and taxes related to the repatriation of foreign earnings;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unsettled political and economic conditions and possible terrorist attacks against American interests.

These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.

Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We expect revenue from products manufactured in, and sold into, non-U.S. markets to continue to represent a significant portion of our net revenue. Our consolidated financial statements reflect translation of financial statements denominated in non-U.S. currencies to U.S. dollars, our reporting currency. When the U.S. dollar strengthens or weakens in relation to the foreign currencies of the countries where we sell or manufacture our products, such as the euro, our U.S. dollar-reported revenue and income will fluctuate. Although we have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows denominated in non-functional currency in order to reduce the effects of currency rate fluctuations, changes in the relative values of currencies may, in some instances, have a significant effect on our results of operations.

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

Fluctuations in our effective tax rate and changes to tax laws may adversely affect our results.

As a company with significant operations outside of the U.S., we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of the countries, states and other jurisdictions in which we operate. Our effective tax rate, however, may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. In addition, unfavorable results of tax audits and changes in tax laws in jurisdictions in which we operate, among other things, could adversely affect our results of operations and cash flows.

An interruption in our manufacturing operations may adversely affect our business.

Many of our key products across all three of our business segments are manufactured at single locations, with limited alternate facilities. If an event occurs that results in damage to one or more of our facilities, it may not be possible to timely manufacture the relevant products at previous levels or at all. In addition, with respect to our Medical Segment, due to the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components that are acceptable to us, could have an adverse effect on our results of operations and financial condition.

Further adverse developments in general domestic and global economic conditions combined with a continuation of volatile global credit markets could adversely impact our operating results, financial condition and liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The credit and capital markets experienced extreme volatility and disruption over the past year, leading to recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions have caused customers to reduce, modify, delay or cancel plans to purchase our products and services. While recent indicators suggest modest improvement in the United States and global economy, we cannot predict the timing or extent of any economic recovery or the extent to which our customers will return to more normalized spending behaviors. If the recessionary conditions continue or worsen, our customers may terminate existing purchase orders or reduce the volume of products or services they purchase from us in the future. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. These types of actions by our suppliers could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

In addition, the amount of goodwill and other intangible assets on our consolidated balance sheet have increased significantly in recent years, primarily as a result of the acquisition of Arrow International in 2007. Adverse economic and financial market conditions may result in future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Our technology is important to our success, and our failure to protect this technology could put us at a competitive disadvantage.

Because many of our products rely on proprietary technology, we believe that the development and protection of our intellectual property rights is important, though not essential, to the future success of our business. In addition to relying on our patents, trademarks and copyrights, we rely on confidentiality agreements with employees and other measures to protect our know-how and trade secrets. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use these products or technology. The steps we have taken may not prevent unauthorized use of this technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. Moreover, there can be no assurance that others will not independently develop the know-how and trade secrets or develop better technology than ours or that current and former employees, contractors and other parties will not breach confidentiality agreements, misappropriate proprietary information and copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Our inability to protect our proprietary technology could result in competitive harm that could adversely affect our business.

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

Approximately 13% of our net revenues are generated by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements in foreign jurisdictions. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our operations have approximately 118 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted therein.

Our major facilities are as follows:

	Square	Owned or
Location	Footage	Leased

Medical Segment
Haslet, TX	304,000	Leased
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	206,000	Owned
Durham, NC	199,000	Leased
Reading, PA	166,000	Owned
Chihuahua, Mexico	154,000	Owned
Wyomissing, PA	147,000	Owned
Research Triangle Park, NC	147,000	Owned
Kernen, Germany	142,000	Leased
Tongeren, Belgium	131,000	Leased
Zdar nad Sazavou, Czech Republic	108,000	Owned
Kamunting, Malaysia	102,000	Owned
Tecate, Mexico	96,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Arlington Heights, IL	86,000	Leased
Kenosha, WI	77,000	Owned
Kamunting, Malaysia	77,000	Leased
Kernen, Germany	73,000	Owned
Wyomissing, PA	66,000	Leased
Jaffrey, NH	65,000	Owned
Everett, MA	56,000	Leased
Bad Liebenzell, Germany	53,000	Leased
Commercial Segment
Litchfield, IL	169,000	Owned
Richmond, BC, Canada	161,000	Leased
Singapore	118,000	Owned
Houston, TX	117,000	Owned
Limerick, PA	113,000	Owned
Olive Branch, MS	80,000	Leased
Aerospace Segment
Holmestrand, Norway	152,000	Leased
Simi Valley, CA	122,000	Leased
Miesbach, Germany	112,000	Leased

In addition to the properties listed above, we own or lease approximately 1.0 million square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia, Asia and Africa. We also own or lease certain properties that are no longer being used in our operations. We are actively marketing these properties for sale or sublease. At December 31, 2009, the unused owned properties were classified as held for sale.

ITEM 3.	LEGAL PROCEEDINGS

On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA). The letter cited three site-specific warning letters issued by the FDA in 2005 and subsequent inspections performed from June 2005 to February 2007 at Arrow’s facilities in the United States. The letter expressed concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation, inspection and training procedures. It also advised that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues has been deficient. Limitations on pre-market approvals and certificates for foreign governments had previously been imposed on Arrow based on prior inspections and the corporate warning letter did not impose additional sanctions that are expected to have a material financial impact on the Company.

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that included the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. At the end of 2009, the FDA began its reinspections of the Arrow facilities covered by the corporate warning letter. These inspections have been substantially completed, and the FDA has issued certain written observations to Arrow as a result of those inspections. We are currently in the process of responding to those observations and communicating with the FDA regarding resolution of all outstanding issues.

While the Company continues to believe it has substantially remediated these issues through the corrective actions taken to date, there can be no assurances that these issues have been resolved to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company.

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

Our common stock is listed on the New York Stock Exchange, Inc. (symbol “TFX”). Our quarterly high and low stock prices and dividends for 2009 and 2008 are shown below.

Price Range and Dividends of Common Stock

2009	High	Low	Dividends

First Quarter	$54.61	$37.56	$0.340
Second Quarter	$46.54	$37.21	$0.340
Third Quarter	$51.31	$42.34	$0.340
Fourth Quarter	$55.30	$47.00	$0.340

2008	High	Low	Dividends

First Quarter	$63.60	$47.82	$0.320
Second Quarter	$60.18	$47.21	$0.340
Third Quarter	$68.23	$51.00	$0.340
Fourth Quarter	$65.64	$40.00	$0.340

Various senior and term note agreements provide for the maintenance of certain financial ratios and limit the repurchase of our stock and payment of cash dividends. Under the most restrictive of these provisions, on an annual basis $223 million of retained earnings was available for dividends and stock repurchases at December 31, 2009. On February 23, 2010, the Board of Directors declared a quarterly dividend of $0.34 per share on our common stock, which is payable on March 15, 2010 to holders of record on March 3, 2010. As of February 23, 2010, we had approximately 804 holders of record of our common stock.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Through December 31, 2009, no shares have been purchased under this Board authorization. See “Stock Repurchase Programs” contained in the Management Discussion and Analysis of Financial Condition and Results of Operations” on page 42 for more information.

The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor (S&P) 500 Stock Index and the S&P MidCap 400 Index. We have selected the S&P MidCap 400 Index because, due to the diverse nature of our businesses, we do not believe that there exists a relevant published industry or line-of-business index and do not believe we can reasonably identify a peer group. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2004 and that all dividends were reinvested.

MARKET PERFORMANCE
Comparison of Cumulative Five Year Total Return

Company/Index	2004	2005	2006	2007	2008	2009

Teleflex Incorporated	100	128	129	128	104	116
S&P 500 Index	100	107	122	128	81	102
S&P MidCap 400 Index	100	115	125	135	86	118

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data in the following table includes the results of operations for acquired companies from the respective date of acquisition, including Arrow International from October 1, 2007. See note (2) below for a description of special charges included in the 2008 and 2007 financial results.

	2009		2008		2007		2006	2005
	(Dollars in thousands, except per share)

Statement of Income Data:
Net revenues(1)	$1,890,062		$2,066,731		$1,575,082		$1,327,969	$1,260,685
Income from continuing operations before interest and taxes	$269,768		$264,956	(2)	$143,499	(2)	$134,038	$144,182
Income (loss) from continuing operations	$142,942		$98,116	(2)	$(31,655	)(2)	$69,757	$78,723
Amounts attributable to common shareholders for income (loss) from continuing operations	$141,785		$97,369	(2)	$(32,180	)(2)	$70,071	$79,556
Per Share Data:
Income (loss) from continuing operations — basic	$3.57		$2.46		$(0.82)		$1.76	$1.96
Income (loss) from continuing operations — diluted	$3.55		$2.44		$(0.82)		$1.75	$1.94
Cash dividends	$1.36		$1.34		$1.245		$1.105	$0.97
Balance Sheet Data:
Total assets	$3,839,005		$3,926,744		$4,187,997		$2,361,437	$2,403,048
Long-term borrowings, less current portion	$1,192,491		$1,437,538		$1,540,902		$487,370	$505,272
Shareholders’ equity	$1,580,241		$1,246,455		$1,328,843		$1,189,421	$1,142,074
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$189,813	(4)	$105,656	(4)	$234,329		$130,291	$192,850
Net cash (used in) provided by financing activities from continuing operations	$(402,213)		$(180,769)		$1,111,418		$(192,768)	$(253,769)
Net cash provided by (used in) investing activities from continuing operations	$282,374		$(33,108)		$(1,513,140)		$(62,791)	$90,721
Free cash flow(3)	$159,404		$70,487		$192,946		$95,290	$159,014

Certain reclassifications have been made to the prior year consolidated financial statements as a result of new accounting guidance to conform to current period presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)	Amounts exclude the impact of certain businesses sold or discontinued, which have been presented in our consolidated financial results as discontinued operations.

(2)	The table below sets forth the effect of certain items on the Company’s results for 2008 and 2007. These are (i) the write-off of in-process R&D acquired in connection with the Arrow acquisition, (ii) the write-off of a fair value adjustment to inventory acquired in the Arrow acquisition, (iii) a tax adjustment related to repatriation of cash from foreign subsidiaries and a change in position regarding untaxed foreign earnings, and (iv) the write-off of deferred financing costs in connection with the repayment of a portion of the Company’s long-term debt.

	2008 Impact		2007 Impact
			Income from
	Income from		Continuing
	Continuing	Income (Loss)	Operations	Income (Loss)
	Operations	from	Before	from
	Before Interest	Continuing	Interest and	Continuing
	and Taxes	Operations	Taxes	Operations
	(In thousands)

(i) In-process R&D write-off	$—	$—	$30,000	$30,000
(ii) Write-off of inventory fair value adjustment	$6,936	$4,449	$28,916	$18,550
(iii) Tax adjustment related to untaxed unremitted earnings of foreign subsidiaries	$—	$—	$—	$80,910
(iv) Write-off of deferred financing costs	$—	$—	$4,803	$3,405

(3)	Free cash flow is calculated by reducing cash provided by operating activities from continuing operations by capital expenditures. Free cash flow is considered a non-GAAP financial measure. We use this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and to evaluate period-to-period comparisons. This financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management believes that free cash flow is a useful measure to investors because it facilitates an assessment of funds available to satisfy current and future obligations, pay dividends and fund acquisitions. Free cash flow is not a measure of cash available for discretionary expenditures since the Company has certain non-discretionary obligations, such as debt service, that are not deducted from the measure. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. The following is a reconciliation of free cash flow to the nearest GAAP measure as required under the Securities and Exchange Commission rules.

	2009	2008	2007	2006	2005
	(Dollars in thousands)

Free cash flow	$159,404	$70,487	$192,946	$95,290	$159,014
Capital expenditures	30,409	35,169	41,383	35,001	33,836

Net cash provided by operating activities from continuing operations	$189,813	$105,656	$234,329	$130,291	$192,850

(4)	Both 2009 and 2008 cash flow from continuing operations reflect the impact of estimated tax payments made in connection with businesses divested of $97.5 million and $90.2 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Teleflex strives to maintain a portfolio of businesses that provide consistency of performance, improved profitability and sustainable growth. We are focused on achieving consistent and sustainable growth through our internal growth initiatives, which include the development of new products, expansion of market share, moving existing products into new geographies, and through selected acquisitions which enhance or expedite our development initiatives and our ability to grow market share.

Over the past several years, we significantly changed the composition of our portfolio through acquisitions, principally in our Medical Segment, and divestitures in both our Aerospace and Commercial segments. These portfolio actions resulted in a significant expansion of our Medical Segment operations and a significant reduction in our Aerospace and Commercial Segment operations. As a result, our Medical Segment now accounts for over 75% of our revenues from continuing operations and over 90% of our segment operating profit. The following bullet points summarize our more significant acquisitions and divestitures, which occurred in 2007 and 2009. The results for the acquired businesses are included in the respective segments. See Notes 3 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our significant acquisitions and divestitures.

Medical Segment

•	October 2007 — Acquired Arrow International, Inc., a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, for approximately $2.1 billion.

•	April 2007 — Acquired substantially all of the assets of HDJ Company, Inc., providers of engineering and manufacturing services to medical device manufacturers, for approximately $25 million.

Commercial Segment

•	September 2009 — Divested business units that design and manufacture heavy-duty truck and locomotive auxiliary power units, truck and bus climate control systems, and components and systems for the use of alternative fuels in industrial vehicles and passenger cars with 2008 annual revenues of approximately $97 million, for approximately $14.5 million in cash.

•	December 2007 — Divested business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “GMS Businesses”) with 2007 revenues of over $860 million, for $560 million in cash.

•	April 2007 — Acquired substantially all of the assets of Southern Wire Corporation, a wholesale distributor of wire rope cables and related hardware, for approximately $20 million.

Aerospace Segment

•	March 2009 — Divested our 51% interest in Airfoil Technologies International Singapore Pte. Ltd. (“ATI Singapore”), which provides engine repair technologies and services primarily for critical components of flight turbines, including fan blades, compressors and airfoils, with 2008 annual revenues of approximately $257 million, for approximately $300 million in cash.

•	November 2007 — Acquired Nordisk Aviation Products A/S, a global leader in developing, manufacturing, and servicing containers and pallets for air cargo, for approximately $32 million.

•	June 2007 — Divested Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business with 2006 revenues of approximately $130 million, for approximately $134 million in cash.

We incurred significant indebtedness to fund a portion of the consideration for our October 2007 acquisition of Arrow. As of December 31, 2009, our outstanding indebtedness was approximately $1.2 billion, down from $1.5 billion as of December 31, 2008, primarily due to the use of $240 million of the proceeds from the sale of the ATI businesses to repay and reduce indebtedness. For additional information regarding our indebtedness, please see “Liquidity and Capital Resources” below and Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Global Economic Conditions

The global recessionary conditions that prevailed throughout 2009 have had an adverse impact on market activities including, among other things, failure of financial institutions, falling asset values, diminished liquidity, and reduced demand for products and services. At Teleflex, these economic developments principally affected our Aerospace and Commercial Segments during 2009, and, in response, we adjusted production levels and engaged in new restructuring activities. Although, on a consolidated basis, the economic conditions did not have a significant adverse impact on our financial position, results of operations or liquidity during 2009, the continuation of the broad economic trends could adversely affect our operations in the future, as described below. The potential effect of these factors on our current and future liquidity is discussed below under “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Medical — Our Medical Segment serves a diverse base of hospitals and healthcare providers in more than 140 countries. Healthcare policies and practice trends vary by country, and the impact of the global economic downturn was primarily felt in our U.S. and Asian markets during 2009. European healthcare markets were less affected due to the predominantly public funding mechanisms in those systems.

Hospitals in some regions of the United States experienced a decline in admissions, a weaker payor mix, and a reduction in elective procedures. Hospitals consequently took actions to reduce their costs, including limiting their capital spending, and distributors in the supply chain reduced inventory levels during 2009. The impact of these actions were most pronounced in capital goods markets, which affected our surgical instrument and cardiac assist businesses, and in the orthopedic sector which impacted our orthopedic OEM business. Approximately 80 percent of our Medical revenues come from disposable products used in critical care and surgical applications, and our sales volume could be negatively impacted if hospital admission rates or payor mix decline further as a result of continuing high unemployment rates (and subsequent loss of insurance coverage by consumers).

Although the impact of the global recession outside the United States has been less pronounced to date, funding for foreign healthcare institutions could be affected in the future as governments make further spending adjustments and enact versions of healthcare reform to lower overall healthcare costs. During 2009, the public healthcare systems in certain countries in Western Europe, most notably Greece, Spain, Portugal and Italy, have experienced reduced liquidity due to recessionary conditions which has resulted in a slow down in payments to us. We believe this situation will be with us until these countries are able to find alternative funding sources to their respective public healthcare sectors. In 2009, sales into the public hospital systems in these countries were approximately 4% of our total sales.

Distributors in certain Asian markets were negatively impacted by credit availability and large swings in currency values early in 2009 but returned to more normal order patterns later in the year.

Significant fundamental changes are currently being proposed to the healthcare system in the U.S. The U.S. House of Representatives and Senate passed versions of health care reform legislation late in 2009. The bills in their current form contain provisions that (i) mandate health insurance coverage, (ii) introduce various insurance market reforms and (iii) seek to finance the cost of health care reform by reductions in Medicare and Medicaid reimbursement and the levy of a variety of payroll taxes and fees on individuals and employers, including the imposition of fees on medical device manufacturers, such as Teleflex. The potential impact of these reforms remains uncertain. The addition of significant numbers of currently uninsured patients into the healthcare system could spur additional volume demand for our products. However, reductions in Medicare and Medicaid reimbursement could negatively affect pricing. We continue to study the evolution of the House and Senate bills, but until legislation is passed in final form, we will be unable to ascertain the anticipated impact on Teleflex.

•	Aerospace — Sudden and significant increases in fuel costs in mid-2008 resulted in reductions in capacity for passenger and cargo traffic, and accelerated retirement of older, less fuel efficient aircraft. These trends were exacerbated by the economic crisis in 2009 even though fuel prices have decreased from these record levels. The sharp drop in fuel costs toward the end of 2008 was a positive development for airlines, as it offset somewhat the recession related drop in revenues for both passenger and cargo traffic. Although lower traffic makes it more difficult to sell cargo containment equipment due to reduced demand, new aircraft production and weight and greenhouse gas reduction objectives create some opportunities in these markets. Despite the fact that our installed base of equipment continues to grow, short term lower overall aircraft utilization will reduce demand for spare parts and repair services in all three of our Aerospace businesses. Nevertheless, we are well positioned on certain new Airbus and Boeing airframes and deliveries of cargo handling systems are expected to continue at previously expected levels overall, albeit on a slightly longer time horizon than what we initially anticipated.

•	Commercial — The markets served by our Commercial Segment are largely affected by the general state of the economy and by consumer confidence. Factors such as housing starts, home values, fuel costs, environmental and other regulatory matters all affect the market outlook for the businesses in this segment. Very high fuel prices in 2008 began a trend of declining demand in the recreational marine market and the global recession that followed caused this trend to continue in 2009 in spite of moderating fuel costs. Although we experienced continued softness in the markets for new boats, aftermarket sales of replacement parts grew in the second half of 2009. Our rigging services business was adversely impacted by sharp drops in construction activity and in oil and gas exploration in 2009. We expect that growth will be a challenge in our Commercial Segment until there is a return to global economic growth and improvement in consumer confidence.

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

The following comparisons exclude the impact of the operations of the ATI businesses, Power Systems, TAMG, and the GMS businesses which have been presented in our consolidated financial results as discontinued operations (see Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K and “Discontinued Operations” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of discontinued operations).

 Revenues

	2009	2008	2007
	(Dollars in millions)

Net revenues	$1,890.1	$2,066.7	$1,575.1

Net revenues decreased approximately 9% to $1.89 billion in 2009 from $2.07 billion in 2008. Reduced revenues from core business caused 6% of the decline while foreign currency movements caused the other 3% of the decline. As a result of 2% core growth in the fourth quarter in the Medical Segment, core revenue in that segment was flat in 2009 compared to 2008, but core revenue declined in the Aerospace and Commercial segments 24% and 17%, respectively in 2009 compared to 2008. Weak global economic conditions have negatively impacted markets served by our Aerospace and Commercial segments throughout 2009.

Net revenues increased approximately 31% to $2.07 billion in 2008 from $1.58 billion in 2007. Businesses acquired in 2008 accounted for almost all of this increase in revenues, as foreign currency translation contributed 1% to revenue growth, while revenues from core business were essentially unchanged compared to 2007. Core revenue growth in the Medical (2%) and Aerospace (1%) segments was offset by a 9% decline in core revenues in the Commercial Segment, which was primarily due to a significant decrease in sales of recreational marine products.

 Gross profit

	2009	2008	2007
	(Dollars in millions)

Gross profit	$814.1	$855.0	$591.8
Percentage of sales	43.1%	41.4%	37.6%

Gross profit as a percentage of revenues increased to 43.1% in 2009 from 41.4% in 2008 with all three segments experiencing increases in gross profit as a percentage of revenues. The principal factors that impact the overall increase were a higher percentage of Medical revenues (77% of total revenues in 2009 compared to 73% in 2008), a $7 million fair value adjustment to inventory in the first quarter of 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009, synergies from the Arrow acquisition and manufacturing cost reductions implemented in each of our three segments, partly offset by higher pension expense in 2009 because of the decline in the value of our pension assets at the end of 2008 as a result of losses experienced in the global equity markets.

Gross profit as a percentage of revenues increased to 41.4% in 2008 from 37.6% in 2007. This trend was driven by increases in the Medical and Aerospace segments as the gross profit percentage in the Commercial Segment was unchanged from 2007. Improved margins in the Medical Segment were largely due to the inclusion of higher margin Arrow critical care product lines for the full year in 2008 compared to only the fourth quarter in 2007 and volume related manufacturing efficiencies in the Medical OEM product line. Improved margins in the Aerospace Segment were principally due to a shift in sales favoring engine repair services and away from sales of lower margin replacement parts in the engine repairs business.

 Selling, engineering and administrative

	2009	2008	2007
	(Dollars in millions)

Selling, engineering and administrative	$519.9	$562.6	$407.3
Percentage of sales	27.5%	27.2%	25.9%

Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues were 27.5% in 2009 compared to 27.2% in 2008. The increase in the amount as a percentage of revenues is due to the year-on-year decline in revenues. The reduction in the dollar value of these costs was principally the result of cost reduction initiatives throughout the Company, including restructuring and integration activities in connection with the Arrow acquisition and the 2008 Commercial segment restructuring program, and lower spending on remediation of FDA regulatory issues. These factors resulted in an aggregate reduction in expenses of approximately $45 million.

Selling, engineering and administrative expenses as a percentage of revenues were 27.2% in 2008 compared to 25.9% in 2007, principally due to approximately $25 million higher amortization expense related to the Arrow acquisition and approximately $20 million higher expenses in the Medical Segment related to the remediation of FDA regulatory issues.

 Goodwill impairment and in-process R&D charge

	2009	2008	2007
	(Dollars in millions)

Goodwill impairment	$6.7	$—	$2.4
In-process R&D charge	$—	$—	$30.0

In 2009, we performed an interim review of goodwill for our Cargo Container reporting unit during the second quarter as a result of the difficult market conditions confronting the Cargo Container reporting unit and the significant deterioration in its operating performance, which accelerated in the second quarter of 2009. Upon conclusion of this review, we determined that goodwill in the Cargo Container operations was impaired, and we recorded an impairment charge of $6.7 million in the second quarter of 2009.

In 2007, we recorded a $2.4 million goodwill impairment charge related to a write-down to the agreed selling price of one of our variable interest entities in the Commercial Segment.

The $30.0 million write-off of in-process research and development costs in 2007 is related to in-process R&D projects acquired in the Arrow acquisition which we determined had no alternative future use in their current state.

 Interest income and expense

	2009	2008	2007
	(Dollars in millions)

Interest expense	$89.5	$121.6	$74.7
Average interest rate on debt during the year	5.76%	6.13%	6.33%
Interest income	$(2.5)	$(2.3)	$(9.4)

Interest expense decreased in 2009 due to an approximate $350 million reduction in debt during the year, principally reflecting the $240 million of debt repaid in the first quarter of 2009 from the proceeds of the sale of the ATI business.

Interest expense increased significantly in 2008 compared to 2007 principally as a result of the full year impact of the debt incurred in connection with the Arrow acquisition in October 2007. Interest income decreased in 2008 compared to 2007 primarily due to lower amounts of invested funds combined with lower average interest rates.

 Taxes on income from continuing operations

	2009	2008	2007

Effective income tax rate	21.8%	32.6%	140.4%

The effective tax rate in 2009 was 21.8% compared to 32.6% in 2008. Taxes on income from continuing operations in 2009 were $39.9 million compared to $47.5 million in 2008. The decrease in the effective tax rate was due to (i) a decrease in deferred state tax liabilities driven by changes to applicable state tax laws and (ii) a reduction in the current year for reserves for uncertain tax positions as audits and settlements were closed, and fewer new reserves were established than in the prior year.

The effective tax rate in 2008 was 32.6% compared to 140.4% in 2007. Taxes on income from continuing operations of $109.9 million in 2007 include discrete income tax charges incurred in connection with the Arrow acquisition. Specifically, in connection with funding the acquisition of Arrow, the Company (i) repatriated approximately $197.0 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions; and (ii) changed its position with respect to certain additional previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. These items resulted in a discrete income tax charge in 2007 of approximately $80.9 million. The Company did not incur similar charges in 2009 or 2008.

 Restructuring and other impairment charges

	2009	2008	2007
	(Dollars in millions)

2008 Commercial restructuring program	$2.2	$0.4	$—
2007 Arrow integration program	7.0	16.0	0.9
2006 restructuring programs	—	0.9	1.9
2004 restructuring and divestiture program	—	—	0.7
Impairment charges	5.8	10.4	3.9

Total	$15.0	$27.7	$7.4

In December 2008, we began certain restructuring initiatives that affect the Commercial Segment. These initiatives involved the consolidation of operations and a related reduction in workforce at three of our facilities in Europe and North America. We implemented these initiatives as a means to address an expected continuation of weakness in the marine and industrial markets. These costs amounted to approximately $2.2 million during 2009. As of December 31, 2009, we have completed the 2008 Commercial Segment restructuring program. We expect to have realized annual pre-tax savings of between $3.5 - $4.5 million in 2010 as a result of actions taken in connection with this program.

In connection with the acquisition of Arrow during 2007, we formulated a plan related to the integration of Arrow and our other Medical businesses. The integration plan focused on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. Costs related to actions that affect employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the consolidated statement of operations. These costs amounted to approximately $7.0 million during 2009. As of December 31, 2009, we estimate that the aggregate of future restructuring and impairment charges that we will incur in connection with the Arrow integration plan are approximately $1.3 — $2.3 million in 2010. Of this amount, $1.0 — $1.5 million relates to employee termination costs, $0.2 — $0.5 million relates to contract termination costs associated with the termination of leases and certain distribution agreements and $0.1 — $0.3 million relates to other restructuring costs. We also have incurred restructuring related costs in the Medical Segment which do not qualify for classification as restructuring costs. In 2009 these costs amounted to

$2.5 million and are reported in the Medical Segment’s operating results in materials, labor and other product costs and in selling, engineering and administrative expenses. We expect to have realized annual pre-tax savings of between $70-$75 million by the end of 2010 when these integration and restructuring actions are complete.

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

During the second quarter of 2009, we recorded $2.3 million in impairment charges with respect to an intangible asset in our Commercial Segment. During the third quarter of 2009, we recorded a $3.3 million impairment charge related to our investment in a California real estate venture. In 2004, we contributed property and other assets that had been part of one of our former manufacturing sites to the real estate venture. During the third quarter of 2009, based on continued deterioration in the California real estate market, we concluded that our investment was not recoverable and recorded the impairment charge to fully write-off our investment in this venture.

Impairment charges in 2008 included $2.7 million related to five of our minority held investments precipitated by the deteriorating economic conditions in the fourth quarter of 2008, $0.8 million related to an intangible asset in the Commercial Segment that was identified during the annual impairment testing process, and a $0.2 million reduction in the carrying value of a building held for sale. In 2007, we determined that two minority-held investments and a building held for sale were impaired and recorded an aggregate charge of $3.9 million.

Segment Review

	Year Ended December 31			% Increase/(Decrease)
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	(Dollars in millions)

Segment data:
Medical	$1,457.1	$1,499.1	$1,041.3	(3)	44
Aerospace	185.1	253.8	197.8	(27)	28
Commercial	247.9	313.8	336.0	(21)	(7)

Net revenues	$1,890.1	$2,066.7	$1,575.1	(9)	31

Medical	$305.1	$286.3	$182.6	7	57
Aerospace	15.4	26.1	18.3	(41)	43
Commercial	15.2	26.1	32.0	(42)	(19)

Segment operating profit	$335.7	$338.5	$232.9	(1)	45

The percentage increases or (decreases) in revenues during the years ended December 31, 2009 and 2008 compared to the respective prior years were due to the following factors:

	% Increase/(Decrease)
	2009 vs 2008				2008 vs 2007
	Medical	Aerospace	Commercial	Total	Medical	Aerospace	Commercial	Total

Core growth	—	(24)	(17)	(6)	2	1	(9)	—
Currency impact	(3)	(3)	(1)	(3)	2	3	—	1
Acquisitions	—	—	—	—	40	24	3	30
Dispositions	—	—	(3)	—	—	—	(1)	—

Total Change	(3)	(27)	(21)	(9)	44	28	(7)	31

The following is a discussion of our segment operating results. Additional information regarding our segments, including a reconciliation of segment operating profit to income from continuing operations before interest, taxes and minority interest, is presented in Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Medical

Comparison of 2009 and 2008

Medical Segment net revenues declined 3% in 2009 to $1,457.1 million, from $1,499.1 million in 2008, entirely due to foreign currency fluctuations, mainly the stronger U.S. dollar against the Euro during the first three quarters of 2009. In the aggregate, we experienced no growth in core revenue in 2009 over 2008, as growth in critical care products in Europe and Asia/Latin America of approximately $11 million was offset by approximately $9 million lower sales of orthopedic instrumentation products to OEMs in North America and approximately $8 million lower sales of surgical products in North America and Europe.

Net sales for 2009, 2008 and 2007 by product group for the Medical Segment are comprised of the following:

	Year Ended December 31			% Increase/(Decrease)
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	(Dollars in millions)

Critical Care	$939.4	$957.1	$578.1	(2)	66
Surgical Care	282.9	296.0	294.5	(4)	1
Cardiac Care	70.8	72.9	18.2	(3)	300
OEM	149.8	158.3	138.1	(5)	15
Other	14.2	14.8	12.4	(4)	19

Net Revenues	$1,457.1	$1,499.1	$1,041.3	(3)	44

Disposable Medical Products for Critical Care

The decrease in critical care product sales during 2009 compared to 2008 was entirely due to currency fluctuations as core revenue in this product group increased approximately 1% in 2009. Higher sales of vascular access, urology and anesthesia products of approximately $12 million were partially offset by approximately $6 million lower sales of respiratory products, principally as a result of distributor de-stocking in North America in early 2009.

Surgical Instruments and Medical Devices

Surgical product sales declined approximately 4% in 2009 compared to 2008. Foreign currency movements negatively impacted sales by approximately 3%, and lower sales in the instrumentation product line in Europe and North America led the 1% decline in core revenue. We believe this decline in sales resulted from hospitals limiting their capital budgets for these products and distributors reducing inventory in the supply chain.

Cardiac Care Devices

The decrease in sales of cardiac care products in 2009 compared to 2008 is mainly due to currency movements, hospital capital budget constraints and a voluntary product recall during the first quarter of 2009.

Devices for Original Equipment Manufacturers (“OEM”)

Sales of devices to OEMs decreased primarily as a result of approximately $9 million lower sales of orthopedic instrumentation as higher sales of specialty sutures and other devices of approximately $2 million was offset by the impact of currency movements. A reduction in new product launches by OEM customers and overall weakness in OEM orthopedic markets due to hospital budgetary constraints and postponement of certain elective surgical procedures have had a negative impact on demand for our orthopedic instrumentation products.

Operating profit in the Medical Segment increased 7% in 2009 to $305.1 million, from $286.3 million in 2008. The negative impact on operating profit from a stronger U.S. dollar during the first three quarters of 2009 was more than offset by approximately $20 million of lower manufacturing and selling, general and administrative costs during 2009 as a result of cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition, and approximately $18 million lower expenses related to the remediation of FDA regulatory issues. Also, a $7 million expense for fair value adjustment to inventory in the first quarter of 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009, had a favorable impact on the comparison of 2009 operating profit to the prior year.

During the first quarter 2010, we undertook a voluntary recall of our custom IV tubing product. Estimated costs to be incurred for the recall are in a range of approximately $4.5 million to $7.5 million, pretax. Of that amount, $1.7 million relates to units sold or produced in 2009 and is included in materials, labor and other product costs in the 2009 consolidated statement of income.

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

Aerospace

Comparison of 2009 and 2008

Aerospace Segment net revenues declined 27% in 2009 to $185.1 million, from $253.8 million in 2008. Core revenue reductions accounted for nearly all (24%) of the decline in revenue. Weakness in the commercial aviation sector throughout 2009 resulted in reduced sales to commercial airlines and freight carriers of wide body cargo spare components and repairs, cargo containers and actuators. This market weakness has also reduced the number of aftermarket cargo system conversions, resulting in lower sales of multi-deck wide body cargo handling systems, which offset the impact of higher sales of single deck wide body systems on passenger aircraft.

Segment operating profit decreased 41% in 2009 to $15.4 million, from $26.1 million in 2008. This decline was principally due to the sharply lower sales volumes across all product lines, including the unfavorable mix in 2009 of lower margin single deck system sales compared with a mix in 2008 that was weighted more toward aftermarket multi-deck system conversions and spares and repairs. The impact from lower sales volumes was partially offset by cost reduction initiatives that resulted in operating cost reductions of approximately $9 million during 2009.

Comparison of 2008 and 2007

Aerospace Segment net revenues grew 28% in 2008 to $253.8 million, from $197.8 million in 2007. The expansion of the cargo containers product line due to the acquisition of Nordisk Aviation Products accounted for 24% of this increase. The 1% increase in core growth is primarily attributable to increased sales of narrow body cargo loading systems and wide body and narrow body cargo spare components and repairs.

Segment operating profit increased 43% in 2008 to $26.1 million, from $18.3 million in 2007. The increase was principally due to the impact of the Nordisk acquisition and favorable product mix of repair versus replacement in the engine repair services business as a result of technology investments we have made. Consolidation of operations and phasing out of lower margin product lines in the engine repair services business during 2007 also had a positive impact on operating profit in 2008.

Commercial

Comparison of 2009 and 2008

Commercial Segment net revenues declined approximately 21% in 2009 to $247.9 million, from $313.8 million in 2008. Core revenue reductions accounted for 17% of the decline, which was principally the result of a decrease in demand for rigging services (7%), and a decline in sales of marine products to OEM manufacturers for the recreational boat market (15%), partially offset by approximately $20 million of higher sales of the modern burner unit to the U.S. Military.

In 2009, segment operating profit decreased 42% to $15.2 million compared to $26.1 million in 2008. This decrease was principally due to the lower sales volumes of rigging products and marine products to OEM manufacturers for the recreational boat market and sale of higher cost inventory in the rigging services business, which more than offset the impact from the elimination of approximately $8 million of operating costs in 2009 and higher sales of the modern burner unit to the U.S. Military.

Comparison of 2008 and 2007

Commercial Segment net revenues declined approximately 7% in 2008 to $313.8 million, from $336.0 million in 2007. Core revenue declined 9% as a result of a 12% decline in sales of marine products for the recreational boat market offset by a 3% increase in sales of rigging services products. Extreme volatility in fuel costs, accompanied by deterioration in the general state of the global economy in the second half of 2008 adversely impacted the markets served by our marine products.

In 2008, segment operating profit decreased 19% to $26.1 million compared to $32.0 million in 2007. This decrease was principally due to a lower operating profit in the marine business resulting from lower sales in 2008 and unfavorable currency impact of approximately $3 million partially offset by an increase in the rigging services business due to an acquisition during 2007.

Discontinued Operations

During the third quarter of 2009, we completed the sale of our Power Systems operations to Fuel Systems Solutions, Inc. for $14.5 million and realized a loss of $3.3 million, net of tax. During the second quarter, we recognized a non-cash goodwill impairment charge of $25.1 million to adjust the carrying value of these operations to their estimated fair value. In the third quarter of 2009, we reported the Power Systems operations, including the goodwill impairment charge, in discontinued operations.

On March 20, 2009, we completed the sale of our 51 percent ownership interest in ATI Singapore to GE Pacific Private Limited for $300 million in cash. ATI Singapore, which provides engine repair products and services for critical components of flight turbines, was part of a joint venture between General Electric Company (“GE”) and us. In December 2009, we completed the transfer of our ownership interest in the remaining ATI business (together with ATI Singapore, the “ATI businesses”) to GE for a nominal amount.

At the end of 2007, we completed the sale of our GMS businesses to Kongsberg Automotive Holding ASA for $560 million in cash. In the second quarter of 2008, we refined our estimates for the post-closing adjustments based on the provisions of the purchase agreement with Kongsberg Automotive Holdings on the sale of the GMS businesses. Also during 2008, we recorded a charge for the settlement of a contingency related to the sale of the GMS businesses. These activities resulted in a decrease in the gain on sale of the GMS businesses and are reported in discontinued operations as a loss of $14.2 million, net of taxes of $6.0 million.

On June 29, 2007, we completed the sale of a precision-machined components business in our Aerospace Segment for approximately $134 million in cash.

The Company has reported results of operations, cash flows and gains (losses) on the disposition of these businesses as discontinued operations for all periods presented. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding divestiture activity and accounting for discontinued operations.

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

The global recessionary conditions that persisted throughout 2009 affected the operating results of our various businesses as described above in “Results of Operations.” Nevertheless, we currently do not foresee any difficulties in meeting our cash requirements or accessing credit as needed in the next twelve months. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund additional operating needs. However, in light of current economic conditions, there is an increased risk that our customers and suppliers may be unable to access liquidity. If current market conditions deteriorate further, we may experience delays in customer payments and reductions in our customers’ purchases from us, which could have a material adverse effect on our liquidity.

The precipitous deterioration in the securities markets that occurred during 2008 and the subsequent moderate recovery in these markets during 2009 has impacted the market value of the assets included in our defined benefit pension plans. As a result of these market conditions, the market value of assets in our domestic pension funds declined in value by approximately $76 million, or 29%, during 2008 and recovered approximately $37 million, or 22%, in 2009. These events did not have a significant impact on our pension funding requirements in 2009, nor do we expect a significant impact on 2010 funding requirements, because amounts funded to the plans in prior years exceeded the minimum amounts required in those years. The volatility in the securities markets has not significantly affected the liquidity of our pension plans or counterparty exposure. A majority of our domestic pension plans are invested in mutual funds registered with the SEC under the Investment Company Act of 1940. Underlying holdings of the mutual funds are primarily invested in publicly traded equity and fixed income securities.

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have and will continue to transfer cash from those subsidiaries to the U.S. and to other international subsidiaries when it is cost effective to do so. During 2009 we repatriated approximately $363 million of cash from our foreign subsidiaries and we expect to access approximately $70 million of cash from foreign subsidiaries in 2010 to help fund debt service and other cash requirements. Substantially all of our debt service requirements are United States based and we depend on foreign sources of cash to fund a portion of these requirements. During 2009 we repaid approximately $359 million of debt from the proceeds of the sale of businesses and from cash generated from operations. As a result, we have no scheduled principal payments under our senior credit facility until September 2011. Our next scheduled senior note principal payment is in July 2011 for $145 million. We anticipate our domestic interest payments for 2010 will be approximately $69 million. To the extent we cannot, or choose not to, repatriate cash from foreign subsidiaries in time to meet quarterly debt service or other requirements our revolving credit facility can be utilized as a source of liquidity until such cash can be repatriated in a cost effective manner.

We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and additional sales of accounts receivable under our securitization program will enable us to fund our operating requirements, capital expenditures and debt obligations.

A summary of our cash flows for the last three years is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Cash flows from continuing operations provided by (used in):
Operating activities	$189.8	$105.7	$234.3
Financing activities	(402.2)	(180.8)	1,111.4
Investing activities	282.4	(33.1)	(1,513.1)
Cash flows provided by discontinued operations	2.1	21.9	106.8
Effect of exchange rate changes on cash and cash equivalents	8.9	(7.8)	13.5

Increase (decrease) in cash and cash equivalents	$81.0	$(94.1)	$(47.1)

Cash Flow from Operating Activities

Lower tax payments of approximately $25 million, lower interest payments of approximately $25 million and approximately $16 million greater reduction in working capital were the primary contributors to the higher cash flow from operations in 2009 compared to 2008.

Changes in our operating assets and liabilities resulted in an aggregate decrease in cash from operations of approximately $101 million during 2009 which was comprised of a reduction in taxes of approximately $121 million offset by the impact from a reduction of working capital of approximately $20 million. The reduction in taxes includes $97.5 million of taxes paid in connection with businesses divested in 2009. The reduction in working capital results principally from (i) lower accounts receivable, primarily in the Commercial and Aerospace segments generally, reflecting lower sales, partly offset by higher receivables in the Medical Segment due to a slow down in payments from public hospitals in Italy, Spain, Portugal and Greece where funding has been under pressure due to weak economic conditions; (ii) lower inventory due largely to efforts in both the Aerospace and Commercial segments in response to weak demand during 2009, generally, coupled with deliveries of cargo handling systems in the Aerospace Segment whose delivery schedules had been delayed from 2008 into 2009; partly offset by (iii) lower accounts payable and accrued expenses largely due to reduced spending on inventory in the Aerospace and Commercial segments coupled with payments of termination benefits and contract termination costs in restructuring and integration reserves.

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

Changes in our operating assets and liabilities resulted in an aggregate decrease in cash from operations of approximately $104 million during 2008 which is principally attributable to the $90 million of tax payments mentioned previously. The cash flow impact from changes in other operating assets and liabilities offset one another; an inventory increase of approximately $14 million, increase in accounts payable and accrued expenses of $3 million, decrease in accounts receivable of $11 million, and a decrease in other operating assets of $4 million. The ramp up in production of cargo handling systems to meet the delivery schedules communicated earlier in the year from aircraft manufacturers and the late in the year delay of those delivery schedules into 2009 was the principal ($14 million) cause of the year-on-year increase in inventory. Nearly all of the increase in accounts payable and accrued expenses is due to a year-on-year increase in accounts payable in the Medical Segment that results from changes in payment patterns to suppliers of the Arrow operations during 2008 where early payment discounts were forgone in favor of longer payment terms. The $11 million decrease in accounts receivable reflects focused collection efforts in all segments and is in spite of higher sales during the fourth quarter of 2008 compared to the same period of a year ago, and a heavier mix of sales in our cargo handling systems business to aircraft manufacturers in 2008 which carry longer payment terms compared to the aftermarket side of that business. During 2008 we repatriated approximately $104 million of cash from our foreign subsidiaries.

Cash Flow from Investing Activities

Our cash flows from investing activities from continuing operations in 2009 consisted primarily of proceeds from the sales of the ATI businesses and Power Systems operations, partly offset by capital expenditures of $30.4 million.

Our cash flows from investing activities from continuing operations in 2008 consisted primarily of capital expenditures of $35.2 million, deferred payments of $6.1 million with respect to acquired businesses, which primarily pertained to our acquisitions of Nordisk ($4.7 million) and Southern Wire ($1.0 million), and proceeds of $8.5 million from the sale of assets and investments, principally $5.3 million related to post closing adjustments in connection with the sale of the GMS business, $1.8 million derived from the sale of investments in non-consolidated affiliates and $1.0 million from the sale of a building held for sale.

Cash Flow from Financing Activities

Our cash flows from financing activities from continuing operations in 2009 consisted primarily of $357.6 million repayment of long-term debt and payment of dividends of $54.0 million, partly offset by borrowings of $10.0 million under our revolving credit facility.

Our cash flows from financing activities from continuing operations in 2008 consisted primarily of $133.9 million repayment of long-term debt, $92.8 million repayment of borrowings under our revolving credit facility and payment of dividends of $53.0 million, partly offset by borrowings under our revolving credit facility of $92.9 million.

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2009	2008
	(Dollars in thousands)

Net debt includes:
Current borrowings	$4,008	$108,853
Long-term borrowings	1,192,491	1,437,538

Total debt	1,196,499	1,546,391
Less: Cash and cash equivalents	188,305	107,275

Net debt	$1,008,194	$1,439,116

Total capital includes:
Net debt	$1,008,194	$1,439,116
Shareholders’ equity	1,580,241	1,246,455

Total capital	$2,588,435	$2,685,571

Percent of net debt to total capital	39%	54%

In connection with our acquisition of Arrow, in October 2007, we entered into a credit agreement, which we refer to as our “senior credit agreement,” that provides for a five-year term loan facility of $1.4 billion and a five-year revolving line of credit facility of $400 million, both of which carried initial interest rates of LIBOR plus a spread of 150 basis points. The spread is subject to adjustment based upon our consolidated leverage ratio (generally, Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the senior credit agreement). At December 31, 2009, the spread over LIBOR was 125 basis points. We executed an interest rate swap for $600 million of the term loan from a floating 3 month LIBOR rate to a fixed rate of 4.75%. The notional value of the interest rate swap amortizes down to $350 million at maturity in 2012. Our obligations under the senior credit agreement are guaranteed by substantially all of our material wholly-owned domestic subsidiaries, and are secured by a pledge of the shares of certain of our subsidiaries.

Also in connection with our acquisition of Arrow, in October 2007, we issued $200 million in new senior notes, which we refer to as the “2007 notes,” and amended certain terms of our outstanding notes issued in July 2004, which we refer to as the “2004 notes,” and October 2002, which we refer to as the “2002 notes.” We collectively refer to the 2004 notes and the 2002 notes as the “amended notes.” In addition, we repaid $10.5 million of outstanding notes issued on November 1, 1992 and December 15, 1993, which we collectively refer to as the “retired notes.” The retired notes consisted of the 7.40% Senior Notes due November 15, 2007 and the 6.80% Series B Senior Notes due December 15, 2008.

The 2007 notes and the amended notes, referred to collectively as the “senior notes,” rank pari passu in right of repayment with our obligations under our senior credit agreement and are secured and guaranteed in the same manner as the senior credit agreement. The senior notes have mandatory prepayment requirements upon the sale of certain assets and may be accelerated upon certain events of default, in each case, on the same basis as our senior credit agreement.

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

Interest rates on the amended notes are subject to reduction based on positive performance relative to certain financial ratios. During 2009, we repaid the 2002 notes and attained a 25 basis point reduction on the 2004 notes.

Fixed rate borrowings, excluding the effect of derivative instruments, comprised 42% of total borrowings at December 31, 2009. Fixed rate borrowings, including the effect of derivative instruments, comprised 80% of total borrowings at December 31, 2009. Less than 1% of our total borrowings of $1,196.5 million are denominated in currencies other than the U.S. dollar, principally the Euro.

Our senior credit agreement and the senior note agreements contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. These agreements also require us to maintain a consolidated leverage ratio of not more than 3.50:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated pursuant to the definitions and methodology set forth in the senior credit agreement. At December 31, 2009 our consolidated leverage ratio was 2.95:1 and our interest coverage ratio was 4.92:1, both of which are in compliance with the limits mentioned in the preceding sentence.

At December 31, 2009, we had no borrowings outstanding and approximately $5 million in outstanding standby letters of credit under our $400 million revolving credit facility. This facility is used principally for seasonal working capital needs. The availability of loans under this facility is dependent upon our ability to maintain our financial condition and our continued compliance with the covenants contained in the senior credit agreement and senior note agreements. Moreover, additional borrowings would be prohibited if a Material Adverse Effect (as defined in the senior credit agreement) were to occur. Notwithstanding these restrictions, we believe that this revolving credit facility provides us with significant flexibility to meet our foreseeable working capital needs. At our current level of EBITDA (as defined in the senior credit agreement) for the year ended December 31, 2009, we would have been permitted $223 million of additional debt beyond the levels outstanding at December 31, 2009. Notwithstanding the borrowing capacity described above, additional capacity would be available if borrowed funds were used to acquire a business or businesses through the purchase of assets or controlling equity interests so long as the aforementioned leverage and interest coverage ratios are met after calculating EBITDA on a proforma basis to give effect to the acquisition.

As of December 31, 2009, we were in compliance with all other terms of the senior credit agreement and the senior notes, and we expect to continue to be in compliance with the terms of these agreements, including the leverage and interest coverage ratios, throughout 2010.

For additional information regarding our indebtedness, please see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, at December 31, 2009, the Company had an accounts receivable securitization program under which it sells a security interest in domestic accounts receivable for consideration of up to $125 million to a commercial paper conduit. This facility is utilized from time to time for increased flexibility in funding short term working capital requirements. The credit market volatility during 2009 did not have a material impact on the availability of the accounts receivable securitization program. For additional information regarding this facility, please refer to “Off Balance Sheet Arrangements” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Repurchase Programs

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, the Company’s senior loan agreements limit the aggregate amount of share repurchases and other restricted payments the Company may make to $75 million per year in the event the Company’s consolidated leverage ratio exceeds 3.5 to 1. Accordingly, these provisions may limit the Company’s ability to repurchase shares under this Board authorization. Through December 31, 2009, no shares have been purchased under this Board authorization.

Contractual Obligations

Contractual obligations at December 31, 2009 are as follows:

		Payments due by period
		Less			More
		than	1-3	4-5	than
	Total	1 year	Years	years	5 years
		(Dollars in thousands)

Total borrowings	$1,196,499	$4,008	$965,891	$136,500	$90,100
Interest obligations(1)	219,220	69,404	106,655	31,921	11,240
Operating lease obligations	119,067	26,572	38,970	23,901	29,624
Minimum purchase obligations(2)	37,536	37,129	407	—	—
Other postretirement benefits	43,107	4,125	8,493	8,494	21,995

Total contractual obligations	$1,615,429	$141,238	$1,120,416	$200,816	$152,959

(1)	Interest obligations include the Company’s obligations under the interest rate swap. Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2009.

(2)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to material purchase requirements.

We have recorded a noncurrent liability for uncertain tax positions of $109.9 million and $116.1 million as of December 31, 2009 and December 31, 2008, respectively. Due to uncertainties regarding the ultimate resolution of ongoing or future tax examinations we are not able to reasonably estimate the amount of any income tax payments to settle uncertain income tax positions or the periods in which any such payments will be made.

In 2009, cash contributions to all defined benefit pension plans were $9.1 million, and we estimate the amount of cash contributions will be in the range of $7.3 million to $10.0 million in 2010. Due to the potential impact of future plan investment performance, changes in interest rates and other economic and demographic assumptions and changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2010.

See Notes 14 and 15, respectively to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Off Balance Sheet Arrangements

We have residual value guarantees under operating leases for certain equipment. The maximum potential amount of future payments we could be required to make under these guarantees is approximately $9.7 million.

We use an accounts receivable securitization program to gain access to credit markets with favorable interest rates and reduce financing costs. As currently structured, accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its other subsidiaries. The SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit. The conduit issues notes secured by those interests and other assets to third party investors.

To the extent that cash consideration is received for the sale of undivided interests in the receivables by the SPE to the conduit, it is accounted for as a sale as we have relinquished control of the receivables. Accordingly, undivided interests in accounts receivable sold to the commercial paper conduit under these transactions are excluded from accounts receivable, net in the accompanying consolidated balance sheets. The interests for which cash consideration is not received from the conduit are retained by the SPE and remain in accounts receivable, net in the accompanying consolidated balance sheets. However, as noted below, the accounting for accounts receivables sold will change beginning in the first quarter of 2010.

The interests in receivables sold and the interest in receivables retained by the SPE are carried at face value, which is due to the short-term nature of our accounts receivable. The SPE has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at December 31, 2009 and December 31, 2008, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. If we default under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE by the commercial paper conduit.

Information regarding the outstanding balances related to the SPE’s interests in accounts receivables sold or retained as of December 31, 2009 is as follows:

(Dollars in millions)

Interests in receivables sold outstanding(1)	$39.7
Interests in receivables retained, net of allowance for doubtful accounts	$82.5

(1)	Deducted from accounts receivable, net in the consolidated balance sheets.

The delinquency ratio for the qualifying receivables represented 3.8% of the total qualifying receivables as of December 31, 2009.

The following table summarizes the activity related to our interests in accounts receivable sold for the years ended December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	(Dollars in millions)

Proceeds from the sale of interest in accounts receivable	$65.0	$27.0
Repayments to conduit	$65.0	$27.0
Fees and charges(1)	$1.1	$1.8

(1)	Recorded in interest expense in the consolidated statements of income.

Other fee charges related to the sale of receivables to the commercial paper conduit for the year ended December 31, 2009 were not material.

We continue to service the receivables after they are sold to the conduit pursuant to servicing agreements with the SPE. No servicing asset is recorded at the time of sale because we do not receive any servicing fees from third parties or other income related to the servicing of the receivables. We do not record any servicing liability at the time of the sale as the receivables collection period is relatively short and the costs of servicing the receivables sold over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period.

In the first quarter of 2010, we will adopt an amendment to Accounting Standards Codification (“ASC”) topic 860, “Transfers and Servicing” that affects the accounting for transfers of financial assets. Outstanding accounts receivable that we previously treated as sold and removed from the balance sheet will be included in accounts receivable, net on our balance sheet and the amounts outstanding under our accounts receivable securitization program will be accounted for as a secured borrowing and reflected as short-term debt on our balance sheet (which as of December 31, 2009 is $39.7 million for both). In addition, while there has been no change in the arrangement under our securitization program, the adoption of this amendment will reduce cash flow from operations by approximately $39.7 million and result in a corresponding increase in cash flow from financing activities.

See also Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

An allowance for doubtful accounts is maintained for accounts receivable based on our historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was $7.1 million at December 31, 2009 and $8.7 million at December 31, 2008 which was 2.6% of gross accounts receivable at those respective dates. In light of the disruptions in global credit markets that occurred in the fourth quarter of 2008 and continued through 2009 we have taken this heightened risk of customer payment default into account when estimating the allowance for doubtful accounts at December 31, 2009 by engaging in a more robust customer-by-customer risk assessment. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

Our excess and obsolete inventory reserve was $35.3 million at December 31, 2009 and $37.5 million at December 31, 2008 which was 8.9% and 8.1% of gross inventories, at those respective dates.

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

Accounting for Goodwill and Other Intangible Assets

Goodwill and intangible assets by reporting segment at December 31, 2009 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Goodwill	$1,444,354	$—	$15,087	$1,459,441
Intangible assets:
Indefinite lived	318,954	—	7,837	326,791
Finite lived	624,502	6,789	13,494	644,785

Goodwill and intangible assets	$2,387,810	$6,789	$36,418	$2,431,017
Number of reporting units	5	3	2	10

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

Determining fair value requires the exercise of significant judgment. The more significant judgments and assumptions made to determine the fair value of our reporting units were (1) the amount and timing of expected future cash flows which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units which approximate the expected long-term growth rate of the global economy and of the respective industries in which the reporting units operate, (3) discount rates that are used to discount future cash flows to their present values which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs, (4) relevant comparable company selection, and (5) calculation of comparable company multiples. There were no changes to the underlying methods used in the current year as compared to the prior year valuations of our reporting units. The DCF analysis utilized in the fourth quarter 2009 impairment test was performed over a ten year time horizon for each reporting unit where the compound growth rates during this period range from approximately 4% to 8% for revenue and from approximately 4% to 12% for operating income. Discount rates were 10.5% for reporting units in the Medical Segment and 13.5% for reporting units in the Aerospace and Commercial segments. A perpetual growth rate of 2.5% was assumed for all reporting units.

In arriving at our estimate of the fair value of each reporting unit, we considered the results of both the DCF and the market comparable methods and concluded the fair value to be the average of the results yielded by the two methods for each reporting unit. Then, the current market capitalization of the Company was reconciled to the sum of the estimated fair values of the individual reporting units, plus a control premium, to ensure the fair value conclusions were reasonable in light of current market capitalization. The control premium implied by our analysis was approximately 34%, which was deemed to be within a reasonable range of observed average industry control premiums.

No impairment in the carrying value of any of our reporting units was evident as a result of the assessment of their respective fair values as determined under the methodology described above. The fair values of our reporting units whose assets include goodwill, other than the North America reporting unit within the Medical segment, exceed their respective carrying values by 51% to 150%. For the Medical — North America reporting unit, the fair value is approximately 18% higher than its carrying value and at approximately $960 million the goodwill attributed to the Medical — North America reporting unit is approximately 66% of our total goodwill.

Our expected future growth rates are based on our estimates of future sales, operating income and cash flow and are consistent with our internal budgets and business plans which reflect a modest amount of core revenue growth coupled with the successful launch of new products each year which, together, more than offset volume losses from products that are expected to reach the end of their life cycle. As a result of this analysis, the compound annual growth rate of sales and cash flows over the projected ten year period in the Medical — North America reporting unit is estimated to be 4.8% and 4.9%, respectively. Under the income approach, significant changes in assumptions would be required for this reporting unit to fail the step one test. For example, an increase of over one-and-a-quarter percent in the discount rate or a decrease of over 30% percent in the compound annual growth rate of operating income would be required.

Intangible Assets

Intangible assets are assets acquired that lack physical substance and that meet the specified criteria for recognition apart from goodwill. Intangible assets obtained through acquisitions are comprised mainly of technology, customer relationships, and trade names. The fair value of acquired technology and trade names is estimated by the use of a relief from royalty method, which values an intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an intangible asset determines the arms length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. The fair value of acquired customer relationships is estimated by the use of an income approach known as the excess earnings method. The excess earnings method measures economic benefit indirectly by calculating residual profit attributable to an asset after appropriate returns are paid to complementary or contributory assets. The residual profit is tax-effected and discounted to present value at an appropriate discount rate that reflects the risk factors associated with the estimated income stream. Determining the useful life of an intangible asset requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Management tests indefinite-lived intangible assets on at least an annual basis, or more frequently if necessary. In connection with the analysis, management tests for impairment by comparing the carrying value of intangible assets to their estimated fair values. Since quoted market prices are seldom available for intangible assets, we utilize present value techniques to estimate fair value. Common among such approaches is the relief from royalty methodology described above, under which management estimates the direct cash flows associated with the intangible asset. Management must estimate the hypothetical royalty rate, discount rate, and residual growth rate to estimate the forecasted cash flows associated with the asset.

Discount rates and perpetual growth rates utilized in the impairment test of indefinite-lived assets during the fourth quarter of 2009 are comparable to the rates utilized in the impairment test of goodwill by segment. Compound annual growth rates in revenues projected to be generated from certain trade names in the Medical Segment ranged from 3.7% to 10.2% and a royalty rate of 4.0% was assumed. The compound annual growth rate in revenues projected to be generated from certain trade names in the Commercial Segment was 2.0% and a royalty rate of 2.0% was assumed. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar trademarks or technologies are being licensed in the marketplace.

No impairment in the carrying value of any of our trade names was evident as a result of the assessment of their respective fair values as determined under the methodology described above, nor would impairment be evident had the fair value of each Company’s indefinite-lived assets been hypothetically lower than presently estimated by 10% as of September 28, 2009.

We are not required to perform an annual impairment test for long-lived assets, including finite-lived intangible assets (e.g., customer relationships); instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Significant judgments in this area involve determining whether a triggering event has occurred and re-assessing the reasonableness of the remaining useful lives of finite-lived assets by, among other things, validating customer attrition rates.

Acquired In-Process Research and Development

In connection with the acquisition of Arrow International, the Company recorded a $30 million charge to operations during 2007 for in-process research and development (“IPR&D”) assets acquired that the Company determined had no alternative future use in their current state. This amount represents the estimated value based on risk-adjusted cash flows related to in-process projects that had not yet reached technological feasibility and had no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products.

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

The purchased in-process technology of Arrow relates to research and development projects in the Central Venus Access Catheters, Peripherally Inserted Catheters and Specialty Care Catheters product families.

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

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.06%	6.32%	5.46%	6.05%	6.45%	5.85%
Rate of return	8.17%	8.19%	8.33%	—	—	—
Initial healthcare trend rate	—	—	—	10.0%	8.5%	8.0%
Ultimate healthcare trend rate	—	—	—	5.0%	5.0%	4.5%

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity to changes in the weighted average assumptions:

	Assumed Discount		Expected Return
	Rate		on Plan Assets	Assumed Healthcare
	50 Basis	50 Basis	50 Basis	Trend Rate
	Point	Point	Point	1.0%	1.0%
	Increase	Decrease	Change	Increase	Decrease
	(Dollars in millions)

Net periodic pension and postretirement healthcare expense	$(0.9)	$0.8	$1.1	$0.4	$(0.3)
Projected benefit obligation	$(23.6)	$25.4	$—	$4.8	$(4.1)

Product Warranty Liability

We warrant to the original purchaser of certain of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. We have recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. We accrue for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Our estimated product warranty liability was $12.1 million and $17.1 million at December 31, 2009 and December 31, 2008, respectively.

Share-based Compensation

We estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense is measured using a multiple point Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option.

Accounting for Income Taxes

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potential litigation, the outcome of which is uncertain. Management must make judgments about such uncertainties and determine estimates of our tax assets and liabilities. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities and such adjustments could be material.

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

The valuation allowance for deferred tax assets of $49.2 million and $57.9 million at December 31, 2009 and December 31, 2008, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax asset. The valuation allowance was calculated in accordance with the provisions under ASC topic 740 “Income Taxes,” which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decrease in 2009 was primarily attributable to the sale of entities associated with Power Systems operations, utilization of certain foreign net operating losses and movement in unrealized gain/loss in relation to pension valuation.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined under the Income Taxes topic, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. Specifically, we are currently in the midst of examinations by the U.S. and German taxing authorities with respect to our income tax returns for those countries for various tax years. The ultimate outcomes of the examinations of these returns could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

See Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding the Company’s uncertain tax positions.

Accounting Standards Issued But Not Yet Adopted

The following amendments to existing accounting standards have been issued but have not yet been adopted by the Company: Amendment to Transfers and Servicing, Amendment to Consolidation, Amendment to Software, Amendment to Revenue Recognition and Amendment to Fair Value Measurements and Disclosures. See Note 2 for further discussion on these amendments and their effective dates.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. An interest rate swap is used to manage a portion of our interest rate risk. The table below is an analysis of the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates shown below are weighted average rates of the debt portfolio based on December 31, 2009 rates. For the swap, the notional amount and the related interest rate is shown by year of maturity. The fair value, net of tax, of the interest rate swap as of December 31, 2009 was a loss of $17.6 million reflected in accumulated other comprehensive income.

	Year of Maturity
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)

Fixed rate debt	$—	$145,000	$130,000	$—	$136,500	$90,100	$501,600
Average interest rate	—	7.4%	7.6%	—	7.9%	8.2%	7.7%
Variable rate debt	$4,008	$51,211	$639,680	$—	$—	$—	$694,899
Average interest rate	6.5%	1.5%	1.6%	—	—	—	1.6%
Amount subject to swaps:
Variable to fixed(1)			$450,000
Average rate to be received			3 months USD LIBOR
Average rate to be paid			4.75%(2)

(1)	The notional value of the interest rate swap was $600 million at inception and amortizes down to a notional value of $350 million at maturity in 2012. As of December 31, 2009, the notional value of the interest rate swap was $450 million.

(2)	The all in cost of the $450 million swapped debt is 4.75% plus the applicable spread over LIBOR, which at December 31, 2009 was 125 basis points.

A 1.0% change in variable interest rates would adversely or positively impact our expected net earnings by approximately $1.8 million, for the year ended December 31, 2010.

Foreign Currency Risk

We are exposed to fluctuations in market values of transactions in currencies other than the functional currencies of certain subsidiaries. We have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows from these exposures. These are primarily contracts to buy or sell a foreign currency against the U.S. dollar. The fair value of the open forward contracts as of December 31, 2009 was a gain of $0.3 million. The following table presents our open forward currency contracts as of December 31, 2009, which mature in 2010. Forward contract notional amounts presented below are expressed in the stated currencies (in thousands). The total notional amount for all contracts translates to approximately $74.8 million.

Forward Currency Contracts:

Buy/(Sell)

Japanese yen	(546,000)
United States dollars	(30,600)
South African rand	(24,000)
Euros	(13,979)
Mexican peso	287,545
Czech koruna	155,400
Swedish krona	24,786
Malaysian ringgits	50,286
Canadian dollars	6,482
Singapore dollars	8,304

A strengthening of 10% in the value of the U.S. dollar against foreign currencies would, on a combined basis, adversely impact the translation of our non-US subsidiary net earnings and transactions in currencies other than the functional currency of certain subsidiaries by approximately $9.5 million, for the year ended December 31, 2010.

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

For the information required by this Item 10, other than with respect to our Executive Officers, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2010 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2010 Annual Meeting will be filed within 120 days of the close of our fiscal year.

For the information required by this Item 10 with respect to our Executive Officers, see Part I of this report on pages 11 — 12, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required by this Item 11, see “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2010 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2010 Annual Meeting, which information is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2009 regarding our 1990 Stock Compensation Plan, 2000 Stock Compensation Plan and 2008 Stock Incentive Plan:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	2,172,173	$54.22	2,328,714

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2010 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for our 2010 Annual Meeting, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

By:	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Charles E. Williams
Charles E. Williams
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ George Babich, Jr. George Babich, Jr. Director	By:	/s/ Sigismundus W.W. Lubsen Sigismundus W.W. Lubsen Director

By:	/s/ Patricia C. Barron Patricia C. Barron Director	By:	/s/ Stuart A. Randle Stuart A. Randle Director

By:	/s/ Jeffrey P. Black Jeffrey P. Black Chairman, Chief Executive Officer & Director	By:	/s/ Benson F. Smith Benson F. Smith Director

By:	/s/ William R. Cook William R. Cook Director	By:	/s/ Harold L. Yoh III Harold L. Yoh III Director

	/s/ Dr. Jeffrey A. Graves Dr. Jeffrey A. Graves Director		/s/ James W. Zug James W. Zug Director

By:	/s/ Stephen K. Klasko Stephen K. Klasko Director	By:

Dated: February 24, 2010

TELEFLEX INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Page

II Valuation and qualifying accounts	F-55

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Jeffrey P. Black Jeffrey P. Black Chairman and Chief Executive Officer	/s/ Richard A. Meier Richard A. Meier Executive Vice President and Chief Financial Officer

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2010

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(Dollars and shares in thousands,
	except per share)

Net revenues	$1,890,062	$2,066,731	$1,575,082
Materials, labor and other product costs	1,075,987	1,211,726	983,313

Gross profit	814,075	855,005	591,769
Selling, engineering and administrative expenses	519,925	562,644	407,291
In-process research and development charge	—	—	30,000
Goodwill impairment	6,728	—	2,448
Restructuring and other impairment charges	15,057	27,701	7,421
Net loss (gain) on sales of businesses and assets	2,597	(296)	1,110

Income from continuing operations before interest and taxes	269,768	264,956	143,499
Interest expense	89,463	121,588	74,652
Interest income	(2,541)	(2,272)	(9,431)

Income from continuing operations before taxes	182,846	145,640	78,278
Taxes on income from continuing operations	39,904	47,524	109,933

Income (loss) from continuing operations	142,942	98,116	(31,655)

Operating income from discontinued operations (including gain (loss) on disposal of $272,307, $(8,238), and $299,456, respectively)	269,222	67,099	382,716
Taxes on income from discontinued operations	98,153	10,613	173,899

Income from discontinued operations	171,069	56,486	208,817

Net income	314,011	154,602	177,162
Less: Net income attributable to noncontrolling interest	1,157	747	525
Income from discontinued operations attributable to noncontrolling interest	9,860	34,081	30,153

Net income attributable to common shareholders	$302,994	$119,774	$146,484

Earnings per share available to common shareholders:
Basic:
Income (loss) from continuing operations	$3.57	$2.46	$(0.82)
Income from discontinued operations	$4.06	$0.57	$4.55

Net income	$7.63	$3.03	$3.73

Diluted:
Income (loss) from continuing operations	$3.55	$2.44	$(0.82)
Income from discontinued operations	$4.04	$0.56	$4.55

Net income	$7.59	$3.01	$3.73

Dividends per share	$1.36	$1.34	$1.245
Weighted average common shares outstanding:
Basic	39,718	39,584	39,259
Diluted	39,936	39,832	39,259
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$141,785	$97,369	$(32,180)
Income from discontinued operations, net of tax	161,209	22,405	178,664

Net income	$302,994	$119,774	$146,484

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars and shares in thousands)

ASSETS
Current assets
Cash and cash equivalents	$188,305	$107,275
Accounts receivable, net	265,305	311,908
Inventories, net	360,843	424,653
Prepaid expenses and other current assets	21,872	21,373
Income taxes receivable	100,733	17,958
Deferred tax assets	58,010	66,009
Assets held for sale	8,866	8,210

Total current assets	1,003,934	957,386
Property, plant and equipment, net	317,499	374,292
Goodwill	1,459,441	1,474,123
Intangibles and other assets, net	1,045,706	1,090,852
Investments in affiliates	12,089	28,105
Deferred tax assets	336	1,986

Total assets	$3,839,005	$3,926,744

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$3,997	$5,195
Current portion of long-term borrowings	11	103,658
Accounts payable	94,983	139,677
Accrued expenses	97,274	125,183
Payroll and benefit-related liabilities	70,537	83,129
Derivative liabilities	16,709	27,370
Accrued interest	22,901	26,888
Income taxes payable	30,695	12,613
Deferred tax liabilities	—	2,227

Total current liabilities	337,107	525,940
Long-term borrowings	1,192,491	1,437,538
Deferred tax liabilities	398,923	324,678
Pension and postretirement benefit liabilities	164,726	169,841
Other liabilities	160,684	182,864

Total liabilities	2,253,931	2,640,861

Commitments and contingencies (See Note 16)
Shareholders’ equity
Common shares, $1 par value Issued: 2009 — 42,033 shares; 2008 — 41,995 shares	42,033	41,995
Additional paid-in capital	277,050	268,263
Retained earnings	1,431,878	1,182,906
Accumulated other comprehensive income	(34,120)	(108,202)

	1,716,841	1,384,962
Less: Treasury stock, at cost	136,600	138,507

Total shareholders’ equity	1,580,241	1,246,455

Noncontrolling interest	4,833	39,428

Total equity	1,585,074	1,285,883

Total liabilities and equity	$3,839,005	$3,926,744

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$314,011	$154,602	$177,162
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(171,069)	(56,486)	(208,817)
Depreciation expense	56,140	58,748	42,745
Amortization expense of intangible assets	44,917	45,163	19,438
Amortization expense of deferred financing costs	5,511	5,330	6,946
In-process research and development charge	—	—	30,000
Stock-based compensation	9,059	8,464	7,352
Net (gain) loss on sales of businesses and assets	2,597	(296)	1,110
Impairment of long-lived assets	5,788	10,399	3,868
Impairment of goodwill	6,728	—	2,448
Deferred income taxes	14,247	(28,963)	85,786
Other	3,204	13,110	5,132
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	10,545	11,143	1,083
Inventories	37,040	(14,298)	55,929
Prepaid expenses and other current assets	487	4,455	(707)
Accounts payable and accrued expenses	(28,678)	2,509	18,202
Income taxes receivable and payable, net	(120,714)	(108,224)	(13,348)

Net cash provided by operating activities from continuing operations	189,813	105,656	234,329

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	10,018	92,897	1,620,000
Reduction in long-term borrowings	(357,608)	(226,687)	(463,391)
Payments of debt issuance and amendment costs	—	(656)	(21,565)
(Decrease) increase in notes payable and current borrowings	(1,452)	(492)	1,321
Proceeds from stock compensation plans	1,553	7,955	24,171
Payments to noncontrolling interest shareholders	(702)	(739)	(189)
Dividends	(54,022)	(53,047)	(48,929)

Net cash (used in) provided by financing activities from continuing operations	(402,213)	(180,769)	1,111,418

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(30,409)	(35,169)	(41,383)
Payments for businesses and intangibles acquired, net of cash acquired	(1,730)	(6,083)	(2,174,517)
Proceeds from sales of businesses and assets	314,513	8,464	702,314
(Investments in) proceeds from affiliates	—	(320)	446

Net cash provided by (used in) investing activities from continuing operations	282,374	(33,108)	(1,513,140)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	14,358	65,513	159,259
Net cash used in financing activities	(11,075)	(37,240)	(25,959)
Net cash used in investing activities	(1,173)	(6,343)	(26,455)

Net cash provided by discontinued operations	2,110	21,930	106,845

Effect of exchange rate changes on cash and cash equivalents	8,946	(7,776)	13,481

Net increase (decrease) in cash and cash equivalents	81,030	(94,067)	(47,067)
Cash and cash equivalents at the beginning of the year	107,275	201,342	248,409

Cash and cash equivalents at the end of the year	$188,305	$107,275	$201,342

Cash interest paid	$88,583	$113,892	$53,650

Income taxes paid	$181,051	$206,369	$67,191

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity	Income
	(Dollars and shares in thousands, except per share)

Balance at December 31, 2006	41,364	$41,364	$223,609	$1,034,669	$30,035	2,346	$(140,256)	$42,057	$1,231,478
Net income				146,484				30,678	177,162	$177,162
Cash dividends ($1.245 per share)				(48,929)					(48,929)
Financial instruments marked to market, net of tax of $5,011					(8,176)				(8,176)	(8,176)
Cumulative translation adjustment (“CTA”)					73,199			222	73,421	73,421
Reclassification of CTA to gain					(50,898)				(50,898)	(50,898)
Pension liability adjustment, net of tax of $1,020					12,759				12,759	12,759
Distributions to noncontrolling interest shareholders								(21,259)	(21,259)
Disposition of noncontrolling interest								(9,515)	(9,515)

Comprehensive income										$204,268

Shares issued under compensation plans	430	430	28,973			(6)	221		29,624
Adoption of FIN No. 48				(14,171)					(14,171)
Deferred compensation			(474)			3	4		(470)

Balance at December 31, 2007	41,794	$41,794	$252,108	$1,118,053	$56,919	2,343	$(140,031)	$42,183	$1,371,026
Net income				119,774				34,828	154,602	$154,602
Split-dollar life insurance arrangements adjustment				(1,874)					(1,874)	(1,874)
Cash dividends ($1.34 per share)				(53,047)					(53,047)
Financial instruments marked to market, net of tax of $(12,896)					(24,406)				(24,406)	(24,406)
Cumulative translation adjustment					(68,179)			(408)	(68,587)	(68,587)
Pension liability adjustment, net of tax of $(36,557)					(72,536)				(72,536)	(72,536)
Distributions to noncontrolling interest shareholders								(37,979)	(37,979)
Disposition of noncontrolling interest								804	804

Comprehensive income										$(12,801)

Shares issued under compensation plans	201	201	16,155			(24)	1,192		17,548
Deferred compensation						(8)	332		332

Balance at December 31, 2008	41,995	$41,995	$268,263	$1,182,906	$(108,202)	2,311	$(138,507)	$39,428	$1,285,883
Net income				302,994				11,017	314,011	$314,011
Cash dividends ($1.36 per share)				(54,022)					(54,022)
Financial instruments marked to market, net of tax of $8,028					15,988				15,988	15,988
Cumulative translation adjustment					49,798			109	49,907	49,907
Pension liability adjustment, net of tax of $967					8,296				8,296	8,296
Distributions to noncontrolling interest shareholders								(702)	(702)
Disposition of noncontrolling interest								(45,019)	(45,019)

Comprehensive income										$388,202

Shares issued under compensation plans	38	38	8,787			(24)	1,564		10,389
Deferred compensation						(9)	343		343

Balance at December 31, 2009	42,033	$42,033	$277,050	$1,431,878	$(34,120)	2,278	$(136,600)	$4,833	$1,585,074

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1 — Summary of significant accounting policies

Consolidation:  The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (the “Company”) and variable interest entities in which the Company bears a majority of the risk of the potential losses or gains from a majority of the expected returns. Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the Company has significant influence but not a controlling equity interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method of accounting. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include management’s estimates and assumptions that affect the recorded amounts.

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

Accounts receivable:  Accounts receivable represents amounts due from customers related to the sale of products and provision of services. An allowance for doubtful accounts is maintained and represents the Company’s estimate of probable losses on realization of the full receivable. The allowance is provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for doubtful accounts was $7.1 million and $8.7 million as of December 31, 2009 and December 31, 2008, respectively.

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

Goodwill and other intangible assets:  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, during the fourth quarter or more frequently if events

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses, if any, are recorded as part of income from operations. The goodwill impairment test is applied to each of the Company’s reporting units. For purposes of this assessment, a reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates fair values of the various reporting units using equal weighting of two methods; one which estimates the discounted cash flows (“DCF”) of each of the reporting units based on projected earnings in the future (the Income Approach) and one which is based on sales of similar assets in actual transactions (the Market Approach). If the reporting unit carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amounts.

Intangible assets consisting of intellectual property, customer lists and distribution rights are being amortized over their estimated useful lives, which are as follows: intellectual property, 3 to 20 years; customer lists, 5 to 30 years; distribution rights, 3 to 22 years. The weighted average amortization period is approximately 15 years. Trade names of $326.8 million are considered indefinite lived. The Company periodically evaluates the reasonableness of the useful lives of these assets. During 2007, the Company terminated certain contractual relationships that resulted in an impairment charge of $2.5 million which is included in restructuring and other impairment charges.

Long-lived assets:  The ability to realize long-lived assets is evaluated when events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Foreign currency translation:  Assets and liabilities of non-domestic subsidiaries denominated in local currencies are translated into U.S. dollars at the rates of exchange at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The resultant translation adjustments are reported as a component of accumulated other comprehensive income in equity.

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

Share-based compensation expense for 2009, 2008 and 2007 was $9.1 million, $8.5 million and $7.4 million, respectively and is included in selling, engineering and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2009, 2008 and 2007 was $2.5 million, $2.1 million and $1.5 million, respectively.

As of December 31, 2009, unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $4.6 million, which is expected to be recognized over a weighted-average period of 1.77 years. Unamortized share-based compensation cost related to non-vested shares (restricted stock), net of expected forfeitures, was $7.0 million, which is expected to be recognized over a weighted-average period of 1.78 years.

Share-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period less estimated forfeitures. Share-based compensation expense recognized in 2009, 2008 and 2007 included compensation expense for (1) share-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of ASC topic 718, “Compensation-Stock Compensation,” and (2) share-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of Compensation-Stock Compensation. The topic requires forfeitures to be estimated at the time of grant. Management reviews and revises the estimate of forfeitures for all share-based awards on a quarterly basis based on management’s expectation of the awards that will ultimately vest to minimize fluctuations in share-based compensation expense. In 2009, the Company issued 175,684 non-vested shares (restricted stock) the majority of which vest in three years (cliff vesting).

Income taxes:  The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Provision

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently re-invested.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Interest accrued related to unrecognized tax benefits and income tax related penalties are both included in taxes on income from continuing operations. We periodically assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Revenues from product sales, net of estimated returns and other allowances based on historical experience and current trends, are recognized upon shipment of products to customers or distributors. Net revenues from services provided are recognized as the services are rendered and comprised 0.7%, 0.6% and 4.1% of net revenues in 2009, 2008 and 2007, respectively.

The Company’s normal policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. However, in the limited cases where an arrangement provides a right of return to the customer, including a distributor, the Company believes it has the ability to reasonably estimate the amount of returns based on its substantial historical experience with respect to these arrangements. The Company accrues any costs or losses that may be expected in connection with any returns in accordance with ASC topic 450, “Contingencies.” Revenues and materials, labor and other product costs are reduced to reflect estimated returns.

Allowances for discounts and rebates related to customer incentive programs, which include discounts or rebates, are estimated and provided for in the period that the related sales are recorded. These allowances are recorded as a reduction of revenue.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events:  We have evaluated the period from December 31, 2009, the date of the financial statements, through February 24, 2010, the date of the issuance and filing of the financial statements, and determined that no material subsequent events occurred that would affect the information presented in these financial statements or require additional disclosure other than as presented in Note 19.

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

Disclosure of derivative instruments and hedging activities in Note 10;

Fair value of long-term debt in Note 9; and

Fair value measurements in Note 11.

Described below are several accounting pronouncements that we either recently adopted (including those reflected in the footnotes referenced above) or will adopt in the near future:

The Company adopted the following new accounting standards as of January 1, 2009, the first day of its 2009 fiscal year:

Fair Value Measurements:  In September 2006, the Financial Accounting Standards Board (“FASB”) established a framework for measuring fair value, and expanded disclosure about such fair value measurements.

In February 2008, the FASB allowed a deferral of the effective date of this framework for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the initial framework as of January 1, 2008 with respect to financial assets and financial liabilities and adopted the entire framework as of January 1, 2009 with respect to nonfinancial assets and liabilities. While the topic and the related update did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption, the framework required additional disclosures regarding the Company’s assets and liabilities recorded at fair value which are included in Note 11.

Business Combinations:  In December 2007, the FASB revised the accounting for business combinations which retained the fundamental requirement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. The revision defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.

The revision replaces the cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. In addition, the revision changes the allocation and treatment of acquisition-related costs, restructuring costs that the acquirer expected but was not

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligated to incur, the recognition of assets acquired and liabilities assumed arising from contingencies and the recognition and measurement of goodwill.

The FASB, on April 1, 2009, clarified issues that arose regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The clarification did not have an impact on the Company’s results of operations, cash flows or financial position upon their adoption.

Non-controlling Interests:  In December 2007, the FASB established accounting and reporting standards for the non-controlling interest in a subsidiary, sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. These standards clarified that a non-controlling interest in a subsidiary held by a party other than the parent is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. A non-controlling interest in subsidiaries held by parties other than the parent is to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, that the changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions and that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. This changed the presentation of non-controlling interests on our income statement, balance sheet and changes in equity.

Disclosures about derivative instruments and hedging activities:  In March 2008, the FASB enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the topic and related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Refer to Note 10 for the enhanced disclosures related to the Company’s derivative instruments.

Determination of the Useful Life of Intangible Assets:  In April 2008, the FASB issued guidance that addresses the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives for intangible assets. The guidance requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. The guidance did not have a material impact on the Company’s results of operations, cash flows or financial position upon adoption.

The Company adopted the following new accounting standards in the second quarter of 2009:

Interim Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB guidance which required disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The guidance required those disclosures in summarized financial information at interim reporting periods. The guidance which requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. In addition, an entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.

The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Refer to Note 11 for fair value disclosures related to the Company’s financial instruments.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly:  In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance also identifies circumstances that indicate a transaction is not orderly.

The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of the guidance did not have a material impact on the Company’s results of operations, cash flows or financial position.

Subsequent Events:  In May 2009, the FASB established reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued.

The Company adopted the following new accounting standard in the third quarter of 2009:

The FASB Accounting Standards CodificationTMand the Hierarchy of Generally Accepted Accounting Principles:  In June 2009, the FASB identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The FASB established its Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.

The Company adopted the following new accounting standards in the fourth quarter of 2009:

Employers’ Disclosures about Postretirement Benefit Plan Assets:  In December 2008, the FASB provided guidance requiring additional disclosures about the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. Refer to Note 15 for the new disclosures related to the Company’s pension and postretirement benefit plans.

Measuring Liabilities at Fair Value:  In September 2009, the FASB clarified how an entity should measure the fair value of liabilities and that restrictions which prevent the transfer of a liability should not be considered as separate inputs or adjustments in the measurement of the liability’s fair value. The guidance reaffirms the measurements concept of determining fair value based on an orderly transaction between market participants even though liabilities are infrequently transferred due to contractual or other legal restrictions. The guidance did not have an impact on the Company’s results of operations, cash flows or financial position upon its adoption.

The Company will adopt the following amendments to accounting standards as of January 1, 2010, the first day of its 2010 fiscal year:

Accounting for Transfers of Financial Assets — an amendment to Transfers and Servicing:  In June 2009, the FASB issued guidance to improve the information that is reported in financial statements about the transfer of financial assets and the effects of transfers of financial assets on financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, with transferred financial assets. In addition, the guidance eliminates the concept of qualifying special purpose entities and limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements being presented when the transferor has not transferred the entire original financial asset to an entity that is not

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated with the transferor and/or when the transferor has continuing involvement with the transferred financial asset. Upon the adoption of this guidance in the first quarter of 2010 the accounts receivable that the Company had previously treated as sold and removed from the balance sheet will be included in accounts receivable, net and the amounts outstanding under the Company’s Accounts Receivable Securitization Program will be accounted for as a secured borrowing and reflected as short-term debt on our balance sheet (which as of December 31, 2009 is $39.7 million for both). In addition, while there has been no change in the arrangement under the Company’s securitization program, the adoption of this amendment reduce cash flow from operations by approximately $39.7 million and result in a corresponding increase in cash flow from financing activities.

Amendment to Consolidation:  In June 2009, the FASB issued guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. The guidance is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

Amendment to Fair Value Measurements and Disclosures:  In January 2010, the FASB enhanced and clarified disclosure requirements regarding fair value of financial instruments for interim and annual reporting periods. The guidance requires additional disclosure for transfer activity pertaining to Level 1 & 2 fair value measurements and purchase, sale, issuance, and settlement activity for Level 3 fair value measurements. Additionally, the FASB clarified disclosure requirements related to level of disaggregation, inputs and valuation techniques used to measure fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurement activity which is effective for fiscal years beginning after December 15, 2010.

The Company will adopt the following new accounting standards as of January 1, 2011, the first day of its 2011 fiscal year:

Amendment to Software:  In October 2009, the FASB changed the accounting model for revenue arrangements for certain tangible products containing software components and nonsoftware components. The guidance provides direction on how to determine which software, if any, relating to the tangible product is excluded from the scope of the software revenue guidance. The amendment will be effective prospectively for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating this guidance to determine the impact on the Company’s results of operations, cash flows, and financial position.

Amendment to Revenue Recognition:  In October 2009, the FASB established the criteria for multiple-deliverable revenue arrangements by establishing new guidance on how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Additionally, this requires vendors to expand their disclosures around multiple-deliverable revenue arrangements and will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the guidance to determine the impact on the Company’s results of operations, cash flows, and financial position.

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

The Company financed the all cash purchase price and related transaction costs associated with the Arrow acquisition, and the repayment of substantially all of Arrow’s outstanding debt with $1,672.0 million from borrowings under a new senior secured syndicated bank loan and proceeds received through the issuance of privately placed notes (see Note 9 “Borrowings”) and cash on hand of approximately $433.5 million.

The acquisition of Arrow was accounted for under the purchase method of accounting. As such, the cost to acquire Arrow was allocated to the respective assets and liabilities acquired based on their preliminary estimated fair values as of the closing date.

The following table summarizes the purchase price allocation of the cost to acquire Arrow based on the fair values as of October 1, 2007:

(Dollars in
millions)

Assets
Current assets	$400.8
Property, plant and equipment	184.1
Intangible assets	930.4
Goodwill	1,035.7
Other assets	51.2

Total assets acquired	$2,602.2

Less:
Current liabilities	$117.2
Deferred tax liabilities	328.9
Other long-term liabilities	52.1

Liabilities assumed	$498.2

Net assets acquired	$2,104.0

The Company has finalized its allocation of the initial purchase price as of the acquisition date.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain assets acquired in the Arrow transaction qualify for recognition as intangible assets apart from goodwill. The estimated fair value of intangible assets acquired included customer related intangibles of $497.7 million, trade names of $249.0 million and purchased technology of $153.4 million. Customer related intangibles have a useful life of 25 years and purchased technology have useful lives ranging from 7-15 years. Trade names have an indefinite useful life. A portion of the purchase price allocation, $30 million, representing in-process research and development was deemed to have no future alternative use and was charged to expense as of the date of the combination. Goodwill is not deductible for tax purposes.

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

The purchased in-process technology of Arrow relates to research and development projects in the following product families: Central Venus Access Catheters and Specialty Care Catheters.

The most significant purchased set of in-process technologies relates to the CVC Product Family for which the Company has estimated a value of $25 million. The projects included in this product family’s in-process technology include the Pressure Injectable CVC, PICC Triple Lumen, Antimicrobial PICC, and certain Catheter Tip Positioning Technology.

The remaining purchased set of in-process technologies relates to the Specialty Care Product Family for which the Company has estimated a value of $5 million. The projects included in this product family’s in-process technology include the Ethanol Lock Program and Antimicrobial Chronic Hemodialysis Catheter.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information for the year ended December 31, 2007 gives effect to the Arrow merger as if it was completed at the beginning of each of the respective periods:

2007
(Dollars in millions,
shares in thousands,
except per share amounts)

Net revenue	$2,323.3
Income from continuing operations	$(84.6)
Net income	$104.2
Basic earnings per common share:
Income from continuing operations	$(2.16)
Net income	$2.65
Diluted earnings per common share:
Income from continuing operations	$(2.16)
Net income	$2.65
Weighted average common shares outstanding:
Basic	39,259
Diluted	39,259

The unaudited pro forma combined financial information presented above includes special charges in both periods for the $35.8 million inventory step-up, the $30.0 million in-process research and development write-off that was charged to expense as of the date of the combination and the $1.0 million financing costs paid to third parties for the amended notes. In addition, the 2007 pro forma combined financial information includes a discrete income tax charge of approximately $91.8 million in connection with funding the acquisition of Arrow related to the Company’s repatriation of cash from foreign subsidiaries. See Note 14 — Income taxes for more information concerning the repatriation of cash.

Integration of Arrow

In 2007 in connection with the acquisition of Arrow, the Company formulated a plan related to the future integration of Arrow and the Company’s Medical businesses. The integration plan focused on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. The Company reassessed its estimate of the costs to implement the plan in the fourth quarter of 2008, which resulted in a net $8.5 million reduction of the costs to implement the plan that was charged to goodwill and changed the allocation of the purchase price. The reduction in the reserve principally resulted from the Company’s ability to re-negotiate certain foreign distribution agreements that were originally deemed to be contract termination costs, fewer people taking relocation packages than was originally estimated, lower employee and lease termination costs and an overall finalization of the plan for amounts different than originally estimated. In some instances, the Company changed the focus of the original plan from an Arrow facility to a Teleflex facility which resulted in an increase in future estimated restructuring expenses (see Note 4 “Restructuring”). In 2009, principally as a result of fewer people taking relocation packages and lower employee termination costs, the Company reduced its integration accrual by approximately $4.2 million. The reduction was charged to goodwill, net of $1.6 million in taxes.

The Company recognized an aggregate amount of $31.6 million as a liability assumed in the acquisition of Arrow, and included in the allocation of the purchase price, for the estimated costs to carry out the integration plan. Of this amount, $18.4 million related to employee termination costs, $4.3 million related to facility

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closures and $8.9 million related to termination of certain distribution agreements, and other actions. Set forth below is the activity in the integration cost accrual from December 31, 2007 through December 31, 2009:

	Involuntary Employee	Facility	Contract	Other
	Termination Benefits	Closure Costs	Termination Costs	Integration Costs	Total
	(Dollars in millions)

Balance at December 31, 2007	$14.8	$3.6	$9.6	$—	$28.0
Cash payments	(6.6)	(1.1)	(1.7)	(0.3)	(9.7)
Adjustments to reserve	(4.2)	(1.9)	(3.4)	1.0	(8.5)
Foreign currency translation	0.3	0.2	0.3	—	0.8

Balance at December 31, 2008	4.3	0.8	4.8	0.7	10.6
Cash payments	(0.1)	(0.3)	(1.9)	—	(2.3)
Adjustments to reserve	(3.8)	—	0.1	(0.7)	(4.4)
Foreign currency translation	—	—	(0.3)	—	(0.3)

Balance at December 31, 2009	$0.4	$0.5	$2.7	$—	$3.6

The contract termination costs will be paid in 2010 to terminate a European distributor agreement.

In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company has taken actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4, “Restructuring.” Costs that affect employees and facilities of Teleflex are charged to earnings and included in “restructuring and other impairment charges” within the consolidated statements of income for the periods in which the costs are incurred.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
	(Dollars in thousands)

2008 Commercial Segment program	$2,238	$444	$—
2007 Arrow integration program	6,991	15,957	916
2006 restructuring program	—	901	1,962
2004 restructuring and divestiture program	—	—	675
Aggregate impairment charges — investments and certain fixed assets	5,828	10,399	3,868

Restructuring and other impairment charges	$15,057	$27,701	$7,421

2008 Commercial Segment Program

In December 2008, the Company began certain restructuring initiatives with respect to the Company’s Commercial Segment. These initiatives involve the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities in North America and Europe. The Company implemented these initiatives as a means to address an expected continuation of weakness in the marine and industrial markets.

The charges associated with the 2008 Commercial Segment restructuring program that were included in restructuring and other impairment charges are as follows:

	Commercial
	2009	2008
	(Dollars in thousands)

Termination benefits	$2,025	$444
Facility closure costs	213	—
Asset impairments	134	1,486

	$2,372	$1,930

As of December 31, 2009, the Company has completed the 2008 Commercial Segment restructuring program. Termination benefits were comprised of severance-related payments for all employees terminated in connection with the restructuring program. Facility closure costs related primarily to costs to prepare a facility for closure. All costs associated with this program were fully paid during 2009.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Arrow Integration Program

The charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges for the years ended 2009, 2008, and 2007 were as follows:

	Medical
	2009	2008	2007
	(Dollars in thousands)

Termination benefits	$4,033	$13,502	$916
Facility closure costs	577	870	—
Contract termination costs	1,622	1,092	—
Asset impairments	42	5,188	—
Other restructuring costs	759	493	—

	$7,033	$21,145	$916

At December 31, 2009, the accrued liability associated with the 2007 Arrow integration program consisted of the following:

	Balance at				Balance at
	December 31,	Subsequent			December 31,
	2008	Accruals	Payments	Translation	2009
	(Dollars in thousands)

Termination benefits	$7,815	$4,033	$(9,480)	$(185)	$2,183
Facility closure costs	601	577	(877)	1	302
Contract termination costs	—	1,622	(952)	17	687
Other restructuring costs	159	759	(896)	1	23

	$8,575	$6,991	$(12,205)	$(166)	$3,195

	Balance at				Balance at
	December 31,	Subsequent			December 31,
	2007	Accruals	Payments	Translation	2008
	(Dollars in thousands)

Termination benefits	$606	$13,502	$(6,001)	$(292)	$7,815
Facility closure costs	—	870	(229)	(40)	601
Contract termination costs	—	1,092	(1,092)	—	—
Other restructuring costs	—	493	(318)	(16)	159

	$606	$15,957	$(7,640)	$(348)	$8,575

As of December 31, 2009, the Company expects to incur the following restructuring expenses associated with the 2007 Arrow integration program in its Medical Segment over the next year:

(Dollars in
millions)

Termination benefits	$1.0 — 1.5
Contract termination costs	0.2 — 0.5
Other restructuring costs	0.1 — 0.3

$1.3 — 2.3

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Restructuring Program

In June 2006, the Company began certain restructuring initiatives that affected all three of the Company’s reporting segments. These initiatives involved the consolidation of operations and a related reduction in workforce at several of the Company’s facilities in Europe and North America. The Company implemented these initiatives as a means to improving operating performance and to better leverage the Company’s existing resources.

For 2008 and 2007, the charges associated with the 2006 restructuring program by segment that were included in restructuring and other impairment charges were as follows:

2008
Medical
(Dollars in
thousands)

Termination benefits	$589
Contract termination costs	312

$901

	2007
	Medical	Commercial	Total
	(Dollars in thousands)

Termination benefits	$1,354	$—	$1,354
Contract termination costs	408	—	408
Other restructuring costs	46	154	200

	$1,808	$154	$1,962

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

The 2006 Restructuring program ended as of December 31, 2008, and no costs were incurred under this program in 2009. The accrued liability at December 31, 2009 and December 31, 2008 was nominal.

2004 Restructuring and Divestiture Program

During the fourth quarter of 2004, the Company announced and commenced implementation of a restructuring and divestiture program designed to improve future operating performance and position the Company for future earnings growth. The program involved the exiting or divesting of non-core or low performing businesses, consolidating manufacturing operations and reorganizing administrative functions to enable businesses to share services.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2007, the charges, including changes in estimates, associated with the 2004 restructuring and divestiture program that are included in restructuring and impairment charges, which only affected our Medical Segment, were as follows:

2007
Medical
(Dollars in
thousands)

Termination benefits	$(37)
Other restructuring costs	712

$675

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

The 2004 Restructuring and Divestiture Program ended as of December 31, 2008, and no costs were incurred under this program in 2009. The accrued liability at December 31, 2009 and December 31, 2008 was nominal.

Impairment Charges

During the second quarter of 2009, the Company recorded $2.3 million in impairment charges with respect to an intangible asset in the Commercial Segment. In 2004, the Company contributed property and other assets that had been part of one of its former manufacturing sites to a real estate venture in California. During the third quarter of 2009, based on continued deterioration in the California real estate market, the Company concluded that its investment was not recoverable and recorded $3.3 million in impairment charges to fully write-off its investment in this venture. During 2009 asset impairments of $0.2 million were recorded in the restructuring programs for the disposal of assets, primarily furniture and fixtures.

During the fourth quarter of 2008, the following events took place:

•	Charges of $2.7 million were recorded in the fourth quarter of 2008 related to five of the Company’s minority held investments due to deteriorating economic conditions.

•	The Company recorded a $0.8 million impairment of an intangible asset in the Commercial Segment that was identified during the annual impairment testing process.

•	An asset classified as held for sale was determined to be impaired and a $0.2 million impairment charge was recognized.

•	Restructuring charges includes asset impairment charges of $1.5 million in the Commercial Segment for facilities that are involved in the 2008 Commercial Segment restructuring program and $5.2 million in the Medical Segment related to facilities that were reclassified to held for sale as of the fourth quarter of 2008.

During the fourth quarter of 2007, the following events took place:

•	The majority investors in two of the Company’s minority held investments notified the Company of plans to sell these companies at amounts that are below the Company’s carrying value. Accordingly,

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company recorded an other than temporary decline in value of $2.3 million related to these investments.

•	The Company signed a letter of intent to sell its ownership interest in one of its variable interest entities at a selling price below the Company’s carrying value. Accordingly, the Company recorded an impairment charge of $3.7 million, of which $2.4 million related to the impairment of goodwill.

•	An asset reclassified as held for sale was determined to be impaired and a $0.3 million impairment charge was recognized.

Note 5 — Impairment of Goodwill and Intangible Assets

The Company performed an interim review of goodwill and intangible assets in the Marine and Cargo Container reporting units during the second quarter of 2009 and determined that $6.7 million of goodwill in the Cargo Container operations and $2.3 million of indefinite lived trade names in the Marine operations were impaired. Accordingly, the Company recorded a $9.0 million impairment charge with respect to these assets. The Company performed this interim review as a result of the difficult market conditions in which these reporting units were operating and the significant deterioration in the operating performance of these reporting units which accelerated in the second quarter of 2009.

In performing the goodwill impairment test, the Company estimated the fair values of these two reporting units by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) analysis of sales of similar assets in actual transactions (the market approach). Using this methodology, the Company determined that the entire $6.7 million of goodwill in the Cargo Container reporting unit was impaired, but that goodwill in the Marine reporting unit was not impaired. In performing the impairment test for the indefinite lived intangibles, the Company estimated the direct cash flows associated with the applicable intangible assets using a “relief from royalty” methodology associated with revenues projected to be generated from these intangibles. Under this methodology, the owner of an intangible asset must determine the arms length royalty that likely would have been charged if the owner had to license that asset from a third party. This analysis indicated that certain trade names in the Marine reporting unit were impaired by $2.3 million.

In 2008, certain trade names in the Commercial Segment were determined to be impaired by $0.8 million. In 2007, an impairment charge of $2.4 million was made to goodwill.

Note 6 — Inventories

Inventories at year end consisted of the following:

	2009	2008
	(Dollars in thousands)

Raw materials	$150,508	$185,270
Work-in-process	53,847	55,618
Finished goods	191,747	221,281

	396,102	462,169
Less: Inventory reserve	(35,259)	(37,516)

Inventories	$360,843	$424,653

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Property, plant and equipment

The major classes of property, plant and equipment, at cost, at year end are as follows:

	2009	2008
	(Dollars in thousands)

Land, buildings and leasehold improvements	$226,304	$246,960
Machinery and equipment	368,484	414,898
Computer equipment and software	78,813	79,770
Construction in progress	14,962	18,400

	688,563	760,028
Less: Accumulated depreciation	(371,064)	(385,736)

Property, plant and equipment, net	$317,499	$374,292

Note 8 — Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by reporting segment, for 2009 and 2008 are as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Balance as of January 1, 2009
Goodwill	$1,426,031	6,996	57,544	1,490,571
Accumulated impairment losses	—	—	(16,448)	(16,448)

	1,426,031	$6,996	$41,096	$1,474,123
Impairment losses	—	(6,728)	—	(6,728)
Goodwill related to acquisitions	214	—	—	214
Goodwill related to dispositions	—	(268)	(26,009)	(26,277)
Adjustments(1)	(3,093)	—	—	(3,093)
Translation adjustment	21,202	—	—	21,202

Balance as of December 31, 2009		—
Goodwill	1,444,354	6,728	15,087	1,466,169
Accumulated impairment losses	—	(6,728)	—	(6,728)

	$1,444,354	—	15,087	1,459,441

	Medical	Aerospace	Commercial	Total
	(Dollars in thousands)

Balance as of January 1, 2008
Goodwill	$1,450,246	$6,996	$63,910	$1,521,152
Accumulated impairment losses	—	—	(18,896)	(18,896)

	1,450,246	6,996	45,014	1,502,256
Adjustments(1)	(3,522)	—	—	(3,522)
Translation adjustment	(20,693)	—	(3,918)	(24,611)

Balance as of December 31, 2008
Goodwill	1,426,031	6,996	57,544	1,490,571
Accumulated impairment losses	—	—	(16,448)	(16,448)

	$1,426,031	$6,996	$41,096	$1,474,123

(1)	Goodwill adjustments relate primarily to the finalization of the purchase price allocation for the Arrow acquisition.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at year end consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2009	2008	2009	2008
	(Dollars in thousands)

Customer lists	$559,207	$553,786	$74,047	$48,311
Intellectual property	208,247	221,549	59,824	53,437
Distribution rights	22,094	26,833	17,066	16,422
Trade names	336,673	333,495	3,708	875

	$1,126,221	$1,135,663	$154,645	$119,045

Amortization expense related to intangible assets was $44.9 million, $45.2 million, and $19.4 million for 2009, 2008 and 2007, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)

2010	$44,600
2011	44,400
2012	44,200
2013	43,200
2014	40,300

Note 9 — Borrowings

The components of long-term debt are as follows:

	2009	2008
	(Dollars in thousands)

Senior Credit Facility:
Term loan facility, at an average rate of 1.5%, due 10/1/2012	$664,170	$919,620
2007 Notes:
7.62% Series A Senior Notes, due 10/1/2012	130,000	130,000
7.94% Series B Senior Notes, due 10/1/2014	40,000	40,000
Floating Rate Series C Senior Notes, due 10/1/2012	26,600	26,600
2004 Notes:
7.41% Series 2004-1 Tranche A Senior Notes due 7/8/2011	145,000	145,000
7.89% Series 2004-1 Tranche B Senior Notes due 7/8/2014	96,500	96,500
8.21% Series 2004-1 Tranche C Senior Notes due 7/8/2016	90,100	90,100
2002 Notes:
7.82% Senior Notes due 10/25/2012	—	50,000
Revolving credit due 2012	—	36,779
Other debt and mortgage notes, at interest rates ranging from 5% to 7%	132	6,597

	1,192,502	1,541,196
Current portion of borrowings	(11)	(103,658)

	$1,192,491	$1,437,538

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

In connection with the acquisition, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto, (the “senior credit agreement”). The senior credit agreement provides for a five-year term loan facility of $1.4 billion and a five-year revolving line of credit facility of $400 million, both of which carried initial interest rates of LIBOR plus a spread of 150 basis points. The spread is subject to adjustment based upon the Company’s consolidated leverage ratio (generally, Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the Senior Credit Facility). At December 31, 2009, the spread over LIBOR was 125 basis points. The Company also executed an interest rate swap for $600 million of the term loan from a floating 3 month U.S. dollar LIBOR rate to a fixed rate of 4.75%. The swap amortizes down to a notional value of $350 million at maturity in 2012. The obligations under the senior credit agreement are obligations of the Company and substantially all of its material wholly-owned domestic subsidiaries of the Company and are secured by a pledge of shares of certain of the Company’s domestic and foreign subsidiaries.

In addition, the Company (i) entered into a Note Purchase Agreement, dated as of October 1, 2007, among Teleflex Incorporated and the several purchasers party thereto (the “Note Purchase Agreement”) under which the Company issued $200 million in new senior secured notes pursuant thereto (the “2007 notes”), (ii) amended the terms of the note purchase agreement dated July 8, 2004 and the notes issued pursuant thereto (the “2004 notes”) and the note purchase agreement dated October 25, 2002 and the notes issued pursuant thereto (the “2002 notes” and, together with the 2004 notes, the “amended notes”) and (iii) repaid $10.5 million of notes issued pursuant to the note agreements dated November 1, 1992 and December 15, 1993 (the “retired notes”).

The 2007 notes and the amended notes, referred to collectively as the “senior notes”, rank pari passu in right of repayment with the Company’s obligations under the senior credit agreement (the “primary bank obligations”) and are secured and guaranteed in the same manner as the primary bank obligations. The senior notes have mandatory prepayment requirements upon the sale of certain assets and may be accelerated upon certain events of default, in each case, on the same basis as the primary bank obligations.

The interest rates payable on the amended notes were also modified in connection with the foregoing transactions. Effective October 1, 2007, (a) the 2004 notes bear interest on the outstanding principal amount at the following rates: (i) 7.66% in respect of the Series 2004-1 Tranche A Senior Notes due 2011; (ii) 8.14% in

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect of the Series 2004-1 Tranche B Senior Notes due 2014; and (iii) 8.46% in respect of the Series 2004-1 Tranche C Senior Notes due 2016; and (b) the 2002 notes bear interest on the outstanding principal amount at the rate of 7.82% per annum. Interest rates on the amended notes are subject to reduction based on positive performance by the Company relative to certain financial ratios. During 2009, the Company repaid the 2002 notes and attained a 25 basis point reduction on the 2004 notes.

The senior credit agreement and the agreements with the holders of the senior notes contain covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Under the most restrictive of these provisions, on an annual basis $223 million of retained earnings was available for cash dividends and stock repurchases. The senior credit agreement and the senior note agreements also require the Company to maintain certain consolidated leverage and interest coverage ratios. Currently, the Company is required to maintain a consolidated leverage ratio of not more than 3.5 to 1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.5 to 1. At December 31, 2009 the Company’s consolidated leverage ratio was 2.95:1 and its interest coverage ratio was 4.92:1, both of which are in compliance with the limits mentioned in the preceding sentence. As of December 31, 2009, the Company was in compliance with all other terms of the senior credit agreement and the senior notes.

At December 31, 2009, the Company had no borrowings and approximately $5 million of standby letters of credit issued under its revolving line of credit. The Company has approximately $395 million available in committed financing through the senior credit agreement.

The carrying amount reported in the consolidated balance sheet as of December 31, 2009 for long-term debt is $1,192.5 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,152.9 million at December 31, 2009. The Company’s implied credit rating is a factor in determining the market interest yield curve.

Notes payable at December 31, 2009 consists of demand loans due to banks of $4.0 million borrowed at an average interest rate of 6.54%.

The aggregate amounts of notes payable and long-term debt maturing are as follows:

(Dollars in
thousands)

2010	$4,008
2011	196,211
2012	769,680
2013	—
2014 and thereafter	226,600

Note 10 — Financial instruments

The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure and interest rate swaps are used to reduce exposure to interest rate changes. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Approximately $9.7 million of the amount in accumulated other comprehensive income at December 31, 2009 would be reclassified as expense to the statement of income during 2010 should foreign currency exchange rates and interest rates remain at December 31, 2009 levels. See Note 11, “Fair Value Measurement” for additional information.

The location and fair values of derivative instruments designated as hedging instruments in the consolidated balance sheet as of December 31, 2009 are as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	As of December 31, 2009
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(Dollars in thousands)

Interest rate contracts	—	$—	Derivative liabilities — current	$15,848
Interest rate contracts	—	—	Other liabilities — noncurrent	12,258
Foreign exchange contracts	Other assets — current	1,356	Derivative liabilities — current	860
Foreign exchange contracts	—	—	Other liabilities — noncurrent	—

Total derivatives		$1,356		$28,966

The location and amount of the gains and losses for derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”) and the consolidated statement of income for the year ended December 31, 2009 are as follows:

	Gain/(Loss)	Year Ended December 31, 2009
	Recognized	Effective Portion
	in OCI	(Gain)/Loss Reclassified from AOCI into Income
	After Tax		Pre-Tax
	Amount	Location	Amount
	(Dollars in thousands)

Interest rate contracts	$10,484	Interest expense	$19,585
Foreign exchange contracts	5,504	Net revenues	(180)
Foreign exchange contracts	—	Materials, labor and other product costs	3,067
Foreign exchange contracts	—	Selling, engineering, and	(356)
		administrative expenses
Foreign exchange contracts	—	Income from discontinued operations	235

Total	$15,988		$22,351

For the year ended December 31, 2009, there was no ineffectiveness related to the Company’s derivatives.

The following table provides financial instruments activity included as part of accumulated other comprehensive income, net of tax:

	2009	2008
	(Dollars in thousands)

Amount at beginning of year	$(33,331)	$(8,925)
Dispositions	467	—
Additions and revaluations	674	(29,907)
Clearance of hedge results to income	14,343	5,856
Tax rate adjustment	504	(355)

Amount at end of year	$(17,343)	$(33,331)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, clearance of the Company’s interest rate swap and forward rate contracts hedge results to income contributed approximately $12.3 and $2.0 million, respectively, to the increase in other comprehensive income.

During 2008, revaluations of our interest rate swap resulted in a $23.4 million decrease to other comprehensive income. The decrease is due to a reduction in the benchmark interest rate — 3 month USD LIBOR. Additions and revaluations of our forward rate contracts contributed approximately $6.5 million to the decrease in other comprehensive income.

Note 11 — Fair value measurement

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and December 31, 2008:

	Total carrying		Significant
	value at	Quoted prices in	other	Significant
	December 31,	active markets	observable	unobservable
	2009	(Level 1)	inputs (Level 2)	inputs (Level 3)
	(Dollars in thousands)

Deferred compensation assets	$3,165	$3,165	$—	$—
Derivative assets	$1,356	$—	$1,356	$—
Derivative liabilities	$28,966	$—	$28,966	$—

	Total carrying		Significant
	value at	Quoted prices in	other	Significant
	December 31,	active markets	observable	unobservable
	2008	(Level 1)	inputs (Level 2)	inputs (Level 3)
	(Dollars in thousands)

Deferred compensation assets	$2,531	$2,531	$—	$—
Derivative assets	$681	$—	$681	$—
Derivative liabilities	$53,331	$—	$53,331	$—

Valuation Techniques

The Company has determined the fair value of its financial assets based on Level 1 and Level 2 inputs and the fair value of its financial liabilities based on Level 2 inputs in accordance with the fair value hierarchy established under accounting standards. The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in Rabbi Trusts which are used to pay benefits under certain deferred compensation plan benefits. Under these deferred compensation plans, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.

The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign currency forward contracts. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps to manage exposure to interest rate changes. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. See Note 10, “Financial Instruments” for additional information.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Shareholders’ equity

The authorized capital of the Company is comprised of 200 million common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the senior loan agreements entered into October 1, 2007, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through December 31, 2009, no shares have been purchased under this Board authorization.

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

	2009	2008	2007
	(Shares in thousands)

Basic shares	39,718	39,584	39,259
Dilutive shares assumed issued	218	248	—

Diluted shares	39,936	39,832	39,259

Weighted average stock options of 1,677 thousand, 1,022 thousand and 1,780 thousand were antidilutive and therefore not included in the calculation of earnings per share for 2009, 2008 and 2007, respectively.

Accumulated other comprehensive income at year end consisted of the following:

	2009	2008
	(Dollars in thousands)

Financial instruments marked to market, net of tax	$(17,343)	$(33,331)
Cumulative translation adjustment	77,577	27,779
Defined benefit pension and postretirement plans, net of tax	(94,354)	(102,650)

Accumulated other comprehensive income	$(34,120)	$(108,202)

Note 13 — Stock compensation plans

The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock units to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant. Outstanding restricted stock units

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally vest in one to three years. In 2009, the Company granted incentive and non-qualified options to purchase 5,000 shares of common stock and granted restricted stock units representing 175,684 shares of common stock under the 2000 plan. As of December 31, 2009, 294,858 shares were available for future grant under the 2000 plan.

The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. In 2009, the Company granted incentive and non-qualified options to purchase 471,144 shares of common stock under the 2008 plan. As of December 31, 2009, 2,033,856 shares were available for future grant under the 2008 plan.

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

The fair value for options granted in 2009, 2008 and 2007 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2009	2008	2007

Risk-free interest rate	1.73%	3.18%	4.67%
Expected life of option	4.55 yrs.	4.54 yrs.	4.53 yrs.
Expected dividend yield	3.25%	2.03%	1.74%
Expected volatility	32.66%	26.32%	23.92%

The fair value for non-vested shares granted in 2009, 2008 and 2007 was estimated at the date of grant based on the market rate on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2009	2008	2007

Risk-free interest rate	1.21%	1.88%	4.53%
Expected dividend yield	3.18%	2.27%	2.02%

The Company applied a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the option activity as of December 31, 2009 and changes during the year then ended:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life In Years	Value
				(Dollars in thousands)

Outstanding, beginning of the year	1,838,308	$56.18
Granted	476,144	46.22
Exercised	(41,050)	41.72
Forfeited or expired	(101,229)	57.36

Outstanding, end of the year	2,172,173	$54.22	6.5	$8,113

Exercisable, end of the year	1,419,438	$55.58	5.3	$4,705

The weighted average grant-date fair value was $9.70, $12.12 and $15.48 for options granted during 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised was $0.3 million, $2.5 million and $11.2 million during 2009, 2008 and 2007, respectively.

The Company recorded $4.0 million of expense related to the portion of these shares that vested during 2009, which is included in selling, engineering and administrative expenses.

The following table summarizes the non-vested restricted stock activity as of December 31, 2009 and changes during the year then ended:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Non-Vested	Grant Date	Contractual	Intrinsic
	Shares	Price	Life In Years	Value
				(Dollars in thousands)

Outstanding, beginning of the year	179,786	$59.31
Granted	175,684	46.89
Vested	(33,559)	59.68
Forfeited	(28,965)	54.92

Outstanding, end of the year	292,946	$52.25	1.7	$15,787

The weighted average grant-date fair value was $42.76, $53.30 and $66.35 for non-vested restricted stock granted during 2009, 2008 and 2007, respectively.

The Company recorded $5.1 million of expense related to the portion of these shares that vested during 2009, which is included in selling, engineering and administrative expenses.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Income taxes

The following table summarizes the components of the provision for income taxes from continuing operations:

	2009	2008	2007
	(Dollars in thousands)

Current:
Federal	$2,351	$55,979	$(5,943)
State	1,333	3,120	2,531
Foreign	41,837	50,992	25,225
Deferred:
Federal	(1,416)	(51,984)	94,674
State	(7,494)	(507)	18
Foreign	3,293	(10,076)	(6,572)

	$39,904	$47,524	$109,933

In 2007, the Company repatriated approximately $197 million of cash from foreign subsidiaries which had previously been deemed to be permanently reinvested in the respective foreign jurisdictions and changed its position with respect to certain previously untaxed foreign earnings to treat these earnings as no longer permanently reinvested. The change in the permanently reinvested treatment of the previously untaxed foreign earnings allows for future cash repatriations to be used to service debt. As a result of the change in its permanently reinvested position, the Company recorded a tax charge of approximately $80.9 million.

The income taxes receivable of $100.7 million is principally comprised of overpayments of estimated taxes in the U.S. and Germany which the Company will seek and receive funds in 2010.

In 2009, the Company sold its interest in Airfoil Technologies International Singapore and several related entities and sold several entities in its Power Systems division. These businesses had income before taxes for 2008 and 2007 of $75.3 million and $31.1 million, respectively, which are reported as part of discontinued operations. The company recorded a gain on the sale of these businesses of $272.3 million along with related taxes on the gain of $102.9 million. The gain and related taxes are reported as discontinued operations.

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

At December 31, 2009, the cumulative unremitted earnings of other subsidiaries outside the United States, considered permanently reinvested, for which no income or withholding taxes have been provided, approximated $566.0 million. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2009	2008	2007
	(Dollars in thousands)

United States	$32,226	$24,442	$(43,092)
Other	150,620	121,198	121,370

	$182,846	$145,640	$78,278

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2009	2008	2007

Federal statutory rate	35.00%	35.00%	35.00%
Foreign tax rate differential	(4.15)%	(0.21)%	(17.78)%
Non-deductible goodwill	1.27%	—	8.02%
State taxes net of federal benefit	(3.02)%	(2.38)%	(1.86)%
Change in permanent reinvestment position	—	—	101.23%
Uncertain tax contingencies	(4.85)%	4.97%	6.25%
In process research and development charge	—	—	13.41%
Valuation allowance	0.67%	3.57%	6.33%
Canadian financing benefit	(3.38)%	(4.57)%	(8.40)%
Other, net	0.28%	(3.75)%	(1.80)%

	21.82%	32.63%	140.40%

During the fourth quarter of 2009, we determined that an out-of-period adjustment was required to correct our financial statement tax related balance sheet accounts. Correction of this error decreased deferred tax liabilities and our taxes payable by approximately $2.6 million and reduced income tax expense approximately $2.6 million. Based on our analysis, we concluded that this matter was not material on a quantitative or qualitative basis to the prior period financial statements and, as such, is being corrected in the current period.

Significant components of the deferred tax assets and liabilities at year end were as follows:

	2009	2008
	(Dollars in thousands)

Deferred tax assets:
Tax loss carryforwards	$59,081	$68,035
Accrued employee benefits	5,738	14,745
Tax credit carryforwards	13,259	12,157
Pension	54,494	63,166
Inventories	4,870	3,035
Bad debts	3,123	3,646
Reserves and accruals	15,204	13,576
Foreign exchange	593	—
Other	298	41,544
Less: valuation allowance	(49,243)	(57,881)

Total deferred tax assets	107,417	162,023

Deferred tax liabilities:
Fixed assets	34,369	45,965
Intangibles — stock acquisitions	312,661	329,436
Foreign exchange	—	138
Unremitted foreign earnings	100,964	45,395

Total deferred tax liabilities	447,994	420,934

Net deferred tax liability	$(340,577)	$(258,911)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2009, the tax effect of such carry forwards approximated $72.3 million. Of this amount, $8.6 million has no expiration date, $3.8 million expires after 2009 but before the end of 2014 and $59.9 million expires after 2014. A substantial amount of these carry forwards consist of tax losses which were acquired in an acquisition by the Company in 2004. Therefore, the utilization of these tax attributes is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code. It is not expected that this annual limitation will prevent the Company from utilizing its carry forwards. The determination of state net operating loss carry forwards is dependent upon the U.S. subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change from year to year and impact the amount of such carry forward.

The valuation allowance for deferred tax assets of $49.2 million and $57.9 million at December 31, 2009 and December 31, 2008, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carry forwards in various jurisdictions. The valuation allowance was calculated in accordance with accounting standards, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decrease in 2009 was primarily attributable to the sale of entities associated with Power Systems operations, utilization of certain foreign net operating losses and movement in unrealized gain/loss in relation to pension valuation.

Several foreign subsidiaries formerly operated under separate “tax holiday” arrangements as granted by certain foreign jurisdictions. The most significant of these was related to Airfoil Technologies Singapore International which was divested in 2009. There are several small transitional agreements in place that are not material in nature and will in general be phased out by 2012.

Uncertain Tax Positions:  On January 1, 2007, the Company adopted the provisions under revised accounting standards related to income taxes. As a result of that adoption, the Company recognized a charge of $14.2 million to retained earnings. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

	2009	2008
	(Dollars in thousands)

Balance at January 1	$114,667	$100,415
Increase in unrecognized tax benefits related to prior years	7,371	19,255
Decrease in unrecognized tax benefits related to prior years	(15,346)	(3,384)
Unrecognized tax benefits related to the current year	12,348	9,746
Reductions in unrecognized tax benefits due to settlements	(1,314)	(3,113)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5,645)	(5,113)

Increase (decrease) in unrecognized tax benefits due to foreign currency translation	1,151	(3,139)

Balance at December 31	$113,232	$114,667

The total liabilities associated with the unrecognized tax benefits that, if recognized would impact the effective tax rate were $72.2 million and $55.6 million at December 31, 2009 and December 31, 2008 respectively.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of operations, and the corresponding liability is included in the consolidated balance sheets. The interest (benefit) expense (net of related tax benefits where applicable) and

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties reflected in income from continuing operations for the year ended December 31, 2009 was $(0.6) million and $0.4 million respectively ($3.0 million and $1.1 million respectively for the year ended December 31, 2008). The corresponding liabilities in the consolidated balance sheets for interest and penalties were $14.9 million and $6.7 million respectively at December 31, 2009 ($14.4 million and $6.2 million at December 31, 2008).

The taxable years that remain subject to examination by major tax jurisdictions are as follows:

	Beginning	Ending

United States	2003	2009
Canada	2004	2009
Czech Republic	2001	2009
France	2007	2009
Germany	2003	2009
Italy	2005	2009
Malaysia	2007	2009
Singapore	2008	2009
Sweden	2004	2009
United Kingdom	2007	2009

The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2009, the most significant tax examinations in process are in the jurisdictions of the United States, Czech Republic, Germany, Italy, and France. It is uncertain as to when these examinations may be concluded and the ultimate outcome of such examinations. As a result of the uncertain outcome of these ongoing examinations, future examinations, or the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2009. Due to the potential for resolution of certain foreign and U.S. examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next twelve months by a range of zero to $23 million.

Note 15 — Pension and other postretirement benefits

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

In 2009, the Company offered certain qualifying individuals an early retirement program. Based on the individuals that accepted the offer, the Company recognized special termination costs of $402 thousand in pension expense and $395 thousand in postretirement expense in the second quarter of 2009.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension			Other Benefits
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Service cost	$2,534	$4,634	$4,302	$872	$1,044	$548
Interest cost	18,542	18,398	13,565	3,357	3,415	1,950
Expected return on plan assets	(14,907)	(22,009)	(16,441)	—	—	—
Net amortization and deferral	4,569	2,484	2,404	776	821	1,157
Curtailment credit	—	(1,610)	—	—	(51)	—
Special termination costs	402	—	—	395	—	—

Net benefit cost	$11,140	$1,897	$3,830	$5,400	$5,229	$3,655

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.06%	6.32%	5.46%	6.05%	6.45%	5.85%
Rate of return	8.17%	8.19%	8.33%	—	—	—
Initial healthcare trend rate	—	—	—	10.0%	8.5%	8.0%
Ultimate healthcare trend rate	—	—	—	5.0%	5.0%	4.5%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information on the Company’s pension and postretirement benefit plans, measured as of year end, and the amounts recognized in the consolidated balance sheet and in accumulated other comprehensive income were as follows:

	Pension		Other Benefits
	2009	2008	2009	2008
	Under Funded		Under Funded
		(Dollars in thousands)

Benefit obligation, beginning of year	$303,883	$298,558	$58,194	$45,703
Service cost	2,534	4,634	872	1,044
Interest cost	18,542	18,398	3,357	3,415
Amendments	—	(448)	—	(622)
Actuarial loss (gain)	20,740	7,367	(3,008)	3,168
Currency translation	1,819	(5,466)	—	—
Benefits paid	(15,918)	(15,183)	(3,237)	(3,623)
Medicare Part D reimbursement	—	—	454	171
Acquisitions	—	(65)	—	8,938
Divestitures	—	(506)	—	—
Special termination costs	402	—	395	—
Curtailments	—	(3,406)	—	—

Projected benefit obligation, end of year	332,002	303,883	57,027	58,194

Fair value of plan assets, beginning of year	186,550	283,335	—	—
Actual return on plan assets	37,183	(78,650)	—	—
Contributions	9,070	2,073	—	—
Benefits paid	(15,918)	(15,183)	—	—
Currency translation	1,237	(5,025)	—	—

Fair value of plan assets, end of year	218,122	186,550	—	—

Funded status, end of year	$(113,880)	$(117,333)	$(57,027)	$(58,194)

Amounts recognized in the consolidated balance sheet:

	Pension		Other Benefits
	2009	2008	2009	2008
		(Dollars in thousands)

Prepaid benefit cost	$—	$406	$—	$—
Payroll and benefit-related liabilities	(2,056)	(1,847)	(4,125)	(4,245)
Pension and postretirement benefit liabilities	(111,824)	(115,892)	(52,902)	(53,949)
Accumulated other comprehensive income	139,507	144,986	8,451	12,235

	$25,627	$27,653	$(48,576)	$(45,959)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income:

	Pension
				Accumulated
	Prior			Other
	Service			Comprehensive
	Cost	Net (Gain)	Deferred	Income,
	(Credit)	or Loss	Taxes	Net of Tax
	(Dollars in thousands)

Balance at December 31, 2007	$(652)	$38,322	$(14,112)	$23,558
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	69	(2,553)	861	(1,623)
Curtailment	1,159	(2,955)	623	(1,173)
Amounts arising during the period:
Tax rate adjustments	—	—	1,055	1,055
Divestiture	—	(285)	99	(186)
Actuarial changes in benefit obligation	—	111,886	(38,782)	73,104
Impact of currency translation	(5)	—	1	(4)

Balance at December 31, 2008	571	144,415	(50,255)	94,731
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(65)	(4,504)	1,671	(2,898)
Amounts arising during the period:
Tax rate adjustments	—	—	(3,248)	(3,248)
Actuarial changes in benefit obligation	—	(1,595)	1,061	(534)
Impact of currency translation	1	684	(194)	491

Balance at December 31, 2009	$507	$139,000	$(50,965)	$88,542

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Benefits
					Accumulated
	Prior				Other
	Service				Comprehensive
	Cost	Initial	Net (Gain)	Deferred	Income,
	(Credit)	Obligation	or Loss	Taxes	Net of Tax
	(Dollars in thousands)

Balance at December 31, 2007	$1,398	$1,014	$8,046	$(3,902)	$6,556
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	(159)	(202)	(460)	290	(531)
Curtailment	51	—	—	(18)	33
Amounts Arising During the period:
Tax rate adjustments	—	—	—	213	213
Effect of plan change	(546)	(76)	—	219	(403)
Actuarial changes in benefit obligation	—	—	3,169	(1,118)	2,051

Balance at December 31, 2008	744	736	10,755	(4,316)	7,919
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	(157)	(186)	(433)	289	(487)
Amounts Arising During the period:
Tax rate adjustments	—	—	—	241	241
Actuarial changes in benefit obligation	—	—	(3,008)	1,147	(1,861)

Balance at December 31, 2009	$587	$550	$7,314	$(2,639)	$5,812

The weighted average assumptions for U.S. and foreign plans used in determining benefit obligations as of year end were as follows:

	Pension		Other Benefits
	2009	2008	2009	2008

Discount rate	5.78%	6.06%	5.60%	6.05%
Expected return on plan assets	8.27%	8.17%	—	—
Rate of compensation increase	3.45%	3.49%	—	—
Initial healthcare trend rate	—	—	9%	10%
Ultimate healthcare trend rate	—	—	5%	5%

The discount rates for U.S. pension plans and other benefit plans of 5.85% and 5.60%, respectively, were established by comparing the projection of expected benefit payments to the Citigroup Pension Discount Curve (published monthly) as of December 31, 2009. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, the Company solves for the single spot rate to apply to all obligations of the plan that will exactly match the previously determined present value.

The Citigroup Pension Discount Curve is constructed beginning with a U.S. Treasury par curve that reflects the entire Treasury and Separate Trading of Registered Interest and Principal Securities (“STRIPS”) market. From

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our assumption for the Expected Return on Assets is primarily based on the determination of an expected return for our current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent that history has been skewed by unsustainable trends or events, the effects of those trends are quantified and removed. We apply a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that is more likely to prevail over long periods.

Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $4.8 million and would increase the 2009 benefit expense by $0.4 million. Decreasing the trend rate by 1% would decrease the benefit obligation by $4.1 million and would decrease the 2009 benefit expense by $0.3 million.

The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $331.5 million and $303.4 million for 2009 and 2008, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. and foreign plans with accumulated benefit obligations in excess of plan assets were $331.0 million, $330.7 million and $217.2 million, respectively for 2009 and $290.7 million, $290.1 million and $172.9 million, respectively for 2008.

The Company’s investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. These investments are held primarily in equity and fixed income mutual funds. The Company’s other investments are largely comprised of a hedge fund of funds. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. The domestic mutual funds held in the plans are managed in accordance with the diversification and industry concentration restrictions set forth in the Investment Company Act of 1940, as amended. The Company’s target allocation percentage is as follows: equity securities (60%); fixed-income securities (30%) and other securities (10%). Equity funds are held for their expected high return and excess return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk to plan liabilities. The other investments are held to further diversify assets within the plans and provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Investment risks and returns are measured and monitored on an on-going basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

During 2008, pension plan assets decreased approximately $78.7 million primarily due to the downturn in the economy. The decrease was the primary factor for the increase in pension and postretirement benefit liabilities in the consolidated balance sheet and a significant portion of the change in accumulated other comprehensive income. In 2009, pension plan assets increased $37.2 million but continue to remain depressed from 2007 values.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets at December 31, 2009 by asset category are as follows:

	Fair Value Measurements at 12/31/09
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
		(Dollars in millions)

Cash	$356	$356	$	$
Money market funds	5,662	5,662
Equity Securities:
U.S. large-cap disciplined equity(a)	61,461	61,461
U.S. small/mid-cap equity(b)	16,956	16,956
World Equity exclude United States(c)	40,628	40,628
Common Equity Securities — Teleflex Incorporated	6,300	6,300
Diversified United Kingdom Equity	5,445	5,445
Diversified Global exclude United Kingdom	2,767	2,767
Fixed income securities:
Long duration bond fund(d)	53,455	53,455
Corporate, government and foreign bonds	2,172		2,172
Asset backed — home loans	1,258		1,258
Other types of investments:
Hedge fund of funds(e)	20,244			20,244
General Fund — Japan	916		916
Other	502			502

Total	$218,122	$193,030	$4,346	$20,746

(a)	This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of large companies. These securities include common stocks, preferred stocks, warrants, exchange traded funds based on a large cap equity index and derivative instruments whose value is based on an underlying equity security or basket of equity securities. The fund will invest primarily in common stocks of U.S. companies with market capitalizations in the range of companies in the S&P 500 Composite Stock Price Index (S&P 500 Index).

(b)	This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of small and mid-sized companies. The fund will invest in common stocks or exchange traded funds holding common stock of U.S. companies with market capitalizations in the range of companies in the Russell 2500 Index.

(c)	This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of foreign companies. These securities may include common stocks, preferred stocks, warrants, exchange traded funds based on an international equity index and derivative instruments whose value is based on an international equity index and derivative instruments whose value is based on an underlying equity security or basket of equity securities. The fund will invest in securities of foreign issuers located in developed and emerging market countries. However, the fund will not invest more than 30% of its assets in the common stocks or other equity securities of issuers located in emerging market countries. It is expected that the fund will invest at least 40% of its assets in companies domiciled in foreign countries.

(d)	This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments, including securities issued or guaranteed by the U.S. Government and its agencies and instrumentalities, corporate bonds, asset-backed securities, exchange traded funds, mortgage-backed securities and collateralized mortgage-backed securities. The fund will invest primarily in long duration government and corporate fixed income securities, and use derivative instruments, including interest rate swap agreements and Treasury futures contracts, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.

(e)	This category comprises a hedge fund that invests in various other hedge funds. Approximately 37% of the assets were invested in non-directional based funds including — convertible bond hedging, fixed income arbitrage, global macro and multiple strategies. Approximately 36% of the assets were held in directional based funds including — long/short equity and credit hedging strategies. In addition, approximately 20% of the assets were held in funds with an event driven strategy. The remaining assets were held in cash.

The Company’s contributions to U.S. and foreign pension plans during 2010 are expected to be in the range of $7.3 million to $10.0 million. Contributions to postretirement healthcare plans during 2010 are expected to be approximately $4.1 million.

The Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.3 million, is as follows:

	Pension	Other Benefits
	(Dollars in thousands)

2010	$15,453	$4,125
2011	15,633	4,278
2012	16,416	4,215
2013	17,193	4,225
2014	17,847	4,269
Years 2015 — 2019	101,044	21,995

The Company maintains a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. The Company partially matches employee contributions. Costs related to these plans were $12.1 million, $11.1 million and $7.3 million for 2009, 2008 and 2007, respectively.

Note 16 — Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for 2009:

(Dollars in
thousands)
Balance — December 31, 2008	$17,106
Accrued for warranties issued in 2009	6,297
Settlements (cash and in kind)	(4,247)
Accruals related to pre-existing warranties	240
Businesses sold	(7,581)
Effect of translation	270

Balance — December 31, 2009	$12,085

Operating leases:  The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are due should the Company decide neither to renew these leases, nor to exercise its purchase option. At December 31, 2009, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Future minimum lease payments as of December 31, 2009 (including residual value guarantee amounts) under noncancelable operating leases are as follows:

(Dollars in
thousands)
2010	$26,572
2011	21,408
2012	17,562
2013	12,934
2014	10,967

Rental expense under operating leases was $34.6 million, $34.3 million and $27.3 million in 2009, 2008 and 2007, respectively.

We have residual value guarantees under operating leases for certain equipment. The maximum potential amount of future payments we could be required to make under these guarantees is approximately $9.7 million at December 31, 2009.

Accounts receivable securitization program:  The Company uses an accounts receivable securitization program to gain access to credit markets with favorable interest rates and reduce financing costs. As currently structured, accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its other subsidiaries. The SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit. The conduit issues notes secured by those interests and other assets to third party investors.

To the extent that cash consideration is received for the sale of undivided interests in the receivables by the SPE to the conduit, it is accounted for as a sale as the Company has relinquished control of the receivables. Accordingly, undivided interests in accounts receivable sold to the commercial paper conduit under these transactions are excluded from accounts receivable, net in the accompanying consolidated balance sheets. The

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interests for which cash consideration is not received from the conduit are retained by the SPE and remain in accounts receivable, net in the accompanying consolidated balance sheets.

The interests in receivables sold and the interest in receivables retained by the SPE are carried at face value, which is due to the short-term nature of our accounts receivable. The SPE has received cash consideration of $39.7 million and $39.7 million for the interests in the accounts receivable it has sold to the commercial paper conduit at December 31, 2009 and December 31, 2008, respectively. No gain or loss is recorded upon sale as fee charges from the commercial paper conduit are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the commercial paper conduit are accrued at the end of each month. If the Company defaults under the accounts receivable securitization program, the commercial paper conduit is entitled to receive collections on receivables owned by the SPE in satisfaction of the amount of cash consideration paid to the SPE by the commercial paper conduit.

Information regarding the outstanding balances related to the SPE’s interests in accounts receivables sold or retained as of December 31, 2009 is as follows:

(Dollars in
millions)

Interests in receivables sold outstanding(1)	$39.7
Interests in receivables retained, net of allowance for doubtful accounts	$82.5

(1)	Deducted from accounts receivable, net in the consolidated balance sheets.

The delinquency ratio for the qualifying receivables represented 3.8% of the total qualifying receivables as of December 31, 2009.

The following table summarizes the activity related to our interests in accounts receivable sold for the years ended December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008
	(Dollars in millions)

Proceeds from the sale of interest in accounts receivable	$65.0	$27.0
Repayments to conduit	$65.0	$27.0
Fees and charges(1)	$1.1	$1.8

(1)	Recorded in interest expense in the consolidated statements of income.

Other fee charges related to the sale of receivables to the commercial paper conduit for the year ended December 31, 2009 were not material.

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

In the first quarter of 2010, the Company will adopt an amendment to accounting standards that affects the accounting for transfers of financial assets. Outstanding accounts receivable that the Company previously treated as sold and removed from the balance sheet will be included in accounts receivable, net on the Company’s consolidated balance sheet and the amounts outstanding under the Company’s accounts receivable securitization program will be accounted for as a secured borrowing and reflected as short-term debt on

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s balance sheet (which as of December 31, 2009 is $39.7 million for both). In addition, while there has been no change in the arrangement under the Company’s securitization program, the adoption of this amendment will reduce cash flow from operations by approximately $39.7 million and result in a corresponding increase in cash flow from financing activities.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2009 and December 31, 2008, the Company’s consolidated balance sheet included an accrued liability of $8.1 million and $8.9 million, respectively, relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of December 31, 2009. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that included the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. At the end of 2009, the FDA began its reinspections of the Arrow facilities covered by the corporate warning letter. These inspections have been substantially completed, and the FDA has issued certain written observations to Arrow as a result of those inspections. The Company is currently in the process of responding to those observations and communicating with the FDA regarding resolution of all outstanding issues.

While the Company continues to believe it has substantially remediated these issues through the corrective actions taken to date, there can be no assurances that these issues have been resolved to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company.

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

Note 17 — Business segments and other information

An operating segment as a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. Based on these criteria, the Company has determined that it has three operating segments: Medical, Aerospace and Commercial.

The Medical Segment businesses design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care. Additionally, the company designs, manufactures and supplies devices and instruments for other medical device manufacturers. Over 90 percent of Medical Segment net revenues are derived from devices that are considered disposable or single use. The Medical Segment’s products are largely sold and distributed to hospitals and healthcare providers and are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications.

Our Aerospace Segment businesses provide cargo handling systems for wide body and narrow body aircraft. Commercial aviation markets represent 95% of revenues in this segment. Markets for these products are generally influenced by spending patterns in the commercial aviation markets, cargo market trends, flights hours, and age and type of engines in use.

The Commercial Segment businesses principally design, manufacture and distribute driver controls and engine and drive parts for the marine market and rigging products and services. Commercial Segment products are used in a range of markets including: recreational marine, oil and gas, marine transportation and industrial.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about continuing operations by business segment is as follows:

	2009	2008	2007
	(Dollars in thousands)

Segment data:
Medical	$1,457,108	$1,499,109	$1,041,349
Aerospace	185,126	253,818	197,813
Commercial	247,828	313,804	335,920

Net revenues	1,890,062	2,066,731	1,575,082

Medical	305,051	286,330	182,636
Aerospace	15,433	26,067	18,253
Commercial	15,245	26,078	32,051

Segment operating profit(1)	335,729	338,475	232,940
Corporate expenses	42,736	46,861	48,987
In-process research and development charge	—	—	30,000
Goodwill impairment	6,728	—	2,448
Restructuring and other impairment charges	15,057	27,701	7,421
Net loss (gain) on sales of businesses and assets	2,597	(296)	1,110
Noncontrolling interest	(1,157)	(747)	(525)

Income from continuing operations before interest and taxes	$269,768	$264,956	$143,499

Identifiable assets(2):
Medical	$3,135,349	$3,135,360	$3,312,240
Aerospace	120,277	244,994	234,939
Commercial	111,209	215,894	234,716
Corporate(3)	463,304	322,286	401,861

	$3,830,139	$3,918,534	$4,183,756

Capital expenditures:
Medical	$26,523	$24,992	$31,781
Aerospace	1,843	5,349	2,449
Commercial	649	3,332	4,579
Corporate	1,394	1,496	2,574

	$30,409	$35,169	$41,383

Depreciation and amortization expense:
Medical	$88,517	$90,519	$48,763
Aerospace	3,912	4,006	2,900
Commercial	4,981	6,383	7,049
Corporate	9,158	8,333	10,417

	$106,568	$109,241	$69,129

(1)	Segment operating profit includes a segment’s net revenues reduced by its materials, labor and other product costs along with the segment’s selling, engineering and administrative expenses and noncontrolling interest. Unallocated corporate expenses, (gain) loss on sales of businesses and assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Identifiable assets do not include assets held for sale of $8.9 million, $8.2 million and $4.2 million in 2009, 2008 and 2007, respectively.

(3)	Identifiable corporate assets include cash, receivables acquired from operating segments for securitization, investments in unconsolidated entities, property, plant and equipment and deferred tax assets primarily related to net operating losses and pension and retiree medical plans.

Information about continuing operations in different geographic areas is as follows:

	2009	2008	2007
	(Dollars in thousands)

Net revenues (based on business unit location):
United States	$1,024,117	$1,128,938	$852,776
Other Americas	99,615	106,903	118,364
Germany	238,229	300,672	252,348
Other Europe	407,190	408,551	284,260
All other	120,911	121,667	67,334

	$1,890,062	$2,066,731	$1,575,082

Net property, plant and equipment:
United States	$187,880	$198,689	$219,501
Other Americas	26,587	38,971	51,632
Germany	21,924	24,855	39,567
Other Europe	61,533	67,700	74,460
All other	19,575	44,077	45,816

	$317,499	$374,292	$430,976

Note 18 — Divestiture-related activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Net (gain) loss on sales of businesses and assets.

Net loss (gain) on sales of businesses and assets consists of the following for the years ended December 31:

	2009	2008	2007
	(In thousands)

Loss (gain) on sales of businesses and assets, net	$2,597	$(296)	$1,110

During 2009, the Company realized a loss of $2.6 million on the sale of a product line in its Marine business.

During 2008, the Company recorded a gain on the disposal of an asset held for sale of approximately $0.3 million.

During 2007, the Company sold a product line in its Medical Segment and sold a building which it had classified as held for sale. The Company incurred a net loss of $1.1 million on these two transactions.

Assets Held for Sale

Assets held for sale at December 31, 2009 and 2008 are summarized on the table below. At December 31, 2009, these assets consisted of four buildings which the Company is actively marketing. During the second quarter of 2009, the Company sold two buildings at approximately net book value and added two new properties to assets held for sale.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Assets held for sale:
Property, plant and equipment	$8,866	$8,210

Total assets held for sale	$8,866	$8,210

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

On March 20, 2009, the Company completed the sale of its 51 percent share of Airfoil Technologies International — Singapore Pte. Ltd. (“ATI Singapore”) to GE Pacific Private Limited for $300 million in cash. ATI Singapore, which provides engine repair products and services for critical components of flight turbines, was part of a joint venture between General Electric Company (“GE”) and the Company. In December 2009, the Company completed the transfer of its ownership interest in the remaining ATI business to GE.

In the second quarter of 2008, the Company refined its estimates for the post-closing adjustments based on the provisions of the Purchase Agreement with Kongsberg Automotive Holdings on the sale in 2007 of the Company’s business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (“the GMS businesses”). Also during the second quarter of 2008, the Company recorded a charge for the settlement of a contingency related to the sale of the GMS businesses. These activities resulted in a decrease in the gain on sale of the GMS businesses and are reported in discontinued operations as a loss of $14.2 million, with related taxes of $6.0 million.

On June 29, 2007 the Company completed the sale of Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business in the Aerospace Segment for $133.9 million in cash and realized a pre-tax gain of $75.2 million.

The results of our discontinued operations for the years 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(Dollars in thousands)

Net revenues	$111,089	$354,218	$1,291,390
Costs and other expenses	114,174	278,881	1,208,130
(Gain) loss on disposition	(272,307)	8,238	(299,456)

Income from discontinued operations before income taxes	269,222	67,099	382,716
Taxes on income from discontinued operations	98,153	10,613	173,899

Income from discontinued operations	171,069	56,486	208,817
Less: Income from discontinued operations attributable to noncontrolling interest	9,860	34,081	30,153

Income from discontinued operations attributable to common shareholders	$161,209	$22,405	$178,664

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net assets and liabilities sold in 2009 in relation to the discontinued operations were comprised of the following:

(Dollars in
thousands)

Net assets	$135,904
Net liabilities	(87,534)

$48,370

Note 19 — Subsequent event

On February 24, 2010, the Company entered into a definitive agreement to sell SSI Surgical Services, Inc. (“SSI”), a reporting unit within our medical segment, to a privately-owned multi-service line healthcare company for approximately $25 million which we expect to result in a pretax gain of approximately $9 million. SSI had revenues of $22.2 million in 2009. The transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of 2010.

QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter(4)
	(Dollars in thousands, except per share)

2009:
Net revenues	$445,825	$467,755	$461,479	$515,003
Gross profit	190,213	203,582	200,554	219,726
Income from continuing operations before interest and taxes	59,508	61,352	69,620	79,288
Income from continuing operations	25,097	34,519	35,039	48,287
Income (loss) from discontinued operations	200,510	(27,747)	3,578	(5,272)
Net income	225,607	6,772	38,617	43,015
Less: Net income attributable to noncontrolling interest	236	302	305	314
Income from discontinued operations attributable to noncontrolling interest	9,860	—	—	—
Net income attributable to common shareholders	215,511	6,470	38,312	42,701
Earnings per share available to common shareholders — basic(2):
Income from continuing operations	$0.63	$0.86	$0.87	$1.21
Income (loss) from discontinued operations	4.80	(0.70)	0.09	(0.13)

Net income	$5.43	$0.16	$0.96	$1.07

Earnings per share available to common shareholders — diluted(2):
Income from continuing operations	$0.62	$0.86	$0.87	$1.20
Income (loss) from discontinued operations	4.78	(0.70)	0.09	(0.13)

Net income	$5.40	$0.16	$0.96	$1.07

2008:
Net revenues(3)	$526,522	$538,929	$504,035	$497,245
Gross profit(3)	212,097	229,754	209,833	203,321
Income from continuing operations before interest and taxes	59,998	75,082	71,836	58,040
Income from continuing operations	18,256	30,018	29,627	20,215
Income from discontinued operations	11,741	14,023	22,319	8,403
Net income	29,997	44,041	51,946	28,618
Less: Net income attributable to noncontrolling interest	187	259	196	105
Income from discontinued operations attributable to noncontrolling interest	6,867	8,839	9,431	8,944
Net income attributable to common shareholders	22,943	34,943	42,319	19,569
Earnings per share available to common shareholders — basic(2):
Income from continuing operations	$0.46	$0.75	$0.74	$0.51
Income (loss) from discontinued operations	0.12	0.13	0.33	(0.01)

Net income	$0.58	$0.88	$1.07	$0.49

Earnings per share available to common shareholders — diluted(2):
Income from continuing operations	$0.46	$0.75	$0.74	$0.51
Income (loss) from discontinued operations	0.12	0.13	0.32	(0.01)

Net income	$0.58	$0.88	$1.06	$0.49

Income from
		Continuing	Income (Loss)
		Operations	from
		Before Interest	Continuing
		and Taxes	Operations

(1)	First quarter 2008 results include the following:
	Write-off of inventory fair value adjustment(a)	$6,936	$4,449

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(3)	Amounts exclude the impact of discontinued operations. See Note 18.

(4)	During the fourth quarter of 2009, we determined that an out-of-period adjustment was required to correct our financial statement tax related balance sheet accounts. Correction of this error decreased deferred tax liabilities and our taxes payable by approximately $2.6 million and reduced income tax expense approximately $2.6 million. Based on our analysis, we concluded that this matter was not material on a quantitative or qualitative basis to the prior period financial statements and, as such, is being corrected in the current period.

(a)	Related to Arrow acquisition.

TELEFLEX INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at		Additions	Accounts		Balance at
	Beginning of		Charged to	Receivable	Translation	End of
	Year	Dispositions	Income	Write-offs	And other	Year

December 31, 2009	$8,726	$(1,224)	$2,246	$(2,775)	$144	$7,117
December 31, 2008	$7,010	$(54)	$3,604	$(5,053)	$3,219	$8,726
December 31, 2007	$10,097	$(3,520)	$3,323	$(4,614)	$1,724	$7,010

INVENTORY RESERVE

	Balance at		Additions			Balance at
	Beginning		Charged to	Inventory	Translation	End of
	of Year	Dispositions	Income	Write-offs	And other	Year

December 31, 2009
Raw material	$12,999	$(1,203)	$3,457	$(3,923)	$877	$12,207
Work-in-process	2,698	(64)	1,150	(460)	204	3,528
Finished goods	21,819	(2,878)	6,003	(5,720)	300	19,524

	$37,516	$(4,145)	$10,610	$(10,103)	$1,381	$35,259

December 31, 2008
Raw material	$10,616	$—	$4,773	$(3,506)	$1,116	$12,999
Work-in-process	608	—	1,575	(104)	619	2,698
Finished goods	24,691	—	7,713	(12,210)	1,625	21,819

	$35,915	$—	$14,061	$(15,820)	$3,360	$37,516

December 31, 2007
Raw material	$22,275	$(7,741)	$2,499	$(4,285)	$(2,132)	$10,616
Work-in-process	2,607	(1,412)	126	(486)	(227)	608
Finished goods	21,691	(1,578)	5,362	(3,773)	2,989	24,691

	$46,573	$(10,731)	$7,987	$(8,544)	$630	$35,915

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.			Description

*3	.1	—	Articles of Incorporation of the Company (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated by reference to Proposal 2 of the Company’s Proxy Statement with an effective date of March 29, 2007 for the Annual Meeting held on May 4, 2007.
*3	.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 20, 2006).
*10	.1	—	1990 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 incorporated by reference to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 28, 1997. As subsequently amended and restated on Form S-8 (Registration No. 333-59814) which is herein incorporated by reference).
10.2		—	Teleflex Incorporated Retirement Income Plan, as amended and restated effective January 1, 2002.
10.3		—	Amended and Restated Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on February 25, 2009), and as subsequently amended by the First Amendment thereto, dated January 1, 2010 (filed herewith).
10.4		—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2004.
*10	.5	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
*10	.6	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
+*10	.7	—	Teleflex Incorporated Executive Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 6, 2006).
+*10	.8	—	Letter Agreement, dated September 23, 2004, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed on March 9, 2005).
+10	.9	—	Employment Agreement, dated March 26, 2009, between the Company and Jeffrey P. Black (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2009).
+10	.10	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-Q filed on July 27, 2005), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on February 25, 2009).
+10	.11	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Vincent Northfield (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 20, 2006), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on February 25, 2009).
+10	.12	—	Executive Change In Control Agreement, dated October 23, 2006, between the Company and R. Ernest Waaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 25, 2006), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on February 25, 2009).
+10	.13	—	Executive Change In Control Agreement, dated July 13, 2005, between the Company and John Suddarth (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 20, 2006), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on February 25, 2009).
+*10	.14	—	Letter Agreement, dated October 13, 2006, between the Company and R. Ernest Waaser (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2006).
+*10	.15	—	Letter Agreement, dated August 10, 2006, between the Company and Charles E. Williams (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on September 25, 2006).

Exhibit No.			Description

+10	.16	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Laurence G. Miller (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on February 25, 2009).
+10	.17	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and R. Ernest Waaser (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed on February 25, 2009).
+10	.18	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Vince Northfield (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on February 25, 2009).
+10	.19	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and John B. Suddarth (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on February 25, 2009).
10.20			Credit Agreement, dated October 1, 2007, with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2007), as amended by Amendment No. 1 thereto dated as of December 22, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on February 25, 2009), and Amendment No. 2 thereto dated as of October 26, 2009 (filed herewith).
10.21			Note Purchase Agreement, dated as of October 1, 2007, among Teleflex Incorporated and the several purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2007), as amended by Amendment No. 1 thereto dated as of November 20, 2009 (filed herewith).
10.22			First Amendment, dated as of October 1, 2007, to the Note Purchase Agreement dated as of July 8, 2004 among Teleflex Incorporated and the noteholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2007), as amended by Amendment No. 2 thereto dated as of November 20, 2009 (filed herewith).
*14		—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).
21		—	Subsidiaries of the Company.
23		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.