Form 10-Q
period 2010-03-28
TELEFLEX INC
filed 2010-04-28
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 16, 2010, 39,913,203 shares of the registrant’s common stock, $1.00 par value, were outstanding.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2010	2009
	(Dollars and shares in thousands,
	except per share)

Net revenues	$436,460	$440,068
Materials, labor and other product costs	238,867	251,614

Gross profit	197,593	188,454
Selling, engineering and administrative expenses	117,388	117,133
Research and development expenses	9,560	7,565
Net loss on sales of businesses and assets	—	2,597
Restructuring and other impairment charges	463	2,463

Income from continuing operations before interest and taxes	70,182	58,696
Interest expense	19,034	25,397
Interest income	(218)	(209)

Income from continuing operations before taxes	51,366	33,508
Taxes on income from continuing operations	15,433	8,912

Income from continuing operations	35,933	24,596

Operating income from discontinued operations (including gain on disposal of $9,737 and $275,787, respectively)	9,681	301,579
Taxes on income from discontinued operations	7,656	100,568

Income from discontinued operations	2,025	201,011

Net income	37,958	225,607
Less: Net income attributable to noncontrolling interest	286	236
Income from discontinued operations attributable to noncontrolling interest	—	9,860

Net income attributable to common shareholders	$37,672	$215,511

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.90	$0.61
Income from discontinued operations	$0.05	$4.82

Net income	$0.95	$5.43

Diluted:
Income from continuing operations	$0.89	$0.61
Income from discontinued operations	$0.05	$4.79

Net income	$0.94	$5.40

Dividends per share	$0.34	$0.34

Weighted average common shares outstanding:
Basic	39,791	39,692
Diluted	40,199	39,876

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$35,647	$24,360
Income from discontinued operations, net of tax	2,025	191,151

Net income	$37,672	$215,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$210,719	$188,305
Accounts receivable, net	297,445	265,305
Inventories, net	353,775	360,843
Prepaid expenses and other current assets	25,858	21,872
Income taxes receivable	34,643	100,733
Deferred tax assets	58,306	58,010
Assets held for sale	8,521	8,866

Total current assets	989,267	1,003,934
Property, plant and equipment, net	305,525	317,499
Goodwill	1,439,709	1,459,441
Intangibles and other assets, net	1,025,857	1,045,706
Investments in affiliates	13,901	12,089
Deferred tax assets	—	336

Total assets	$3,774,259	$3,839,005

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$41,460	$4,008
Accounts payable	86,354	94,983
Accrued expenses	82,023	97,274
Payroll and benefit-related liabilities	62,726	70,537
Derivative liabilities	15,896	16,709
Accrued interest	18,611	22,901
Income taxes payable	12,940	30,695
Deferred tax liabilities	3,355	—

Total current liabilities	323,365	337,107
Long-term borrowings	1,141,280	1,192,491
Deferred tax liabilities	401,341	398,923
Pension and postretirement benefit liabilities	164,215	164,726
Other liabilities	156,436	160,684

Total liabilities	2,186,637	2,253,931
Commitments and contingencies
Total common shareholders’ equity	1,582,821	1,580,241
Noncontrolling interest	4,801	4,833

Total equity	1,587,622	1,585,074

Total liabilities and equity	$3,774,259	$3,839,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 28, 2010	March 29, 2009
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$37,958	$225,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(2,025)	(201,011)
Depreciation expense	12,420	13,771
Amortization expense of intangible assets	11,103	10,918
Amortization expense of deferred financing costs	945	2,641
Stock-based compensation	1,853	2,151
Net loss on sales of businesses and assets	—	2,597
Other	554	717
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(48,210)	(16,170)
Inventories	(1,240)	(11,004)
Prepaid expenses and other current assets	(2,654)	1,830
Accounts payable and accrued expenses	(28,841)	(34,089)
Income taxes receivable and payable, net and deferred income taxes	50,337	(5,599)

Net cash provided by (used in) operating activities from continuing operations	32,200	(7,641)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	10,000
Reduction in long-term borrowings	(51,090)	(249,178)
Increase (decrease) in notes payable and current borrowings	39,700	(659)
Proceeds from stock compensation plans	3,670	367
Payments to noncontrolling interest shareholders	—	(295)
Dividends	(13,536)	(13,511)

Net cash used in financing activities from continuing operations	(21,256)	(253,276)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(7,159)	(6,525)
Proceeds from sales of businesses and assets, net of cash sold	24,750	296,883
Payments for businesses and intangibles acquired, net of cash acquired	(81)	(1,108)

Net cash provided by investing activities from continuing operations	17,510	289,250

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(1,137)	20,370
Net cash used in financing activities	—	(11,075)
Net cash used in investing activities	(189)	(1,598)

Net cash (used in) provided by discontinued operations	(1,326)	7,697

Effect of exchange rate changes on cash and cash equivalents	(4,714)	(254)

Net increase in cash and cash equivalents	22,414	35,776
Cash and cash equivalents at the beginning of the period	188,305	107,275

Cash and cash equivalents at the end of the period	$210,719	$143,051

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity	Income
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2008	41,995	$41,995	$268,263	$1,182,906	$(108,202)	2,311	$(138,507)	$39,428	$1,285,883
Net income				215,511				10,096	225,607	$225,607
Cash dividends ($0.34 per share)				(13,511)					(13,511)
Financial instruments marked to market, net of tax of $1,541					4,781				4,781	4,781
Cumulative translation adjustment (“CTA”)					(46,344)			(99)	(46,443)	(46,443)
Reclassification of CTA to gain					(9,365)				(9,365)	(9,365)
Pension liability adjustment, net of tax of $498					1,061				1,061	1,061
Distributions to noncontrolling interest shareholders								(295)	(295)
Disposition of noncontrolling interest								(45,019)	(45,019)

Comprehensive income										$175,641

Shares issued under compensation plans	10	10	1,596			(12)	792		2,398
Deferred compensation						(9)	343		343

Balance at March 29, 2009	42,005	$42,005	$269,859	$1,384,906	$(158,069)	2,290	$(137,372)	$4,111	$1,405,440

Balance at December 31, 2009	42,033	$42,033	$277,050	$1,431,878	$(34,120)	2,278	$(136,600)	$4,833	$1,585,074
Net income				37,672				286	37,958	$37,958
Cash dividends ($0.34 per share)				(13,536)					(13,536)
Financial instruments marked to market, net of tax of $462					835				835	835
Cumulative translation adjustment					(29,638)			47	(29,591)	(29,591)
Pension liability adjustment, net of tax of $448					1,309				1,309	1,309
Deconsolidation of VIE				253				(365)	(112)

Comprehensive income										$10,511

Shares issued under compensation plans	81	81	4,969			(7)	395		5,445
Deferred compensation						(6)	240		240

Balance at March 28, 2010	42,114	$42,114	$282,019	$1,456,267	$(61,614)	2,265	$(135,965)	$4,801	$1,587,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of presentation
We prepared the accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated on the same basis as our annual consolidated financial statements, with the exception of changes resulting from the adoption of new accounting guidance during the first three months of 2010 as described in Note 2 below.
In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with Rule 10-01 of SEC Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X does not include all disclosures required by GAAP for complete financial statements. Accordingly, our quarterly condensed financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.
Note 2 — New accounting standards
The Company adopted the following amendments to accounting standards as of January 1, 2010, the first day of its 2010 fiscal year:
Accounting for Transfers of Financial Assets — an amendment to Transfers and Servicing: In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the information that is reported in financial statements about the transfer of financial assets and the effects of transfers of financial assets on financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, with transferred financial assets. In addition, the guidance limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements being presented when the transferor has not transferred the entire original financial asset. Upon the adoption of this guidance in the first quarter of 2010, the $39.7 million of trade receivables under the Company’s accounts receivable securitization program (the “Securitization Program”) that were previously treated as sold and removed from the balance sheet are now included in accounts receivable, net, and the amounts outstanding under the Securitization Program are accounted for as a secured borrowing and reflected as short-term debt on the Company’s balance sheet (which as of March 28, 2010 is $39.7 million.) In addition, while there has been no change in the arrangement under the Securitization Program, the adoption of this amendment reduced cash flow from operations by approximately $39.7 million and resulted in a corresponding increase in cash flow from financing activities.
Amendment to Consolidation: In June 2009, the FASB issued guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity whose revenue was approximately $10 million during 2009. As a result of the adoption of this guidance, the Company deconsolidated a variable interest entity. Refer to the Company’s condensed consolidated statements of changes in equity for the impact of the deconsolidation.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amendment to Fair Value Measurements and Disclosures: In January 2010, the FASB enhanced and clarified disclosure requirements regarding fair value of financial instruments for interim and annual reporting periods. The guidance requires additional disclosure for transfer activity pertaining to Level 1 and 2 fair value measurements and purchase, sale, issuance, and settlement activity for Level 3 fair value measurements. Additionally, the FASB clarified disclosure requirements related to level of disaggregation, inputs and valuation techniques used to measure fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurement activity which is effective for fiscal years beginning after December 15, 2010.
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
Note 3 — Integration
Integration of Arrow
In connection with the acquisition of Arrow International, Inc. (“Arrow”) in October 2007, the Company formulated a plan related to the integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. The Company finalized its estimate of the costs to implement the plan in the fourth quarter of 2008. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closures and the termination of certain distribution agreements, at the date of acquisition.
The following table provides information relating to changes in the accrued liability associated with the Arrow integration plan during the three months ended March 28, 2010:

	Balance at		Balance at
	December 31,		March 28,
	2009	Payments	2010
	(Dollars in millions)
Termination benefits	$0.4	$—	$0.4
Facility closure costs	0.5	(0.1)	0.4
Contract termination costs	2.7	—	2.7

	$3.6	$(0.1)	$3.5

Contract termination costs represent the termination of a European distributor agreement that is currently in litigation but is expected to be paid in 2010.
In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company has taken actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4, “Restructuring and other impairment charges.” Costs that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and other impairment charges within the condensed consolidated statement of operations for the periods in which the costs are incurred.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Restructuring and other impairment charges
The amounts included in restructuring and other impairment charges in the condensed consolidated statement of income for the three months ended March 28, 2010 and March 29, 2009 consisted of the following:

	Three Months Ended
	March 28,	March 29,
	2010	2009
	(Dollars in thousands)
2008 Commercial Segment program	$—	$1,138
2007 Arrow integration program	463	1,325

Restructuring and other impairment charges	$463	$2,463

2008 Commercial Segment Restructuring Program
In December 2008, the Company began certain restructuring initiatives with respect to the Company’s Commercial Segment. The initiatives involved the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities in North America and Europe. The Company determined to undertake these initiatives as a means to improve operating performance and to better leverage its resources due to weakness in the marine and industrial markets.
By December 31, 2009, the Company had completed the 2008 Commercial Segment restructuring program, and all costs associated with the program were fully paid during 2009. No changes were recorded under this program in 2010.
The charges associated with the 2008 Commercial Segment restructuring program that were included in restructuring and other impairment charges in the condensed consolidated statements of income during the three months ended March 29, 2009 were as follows:

Three Months Ended
March 29, 2009
Commercial
(Dollars in thousands)
Termination benefits	$1,138

$1,138

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the restructuring program.
2007 Arrow Integration Program
The charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges for the three months ended March 28, 2010 and March 29, 2009, are as follows:

	Medical
	Three Months Ended	Three Months Ended
	March 28, 2010	March 29, 2009
	(Dollars in thousands)
Termination benefits	$230	$1,097
Facility closure costs	425	51
Contract termination costs	(195)	62
Other restructuring costs	3	115

	$463	$1,325

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At March 28, 2010, the accrued liability associated with the 2007 Arrow integration program consisted of the following:

	Balance at				Balance at
	December 31,	Subsequent			March 28,
	2009	Accruals	Payments	Translation	2010
	(Dollars in thousands)
Termination benefits	$2,183	$230	$(1,194)	$(64)	$1,155
Facility closure costs	302	425	(642)	(15)	70
Contract termination costs	687	(195)	—	(13)	479
Other restructuring costs	23	3	(3)	(1)	22

	$3,195	$463	$(1,839)	$(93)	$1,726

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2007 Arrow integration program. Facility closure costs relate primarily to costs to prepare a facility for closure. Contract termination costs relate primarily to the termination of a European distributor agreement and leases in conjunction with the consolidation of facilities.
As of March 28, 2010, the Company expects to incur the following restructuring expenses associated with the 2007 Arrow integration program in its Medical Segment through December 2010:

(Dollars in millions)
Termination benefits	$0.8 – 1.1
Facility closure costs	0.5 – 0.7
Contract termination costs	0.2 – 0.5
Other restructuring costs	0.1 – 0.2

$1.6 – 2.5

Note 5 — Inventories
Inventories consisted of the following:

	March 28,	December 31,
	2010	2009
	(Dollars in thousands)
Raw materials	$145,735	$150,508
Work-in-process	60,699	53,847
Finished goods	181,607	191,747

	388,041	396,102
Less: Inventory reserve	(34,266)	(35,259)

Inventories	$353,775	$360,843

Note 6—Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 28, 2010 are as follows:

	Medical	Commercial	Total
	(Dollars in thousands)
Balance as of December 31, 2009
Goodwill	$1,444,354	$15,087	$1,459,441
Accumulated impairment losses	—	—	—

	1,444,354	15,087	1,459,441
Goodwill related to dispositions	(9,224)	—	(9,224)
Translation adjustment	(10,508)	—	(10,508)

Balance as of March 28, 2010
Goodwill	1,424,622	15,087	1,439,709
Accumulated impairment losses	—	—	—

	$1,424,622	$15,087	$1,439,709

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	March 28, 2010	December 31, 2009	March 28, 2010	December 31, 2009
	(Dollars in thousands)
Customer lists	$555,792	$559,207	$79,960	$74,047
Intellectual property	207,021	208,247	63,853	59,824
Distribution rights	21,694	22,094	16,972	17,066
Trade names	334,502	336,673	3,828	3,708

	$1,119,009	$1,126,221	$164,613	$154,645

Amortization expense related to intangible assets was approximately $11.1 million and $10.9 million for the three months ended March 28, 2010 and March 29, 2009, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2010	$44,600
2011	44,400
2012	44,200
2013	43,200
2014	40,300
Note 7 — Financial instruments
The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure and interest rate swaps are used to reduce exposure to interest rate changes. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 8, “Fair Value Measurement” for additional information.
The location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet are as follows:

	March 28,	December 31,
	2010	2009
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets — current	$2,979	$1,356

Total asset derivatives	$2,979	$1,356

Liability derivatives:
Interest rate contracts:
Derivative liabilities — current	$15,499	$15,848
Other liabilities — noncurrent	13,145	12,258
Foreign exchange contracts:
Derivative liabilities — current	397	860

Total liability derivatives	$29,041	$28,966

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The location and amount of the gains and losses for derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”) and the condensed consolidated statement of income for the three months ended March 28, 2010 and March 29, 2009 are as follows:

	After Tax Gain/(Loss)
	Recognized in OCI
	March 28,	March 29,
	2010	2009
	(Dollars in thousands)
Interest rate contracts	$(312)	$3,098
Foreign exchange contracts	1,147	1,683

Total	$835	$4,781

	Pre-Tax (Gain)/Loss Reclassified
	from AOCI into Income
	March 28,	March 29,
	2010	2009
	(Dollars in thousands)
Interest rate contracts:
Interest expense	$4,580	$4,357
Foreign exchange contracts
Net revenues	(11)	799
Materials, labor and other product costs	(735)	1,616
Income from discontinued operations	—	337

Total	$3,834	$7,109

For the three months ended March 28, 2010 and March 29, 2009, there was no ineffectiveness related to the Company’s derivatives.
Note 8 — Fair value measurement
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 28, 2010 and March 29, 2009:
				Significant
	Total carrying	Quoted prices in	Significant other	unobservable
	value at	active markets	observable inputs	inputs
	March 28, 2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$10,000	$10,000	$—	$—
Deferred compensation assets	$3,338	$3,338	$—	$—
Derivative assets	$2,979	$—	$2,979	$—
Derivative liabilities	$29,041	$—	$29,041	$—
				Significant
	Total carrying	Quoted prices in	Significant other	unobservable
	value at	active markets	observable inputs	inputs
	March 29, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$30,000	$30,000	$—	$—
Deferred compensation assets	$2,233	$2,233	$—	$—
Derivative assets	$992	$—	$992	$—
Derivative liabilities	$48,376	$—	$48,376	$—
The carrying amount reported in the condensed consolidated balance sheet as of March 28, 2010 for long-term debt is $1,141.3 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,116.6 million at March 28, 2010. The Company’s implied credit rating is a factor in determining the market interest yield curve.

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
The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign currency forward contracts. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps to manage exposure to interest rate changes. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. See Note 7, “Financial Instruments” for additional information.
Note 9 —Changes in shareholders’ equity
On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, the Company’s senior loan agreements limit the aggregate amount of share repurchases and other restricted payments the Company may make to $75 million per year in the event the Company’s consolidated leverage ratio exceeds 3.5 to 1. Accordingly, these provisions may limit the Company’s ability to repurchase shares under this Board authorization. Through March 28, 2010, no shares have been purchased under this Board authorization.
A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended
	March 28,	March 29,
	2010	2009
	(Shares in thousands)
Basic	39,791	39,692
Dilutive shares assumed issued	408	184

Diluted	40,199	39,876

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 738 thousand and 1,483 thousand for the three months ended March 28, 2010 and March 29, 2009, respectively.
Note 10 — Stock compensation plans
The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock awards to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant date. Restricted stock awards generally vest in one to three years. During the first three months of 2010, the Company granted restricted stock awards representing 148,287 shares of common stock under the 2000 plan. The unrecognized compensation for these awards as of the grant date was $8.5 million, which will be recognized over the vesting period of the award.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. Generally, options granted under the 2008 plan are exercisable three years after the date of the grant and expire no more than ten years after the grant date. During the first three months of 2010, the Company granted incentive and non-qualified options to purchase 586,642 shares of common stock under the 2008 plan. The unrecognized compensation for these awards as of the grant date was $7.2 million, which will be recognized over the vesting period of the award.
Note 11 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.
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
Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits
	Three Months Ended		Three Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$720	$915	$235	$284
Interest cost	4,678	4,150	770	900
Expected return on plan assets	(4,366)	(3,538)	—	—
Net amortization and deferral	1,085	1,235	214	220
Settlement gain	(35)	—	—	—

Net benefit cost	$2,082	$2,762	$1,219	$1,404

Note 12 — Commitments and contingent liabilities
Product warranty liability: The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for the three months ended March 28, 2010 (dollars in thousands):

Balance — December 31, 2009	$12,085
Accruals for warranties issued in 2010	959
Settlements (cash and in kind)	(1,376)
Accruals related to pre-existing warranties	175
Effect of translation	(217)

Balance — March 28, 2010	$11,626

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $9.7 million at March 28, 2010. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At March 28, 2010, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 28, 2010, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $8.3 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of March 28, 2010. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
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
In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that included the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. At the end of 2009, the FDA began its reinspections of the Arrow facilities covered by the corporate warning letter. These inspections have been completed, and the FDA has issued certain written observations to Arrow as a result of those inspections. Arrow has responded in writing to those observations and is communicating with the FDA regarding resolution of all outstanding issues.
While the Company continues to believe it has substantially remediated the issues raised in the corporate warning letter through the corrective actions taken to date, and that it has responded thoroughly and comprehensively to each of the observations resulting from the recent inspections, there can be no assurance that these matters have been resolved to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Audit and Examinations: In an April 12, 2010 notice to our subsidiary Arrow International CR, the taxing authority in the Czech Republic has questioned the transfer pricing Arrow International CR utilized for certain products sold during 2006. The notice requests additional information and states that if the tax authority is not satisfied with our response, they intend to challenge certain tax incentives received by Arrow International CR for the 2001-2006 years in their entirety. We have consulted with external advisors and believe the transfer pricing policy of Arrow International CR met the essential requirements of the tax incentive program. If the taxing authority were to ultimately prevail in disallowing the entire tax incentive benefit, the cost, including penalties and interest, would not have a material adverse effect on the Company. The tax incentive program expired in 2006 in accordance with its intended term, therefore any loss of the tax incentives benefit would not have an impact on current or future operations.
In addition, the Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of March 28, 2010, the most significant tax examinations in process are in the jurisdictions of the United States, Czech Republic, Germany, Italy, and France.  It is uncertain as to when these examinations may be concluded and the ultimate outcome of such examinations.  As a result of the uncertain outcome of these ongoing examinations, future examinations, or the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at March 28, 2010. Due to the potential for resolution of certain foreign and U.S. examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next twelve months by a range of zero to $23 million.
Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. On average, such commitments are not at prices in excess of current market.
Note 13 — Business segment information
Information about continuing operations by business segment is as follows:

	Three Months Ended
	March 28,	March 29,
	2010	2009
	(Dollars in thousands)
Segment data:
Medical	$343,537	$334,785
Aerospace	36,873	43,729
Commercial	56,050	61,554

Segment net revenues	$436,460	$440,068

Medical	$73,498	$69,412
Aerospace	1,744	3,037
Commercial	3,060	2,036

Segment operating profit	78,302	74,485
Less: Corporate expenses	7,943	10,965
Net loss on sales of businesses and assets	—	2,597
Restructuring and impairment charges	463	2,463
Noncontrolling interest	(286)	(236)

Income from continuing operations before interest and taxes	$70,182	$58,696

Note 14 — Divestiture-related activities
When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Net loss on sales of businesses and assets.
The following table provides the amount of Net loss on sales of businesses and assets for the three months ended March 28, 2010 and March 29, 2009:

	Three Months Ended
	March 28,	March 29,
	2010	2009
	(Dollars in thousands)

Net loss on sales of businesses and assets	$—	$2,597
During the first quarter of 2009, the Company realized a loss of $2.6 million on the sale of a product line in its Marine business.
Assets Held for Sale
Assets held for sale at March 28, 2010 and December 31, 2009 consists of four buildings which the Company is actively marketing.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Discontinued Operations
On March 2, 2010, the Company completed the sale of its SSI Surgical Services Inc. business (“SSI”), a reporting unit within its Medical Segment, to a privately-owned multi-service line healthcare company for approximately $25 million and realized a gain of $2.1 million, net of tax.
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
The following table presents the operating results for the three months ended March 28, 2010 and March 29, 2009 of the operations that have been treated as discontinued operations:

	Three Months Ended
	March 28, 2010	March 29, 2009
	(Dollars in thousands)
Net revenues	$3,198	$97,328
Costs and other expenses	3,254	71,536
Gain on disposition	(9,737)	(275,787)

Income from discontinued operations before income taxes	9,681	301,579
Provision for income taxes	7,656	100,568

Income from discontinued operations	2,025	201,011
Less: Income from discontinued operations attributable to noncontrolling interest	—	9,860

Income from discontinued operations attributable to common shareholders	$2,025	$191,151

Net assets and liabilities sold in 2010 in relation to the discontinued operations were comprised of the following:

(Dollars in thousands)
Net assets	$18,403
Net liabilities	3,147

$15,256

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including our ability to resolve, to the satisfaction of the U.S. Food and Drug Administration (FDA), the issues identified in the corporate warning letter issued to Arrow International; changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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
On March 2, 2010, we completed the sale of our SSI Surgical Services Inc. business (“SSI”), a reporting unit within our Medical Segment, to a privately-owned multi-service line healthcare company for approximately $25 million. We realized a gain of $2.1 million, net of tax, on this transaction.
During the third quarter of 2009, we completed the sale of our Power Systems operations to Fuel Systems Solutions, Inc. for $14.5 million and realized a loss of $3.3 million, net of tax. During the second quarter of 2009, we recognized a non-cash goodwill impairment charge of $25.1 million to adjust the carrying value of the Power Systems operations to their estimated fair value.

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
The Medical, Aerospace and Commercial segments comprised 79%, 8% and 13% of our revenues, respectively, for the three months ended March 28, 2010 and comprised 76%, 10% and 14% of our revenues, respectively, for the same period in 2009.
Health Care Reform
On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing we receive from the sale of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. As this new law is implemented over the next 2-3 years, we will be in a better position to ascertain its impact on our business. We currently estimate the impact of the medical device excise tax will be approximately $16 million annually, beginning in 2013. We also evaluated the change in the tax regulations related to the Medicare Part D subsidy as currently outlined in the new legislation and determined that it did not have a significant impact on our financial position or results of operations.
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
The following comparisons exclude the operations of SSI, Power Systems and the ATI businesses which have been presented in our consolidated financial results as discontinued operations (see Note 14 to our condensed consolidated financial statements included in this report for discussion of discontinued operations).
Revenues

	Three Months Ended
	March 28, 2010	March 29, 2009
	(Dollars in millions)
Net revenues	$436.5	$440.1
Net revenues for the first quarter of 2010 decreased approximately 1% to $436.5 million from $440.1 million in the first quarter of 2009. Core revenues for the quarter declined 3%, offset by foreign currency translation which favorably impacted sales 3%. The disposition of a product line in the Commercial Segment during the first quarter of 2009 accounted for a 1% decline in revenues. Core revenues were down in the Aerospace Segment (20%), due to softness in commercial aviation markets and in the Commercial Segment (6%), as weak global economic conditions continue to negatively impact the markets served by our rigging services products but the Marine market is showing signs of recovery. Core revenues in the Medical Segment were unchanged from the first quarter of 2009 as the negative impact from a voluntary recall of a product in our critical care product group and lower sales of surgical products and orthopedic devices sold to medical original equipment manufacturers, or OEMs, was offset by higher sales of other critical care products.
Gross profit

	Three Months Ended
	March 28, 2010	March 29, 2009
	(Dollars in millions)
Gross profit	$197.6	$188.5
Percentage of sales	45.3%	42.8%

Gross profit as a percentage of revenues for the first quarter of 2010 increased to 45.3% from 42.8% in 2009. Gross profit as a percentage of revenues increased in the Medical and Commercial segments, due mainly to lower raw material and manufacturing costs. Gross profit as a percentage of revenues decreased in the Aerospace Segment due to lower sales volume of cargo containers and a shift in sales mix away from higher margin wide body cargo system spare components and repairs and towards lower margin single deck wide body cargo loading systems.
Selling, engineering and administrative

	Three Months Ended
	March 28, 2010	March 29, 2009
	(Dollars in millions)
Selling, engineering and administrative	$117.4	$117.1
Percentage of sales	26.9%	26.6%
Selling, engineering and administrative expenses (operating expenses) as a percentage of revenues for the first quarter of 2010 increased to 26.9% from 26.6% in 2009. Foreign currency movements increased selling, engineering and administrative expenses approximately $3 million during the period, but was offset by a net $3 million reduction principally related to cost reduction initiatives throughout the Company, including lower spending on remediation of FDA regulatory issues.
Research and development

	Three Months Ended
	March 28, 2010	March 29, 2009
	(Dollars in millions)
Research and development	$9.6	$7.6
Percentage of sales	2.2%	1.7%
Higher levels of research and development expenses reflect increased investments related to antimicrobial technologies and the establishment of an innovation center in Malaysia.
Interest expense

	Three Months Ended
	March 28, 2010	March 29, 2009
	(Dollars in millions)
Interest expense	$19.0	$25.4
Average interest rate on debt	5.7%	5.7%
Interest expense decreased in the first quarter of 2010 compared to the same period of 2009 due to a reduction of approximately $280 million in average outstanding debt.
Taxes on income from continuing operations

	Three Months Ended
	March 28, 2010	March 29, 2009
Effective income tax rate	30.0%	26.6%
The effective income tax rate for the three months ended March 28, 2010 was 30.0% compared to 26.6% for the three months ended March 29, 2009. The increase in the effective tax rate is due to a larger inclusion of foreign income taxable in the United States previously excluded under tax regulations prior to 2010 and an increase in discrete tax charges in 2010 compared to 2009. These increases were partly offset by a larger benefit from lower foreign taxes.

Restructuring and other impairment charges

	Three Months Ended
	March 28, 2010	March 29, 2009
	(Dollars in millions)
2008 Commercial restructuring program	$—	$1.2
2007 Arrow integration program	0.5	1.3

Total	$0.5	$2.5

In December 2008, we began certain restructuring initiatives that affected the Commercial Segment. These initiatives involved the consolidation of operations and a related reduction in workforce at three of our facilities in Europe and North America. We determined to undertake these initiatives to improve operating performance and to better leverage our existing resources in light of expected weakness in the marine and industrial markets. By December 31, 2009, we had completed the 2008 Commercial Segment restructuring program and all costs associated with the program were fully paid during 2009. Therefore, no charges were recorded under this program in 2010. We expect to realize annual pre-tax savings of between $3.5 — $4.5 million in 2010 as a result of actions taken in connection with this program.
In connection with the acquisition of Arrow in 2007, we formulated a plan related to the integration of Arrow and our other Medical businesses. The integration plan focused on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. Costs related to actions that affected employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affected employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the condensed consolidated statement of operations. These costs amounted to approximately $0.5 million during the three months ended March 28, 2010. As of March 28, 2010, we estimate that, for the remainder of 2010, the aggregate of future restructuring and impairment charges that we will incur in connection with the Arrow integration plan are approximately $1.6 — $2.5 million. Of this amount, $0.8 — $1.1 million relates to employee termination costs, $0.5 — $0.7 million relates to facility closure costs, $0.2 - $0.5 million relates to contract termination costs associated with the termination of leases and certain distribution agreements and $0.1 — $0.2 million relates to other restructuring costs. We expect to have realized aggregate annual pre-tax savings of between $70 — $75 million after these integration and restructuring actions are complete.
For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.
Segment Reviews

	Three Months Ended
			% Increase/
	March 28, 2010	March 29, 2009	(Decrease)
	(Dollars in millions)
Medical	$343.5	$334.8	3
Aerospace	36.9	43.7	(16)
Commercial	56.1	61.6	(9)

Segment net revenues	$436.5	$440.1	(1)

Medical	$73.5	$69.4	6
Aerospace	1.7	3.1	(43)
Commercial	3.1	2.0	50

Segment operating profit (1)	$78.3	$74.5	5

(1)	See Note 13 of our condensed consolidated financial statements for a reconciliation of segment operating profit to income from continuing operations before interest and taxes.

The percentage changes in net revenues during the three months ended March 28, 2010 compared to the same period in 2009 are due to the following factors:

	% Increase / (Decrease)
	2010 vs. 2009
	Medical	Aerospace	Commercial	Total
Core growth	—	(20)	(6)	(3)
Currency impact	3	4	1	3
Dispositions	—	—	(4)	(1)

Total change	3	(16)	(9)	(1)

The following is a discussion of our segment operating results.
Comparison of the three months ended March 28, 2010 and March 29, 2009
Medical
Medical Segment net revenues increased 3% in the first quarter of 2010 to $343.5 million, from $334.8 million in the same period last year. This increase was due entirely to foreign currency movements, as core revenue was unchanged from the first quarter of 2009. Core revenue during the first quarter of 2010 was negatively impacted 2% overall by a voluntary recall of our custom IV tubing product, which is in the critical care product group. Other core revenue increases in the North American, European and Asia/Latin American critical care product groups were offset by declines in OEM orthopedic instrumentation products and in North American surgical products.
Information regarding net revenues by product group is provided in the following tables.

	Three Months Ended		% Increase/ (Decrease)
				Currency
	March 28,	March 29,	Core	Impact/		Total
	2010	2009	Growth	Other		Change
	(Dollars in millions)
Critical Care	$225.9	$218.1	1	3		4
Surgical Care	63.1	63.3	(4)	4		—
Cardiac Care	18.3	15.4	11	8		19
OEM	35.3	34.2	2	1		3
Other	0.9	3.8	(54)	(24	) (a)	(78)

Total net revenues	$343.5	$334.8	—	3		3

(a)
“Other” in 2009 included the net revenues of a variable interest entity that was deconsolidated in the first quarter of 2010 as a result of the adoption of new accounting guidance. See Note 2 to our condensed consolidated financial statements for information on the new accounting guidance.

Medical Segment net revenues for the three months ended March 28, 2010 and March 29, 2009, respectively, by geographic location were as follows:

	2010	2009
North America	52%	54%
Europe, Middle East and Africa	37%	36%
Asia and Latin America	11%	10%
Excluding the impact of the custom IV tubing product recall initiated during the first quarter of 2010, all of our critical care product categories (vascular, anesthesia, respiratory and urology) contributed growth in the current quarter compared with the prior year, led principally by higher sales of vascular, respiratory care, and anesthesia products in North America and Asia/Latin America and urology products in North America and Europe. Respiratory care core revenue during the first quarter of 2010 compared favorably with the same period of 2009 because of a weak flu season and distributor inventory reductions that occurred in the first quarter of 2009.

Surgical core revenue declined approximately 4% in the first quarter of 2010 compared with 2009. The decline resulted from lower sales of general instrument and closure devices mainly in North America.
Core revenue of cardiac care products during the first quarter of 2010 compare favorably to the same period of 2009 because 2009 first quarter revenues were adversely affected by sales credits issued to customers and the related delay in shipments of replacement products in connection with a voluntary recall of certain intra aortic balloon pump catheters.
Core revenue to OEMs increased 2% in the first quarter of 2010 compared with 2009. This increase is largely attributable to higher sales of specialty products, partially offset by lower sales of orthopedic instrumentation products due to customer inventory rebalancing, a reduction in new product launches by OEM customers and overall weakness in the OEM orthopedic markets.
Operating profit in the Medical Segment increased 6%, from $69.4 million in the first quarter of 2009 to $73.5 million during the first quarter of 2010. Operating profit during the first quarter of 2010 was favorably impacted by a weaker U.S. dollar compared to the same period of a year ago, improved sales mix of approximately $2 million (loss of lower margin custom IV tubing sales were replaced with sales of higher margin vascular access products), lower manufacturing and raw material costs of approximately $3 million and lower spending on remediation of FDA regulatory issues of approximately $2 million, offset by approximately $5 million higher spending on sales, marketing and research and development activities.
Aerospace
Aerospace Segment revenues declined 16% in the first quarter of 2010 to $36.9 million, from $43.7 million in the same period in 2009. Core revenue declined 20%, while currency movements increased sales 4%. Higher sales of wide-body cargo handling systems to aircraft manufacturers and increases in actuation sales were more than offset by lower cargo systems sales for aftermarket conversions, lower sales of narrow-body cargo handling systems, lower demand for cargo containers and reduced sales of cargo system spare components and repairs.
Segment operating profit decreased 43% in the first quarter of 2010, from $3.1 million to $1.7 million. This decline was principally due to the sharply lower sales volumes across the product lines noted above, including an unfavorable mix of lower margin systems sales compared with spares and repairs. The decrease was partially offset by cost reduction initiatives that resulted in operating cost reductions of approximately $1 million in the first quarter of 2010 compared to the same period in 2009.
Commercial
Commercial Segment revenues declined approximately 9% in the first quarter of 2010 to $56.1 million, from $61.6 million in the same period last year. Core revenue reductions accounted for 6% of the decline, which was a result of a decrease in demand for rigging services (16%), offset by an increase in sales of marine products to OEM manufacturers for the recreational boat market and spare parts in the Marine aftermarket (10%). Higher sales of Marine products are indicative of improved conditions in that sector compared to the significantly depressed conditions that existed during the same period of a year ago. However, markets served by our rigging services products (oil and natural gas exploration, construction and material handling) continue to be weak.
During the first quarter of 2010, operating profit in the Commercial Segment increased 50%, from $2.0 million in the first quarter of 2009 to $3.1 million, in spite of a 9% decrease in revenue. The trend in operating income was favorably impacted by the elimination of approximately $3 million of operating costs compared to the corresponding prior year quarter.
Liquidity and Capital Resources
Operating activities from continuing operations provided net cash of approximately $32.2 million during the first three months of 2010. Year over year cash flow from operating activities increased $39.8 million from the first quarter of 2009. The increase is due to a tax refund of $49.4 million in 2010 coupled with improved operations from the synergies achieved through the restructuring and integration programs as well as improved management of inventories and receivables. The increase was partly offset by a decrease of $39.7 million that resulted from the adoption of an amendment to Financial Accounting Standards Board Accounting Standards Codification topic 860, “Transfers and Servicing” (“ASC topic 860”) in the first quarter of 2010. Specifically, upon adoption of the amendment, the accounts receivable that we previously treated as sold and removed from the balance sheet under our securitization program are now required to be accounted for as secured borrowings and reflected as short-term debt on our balance sheet. The effect of the amendment is reflected in our condensed consolidated statements of cash flows under financing activities in the increase (decrease) in notes payable and current borrowings and under operating activities in the accounts receivable use of cash.
Financing activities from continuing operations used net cash of $21.3 million during the first three months of 2010 due to the payments of $51.1 million of long-term borrowings and $13.5 million of dividends, partly offset by the $39.7 million effect of adopting the amendment to ASC topic 860. This amendment is reflected in the $39.7 million increase (decrease) in notes payable and current borrowings source of cash reflecting the securitization program as a secured borrowing. Other than the accounting amendment there has been no change to our securitization program.

Investing activities from continuing operations provided net cash of $17.5 million during the first three months of 2010 reflecting $24.8 million in proceeds from the sale of SSI, partly offset by capital expenditures of $7.2 million.
On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, our senior loan agreements limit the aggregate amount of share repurchases and other restricted payments we may make to $75 million per year in the event our consolidated leverage ratio exceeds 3.5 to 1. Accordingly, these provisions may limit our ability to repurchase shares under this Board authorization. Through March 28, 2010, no shares have been purchased under this Board authorization.
The following table provides our net debt to total capital ratio:

	March 28, 2010	December 31, 2009
	(Dollars in millions)
Net debt includes:
Current borrowings	$41.4	$4.0
Long-term borrowings	1,141.3	1,192.5

Total debt	1,182.7	1,196.5
Less: Cash and cash equivalents	210.7	188.3

Net debt	$972.0	$1,008.2

Total capital includes:
Net debt	$972.0	$1,008.2
Total common shareholders’ equity	1,582.8	1,580.2

Total capital	$2,554.8	$2,588.4

Percent of net debt to total capital	38%	39%
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
As of March 28, 2010, the aggregate amount of debt maturing for each year is as follows (dollars in millions):

2010	$41.4
2011	145.0
2012	769.7
2013	—
2014	136.5
2015 and thereafter	90.1
We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations. As of March 28, 2010, we had no outstanding borrowings and approximately $5 million in outstanding standby letters of credit issued under our $400 million revolving credit facility. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk for the quarter ended March 28, 2010. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
In connection with its acquisition of Arrow, completed on October 1, 2007, the Company developed an integration plan that included the commitment of significant resources to correct these previously-identified regulatory issues and further improve overall quality systems. Senior management officials from the Company have met with FDA representatives, and a comprehensive written corrective action plan was presented to FDA in late 2007. At the end of 2009, the FDA began its reinspections of the Arrow facilities covered by the corporate warning letter. These inspections have been completed, and the FDA has issued certain written observations to Arrow as a result of those inspections. Arrow has responded in writing to those observations and is communicating with the FDA regarding resolution of all outstanding issues.
While the Company continues to believe it has substantially remediated the issues raised in the corporate warning letter through the corrective actions taken to date, and that it has responded thoroughly and comprehensively to each of the observations resulting from the recent inspections, there can be no assurance that these matters have been resolved to the satisfaction of the FDA. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company.
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
Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended March 28, 2010. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Dated: April 27, 2010