Form 10-Q
period 2010-06-27
TELEFLEX INC
filed 2010-07-23
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant had 39,927,082 shares of common stock, $1.00 par value, outstanding as of July 14, 2010.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars and shares in thousands, except per share)

Net revenues	$461,675	$439,237	$882,874	$854,280
Cost of goods sold	252,874	241,185	479,724	471,897

Gross profit	208,801	198,052	403,150	382,383
Selling, general and administrative expenses	118,506	117,614	233,794	232,535
Research and development expenses	10,867	8,420	20,427	15,985
Net loss on sales of businesses and assets	—	—	—	2,597
Goodwill impairment	—	6,728	—	6,728
Restructuring and other impairment charges	75	6,166	538	8,629

Income from continuing operations before interest and taxes	79,353	59,124	148,391	115,909
Interest expense	19,585	21,999	38,619	47,396
Interest income	(176)	(1,459)	(394)	(1,668)

Income from continuing operations before taxes	59,944	38,584	110,166	70,181
Taxes on income from continuing operations	17,563	5,448	32,566	13,640

Income from continuing operations	42,381	33,136	77,600	56,541

Operating income (loss) from discontinued operations (including gain on disposal of $28,825 and $38,562 for the three and six month periods in 2010, respectively and $275,787 for the six month period in 2009)	30,476	(25,104)	41,301	278,386
Taxes on income from discontinued operations	12,331	1,260	20,417	102,548

Income (loss) from discontinued operations	18,145	(26,364)	20,884	175,838

Net income	60,526	6,772	98,484	232,379
Less: Net income attributable to noncontrolling interest	378	302	664	538
Income from discontinued operations attributable to noncontrolling interest	—	—	—	9,860

Net income attributable to common shareholders	$60,148	$6,470	$97,820	$221,981

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.05	$0.83	$1.93	$1.41
Income (loss) from discontinued operations	$0.45	$(0.66)	$0.52	$4.18

Net income	$1.51	$0.16	$2.45	$5.59

Diluted:
Income from continuing operations	$1.04	$0.82	$1.91	$1.40
Income (loss) from discontinued operations	$0.45	$(0.66)	$0.52	$4.16

Net income	$1.49	$0.16	$2.43	$5.56

Dividends per share	$0.34	$0.34	$0.68	$0.68

Weighted average common shares outstanding:
Basic	39,913	39,717	39,852	39,704
Diluted	40,356	39,921	40,277	39,899

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$42,003	$32,834	$76,936	$56,003
Income (loss) from discontinued operations, net of tax	18,145	(26,364)	20,884	165,978

Net income	$60,148	$6,470	$97,820	$221,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Current assets

Cash and cash equivalents	$287,129	$188,305
Accounts receivable, net	291,386	265,305
Inventories, net	337,363	360,843
Prepaid expenses and other current assets	21,277	21,872
Income taxes receivable	34,418	100,733
Deferred tax assets	55,774	58,010
Assets held for sale	8,037	8,866

Total current assets	1,035,384	1,003,934
Property, plant and equipment, net	290,761	317,499
Goodwill	1,409,197	1,459,441
Intangible assets, net	925,992	971,576
Investments in affiliates	14,007	12,089
Deferred tax assets	—	336
Other assets	68,403	74,130

Total assets	$3,743,744	$3,839,005

LIABILITIES AND EQUITY

Current liabilities
Current borrowings	$41,464	$4,008
Accounts payable	82,119	94,983
Accrued expenses	76,414	97,274
Payroll and benefit-related liabilities	66,732	70,537
Derivative liabilities	15,108	16,709
Accrued interest	21,330	22,901
Income taxes payable	11,216	30,695
Deferred tax liabilities	6,926	—

Total current liabilities	321,309	337,107
Long-term borrowings	1,128,200	1,192,491
Deferred tax liabilities	400,334	398,923
Pension and postretirement benefit liabilities	162,788	164,726
Other liabilities	149,371	160,684

Total liabilities	2,162,002	2,253,931
Commitments and contingencies
Total common shareholders’ equity	1,577,232	1,580,241
Noncontrolling interest	4,510	4,833

Total equity	1,581,742	1,585,074

Total liabilities and equity	$3,743,744	$3,839,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27, 2010	June 28, 2009
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$98,484	$232,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(20,884)	(175,838)
Depreciation expense	24,444	27,573
Amortization expense of intangible assets	22,261	21,525
Amortization expense of deferred financing costs	1,890	3,610
Impairment of long-lived assets	—	2,474
Impairment of goodwill	—	6,728
Stock-based compensation	4,901	4,000
Net loss on sales of businesses and assets	—	2,597
Deferred income taxes, net	23,120	27,141
Other	427	2,932
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(56,797)	568
Inventories	(4,392)	(11,228)
Prepaid expenses and other current assets	921	1,341
Accounts payable and accrued expenses	(20,169)	(31,260)
Income taxes receivable and payable, net	25,948	(142,297)

Net cash provided by (used in) operating activities from continuing operations	100,154	(27,755)

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(15,315)	(14,197)
Proceeds from sales of businesses and assets, net of cash sold	74,734	300,000
Payments for businesses and intangibles acquired, net of cash acquired	(81)	(541)

Net cash provided by investing activities from continuing operations	59,338	285,262

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	10,000
Reduction in long-term borrowings	(64,170)	(249,178)
Increase (decrease) in notes payable and current borrowings	39,700	(651)
Proceeds from stock compensation plans	8,032	367
Payments to noncontrolling interest shareholders	(637)	(295)
Dividends	(27,120)	(27,014)

Net cash used in financing activities from continuing operations	(44,195)	(266,771)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(680)	26,126
Net cash used in investing activities	(189)	(1,984)
Net cash used in financing activities	—	(11,075)

Net cash (used in) provided by discontinued operations	(869)	13,067

Effect of exchange rate changes on cash and cash equivalents	(15,604)	3,192

Net increase in cash and cash equivalents	98,824	6,995
Cash and cash equivalents at the beginning of the period	188,305	107,275

Cash and cash equivalents at the end of the period	$287,129	$114,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity	Income
	(Dollars and shares in thousands, except per share)

Balance at December 31, 2008	41,995	$41,995	$268,263	$1,182,906	$(108,202)	2,311	$(138,507)	$39,428	$1,285,883
Net income				221,981				10,398	232,379	$232,379
Cash dividends ($0.68 per share)				(27,014)					(27,014)
Financial instruments marked to market, net of tax of $5,690					13,787				13,787	13,787
Cumulative translation adjustment					727			(5)	722	722
Pension liability adjustment, net of tax of $826					1,524				1,524	1,524
Distributions to noncontrolling interest shareholders								(295)	(295)
Disposition of noncontrolling interest								(45,019)	(45,019)

Comprehensive income										$248,412

Shares issued under compensation plans	10	10	3,277			(15)	961		4,248
Deferred compensation						(9)	343		343

Balance at June 28, 2009	42,005	$42,005	$271,540	$1,377,873	$(92,164)	2,287	$(137,203)	$4,507	$1,466,558

Balance at December 31, 2009	42,033	$42,033	$277,050	$1,431,878	$(34,120)	2,278	$(136,600)	$4,833	$1,585,074
Net income				97,820				664	98,484	$98,484
Cash dividends ($0.68 per share)				(27,120)					(27,120)
Financial instruments marked to market, net of tax of $243					469				469	469
Cumulative translation adjustment					(89,986)			15	(89,971)	(89,971)
Pension liability adjustment, net of tax of $910					2,449				2,449	2,449
Distributions to noncontrolling interest shareholders								(637)	(637)
Deconsolidation of VIE				253				(365)	(112)

Comprehensive income										$11,431

Shares issued under compensation plans	158	158	12,269			(8)	439		12,866
Deferred compensation						(6)	240		240

Balance at June 27, 2010	42,191	$42,191	$289,319	$1,502,831	$(121,188)	2,264	$(135,921)	$4,510	$1,581,742

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of presentation
We prepared the accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated on the same basis as our annual consolidated financial statements, with the exception of changes resulting from the adoption of new accounting guidance during the first six months of 2010 as described in Note 2 below. Captions for certain financial statement line items have changed to correspond with the XBRL taxonomy; however, composition of these line items has not changed.
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
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, our quarterly condensed financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Note 2 — New accounting standards
The Company adopted the following amendments to accounting standards as of January 1, 2010, the first day of its 2010 fiscal year:
Accounting for Transfers of Financial Assets — an amendment to Transfers and Servicing: In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the information that is reported in financial statements about the transfer of financial assets and the effects of transfers of financial assets on financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, with transferred financial assets. In addition, the guidance limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset. Upon the adoption of this guidance on January 1, 2010, the trade receivables under the Company’s accounts receivable securitization program (the “Securitization Program”) that were previously treated as sold and removed from the balance sheet are now included in accounts receivable, net, and the amounts outstanding under the Securitization Program are accounted for as a secured borrowing and reflected as short-term debt on the Company’s balance sheet. As of June 27, 2010 the trade receivables and secured borrowing is $39.7 million. In addition, while there has been no change in the arrangement under the Securitization Program, the adoption of this amendment impacts the cash flow statement as a reduction in cash flow from operations by approximately $39.7 million with a corresponding increase in cash flow from financing activities.
Amendment to Consolidation: In June 2009, the FASB issued guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. As a result of the adoption of this guidance, the Company deconsolidated a variable interest entity, which had revenue of approximately $10 million during 2009, because the Company did not have a controlling financial interest. Refer to the Company’s condensed consolidated statements of changes in equity for the impact of the deconsolidation.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amendment to Fair Value Measurements and Disclosures: In January 2010, the FASB issued an update that amends disclosures about recurring or nonrecurring fair value measurements. The amendment requires new disclosures about transfers in and out of Level 1 and Level 2 and to provide a reconciliation of the activity in Level 3 fair value measurements presenting purchases, sales, issuances and settlements on a gross basis. In addition the amendment clarifies existing disclosures with respect to the level of disaggregation that an entity should provide for fair value measurement and it clarifies the disclosures surrounding the valuation techniques and the inputs used to measure fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurement activity which is effective for fiscal years beginning after December 15, 2010. The amendment did not have an impact on our current disclosures of fair value. We will provide the additional disclosures related to Level 3 pension plan assets, if any, upon the effective date for Level 3.
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
Amendment to Revenue Recognition: In October 2009, the FASB revised the criteria for multiple-deliverable revenue arrangements by establishing new guidance on how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Additionally, the guidance requires vendors to expand their disclosures regarding multiple-deliverable revenue arrangements and will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the guidance to determine the impact on the Company’s results of operations, cash flows, and financial position.
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
The following table provides information relating to changes in the accrued liability associated with the Arrow integration plan during the six months ended June 27, 2010:

	Balance at			Balance at
	December 31,			June 27,
	2009	Payments	Translation	2010
	(Dollars in thousands)
Termination benefits	$0.4	$—	$(0.3)	$0.1
Facility closure costs	0.5	(0.1)	(0.1)	0.3
Contract termination costs	2.7	—	—	2.7

	$3.6	$(0.1)	$(0.4)	$3.1

Contract termination costs represent the termination of a European distributor agreement that is currently in litigation but is expected to be paid in 2011.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Restructuring and other impairment charges
The amounts included in restructuring and other impairment charges in the condensed consolidated statements of income for the three and six months ended June 27, 2010 and June 28, 2009 consisted of the following:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in thousands)
2008 Commercial Segment Program	$—	$917	$—	$2,055
2007 Arrow Integration Program	75	2,775	538	4,100
Impairment charges — intangibles and fixed assets	—	2,474	—	2,474

Restructuring and other impairment charges	$75	$6,166	$538	$8,629

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
By December 31, 2009, the Company had completed the 2008 Commercial Segment restructuring program, and all costs associated with the program were fully paid during 2009. No charges have been recorded under this program in 2010.
The charges associated with the 2008 Commercial Segment restructuring program that were included in restructuring and other impairment charges in the condensed consolidated statements of income during the three and six months ended June 28, 2009 were as follows:

	Commercial
	Three Months Ended	Six Months Ended
	June 28, 2009	June 28, 2009
	(Dollars in thousands)
Termination benefits	$789	$1,927
Facility closure costs	128	128

	$917	$2,055

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the 2008 Commercial Segment restructuring program.
2007 Arrow Integration Program
The charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges for the three and six months ended June 27, 2010 and June 28, 2009, were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in thousands)
Termination benefits	$90	$1,467	$320	$2,564
Facility closure costs	161	165	586	216
Contract termination costs	282	829	87	891
Other restructuring costs	—	314	3	429
Gain on sale of assets	(458)	—	(458)	—

	$75	$2,775	$538	$4,100

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At June 27, 2010, the accrued liability associated with the 2007 Arrow integration program consisted of the following:

	Balance at				Balance at
	December 31,	Subsequent			June 27,
	2009	Accruals	Payments	Translation	2010
	(Dollars in thousands)
Termination benefits	$2,183	$320	$(1,636)	$32	$899
Facility closure costs	302	586	(870)	(18)	—
Contract termination costs	687	87	(2)	(25)	747
Other restructuring costs	23	3	(3)	(3)	20

	$3,195	$996	$(2,511)	$(14)	$1,666

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2007 Arrow integration program. Facility closure costs relate primarily to costs to prepare a facility for closure. Contract termination costs relate primarily to the termination of a European distributor agreement and leases in conjunction with the consolidation of facilities. The gain on sale of assets included in restructuring and other impairment charges reflects the sale of one of the properties with a zero net book value associated with the 2007 Arrow integration program in its Medical Segment.
As of June 27, 2010, the Company expects to incur the following restructuring expenses associated with the 2007 Arrow integration program in its Medical Segment for the last six months of 2010:

(Dollars in millions)
Termination benefits	$0.5 – 1.0
Facility closure costs	0.3 – 0.5
Contract termination costs	0.1 – 0.2

$0.9 – 1.7

Impairment Charges
During the second quarter of 2009, the Company recorded a $2.3 million impairment charge with respect to an intangible asset in the Marine reporting unit. See Note 5, “Impairment of goodwill and intangible assets.”
Note 5 — Impairment of goodwill and intangible assets
The Company performed an interim review of goodwill and intangible assets in the Marine and Cargo Container reporting units during the second quarter of 2009 and determined that $6.7 million of goodwill in the Cargo Container operations and $2.3 million of indefinite lived tradenames in the Marine reporting unit were impaired. The Company performed this interim review as a result of the difficult market conditions in which these reporting units were operating and the significant deterioration in the operating performance of these reporting units, which accelerated in the second quarter of 2009.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Inventories
Inventories consisted of the following:

	June 27,	December 31,
	2010	2009
	(Dollars in thousands)
Raw materials	$136,631	$150,508
Work-in-process	57,788	53,847
Finished goods	176,362	191,747

	370,781	396,102
Less: Inventory reserve	(33,418)	(35,259)

Inventories	$337,363	$360,843

Note 7—Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 27, 2010 are as follows:

	Medical	Commercial	Total
	(Dollars in thousands)

Balance as of December 31, 2009	$1,444,354	$15,087	$1,459,441
Goodwill related to dispositions	(9,224)	(7,597)	(16,821)
Translation adjustment	(33,423)	—	(33,423)

Balance as of June 27, 2010	$1,401,707	$7,490	$1,409,197

As of June 27, 2010, there have been no goodwill impairment losses recorded against these carrying values for goodwill.
Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	June 27, 2010	December 31, 2009	June 27, 2010	December 31, 2009
	(Dollars in thousands)
Customer lists	$546,227	$559,207	$84,616	$74,047
Intellectual property	204,755	208,247	67,509	59,824
Distribution rights	21,010	22,094	17,077	17,066
Trade names	326,304	336,673	3,102	3,708

	$1,098,296	$1,126,221	$172,304	$154,645

Amortization expense related to intangible assets was approximately $11.3 million and $10.7 million for the three months ended and $22.3 million and $21.5 million for the six months ended June 27, 2010 and June 28, 2009, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2010	$44,100
2011	43,900
2012	43,600
2013	42,700
2014	39,800

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
The location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet are as follows:

	June 27, 2010	December 31, 2009
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets — current	$2,462	$1,356

Total asset derivatives	$2,462	$1,356

Liability derivatives:
Interest rate contracts:
Derivative liabilities — current	$14,318	$15,849
Other liabilities — noncurrent	14,069	12,258
Foreign exchange contracts:
Derivative liabilities — current	790	860

Total liability derivatives	$29,177	$28,967

The location and amount of the gains and losses for derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”) and the condensed consolidated statement of income for the three and six months ended June 27, 2010 and June 28, 2009 are as follows:

	After Tax Gain/(Loss)
	Recognized in OCI
	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest rate	$161	$6,164	$(151)	$9,262
Foreign exchange	(527)	2,842	620	4,525

Total	$(366)	$9,006	$469	$13,787

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Tax (Gain)/Loss Reclassified
	from AOCI into Income
	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest rate contracts:
Interest expense	$4,584	$4,754	$9,164	$9,111
Foreign exchange contracts:
Net revenues	33	(25)	22	774
Cost of goods sold	(1,120)	506	(1,855)	2,122
Selling, general and administrative expenses	46	—	46	—
Income from discontinued operations	—	(134)	—	203

Total	$3,543	$5,101	$7,377	$12,210

For the three and six months ended June 27, 2010 and June 28, 2009, there was no ineffectiveness related to the Company’s derivatives.
The following table provides financial instruments activity included as part of accumulated other comprehensive income, net of tax:

	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$(17,343)	$(33,331)
Dispositions	—	467
Additions and revaluations	(3,897)	4,228
Clearance of hedge results to income	4,343	8,036
Tax rate adjustment	23	1,056

Balance at end of period	$(16,874)	$(19,544)

Note 9 — Fair value measurement
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of June 27, 2010 and June 28, 2009:

	Total carrying	Quoted prices in	Significant other	Significant
	value at June 27,	active markets	observable inputs	unobservable inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$60,000	$60,000	$—	$—
Deferred compensation assets	$3,079	$3,079	$—	$—
Derivative assets	$2,462	$—	$2,462	$—
Derivative liabilities	$29,177	$—	$29,177	$—

	Total carrying	Quoted prices in	Significant other	Significant
	value at June 28,	active markets	observable inputs	unobservable inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Deferred compensation assets	$2,595	$2,595	$—	$—
Derivative assets	$1,764	$—	$1,764	$—
Derivative liabilities	$33,972	$—	$33,972	$—
The carrying amount reported in the condensed consolidated balance sheet as of June 27, 2010 for long-term debt is $1,128.2 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,131.2 million at June 27, 2010. The Company’s implied credit rating is a factor in determining the market interest yield curve.

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
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trusts which are used to pay benefits under certain deferred compensation plan benefits. Under these deferred compensation plans, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investment assets of the trust are valued using quoted market prices multiplied by the number of shares held in the trust.
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
Note 10 —Changes in shareholders’ equity
In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, the Company’s senior loan agreements limit the aggregate amount of share repurchases and other restricted payments the Company may make to $75 million per year in the event the Company’s consolidated leverage ratio exceeds 3.5 to 1. Accordingly, these provisions may limit the Company’s ability to repurchase shares under this Board authorization. Through June 27, 2010, no shares have been purchased under this Board authorization.
The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Shares in thousands)
Basic	39,913	39,717	39,852	39,704
Dilutive shares assumed issued	443	204	425	195

Diluted	40,356	39,921	40,277	39,899

Weighted average stock options that were anti-dilutive and therefore not included in the calculation of earnings per share were approximately 1,004 thousand and 871 thousand for the three and six month periods ended June 27, 2010 and approximately 2,015 thousand and 1,749 thousand for the three and six month periods ended June 28, 2009, respectively.
Note 11 — Stock compensation plans
The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock awards to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant date. Restricted stock awards generally vest in one to three years. During the first six months of 2010, the Company granted restricted stock awards representing 161,301 shares of common stock under the 2000 plan. The unrecognized compensation expense for these awards as of the grant date was $9.2 million, which will be recognized over the vesting period of the awards.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. Generally, options granted under the 2008 plan are exercisable three years after the date of the grant and expire no more than ten years after the grant date. During the first six months of 2010, the Company granted incentive and non-qualified options to purchase 590,042 shares of common stock under the 2008 plan. The unrecognized compensation expense for these awards as of the grant date was $7.3 million, which will be recognized over the vesting period of the awards.
Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.
In 2009, a number of qualifying individuals accepted the Company’s offer of an early retirement program. As a result, the Company recognized special termination benefits of $402 thousand in pension expense and $395 thousand in postretirement expense in the second quarter of 2009.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.
Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in Thousands)
Service cost	$715	$709	$235	$284	$1,435	$1,417	$470	$567
Interest cost	4,648	4,527	769	900	9,326	9,029	1,539	1,800
Expected return on plan assets	(4,356)	(3,694)	—	—	(8,722)	(7,377)	—	—
Net amortization and deferral	1,073	1,243	215	220	2,158	2,478	429	441
Settlement gain	—	—	—	—	(35)	—	—	—
Special termination costs	—	402	—	395	—	402	—	395

Net benefit cost	$2,080	$3,187	$1,219	$1,799	$4,162	$5,949	$2,438	$3,203

Note 13 — Commitments and contingent liabilities
Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. The following table provides information regarding changes in the Company’s product warranty liability accruals for the six months ended June 27, 2010 (dollars in thousands):

Balance — December 31, 2009	$12,085
Accruals for warranties issued in 2010	1,755
Settlements (cash and in kind)	(2,862)
Accruals related to pre-existing warranties	106
Effect of translation	(602)

Balance — June 27, 2010	$10,482

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $8.6 million at June 27, 2010. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At June 27, 2010, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 27, 2010, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $8.3 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of June 27, 2010. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Regulatory matters: On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA). The letter expressed concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation, inspection and training procedures. It also advised that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues had been deficient.
The Company developed a comprehensive plan to correct these previously-identified regulatory issues and further improve overall quality systems and has substantially implemented the measures outlined in the plan. From the end of 2009 to the beginning of 2010, the FDA reinspected the Arrow facilities covered by the corporate warning letter and Arrow has responded to the observations issued by the FDA as a result of those inspections. In the third quarter of 2010, Arrow began submitting requests for certificates to foreign governments, or CFGs, to the FDA for review, and recently received approval on one of its requests. The Company believes that the FDA’s approval of the CFG is a clear indication that Arrow has substantially corrected the quality system issues identified in the corporate warning letter. The Company has now submitted all of its currently eligible CFG requests to the FDA for review and currently anticipates receiving the FDA’s approval with respect to most of these requests in the third quarter of 2010.
While the Company continues to believe it has substantially remediated the issues raised in the corporate warning letter through the corrective actions taken to date, the corporate warning letter remains in place pending final resolution of all outstanding issues, which the Company is actively working with the FDA to resolve. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax audits and examinations: In an April 12, 2010 notice to our subsidiary Arrow International CR, the taxing authority in the Czech Republic has questioned the transfer pricing Arrow International CR utilized for certain products sold during 2006. The notice requests additional information and states that if the tax authority is not satisfied with our response, it intends to challenge certain tax incentives received by Arrow International CR for the 2001-2006 years in their entirety. We have consulted with external advisors and believe the transfer pricing policy of Arrow International CR met the essential requirements of the tax incentive program. If the taxing authority were to ultimately prevail in disallowing the entire tax incentive benefit, the cost, including penalties and interest, would not have a material adverse effect on the Company. The tax incentive program expired in 2006 in accordance with its intended term, therefore any loss of the tax incentives benefit would not have an impact on current or future operations.
In addition, the Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of June 27, 2010, the most significant tax examinations in process are in the United States, Czech Republic, Germany, Italy and France. The timing of completion and ultimate outcome of such examinations is uncertain. As a result of the uncertain outcome of these ongoing examinations, future examinations, or the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at June 27, 2010. Due to the potential for resolution of certain foreign and U.S. examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next twelve months by a range of zero to $23 million.
Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. On average, such commitments are not at prices in excess of current market.
Note 14 — Business segment information
Information about continuing operations by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in thousands)
Segment data:
Medical	$358,427	$358,278	$701,964	$693,063
Aerospace	47,995	36,961	84,868	80,690
Commercial	55,253	43,998	96,042	80,527

Segment net revenues	$461,675	$439,237	$882,874	$854,280

Medical	$73,467	$77,792	$146,965	$147,204
Aerospace	7,561	1,020	9,305	4,057
Commercial	7,487	3,286	9,461	3,636

Segment operating profit	88,515	82,098	165,731	154,897
Less: Corporate expenses	9,465	10,382	17,466	21,572
Net loss on sales of businesses and assets	—	—	—	2,597
Goodwill impairment	—	6,728	—	6,728
Restructuring and other impairment charges	75	6,166	538	8,629
Noncontrolling interest	(378)	(302)	(664)	(538)

Income from continuing operations before interest and taxes	$79,353	$59,124	$148,391	$115,909

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 — Divestiture-related activities
When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Net loss on sales of businesses and assets.
The following table provides the amount of Net loss on sales of businesses and assets for the three and six months ended June 27, 2010 and June 28, 2009:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in thousands)
Net loss on sales of businesses and assets	$—	$—	$—	$2,597
During the first quarter of 2009, the Company realized a loss of $2.6 million on the sale of a product line in its Marine business.
Discontinued Operations
The prior period financial statements have been revised to present Power Systems, SSI and Heavy Lift businesses as discontinued operations.
On May 27, 2010, the Company entered into a definitive agreement to sell its rigging products and services business (“Heavy Lift”), a reporting unit within its Commercial Segment, to Houston Wire & Cable Company for $50 million. The Company completed the sale on June 25, 2010 and realized a gain of $17.1 million, net of tax, from the sale of the business.
On March 2, 2010, the Company completed the sale of its SSI Surgical Services Inc. business (“SSI”), a reporting unit within its Medical Segment, to a privately-owned multi-service line healthcare company for approximately $25 million and realized a gain of $2.0 million, net of tax.
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
The following table presents the operating results for the three and six months ended June 27, 2010 and June 28, 2009 of the operations that have been treated as discontinued operations:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in thousands)
Net revenues	$18,825	$43,822	$37,284	$166,175
Costs and other expenses	17,174	43,781	34,545	138,431
Goodwill impairment(1)	—	25,145	—	25,145
Gain on disposition	(28,825)	—	(38,562)	(275,787)

Income (loss) from discontinued operations before income taxes	30,476	(25,104)	41,301	278,386
Provision for income taxes	12,331	1,260	20,417	102,548

Income (loss) from discontinued operations	18,145	(26,364)	20,884	175,838
Less: Income from discontinued operations attributable to noncontrolling interest	—	—	—	9,860

Income (loss) from discontinued operations attributable to common shareholders	$18,145	$(26,364)	$20,884	$165,978

(1)
During the second quarter of 2009, the Company recognized a non-cash, non-tax deductible goodwill impairment charge of $25.1 million to adjust the carrying value of Power Systems operations to its estimated fair value.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
Net assets and liabilities of the discontinued operations sold in 2010 were comprised of the following:

(Dollars in thousands)

Net assets	$54,619

Net liabilities	(11,577)

$43,042

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
In addition to our medical business, we also have businesses that serve niche segments of the aerospace and commercial markets with specialty engineered products. Our aerospace products include cargo-handling systems, containers, and pallets for commercial air cargo, and military aircraft actuators. Our commercial products include driver controls, engine assemblies and drive parts for the marine industry.
Over the past several years, we have engaged in an extensive acquisition and divestiture program to improve margins, reduce cyclicality and focus our resources on the development of our healthcare business. We have significantly changed the composition of our portfolio of businesses, expanding our presence in the medical device industry, while divesting many of our businesses serving the aerospace and commercial markets. The most significant of these transactions occurred in 2007 with our acquisition of Arrow International, a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, and the divestiture of our automotive and industrial businesses. Our acquisition of Arrow significantly expanded our single-use medical product offerings for critical care, enhanced our global footprint and added to our research and development capabilities.
We continually evaluate the composition of the portfolio of our products and businesses to ensure alignment with our overall objectives. We strive to maintain a portfolio of products and businesses that provide consistency of performance, improved profitability and sustainable growth.
On May 27, 2010, we entered into a definitive agreement to sell our rigging products and services business (“Heavy Lift”), a reporting unit within our Commercial Segment, to Houston Wire & Cable Company for $50 million. We completed the sale on June 25, 2010 and realized a gain of $17.1 million, net of tax, from the sale of the business.
On March 2, 2010, we completed the sale of our SSI Surgical Services Inc. business (“SSI”), a reporting unit within our Medical Segment, to a privately-owned multi-service line healthcare company for approximately $25 million. We realized a gain of $2.0 million, net of tax, on this transaction.

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
The Medical, Aerospace and Commercial segments comprised 80%, 9% and 11% of our revenues, respectively, for the six months ended June 27, 2010 and comprised 81%, 10% and 9% of our revenues, respectively, for the same period in 2009.
Health Care Reform
On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. As this new law is implemented over the next 2-3 years, we will be in a better position to ascertain its impact on our business. We currently estimate the impact of the medical device excise tax will be approximately $16 million annually, beginning in 2013. Also in the first quarter of 2010, we evaluated the change in the tax regulations related to the Medicare Part D subsidy as currently outlined in the new legislation and determined that it did not have a significant impact on our financial position or results of operations.
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
The following comparisons exclude the operations of Heavy Lift, SSI, Power Systems and the ATI businesses, which have been presented in our consolidated financial results as discontinued operations. See Note 15 to our condensed consolidated financial statements included in this report for discussion of discontinued operations.
Revenues

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in millions)
Net revenues	$461.7	$439.2	$882.9	$854.3
Net revenues for the second quarter of 2010 increased approximately 5% to $461.7 million from $439.2 million in the second quarter of 2009. Core revenues for the quarter increased 7%, offset by foreign currency translation which negatively impacted sales 1%. The deconsolidation of a variable interest entity in our Medical Segment in the first quarter of 2010 due to the adoption of new accounting guidance caused an additional 1% decline in revenue. Core revenues were higher in the Aerospace Segment (32%), due to improving conditions in commercial aviation markets, and in the Commercial Segment (25%), as recreational boating markets recover from the depressed levels of 2009. Core revenues in the Medical Segment were 2% higher than the second quarter of 2009 as the negative impact from a voluntary recall of a product in our critical care product group and lower sales of surgical products and orthopedic devices sold to medical original equipment manufacturers, or OEMs, was offset by higher sales of other critical care products.
Net revenues for the first six months of 2010 increased approximately 3% to $882.9 million from $854.3 million in 2009. Revenues from core business increased 3%, foreign currency translation increased sales 1%, while the disposition of a product line in the Commercial Segment during the first quarter of 2009 and the deconsolidation of an entity in the Medical Segment in the first quarter of 2010 resulted in an aggregate 1% decline in revenues. Each of our three segments report higher core revenues: Medical (1%), Aerospace (4%) and Commercial (21%).

Gross profit

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in millions)
Gross profit	$208.8	$198.1	$403.2	$382.4
Percentage of sales	45.2%	45.1%	45.7%	44.8%
For the second quarter and for the six month periods ended June 27, 2010, gross profit as a percentage of revenues increased in each of our three segments compared to the corresponding periods of 2009 as a result of core revenue growth, and, in the Medical Segment, the stronger Canadian dollar compared to the same periods in 2009.
Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in millions)
Selling, general and administrative	$118.5	$117.6	$233.8	$232.5
Percentage of sales	25.7%	26.8%	26.5%	27.2%
Selling, general and administrative expenses as a percentage of revenues for the second quarter of 2010 decreased to 25.7% from 26.8% in 2009. The $1 million increase in costs was due to approximately $3 million of higher spending, principally related to Medical Segment sales and marketing activities, offset by a $2 million reduction caused by foreign currency exchange fluctuations.
Selling, general and administrative expenses as a percentage of revenues for the first six months of 2010 decreased to 26.5% from 27.2% for the same period in 2009. The net increase in these costs was principally related to $6 million in higher costs in the Medical Segment largely due to sales and marketing activities, partially offset by reductions in the Aerospace and Commercial segments and Corporate costs of approximately $5 million.
Research and development

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in millions)
Research and development	$10.9	$8.4	$20.4	$16.0
Percentage of sales	2.4%	1.9%	2.3%	1.9%
Higher levels of research and development expenses reflect increased investments related to antimicrobial technologies and the establishment of an innovation center in Malaysia.
Interest expense

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in millions)
Interest expense	$19.6	$22.0	$38.6	$47.4
Average interest rate on debt	5.7%	5.9%	5.7%	5.8%

Interest expense decreased in the second quarter of 2010 compared to the same period of 2009 due to a reduction of approximately $126 million in average outstanding debt. For the first six months of 2010, average outstanding debt was approximately $215 million lower compared to the corresponding period of 2009.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009

Effective income tax rate	29.3%	14.1%	29.6%	19.4%
The effective income tax rate for the three months ended June 27, 2010 was 29.3% compared to 14.1% for the three months ended June 28, 2009 and was 29.6% for the six months ended 2010 compared to 19.4% for the same period in 2009. The increase in the effective tax rate is due to the expiration of U.S. tax regulations that enabled us to exclude certain foreign income from our U.S. taxable income prior to 2010 and an increase in discrete tax charges in 2010 compared to 2009.
Goodwill impairment

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in millions)
Goodwill impairment	$—	$6.7	$—	$6.7
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
Restructuring and other impairment charges

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(Dollars in millions)
2008 Commercial Segment Restructuring Program	$—	$0.9	$—	$2.0
2007 Arrow Integration Program	0.1	2.8	0.5	4.1
Impairment charges — intangibles and fixed assets	—	2.5	—	2.5

Restructuring and other impairment charges	$0.1	$6.2	$0.5	$8.6

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
In connection with the acquisition of Arrow in 2007, we formulated a plan related to the integration of Arrow and our other Medical businesses. The integration plan focused on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. Costs related to actions that affected employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affected employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the condensed consolidated statement of operations. These costs amounted to approximately $0.1 million and $0.5 million during the three and six months ended June 27, 2010, respectively. As of June 27, 2010, we estimate that, for the remainder of 2010, the aggregate of future restructuring and impairment charges that we will incur in connection with the Arrow integration plan are approximately $0.9 — $1.7 million. Of this amount, $0.5 — $1.0 million relates to employee termination costs, $0.3 — $0.5 million relates to facility closure costs and $0.1 — $0.2 million relates to contract termination costs associated with the termination of a European distributor agreement. We expect to have realized aggregate annual pre-tax savings of between $70 — $75 million after these integration and restructuring actions are complete.

For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.
Segment Reviews

	Three Months Ended			Six Months Ended
			%			%
	June 27,	June 28,	Increase/	June 27,	June 28,	Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(Dollars in millions)			(Dollars in millions)

Medical	$358.4	$358.3	—	$702.0	$693.1	1
Aerospace	48.0	37.0	30	84.9	80.7	5
Commercial	55.3	43.9	26	96.0	80.5	19

Segment net revenues	$461.7	$439.2	5	$882.9	$854.3	3

Medical	$73.5	$77.8	(6)	$147.0	$147.2	—
Aerospace	7.5	1.0	641	9.3	4.1	129
Commercial	7.5	3.3	128	9.4	3.6	160

Segment operating profit (1)	$88.5	$82.1	8	$165.7	$154.9	7

(1)	See Note 14 of our condensed consolidated financial statements for a reconciliation of segment operating profit to income from continuing operations before interest and taxes.
The percentage changes in net revenues during the three and six months ended June 27, 2010 compared to the same period in 2009 are due to the following factors:

	% Increase/ (Decrease)
	2010 vs. 2009
	Medical		Aerospace		Commercial		Total
	Three	Six	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months	Months	Months
Core growth	2	1	32	4	25	21	7	3
Currency impact	(1)	1	(2)	1	1	1	(1)	1
Dispositions(a)	(1)	(1)	—	—	—	(3)	(1)	(1)

Total change	—	1	30	5	26	19	5	3

(a)
“Dispositions” includes the impact of a deconsolidation of a variable interest entity in the Medical Segment in the first quarter of 2010 as a result of the adoption of new accounting guidance. See Note 2 to our condensed consolidated financial statements included in this report for information on the new accounting guidance.

The following is a discussion of our segment operating results.
Comparison of the three and six months ended June 27, 2010 and June 28, 2009
Medical
Medical Segment net revenues in the second quarter of 2010 of $358.4 million were essentially unchanged, from the $358.3 million reported in the same period last year, as core growth of 2% was offset by the impact of currency movements (1%) and the impact of the deconsolidation of a variable interest entity due to the adoption of new accounting guidance in the first quarter of 2010 (1%). Core revenue increases in the North American, European and Asia/Latin American critical care product groups and OEM specialty sutures and other devices were offset by declines in OEM orthopedic instrumentation products and in North American surgical products.
Net revenues for the first six months of 2010 were $702.0 million, an increase of 1% compared to $693.1 million in net revenues for the same period of 2009. Core revenue increased 1% during the first six months of 2010 compared to the same period in 2009. The increase in core revenue was predominantly in the North American, European and Asia/Latin American critical care product groups and OEM specialty sutures and other devices, offset by declines in OEM orthopedic implant products and in North American surgical products.
Information regarding net revenues by product group is provided in the following tables.

	Three Months Ended		% Increase/ (Decrease)
				Currency
			Core	Impact/		Total
	June 27, 2010	June 28, 2009	Growth	Other		Change
	(Dollars in millions)
Critical Care	$233.7	$230.9	2	(1)		1
Surgical	66.2	67.5	(1)	(1)		(2)
Cardiac Care	18.8	19.3	1	(4)		(3)
OEM	39.0	37.7	4	(1)		3
Other	0.7	2.9	75	(152	) (a)	(77)

Total net sales	$358.4	$358.3	2	(2)		—

	Six Months Ended		% Increase/ (Decrease)
				Currency
			Core	Impact/		Total
	June 27, 2010	June 28, 2009	Growth	Other		Change
	(Dollars in millions)
Critical Care	$459.6	$449.0	1	1		2
Surgical	129.3	130.7	(3)	2		(1)
Cardiac Care	37.1	34.7	6	1		7
OEM	74.3	71.9	3	—		3
Other	1.7	6.8	(11)	(65	) (a)	(76)

Total net sales	$702.0	$693.1	1	—		1

(a)
“Other” in 2009 included the net revenues of a variable interest entity that was deconsolidated in the first quarter of 2010 as a result of the adoption of new accounting guidance. See Note 2 to our condensed consolidated financial statements for information on the new accounting guidance.

Medical Segment net revenues for the six months ended June 27, 2010 and June 28, 2009, respectively, by geographic location were as follows:

	2010	2009
North America	52%	53%
Europe, Middle East and Africa	36%	36%
Asia and Latin America	12%	11%
Excluding the impact of the custom IV tubing product recall initiated during the first quarter of 2010, which caused a decline in vascular access sales, all of our critical care product categories (vascular, anesthesia, respiratory and urology) contributed growth in the second quarter of 2010 compared with the prior year quarter, led principally by higher sales of vascular and respiratory care products in North America and Asia/Latin America, anesthesia products in Asia/Latin America and urology products in North America and Europe.

Surgical core revenue declined approximately 1% in the second quarter of 2010 and 3% for the first six months of 2010 compared with the same periods in 2009. The decline resulted from lower sales of general instrument and closure devices, mainly in North America, partially offset by higher ligation sales in Asia/Latin America.
Core revenue of cardiac care products during the second quarter of 2010 compare favorably to the same period of 2009 due to higher sales of intra aortic balloon pumps and related catheters in Asian markets.
Core revenue to OEMs increased 4% in the second quarter of 2010 and 3% for the first six months of 2010 compared with 2009. This increase is largely attributable to higher sales of specialty suture and catheter fabrication products, partially offset by lower sales of orthopedic implant products due to customer inventory rebalancing, a reduction in new product launches by OEM customers and overall weakness in the OEM orthopedic markets.
Operating profit in the Medical Segment decreased 6%, from $77.8 million in the second quarter of 2009 to $73.5 million during the second quarter of 2010. Operating profit during the second quarter of 2010 was favorably impacted by a weaker U.S. dollar, particularly against the Canadian dollar compared to the same period of a year ago and $1 million lower expenses related to the remediation of FDA regulatory issues, offset by approximately $8 million higher spending on sales, marketing, administrative and research and development activities.
Medical Segment operating profit decreased from $147.2 million during the first six months of 2009 to $147.0 million during the first six months of 2010. The positive impact on operating profit from a weaker U.S. dollar against the Canadian dollar and approximately $3 million of lower manufacturing costs during the current period as a result of cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition and $3 million lower expenses related to the remediation of FDA regulatory issues, were more than offset by approximately $13 million higher spending on sales, marketing, administrative and research and development activities.
Aerospace
Aerospace Segment revenues increased 30% in the second quarter of 2010 to $48.0 million, from $37.0 million in the same period in 2009 and increased 5% for the first six months of 2010 to $84.9 million, from $80.7 million in the first six months of 2009. During the second quarter, core revenue increased 32% while currency movements decreased sales 2%. Higher sales of (i) wide-body cargo handling systems to aircraft manufacturers, (ii) cargo systems for aftermarket conversions, (iii) cargo system spare components and repairs, (iv) actuation products, and (v) cargo containers were somewhat offset by lower sales of narrow-body cargo handling systems as conditions in the commercial aviation sector begins to show signs of recovery. For the first six months of 2010, core revenue increased 4% and currency movements increased sales 1% compared to the same period of 2009. The core revenue growth is due principally to higher sales of wide-body cargo handling systems and actuation products, which were somewhat offset by lower sales of narrow-body cargo handling systems, cargo containers and cargo system spare components and repairs.
Segment operating profit increased 641% in the second quarter of 2010 to $7.5 million, compared to $1.0 million in the same period of 2009, and increased 129% for the first six months of 2010 to $9.3 million, compared to $4.1 million for the first six months of 2009. The increase in operating profit for the second quarter was primarily due to (i) higher volumes across nearly all product lines, (ii) a favorable mix of higher margin multi-deck wide-body cargo handling systems and cargo system spare components and repairs, and (iii) approximately $1.2 million of write-down of certain actuation products to net realizable value during the second quarter of 2009. The higher operating profit for the first six months of 2010 compared to the same period of 2009 is a result of essentially the same factors that impacted the second quarter when compared to the second quarter of 2009.
Commercial
Commercial Segment revenues increased approximately 26% in the second quarter of 2010 to $55.3 million, from $43.9 million in the same period last year. Core revenue growth of approximately 25% and currency movements of 1% accounted for the increase in sales. Sales of marine products to OEM manufacturers for the recreational boat market and spare parts in the marine aftermarket increased approximately 30% while sales of the modern burner unit to the U.S. Military were down approximately 5%. Higher sales of Marine products are indicative of improved conditions in that sector compared to the significantly depressed conditions that existed during the same period of a year ago.
Commercial Segment revenues increased approximately 19% in the first six months of 2010 to $96.0 million, from $80.5 million in the same period last year, 21% of which is due to an increase in core revenue, 1% due to currency movements, partially offset by the impact from the divestiture of a marine product line in the first quarter of 2009 (3%). Core revenue growth is primarily attributable to 25% higher sales of marine products to OEM manufacturers for the recreational boat market and spare parts in the marine aftermarket, partially offset by 3% lower sales of heaters and burner units.

During the second quarter of 2010, operating profit in the Commercial Segment increased 128% to $7.5 million, compared to $3.3 million in the second quarter of 2009. The trend in operating income was primarily the result of $11.3 million in higher sales volumes, as well as lower raw material costs, lower factory costs and improved factory efficiencies of approximately $1.3 million.
For the first six months of 2010, Commercial Segment operating income increased 160% to $9.4 million, compared to $3.6 million for the same period last year. This increase principally was due to $15.5 million in higher sales volumes of marine products to OEM manufacturers for the recreational boat market and spare parts in the marine aftermarket, as well as lower raw material costs, lower factory costs and improved factory efficiencies of approximately $2.8 million.
Liquidity and Capital Resources
Operating activities from continuing operations provided net cash of approximately $100.2 million during the first six months of 2010. Year over year cash flow from operating activities increased $127.9 million from the first six months of 2009. The increase is due to lower tax payments in 2010 primarily related to the absence of the $97 million tax payment in 2009 related to the sale of the ATI businesses, a tax refund of $59.5 million, lower interest payments as a result of lower average outstanding debt and lower payments for restructuring and integration programs. The increase was partly offset by a decrease of $39.7 million that resulted from the adoption of an amendment to Financial Accounting Standards Board Accounting Standards Codification topic 860, “Transfers and Servicing” (“ASC topic 860”) in the first quarter of 2010. Specifically, upon adoption of the amendment, the accounts receivable that we previously treated as sold and removed from the balance sheet under our securitization program are now required to be accounted for as secured borrowings and reflected as short-term debt on our balance sheet. The effect of the amendment is reflected in our condensed consolidated statements of cash flows under financing activities in the increase (decrease) in notes payable and current borrowings and under operating activities in the accounts receivable use of cash.
Investing activities from continuing operations provided net cash of $59.3 million during the first six months of 2010, reflecting $24.7 million in proceeds from the sale of SSI and $50.0 million from the sale of Heavy Lift, partly offset by capital expenditures of $15.3 million.
Financing activities from continuing operations used net cash of $44.2 million during the first six months of 2010 due to the payments of $64.2 million of long-term borrowings and $27.1 million of dividends, partly offset by the $39.7 million effect of adopting the amendment to ASC topic 860. This amendment is reflected in the $39.7 million increase (decrease) in notes payable and current borrowings source of cash reflecting the securitization program as a secured borrowing.
In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, our senior loan agreements limit the aggregate amount of share repurchases and other restricted payments we may make to $75 million per year in the event our consolidated leverage ratio exceeds 3.5 to 1. Accordingly, these provisions may limit our ability to repurchase shares under this Board authorization. Through June 27, 2010, no shares have been purchased under this Board authorization.
The following table provides our net debt to total capital ratio:

	June 27, 2010	December 31, 2009
	(Dollars in millions)
Net debt includes:
Current borrowings	$41.4	$4.0
Long-term borrowings	1,128.2	1,192.5

Total debt	1,169.6	1,196.5
Less: Cash and cash equivalents	287.1	188.3

Net debt	$882.5	$1,008.2

Total capital includes:
Net debt	$882.5	$1,008.2
Total common shareholders’ equity	1,577.2	1,580.2

Total capital	$2,459.7	$2,588.4

Percent of net debt to total capital	36%	39%

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
As of June 27, 2010, the aggregate amount of debt maturing for each year is as follows (dollars in millions):

2010	$41.4
2011	145.0
2012	756.6
2013	—
2014	136.5
2015 and thereafter	90.1
We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations. As of June 27, 2010, we had no outstanding borrowings and approximately $5 million in outstanding standby letters of credit issued under our $400 million revolving credit facility. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk for the quarter ended June 27, 2010. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA). The letter expressed concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation, inspection and training procedures. It also advised that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues had been deficient.
The Company developed a comprehensive plan to correct these previously-identified regulatory issues and further improve overall quality systems and has substantially implemented the measures outlined in the plan. From the end of 2009 to the beginning of 2010, the FDA reinspected the Arrow facilities covered by the corporate warning letter and Arrow has responded to the observations issued by the FDA as a result of those inspections. In the third quarter of 2010, Arrow began submitting requests for certificates to foreign governments, or CFGs, to the FDA for review, and recently received approval on one of its requests. The Company believes that the FDA’s approval of the CFG is a clear indication that Arrow has substantially corrected the quality system issues identified in the corporate warning letter. The Company has now submitted all of its currently eligible CFG requests to the FDA for review and currently anticipates receiving the FDA’s approval with respect to most of these requests in the third quarter of 2010.
While the Company continues to believe it has substantially remediated the issues raised in the corporate warning letter through the corrective actions taken to date, the corporate warning letter remains in place pending final resolution of all outstanding issues, which the Company is actively working with the FDA to resolve. If the Company’s remedial actions are not satisfactory to the FDA, the Company may have to devote additional financial and human resources to its efforts, and the FDA may take further regulatory actions against the Company.
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
Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended June 27, 2010. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Dated: July 22, 2010