Form 10-Q
period 2010-09-26
TELEFLEX INC
filed 2010-10-27
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
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
If Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant had 39,983,663 shares of common stock, $1.00 par value, outstanding as of October 15, 2010.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 26, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars and shares in thousands, except per share)
Net revenues	$442,993	$440,741	$1,325,867	$1,295,021
Cost of goods sold	239,926	244,408	719,650	716,080

Gross profit	203,067	196,333	606,217	578,941
Selling, general and administrative expenses	123,441	113,633	357,748	344,271
Research and development expenses	11,013	9,618	30,927	27,725
Net (gain) loss on sales of businesses and assets	(183)	—	(183)	2,597
Goodwill impairment	—	—	—	6,728
Restructuring and other impairment charges	1,141	4,783	1,679	13,412

Income from continuing operations before interest, loss on extinguishments of debt and taxes	67,655	68,299	216,046	184,208
Interest expense	20,090	21,074	58,709	68,470
Interest income	(243)	(233)	(637)	(1,901)
Loss on extinguishments of debt	30,354	—	30,354	—

Income from continuing operations before taxes	17,454	47,458	127,620	117,639
(Benefit) taxes on income from continuing operations	(5,986)	13,236	26,580	26,876

Income from continuing operations	23,440	34,222	101,040	90,763

Operating (loss) income from discontinued operations (including gain (loss) on disposal of $38,562 for the nine month period in 2010 and ($3,480) and $272,307 for the three and nine month periods in 2009, respectively)	—	(2,886)	41,301	275,500
Taxes (benefit) on income from discontinued operations	905	(7,281)	21,322	95,267

(Loss) income from discontinued operations	(905)	4,395	19,979	180,233

Net income	22,535	38,617	121,019	270,996
Less: Net income attributable to noncontrolling interest	339	305	1,003	843
Income from discontinued operations attributable to noncontrolling interest	—	—	—	9,860

Net income attributable to common shareholders	$22,196	$38,312	$120,016	$260,293

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.58	$0.85	$2.51	$2.26
(Loss) income from discontinued operations	$(0.02)	$0.11	$0.50	$4.29

Net income	$0.56	$0.96	$3.01	$6.55

Diluted:
Income from continuing operations	$0.57	$0.85	$2.48	$2.25
(Loss) income from discontinued operations	$(0.02)	$0.11	$0.50	$4.27

Net income	$0.55	$0.96	$2.98	$6.52

Dividends per share	$0.34	$0.34	$1.02	$1.02

Weighted average common shares outstanding:
Basic	39,933	39,724	39,879	39,711
Diluted	40,254	39,932	40,269	39,910

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$23,101	$33,917	$100,037	$89,920
(Loss) income from discontinued operations, net of tax	(905)	4,395	19,979	170,373

Net income	$22,196	$38,312	$120,016	$260,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS

Current assets

Cash and cash equivalents	$247,757	$188,305
Accounts receivable, net	294,285	265,305
Inventories, net	359,967	360,843
Prepaid expenses and other current assets	21,170	21,872
Income taxes receivable	49,541	100,733
Deferred tax assets	58,733	58,010
Assets held for sale	11,259	8,866

Total current assets	1,042,712	1,003,934
Property, plant and equipment, net	292,294	317,499
Goodwill	1,438,997	1,459,441
Intangible assets, net	928,906	971,576
Investments in affiliates	13,288	12,089
Deferred tax assets	—	336
Other assets	81,658	74,130

Total assets	$3,797,855	$3,839,005

LIABILITIES AND EQUITY

Current liabilities
Current borrowings	$181,193	$4,008
Accounts payable	91,588	94,983
Accrued expenses	84,157	97,274
Payroll and benefit-related liabilities	71,693	70,537
Derivative liabilities	15,355	16,709
Accrued interest	12,592	22,901
Income taxes payable	1,901	30,695
Deferred tax liabilities	6,648	—

Total current liabilities	465,127	337,107
Long-term borrowings	904,406	1,192,491
Deferred tax liabilities	416,939	398,923
Pension and postretirement benefit liabilities	134,431	164,726
Noncurrent liability for uncertain tax positions	110,935	109,912
Other liabilities	48,740	50,772

Total liabilities	2,080,578	2,253,931
Commitments and contingencies
Total common shareholders’ equity	1,713,231	1,580,241
Noncontrolling interest	4,046	4,833

Total equity	1,717,277	1,585,074

Total liabilities and equity	$3,797,855	$3,839,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$121,019	$270,996
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(19,979)	(180,233)
Depreciation expense	36,856	41,058
Amortization expense of intangible assets	33,101	32,512
Amortization expense of deferred financing costs	4,425	4,556
Loss on extinguishments of debt	30,354	—
Gain on call options and warrants	(407)	—
Debt modification costs	2,795	—
Impairment of long-lived assets	—	5,788
Impairment of goodwill	—	6,728
Stock-based compensation	7,769	6,611
Net (gain) loss on sales of businesses and assets	(183)	2,597
Deferred income taxes, net	28,670	36,888
Other	(28,809)	160
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(45,343)	5,467
Inventories	(15,375)	1,882
Prepaid expenses and other current assets	526	2,087
Accounts payable and accrued expenses	(12,147)	(37,562)
Income taxes receivable and payable, net	3,504	(128,817)

Net cash provided by operating activities from continuing operations	146,776	70,718

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(23,796)	(20,257)
Proceeds from sales of businesses and assets, net of cash sold	75,943	314,513
Payments for businesses and intangibles acquired, net of cash acquired	(82)	(643)

Net cash provided by investing activities from continuing operations	52,065	293,613

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	400,000	10,018
Reduction in long-term borrowings	(460,770)	(300,268)
Increase (decrease) in notes payable and current borrowings	34,402	(836)
Proceeds from stock compensation plans	8,470	750
Payments to noncontrolling interest shareholders	(1,463)	(702)
Dividends	(40,704)	(40,521)
Debt and equity issuance and amendment fees	(48,041)	—
Purchase of call options	(88,000)	—
Proceeds from sale of warrants	59,400	—

Net cash used in financing activities from continuing operations	(136,706)	(331,559)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(680)	24,861
Net cash used in investing activities	(189)	(3,488)
Net cash used in financing activities	—	(11,075)

Net cash (used in) provided by discontinued operations	(869)	10,298

Effect of exchange rate changes on cash and cash equivalents	(1,814)	8,444

Net increase in cash and cash equivalents	59,452	51,514
Cash and cash equivalents at the beginning of the period	188,305	107,275

Cash and cash equivalents at the end of the period	$247,757	$158,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity	Income
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2008	41,995	$41,995	$268,263	$1,182,906	$(108,202)	2,311	$(138,507)	$39,428	$1,285,883
Net income				260,293				10,703	270,996	$270,996
Cash dividends ($1.02 per share)				(40,521)					(40,521)
Financial instruments marked to market, net of tax of $6,005					13,858				13,858	13,858
Cumulative translation adjustment					60,658			61	60,719	60,719
Pension liability adjustment, net of tax of $1,378					764				764	764
Distributions to noncontrolling interest shareholders								(702)	(702)
Disposition of noncontrolling interest								(45,019)	(45,019)

Comprehensive income										$346,337

Shares issued under compensation plans	20	20	6,261			(14)	961		7,242
Deferred compensation						(9)	343		343

Balance at September 27, 2009	42,015	$42,015	$274,524	$1,402,678	$(32,922)	2,288	$(137,203)	$4,471	$1,553,563

Balance at December 31, 2009	42,033	$42,033	$277,050	$1,431,878	$(34,120)	2,278	$(136,600)	$4,833	$1,585,074
Net income				120,016				1,003	121,019	$121,019
Cash dividends ($1.02 per share)				(40,704)					(40,704)
Financial instruments marked to market, net of tax of $(44)					(10)				(10)	(10)
Cumulative translation adjustment					(17,650)			38	(17,612)	(17,612)
Pension liability adjustment, net of tax of $1,273					2,516				2,516	2,516
Convertible debt discount, net of tax of $30,344			50,870						50,870
Call options, net of tax of $(31,891)			(58,853)						(58,853)

Warrants			60,877						60,877
Distributions to noncontrolling interest shareholders								(1,463)	(1,463)
Deconsolidation of VIE				253				(365)	(112)

Comprehensive income										$105,913

Shares issued under compensation plans	170	170	14,525			(13)	740		15,435
Deferred compensation						(6)	240		240

Balance at September 26, 2010	42,203	$42,203	$344,469	$1,511,443	$(49,264)	2,259	$(135,620)	$4,046	$1,717,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of presentation
We prepared the accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated on the same basis as our annual consolidated financial statements, with the exception of changes resulting from the adoption of new accounting guidance during the first nine months of 2010 as described in Note 2 below. Captions for certain financial statement line items have changed to correspond with the extensible business reporting language, or XBRL, taxonomy used in the interactive data file filed concurrently with this report; however, composition of these line items has not changed.
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
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, our quarterly condensed financial statements should be read in conjunction with the consolidated financial statements included in our Current Report on Form 8-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on July 27, 2010.
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
Note 2 — New accounting standards
The Company adopted the following amendments to accounting standards as of January 1, 2010, the first day of its 2010 fiscal year:
Accounting for Transfers of Financial Assets — an amendment to Transfers and Servicing: In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the information that is reported in financial statements about the transfer of financial assets and the effects of transfers of financial assets on financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, with transferred financial assets. In addition, the guidance limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset. Upon the adoption of this guidance on January 1, 2010, the trade receivables under the Company’s accounts receivable securitization program (the “Securitization Program”) that were previously treated as sold and removed from the balance sheet are now included in accounts receivable, net, and the amounts outstanding under the Securitization Program are accounted for as a secured borrowing and reflected as short-term debt on the Company’s balance sheet. As of September 26, 2010, the amount of secured borrowing under the Securitization Program was $34.7 million. In addition, while there has been no change in the arrangement under the Securitization Program, the adoption of this amendment impacts the cash flow statement as a reduction in cash flow from operations for the nine months ended September 26, 2010 by approximately $39.7 million and an increase in cash flow from financing activities of $34.7 million.
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
The following table provides information relating to changes in the accrued liability associated with the Arrow integration plan during the nine months ended September 26, 2010:

	Balance at				Balance at
	December 31,	Adjustments to			September 26,
	2009	Reserve	Payments	Translation	2010
	(Dollars in millions)
Termination benefits	$0.4	$(0.2)	$—	$(0.1)	$0.1
Facility closure costs	0.5	—	(0.2)	—	0.3
Contract termination costs	2.7	—	—	—	2.7

	$3.6	$(0.2)	$(0.2)	$(0.1)	$3.1

Contract termination costs relate to the termination of a European distributor agreement that is currently in litigation but is expected to be paid in 2011.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Restructuring and other impairment charges
The following table provides information relating to the amounts included in restructuring and other impairment charges in the condensed consolidated statements of income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in thousands)
2008 Commercial Segment Program	$—	$185	$—	$2,240
2007 Arrow Integration Program	1,141	1,284	1,679	5,384
Impairment charges — intangibles and fixed assets	—	3,314	—	5,788

Restructuring and other impairment charges	$1,141	$4,783	$1,679	$13,412

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
The following table provides information related to the charges associated with the 2008 Commercial Segment restructuring program that were included in restructuring and other impairment charges in the condensed consolidated statements of income for the periods presented:

	Three Months Ended	Nine Months Ended
	September 27, 2009	September 27, 2009
	(Dollars in thousands)
Termination benefits	$100	$2,027
Facility closure costs	85	213

	$185	$2,240

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the 2008 Commercial Segment restructuring program.
2007 Arrow Integration Program
The following table provides information relating to the charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges in the condensed consolidated statements of income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in thousands)
Termination benefits	$613	$679	$933	$3,243
Facility closure costs	188	193	774	409
Contract termination costs	340	157	427	1,048
Other restructuring costs	—	255	3	684
Gain on sale of assets	—	—	(458)	—

	$1,141	$1,284	$1,679	$5,384

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides information relating to changes in the accrued liability associated with the 2007 Arrow integration program during the nine months ended September 26, 2010:

	Balance at				Balance at
	December 31,	Subsequent			September 26,
	2009	Accruals	Payments	Translation	2010
	(Dollars in thousands)
Termination benefits	$2,183	$933	$(2,198)	$(67)	$851
Facility closure costs	302	774	(1,058)	(18)	—
Contract termination costs	687	427	(9)	(20)	1,085
Other restructuring costs	23	3	(3)	(1)	22

	$3,195	$2,137	$(3,268)	$(106)	$1,958

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
As of September 26, 2010, the Company expects to incur the following restructuring expenses associated with the 2007 Arrow integration program in its Medical Segment for the last three months of 2010:

(Dollars in millions)
Termination benefits	$0.3-0.5
Facility closure costs	0.1-0.2
Contract termination costs	0.1-0.2

$0.5-0.9

Impairment Charges
During the second quarter of 2009, the Company recorded a $2.3 million impairment charge with respect to an intangible asset in the Marine reporting unit. See Note 5, “Impairment of goodwill and intangible assets.” During the third quarter of 2009, based on continued deterioration in the California real estate market, the Company recorded $3.3 million in impairment charges to fully write-off an investment in a real estate venture in California. The Company initially invested in the venture in 2004 by contributing property and other assets that had been part of one of its former manufacturing sites.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Inventories
Inventories consisted of the following:

	September 26,	December 31,
	2010	2009
	(Dollars in thousands)
Raw materials	$139,725	$150,508
Work-in-process	64,545	53,847
Finished goods	192,164	191,747

	396,434	396,102
Less: Inventory reserve	(36,467)	(35,259)

Inventories	$359,967	$360,843

Note 7—Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 26, 2010:

	Medical	Commercial	Total
	(Dollars in thousands)

Balance as of December 31, 2009	$1,444,354	$15,087	$1,459,441
Goodwill related to dispositions	(9,224)	(7,597)	(16,821)
Adjustment to acquisition balance sheet	(180)	—	(180)
Translation adjustment	(3,443)	—	(3,443)

Balance as of September 26, 2010	$1,431,507	$7,490	$1,438,997

As of September 26, 2010, there has been no goodwill impairment losses recorded against these carrying values for goodwill.
Intangible assets consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	September 26,	December 31,	September 26,	December 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Customer lists	$553,788	$559,207	$91,813	$74,047
Intellectual property	207,355	208,247	72,781	59,824
Distribution rights	21,562	22,094	17,749	17,066
Trade names	331,722	336,673	3,178	3,708

	$1,114,427	$1,126,221	$185,521	$154,645

Amortization expense related to intangible assets was approximately $10.8 million and $11.0 million for the three months ended and $33.1 million and $32.5 million for the nine months ended September 26, 2010 and September 27, 2009, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2010	$44,100
2011	43,900
2012	43,600
2013	42,700
2014	39,800

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Borrowings
The components of long-term debt are as follows:

	September 26,	December 31,
	2010	2009
	(Dollars in thousands)
Senior Credit Facility:
Term loan facility, at an average rate of 1.55%, due 10/1/2012	$36,123	$664,170
Term loan facility, at an average rate of 2.80%, due 10/1/2014	363,877	—
2007 Notes:
7.62% Series A Senior Notes, due 10/1/2012	—	130,000
7.94% Series B Senior Notes, due 10/1/2014	—	40,000
Floating Rate Series C Senior Notes, due 10/1/2012	—	26,600
2004 Notes:
6.66% Series 2004-1 Tranche A Senior Notes due 7/8/2011	145,000	145,000
7.14% Series 2004-1 Tranche B Senior Notes due 7/8/2014	96,500	96,500
7.46% Series 2004-1 Tranche C Senior Notes due 7/8/2016	90,100	90,100

3.875% Convertible Senior Subordinated Notes due 2017	400,000	—

Other debt and mortgage notes, at interest rates ranging from 5% to 7%	—	132

	1,131,600	1,192,502
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(82,194)	—

	1,049,406	1,192,502
Less: Current portion of borrowings	(145,000)	(11)

Total long-term debt	$904,406	$1,192,491

Refinancing Transactions
In August 2010, the Company entered into a series of refinancing transactions comprised of (i) a public offering of $400.0 million aggregate principal amount of 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”); (ii) the amendment of certain terms of its Senior Credit Facilities; (iii) the extension of the maturity of a portion of its borrowings under the Senior Credit Facilities; (iv) the repayment of $200 million of borrowings under the Senior Credit Facilities; (v) the amendment of certain terms of its Senior Notes issued in 2007 (the “2007 Notes”) and 2004 (the “2004 Notes” and together with the 2007 Notes, the “Senior Notes”) and (vi) the prepayment of all of its outstanding 2007 Notes, which had an outstanding aggregate principal amount of $196.6 million and were scheduled to mature in 2012 and 2014. In addition, in connection with the issuance of the Convertible Notes, the Company received proceeds of approximately $59.4 million from the issuance of warrants on its common stock and purchased call options on its common stock for approximately $88.0 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table shows the impact of the various elements of the refinancing transactions:

				Additional	Debt	Operating
		Other	Long-Term	Paid-In	Extinguishment	(Income)/
	Cash	Assets	Debt	Capital	Costs	Expenses
	(Dollars in millions)
Proceeds received from:
Issuance of Convertible Notes	$400.0	$—	$400.0	$—	$—	$—
Sale of warrants	59.4	—	—	59.4	—	—

Use of proceeds:
Repay term loan	(200.0)	—	(200.0)	—	—	—
Retire 2007 Notes	(196.6)	—	(196.6)	—	—	—
Make-whole payment — 2007 Notes	(28.1)	—	—	—	28.1	—
Purchase of call options	(88.0)	—	—	(88.0)	—	—
Underwriters’ discounts and commissions:
Convertible Notes	(11.0)	8.1	—	(2.9)	—	—
Senior Credit Facility	(5.0)	2.5	—	—	—	2.5
Other transaction fees: (1)
Convertible Notes	(1.9)	1.4	—	(0.5)	—	—
Senior Credit Facility	(3.5)	3.2	—	—	—	0.3

Net cash	$(74.7)	15.2	3.4	(32.0)	28.1	2.8

Non-cash adjustments:
Equity component of Convertible Notes		—	(83.7)	83.7	—	—
Write-off unamortized debt issuance costs:
Senior Credit Facility		(1.6)	—	—	1.6	—
2007 Notes		(0.6)	—	—	0.6	—
Mark-to-market gain on call options		—	—	(2.2)	—	(2.2)
Mark-to-market loss on warrants		—	—	1.8	—	1.8

		$13.0	$(80.3)	$51.3	$30.3	$2.4

(1) Includes accrued expenses of $1.5 million for estimated transaction fees.
Convertible Notes
On August 9, 2010, the Company issued $400.0 million of 3.875% Convertible Senior Subordinated Notes due 2017. The Convertible Notes are governed by the Indenture, dated as of August 2, 2010, between the Company and Wells Fargo Bank, N.A., as trustee, as supplemented by the First Supplemental Indenture, dated as of August 9, 2010. The Convertible Notes pay interest semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011, at a rate of 3.875% per year, and mature on August 1, 2017. The Convertible Notes are the Company’s unsecured senior subordinated obligations and are (i) not guaranteed by any of the Company’s subsidiaries; (ii) subordinated in right of payment to all of the Company’s existing and future senior indebtedness (iii) junior to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The Convertible Notes will be convertible at the option of the holder only under the following circumstances (i) during any fiscal quarter, if the last reported sales price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price on each applicable trading day; or (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each trading day during the measurement period; or (iii) upon the occurrence of specified corporate events; or (iv) at any time on or after May 1, 2017 up to and including July 28, 2017. The Convertible Notes are convertible at a conversion rate of 16.3084 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $61.32. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company’s conversion obligation may be satisfied, at the Company’s option, in shares of common stock, cash or a combination of cash and shares of common stock. The Company has initially elected a net-settlement method to satisfy its conversion obligation. The net-settlement method allows the Company to settle the $1,000 principal amount of the Convertible Notes in cash and to settle the excess conversion value in shares, plus cash in lieu of fractional shares.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the issuance of the Convertible Notes and convertible note hedge and warrants, the Company entered into convertible note hedge transactions pursuant to which it purchased call options for $88.0 million ($56.1 million net of tax) in private transactions. The call options allow the Company to receive shares of the Company’s common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Convertible Notes upon conversion. These call options will terminate upon the earlier of July 28, 2017 or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise.
The Company also entered into privately negotiated warrant transactions generally relating to the same number of shares of common stock with each of the option counterparties. Under certain circumstances, the Company may be required under the terms of the warrant transactions to issue up to 19.99% of the shares of common stock outstanding on August 3, 2010, which equals 7,981,422 shares of common stock (subject to adjustments). The warrants have been divided into components that expire ratably over a 180 day period commencing November 1, 2017. The strike price of the warrants is approximately $74.65 per share of common stock, subject to customary anti-dilution adjustments. Proceeds received from the issuance of the warrants totaled approximately $59.4 million.
The convertible note hedge and warrant transactions described above are intended to reduce the potential dilution with respect to the Company’s common stock and/or reduce the Company’s exposure to potential cash payments that the Company may be required to make upon conversion of the Convertible Notes. However, the warrant transactions could have a dilutive effect with respect to the common stock or, if the Company so elects, obligate the Company to make cash payments to the extent that the market price per share of common stock exceeds $74.65 per share on any expiration date of the warrants.
The initial offering of the Convertible Notes was for $350.0 million, with an overallotment option that allowed the underwriters to purchase an additional principal amount of $50.0 million. The underwriters exercised their option on August 4, 2010 resulting in a total offering of $400.0 million of the Convertible Notes. The Company entered into the contracts for both the call options and warrants in connection with the Convertible Notes on August 3, 2010. Existing accounting guidance provides that the call option and warrant contracts be treated as derivative instruments for the one day that the overallotment option was outstanding. Once the overallotment provision was exercised, the option and warrant contracts were re-classified to equity since the settlement terms of the Company’s call options and warrant contracts allow the Company to elect net cash settlement or net-share settlement under both contracts. The equity components of the option and warrants will not be adjusted for subsequent changes in fair value. As a result of treating these instruments as derivatives prior to exercise of the overallotment option, the Company recorded a non-cash gain on the call options of $2.2 million and a non-cash loss on the warrants of $1.8 million, resulting in a net gain of $0.4 million in operating income.
The Company allocated the proceeds of the Convertible Notes between the liability and equity components of the debt. The initial $316.3 million liability component was determined based on the fair value of a similar debt instrument excluding the conversion feature. The initial $83.7 million ($53.4 million net of tax) equity component represented the difference between the fair value or carrying value of $316.3 million of the debt and the $400.0 million of proceeds. The related debt discount of $83.7 million will be amortized under the interest method over the remaining life of the Convertible Notes, which, at September 26, 2010, is approximately seven years. An effective interest rate of 7.814% was used to calculate the debt discount on the Convertible Notes. The following table provides interest expense amounts related to the Convertible Notes for the periods presented:

For the Three and
Nine Months Ending
(in millions)	September 26, 2010
Interest cost related to contractual interest coupon	$2.1
Interest cost related to amortization of the discount	$1.5
The following table provides the carrying value of the Convertible Notes as of September 26, 2010:

(in millions)	September 26, 2010
Principal amount of the Convertible Notes	$400.0
Unamortized discount	(82.2)

Net carrying amount	$317.8

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Credit Facility
On August 9, 2010, the Company repaid $200.0 million of its term loan borrowings under its senior credit facility and amended certain terms of its existing senior credit agreement. In connection with the amendment, the Company extended the final maturity date of $363.9 million of its remaining $400.0 million term loan borrowings and $366.3 million of commitments under its $400.0 million revolving credit facility from October 1, 2012 to October 1, 2014. The extended term loans are to be repaid in accordance with an amortization schedule, with quarterly payments of 2.5% of the original principal amount of the extended term loans commencing on December 31, 2012. In addition, the amendment increased the applicable interest rate margin for the extended loans and commitments. As amended, the range of the applicable margin for borrowings bearing interest at the “base rate” (generally, either the federal funds effective rate plus 0.5% or the prime rate) increased to a range of 0.50% to 1.75%, and the range of the applicable margin for extended borrowings bearing interest at the “LIBOR rate” (generally, the LIBOR rate for the period corresponding to the applicable interest period of the borrowings plus 1.0%) increased to a range of 1.50% to 2.75%. In addition, the commitment fee rate on unused but committed portions of the revolving credit facility increased to a range of 0.375% to 0.50%. The actual amount of the applicable margin and commitment fee rate will be based on the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined in the senior credit agreement).
The senior credit agreement was further amended to (i) permit an additional $200.0 million of indebtedness for unsecured, senior subordinated or subordinated notes; (ii) add a mandatory prepayment of term loans upon the occurrence of certain prepayments in cash of certain Convertible Notes, either in satisfaction of the rights of the holders of such Convertible Notes to convert or the rights of the holders of such Convertible Notes to require repurchase of the Convertible Notes upon a fundamental change (as defined in the indenture governing such Convertible Notes), in an amount equal to the amount used to prepay the applicable Convertible Notes to be ratably applied to the term loans under the credit agreement and the Senior Notes; (iii) amend the definition of “Consolidated EBITDA” to permit add-backs for fees and expenses incurred in connection with the $200.0 million repayment of existing term loan borrowings under the credit agreement and the prepayment make-whole amounts in connection with any prepayment on the Senior Notes, with such amendment only to take effect upon the prepayment of all of the Senior Notes or the amendment of such Senior Notes to permit corresponding add-backs; (iv) provide that, upon the prepayment of all of the Senior Notes or the amendment of such Senior Notes to increase the permitted leverage ratio to a level above 3.5 to 1, the credit agreement will automatically be amended to provide for either (1) an increase of the leverage ratio covenant to 4.0 to 1 (in the case of prepayment of the Senior Notes) or (2) an increase corresponding to an increase in the leverage ratio covenant in the Senior Notes (up to a leverage ratio of 4.0 to 1); and (v) provide that upon the prepayment of all of the Senior Notes or the amendment of such Senior Notes to increase the pro forma leverage ratio restriction for permitted acquisitions to a level above 3.50 to 1, the credit agreement will automatically be amended to provide for either (1) an increase of the pro forma leverage ratio restriction for permitted acquisitions to 3.75 to 1 (in the case of prepayment of the Senior Notes) or (2) an increase corresponding to an increase in the pro forma leverage ratio restriction for permitted acquisitions in the Senior Notes (up to a pro forma leverage ratio of 3.75 to 1).
The Company has an interest rate swap covering a notional amount of $375 million designated as a hedge against the variability of the cash flows in the interest payments under the term loan due to changes in the LIBOR Benchmark Interest Rate. The Company has determined that the interest rate swap may continue to be designated as a cash flow hedge with respect to the amended and extended term loan. The amendment and extension of the term loan did not result in a substantial modification and the critical terms of the variable rate debt (notional amount, re-pricing dates and benchmark interest rate) were unchanged.
Senior Note Amendments
In connection with the refinancing transactions, the Senior Notes were amended to permit certain terms of the Convertible Notes and the convertible note hedge and warrant transactions. Specifically, the amendments to the Senior Notes amended restrictions on indebtedness, restricted payments and swap agreements and an event of default provision in connection with the Convertible Notes and any convertible notes the Company may issue in the future. In addition, the holders of the Senior Notes consented to the subordination provisions that would apply to offerings of certain Convertible Notes. The amendment also added a mandatory offer to prepay the Senior Notes upon the occurrence of certain prepayments in cash of certain Convertible Notes, either in satisfaction of the rights of the holders of such Convertible Notes to convert or in satisfaction of the rights of the holders of such Convertible Notes to require repurchase of the Convertible Notes upon a fundamental change (as defined in the indenture governing such Convertible Notes), in an amount equal to the amount used to prepay certain Convertible Notes to be ratably applied to the Senior Notes and the term loans under the Senior Credit Facility.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prepayment of 2007 Notes
On August 13, 2010, the Company prepaid all of its outstanding 2007 Notes, consisting of $130.0 million aggregate principal amount of 7.62% Series A Senior Notes due 2012, $40.0 million aggregate principal amount of 7.94% Series B Senior Notes due 2014 and $26.6 million aggregate principal amount of Floating Rate Series C Senior Notes due 2012, at an aggregate prepayment purchase price equal to the aggregate principal amount of $196.6 million plus a $28.1 million prepayment make-whole amount and accrued and unpaid interest to, but not including, the prepayment date. The Company recorded the $28.1 million make-whole payment, unamortized debt issuance costs of $0.6 million incurred prior to the refinancing transactions and legal fees as loss on extinguishments of debt during the third quarter of 2010.
Debt and equity issuance and amendment fees
The Company incurred estimated transaction fees related to the amendment of the senior credit agreement of approximately $8.5 million for underwriters’ discounts and commissions and other transaction fees. Under existing accounting guidance, the Company treated the $200.0 million repayment of the term loan as a debt extinguishment and the remaining $400.0 million of the term loan as a debt modification. The changes to the revolver component of the Senior Credit Facility were also deemed to be a modification. The Company allocated the estimated transaction fees evenly between the term loan and the revolver. Approximately $2.8 million represented estimated third party transaction fees related to the modified term loan that were expensed in the third quarter of 2010 as selling, general and administrative expenses. The remaining $5.7 million in transaction fees was deferred and will be amortized over the amended term of the facility as additional interest expense. In addition, the Company expensed approximately $1.6 million of unamortized Senior Credit Facility debt issuance costs related to the $200.0 million repayment that were incurred prior to the refinancing transactions as loss on extinguishments of debt.
In connection with the issuance of the Convertible Notes, the Company incurred estimated transaction fees of approximately $12.9 million for underwriters’ discounts and commissions and other transaction fees. Under existing accounting guidance, the Company allocated approximately $3.4 million to the respective equity components and the remaining $9.5 million was recorded as a deferred asset to be amortized over the outstanding term of the Convertible Notes as additional interest expense.
The aggregate amounts of notes payable and long-term debt maturing are as follows:

(Dollars in thousands)
2010	$36.2
2011	145.0
2012	45.2
2013	36.4
2014 and thereafter	905.0
Note 9 — Financial instruments
The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure and interest rate swaps are used to reduce exposure to interest rate changes. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 10, “Fair value measurement” for additional information.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet are as follows:

	September 26, 2010	December 31, 2009
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets — current	$1,599	$1,356

Total asset derivatives	$1,599	$1,356

Liability derivatives:
Interest rate contracts:
Derivative liabilities — current	$15,034	$15,849
Other liabilities — noncurrent	13,499	12,258
Foreign exchange contracts:
Derivative liabilities — current	321	860

Total liability derivatives	$28,854	$28,967

The location and amount of the gains and losses for derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”) and the condensed consolidated statement of income for the three and nine months ended September 26, 2010 and September 27, 2009 are as follows:

	After Tax Gain/(Loss)
	Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest rate	$(92)	$(334)	$(243)	$8,928
Foreign exchange	(387)	405	233	4,930

Total	$(479)	$71	$(10)	$13,858

	Pre-Tax (Gain)/Loss Reclassified
	from AOCI into Income
	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest rate contracts:
Interest expense	$4,042	$5,164	$13,206	$14,275
Foreign exchange contracts:
Net revenues	(228)	(548)	(206)	225
Cost of goods sold	(957)	694	(2,812)	2,816
Selling, general and administrative expenses	2	(287)	48	(287)
Income from discontinued operations	—	31	—	235

Total	$2,859	$5,054	$10,236	$17,264

For the three and nine months ended September 26, 2010 and September 27, 2009, there was no ineffectiveness related to the Company’s derivatives.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides financial instruments activity included as part of accumulated other comprehensive income, net of tax:

	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$(17,343)	$(33,331)
Dispositions	—	467
Additions and revaluations	(5,864)	1,176
Clearance of hedge results to income	5,831	11,162
Tax rate adjustment	23	1,053

Balance at end of period	$(17,353)	$(19,473)

Note 10 — Fair value measurement
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of September 26, 2010 and September 27, 2009:

	Total carrying
	value at	Quoted prices in	Significant other	Significant
	September 26,	active markets	observable inputs	unobservable
	2010	(Level 1)	(Level 2)	inputs (Level 3)
	(Dollars in thousands)
Deferred compensation assets	$3,724	$3,724	$—	$—
Derivative assets	$1,599	$—	$1,599	$—
Derivative liabilities	$28,854	$—	$28,854	$—

	Total carrying
	value at	Quoted prices in	Significant other	Significant
	September 27,	active markets	observable inputs	unobservable
	2009	(Level 1)	(Level 2)	inputs (Level 3)
	(Dollars in thousands)
Deferred compensation assets	$3,000	$3,000	$—	$—
Derivative assets	$1,234	$—	$1,234	$—
Derivative liabilities	$32,836	$—	$32,836	$—
The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of September 26, 2010 is $1,049.4 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,187.8 million at September 26, 2010. The Company’s implied credit rating is a factor in determining the market interest yield curve.
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
The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign currency forward contracts. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps to manage exposure to interest rate changes. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. See Note 9, “Financial instruments” for additional information.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 —Changes in shareholders’ equity
In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, the Company’s senior loan agreements limit the aggregate amount of share repurchases and other restricted payments the Company may make to $75 million per year in the event the Company’s consolidated leverage ratio exceeds 3.5 to 1. Accordingly, these provisions may limit the Company’s ability to repurchase shares under this Board authorization. Through September 26, 2010, no shares have been purchased under this Board authorization.
The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Shares in thousands)
Basic	39,933	39,724	39,879	39,711
Dilutive shares assumed issued	321	208	390	199

Diluted	40,254	39,932	40,269	39,910

Weighted average stock options that were anti-dilutive and therefore not included in the calculation of earnings per share were approximately 6,717 thousand and 2,820 thousand for the three and nine month periods ended September 26, 2010 and approximately 1,923 thousand and 1,807 thousand for the three and nine month periods ended September 27, 2009, respectively. The increase in weighted average anti-dilutive shares for the three and nine month periods ended September 26, 2010 reflects the inclusion of the warrants that were issued in connection with the Convertible Notes. See Note 8, “Borrowings” for additional information.
Note 12 — Stock compensation plans
The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock awards to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant date. Restricted stock awards generally vest in one to three years. During the first nine months of 2010, the Company granted restricted stock awards representing 161,301 shares of common stock under the 2000 plan. The unrecognized compensation expense for these awards as of the grant date was $9.2 million, which will be recognized over the vesting period of the awards.
The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. Generally, options granted under the 2008 plan are exercisable three years after the date of the grant and expire no more than ten years after the grant date. During the first nine months of 2010, the Company granted incentive and non-qualified options to purchase 590,042 shares of common stock under the 2008 plan. The unrecognized compensation expense for these awards as of the grant date was $7.3 million, which will be recognized over the vesting period of the awards.
Note 13 — Income taxes
The negative effective income tax rate for the three months ended September 26, 2010 of (34.3%), compared to 27.9% for the three months ended September 27, 2009, reflects the impact of (i) beneficial discrete tax charges recorded during the third quarter of 2010 for the loss on extinguishment of debt, a $5.7 million out of period tax adjustment, which management has determined was not material on a quantitative or qualitative basis to the prior period, associated with tax returns filed and tax audit conclusions and (ii) a reduction in the overall effective tax rate as a result of a shift in the mix of 2010 worldwide taxable income toward a higher foreign concentration at lower statutory rates.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The effective income tax rate for the nine months ended September 26, 2010 was 20.8% compared to 22.8% for the nine months ended September 27, 2009. The decrease in the effective income tax rate reflects the impact of beneficial discrete tax charges recorded during the third quarter of 2010 largely offset by the expiration of U.S. tax regulations in 2010 that enabled us to exclude certain foreign income from our U.S. taxable income in 2009.
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
In September 2010, the Company made a $30 million cash contribution to the Teleflex Retirement Income Plan (“TRIP”) to improve the funded status of the pension plan.
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
Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in Thousands)
Service cost	$688	$619	$183	$87	$2,123	$2,036	$653	$654
Interest cost	4,539	4,861	544	718	13,865	13,890	2,083	2,518
Expected return on plan assets	(4,895)	(3,796)	—	—	(13,617)	(11,173)	—	—
Net amortization and deferral	1,106	983	(101)	141	3,264	3,461	328	582
Settlement gain	—	—	—	—	(35)	—	—	—
Special termination costs	—	—	—	—	—	402	—	395

Net benefit cost	$1,438	$2,667	$626	$946	$5,600	$8,616	$3,064	$4,149

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 — Commitments and contingent liabilities
Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. The following table provides information regarding changes in the Company’s product warranty liability accruals for the nine months ended September 26, 2010 (dollars in thousands):

Balance — December 31, 2009	$12,085
Accruals for warranties issued in 2010	2,662
Settlements (cash and in kind)	(4,370)
Accruals related to pre-existing warranties	472
Effect of translation	(213)

Balance — September 26, 2010	$10,636

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $9.2 million at September 26, 2010. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At September 26, 2010, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 26, 2010, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $7.9 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of September 26, 2010. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
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
The Company developed and implemented a comprehensive plan to correct the issues raised in the letter and further improve overall quality systems. From the end of 2009 to the beginning of 2010, the FDA reinspected the Arrow facilities covered by the corporate warning letter, and Arrow has responded to the observations issued by the FDA as a result of those inspections. Communications received from the FDA indicate that the FDA has classified its inspection observations as “voluntary action indicated,” or VAI. This classification signifies that the FDA has concluded that no further regulatory action is required, and that any observations made during the inspections can be addressed voluntarily by the Company. In addition, in the third quarter of 2010, Arrow submitted and received FDA approval of all currently eligible requests for certificates to foreign governments, or CFGs. The Company believes that the FDA’s approval of its CFG requests is a clear indication that Arrow has substantially corrected the quality system issues identified in the corporate warning letter. The Company is continuing to work with the FDA to resolve all remaining issues and obtain formal closure of the corporate warning letter.

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
Tax audits and examinations: On September 30, 2010, the applicable Statute of Limitations with respect to the Company’s consolidated U.S. Tax Returns for the years 2003-2005 expired. In addition, on October 11, 2010, the Company received notice from the Department of Treasury that the Joint Committee on Taxation had completed its review of the Internal Revenue Service’s examination report with respect to Arrow International’s taxable periods ended August 31, 2006 and October 1, 2007, and was taking no exception to the conclusions reached by the Internal Revenue Service. The Company and the Internal Revenue Service had previously agreed on the conclusions reached in that examination report. This step effectively concludes the examination of those periods. As a result of the expiration of these Statutes and the conclusion of the Arrow International examination, the company will record previously unrecognized tax benefits of approximately $24 million in the fourth quarter of 2010.
The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of September 26, 2010, the most significant tax examinations in process are in the Unites States, Germany, Czech Republic, Italy and France. In conjunction with these examinations and as a regular and routine practice, the Company may determine a need to establish certain reserves or to adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to and/or resolutions of these examinations could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.
Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. On average, such commitments are not at prices in excess of current market.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 — Business segment information
Information about continuing operations by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in thousands)
Segment data:
Medical	$345,041	$350,576	$1,047,005	$1,043,639
Aerospace	46,836	45,847	131,704	126,537
Commercial	51,116	44,318	147,158	124,845

Segment net revenues	$442,993	$440,741	$1,325,867	$1,295,021

Medical	$66,047	$73,159	$213,012	$220,363
Aerospace	8,076	4,554	17,381	8,611
Commercial	6,162	4,104	15,623	7,740

Segment operating profit	80,285	81,817	246,016	236,714
Less: Corporate expenses	12,011	9,040	29,477	30,612
Net (gain) loss on sales of businesses and assets	(183)	—	(183)	2,597
Goodwill impairment	—	—	—	6,728
Restructuring and other impairment charges	1,141	4,783	1,679	13,412
Noncontrolling interest	(339)	(305)	(1,003)	(843)

Income from continuing operations before interest, loss on extinguishments of debt and taxes	$67,655	$68,299	$216,046	$184,208

Note 17 — Divestiture-related activities
When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Net (gain) loss on sales of businesses and assets.
The following table provides the amount of Net (gain) loss on sales of businesses and assets for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in thousands)
Net (gain) loss on sales of businesses and assets	$(183)	$—	$(183)	$2,597
During the third quarter of 2010, the Company realized a $0.2 million gain on the sale of its interest in an affiliate in India.
During the first quarter of 2009, the Company realized a loss of $2.6 million on the sale of a product line in its Marine business.
Discontinued Operations
On June 25, 2010, the Company completed the sale of its rigging products and services business (“Heavy Lift”), a reporting unit within its Commercial Segment, to Houston Wire & Cable Company for $50 million and realized a gain of $17.1 million, net of tax, from the sale of the business.
On March 2, 2010, the Company completed the sale of its SSI Surgical Services Inc. business (“SSI”), a reporting unit within its Medical Segment, to a privately-owned healthcare company for approximately $25 million and realized a gain of $2.0 million, net of tax.
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
The prior period financial statements have been revised to present SSI and Heavy Lift businesses as discontinued operations.
The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in thousands)
Net revenues	$—	$24,952	$37,284	$191,127
Costs and other expenses	—	24,358	34,545	162,789
Goodwill impairment(1)	—	—	—	25,145
Loss (gain) on disposition	—	3,480	(38,562)	(272,307)

(Loss) income from discontinued operations before income taxes	—	(2,886)	41,301	275,500
Taxes (benefit) for income taxes(2)	905	(7,281)	21,322	95,267

(Loss) income from discontinued operations	(905)	4,395	19,979	180,233
Less: Income from discontinued operations attributable to noncontrolling interest	—	—	—	9,860

(Loss) income from discontinued operations attributable to common shareholders	$(905)	$4,395	$19,979	$170,373

(1)	During the second quarter of 2009, the Company recognized a non-cash, non-tax deductible goodwill impairment charge of $25.1 million to adjust the carrying value of Power Systems operations to its estimated fair value.

(2)	Taxes on discontinued operations for the three months ended September 26, 2010 are related to tax returns filed and tax audit conclusions.
Net assets and liabilities of the discontinued operations sold in 2010 were comprised of the following:

(Dollars in thousands)

Net assets	$54,619
Net liabilities	(11,577)

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
We provide a broad-based platform of medical products, which we categorize into four groups: Critical Care, Surgical Care, Cardiac Care and OEM and Development Services. Critical Care, representing our largest product group, includes medical devices used in vascular access, anesthesia, urology and respiratory care applications; Surgical Care includes surgical instruments and devices; and Cardiac Care includes cardiac assist devices and equipment. OEM and Development Services design and manufacture instruments and devices for other medical device manufacturers.
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
On June 25, 2010, we completed the sale of our rigging products and services business (“Heavy Lift”), a reporting unit within our Commercial Segment, to Houston Wire & Cable Company for $50 million and realized a gain of $17.1 million, net of tax, from the sale of the business.
On March 2, 2010, we completed the sale of our SSI Surgical Services Inc. business (“SSI”), a reporting unit within our Medical Segment, to a privately-owned healthcare company for approximately $25 million. We realized a gain of $2.0 million, net of tax, on this transaction.

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
The prior period financial statements have been revised to present SSI and Heavy Lift businesses as discontinued operations. See Note 17 to our condensed consolidated financial statements included in this report for discussion of discontinued operations.
The Medical, Aerospace and Commercial segments comprised 79%, 10% and 11% of our revenues, respectively, for the nine months ended September 26, 2010 and comprised 81%, 10% and 9% of our revenues, respectively, for the same period in 2009.
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
Revenues

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in millions)
Net revenues	$443.0	$440.7	$1,325.9	$1,295.0
Net revenues for the third quarter of 2010 increased approximately 1% to $443.0 million from $440.7 million in the third quarter of 2009. Core growth for the quarter was 4%, offset by foreign currency translation which negatively impacted sales by 2%. The deconsolidation of a variable interest entity in our Medical Segment in the first quarter of 2010 due to the adoption of new accounting guidance caused an additional 1% decline in revenue. Core revenues were higher in the Aerospace Segment (5%), due to improving conditions in commercial aviation markets, and in the Commercial Segment (15%), as recreational boating markets recover from the depressed levels of 2009. Core revenues in the Medical Segment were 2% higher than the third quarter of 2009 as the negative impact of a voluntary recall of a product in our critical care product group and lower sales of orthopedic devices sold to medical original equipment manufacturers, or OEMs, was more than offset by higher sales of other critical care, surgical and cardiac care products.
Net revenues for the first nine months of 2010 increased approximately 2% to $1,325.9 million from $1,295.0 million in 2009. Core growth was 3%, while the disposition of a product line in the Commercial Segment during the first quarter of 2009 and the deconsolidation of an entity in the Medical Segment in the first quarter of 2010 resulted in an aggregate 1% decline in revenues. Each of our three segments reported higher core revenues: Medical (1%), Aerospace (5%) and Commercial (19%).

Gross profit

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in millions)
Gross profit	$203.1	$196.3	$606.2	$578.9
Percentage of sales	45.8%	44.5%	45.7%	44.7%
For the third quarter and for the nine month periods ended September 26, 2010, gross profit as a percentage of revenues increased in each of our three segments compared to the corresponding periods of 2009 as a result of core growth, and, in the Medical Segment, due to the stronger Canadian dollar as compared to the same periods in 2009.
Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in millions)
Selling, general and administrative	$123.4	$113.6	$357.7	$344.3
Percentage of sales	27.9%	25.8%	27.0%	26.6%
Selling, general and administrative expenses as a percentage of revenues for the third quarter of 2010 increased to 27.9% from 25.8% in 2009. The $10 million increase in costs was due to approximately $8 million of higher spending, principally related to Medical Segment sales, marketing, regulatory and administrative activities and approximately $2 million of professional fees incurred in connection with our debt refinancing during the third quarter.
Selling, general and administrative expenses as a percentage of revenues for the first nine months of 2010 increased to 27.0% from 26.6% in 2009. The $13 million increase in costs was principally related to $18 million in higher costs in the Medical Segment largely due to sales, marketing, regulatory and administrative activities, partially offset by reductions in the Aerospace and Commercial segments and Corporate costs of approximately $5 million.
Research and development

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in millions)
Research and development	$11.0	$9.6	$30.9	$27.7
Percentage of sales	2.5%	2.2%	2.3%	2.1%
Higher levels of research and development expenses reflect increased investments related to antimicrobial technologies and the establishment of an innovation center in Malaysia.
Interest expense

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in millions)
Interest expense	$20.1	$21.1	$58.7	$68.5
Average interest rate on debt	5.6%	5.8%	5.6%	5.8%
Interest expense decreased in the third quarter of 2010 compared to the same period of 2009 due to a reduction of approximately $123 million in average outstanding debt. For the first nine months of 2010, average outstanding debt was approximately $178 million lower compared to the corresponding period of 2009.

Loss on extinguishments of debt
During the three and nine months ended September 26, 2010 we recognized $30.4 million of losses on the extinguishment of debt as a result of our refinancing transactions, which are described in Note 8 to the consolidated financial statements included in this report. In connection with the prepayment of our Senior Notes issued in 2007 (the “2007 Notes”), we recognized debt extinguishment costs of approximately $28.8 million relating to the prepayment make-whole fee of $28.1 million, the write-off of $0.6 million of unamortized debt issuance costs incurred prior to the refinancing transactions and related legal fees. In connection with the repayment of $200 million of our Senior Credit Facility, we recognized additional losses on the extinguishment of debt of $1.6 million related to the write-off of unamortized debt issuance costs incurred prior to the refinancing transactions.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009

Effective income tax rate	(34.3)%	27.9%	20.8%	22.8%
The negative effective income tax rate for the three months ended September 26, 2010 of (34.3%), compared to 27.9% for the three months ended September 27, 2009, reflects the impact of (i) beneficial discrete tax charges recorded during the third quarter of 2010 for the loss on extinguishment of debt, a $5.7 million out of period tax adjustment, which management has determined was not material on a quantitative or qualitative basis to the prior period, associated with tax returns filed and tax audit conclusions and (ii) a reduction in the overall effective tax rate as a result of a shift in the mix of 2010 worldwide taxable income toward a higher foreign concentration at lower statutory rates.
The effective income tax rate for the nine months ended September 26, 2010 was 20.8% compared to 22.8% for the nine months ended September 27, 2009. The decrease in the effective income tax rate reflects the impact of beneficial discrete tax charges recorded during the third quarter of 2010 largely offset by the expiration of U.S. tax regulations in 2010 that enabled us to exclude certain foreign income from our U.S. taxable income in 2009.
Goodwill impairment

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in millions)
Goodwill impairment	$—	$—	$—	$6.7
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
Restructuring and other impairment charges

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Dollars in millions)
2008 Commercial Segment Restructuring Program	$—	$0.2	$—	$2.2
2007 Arrow Integration Program	1.1	1.3	1.7	5.4
Impairment charges — intangibles and fixed assets	—	3.3	—	5.8

Restructuring and other impairment charges	$1.1	$4.8	$1.7	$13.4

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

In connection with the acquisition of Arrow in 2007, we formulated a plan related to the integration of Arrow and our other Medical businesses. The integration plan focused on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. Costs related to actions that affected employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affected employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the condensed consolidated statement of operations. These costs amounted to approximately $1.1 million and $1.7 million during the three and nine months ended September 26, 2010, respectively. As of September 26, 2010, we estimate that, for the remainder of 2010, the aggregate of future restructuring and impairment charges that we will incur in connection with the Arrow integration plan are approximately $0.5 - $0.9 million. Of this amount, $0.3 — $0.5 million relates to employee termination costs, $0.1 - $0.2 million relates to facility closure costs and $0.1 — $0.2 million relates to contract termination costs associated with the termination of a European distributor agreement. We expect to have realized aggregate annual pre-tax savings of between $70 — $75 million after these integration and restructuring actions are complete.
For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.
Segment Reviews

	Three Months Ended			Nine Months Ended
			%			%
	September 26,	September 27,	Increase/	September 26,	September 27,	Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(Dollars in millions)			(Dollars in millions)

Medical	$345.1	$350.6	(2)	$1,047.0	$1,043.7	—
Aerospace	46.8	45.8	2	131.7	126.5	4
Commercial	51.1	44.3	15	147.2	124.8	18

Segment net revenues	$443.0	$440.7	1	$1,325.9	$1,295.0	2

Medical	$66.0	$73.2	(10)	$213.0	$220.4	(3)
Aerospace	8.1	4.5	80	17.4	8.6	102
Commercial	6.2	4.1	51	15.6	7.7	103

Segment operating profit (1)	$80.3	$81.8	(2)	$246.0	$236.7	4

(1)	See Note 16 of our condensed consolidated financial statements for a reconciliation of segment operating profit to income from continuing operations before interest, loss on extinguishments of debt and taxes.
The percentage changes in net revenues during the three and nine months ended September 26, 2010 compared to the same period in 2009 are due to the following factors:

	% Increase/ (Decrease)
	2010 vs. 2009
	Medical		Aerospace		Commercial		Total
	Three	Nine	Three	Nine	Three	Nine	Three	Nine
	Months	Months	Months	Months	Months	Months	Months	Months
Core growth	2	1	5	5	15	19	4	3
Currency impact	(3)	—	(3)	(1)	—	1	(2)	—
Dispositions(a)	(1)	(1)	—	—	—	(2)	(1)	(1)

Total change	(2)	—	2	4	15	18	1	2

(a)	“Dispositions” includes the impact of a deconsolidation of a variable interest entity in the Medical Segment in the first quarter of 2010 as a result of the adoption of new accounting guidance. See Note 2 to our condensed consolidated financial statements included in this report for information on the new accounting guidance.

The following is a discussion of our segment operating results.
Comparison of the three and nine months ended September 26, 2010 and September 27, 2009
Medical
Medical Segment net revenues declined 2% in the third quarter of 2010 to $345.1 million, from $350.6 million in the same period last year. The decrease was a result of foreign currency movements (3%) and the impact of the deconsolidation of a variable interest entity due to the adoption of new accounting guidance in the first quarter of 2010 (1%), which more than offset the increase in core revenue (2%). Core revenue increases in respiratory, urology, anesthesia, surgical, cardiac care and specialty products sold to medical OEM’s were somewhat offset by a decline in vascular access sales. The decline in vascular access sales was due to the voluntary recall of custom IV tubing product that was announced in February 2010.
Net revenues for the first nine months of 2010 of $1,047.0 million were essentially unchanged from the $1,043.7 million reported in the same period last year, as core growth of 1% was offset by the impact of the deconsolidation of a variable interest entity (1%). The increase in core revenue was predominantly in the European and Asia/Latin American critical care product groups and OEM specialty sutures and other devices, offset by declines in OEM orthopedic implant products and in North American surgical products.
Information regarding net revenues by product group is provided in the following tables.

			% Increase/ (Decrease)
	Three Months Ended			Currency
	September 26,	September 27,	Core	Impact/		Total
	2010	2009	Growth	Other		Change
	(Dollars in millions)
Critical Care	$226.2	$231.5	—	(2)		(2)
Surgical	61.6	61.4	3	(3)		—
Cardiac Care	17.4	16.9	6	(3)		3
OEM	39.5	37.6	7	(2)		5
Other	0.4	3.2	(18)	(70	)(a)	(88)

Total net sales	$345.1	$350.6	2	(4)		(2)

			% Increase/ (Decrease)
	Nine Months Ended			Currency
	September 26,	September 27,	Core	Impact/		Total
	2010	2009	Growth	Other		Change
	(Dollars in millions)
Critical Care	$685.7	$680.5	1	—		1
Surgical	191.0	192.1	(1)	—		(1)
Cardiac Care	54.5	51.6	6	—		6
OEM	113.8	109.4	5	(1)		4
Other	2.0	10.1	(13)	(67	)(a)	(80)

Total net sales	$1,047.0	$1,043.7	1	(1)		—

(a)	“Other” in 2009 included the net revenues of a variable interest entity that was deconsolidated in the first quarter of 2010 as a result of the adoption of new accounting guidance. See Note 2 to our condensed consolidated financial statements for information on the new accounting guidance.

Medical Segment net revenues for the nine months ended September 26, 2010 and September 27, 2009, respectively, by geographic location were as follows:

	2010	2009
North America	52%	53%
Europe, Middle East and Africa	36%	36%
Asia and Latin America	12%	11%
The recall of our custom IV tubing product during the first quarter of 2010, which contributed to a decline in vascular access sales, had a negative impact on sales of our critical care products during the three and nine month periods ended September 26, 2010. This impact on the third quarter was offset by higher sales of anesthesia products (principally in Europe and North America) and respiratory products in Asia/Latin America compared with the prior year quarter.
Surgical core revenue increased approximately 3% in the third quarter of 2010 compared with 2009, primarily attributed to higher sales in Europe and Asia/Latin America. For the first nine months of 2010, surgical core revenue decreased 1% due to lower sales of general instrument and closure devices, mainly in North America which were partially offset by higher ligation sales in Europe and Asia/Latin America.
Core revenue of cardiac care products during the third quarter of 2010 compare favorably to the same period of 2009 due to higher sales of intra aortic balloon pumps and catheters, primarily in European markets.
Core revenue to OEMs increased 7% in the third quarter of 2010 and 5% for the first nine months of 2010 compared with 2009. This increase is largely attributable to higher sales of specialty suture and catheter fabrication products, partially offset by lower sales of orthopedic implant products due to customer inventory rebalancing, a reduction in new product launches by OEM customers and overall weakness in the OEM orthopedic markets.
Operating profit in the Medical Segment decreased 10%, from $73.2 million in the third quarter of 2009 to $66.0 million during the third quarter of 2010. Operating profit during the third quarter of 2010 was unfavorably impacted by approximately $9 million higher spending on sales, marketing, regulatory, administrative and research and development activities. This higher spending and the stronger US dollar against the Euro more than offset the additional gross profit from the 2% core revenue growth during the quarter.
Medical Segment operating profit decreased 3%, from $220.4 million during the first nine months of 2009 to $213.0 million during the first nine months of 2010. The positive impact on operating profit from a weaker U.S. dollar against the Canadian dollar and approximately $6 million of lower manufacturing costs during the first nine months of 2010 as a result of cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition and $3 million lower expenses related to the remediation of FDA regulatory issues, were more than offset by approximately $24 million higher spending on sales, marketing, regulatory, administrative and research and development activities.
Aerospace
Aerospace Segment revenues increased 2% in the third quarter of 2010 to $46.8 million, from $45.8 million in the same period in 2009 and increased 4% for the first nine months of 2010 to $131.7 million, from $126.5 million in the first nine months of 2009. During the third quarter, core revenue increased 5%, while currency movements decreased sales by 3%. Higher sales of (i) cargo system spare components and repairs, (ii) actuation products, (iii) narrow-body cargo handling systems and (iv) cargo containers were somewhat offset by lower sales of wide-body cargo handling systems to aircraft manufacturers and cargo systems for aftermarket conversions. For the first nine months of 2010, core revenue increased 5%, while currency movements decreased sales by 1% compared to the same period of 2009. The core growth is due principally to higher sales of wide-body cargo handling systems, cargo system spare components and repairs, and actuation products, which were somewhat offset by lower sales of narrow-body cargo handling systems.
Segment operating profit increased 80% in the third quarter of 2010 to $8.1 million, compared to $4.5 million in the same period of 2009, and increased 102% for the first nine months of 2010 to $17.4 million, compared to $8.6 million for the first nine months of 2009. The increase in operating profit for the third quarter was primarily due to a favorable sales mix of higher margin cargo system spare components and repairs, and manufacturing efficiencies achieved in the production of wide-body cargo handling systems for aircraft manufacturers. The higher operating profit for the first nine months of 2010 compared to the same period of 2009 is a result of essentially the same factors applicable to the third quarter operating profit increase. In addition, operating profit for the nine months ended September 26, 2010 was adversely affected by the impact of a $1.2 million write-down of certain actuation products to net realizable value during the second quarter of 2009.

Commercial
Commercial Segment revenues increased approximately 15% in the third quarter of 2010 to $51.1 million, from $44.3 million in the same period last year. Core growth accounted for the entire increase in sales. Higher sales of marine products to OEM manufacturers for the recreational boat market and spare parts in the marine aftermarket accounted for 17% of sales growth while lower sales of industrial non-marine products negatively impacted sales growth 2%. Higher sales of Marine products are indicative of improved conditions in that sector compared to the significantly depressed conditions that existed during the third quarter of 2009.
Commercial Segment revenues increased approximately 18% in the first nine months of 2010 to $147.2 million, from $124.8 million in the same period last year. Core growth of 19% and favorable currency movements of 1% were partially offset by the impact from the divestiture of a marine product line in the first quarter of 2009 (2%). Higher sales of marine products to OEM manufacturers for the recreational boat market and spare parts in the marine aftermarket accounted for 22% of sales growth while lower sales of industrial non-marine products negatively impacted sales growth by 4%.
During the third quarter of 2010, operating profit in the Commercial Segment increased 51% to $6.2 million, compared to $4.1 million in the third quarter of 2009. The trend in operating income was primarily the result of higher sales volumes.
For the first nine months of 2010, Commercial Segment operating income increased 103% to $15.6 million, compared to $7.7 million for the same period last year. This increase principally was due to higher sales volumes of marine products to OEM manufacturers for the recreational boat market and spare parts in the marine aftermarket, as well as a reduction in factory costs of approximately $2.0 million resulting from facility consolidations in 2009.
Liquidity and Capital Resources
Refinancing Transactions
In August 2010, we entered into a series of refinancing transactions comprised of (i) a public offering of $400.0 million aggregate principal amount of 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”), (ii) the amendment of certain terms of our senior credit facilities, (iii) the extension of the maturity of a portion of our borrowings under the senior credit facilities, (iv) the repayment of $200.0 million of borrowings under the senior credit facilities, (v) the amendment of certain terms of our Senior Notes and (vi) the prepayment of all of our 2007 Notes, which had an outstanding aggregate principal amount of $196.6 million and were scheduled to mature in 2012 and 2014. The refinancing transactions were designed to improve near term liquidity and financial flexibility by extending debt maturities. Debt maturities before and after the refinancing are summarized as follows:

	(Dollars in millions)
	2010	2011	2012	2013	2014	2015	2016	2017
Maturity schedule:
Prior to refinancing	$41.1	$145.0	$756.6	$—	$136.5	$—	$90.1	$—
After refinancing	$36.2	$145.0	$45.2	$36.4	$414.9	$—	$90.1	$400.0
Cash Flows
Operating activities from continuing operations provided net cash of approximately $146.8 million during the first nine months of 2010. Year over year cash flow from operating activities increased $76.1 million from the first nine months of 2009. The increase is due to lower tax payments in 2010 primarily related to the absence of the $97 million tax payment in 2009 related to the sale of the ATI businesses, a tax refund of $59.5 million in 2010 and lower payments for restructuring and integration programs. The increase was partly offset by a $24.6 million increase in our contributions to domestic defined benefit pension plans in 2010 over the comparable period in 2009 and a decrease of $39.7 million that resulted from the adoption of an amendment to Financial Accounting Standards Board Accounting Standards Codification topic 860, “Transfers and Servicing” (“ASC topic 860”) in the first quarter of 2010. Specifically, upon adoption of the amendment, the accounts receivable that we previously treated as sold and removed from the balance sheet under our securitization program are now required to be accounted for as secured borrowings and reflected as short-term debt on our balance sheet. The effect of the amendment is reflected in our condensed consolidated statements of cash flows under financing activities in the increase (decrease) in notes payable and current borrowings and under operating activities in the accounts receivable use of cash.
Investing activities from continuing operations provided net cash of $52.1 million during the first nine months of 2010, primarily reflecting $24.7 million in proceeds from the sale of SSI and $50.0 million from the sale of Heavy Lift, partly offset by capital expenditures of $23.8 million.

Financing activities from continuing operations used net cash of $136.7 million during the first nine months of 2010. During the third quarter of 2010, we refinanced a portion of our long-term debt. On August 9, 2010, we issued $400.0 million principal amount of Convertible Notes. We used approximately $88.0 million of the proceeds to purchase call options which was partially offset by the receipt of $59.4 million from the sale of warrants. We used $200.0 million of the proceeds to repay term loan borrowings under our senior credit facility. In connection with the refinancing transactions we incurred $21.4 million of transaction fees and expenses, including underwriters’ discounts and commissions. We used the remainder of the net proceeds, together with available cash, to prepay all of our outstanding 2007 Notes at an aggregate prepayment purchase price equal to the aggregate outstanding principal amount of $196.6 million and a $28.1 million prepayment make-whole amount on the 2007 Notes. In addition, we paid $40.7 million of dividends. These reductions in cash flows from financing activities were partly offset by the $34.7 million effect in notes payable and current borrowings of reflecting the securitization program as a secured borrowing in 2010.
Other Liquidity
In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, our senior loan agreements limit the aggregate amount of share repurchases and other restricted payments we may make to $75 million per year in the event our consolidated leverage ratio exceeds 3.5 to 1. Accordingly, these provisions may limit our ability to repurchase shares under this Board authorization. Through September 26, 2010, no shares have been purchased under this Board authorization.
The following table provides our net debt to total capital ratio:

	September 26,	December 31,
	2010	2009
	(Dollars in millions)
Net debt includes:
Current borrowings	$181.2	$4.0
Long-term borrowings	904.4	1,192.5

Total debt	1,085.6	1,196.5
Less: Cash and cash equivalents	247.8	188.3

Net debt	$837.8	$1,008.2

Total capital includes:
Net debt	$837.8	$1,008.2
Total common shareholders’ equity	1,713.2	1,580.2

Total capital	$2,551.0	$2,588.4

Percent of net debt to total capital	33%	39%
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
We believe that our cash flow from operations and our ability to access additional funds through credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations. As of September 26, 2010, we had no outstanding borrowings and approximately $4 million in outstanding standby letters of credit issued under our $400 million revolving credit facility. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition, in connection with the public offering of the Convertible Notes, the Company entered into certain convertible note hedge and warrant transactions, which could have a dilutive effect with respect to the common stock or, if the Company so elects, obligate the Company to make certain cash payments. For additional information regarding the terms of the convertible note hedge and warrant transactions, see Note 8 to the consolidated financial statements included in this report. For additional information regarding certain risks associated with the convertible note hedge and warrant transactions, see the risk factors included in Exhibit 99.1 to this report.
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
The Company developed and implemented a comprehensive plan to correct the issues raised in the letter and further improve overall quality systems. From the end of 2009 to the beginning of 2010, the FDA reinspected the Arrow facilities covered by the corporate warning letter, and Arrow has responded to the observations issued by the FDA as a result of those inspections. Communications received from the FDA indicate that the FDA has classified its inspection observations as “voluntary action indicated,” or VAI. This classification signifies that the FDA has concluded that no further regulatory action is required, and that any observations made during the inspections can be addressed voluntarily by the Company. In addition, in the third quarter of 2010, Arrow submitted and received FDA approval of all currently eligible requests for certificates to foreign governments, or CFGs. The Company believes that the FDA’s approval of its CFG requests is a clear indication that Arrow has substantially corrected the quality system issues identified in the corporate warning letter. The Company is continuing to work with the FDA to resolve all remaining issues and obtain formal closure of the corporate warning letter.
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
Item 1A. Risk Factors
The Company updated and amended its risk factors in connection with the public offering of the Convertible Notes. The risk factors, as so revised, were included on pages S-11 to S-26, S-28, S-29 and S-32 to S-34 of the Prospectus Supplement, dated August 3, 2010 (to the Prospectus dated August 2, 2010) relating to the Convertible Notes. Those risk factors have been filed as Exhibit 99.1 to this report, and are incorporated hereby by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit No.		Description

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a—14(b) under the Securities Exchange Act of 1934.

32.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a—14(b) under the Securities Exchange Act of 1934.

99.1	—
Pages S-11 to S-26, S-28, S-29 and S-32 to S-34 of the Prospectus Supplement, dated August 3, 2010 (to the Prospectus dated August 2, 2010) relating to the public offering of the Company’s 3.875% Convertible Senior Subordinated Notes due 2017, which pages are incorporated by reference in Part II, Item 1A of this report.

101.1	—
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2010 and September 27, 2009; (ii) the Condensed Consolidated Balance Sheets as of September 26, 2010 and September 27, 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2010 and September 27, 2009; (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 26, 2010 and September 27, 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Dated: October 27, 2010