Form 10-K
period 2010-12-31
TELEFLEX INC
filed 2011-02-25
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (39,757,595 shares) on June 25, 2010 (the last business day of the registrant’s most recently completed fiscal second quarter) was $2,224,039,864 (1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

The registrant had 40,000,455 Common Shares outstanding as of February 11, 2011.

DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2011 Annual Meeting of Shareholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.

(1)	For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

		Page

PART I
ITEM 1:	BUSINESS	2
ITEM 1A:	RISK FACTORS	14
ITEM 1B:	UNRESOLVED STAFF COMMENTS	28
ITEM 2:	PROPERTIES	28
ITEM 3:	LEGAL PROCEEDINGS	29

PART II
ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	31
ITEM 6:	SELECTED FINANCIAL DATA	33
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	59
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	60
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	60
ITEM 9A:	CONTROLS AND PROCEDURES	60
ITEM 9B:	OTHER INFORMATION	61

PART III
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	61
ITEM 11:	EXECUTIVE COMPENSATION	61
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	61
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	61
ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES	62
PART IV
ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	62
SIGNATURES		63
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
CERTIFICATION OF CHIEF EXECUTIVE OFFICER, PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER, PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER, PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER, PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-10.3
EX-10.4
EX-10.12
EX-10.18
EX-12.1
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Information Concerning Forward-Looking Statements

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including our ability to resolve, to the satisfaction of the U.S. Food and Drug Administration (FDA), the issues identified in the corporate warning letter issued to Arrow International; changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A Risk Factors of this Annual Report on Form 10-K. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

PART I

ITEM 1.	BUSINESS

Teleflex Incorporated is referred to herein as “we,” “us,” “our,” “Teleflex” and the “Company.”

THE COMPANY

Teleflex is principally a global provider of medical technology products that enable healthcare providers to improve patient outcomes and enhance patient and provider safety. We primarily develop, manufacture and supply single-use medical devices used to provide access to the body for common diagnostic and therapeutic procedures in critical care and surgery. Our focus is on medical technology solutions that provide cost-effective clinical benefits and enable healthcare providers to reduce infection, provide less invasive access and improve patient safety. We serve hospitals and healthcare providers in more than 130 countries.

While we are committed to becoming exclusively a medical technology company, we continue to operate businesses that serve non-medical niche segments of the aerospace and commercial markets with specialty engineered products. We expect to strategically divest these businesses over time. Our aerospace products include cargo-handling systems, containers and pallets for commercial air cargo. Our commercial products include driver controls, engine assemblies and drive parts for the marine industry.

We are focused on achieving consistent, sustainable, profitable growth. We believe that we will achieve revenue growth by introducing new products and product line extensions, expanding our geographic reach, leveraging our existing distribution channels, and further investing in global sales channels. We may also achieve revenue growth through select acquisitions that enhance or expedite our development initiatives and our ability to increase our market share.

We anticipate that margin expansion will be achieved by increasing our focus on sales of higher margin product lines and through initiatives intended to improve operational effectiveness. Our margin expansion initiatives may include consolidation and improvements in the efficiency of our distribution and supply chain, consolidation and productivity improvements of manufacturing locations, and further initiatives to reduce general and administrative expenses. We expect that some of these cost savings will be offset by increases in spending in research and development designed to support new product activity.

We believe our research and development capabilities, established global sales channels, and lean low cost manufacturing allow us to bring cost-effective innovative products to market that help clinicians to improve the safety, efficacy and quality of patient care.

Teleflex provides a broad-based platform of medical technology products, which we categorize into four groups: Critical Care, Surgical Care, Cardiac Care and OEM and Development Services.

Critical Care

Critical care products represent our largest product group and include medical devices used in vascular access, anesthesia, urology and respiratory care applications. Our primary critical care products and product brands include the following:

•	Arrow vascular access products, including a range of catheter based technologies used to facilitate multiple critical care therapies:

•	Arrow central venous access catheters, or CVCs, featuring the ARROWg+ard, or ARROWg+ard Blue Plus antimicrobial surface treatments;

•	Arrow peripherally inserted central catheters, or PICCs, including the ArrowEVOLUTION PICC with Chlorag+ard technology, a new Chlorhexidine-based antimicrobial technology designed to reduce colonization of resistant bacterial and fungal pathogens responsible for catheter related bloodstream infections;

•	Arrow hemodialysis catheters used in the treatment of both chronic and acute conditions; and

•	catheters and accessories used in critical care monitoring and treatment.

•	The VasoNova Vascular Positioning System is a central venous catheter tip navigation system that is designed to provide clinicians precise and consistent tip location;

•	Arrow regional anesthesia products, which include catheters used in acute pain management in epidural, spinal and peripheral nerve block procedures;

•	Rüsch and Sheridan endotracheal tubes, laryngoscopes, laryngeal masks, airways and face masks used for access to and management of the airway;

•	Hudson RCI and Gibeck brand humidifiers, circuits, nebulizers, filters, masks, tubing and cannulas used in aerosol and medication delivery, oxygen therapy and ventilation management; and

•	Rüsch urology catheters (including Foley, intermittent, external and suprapubic), urine collectors, used to provide access for bladder management, catheterization accessories and products for operative endurology.

Surgical Care

We provide surgical devices and instruments used in general and specialty surgical procedures, including:

•	Weck ligation products, clips and appliers;

•	Deknatel sutures;

•	Pilling hand-held instruments for general and specialty surgical procedures;

•	Pleur-evac fluid management products used for chest drainage; and

•	Taut access ports used in minimally invasive surgical procedures, including robotic surgery.

Cardiac Care

We are a global provider of devices used in the treatment of patients with severe cardiac conditions, including:

•	Arrow AutoCAT2 WAVE Intra Aortic Balloon Pump System; and

•	Arrow Intra Aortic Balloon Catheters and accessories.

OEM and Development Services

We also design and manufacture instruments and devices for other medical device manufacturers, which include our Beere Medical, KMedic, Specialized Medical Devices, Deknatel and TFXOEM customized medical instruments, implants and components.

HISTORY AND RECENT DEVELOPMENTS

Teleflex was founded in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, we have grown through an active program of development of new products, introduction of products into new geographic or end-markets and through acquisitions of companies with related market, technology or industry expertise. Throughout our history, we have continually focused on providing innovative, technology-driven, specialty-engineered products that help our customers meet their business requirements.

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

We regularly evaluate the composition of the portfolio of our products and businesses to ensure alignment with our overall objectives. We strive to maintain a portfolio of products and businesses that provide consistency of performance, improved profitability and sustainable growth.

On January 30, 2011, Benson F. Smith was named Chairman, President and Chief Executive Officer replacing Jeffrey P. Black, who resigned by mutual agreement with our Board of Directors. Mr. Smith has served as a Director on our Board since April 2005. For more information regarding Mr. Smith’s background and experience, see “Executive Officers.”

OUR BUSINESS SEGMENTS

We operate our businesses through three segments, the largest of which is our Medical Segment, which represented 80 percent of our consolidated revenues and 87 percent of our segment operating profit in 2010. Our Aerospace and Commercial segments represented 10 percent and 10 percent of consolidated revenues, respectively, and 7 percent and 6 percent of segment operating profit, respectively, in 2010.

Additional information regarding our segments and geographic areas is presented in Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

 Medical

Our Medical Segment designs, develops, manufactures and supplies medical devices for critical care and surgical applications. We categorize our medical products into four product groups: Critical Care, Surgical Care, Cardiac Care, and OEM and Development Services.

Approximately 50 percent of our segment revenues are derived from customers outside the United States. Our Medical Segment operates 30 manufacturing sites, with major manufacturing operations located in Czech Republic, Malaysia, Mexico and the United States.

The following is an overview of the four product groups within our Medical Segment.

Critical Care

Critical care, which is predominantly comprised of single use products, constitutes the largest product category within our Medical Segment, representing 66 percent of segment revenues in 2010. Our medical products are used in a wide range of critical care procedures for vascular access, respiratory care, anesthesia and airway management, treatment of urologic conditions and other specialty procedures.

We are a leading provider of specialty products for critical care. Our products are generally marketed under the brand names of Arrow, Rüsch, HudsonRCI, Gibeck and Sheridan. The large majority of sales for disposable medical products are made to the hospital/healthcare provider market, with a smaller percentage sold to alternate sites.

Vascular Access Products

Our vascular access products, which accounted for 29 percent of Medical Segment revenues in 2010, are generally catheter-based products used in a variety of clinical procedures to facilitate multiple critical care therapies including the administration of intravenous medications and other therapies, and the measurement of blood pressure and taking of blood samples through a single puncture site.

Our vascular access catheters and related devices consist principally of central venous access catheters such as the following:

•	the Arrow-Howe’s Multi-Lumen Catheter, a catheter equipped with three or four channels, or lumens;

•	double-and single-lumen catheters, which are designed for use in a variety of clinical procedures;

•	the Arrow Pressure Injectable CVC, which gives clinicians who perform contrast-enhanced CT scans the option of using an indwelling pressure injectable Arrow CVC without having to insert another catheter for their scan; and

•	percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures.

Many of our vascular access catheters are treated with the ARROWg+ard or ARROWg+ard Blue Plus antimicrobial surface treatments to reduce the risk of catheter related bloodstream infections. ARROWg+ard Blue Plus provides antimicrobial treatment of the interior lumens and hubs of each catheter.

We also provide a range of peripherally inserted central catheters, or PICCs, which are soft, flexible catheters inserted in the upper arm and advanced into the superior vena cava and are accessed for administration of various types of intravenous medications and therapies, Our offerings include a pressure injectable peripherally inserted catheter which addresses the therapeutic need for a catheter that can withstand the higher pressures required by the injection of contrast media for CT scans. The three newest additions to the PICC portfolio in the United States include:

•	ArrowEVOLUTION PICC with Chlorag+ard technology, a pressure-injectable PICC treated with a chlorhexidine-based solution from tip to hub on both the inner and outer lumen surfaces;

•	a device utilizing Accelerated Seldinger Technique to make the placement of PICCs faster, safer and simpler; and

•	The VasoNova Vascular Positioning System is a central venous catheter tip navigation system designed to provide clinicians precise and consistent placement of the catheter tip, significantly increasing the success rate of first time placement, shortening hospital stays and lowering costs associated with catheter insertion procedures.

Introduced in 2010, Chlorag+ard is our newest coating technology for use on some peripherally inserted central catheters, providing a reduction in colonization of pathogens responsible for causing catheter — related bloodstream infections for up to 30 days.

As part of our ongoing efforts to meet physicians’ needs for safety and management of risk of infection in the hospital setting, we offer many of our vascular access catheters in a Maximal Barrier Precautions Tray. The tray is available for central venous (CVC), multi access (MAC) and peripheral venous access (PICC) and includes a full body drape, coated or non-coated catheter and other accessories.

The features of these kits were created to assist healthcare providers in complying with guidelines for reducing catheter-related bloodstream infections that have been established by a variety of health regulatory agencies, such as the Centers for Disease Control and Prevention and the Joint Commission on the Accreditation of Healthcare Organizations.

Our newest offering is the ErgoPack system designed to support consistent compliance with established guidelines for infection prevention and safety measures during catheter insertion. The system provides components which are packaged in the tray in the order in which they will be needed during the procedure and incorporates features intended to enhance ease of use and patient and provider safety. The ErgoPack system is offered for CVC, PICC, MAC and Acute Hemodialysis product offerings.

Our vascular access products also include specialty catheters and related products used in a range of other procedures and include percutaneous thrombolytic devices, which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients; hemodialysis access catheters, including the Cannon® Catheter, which is used to facilitate dialysis treatment, and radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples.

Respiratory Care

Our respiratory care products, which accounted for 12 percent of Medical Segment revenues in 2010, principally consist of devices used in aerosol and medication delivery, oxygen therapy and ventilation management. We offer an extensive range of aerosol therapy products, including: the Micromist Nebulizer for small volumes; the Neb-U-Mask System, which is a combination device that enables concurrent delivery of aerosolized medications and high concentrations of oxygen or heliox; and the Opti-Neb Pro Compressor, which is a compact compressor available with both reusable and disposable nebulizers. We are also a global provider of oxygen supplies, offering a broad range of products to deliver oxygen therapy safely and comfortably. These include masks, cannulas, tubing and humidifiers. These products are used in a variety of clinical settings including hospitals, long-term care facilities, rehabilitation centers and patients’ homes to treat respiratory ailments such as chronic lung disease, pneumonia, cystic fibrosis and asthma.

Our ventilation management products are designed to promote patient safety and maximize clinician efficiency. These products include ventilator circuits with an extended life to support clinical practice guidelines, high efficiency particulate air (HEPA) filters that provide protection against the transmission of bacteria and viruses, heat and moisture exchangers that reduce circuit manipulation and cross-contamination risk and heated humidifiers that promote patient compliance to non-invasive respiratory strategies, such as non-invasive ventilation and high flow oxygen therapy. Recently introduced products include the Gibeck HumidFlo heat and moisture exchanger, which enables medication to be delivered without breaking the breathing circuit or interrupting ventilation, and OSMO, a product that enables maintenance free water removal from the expiratory limb of the breathing circuit during mechanical ventilation (breathing systems used to deliver medical gases from a ventilator to a patient’s lungs).

Our ConchaTherm Neptune is a heated humidification solution. It is designed to enable the caregiver to customize patient treatment to enhance patient outcomes while maintaining clinician efficiency.

During 2010, we launched the Gibeck Humid-Flo 72-Hour Passive Humidification Kit, an integrated system that promotes best practices for Ventilator Associated Pneumonia (VAP) risk reduction. This unique kit includes all the components the caregiver needs to begin passive humidification for mechanically ventilated patients.

Anesthesia and Airway Management

Our anesthesia and airway management products, which accounted for 15 percent of our Medical Segment revenues in 2010, include endotracheal tubes, laryngeal masks, airways and face masks to deliver anesthetic agents and oxygen. To assist in the placement of endotracheal tubes, we provide a comprehensive and unique line of laryngoscope blades and handles, including standard halogen and fiber optic light sources. In 2010, we expanded our endotracheal tube offerings with the introduction, in both the United States and Europe, of the Teleflex ISIS HVT, which features an integrated suction port and separate suction line allowing for subglottic secretion suctioning on demand. When needed, the suction tube attaches to the ISIS HVT via a secure locking connection. We also extended our tracheostomy product line offered in the EMEA region (Europe, the Middle

East and Africa) with the introduction of Crystal Clear Trach and TracFlex Plus and our laryngeal mask product offerings with the introduction of SureSeal laryngeal mask with Cuff Pilot.

Our regional anesthesia or acute pain management products include epidural, spinal and peripheral nerve block catheters. Nerve blocks provide pain relief during and after surgical procedures and help clinicians better manage each patient’s pain. We offer the first stimulating continuous nerve block catheter, the Arrow StimuCath, which confirms the positive placement of the catheter next to the nerve. The Arrow Flex Tip Plus continuous epidural catheter features a soft, flexible tip that helps reduce the incidence of complications, such as transient paresthesia (a sensation of tingling, pricking, or numbness of a person’s skin) and inadvertent penetration of blood vessels or the dura, while improving the clinician’s ability to thread the catheter into the epidural space. Our Arrow TheraCath epidural catheter, with high compression strength for direction-ability and enhanced radiopacity (the ability to stop the passage of x-rays), was designed for pain management procedures where increased steer-ability is important. Additional integral components create a range of standard and custom procedural kits. In 2009, we introduced a new line of kits designed for administration of anesthesia, marketed under the Arrow SureBlock Spinal Anesthesia brand name.

Urology

Our line of urology products, which accounted for 10 percent of our Medical Segment revenues in 2010, provides bladder management for patients in the hospital and home care markets. Our product portfolio consists principally of a wide range of catheters (including Foley, intermittent, external and suprapubic), urine collectors, catheterization accessories and products for operative endurology marketed under the Rusch brand name.

Our urology business in Europe and the United States also serves home care markets and patient care outside of the hospital. Over the past few years, we have expanded our offerings for these markets to include a wider range of intermittent catheters, catheter insertion kits and accessories used by quadriplegic and paraplegic people. Many of these products are designed to support patient safety and infection prevention efforts. For example, we recently introduced an intermittent catheter with hydrophilic coating, an Ergothan tip, protective sleeve and saline solution in our EMEA region.

Home care markets are subject to local and regional reimbursement regulations that can impact volumes and pricing. For example, in the United States, reimbursement regulations were implemented in 2008 that permit reimbursement for up to 200 catheters per month, replacing the previous limit of four catheters per month. The change promoted a shift from re-useable catheters, with their inherent risk of infections, to single use intermittent catheters. Sales of our intermittent catheters in the U.S. have benefited from this change in reimbursement policy.

Surgical Care

Surgical care, which is predominantly comprised of single use products, represented 18 percent of Medical Segment revenues in 2010. Our surgical products include: ligation and closure products, including appliers, clips, and sutures used in a variety of surgical procedures; access ports used in minimally invasive surgical procedures including robotic surgery; and fluid management products used for chest drainage. Our surgical products also include hand-held instruments for general and specialty surgical procedures. We market surgical products under the Deknatel, Pleur-evac, Pilling, Taut and Weck brand names.

Hem-o-lok, a significant part of the Weck portfolio, is a unique locking polymer ligation clip that combines the security of a suture with the speed of a metal clip for open and laparoscopic surgery. Hem-o-lok clips have special applications in robotic, laparoscopic and cardiovascular surgery.

Recently introduced products include the Taut Universal Seal designed for use with the ADAPt line of bladeless laparoscopic access devices, a rotating head stapler and a new long endoscopic clip applier. In 2010, we extended our line of cardiovascular sutures with the introduction of Deklene Maxx.

Cardiac Care

Cardiac care products accounted for approximately 5 percent of Medical Segment revenues in fiscal 2010. Products in this category include diagnostic catheters and capital equipment. Our diagnostic catheters include thermodilution and wedge pressure catheters; specialized angiographic catheters, such as Berman and Reverse Berman catheters; therapeutic delivery catheters, such as temporary pacing catheters; and intra-aortic balloon, or IAB, catheters. Capital equipment includes our intra-aortic balloon pump, or IABP, consoles. IABP products are used to augment oxygen delivery to the cardiac muscle and reduce the oxygen demand after cardiac surgery, serious heart attack or interventional procedures.

The IAB and IABP product lines feature the AutoCAT 2 WAVE console and the FiberOptix catheter, which together utilize fiber optic technology for arterial pressure signal acquisition and enable the patented WAVE timing algorithm to support the broadest range of patient heart rhythms, including severely arrhythmic patients.

OEM and Development Services

Customized medical instruments, implants and components sold to original equipment manufacturers, or OEMs, represented 11 percent of Medical Segment revenues in 2010. Under the Beere Medical, KMedic, Specialized Medical Devices, Deknatel and TFXOEM brand names, we provide specialized product development services, which include design engineering, prototyping and testing, manufacturing, assembly and packaging. Our OEM product development and manufacturing facilities are located globally in close proximity to major medical device manufacturers in Germany, Ireland, Mexico and the United States.

The OEM category includes custom extrusion, catheter fabrication, introducer systems, sheath/dilator sets, specialty sutures, resins and performance fibers. We also provide machined and forged instrumentation for general and specialty procedures, Ortho-Grip® instrument handles and fixation devices used primarily for orthopedic procedures.

Medical Segment Revenues

The following table sets forth revenues for 2010, 2009 and 2008 by product category for the Medical Segment.

	2010	2009	2008
	(Dollars in thousands)

Critical Care	$943,367	$939,390	$957,129
Surgical Care	262,683	260,666	272,504
Cardiac Care	70,559	70,770	72,871
OEM and Development Services	154,214	149,829	158,343
Other	2,459	14,230	14,774

Total net revenues	$1,433,282	$1,434,885	$1,475,621

The following table sets forth the percentage of revenues for 2010, 2009 and 2008 by end market for the Medical Segment.

	2010	2009	2008

Hospitals / Healthcare Providers	82%	83%	84%
Medical Device Manufacturers	11%	10%	11%
Home Health	7%	7%	5%

Markets for these products are influenced by a number of factors including demographics, utilization and reimbursement patterns. Our products are sold through direct sales or distribution in over 130 countries. The following table sets forth the percentage of revenues for 2010, 2009 and 2008 derived from the major geographic areas we serve.

	2010	2009	2008

North America	52%	52%	52%
Europe, Middle East and Africa	35%	36%	37%
Asia, Latin America	13%	12%	11%

 Aerospace

Our Aerospace Segment businesses provide cargo handling systems and equipment for wide body and narrow body aircraft and cargo containment devices for air cargo and passenger baggage. We are a leading global provider of cargo handling systems and equipment and cargo containers for commercial aircraft. Our brand names, Telair International and Nordisk, are well known and respected on a global basis.

Markets for our commercial aviation products are influenced by the level of general economic activity, investment patterns in new passenger and cargo aircraft, cargo market trends and flight hours. Major locations for manufacturing and service are located in Germany, Norway, Sweden, Singapore and China.

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

Telair International is the exclusive supplier of main deck and lower deck cargo systems for the new Boeing 747-8 airliner. Telair is also the exclusive provider of lower deck systems for the Airbus A330/A340-200 and 300 aircraft. Telair has been selected to supply cargo systems for the Airbus A350 XWB airframe when it enters production. Telair is also the exclusive supplier of sliding carpet systems for bulk-loading of narrow body aircraft such as 737 and A320 passenger planes. The Telair narrowbody system speeds loading and unloading of baggage and cargo to reduce turnaround time and increase aircraft utilization. This system is being installed in new 737’s for American Airlines and Continental Airlines, as well as in 737’s and the A320 family aircraft for airlines all over the world. Telair also provides bin loading systems for Canadair (Bombardier) aircraft. In addition to the design and manufacture of cargo systems, we provide customers with aftermarket spare parts and repair services for their Telair systems.

Cargo Containment

We design, manufacture and repair unit loading devices, or ULDs, which include both cargo containers and pallets. Our Nordisk Aviation Products subsidiary has the widest ULD product line in the industry and specializes in ULDs that either reduce weight or maximize cargo volume by closely matching the interior contour of the aircraft. Nordisk recently introduced the Ultralite 55kg AKE container, which offers a weight reduction of approximately 25 percent compared to aluminum containers. Weight reduction is a key factor in extending the range of aircraft, increasing payload and reducing fuel costs. Nordisk provides global support of its products with worldwide spare parts stocking and a network of affiliated repair stations.

Aerospace Segment Revenue Information

During 2010, 2009 and 2008, commercial aviation markets represented all of the revenues in the Aerospace Segment.

 Commercial

Our Commercial Segment businesses principally design, manufacture and distribute steering and throttle controls and engine and drive assemblies primarily for the recreational marine market. Major manufacturing operations are located in Canada, the United States and Singapore.

Marine Steering and Throttle Controls and Engine and Drive Assemblies

This product category represents 87 percent of the Commercial Segment revenues in 2010. Products in this category include: shift and throttle cables; mechanical, hydraulic and electronic steering systems and throttle controls; engine drive parts; associated parts and products; and outdoor power components.

We are a leading global provider of both mechanical and hydraulic steering systems and mechanical, hydraulic, and electronic throttle controls for recreational powerboats. We also are a leading distributor of engine assemblies and drive parts, which are marketed under the well-known Sierra brand name. Our marine products are sold to OEMs, such as SeaRay, Bayliner, Volvo Penta, Mercury and Yamaha; and to the aftermarket through distributors, dealers and retail outlets and are widely available at marinas and retail outlets such as West Marine and Bass Pro Shops. Our major product brands include Teleflex Marine, TFXtreme, SeaStar, BayStar and Sierra.

We also manufacture and sell heaters that provide cold weather auxiliary heating solutions for commercial vehicles under the Proheat name and burner units that provide a heat source for military field feeding appliances.

Commercial Segment Revenue Information

The following table sets forth revenues for 2010, 2009 and 2008 by product category for the Commercial Segment.

	2010	2009	2008
	(Dollars in thousands)

Marine Driver Controls and Engine and Drive Parts	$169,895	$136,588	$198,960
Heater Products	$11,872	$11,888	$13,362
Modern Burner Units	$13,138	$19,649	$28

The following table sets forth the percentage of revenues for 2010, 2009 and 2008 by end market for the Commercial Segment.

	2010	2009	2008

Recreational Marine	76%	69%	79%
Commercial Vehicles	17%	19%	21%
Military	7%	12%	—

GOVERNMENT REGULATION

Government agencies in a number of countries regulate our products and the products sold by our customers that incorporate our products. The U.S. Food and Drug Administration and government agencies in other countries regulate the approval, manufacturing, sale and marketing of many of our healthcare products. The U.S. Federal Aviation Administration and the European Aviation Safety Agency regulate the manufacture and sale of most of our aerospace products and license the operation of our repair stations. For more information, see Item 1A. “Risk Factors.”

COMPETITION

Medical Segment

The medical device industry is highly competitive. We compete with many companies, ranging from small start-up enterprises to companies that are larger and more established than us with access to significant financial resources. Furthermore, new product development and technological change characterize the market in which we compete. We must continue to develop and acquire new products and technologies for our Medical Segment businesses to remain competitive. We believe that we compete primarily on the basis of clinical superiority and innovative features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness. Competitors of our Medical Segment include C. R. Bard, Inc., Covidien and CareFusion.

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

Aerospace Segment

As of December 31, 2010, our backlog of firm orders for our Aerospace Segment was $74 million, of which we expect approximately 100 percent to be filled in 2011. Our backlog for our Aerospace Segment on December 31, 2009 was $35 million.

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

RESEARCH AND DEVELOPMENT

We are engaged in both internal and external research and development in our Medical, Aerospace and Commercial segments. Our research and development costs in our Medical business principally relate to our efforts to bring innovative new products to the markets we serve, and our efforts to enhance the clinical value, ease of use, safety and reliability of our existing product lines. Our research and development efforts support our strategic objectives to provide safe and effective products that reduce infections, improve patient and clinician safety, enhance patient outcomes and enable less invasive procedures.

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

EMPLOYEES

We employed approximately 12,500 full-time and temporary employees at December 31, 2010. Of these employees, approximately 3,600 were employed in the United States and 8,900 in countries outside of the United States. Less than 8% percent of our employees in the United States were covered by union contracts. We also have collective-bargaining arrangements or union contracts that cover employees in other countries. We believe we have good relationships with our employees.

INVESTOR INFORMATION

We are subject to the reporting requirements of the Securities Exchange Act of 1934. Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Copies of such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

You can access financial and other information about us in the Investors section of our website, which can be accessed at www.teleflex.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC under Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The information on our website is not part of this annual report on Form 10-K. The reference to our website address is intended to be an inactive textual reference only.

We are a Delaware corporation incorporated in 1943. Our executive offices are located at 155 South Limerick Road, Limerick, PA 19468. Our telephone number is (610) 948-5100.

EXECUTIVE OFFICERS

The names and ages of all of our executive officers as of February 1, 2011 and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company

Benson F. Smith	63	Chairman, Chief Executive Officer and Director
Richard A. Meier	51	Executive Vice President and Chief Financial Officer
Laurence G. Miller	56	Executive Vice President, General Counsel and Secretary
John Suddarth	51	President — Aerospace, Commercial and Medical OEM
Vince Northfield	47	Executive Vice President, Global Operations — Medical

Mr. Smith was appointed our Chairman, President and Chief Executive Officer in January 2011, and has served as a Director since April 2005. Prior to January 2011, Mr. Smith was the managing partner of Sales Research Group, a research and consulting organization, and also served as the Chief Executive Officer of BFS & Associates LLC, which specialized in strategic planning and venture investing. Prior to that, Mr. Smith worked for C.R. Bard, Inc., a company specializing in medical devices, for approximately 25 years, where he held various executive and senior level positions. Most recently, Mr. Smith served as President and Chief Operating Officer of C.R. Bard from 1994 to 1998.

Mr. Meier joined Teleflex as Executive Vice President and Chief Financial Officer in January 2010. Prior to joining Teleflex, Mr. Meier held various executive-level positions with Advanced Medical Optics, Inc., a global ophthalmic medical device company, from April 2002 to May 2009, including President and Chief Operating Officer from November 2007 to May 2009.

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

Mr. Suddarth has been the President of our Aerospace and Commercial segments since March 2009. In December 2010, Mr. Suddarth also assumed responsibility for the OEM division of our Medical Segment. From July 2004 to March 2009, Mr. Suddarth was the President of Teleflex Aerospace. From 2003 to 2004, Mr. Suddarth was the President of Techsonic Industries Inc., a former subsidiary of Teleflex that manufactured underwater sonar and video viewing equipment, which was divested in 2004.

Mr. Northfield, who was our Executive Vice President for Global Operations, Teleflex Medical since September 2008 advised us on February 15, 2011 that he had elected to resign from this position, effective June 30, 2011. From 2005 to 2008, Mr. Northfield was the President of Teleflex Commercial. From 2004 to 2005, Mr. Northfield was the President of Teleflex Automotive and the Vice President of Strategic Development. Mr. Northfield held the position of Vice President of Strategic Development from 2001 to 2004.

Our officers are elected annually by the Board of Directors. Each officer serves at the pleasure of the Board until their respective successors have been elected.

ITEM 1A.	RISK FACTORS

We are subject to risks that could adversely affect our business, financial condition and results of operations. These risks include, but are not limited to the following:

Our Medical Segment is subject to extensive government regulation, which may require us to incur significant expenses to ensure compliance. Our failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition.

The products within our Medical Segment are classified as medical devices and are subject to extensive regulation in the United States by the FDA and by comparable government agencies in other countries. The regulations govern the development, design, approval, manufacturing, labeling, importing and exporting and sale and marketing of many of our medical products. These regulations are also subject to future change. Failure to comply with applicable regulations and quality assurance guidelines could lead to manufacturing shutdowns, product shortages, delays in product manufacturing, product seizures, recalls, operating restrictions, withdrawal or suspension of required licenses, and prohibitions against exporting of products to, or importing products from, countries outside the United States. We could be required to expend significant financial and human resources to remediate failures to comply with applicable regulations and quality assurance guidelines. See, for example the risk factor below titled, “— If we are unable to resolve issues raised in our FDA corporate warning letter, it could have a material adverse effect on our business, financial condition and results of operations, our relationship with the FDA and the perception of our products by hospitals, clinics and physicians”. In addition, civil and criminal penalties, including exclusion under Medicaid or Medicare, could result from regulatory violations. Any one or more of these events could have a material adverse effect on our business, financial condition and results of operations.

In the United States, before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either 510(k) clearance or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that our proposed product is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The PMA pathway requires us to demonstrate the safety and effectiveness of the device based, in part, on data obtained in human clinical trials. Similarly, most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA is currently reviewing its 510(k) clearance process, and may make the process more rigorous, which could require us to generate additional clinical or other data, and expend more time and effort, in obtaining future 510(k) product clearance. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, in substantial additional costs or in limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations.

Even after a product has received marketing approval or clearance, such product approval or clearance by the FDA can be withdrawn or limited due to unforeseen problems with the device or integrity issues relating to the marketing application. Later discovery of violations of FDA requirements for medical devices could result in FDA enforcement actions, including warning letters, fines, delays or suspensions of regulatory clearances, product seizures or recalls, injunctions, advisories or other field actions, and/or operating restrictions. Medical devices are cleared or approved for one or more specific intended uses. Promoting a device for an off-label use could result in FDA enforcement action.

Furthermore, our Medical Segment facilities are subject to periodic inspection by the FDA and other federal, state and foreign governmental authorities, which require manufacturers of medical devices to adhere to certain regulations, including the Quality System Regulation which requires testing, complaint handling, periodic audits, design controls, quality control testing and documentation procedures. FDA may also inspect for compliance with Medical Device Reporting Regulation, which requires manufacturers to submit reports to FDA of certain adverse events or malfunctions, and whether the facilities have submitted notifications of product recalls or other corrective actions in accordance with FDA regulations. Issues identified during such periodic inspections may result in warning letters, manufacturing shutdowns, product shortages, product seizures or recalls, fines and delays in product manufacturing, and may require significant resources to resolve.

Customers in our Medical Segment depend on third party coverage and reimbursement and the failure of healthcare programs to provide coverage and reimbursement, or the reduction in levels of reimbursement, for our medical products could adversely affect our Medical Segment.

The ability of our customers to obtain coverage and reimbursements for our medical products is important to our Medical Segment. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Even when we develop or acquire a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third party payors. Internationally, healthcare reimbursement systems vary significantly, with medical centers in some countries having fixed budgets, regardless of the level of patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for many of our medical products could be adversely affected.

We cannot be sure that third party payors will maintain the current level of coverage and reimbursement to our customers for use of our existing products. Adverse coverage determinations or any reduction in the amount of reimbursement could harm our business by altering the extent to which potential customers select our products and the prices they are willing to pay or otherwise. In addition, as a result of their purchasing power and continually rising healthcare costs, third party payors are implementing cost cutting measures such as discounts, price reductions, limitations on coverage and reimbursement for new medical technologies and procedures, or other incentives from medical products suppliers. These trends could lead to pressure to reduce prices for our existing products and potential new products and could cause a decrease in the size of the market or a potential increase in competition that could negatively affect our business, financial condition and results of operations.

We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us and recalls, which may adversely affect our results of operations and financial condition. Furthermore, as a medical device company, we face an inherent risk of damage to our reputation if one or more of our products are, or are alleged to be, defective.

Our businesses expose us to potential product liability risks that are inherent in the design, manufacture and marketing of our products. In particular, our medical device products are often used in surgical and intensive care settings with seriously ill patients. Many of these products are designed to be implanted in the human body for varying periods of time, and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, the patient. As a result, we face an inherent risk of damage to our reputation if one or more of our products are, or are alleged to be, defective. In addition, our products for the aerospace and commercial industries are used in potentially hazardous environments. Although we carry product liability insurance, we may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. The outcome of litigation, particularly any class-action lawsuits, is difficult to quantify. Plaintiffs often seek recovery of very large or indeterminate amounts, including punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time and the cost to defend against any such litigation may be significant. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of our products are, or are alleged to be, defective, we may voluntarily participate, or be required by applicable regulators, to participate in a recall of that product if the defect or the alleged defect relates to safety. In the event of a recall, we may experience lost sales and be exposed to individual or class-action litigation claims and reputational risk. Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition and results of operations.

We are subject to healthcare fraud and abuse laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

We are also subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.

Further, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “Healthcare Reform Act”), among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The Healthcare Reform Act also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

If we are unable to resolve issues raised in our FDA corporate warning letter, it could have a material adverse effect on our business, financial condition and results of operations, our relationship with the FDA and the perception of our products by hospitals, clinics and physicians.

On October 11, 2007, our subsidiary Arrow received a corporate warning letter from the FDA. The letter expressed concerns with Arrow’s quality systems, including complaint handling, corrective and preventive action, process and design validation, inspection and training procedures. It also advised that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues had been deficient.

Our efforts to address the issues raised in the corporate warning letter have required the dedication of significant internal and external resources. We developed and implemented a comprehensive plan to correct these previously-identified regulatory issues and further improve overall quality systems. From the end of 2009 to the beginning of 2010, the FDA reinspected the Arrow facilities covered by the corporate warning letter and we have responded to the observations issued by the FDA as a result of those inspections. Communications received from the FDA indicate that the FDA has classified its inspection observations as “voluntary action indicated,” or VAI. This classification signifies that the FDA has concluded that no further regulatory action is required, and that any observations made during the inspections can be addressed voluntarily by us. In addition, in the third quarter of 2010, we submitted and received FDA approval of all currently eligible requests for certificates to foreign governments, or CFGs. We believe that the FDA’s approval of these CFG requests is a clear indication that we have substantially corrected the quality system issues identified in the corporate warning letter. We are continuing to work with the FDA to resolve all remaining issues and obtain formal closure of the corporate warning letter.

While we continue to believe we have substantially remediated the issues raised in the corporate warning letter through the corrective actions taken to date, the corporate warning letter remains in place pending final resolution of all outstanding issues. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us. These actions may include seizing our product inventory, assessing civil monetary penalties or seeking an injunction against us, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Health care reform, including the recently enacted legislation, may have a material adverse effect on our industry and our results of operations.

Political, economic and regulatory influences are subjecting the health care industry to fundamental changes. In March 2010, the Healthcare Reform Act was enacted. It substantially changes the way health care is financed by both governmental and private insurers, encourages improvements in the quality of health care items and services, and significantly impacts the U.S. pharmaceutical and medical device industries. Among other things, the Healthcare Reform Act:

•	establishes a 2.3% deductible excise tax on any entity that manufactures or imports certain medical devices offered for sale in the United States, beginning 2013;

•	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•	implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models, beginning on or before January 1, 2013; and

•	creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

We currently estimate the impact of the 2.3% deductible excise tax to be approximately $16.0 million annually, beginning 2013. However, we cannot predict at this time the full impact of the Healthcare Reform Act and/or other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flow.

An interruption in our manufacturing operations and/or our supply of raw materials may adversely affect our business.

Many of our key products across all three of our business segments are manufactured at single locations, with limited alternate facilities. If an event occurs that results in damage to one or more of our facilities, it may not be possible to timely manufacture the relevant products at previous levels or at all. In addition, in the event of delays or cancellations in shipments of raw materials by our suppliers, it may not be possible to timely manufacture the affected products at previous levels or at all. Furthermore, with respect to our Medical Segment, in the event of a disruption in our supply of certain components or materials, due to the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for such components or materials. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components that are acceptable to us, could have an adverse effect on our business, results of operations and financial condition.

We depend upon relationships with physicians and other health care professionals.

The research and development of some of our medical products is dependent on our maintaining strong working relationships with physicians and other health care professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding our medical products and the development of our medical products. Physicians assist us as researchers, product consultants, inventors and as public speakers. If we fail to maintain our working relationships with physicians and receive the benefits of their knowledge, advice and input, our medical products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could have a material adverse effect on our business, financial condition and results of operations.

We face strong competition. Our failure to successfully develop and market new products could adversely affect our results.

The medical device industry across all of our different product lines, as well as in each geographic market in which our products are sold, is highly competitive. We compete with many medical device companies ranging from small start-up enterprises which might only sell a single or limited number of competitive products or which may participate only in a specific market segment, to companies that are larger and more established than us with access to significant financial and marketing resources.

In addition, the medical device industry is characterized by extensive product research and development and rapid technological advances. Also, while our products for the aerospace and commercial industries generally have longer life cycles, many of those products require changes in design or other enhancements to meet the evolving needs of our customers. The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and to enhance existing products. Our product development efforts may require substantial investment by us. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products, such as the inability to:

•	identify viable new products;

•	obtain adequate intellectual property protection;

•	gain market acceptance of new products; or

•	successfully obtain regulatory approvals.

Moreover, we may not otherwise be able to successfully develop and market new products or enhance existing products. In addition, our competitors may currently be developing, or may develop and market in the future, technologies that are more effective than those that we develop or which may render our products obsolete. Our failure to successfully develop and market new products or enhance existing products could reduce our revenues and margins, which would have an adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with our non-U.S. operations.

We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations outside the United States in countries such as Canada, Belgium, the Czech Republic, France, Germany, Ireland, Malaysia, Mexico, Norway and Singapore. As of December 31, 2010, approximately 43% of our net property, plant and equipment was located outside the United States. In addition, approximately 50% of our net revenues (based on business unit location) were derived from operations outside the United States in the fiscal year ended December 31, 2010. Approximately 71% of our full-time and temporary employees as of December 31, 2010 were employed in countries outside of the United States.

Our international operations are subject to varying degrees of risk inherent in doing business outside the United States, including:

•	exchange controls, currency restrictions and fluctuations in currency values;

•	trade protection measures;

•	potentially costly and burdensome import or export requirements;

•	laws and business practices that favor local companies;

•	changes in non-U.S. medical reimbursement policies and procedures;

•	subsidies or increased access to capital for firms who are currently or may emerge as competitors in countries in which we have operations;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	potentially negative consequences from changes in tax laws;

•	restrictions and taxes related to the repatriation of foreign earnings;

•	differing labor regulations;

•	additional U.S. and foreign government controls or regulations;

•	difficulties in the protection of intellectual property; and

•	unsettled political and economic conditions and possible terrorist attacks against American interests.

In addition, the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations. We also could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.

Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we train our employees and contractually obligate our distributors to comply with these regulations, we cannot assure you that there will not be a violation, whether knowingly or inadvertently. Failure to comply with these rules and regulations may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits and the imposition of a court-appointed monitor, as well as the denial of export privileges, and debarment from participation in U.S. government contracts, and may have an adverse effect on our reputation.

These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.

Further weakness in general domestic and global economic growth combined with a continuation of constrained global credit markets could adversely impact our operating results, financial condition and liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The credit and capital markets experienced extreme volatility and disruption in recent periods, leading to recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions have caused customers to reduce, modify, delay or cancel plans to purchase our products and services. While recent indicators suggest modest improvement in the United States and global economy, we cannot predict the duration or extent of any economic recovery or the extent to which our customers will return to more normalized spending behaviors. If the recessionary conditions return, our customers may terminate existing purchase orders or reduce the volume of products or services they purchase from us in the future.

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

Many of our products have significant plastic resin content. We also use quantities of other commodities, such as aluminum. Increases in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers, particularly with respect to those products we sell pursuant to group purchase agreements, and this could have a material adverse effect on our results of operations and cash flows.

Increases in interest rates may adversely affect the financial health of our customers and suppliers and thus adversely affect their ability to buy our products and supply the components or raw materials we need, which could have a material adverse effect on our results of operations and cash flows.

Our strategic initiatives may not produce the intended growth in revenue and operating income.

Our strategies include making significant investments to achieve revenue growth and margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.

In addition, as part of our strategy for growth, we have made, and may continue to make, acquisitions and divestitures and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with announced restructuring, realignment and cost reduction activities.

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

As a company with significant operations outside of the United States, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of the countries, states and other jurisdictions in which we operate. Our effective tax rate may, however, be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations.

In addition, unfavorable results of tax audits and changes in tax laws in jurisdictions in which we operate, among other things, could adversely affect our results of operations and cash flows.

Our technology is important to our success, and our failure to protect our intellectual property rights could put us at a competitive disadvantage.

We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries to protect our proprietary rights. Although we own numerous U.S. and foreign patents and have applied for numerous patent applications, we cannot assure you that any pending patent applications will issue, or that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged, invalidated or circumvented by third parties. In addition, we rely on confidentiality and non-disclosure agreements with employees and take other measures to protect our know-how and trade secrets. The steps we have taken may not prevent unauthorized use of our technology by unauthorized parties or competitors who may copy or otherwise obtain and use these products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. There is no guarantee that current and former employees, contractors and other parties will not breach their confidentiality agreements with us, misappropriate proprietary information or copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Moreover, there can be no assurance that others will not independently develop the know-how and trade secrets or develop better technology than our own, which could reduce or eliminate any competitive advantage we have developed. Our inability to protect our proprietary technology could result in competitive harm that could adversely affect our business.

Our products or processes may infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products.

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of third parties. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in litigation and divert the efforts of our personnel. If we are found liable for infringement, we may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages and to cease making or selling certain products. We may need to redesign some of our products or processes to avoid future infringement liability. Any of the foregoing could be detrimental to our business.

Other pending and future litigation may lead us to incur significant costs and have an adverse effect on our business.

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

Our operations expose us to the risk of material environmental liabilities, litigation and violations.

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

Our Aerospace Segment is subject to government regulation, which may require us to incur expenses to ensure compliance. Our failure to comply with those regulations could have adverse effect on our results of operations.

The U.S. Federal Aviation Administration (the “FAA”) regulates the manufacture and sale of some of our aerospace products and licenses for the operation of our repair stations. Comparable agencies, such as the European Aviation Safety Agency in Europe (the “EASA”), regulate these matters in other countries. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition and results of operations could be materially adversely affected. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.

From time to time, the FAA, the EASA or comparable agencies propose new regulations or changes to existing regulations. These changes or new regulations generally increase the costs of compliance. To the extent the FAA, the EASA or comparable agencies implement regulatory changes, we may incur significant additional costs to achieve compliance.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated results, and our ability to operate our business and our stock price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Any failure on our part to remedy any identified control deficiencies, or any delays or errors in our financial reporting, would have a material adverse effect on our business, results of operations, or financial condition.

Our workforce covered by collective bargaining and similar agreements could cause interruptions in our provision of products and services.

For the fiscal year ended December 31, 2010, approximately 15% of our net revenues were generated by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements in foreign jurisdictions. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.

Our substantial indebtedness could adversely affect our business, financial condition or results of operations.

As of December 31, 2010, we had total consolidated indebtedness of $917.1 million.

Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. It could also have significant effects on our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

Despite current substantial indebtedness levels, we and our subsidiaries may still be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. For example, as of December, 31 2010, after taking into account the limitations under the covenants under our senior credit agreement and our outstanding senior notes issued in 2004, which we refer to as the “Senior Notes,” we would have had approximately $422.2 million borrowing capacity, consisting of $396.3 million of aggregate borrowing capacity under our revolving credit facility and $25.9 million of borrowing capacity under our accounts receivable securitization facility. Adding new indebtedness to current debt levels could make it more difficult for us to satisfy our existing debt obligations.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our senior credit agreement and the Senior Notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests such as incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments and engage in certain acquisitions. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

We may not be able to generate sufficient cash to service all of our indebtedness. Our ability to generate cash depends on many factors beyond our control. We may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make payments on, and to refinance, our indebtedness and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness or to fund our liquidity needs, we may be forced to:

•	refinance all or a portion of our indebtedness on or before the maturity thereof;

•	sell assets;

•	reduce or delay capital expenditures; or

•	seek to raise additional capital.

In addition, we may not be able to affect any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions.

Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as our ability to satisfy our obligations in respect of the notes.

We are a holding company. Substantially all of our business is conducted through our subsidiaries. Our ability to repay our debt depends on the performance of our subsidiaries and their ability to make distributions to us.

We are a holding company. Substantially all of our business is conducted through our subsidiaries, which are separate and distinct legal entities. Therefore, our ability to service our indebtedness is dependent on the earnings and the distribution of funds (whether by dividend, distribution or loan) from our subsidiaries. None of our subsidiaries is obligated to make funds available to us for payment on our existing debt. We cannot assure you that the agreements governing the existing and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on our existing debt. In addition, any payment of dividends, distributions or loans to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. Furthermore, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings.

In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, such subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute any of their assets to us.

We may not pay dividends on our common stock in the future.

Holders of our common stock are only entitled to receive dividends as our board of directors may declare out of funds legally available for such payments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, compliance with debt instruments, legal requirements and other factors as our board of directors deems relevant. We cannot assure you that our cash dividend will not be reduced, or eliminated, in the future.

The contingent conversion features of our convertible notes, if triggered, may adversely affect our financial condition.

In August 2010, we issued $400 million in aggregate principal amount of convertible senior subordinated notes due 2017, which we refer to as the “Convertible Notes.” The Convertible Notes are convertible into shares of our common stock beginning on May 1, 2017, or earlier upon the satisfaction of certain conditions specified in the Convertible Note terms. See “Convertible Notes” under Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for a further discussion regarding the conversion terms of the Convertible Notes. If the Convertible Notes become eligible for conversion and one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional shares), we would be required to settle a portion of or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, if the method of settlement effective during the period reflected in the financial statements is cash settlement or combination settlement, we would be required under applicable accounting rules to reclassify all of the outstanding principal of the Convertible Notes as a current rather than long-term liability in such financial statements, which would result in a material reduction of our net working capital.

The convertible note hedge transactions and warrant transactions entered into in connection with the issuance of our Convertible Notes may affect the value of our common stock.

In connection with our issuance of the Convertible Notes, we entered into privately negotiated hedge transactions with third parties, which we refer to as the hedge counterparties. The hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that underlie the Convertible Notes and are expected to reduce our exposure to potential dilution with respect to our common stock and/or reduce our exposure to potential cash payments that may be required to be made by us upon conversion of the Convertible Notes. Separately, we also entered into privately negotiated warrant transactions relating to the same number of shares of our common stock with the hedge counterparties with a strike price of $74.648, subject to customary anti-dilution adjustments, pursuant to which we may be obligated to issue shares of our common stock. The warrant transactions could have a dilutive effect with respect to our common stock or, if we so elect, obligate us to make cash payments to the extent that the market price per share of our common stock exceeds the strike price of the warrants on any expiration date of the warrants.

In connection with establishing its initial hedges of the convertible note hedge transactions and the warrant transactions, the hedge counterparties (and/or their affiliates) entered into various cash-settled over-the-counter derivative transactions with respect to our common stock concurrently with, or shortly following, the pricing of the Convertible Notes. The hedge counterparties (and/or their affiliates) may, in their sole discretion, with or without notice, modify their hedge positions from time to time (and are likely to do so during any conversion period related to the conversion of the Convertible Notes) by entering into or unwinding various over-the-counter derivative transactions with respect to shares of our common stock, and/or by purchasing or selling shares of our common stock or Convertible Notes in privately negotiated transactions and/or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

Each hedge counterparty is a financial institution or the affiliate of a financial institution, and we will be subject to the risk that one or more hedge counterparties may default under the Convertible Note hedge transactions. Our exposure to the credit risk of each hedge counterparty will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including a bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Convertible Note hedge transaction with that hedge counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock market price and in volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of the hedge counterparties.

We may issue additional shares of our common stock or instruments convertible into our common stock, including in connection with conversions of our Convertible Notes, which could lower the price of our common stock.

We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2010, we had outstanding approximately 40.0 million shares of our common stock, options to purchase approximately 2.3 million shares of our common stock (of which approximately 1.5 million were vested as of that date), approximately 0.4 million of restricted stock awards

(which are expected to vest over the next three years) and approximately 30,000 shares of our common stock to be distributed from our deferred compensation plan. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon conversion of the Convertible Notes and upon the exercise of the warrants issued in connection with the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.

If we issue additional shares of our common stock or instruments convertible into our common stock, it may materially and adversely affect the price of our common stock. Furthermore, the conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of such shares of our common stock issuable upon any conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock. In addition, the anticipated issuance and sale of substantial amounts of common stock or conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Certain provisions of our corporate governing documents and Delaware law could discourage, delay, or prevent a merger or acquisition.

Provisions of our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock. For example, our certificate of incorporation authorizes our board of directors to determine the number of shares in a series, the consideration, dividend rights, liquidation preferences, terms of redemption, conversion or exchange rights and voting rights, if any, of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. We are also subject to Section 203 of the Delaware General Corporation Law, which imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. These provisions could have the effect of delaying or deterring a third party to acquire us even if an acquisition might be in the best interest of our stockholders, and accordingly could reduce the market price of our common stock.

Certain provisions in our Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in the Convertible Notes and the indenture governing the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change, holders of the Convertible Notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such acquisition event. In either case, and in other cases, our obligations under the Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, and accordingly could reduce the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our operations have approximately 82 owned and leased properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted therein.

Our major facilities are as follows:

	Square	Owned or
Location	Footage	Leased

Medical Segment
Haslet, TX	304,000	Leased
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	204,000	Owned
Durham, NC	199,000	Leased
Reading, PA	166,000	Owned
Chihuahua, Mexico	154,000	Owned
Research Triangle Park, NC	147,000	Owned
Kernen, Germany	142,000	Leased
Zdar nad Sazavou, Czech Republic	108,000	Owned
Tongeren, Belgium	107,000	Leased
Kamunting, Malaysia	102,000	Owned
Tecate, Mexico	96,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Arlington Heights, IL	86,000	Leased
Kenosha, WI	77,000	Owned
Kamunting, Malaysia	77,000	Leased
Kernen, Germany	73,000	Owned
Wyomissing, PA	66,000	Leased
Jaffrey, NH	65,000	Owned
Everett, MA	56,000	Leased
Bad Liebenzell, Germany	53,000	Leased
Ramseur, NC	52,000	Leased
Commercial Segment
Litchfield, IL	169,000	Owned
Richmond, BC, Canada	121,000	Leased
Singapore	118,000	Owned
Limerick, PA	113,000	Owned
Aerospace Segment
Miesbach, Germany	177,000	Leased
Holmestrand, Norway	152,000	Leased

In addition to the properties listed above, we own or lease approximately 0.9 million square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Australia, Asia and Africa. We also own or lease certain properties that are no longer being used in our operations. We are actively marketing these properties for sale or sublease. At December 31, 2010, the unused owned properties were classified as held for sale.

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

Our common stock is listed on the New York Stock Exchange, Inc. (symbol “TFX”). Our quarterly high and low stock prices and dividends for 2010 and 2009 are shown below.

Price Range and Dividends of Common Stock

2010	High	Low	Dividends

First Quarter	$64.17	$54.74	$0.340
Second Quarter	$66.07	$53.21	$0.340
Third Quarter	$59.28	$47.92	$0.340
Fourth Quarter	$58.81	$49.79	$0.340

2009	High	Low	Dividends

First Quarter	$54.61	$37.56	$0.340
Second Quarter	$46.54	$37.21	$0.340
Third Quarter	$51.31	$42.34	$0.340
Fourth Quarter	$55.30	$47.00	$0.340

The terms of our senior credit facility and senior notes issued in 2004 provide for the maintenance of specified financial ratios and limit the repurchase of our stock and payment of cash dividends. Under the most restrictive of these provisions, on an annual basis $285 million of retained earnings was available for dividends and stock repurchases at December 31, 2010. On February 23, 2011, the Board of Directors declared a quarterly dividend of $0.34 per share on our common stock, which is payable on March 15, 2011 to holders of record on March 4, 2011. As of February 23, 2011, we had approximately 761 holders of record of our common stock.

On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Through December 31, 2010, no shares have been purchased under this Board authorization. See “Stock Repurchase Programs” contained in the Management Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index, the S&P MidCap 400 Index and the S&P 500 Healthcare Equipment & Supply Index. In subsequent annual reports, we intend to use the S&P 500 Healthcare Equipment & Supply Index in place of the S&P MidCap 400 Index. In prior years, we referenced the S&P MidCap 400 Index because, due to the traditionally diverse nature of our businesses, we did not believe that there existed a relevant published industry or line-of-business index, and we did not believe we could reasonably identify a peer group. However, as we are now principally a provider of medical technology products, we have decided that the S&P 500 Healthcare Equipment & Supply Index is a more appropriate benchmark against which to measure our stock performance. In accordance with SEC regulations, the graph below references both the S&P MidCap 400 Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2005 and that all dividends were reinvested.

MARKET PERFORMANCE
Comparison of Cumulative Five Year Total Return

Company / Index	2005	2006	2007	2008	2009	2010

Teleflex Incorporated	100	101	100	81	90	92
S&P 500 Index	100	114	120	76	96	110
S&P MidCap 400 Index	100	109	117	75	103	130
S&P 500 Healthcare Equipment & Supply Index	100	102	148	90	117	155

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data in the following table includes the results of operations for acquired companies from the respective date of acquisition, including Arrow International from October 1, 2007. See note (3) below for a description of special charges included in the 2008 and 2007 financial results.

	2010		2009		2008		2007		2006
			(Dollars in thousands, except per share)

Statement of Income Data(1):
Net revenues	$1,801,705		$1,766,329		$1,912,080		$1,436,985		$1,202,045
Income from continuing operations before interest, loss on extinguishments of debt and taxes	$273,593		$256,850		$238,958	(3)	$133,023	(3)	$120,885
Income (loss) from continuing operations	$125,906	(2)	$134,849		$81,708	(3)	$(38,366	)(3)	$63,220
Amounts attributable to common shareholders for income (loss) from continuing operations	$124,545	(2)	$133,692		$80,961	(3)	$(38,825	)(3)	$63,497
Per Share Data(1):
Income (loss) from continuing operations — basic	$3.12	(2)	$3.37		$2.05		$(0.99)		$1.60
Income (loss) from continuing operations — diluted	$3.09	(2)	$3.35		$2.03		$(0.99)		$1.59
Cash dividends	$1.36		$1.36		$1.34		$1.245		$1.105
Balance Sheet Data:
Total assets	$3,643,155		$3,839,005		$3,926,744		$4,187,997		$2,361,437
Long-term borrowings, less current portion	$813,409		$1,192,491		$1,437,538		$1,540,902		$487,370
Shareholders’ equity	$1,783,376		$1,580,241		$1,246,455		$1,328,843		$1,189,421
Statement of Cash Flows Data(1):
Net cash provided by operating activities from continuing operations	$206,585	(5)	$172,189	(5)	$83,665	(5)	$218,751		$122,411
Net cash provided by (used in) investing activities from continuing operations	$148,407		$285,202		$(29,613)		$(1,492,147)		$(60,396)
Net cash (used in) provided by financing activities from continuing operations	$(336,627)		$(402,213)		$(180,769)		$1,111,418		$(192,768)
Free cash flow(4)	$173,048		$143,521		$50,991		$179,672		$89,805

Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)	Amounts exclude the impact of certain businesses which have been presented in our consolidated financial results as discontinued operations.

(2)	Includes a $29.7 million, net of tax, or a $0.74 per share loss (basic & diluted) on extinguishments of debt.

(3)	The table below sets forth the effect of certain items on our results for 2008 and 2007. These are (i) the write-off of in-process R&D acquired in connection with the Arrow acquisition, (ii) the write-off of a fair value adjustment to inventory acquired in the Arrow acquisition, (iii) a tax adjustment related to repatriation of cash from foreign subsidiaries and a change in position regarding untaxed foreign earnings, and (iv) the write-off of deferred financing costs in connection with the repayment of a portion of our long-term debt.

	2008 Impact		2007 Impact
	Income from		Income from
	Continuing		Continuing
	Operations		Operations
	Before		Before
	Interest,		Interest,
	Loss on		Loss on
	Extinguishments	Income from	Extinguishments	Loss from
	of Debt	Continuing	of Debt	Continuing
	and Taxes	Operations	and Taxes	Operations
(Dollars in thousands)

(i) In-process R&D write-off	$—	$—	$30,000	$30,000
(ii) Write-off of inventory fair value adjustment	$6,936	$4,449	$28,916	$18,550
(iii) Tax adjustment related to untaxed unremitted earnings of foreign subsidiaries	$—	$—	$—	$80,910
(iv) Write-off of deferred financing costs	$—	$—	$4,803	$3,405

(4)	Free cash flow is calculated by reducing cash provided by operating activities from continuing operations by capital expenditures. Free cash flow is considered a non-GAAP financial measure. We use this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and to evaluate period-to-period comparisons. This financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management believes that free cash flow is a useful measure to investors because it facilitates an assessment of funds available to satisfy current and future obligations, pay dividends and fund acquisitions. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations, such as debt service, that are not deducted from the measure. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. The following is a reconciliation of free cash flow to the most comparable GAAP measure as required under the Securities and Exchange Commission rules.

	2010	2009	2008	2007	2006
		(Dollars in thousands)

Free cash flow	$173,048	$143,521	$50,991	$179,672	$89,805
Capital expenditures	33,537	28,668	32,674	39,079	32,606

Net cash provided by operating activities from continuing operations	$206,585	$172,189	$83,665	$218,751	$122,411

(5)	2009 and 2008 cash flow from continuing operations reflect the impact of estimated tax payments made in connection with businesses divested of $97.5 million and $90.2 million, respectively, and 2010 reflects the impact of a refund of $59.5 million of such payments made.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of medical technology products that enable healthcare providers to improve patient outcomes, reduce infections and enhance patient and provider safety. We primarily develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We serve hospitals and healthcare providers in more than 130 countries and are not dependent upon any one end-market or procedure.

We are focused on achieving consistent, sustainable and profitable growth through:

•	the introduction of new products and product line extensions;

•	expanding our geographic reach;

•	leveraging our existing distribution channels;

•	further investment in global sales and marketing; and

•	select acquisitions which enhance or expedite our development initiatives and our ability to increase our market share.

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

We have employed a disciplined portfolio management strategy to transform Teleflex into primarily a medical technology company. We expect to continue to increase the relative composition of our Medical Segment through a combination of portfolio management and organic growth initiatives. We may seek acquisition opportunities that augment our existing medical technology platform and disposition opportunities that enable us to further our transformation into a pure-play medical technology company. Furthermore, our commitment to becoming a pure-play global medical technology company involves investing in our medical research and development and sales and marketing initiatives to further expand and strengthen our portfolio of products as well as our ability to penetrate existing and new geographic and therapeutic markets.

While we are committed to becoming a pure-play medical technology company, we continue to have businesses that serve other non-medical niche segments of the aerospace and commercial markets with specialty engineered products. We expect to strategically divest our non-core Aerospace and Commercial Segments over time. Our aerospace products include cargo-handling systems, containers, and pallets for commercial air cargo. Our commercial products include driver controls, engine assemblies and drive parts for the marine industry.

Our leading brands include:

Segment	Brands

Medical — Critical Care	Arrow, Gibeck, HudsonRCI, Rüsch, Sheridan and VasoNova
Medical — Surgical Care	Deknatel, Pleur-evac, Pilling, Taut and Weck
Medical — Cardiac Care	Arrow
Medical — OEM and Development Services	Beere Medical, KMedic, Specialized Medical Devices, Deknatel and TFXOEM
Aerospace	Telair International and Nordisk
Commercial	Teleflex Marine, TFXtreme, SeaStar, BayStar and Sierra

Over the past several years, we significantly changed the composition of our portfolio through acquisitions, principally in our Medical Segment, and divestitures in both our Aerospace and Commercial segments. These portfolio actions resulted in a significant expansion of our Medical Segment operations and a significant reduction in our Aerospace and Commercial Segment operations. As a result, our Medical Segment now accounts for approximately 80% of our revenues from continuing operations and over 85% of our segment operating profit.

Below is a listing of our more significant acquisitions and divestitures that have occurred since 2007. The results for the acquired businesses are included in their respective segments. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K filed for additional information regarding our significant divestitures.

Medical Segment

•	January 2011 — Acquired VasoNova Inc., a privately-held company with proprietary intra-vascular catheter navigation technology, to complement the Critical Care division for an upfront payment of $25 million with additional payments of between $15 million and $30 million to be made based on the achievement of certain regulatory and revenue targets over the next three years.

•	March 2010 — Sold SSI Surgical Services Inc. business (“SSI”), a surgical service provider, to a privately-owned healthcare company for approximately $25 million and realized a gain of $2.2 million, net of tax.

•	October 2007 — Acquired Arrow International, Inc., a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, for approximately $2.1 billion.

•	April 2007 — Acquired substantially all of the assets of HDJ Company, Inc., providers of engineering and manufacturing services to medical device manufacturers, for approximately $25 million.

Aerospace Segment

•	December 2010 — Sold the Actuation business of our subsidiary Telair International Incorporated, an aftermarket service and support provider for commercial and military aircraft actuators, to TransDigm Group, Incorporated for approximately $94 million and realized a gain of $51.2 million, net of tax.

•	March 2009 — Sold our 51% interest in Airfoil Technologies International Singapore Pte. Ltd. (“ATI Singapore”), which provides engine repair technologies and services primarily for critical components of flight turbines, including fan blades, compressors and airfoils, to GE Pacific Private Limited for approximately $300 million in cash and realized a gain of $172.7 million, net of tax.

•	November 2007 — Acquired Nordisk Aviation Products A/S, which develops, manufactures, and services containers and pallets for air cargo, for approximately $32 million.

•	June 2007 — Sold Teleflex Aerospace Manufacturing Group (“TAMG”), a precision-machined components business, for approximately $134 million in cash and realized a gain of $46.3 million, net of tax.

Commercial Segment

•	June 2010 — Sold Rigging Products and Services business (“Heavy Lift”), a supplier of customized heavy-duty wire rope, wire and synthetic rope assemblies, and related rigging hardware products, to Houston Wire & Cable Company for approximately $50 million and realized a gain of $17.0 million, net of tax.

•	August 2009 — Sold business units that design and manufacture heavy-duty truck and locomotive auxiliary power units, truck and bus climate control systems, and components and systems for the use of alternative fuels in industrial vehicles and passenger cars, to Fuel Systems Solutions, Inc. for approximately $14.5 million in cash and realized a loss of $3.3 million, net of tax.

•	December 2007 — Divested business units that design and manufacture automotive and industrial driver controls, motion systems and fluid handling systems (the “GMS Businesses”), to Kongsberg Automotive Holdings for $560 million in cash and realized a gain of $93.4 million, net of tax.

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. While providing some clarity on the impact of reform to our industry, this legislation will nevertheless have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. As this new law is implemented over the next 2-3 years, we will be in a better position to ascertain its impact on our business. We currently estimate the impact of the medical device excise tax will be approximately $16 million annually, beginning in 2013. Also in the first quarter of 2010, we evaluated the change in the tax regulations related to the Medicare Part D subsidy as currently outlined in the new legislation and determined that it did not have a significant impact on our financial position or results of operations.

Global Economic Conditions

Global recessionary conditions during 2009 and 2008 had adverse impacts on market activities including, among other things, failure of financial institutions, falling asset values, diminished liquidity, and reduced demand for products and services of the past few years. For Teleflex, these economic developments principally affected our Aerospace and Commercial Segments and in response, we adjusted production levels and engaged in new restructuring activities in the fourth quarter of 2008 and in the first half of 2009. Although, on a consolidated basis, the economic conditions did not have a significant adverse impact on our financial position, results of operations or liquidity during 2010 and 2009, the continuation of the present broad economic trends of weak economic growth, constricted credit and public sector austerity measures in response to growing public budget deficits could adversely affect our operations in the future, as described below. The potential effect of these factors on our current and future liquidity is discussed below under “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Medical — Our Medical Segment serves a diverse base of hospitals and healthcare providers in more than 130 countries. Healthcare policies and practice trends vary by country, and the impact of the global economic downturn was felt to varying degrees in each of our regional markets during 2010 and 2009.

Hospitals in some regions of the United States experienced a decline in admissions, a weaker payor mix, and a reduction in elective procedures. Hospitals consequently took actions to reduce their costs, including limiting their capital spending. Distributors in the supply chain reduced inventory levels during 2009 and generally did not replenish inventories to pre-recession levels during 2010. The impact of these actions was most pronounced in capital goods markets, which affected our surgical instrument and cardiac assist businesses. Our orthopedic OEM business was impacted in 2009 by delayed new product launches by our OEM customers. This has improved somewhat during 2010, but has not returned to pre-recession levels. Approximately 90 percent of our Medical revenues come from disposable products used in critical care and surgical applications, and our sales volume could be negatively impacted if hospital admission rates or payor mix decline further as a result of continuing high unemployment rates (and subsequent loss of insurance coverage by consumers).

In Europe, some countries have taken austerity measures due to the current economic climate. Elective surgeries have been delayed and hospital budgets have been reduced. In certain countries (mainly Germany) we have seen changes in the local reimbursement to home care patients and pricing impacts on business awarded through the tendering process. These markets have introduced more buying groups and GPO’s driving commodity product pricing downwards. It is possible that funding for publically funded healthcare institutions could be affected in the future as governments make further spending adjustments and enact healthcare reform measures to lower overall healthcare costs. During 2010, the public healthcare systems in certain countries in Western Europe, most notably Greece, Spain, Portugal and Italy, have experienced reduced liquidity due to recessionary conditions, which has resulted in a slow down in payments to us. We believe this situation will continue unless and until these countries are able to find alternative funding sources to their respective public healthcare sectors. In 2010, sales into the public hospital systems in these countries were approximately 4% of our total sales.

In Asia, recovery from the global recession varies by country. China has announced plans for major healthcare investment targeted at second tier cities/hospitals, which may provide future growth opportunities for us, while slow economic growth and continued pursuit of reimbursement cuts by the public hospital sector in Japan will limit growth in that market.

•	Aerospace — Sudden and significant increases in fuel costs in mid-2008 resulted in reductions in capacity for passenger and cargo traffic, and accelerated retirement of older, less fuel efficient aircraft. However, 2009 operating results improved somewhat as the sharp drop in fuel costs toward the end of 2008 partially offset the recession related drop in revenues for both passenger and cargo traffic due to the economic crisis in 2009. The lower traffic reduced demand and made it more difficult to sell cargo containment equipment, but new aircraft production and weight and greenhouse gas reduction objectives have created some opportunities in these markets. In 2010, conditions in the commercial aviation markets improved, and we believe we are well positioned on certain new Airbus and Boeing airframes, and we expect deliveries of cargo handling systems to continue at previously expected levels overall, albeit over a slightly longer time horizon than what we initially anticipated.

•	Commercial — The markets served by our Commercial Segment are largely affected by the general state of the economy and by consumer confidence. Factors such as housing starts, home values, fuel costs, environmental and other regulatory matters all affect the market outlook for the businesses in this segment. Very high fuel prices in 2008 began a trend of declining demand in the recreational marine market and the global recession that followed caused this trend to continue in 2009 in spite of moderating fuel costs. In 2010, although the recreational boating market recovered somewhat from its depressed levels of 2009, we expect that growth will be limited in our Commercial Segment until there is more robust global economic growth, the pace of consumer deleveraging slows down and consumer confidence improves.

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

The following comparisons exclude the impact of the operations of the Actuation, Heavy Lift, SSI, ATI and Power Systems businesses which have been presented in our consolidated financial results as discontinued operations (see Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K and “Discontinued Operations” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of discontinued operations).

 Revenues

	2010	2009	2008
	(Dollars in millions)

Net revenues	$1,801.7	$1,766.3	$1,912.1

Net revenues increased approximately 2% to $1.80 billion in 2010 from $1.77 billion in 2009. Core growth was 3%, which was partially offset by the 1% decline in revenue attributed to the disposition of a product line in the Commercial Segment during the first quarter of 2009 and the deconsolidation of a variable interest entity in our Medical Segment in the first quarter of 2010 due to the adoption of new accounting guidance. Core revenues were 7% higher in the Aerospace Segment due to improving conditions in commercial aviation markets, and 16% higher in the Commercial Segment as recreational boating markets recover from the depressed levels of 2009. Core revenues in the Medical Segment were 1% higher than 2009 as the negative impact of a voluntary recall of a product in our critical care product group and lower sales of orthopedic devices sold to medical original equipment manufacturers, or OEMs, was more than offset by higher sales of other critical care and surgical products.

Net revenues decreased approximately 8% to $1.77 billion in 2009 from $1.91 billion in 2008. A reduction in core revenues caused 5% of the decline while foreign currency movements caused the other 3% of the decline. As a result of 2% core growth in the fourth quarter in the Medical Segment, core revenue in that segment was flat in 2009 compared to 2008, but core revenue declined in the Aerospace and Commercial segments by 23% and 15%, respectively in 2009 compared to 2008. Weak global economic conditions negatively impacted markets served by our Aerospace and Commercial segments throughout 2009.

 Gross profit

	2010	2009	2008
	(Dollars in millions)

Gross profit	$794.1	$772.2	$801.5
Percentage of sales	44.1%	43.7%	41.9%

Gross profit as a percentage of revenues increased to 44.1% in 2010 from 43.7% in 2009. Gross profit as a percentage of revenues increased in each of our three segments compared to the corresponding periods of 2009, with the most pronounced increase in the Aerospace Segment as a result of core growth, manufacturing efficiencies and a sales mix favoring higher margin spare components and repairs.

Gross profit as a percentage of revenues increased to 43.7% in 2009 from 41.9% in 2008, with all three segments experiencing increases in gross profit as a percentage of revenues. The principal factors that impact the overall increase were a higher percentage of Medical revenues (81% of total revenues in 2009 compared to 77% in 2008), a $7 million fair value adjustment to inventory in the first quarter of 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009, synergies from the Arrow acquisition and manufacturing cost reductions implemented in each of our three segments, partly offset by higher pension expense in 2009 because of the decline in the value of our pension assets at the end of 2008 as a result of losses experienced in the global equity markets.

 Selling, general and administrative

	2010	2009	2008
		(Dollars in millions)

Selling, general and administrative	$475.3	$454.2	$502.6
Percentage of sales	26.4%	25.7%	26.3%

Selling, general and administrative expenses (operating expenses) as a percentage of revenues were 26.4% in 2010 compared to 25.7% in 2009. The $21 million increase in costs was principally related to $23 million in higher costs in the Medical Segment largely due to investments in sales, marketing, and clinical education programs of approximately $16 million, approximately $10 million of costs associated with product recall and remediation activities, partially offset by approximately $4 million lower spending on remediation of FDA regulatory issues. Professional fees incurred in connection with our debt refinancing during the third quarter of 2010 of approximately $2 million was offset by reductions in the Aerospace and Commercial segments and Corporate costs of approximately $2 million.

Selling, general and administrative expenses (operating expenses) as a percentage of revenues were 25.7% in 2009 compared to 26.3% in 2008. The reduction in the dollar value of these costs was principally the result of cost reduction initiatives throughout the Company, including restructuring and integration activities in connection with the Arrow acquisition and the 2008 Commercial segment restructuring program, and lower spending on remediation of FDA regulatory issues. These factors resulted in an aggregate reduction in expenses of approximately $48 million.

 Research and development

	2010	2009	2008
	(Dollars in millions)

Research and Development	$42.6	$36.7	$32.6
Percentage of sales	2.4%	2.1%	1.7%

Research and development expenses as a percentage of revenues were 2.4% in 2010 compared to 2.1% in 2009. Higher levels of research and development expenses over the two year period reflect increased investments related to antimicrobial technologies and the establishment of an innovation center in Malaysia.

 Goodwill impairment

	2010	2009	2008
	(Dollars in millions)

Goodwill impairment	$—	$6.7	$—

During the second quarter of 2009, we performed an interim review of goodwill for our Cargo Container reporting unit as a result of the difficult market conditions confronting the reporting unit and the significant deterioration in its operating performance, which accelerated in the second quarter of 2009. Upon conclusion of this review, we determined that goodwill in the Cargo Container operations was impaired, and we recorded an impairment charge of $6.7 million in the second quarter of 2009.

 Interest income and expense

	2010	2009	2008
	(Dollars in millions)

Interest expense	$80.0	$89.5	$121.6
Average interest rate on debt during the year	5.59%	5.76%	6.13%
Interest income	$(0.9)	$(2.5)	$(2.3)

Interest expense decreased $9.5 million in 2010 compared to 2009 due to a reduction in average outstanding debt coupled with lower average interest rates in 2010 compared to 2009, reflecting the refinancing transaction that occurred in the third quarter of 2010.

Interest expense decreased in 2009 due to an approximate $350 million reduction in debt during the year, principally reflecting the $240 million of debt repaid in the first quarter of 2009 from the proceeds of the sale of the ATI business.

 Loss on extinguishment of debt

In 2010, we recognized losses on the extinguishment of debt of $46.6 million as a result of our refinancing transactions in the third quarter of 2010 and prepayment of notes in the fourth quarter of 2010. In connection with our refinancing transactions in the third quarter of 2010, we prepaid our senior notes issued in 2007 (the “2007 Notes”) and recognized debt extinguishment costs of approximately $28.8 million comprised of a prepayment make-whole fee of $28.1 million, the write-off of $0.6 million of unamortized debt issuance costs incurred prior to the refinancing transactions and related legal fees. Also in connection with our refinancing transactions in the third quarter of 2010, we prepaid $200 million of our senior credit facility and recognized additional losses on the extinguishment of debt of $1.6 million related to the write-off of unamortized debt issuance costs incurred prior to the refinancing transactions. In the fourth quarter of 2010, we prepaid our senior notes issued in 2004 (the “2004 Notes” and, together with 2007 Notes, the “Senior Notes”) and recognized a loss on extinguishment of debt of approximately $16.3 million comprised of a prepayment make-whole fee of $15.5 million, the write-off of $0.7 million of unamortized debt issuance costs incurred prior to the refinancing transactions and related legal fees. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

 Taxes on income from continuing operations

	2010	2009	2008

Effective income tax rate	14.8%	20.6%	31.7%

The effective tax rate in 2010 was 14.8% compared to 20.6% in 2009. Taxes on income from continuing operations in 2010 were $21.9 million compared to $35.1 million in 2009. The decrease in the effective income tax rate reflects the impact of beneficial discrete tax charges and a reduction in reserves for uncertain tax positions as audits and settlements were closed and fewer new reserves were established.

The effective tax rate in 2009 was 20.6% compared to 31.7% in 2008. Taxes on income from continuing operations in 2009 were $35.1 million compared to $37.9 million in 2008. The decrease in the effective tax rate was due to (i) a decrease in deferred state tax liabilities resulting from changes to applicable state tax laws and (ii) a reduction in reserves for uncertain tax positions as audits and settlements were closed, and fewer new reserves were established than in the prior year.

 Restructuring and other impairment charges

	2010	2009	2008
	(Dollars in millions)

2008 Commercial restructuring program	$—	$2.2	$0.4
2007 Arrow integration program	2.9	7.0	16.0
2006 restructuring programs	—	—	0.9
Aggregate impairment charges — investments and certain fixed assets	—	5.8	10.4

Total	$2.9	$15.0	$27.7

In December 2008, we began certain restructuring initiatives that affect the Commercial Segment. These initiatives involved the consolidation of operations and a related reduction in workforce at three of our facilities in Europe and North America. We implemented these initiatives as a means to address expected weaknesses in the marine and industrial markets. By December 31, 2009, we completed the 2008 Commercial Segment restructuring program and all costs associated with the program were fully paid during 2009. Therefore, no charges were recorded under this program in 2010.

In connection with the acquisition of Arrow during 2007, we formulated a plan related to the integration of Arrow and our other Medical businesses. The integration plan focused on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. Costs related to actions that affect employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow and are not included in these results. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the consolidated statement of operations. These costs amounted to approximately $2.9 million during 2010. As of December 31, 2010, we expect future restructuring and impairment charges that we will incur in connection with the Arrow integration plan, if any, will be nominal.

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

During the second quarter of 2009, we recorded $2.3 million in impairment charges with respect to an intangible asset in our Commercial Segment. During the third quarter of 2009, based on continued deterioration in the California real estate market, we recorded $3.3 million in impairment charges to fully write-off an investment in a real estate venture in California. We initially invested in the venture in 2004 by contributing property and other assets that had been part of one of its former manufacturing sites.

Impairment charges in 2008 included $2.7 million related to five of our minority held investments precipitated by the deteriorating economic conditions in the fourth quarter of 2008, $5.2 million related to Medical Segment facilities that were reclassified to held for sale in the fourth quarter of 2008, $1.5 million related to facilities in the Commercial Segment involved in the 2008 Commercial Segment restructuring program, $0.8 million related to an intangible asset in the Commercial Segment that was identified during the annual impairment testing process, and a $0.2 million reduction in the carrying value of a building held for sale.

Segment Review

	Year Ended December 31			% Increase/(Decrease)
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	(Dollars in millions)

Segment data:
Medical	$1,433.3	$1,434.9	$1,475.6	—	(3)
Aerospace	173.5	163.3	224.1	6	(27)
Commercial	194.9	168.1	212.4	16	(21)

Net revenues	$1,801.7	$1,766.3	$1,912.1	2	(8)

Medical	$276.1	$302.6	$283.0	(9)	7
Aerospace	22.5	9.6	16.3	134	(41)
Commercial	18.0	10.8	13.7	67	(21)

Segment operating profit	$316.6	$323.0	$313.0	(2)	3

The percentage increases or (decreases) in revenues during the years ended December 31, 2010 and 2009 compared to the respective prior years were due to the following factors:

	% Increase/(Decrease)
	2010 vs 2009				2009 vs 2008
	Medical	Aerospace	Commercial	Total	Medical	Aerospace	Commercial	Total

Core growth	1	7	16	3	—	(23)	(15)	(5)
Currency impact	—	(1)	1	—	(3)	(4)	(1)	(3)
Acquisitions	—	—	—	—	—	—	—	—
Dispositions(a)	(1)	—	(1)	(1)	—	—	(5)	—

Total Change	—	6	16	2	(3)	(27)	(21)	(8)

(a)	“Dispositions” includes the impact of a deconsolidation of a variable interest entity in the Medical Segment in the first quarter of 2010 as a result of the adoption of new accounting guidance. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for information on the new accounting guidance.

The following is a discussion of our segment operating results. Additional information regarding our segments, including a reconciliation of segment operating profit to income from continuing operations before interest, extinguishments of debt, taxes and minority interest, is presented in Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Medical

 Comparison of 2010 and 2009

Medical Segment net revenues for 2010 of $1,433.3 million were essentially unchanged from the $1,434.9 million reported in the same period last year, as core growth of 1% was offset by the impact of the deconsolidation of a variable interest entity (1%). The increase in core revenue was predominantly in the European and Asia/Latin American critical care product groups and OEM specialty sutures and other devices, offset by declines in OEM orthopedic implant products and in North American surgical products

Net revenues for 2010, 2009 and 2008 by product group for the Medical Segment are comprised of the following:

	Year Ended December 31			% Increase/(Decrease)
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	(Dollars in millions)

Critical Care	$943.4	$939.4	$957.1	—	(2)
Surgical Care	262.7	260.7	272.5	1	(4)
Cardiac Care	70.6	70.8	72.9	—	(3)
OEM and Development Services	154.2	149.8	158.3	3	(5)
Other(a)	2.4	14.2	14.8	(83)	(4)

Net Revenues	$1,433.3	$1,434.9	$1,475.6	—	(3)

(a)	“Other” in 2009 and 2008 included the net revenues of a variable interest entity that was deconsolidated in the first quarter of 2010 as a result of the adoption of new accounting guidance. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for information on the new accounting guidance.

 Critical Care

Critical care revenues in 2010 were negatively impacted approximately $17 million when compared to 2009 due to the recall of our custom IV tubing product during the first quarter of 2010, which contributed to a decline in vascular access sales. This decline was offset by higher sales of other vascular access and urology products in North America and Europe, anesthesia products (in Europe, North America and Asia/Latin America) and respiratory products in North America and Asia/Latin America compared with the prior year.

 Surgical Care

Surgical core revenue increased 1% in 2010 compared to 2009, primarily due to higher ligation sales in Asia/Latin America and Europe, partially offset by lower sales of general instrument and closure devices in North America.

 Cardiac Care

Sales of cardiac care products in 2010 compared to 2009 were affected positively by higher sales of intra aortic balloon pumps and catheters, primarily in European markets, offset by an approximate $3 million impact from the recall of certain intra-aortic balloon catheters during the fourth quarter of 2010.

 Original Equipment Manufacturers (“OEM”) and Development Services

Sales of devices to OEMs increased approximately $4.4 million in 2010 compared to 2009. Core revenue to OEMs increased 4% in 2010 compared with 2009. This increase is largely attributable to higher sales of specialty suture and catheter fabrication products, partially offset by lower sales of orthopedic implant products and forged instruments due to customer inventory rebalancing and a reduction in new product launches by OEM customers.

Medical Segment operating profit decreased 9% in 2010 from $302.6 million in 2009 to $276.1 million in 2010. Operating results for 2010 were negatively impacted by approximately $22 million in costs associated with the recall and remediation of our custom IV tubing product and certain intra-aortic balloon catheters and a factory shut down associated with the custom IV tubing product, approximately $4 million for other product remediation activities, approximately $6 million in higher research and development costs, and approximately $16 million in higher costs for sales, marketing, and clinical education programs. These factors more than offset the positive contribution of approximately $17 million from higher sales volumes of products not affected by the impact of product recalls, approximately $5 million lower manufacturing costs as a result of cost reduction initiatives and approximately $4 million lower expenses related to the remediation of FDA regulatory issues.

 Comparison of 2009 and 2008

Medical Segment net revenues declined 3% in 2009 to $1,434.9 million, from $1,475.6 million in 2008, entirely due to foreign currency fluctuations, mainly the stronger U.S. dollar against the Euro during the first three quarters of 2009. In the aggregate, we experienced no growth in core revenue in 2009 over 2008, as growth in critical care products in Europe and Asia/Latin America of approximately $11 million was offset by approximately $9 million lower sales of orthopedic instrumentation products to OEMs in North America and approximately $8 million lower sales of surgical products in North America and Europe.

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

 Surgical Care

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

 OEM and Development Services

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

Operating profit in the Medical Segment increased 7% in 2009 to $302.6 million, from $283.0 million in 2008. The negative impact on operating profit from a stronger U.S. dollar during the first three quarters of 2009 was more than offset by approximately $20 million of lower manufacturing and selling, general and administrative costs during 2009 as a result of cost reduction initiatives, including restructuring and integration activities in connection with the Arrow acquisition, and approximately $18 million lower expenses related to the remediation of FDA regulatory issues. Also, a $7 million expense for fair value adjustment to inventory in the first quarter of 2008 related to inventory acquired in the Arrow acquisition, which did not recur in 2009, had a favorable impact on the comparison of 2009 operating profit to the prior year.

Aerospace

 Comparison of 2010 and 2009

Aerospace Segment net revenues increased 6% in 2010 to $173.5 million, from $163.3 million in 2009. During 2010, core revenue increased 7%, while currency movements decreased sales by 1%. The core growth is due principally to improvement in the commercial aviation market, particularly in the second half of 2010, which led to higher sales of wide-body cargo handling systems, cargo system spare components and repairs and cargo containers.

Segment operating profit increased 134% in 2010 to $22.5 million, compared to $9.6 million in 2009. The higher operating profit in 2010 compared to the same period of 2009 was primarily due to approximately $4 million in higher sales volumes, approximately $3 million resulting from a favorable sales mix of higher margin cargo system spare components and repairs, and approximately $3 million in manufacturing efficiencies achieved in the production of cargo containers and wide-body cargo handling systems for aircraft manufacturers.

 Comparison of 2009 and 2008

Aerospace Segment net revenues declined 27% in 2009 to $163.3 million, from $224.1 million in 2008. Core revenue reductions accounted for nearly all (23%) of the decline in revenue. Weakness in the commercial aviation sector throughout 2009 resulted in reduced sales to commercial airlines and freight carriers of wide body cargo spare components and repairs and cargo containers. This market weakness has also reduced the number of aftermarket cargo system conversions, resulting in lower sales of multi-deck wide body cargo handling systems, which offset the impact of higher sales of single deck wide body systems on passenger aircraft.

Segment operating profit decreased 41% in 2009 to $9.6 million, from $16.3 million in 2008. This decline was principally due to the sharply lower sales volumes across all product lines, including the unfavorable mix in 2009 of lower margin single deck system sales compared with a mix in 2008 that was weighted more toward aftermarket multi-deck system conversions and spares and repairs. The impact from lower sales volumes was partially offset by cost reduction initiatives that resulted in operating cost reductions of approximately $9 million during 2009.

Commercial

 Comparison of 2010 and 2009

Commercial Segment net revenues increased approximately 16% in 2010 to $194.9 million, from $168.1 million in 2009. Core growth of 16% and favorable currency movements of 1% were partially offset by the impact from the divestiture of a marine product line in the first quarter of 2009 (1%). Higher sales of marine products to OEM manufacturers for the recreational boat market and spare parts in the marine aftermarket accounted for 20% of sales growth while lower sales of industrial non-marine products negatively impacted sales growth by 4%.

Commercial Segment operating income increased 67% to $18.0 million, compared to $10.8 million for the same period last year. This increase principally was due to approximately $6 million in higher sales volumes of marine products to OEM manufacturers for the recreational boat market and spare parts in the marine aftermarket, as well as a reduction in factory costs of approximately $4 million resulting from facility consolidations in 2009, partially offset by the stronger Canadian dollar, which resulted in a negative impact on our costs of approximately $3 million.

 Comparison of 2009 and 2008

Commercial Segment net revenues declined by approximately 21% in 2009 to $168.1 million, from $212.4 million in 2008. Core revenue reductions accounted for 15% of the decline, which was principally the result of a decrease in sales of marine products to OEM manufacturers for the recreational boat market (22%), partially offset by approximately $20 million of higher sales of the modern burner unit to the U.S. Military.

In 2009, segment operating profit decreased 21% to $10.8 million compared to $13.7 million in 2008. This decrease was principally due to the lower sales volumes of marine products to OEM manufacturers for the recreational boat market, which more than offset the impact from the elimination of approximately $8 million of operating costs in 2009 and higher sales of the modern burner unit to the U.S. military.

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

We currently do not foresee any difficulties in meeting our cash requirements or accessing credit as needed in the next twelve months. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, in light of global economic conditions over the past few years, there is a risk that our customers and suppliers may be unable to access liquidity. If global economic conditions deteriorate, we may experience delays in customer payments and reductions in our customers’ purchases from us, which could have a material adverse effect on our liquidity.

The deterioration in the securities markets that occurred during 2008 and the subsequent moderate recovery in these markets during 2009 and 2010 impacted the market value of the assets included in our defined benefit pension plans. As a result of these market fluctuations, the market value of assets in our domestic pension funds declined in value by approximately $76 million during 2008 and recovered approximately $65 million through 2010. In September 2010, we made a $30 million cash contribution to the Teleflex Retirement Income Plan to improve the funded status of the pension plan. The volatility in the securities markets has not significantly affected the liquidity of our pension plans or counterparty exposure. A majority of the assets in our domestic pension plans are invested in mutual funds registered with the SEC under the Investment Company Act of 1940. Underlying holdings of the mutual funds are primarily invested in publicly traded equity and fixed income securities.

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

We depend on foreign sources of cash to fund a portion of our debt service requirements, substantially all of which relate to United States indebtedness because the net cash provided by U.S.-based operating activities alone is not sufficient. Accordingly, we repatriated approximately $123 million and $363 million in 2010 and 2009, respectively, of cash from our foreign subsidiaries to help fund debt service and other cash requirements. These cash distributions are subject to tax in the U.S. at the corporate tax rate reduced by applicable foreign tax credits for foreign taxes paid on distributed earnings. Approximately $62.6 million of our $206.6 million of net cash provided by operating activities in 2010 was generated in the U.S., and approximately $23.5 million of our $172.2 million of net cash provided by operating activities in 2009 was generated in the U.S.

During 2010 and 2009 we repaid approximately $727 million and $359 million, respectively, of debt from the proceeds of the issuance of convertible debt, the sale of businesses and from cash generated from operations. As a result, we have no scheduled principal payments under our senior credit facility until October 2012. Our next scheduled senior note principal payment is in July 2011 for approximately $73 million. We anticipate our domestic interest payments for 2011 will be approximately $52 million. To the extent we cannot, or choose not to, repatriate cash from foreign subsidiaries in time to meet quarterly debt service or other requirements, our revolving credit facility can be utilized as a source of liquidity until such cash can be repatriated in a cost effective manner.

We expect to receive approximately $10 million in principal amount of zero coupon Greek treasury bonds in settlement of amounts due us from sales to the public hospital system in Greece for 2007, 2008 and 2009. The bonds mature over a three year period. At December 31, 2010 we provided an allowance of $2.5 million to reflect the respective outstanding receivables at that date at the fair value of Greek treasury bonds with a comparable maturity.

We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and sales of accounts receivable under our securitization program will enable us to fund our operating requirements, capital expenditures and debt obligations.

Refinancing Transactions

In August 2010, we entered into a series of refinancing transactions comprised of (i) a public offering of $400.0 million aggregate principal amount of 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”), (ii) the amendment of certain terms of our senior credit facilities, (iii) the extension of the maturity of a portion of our borrowings under the senior credit facilities, (iv) the repayment of $200.0 million of borrowings under the senior credit facilities, (v) the amendment of certain terms of our Senior Notes and (vi) the prepayment of all of our 2007 Notes, which had an outstanding aggregate principal amount of $196.6 million and were scheduled to mature in 2012 and 2014. The refinancing transactions were designed to improve near term liquidity and financial flexibility by extending debt maturities. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information on the refinancing.

Prepayment of 2004 Notes

In December 2010, we prepaid $165.8 million in aggregate principal amount of our 2004 Notes. Of this amount, (i) $72.5 million was applied to the 6.66% Series 2004-1 Tranche A Senior Notes due 7/8/11, (ii) $48.3 million was applied to the 7.14% Series 2004-1 Tranche B Senior Notes due 7/8/14 and (iii) $45.0 million was applied to the 7.46% Series 2004-1 Tranche C Senior Notes due 7/8/16. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the partial prepayment of the 2004 Notes.

On February 23, 2011, we began to prepay the remaining aggregate principal amount of the 2004 Notes. See Note 19, “Subsequent Events”, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Cash Flows

The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Cash flows from continuing operations provided by (used in):
Operating activities	$206.6	$172.2	$83.7
Investing activities	148.4	285.2	(29.6)
Financing activities	(336.6)	(402.2)	(180.8)
Cash flows provided by discontinued operations	5.9	16.9	40.4
Effect of exchange rate changes on cash and cash equivalents	(4.2)	8.9	(7.8)

Increase (decrease) in cash and cash equivalents	$20.1	$81.0	$(94.1)

Cash Flow from Operating Activities

Comparison of 2010 and 2009

Operating activities from continuing operations provided net cash of approximately $206.6 million during 2010. Year over year cash flow from operating activities increased $34.4 million over the comparable period in 2009. Cash flow from operations in 2009 was adversely affected by a $97.5 million tax payment on the sale of the ATI businesses, while the 2010 increase reflects a tax refund of $59.5 million and lower payments for interest and restructuring and integration programs. The increase was partly offset by a $24.6 million increase in our contributions to domestic defined benefit pension plans in 2010 over the comparable period in 2009 and an increase in receivables of $39.7 million that resulted from the adoption of an amendment to Financial Accounting Standards Board Accounting Standards Codification topic 860, “Transfers and Servicing” (“ASC topic 860”) in the first quarter of 2010. Specifically, upon adoption of the amendment, the accounts receivable that we previously treated as sold and removed from the balance sheet under our securitization program are now required to be accounted for as secured borrowings and reflected as short-term debt on our balance sheet. The effect of the amendment is reflected in our condensed consolidated statements of cash flows under financing activities in the increase (decrease) in notes payable and current borrowings and under operating activities in the accounts receivable use of cash. Underlying these activities cash flow from continuing operations in 2010 compared to 2009 was further reduced by higher receivables primarily in Europe reflecting the continued slow down in payments from public hospitals in Italy, Spain, Portugal and Greece where funding continues to be under pressure due to weak economic conditions and higher inventories in North America in advance of the coming flu season.

Comparison of 2009 and 2008

Lower tax payments of approximately $25 million and lower interest payments of approximately $25 million were the primary contributors to the higher cash flow from continuing operations in 2009 compared to 2008.

Changes in our operating assets and liabilities resulted in an aggregate decrease in cash from operations of approximately $106 million during 2009, which was comprised of a reduction in income taxes payable of approximately $117 million offset by the impact from a reduction of working capital of approximately $11 million. The reduction in taxes includes $97.5 million of taxes paid in connection with the sale of the ATI businesses in 2009. The reduction in working capital results principally from (i) lower inventory due largely to inventory control efforts in both the Aerospace and Commercial segments in response to weak demand during 2009, coupled with deliveries of cargo handling systems in the Aerospace Segment that had been delayed from 2008 into 2009; (ii) lower accounts receivable, primarily in the Aerospace Segment, reflecting lower sales, partly offset by higher receivables in the Medical Segment due to a slow down in payments from public hospitals in Italy, Spain, Portugal and Greece where funding has been under pressure due to weak economic conditions. These reductions in cash flow were partly offset by (iii) lower accounts payable and accrued expenses largely due to reduced spending on inventory in the Aerospace Segment coupled with reduced payments of termination benefits and contract termination costs in restructuring and integration reserves.

Cash Flow from Investing Activities

Investing activities from continuing operations provided net cash of $148.4 million in 2010, primarily due to $24.7 million in proceeds from the sale of SSI, $50.0 million from the sale of Heavy Lift and $93.9 million from the sale of the Actuation business, partly offset by capital expenditures of $33.5 million.

Our cash flows from investing activities from continuing operations in 2009 consisted primarily of proceeds from the sales of the ATI businesses and Power Systems operations, partly offset by capital expenditures of $28.7 million.

Cash Flow from Financing Activities

Financing activities from continuing operations used net cash of $336.6 million in 2010. During the third quarter of 2010, in connection with the refinancing of a portion of our long-term debt, we issued $400.0 million in aggregate principal amount of Convertible Notes. As part of our effort to reduce the potential dilution resulting from the issuance of our common stock and/or reduce our exposure to potential cash payments we may be required to make upon conversion of the Convertible Notes, we entered into hedging transactions involving the purchase of call options and the sale of warrants (see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for further information). We used approximately $88.0 million of the Convertible Note proceeds to purchase the call options, which was partially offset by the receipt of $59.4 million from the sale of the warrants. We used $200.0 million of the Convertible Note proceeds to repay term loan borrowings under our senior credit facility. In connection with the refinancing transactions we incurred $21.4 million of transaction fees and expenses, including underwriters’ discounts and commissions. We used the remainder of the net proceeds, together with available cash, to prepay all of our outstanding 2007 Notes at an aggregate prepayment purchase price equal to the aggregate outstanding principal amount of $196.6 million, plus a prepayment make-whole amount of $28.1 million. During the fourth quarter of 2010 we prepaid $165.8 million in aggregate principal amount of our 2004 Notes, which required the payment to the 2004 noteholders of a prepayment make-whole amount of $15.5 million. We also paid $54.3 million of dividends. These reductions in cash flows from financing activities were partly offset by the $29.4 million increase in notes payable and current borrowings as a result of the application of the amendment to ASC topic 860, discussed above, to our securitization program, which resulted in the reporting of the securitization program as a secured borrowing in 2010.

Our cash flows from financing activities from continuing operations in 2009 consisted primarily of $357.6 million repayment of long-term debt and payment of dividends of $54.0 million, partly offset by borrowings of $10.0 million under our revolving credit facility.

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2010	2009
	(Dollars in millions)

Net debt includes:
Current borrowings	$103.7	$4.0
Long-term borrowings	813.4	1,192.5

Total debt	917.1	1,196.5
Less: Cash and cash equivalents	208.5	188.3

Net debt	$708.6	$1,008.2

Total capital includes:
Net debt	$708.6	$1,008.2
Shareholders’ equity	1,783.4	1,580.2

Total capital	$2,492.0	$2,588.4

Percent of net debt to total capital	28%	39%

Fixed rate borrowings, excluding the effect of derivative instruments, comprised 53% of total borrowings at December 31, 2010. Fixed rate borrowings, including the effect of derivative instruments, comprised 91% of total borrowings at December 31, 2010. Less than 1% of our total borrowings of $917.1 million are denominated in currencies other than the U.S. dollar, principally the Renminbi.

Our senior credit and senior note agreements contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. These agreements also require us to maintain a consolidated leverage ratio of not more than 3.50:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated pursuant to the definitions and methodology set forth in the senior credit agreement. At December 31, 2010, our consolidated leverage ratio was 2.65:1 and our interest coverage ratio was 4.68:1, both of which are in compliance with the limits described in the preceding sentence.

At December 31, 2010, we had no borrowings outstanding and approximately $4 million in outstanding standby letters of credit under our $400 million revolving credit facility. This facility is used principally for seasonal working capital needs. We had no outstanding borrowings under this facility throughout 2010 until we borrowed $90 million on December 20, 2010 to prepay a portion of the 2004 notes (including fees and make-whole premium). We then repaid this amount from the proceeds of the sale of the actuation business on December 31, 2010. The availability of loans under this facility is dependent upon our ability to maintain our financial condition and our continued compliance with the covenants contained in the senior credit agreement and senior note agreements. Moreover, additional borrowings would be prohibited if a Material Adverse Effect (as defined in the senior credit agreement) were to occur. Notwithstanding these restrictions, we believe that this revolving credit facility provides us with significant flexibility to meet our foreseeable working capital needs. At our current level of EBITDA (as defined in the senior credit agreement) for the year ended December 31, 2010, we would have been permitted $285 million of additional debt beyond the levels outstanding at December 31, 2010. Moreover, additional capacity would be available if borrowed funds were used to acquire a business or businesses through the purchase of assets or controlling equity interests so long as the aforementioned leverage and interest coverage ratios are met after calculating EBITDA on a proforma basis to give effect to the acquisition.

As of December 31, 2010, we were in compliance with all other terms of the senior credit agreement and the senior notes, and we expect to continue to be in compliance with the terms of these agreements, including the leverage and interest coverage ratios, throughout 2011.

For additional information regarding our indebtedness, please see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, we have an accounts receivable securitization facility under which we sell a security interest in domestic accounts receivable for consideration of up to $75.0 million to a commercial paper conduit; as of December 31, 2010, the maximum amount available for borrowing was $25.9 million. This facility is utilized from time to time for increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility.

Stock Repurchase Programs

On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, our senior loan agreements limit the aggregate amount of share repurchases and other restricted payments we may make to $75 million per year in the event our consolidated leverage ratio exceeds 3.5 to 1. Accordingly, these provisions may limit our ability to repurchase shares under this Board authorization. Through December 31, 2010, no shares have been purchased under this Board authorization.

Contractual Obligations

Contractual obligations at December 31, 2010 are as follows:

		Payments due by period
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
			(Dollars in thousands)

Total borrowings	$997,011	$103,711	$81,607	$366,643	$445,050
Interest obligations(1)	230,017	52,190	95,519	56,020	26,288
Operating lease obligations	96,418	22,131	32,288	17,643	24,356
Minimum purchase obligations(2)	34,516	34,080	312	124	—
Other postretirement benefits	39,384	3,933	7,553	7,633	20,265

Total contractual obligations	$1,397,346	$216,045	$217,279	$448,063	$515,959

(1)	Interest obligations include our obligations under our interest rate swap agreement. Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2010.

(2)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to material purchase requirements.

We have recorded a noncurrent liability for uncertain tax positions of $62.6 million and $109.9 million as of December 31, 2010 and December 31, 2009, respectively. Due to uncertainties regarding the ultimate resolution of ongoing or future tax examinations we are not able to reasonably estimate the amount of any income tax payments to settle uncertain income tax positions or the periods in which any such payments will be made.

In 2010, cash contributions to all defined benefit pension plans were $32.1 million, and we estimate the amount of cash contributions will be in the range of $7.2 million to $10 million in 2011. Due to the potential impact of future plan investment performance, changes in interest rates and other economic and demographic assumptions and changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2011.

See Notes 15 and 16 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Off Balance Sheet Arrangements

We have residual value guarantees under operating leases for certain equipment. The maximum potential amount of future payments we could be required to make under these guarantees is approximately $9.1 million. See Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

An allowance for doubtful accounts is maintained for accounts receivable based on our historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was $4.1 million at December 31, 2010 and $7.1 million at December 31, 2009 which was 1.3% and 2.6%, respectively, of gross accounts receivable. In light of the disruptions in global economic markets that began in the fourth quarter of 2008 and has continued through 2010 we have heightened our risk assessment when estimating the allowance for doubtful accounts at December 31, 2010 by engaging in a more robust customer-by-customer risk assessment. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

Inventory Utilization

Inventories are valued at the lower of cost or market. Accordingly, we maintain a reserve for excess and obsolete inventory to reduce the carrying value of our inventories to reflect the diminution of value resulting from product obsolescence, damage or other issues affecting marketability by an amount equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Our excess and obsolete inventory reserve was $38.3 million at December 31, 2010 and $35.3 million at December 31, 2009 which was 10.2% and 8.9% of gross inventories, at those respective dates.

Accounting for Long-Lived Assets and Investments

The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow projections. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, equals the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Accounting for Goodwill and Other Intangible Assets

Goodwill and intangible assets by reporting segment at December 31, 2010 were as follows:

	Medical	Aerospace	Commercial	Total
	(Dollars in millions)

Goodwill	$1,434.9	$—	$7.5	$1,442.4
Intangible assets:
Indefinite lived	318.3	—	7.8	326.1
Finite lived	579.6	5.4	7.4	592.4

Goodwill and intangible assets	$2,332.8	$5.4	$22.7	$2,360.9
Number of reporting units	4	2	1	7

Intangible assets may represent indefinite-lived assets (e.g., certain trademarks or brands), determinable-lived intangibles (e.g., certain trademarks or brands, customer relationships, patents and technologies) or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. Goodwill and indefinite-lived intangibles assets, primarily trademarks and brand names, are not amortized but are tested annually for impairment during the fourth quarter, using the first day of the quarter as the measurement date, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.

Goodwill

Impairment assessments are performed at a reporting unit level. For purposes of this assessment, the our reporting units are generally its businesses one level below the respective operating segment.

Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit, including goodwill, with its carrying value. In performing the first step, we calculated fair values of the various reporting units using equal weighting of two methods; one which estimates the discounted cash flows (“DCF”) of each of the reporting units based on projected earnings in the future (the Income Approach) and one which is based on sales of similar assets in actual transactions (the Market Approach). If the fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.

Determining fair value requires the exercise of significant judgment. The more significant judgments and assumptions made to determine the fair value of our reporting units were (1) the amount and timing of expected future cash flows which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the respective industries in which the reporting units operate, (3) discount rates that are used to discount future cash flows to their present values, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs, (4) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value under the Market Approach and the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in the current year as compared to the prior year valuations of our reporting units. The DCF analysis utilized in the fourth quarter 2010 impairment test was performed over a ten year time horizon for each reporting unit. For reporting units whose assets include goodwill, the compound growth rates during this period range from approximately 4% to 6% for revenue and from approximately 4% to 10% for operating income. Discount rates were 10.5% for reporting units in the Medical Segment and 13.5% for reporting units in the Aerospace and Commercial segments. A perpetual growth rate of 2.5% was assumed for all reporting units.

In arriving at our estimate of the fair value of each reporting unit, we considered the results of both the DCF and the market comparable methods and concluded the fair value to be the average of the results yielded by the two methods for each reporting unit. Then, our current market capitalization was reconciled to the sum of the estimated fair values of the individual reporting units, plus a control premium, to ensure the fair value conclusions were reasonable in light of current market capitalization. The control premium implied by our analysis was approximately 35%, which was deemed to be within a reasonable range of observed average industry control premiums.

No impairment in the carrying value of any of our reporting units was evident as a result of the assessment of their respective fair values as determined under the methodology described above. The fair values of our reporting units whose assets include goodwill, other than the North America reporting unit within the Medical segment, exceed their respective carrying values by more than 50%. For the Medical — North America reporting unit, the fair value is approximately 12% higher than its carrying value in 2010, where the fair value had been 41% and 18% higher than its carrying value in 2008 and 2009, respectively. The approximately $959.0 million of goodwill attributed to the Medical — North America reporting unit constitutes approximately 66% of our total goodwill.

Our expected future growth rates are based on our estimates of future sales, operating income and cash flow and are consistent with our internal budgets and business plans which reflect a modest amount of core revenue growth coupled with the successful launch of new products each year which, together, more than offset volume losses from products that are expected to reach the end of their life cycle. As a result of this analysis, the compound annual growth rate of sales and cash flows over the projected ten year period in the Medical — North America reporting unit is estimated to be 4% and 6%, respectively. Under the income approach, significant changes in assumptions would be required for this reporting unit to fail the step one test. For example, an increase of over one percent in the discount rate or a decrease of over 30% percent in the compound annual growth rate of operating income would be required to indicate impairment for this reporting unit. Nevertheless, while we believe the assumed growth rates of sales and cash flows are reasonable and achievable the possibility remains that the core revenue growth of this reporting unit may not perform as expected, and, as a result, the estimated fair value may continue to decline. If our strategy and/or new products are not successful and we do not achieve core revenue growth in the future the goodwill in the Medical — North America reporting unit may become impaired and, in such case, we may incur material impairment charges.

Intangible Assets

Intangible assets are assets acquired that lack physical substance and that meet the specified criteria for recognition apart from goodwill. Intangible assets we obtained through acquisitions are comprised mainly of technology, customer relationships, and trade names. The fair value of acquired technology and trade names is estimated by the use of a relief from royalty method, which values an intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. The fair value of acquired customer relationships is estimated by the use of an income approach known as the excess earnings method. The excess earnings method measures economic benefit of an asset indirectly by calculating residual profit attributable to the asset after appropriate returns are paid to complementary or contributory assets. The residual profit is tax-effected and discounted to present value at an appropriate discount rate that reflects the risk factors associated with the estimated income stream. Determining the useful life of an intangible asset requires considerable judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

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

Discount rates and perpetual growth rates utilized in the impairment test of indefinite-lived assets during the fourth quarter of 2010 are comparable to the rates utilized in the impairment test of goodwill by segment. Compound annual growth rates in revenues projected to be generated from certain trade names in the Medical Segment ranged from 5% to 9% and a royalty rate of 4% was assumed. The compound annual growth rate in revenues projected to be generated from certain trade names in the Commercial Segment was 5% and a royalty rate of 2% was assumed. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar trademarks or technologies are being licensed in the marketplace.

No impairment in the carrying value of any of our trade names was evident as a result of the assessment of their respective fair values as determined under the methodology described above, nor would impairment be evident had the fair value of each our indefinite-lived assets been hypothetically lower than presently estimated by 10% as of September 27, 2010.

We are not required to perform an annual impairment test for long-lived assets, including finite-lived intangible assets (e.g., customer relationships); instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Significant judgments in this area involve determining whether a triggering event has occurred and re-assessing the reasonableness of the remaining useful lives of finite-lived assets by, among other things, assessing customer attrition rates.

Accounting for Pensions and Other Postretirement Benefits

We provide a range of benefits to eligible employees and retired employees, including pensions and postretirement healthcare benefits. Several statistical and other factors which are designed to project future events are used in calculating the expense and liability related to these plans. These factors include actuarial assumptions about discount rates, expected rates of return on plan assets, compensation increases, turnover rates and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.78%	6.06%	6.32%	5.6%	6.05%	6.45%
Rate of return	8.27%	8.17%	8.19%	—	—	—
Initial healthcare trend rate	—	—	—	9.0%	10.0%	8.5%
Ultimate healthcare trend rate	—	—	—	5.0%	5.0%	5.0%

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity to changes in the weighted average assumptions:

	Assumed Discount		Expected Return
	Rate		on Plan Assets	Assumed Healthcare
	50 Basis	50 Basis	50 Basis	Trend Rate
	Point	Point	Point	1.0%	1.0%
	Increase	Decrease	Change	Increase	Decrease
	(Dollars in millions)

Net periodic pension and postretirement healthcare expense	$(0.6)	$0.6	$1.3	$0.4	$(0.3)
Projected benefit obligation	$(23.2)	$24.9	$ N/A	$4.7	$(4.1)

Product Warranty Liability

We warrant to the original purchaser of certain of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. We have recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. We accrue for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Our estimated product warranty liability was $10.9 million and $12.1 million at December 31, 2010 and December 31, 2009, respectively.

Distributor Rebates

We offer rebates to certain distributors and accrue an estimate for the rebate as a reduction of revenues at the time of sale. The estimate is based on an historical experience rate of rebate claims by distributors over the previous 12 months for specific product lines. The accrual for estimated rebates was $15.5 million and $13.5 million at December 31, 2010 and December 31, 2009, respectively.

Share-based Compensation

We estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense is measured using a Black-Scholes option pricing model that takes into account highly subjective and complex assumptions with respect to expected life of options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted represents the period of time that options granted are expected to be outstanding, which is derived from the vesting period of the award, as well as historical exercise behavior. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option.

Accounting for Income Taxes

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes with tax authorities and potential litigation, the outcome of which is uncertain. Management must make judgments about such uncertainties and determine estimates of our tax assets and liabilities. Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates, which we expect will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

We are also required to assess the realizability of our deferred tax assets. We evaluate all positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset our deferred tax assets in an amount equal to future tax benefits that may not be realized. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

The valuation allowance for deferred tax assets of $49.5 million and $49.2 million at December 31, 2010 and December 31, 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax asset. The valuation allowance was calculated in accordance with the provisions under ASC topic 740 “Income Taxes,” which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which facts that give rise to an adjustment become known. Specifically, we are currently in the midst of examinations by the U.S., Canadian, German and Czech Republic taxing authorities with respect to our income tax returns for those countries for various tax years. The ultimate outcomes of the examinations of these returns could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

See Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.

New Accounting Standards

See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on recently issued accounting standards, including estimated effects, if any, on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to certain financial risks, specifically fluctuations in market interest rates, foreign currency exchange rates and, to a lesser extent, commodity prices. We use derivative financial instruments to manage or reduce the impact of some of these risks. We do not enter into derivative instruments for trading purposes. We are also exposed to changes in the market traded price of our common stock as it influences the valuation of stock options and their effect on earnings.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. An interest rate swap is used to manage a portion of our interest rate risk. The table below provides information regarding the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates shown below are the weighted average rates of the debt portfolio based on interest rates in effect on December 31, 2010. For the amount subject to swap, the notional amount and the related interest rate is shown by year of maturity. The fair value, net of tax, of the interest rate swap as of December 31, 2010 was a loss of $15.4 million, which was reflected in accumulated other comprehensive income.

	Year of Maturity
	2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in thousands)

Fixed rate debt	$72,500	$—	$—	$48,250	$—	$445,050	$565,800
Average interest rate	6.6%	—	—	7.1%	—	4.2%	4.8%
Variable rate debt	$31,211	$45,220	$36,387	$318,393	$—	$—	$431,211
Average interest rate	1.7%	1.7%	2.8%	2.8%	—	—	2.6%
Amount subject to swaps:
Variable to fixed(1)		$350,000
Average rate to be received		3 months USD LIBOR
Average rate to be paid		4.75% (2)

(1)	The notional value of the interest rate swap was $600 million at inception and was amortized to a notional value of $350 million in October 2010. The notional value of the interest rate swap will remain at $350 million until maturity in 2012.

(2)	The all in cost of the $350 million floating rate debt swapped to a fixed rate is 4.75% plus the applicable spread over LIBOR, which at December 31, 2010 was 222 basis points.

A 1.0% change in variable interest rates would adversely or positively impact our expected net earnings by approximately $0.5 million, for the year ended December 31, 2011.

Foreign Currency Risk

We are exposed to currency fluctuations in connection with transactions denominated in currencies other than the functional currencies of certain subsidiaries. We have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows from these exposures. These are primarily contracts to buy or sell a foreign currency against the U.S. dollar or the Euro. The fair value of the open forward contracts as of December 31, 2010 was a net gain of $0.1 million. The following table provides information regarding our open forward currency contracts as of December 31, 2010, which mature in 2011. Forward contract notional amounts presented below are expressed in the stated currencies. The total notional amount for all contracts translates to approximately $76 million.

Forward Currency Contracts:

Buy/(Sell)
(in thousands)

Japanese yen	(546,000)
United States dollars	(20,110)
Euros	(13,324)
Mexican peso	226,109
Czech koruna	293,748
Malaysian ringgits	51,692
Canadian dollars	(6,110)

A strengthening of 10% in the value of the U.S. dollar against foreign currencies would, on a combined basis, adversely impact the translation of our non-US subsidiary net earnings and transactions in currencies other than the functional currency of certain subsidiaries by approximately $8.3 million, for the year ended December 31, 2011.

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

For the information required by this Item 10, other than with respect to our Executive Officers, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2011 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2011 Annual Meeting will be filed within 120 days of the close of our fiscal year.

For the information required by this Item 10 with respect to our Executive Officers, see Part I of this report on pages 11 — 12.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required by this Item 11, see “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2011 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2011 Annual Meeting, which information is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2010 regarding our 2000 Stock Compensation Plan and 2008 Stock Incentive Plan:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	2,274,627	56.17	1,892,520

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2011 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for our 2011 Annual Meeting, which information is incorporated herein by reference.

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

TELEFLEX INCORPORATED

By:	/s/ Benson F. Smith
Benson F. Smith
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated below.

By:	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Charles E. Williams
Charles E. Williams
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ George Babich, Jr. George Babich, Jr. Director	By:	/s/ Sigismundus W.W. Lubsen Sigismundus W.W. Lubsen Director

By:	/s/ Patricia C. Barron Patricia C. Barron Director	By:	/s/ Stuart A. Randle Stuart A. Randle Director

By:	/s/ William R. Cook William R. Cook Director	By:	/s/ Benson F. Smith Benson F. Smith Chairman, President, Chief Executive Officer & Director

By:	/s/ Dr. Jeffrey A. Graves Dr. Jeffrey A. Graves Director	By:	/s/ Harold L. Yoh III Harold L. Yoh III Director

By:	/s/ Stephen K. Klasko Stephen K. Klasko Director	By:	/s/ James W. Zug James W. Zug Director

Dated: February 24, 2011

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Benson F. Smith Benson F. Smith Chairman and Chief Executive Officer	/s/ Richard A. Meier Richard A. Meier Executive Vice President and Chief Financial Officer

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for transfers of financial assets and variable interest entities effective January 1, 2010.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2011

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(Dollars and shares in thousands,
	except per share)

Net revenues	$1,801,705	$1,766,329	$1,912,080
Cost of goods sold	1,007,636	994,179	1,110,560

Gross profit	794,069	772,150	801,520
Selling, general and administrative expenses	475,321	454,233	502,559
Research and development expenses	42,621	36,685	32,598
Goodwill impairment	—	6,728	—
Restructuring and other impairment charges	2,875	15,057	27,701
Net (gain) loss on sales of businesses and assets	(341)	2,597	(296)

Income from continuing operations before interest, loss on extinguishments of debt and taxes	273,593	256,850	238,958
Interest expense	80,031	89,463	121,589
Interest income	(861)	(2,535)	(2,272)
Loss on extinguishments of debt	46,630	—	—

Income from continuing operations before taxes	147,793	169,922	119,641
Taxes on income from continuing operations	21,887	35,073	37,933

Income from continuing operations	125,906	134,849	81,708

Operating income from discontinued operations (including gain (loss) on disposal of $114,702, $272,307, and $(8,238), respectively)	125,626	282,146	93,098
Taxes on income from discontinued operations	49,077	102,984	20,204

Income from discontinued operations	76,549	179,162	72,894

Net income	202,455	314,011	154,602
Less: Net income attributable to noncontrolling interest	1,361	1,157	747
Income from discontinued operations attributable to noncontrolling interest	—	9,860	34,081

Net income attributable to common shareholders	$201,094	$302,994	$119,774

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$3.12	$3.37	$2.05
Income from discontinued operations	$1.92	$4.26	$0.98

Net income	$5.04	$7.63	$3.03

Diluted:
Income from continuing operations	$3.09	$3.35	$2.03
Income from discontinued operations	$1.90	$4.24	$0.97

Net income	$4.99	$7.59	$3.01

Dividends per share	$1.36	$1.36	$1.34
Weighted average common shares outstanding:
Basic	39,906	39,718	39,584
Diluted	40,280	39,936	39,832
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$124,545	$133,692	$80,961
Income from discontinued operations, net of tax	76,549	169,302	38,813

Net income	$201,094	$302,994	$119,774

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars and shares in thousands)

ASSETS
Current assets
Cash and cash equivalents	$208,452	$188,305
Accounts receivable, net	294,196	265,305
Inventories, net	338,598	360,843
Prepaid expenses and other current assets	28,831	21,872
Income taxes receivable	3,888	100,733
Deferred tax assets	39,309	58,010
Assets held for sale	7,959	8,866

Total current assets	921,233	1,003,934
Property, plant and equipment, net	287,705	317,499
Goodwill	1,442,411	1,459,441
Intangibles assets, net	918,522	971,576
Investments in affiliates	4,899	12,089
Deferred tax assets	358	336
Other assets	68,027	74,130

Total assets	$3,643,155	$3,839,005

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$31,211	$3,997
Current portion of long-term debt	72,500	11
Accounts payable	84,846	94,983
Accrued expenses	117,488	97,274
Payroll and benefit-related liabilities	71,418	70,537
Derivative liabilities	15,634	16,709
Accrued interest	18,347	22,901
Income taxes payable	4,886	30,695
Deferred tax liabilities	4,433	—

Total current liabilities	420,763	337,107
Long-term borrowings	813,409	1,192,491
Deferred tax liabilities	370,819	398,923
Pension and postretirement benefit liabilities	141,769	164,726
Noncurrent liability for uncertain tax positions	62,602	109,912
Other liabilities	46,515	50,772

Total liabilities	1,855,877	2,253,931

Commitments and contingencies (See Note 16)
Common shareholders’ equity
Common shares, $1 par value Issued: 2010 — 42,245 shares; 2009 — 42,033 shares	42,245	42,033
Additional paid-in capital	349,156	277,050
Retained earnings	1,578,913	1,431,878
Accumulated other comprehensive income (loss)	(51,880)	(34,120)

	1,918,434	1,716,841
Less: Treasury stock, at cost	135,058	136,600

Total common shareholders’ equity	1,783,376	1,580,241

Noncontrolling interest	3,902	4,833

Total equity	1,787,278	1,585,074

Total liabilities and equity	$3,643,155	$3,839,005

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations:
Net income	$202,455	$314,011	$154,602
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(76,549)	(179,162)	(72,894)
Depreciation expense	48,372	53,631	56,167
Amortization expense of intangible assets	43,817	44,197	44,443
Amortization expense of deferred financing costs	7,750	5,511	5,330
Loss on extinguishments of debt	46,630	—	—
Gain on call options and warrants	(407)	—	—
Debt modification costs	2,843	—	—
Stock-based compensation	9,621	8,789	8,119
Net (gain) loss on sales of businesses and assets	(341)	2,597	(296)
Impairment of long-lived assets	—	5,788	10,399
Impairment of goodwill	—	6,728	—
Deferred income taxes, net	1,327	12,761	(32,795)
Other	(26,456)	3,062	13,149
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(56,296)	4,184	13,670
Inventories	(3,688)	28,229	(13,033)
Prepaid expenses and other current assets	(8,093)	170	4,811
Accounts payable and accrued expenses	(1,331)	(21,249)	2,380
Income taxes receivable and payable, net	16,931	(117,058)	(110,387)

Net cash provided by operating activities from continuing operations	206,585	172,189	83,665

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(33,537)	(28,668)	(32,674)
Payments for businesses and intangibles acquired, net of cash acquired	(82)	(643)	(5,083)
Proceeds from sales of businesses and assets, net of cash sold	181,550	314,513	8,464
Proceeds from (investments in) affiliates	476	—	(320)

Net cash provided by (used in) investing activities from continuing operations	148,407	285,202	(29,613)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	490,000	10,018	92,897
Reduction in long-term borrowings	(716,570)	(357,608)	(226,687)
Debt and equity issuance and amendment costs	(65,226)	—	(656)
Increase (decrease) in notes payable and current borrowings	29,398	(1,452)	(492)
Proceeds from stock compensation plans	10,657	1,553	7,955
Payments to noncontrolling interest shareholders	(1,974)	(702)	(739)
Dividends	(54,312)	(54,022)	(53,047)
Purchase of call options	(88,000)	—	—
Proceeds from sale of warrants	59,400	—	—

Net cash used in financing activities from continuing operations	(336,627)	(402,213)	(180,769)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	6,517	31,982	87,504
Net cash used in investing activities	(605)	(4,001)	(9,838)
Net cash used in financing activities	—	(11,075)	(37,240)

Net cash provided by discontinued operations	5,912	16,906	40,426

Effect of exchange rate changes on cash and cash equivalents	(4,130)	8,946	(7,776)

Net increase (decrease) in cash and cash equivalents	20,147	81,030	(94,067)
Cash and cash equivalents at the beginning of the year	188,305	107,275	201,342

Cash and cash equivalents at the end of the year	$208,452	$188,305	$107,275

Cash interest paid	$76,646	$88,583	$113,754

Income taxes paid	$97,536	$181,051	$206,369

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income (loss)	Shares	Dollars	Interest	Equity	Income (loss)
	(Dollars and shares in thousands, except per share)

Balance at December 31, 2007	41,794	$41,794	$252,108	$1,118,053	$56,919	2,343	$(140,031)	$42,183	$1,371,026
Net income				119,774				34,828	154,602	$154,602
Split-dollar life insurance arrangements adjustment				(1,874)					(1,874)	(1,874)
Cash dividends ($1.34 per share)				(53,047)					(53,047)
Financial instruments marked to market, net of tax of $(12,896)					(24,406)				(24,406)	(24,406)
Cumulative translation adjustment, net of tax of $(5,140)					(68,179)			(408)	(68,587)	(68,587)
Pension liability adjustment, net of tax of $(36,557)					(72,536)				(72,536)	(72,536)
Distributions to noncontrolling interest shareholders								(37,979)	(37,979)
Disposition of noncontrolling interest								804	804

Comprehensive income (loss)										$(12,801)

Shares issued under compensation plans	201	201	16,155			(24)	1,192		17,548
Deferred compensation						(8)	332		332

Balance at December 31, 2008	41,995	$41,995	$268,263	$1,182,906	$(108,202)	2,311	$(138,507)	$39,428	$1,285,883
Net income				302,994				11,017	314,011	$314,011
Cash dividends ($1.36 per share)				(54,022)					(54,022)
Financial instruments marked to market, net of tax of $8,028					15,988				15,988	15,988
Cumulative translation adjustment, net of tax of $1,385					49,798			109	49,907	49,907
Pension liability adjustment, net of tax of $967					8,296				8,296	8,296
Distributions to noncontrolling interest shareholders								(702)	(702)
Disposition of noncontrolling interest								(45,019)	(45,019)

Comprehensive income (loss)										$388,202

Shares issued under compensation plans	38	38	8,787			(24)	1,564		10,389
Deferred compensation						(9)	343		343

Balance at December 31, 2009	42,033	$42,033	$277,050	$1,431,878	$(34,120)	2,278	$(136,600)	$4,833	$1,585,074
Net income				201,094				1,361	202,455	$202,455
Cash dividends ($1.36 per share)				(54,312)					(54,312)
Financial instruments marked to market, net of tax of $1,188					2,081				2,081	2,081
Cumulative translation adjustment, net of tax of $(1,910)					(18,449)			47	(18,402)	(18,402)
Pension liability adjustment, net of tax of $(582)					(1,392)				(1,392)	(1,392)
Convertible debt discount, net of tax of $29,532			51,702						51,702
Call options, net of tax of $(32,293)			(58,602)						(58,602)
Warrants			60,775						60,775
Distributions to noncontrolling interest shareholders								(1,974)	(1,974)
Deconsolidation of VIE				253				(365)	(112)

Comprehensive income (loss)										$184,742

Shares issued under compensation plans	212	212	18,231			(22)	1,302		19,745
Deferred compensation						(6)	240		240

Balance at December 31, 2010	42,245	$42,245	$349,156	$1,578,913	$(51,880)	2,250	$(135,058)	$3,902	$1,787,278

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1 —	Summary of significant accounting policies

Consolidation:  The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (the “Company”). Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the Company has significant influence but not a controlling equity interest, including variable interest entities where the Company is not the primary beneficiary, are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method of accounting. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include management’s estimates and assumptions that affect the recorded amounts.

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

Accounts receivable:  Accounts receivable represents amounts due from customers related to the sale of products and provision of services. An allowance for doubtful accounts is maintained and represents the Company’s estimate of probable losses on realization of the full receivable. The allowance is provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for doubtful accounts was $4.1 million and $7.1 million as of December 31, 2010 and December 31, 2009, respectively.

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

Goodwill and other intangible assets:  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, during the fourth quarter or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses, if any, are included in income from operations. The goodwill impairment test is applied to each of the Company’s reporting units. For purposes of this assessment, a reporting unit is the operating segment, or a business one

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates fair values of the various reporting units using equal weighting of two methods; one which estimates the discounted cash flows (“DCF”) of each of the reporting units based on projected earnings in the future (the Income Approach) and one which is based on sales of similar assets in actual transactions (the Market Approach). If the reporting unit carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amounts.

Intangible assets consisting of intellectual property, customer lists and distribution rights are being amortized over their estimated useful lives, which are as follows: intellectual property, 3 to 20 years; customer lists, 5 to 30 years; distribution rights, 3 to 22 years. The weighted average amortization period is approximately 14 years. Trade names of $326.1 million are considered indefinite lived. The Company periodically evaluates the reasonableness of the useful lives of these assets.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current period earnings.

Share-based compensation:  The Company estimates the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense is measured using a Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than would be the case if the Company only used historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option.

Share-based compensation expense for 2010, 2009 and 2008 was $9.6 million, $8.8 million and $8.1 million, respectively and is included in selling, general and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2010, 2009 and 2008 was $2.6 million, $2.4 million and $2.0 million, respectively.

As of December 31, 2010, unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $5.6 million, which is expected to be recognized over a weighted-average period of 1.9 years. Unamortized share-based compensation cost related to non-vested shares (restricted stock), net of expected forfeitures, was $8.0 million, which is expected to be recognized over a weighted-average period of 1.85 years.

Share-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period less estimated forfeitures. Share-based compensation expense recognized in 2010, 2009 and 2008 included compensation expense for (1) share-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) topic 718, “Compensation-Stock Compensation,” and (2) share-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of the Compensation-Stock Compensation topic. The topic requires forfeitures to be estimated at the time of grant. To minimize fluctuations in share-based compensation expense, management reviews and revises the estimate of forfeitures for all share-based awards on a quarterly basis based on management’s expectation of the awards that will ultimately vest. In 2010, the Company issued 169,751 non-vested shares (restricted stock) the majority of which vest on the third anniversary of the grant date (cliff vesting).

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant judgment is required in determining income tax provisions and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not that a tax position will be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. Interest accrued related to unrecognized tax benefits and income tax related penalties are both included in taxes on income from continuing operations. The Company periodically assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to an adjustment become known.

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

Restructuring costs:  Restructuring costs, which include termination benefits, facility closure costs, contract termination costs and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving the company.

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

The Company’s normal policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. However, in the limited cases where an arrangement provides a right of return to the customer, including a distributor, the Company believes it has the ability to reasonably estimate the amount of returns based on its substantial historical experience with respect to these arrangements. The Company accrues any costs or losses that may be expected in connection with any returns in accordance with ASC topic 450, “Contingencies.” Revenues and cost of goods sold are reduced to reflect estimated returns.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	New accounting standards

The financial statements included in this report reflect changes resulting from the recent adoption of several accounting pronouncements. The subject matter of the changes, and the footnotes in which they appear, are as follows:

Disclosure of derivative instruments and hedging activities in Note 10;

Fair value of long-term debt in Note 9; and

Fair value measurements in Note 11.

Described below are several accounting pronouncements that the Company either recently adopted (including those reflected in the footnotes referenced above) or will adopt in the near future:

The Company adopted the following amendments to accounting standards as of January 1, 2010, the first day of its 2010 fiscal year:

Accounting for Transfers of Financial Assets — an amendment to Transfers and Servicing: In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the information that is reported in financial statements about the transfer of financial assets and the effects of transfers of financial assets on the transferor’s financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, with transferred financial assets. In addition, the guidance limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset. Upon the adoption of this guidance on January 1, 2010, the trade receivables under the Company’s accounts receivable securitization program (the “Securitization Program”) that were previously treated as sold and removed from the balance sheet are now included in accounts receivable, net, and the amounts outstanding under the Securitization Program are accounted for as a secured borrowing and reflected as short-term debt on the Company’s balance sheet. As of December 31, 2010, the amount of secured borrowing under the Securitization Program was $29.7 million. In addition, while there was no change in the arrangement under the Securitization Program, the adoption of this amendment affected the cash flow statement by reducing cash flow from operations by approximately $39.7 million and increasing cash flow from financing activities by approximately $29.7 million.

Amendment to Consolidation:  In June 2009, the FASB issued guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. As a result of the adoption of this guidance, the Company deconsolidated a variable interest entity, which had revenue of approximately $10 million during 2009, because the Company did not have a controlling financial interest. Refer to the Company’s consolidated statements of changes in equity included in this Annual Report on Form 10-K for the impact of the deconsolidation.

Amendment to Fair Value Measurements and Disclosures:  In January 2010, the FASB issued an update that amends disclosures about recurring or nonrecurring fair value measurements. The amendment requires new disclosures about transfers in and out of Level 1 and Level 2 and to provide a reconciliation of the activity in Level 3 fair value measurements that presents changes resulting from purchases, sales, issuances and settlements on a gross basis. In addition the amendment clarifies existing disclosures with respect to classes of assets

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities for which an entity should provide fair value measurement disclosures, as well as the disclosures surrounding the valuation techniques and inputs used to measure fair value. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurement activity which is effective for fiscal years beginning after December 15, 2010. The amendment did not have an impact on the Company’s fair value disclosures. The Company will provide the additional disclosures related to Level 3 pension plan assets, if any, following the effective date for amendments affecting Level 3 disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, the FASB issued an update to the Receivables topic that increased disclosures about the allowance for credit losses and the credit quality of financing receivables. The additional disclosures are intended to help assess an entity’s credit risk exposures and to assess the adequacy of an entity’s allowance for credit losses. The guidance does not apply to financing receivables that have a contractual maturity of one year or less and that arise from the sale of goods and services. As of December 31, 2010, the new disclosure guidance did not have an effect on the Company’s disclosures. The new disclosures are required for interim and annual periods ending after December 15, 2010, except for disclosures of period activity (i.e., allowance roll-forward and modification disclosures), which are required for interim and annual periods beginning after December 15, 2010.

The Company will adopt the following new accounting standards as of January 1, 2011, the first day of its 2011 fiscal year:

Amendment to Software:  In October 2009, the FASB changed the accounting model for revenue arrangements for certain tangible products containing both software components and nonsoftware components. The guidance provides direction on how to determine which software, if any, relating to the tangible product is excluded from the scope of the software revenue guidance. The amendment will be effective prospectively for fiscal years beginning on or after June 15, 2010. The amendment is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

Amendment to Revenue Recognition:  In October 2009, the FASB revised the criteria for multiple-deliverable revenue arrangements by establishing new guidance on how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Additionally, the guidance requires vendors to expand their disclosures regarding multiple-deliverable revenue arrangements. The guidance became effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The amendment is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3 —	Integration

In connection with its acquisition of Arrow International, Inc. (“Arrow”) in October 2007, the Company formulated a plan related to the integration of Arrow and the Company’s Medical businesses. The integration plan focuses on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. The Company finalized its estimate of the costs to implement the plan in the fourth quarter of 2008. The Company has accrued estimates for certain costs, related primarily to personnel reductions and facility closures and the termination of certain distribution agreements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is the activity in the integration cost accrual from December 31, 2008 through December 31, 2010:

	Involuntary Employee	Facility	Contract	Other
	Termination Benefits	Closure Costs	Termination Costs	Integration Costs	Total
	(Dollars in millions)

Balance at December 31, 2008	$4.3	$0.8	$4.8	$0.7	$10.6
Cash payments	(0.1)	(0.3)	(1.9)	—	(2.3)
Adjustments to reserve	(3.8)	—	0.1	(0.7)	(4.4)
Foreign currency translation	—	—	(0.3)	—	(0.3)

Balance at December 31, 2009	0.4	0.5	2.7	—	3.6
Cash payments	—	(0.2)	—	—	(0.2)
Adjustments to reserve	(0.2)	—	—	—	(0.2)
Foreign currency translation	(0.1)	(0.1)	—	—	(0.2)

Balance at December 31, 2010	$0.1	$0.2	$2.7	$—	$3.0

Contract termination costs relate to the termination of a European distributor agreement that is currently in litigation but is expected to be paid in 2011.

In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company has taken actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 4, “Restructuring and other impairment charges.” Costs that affect employees and facilities of Teleflex are charged to earnings and included in “restructuring and other impairment charges” in the consolidated statements of income for the periods in which the costs are incurred.

Note 4 —	Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
	(Dollars in thousands)

2008 Commercial Segment program	$—	$2,238	$444
2007 Arrow integration program	2,875	6,991	15,957
2006 restructuring program	—	—	901
Aggregate impairment charges — investments and certain fixed assets	—	5,828	10,399

Restructuring and other impairment charges	$2,875	$15,057	$27,701

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The charges associated with the 2008 Commercial Segment restructuring program that were included in restructuring and other impairment charges are as follows:

	Commercial
	2009	2008
	(Dollars in
	thousands)

Termination benefits	$2,025	$444
Facility closure costs	213	—
Asset impairments	134	1,486

	$2,372	$1,930

The Company completed the 2008 Commercial Segment restructuring program in 2009. Termination benefits were comprised of severance-related payments for all employees terminated in connection with the restructuring program. Facility closure costs related primarily to costs to prepare a facility for closure. All costs associated with this program were fully paid during 2009. No charges have been recorded under this program in 2010.

2007 Arrow Integration Program

The charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges for the years ended 2010, 2009, and 2008 were as follows:

	Medical
	2010	2009	2008
	(Dollars in thousands)

Termination benefits	$1,015	$4,033	$13,502
Facility closure costs	812	577	870
Contract termination costs	1,503	1,622	1,092
Asset impairments	—	42	5,188
Gain on sale of assets	(458)	—	—
Other restructuring costs	3	759	493

	$2,875	$7,033	$21,145

A reconciliation of the changes in accrued liabilities associated with the 2007 Arrow integration program from December 31, 2008 through December 31, 2010 is set forth in the following tables:

		Facility	Contract	Other
	Termination	Closure	Termination	Restructuring
	benefits	Costs	Costs	Costs	Total
	(Dollars in thousands)

Balance at December 31, 2008	$7,815	$601	$—	$159	$8,575
Subsequent accruals	4,033	577	1,622	759	6,991
Cash payments	(9,480)	(877)	(952)	(896)	(12,205)
Foreign currency translation	(185)	1	17	1	(166)

Balance at December 31, 2009	2,183	302	687	23	3,195
Subsequent accruals	1,015	812	1,503	3	3,333
Cash payments	(2,508)	(1,097)	(28)	(3)	(3,636)
Foreign currency translation	(90)	(17)	(24)	(1)	(132)

Balance at December 31, 2010	$600	$—	$2,138	$22	$2,760

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the Company expects future restructuring expenses associated with the 2007 Arrow integration program, if any, to be nominal.

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

For 2008, the charges associated with the 2006 restructuring program, all of which were accrued in the Medical Segment were as follows:

2008
(Dollars in
thousands)

Termination benefits	$589
Contract termination costs	312

$901

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the 2006 restructuring program. Contract termination costs related primarily to the termination of leases in conjunction with the consolidation of facilities.

The 2006 Restructuring program ended as of December 31, 2008, and no costs were incurred under this program in 2010 and 2009. The accrued liability at December 31, 2010 and December 31, 2009 was nominal.

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

During the fourth quarter of 2008, the following charges were recognized:

•	Charges of $2.7 million were recorded in the fourth quarter of 2008 related to five of the Company’s minority held investments due to deteriorating economic conditions.

•	The Company recorded a $0.8 million impairment of an intangible asset in the Commercial Segment that was identified during the annual impairment testing process.

•	An asset classified as held for sale was determined to be impaired and a $0.2 million impairment charge was recognized.

•	The Company recorded restructuring charges comprised of asset impairment charges of $1.5 million in the Commercial Segment for facilities involved in the 2008 Commercial Segment restructuring program and $5.2 million in the Medical Segment related to facilities that were reclassified to held for sale as of the fourth quarter of 2008.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Impairment of Goodwill and Intangible Assets

The Company performed an interim review of goodwill and intangible assets in the Marine and Cargo Container reporting units during the second quarter of 2009 and determined that $6.7 million of goodwill in the Cargo Container operations and $2.3 million of indefinite lived trade names in the Marine operations were impaired. Accordingly, the Company recorded a $9.0 million impairment charge with respect to these assets. The Company performed this interim review in response to the difficult market conditions in which these reporting units were operating and the significant deterioration in the operating performance of these reporting units which accelerated in the second quarter of 2009.

In performing the goodwill impairment test, the Company estimated the fair values of these two reporting units, a Level 3 measurement as defined by the fair value hierarchy (see Note 11, “Fair Value Measurement”), by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) analysis of sales of similar assets in actual transactions (the market approach). Using this methodology, the Company determined that the entire $6.7 million of goodwill in the Cargo Container reporting unit was impaired, but that goodwill in the Marine reporting unit was not impaired. In performing the impairment test for the indefinite lived intangibles, the Company estimated the direct cash flows associated with the applicable intangible assets using a “relief from royalty” methodology associated with revenues projected to be generated from these intangibles. Under this methodology, the owner of an intangible asset must determine the arms length royalty that likely would have been charged if the owner had to license that asset from a third party. This analysis indicated that certain trade names in the Marine reporting unit were impaired by $2.3 million.

In 2008, certain trade names in the Commercial Segment were determined to be impaired by $0.8 million.

Note 6 —	Inventories

Inventories at year end consisted of the following:

	2010	2009
	(Dollars in thousands)

Raw materials	$128,752	$150,508
Work-in-process	54,098	53,847
Finished goods	194,032	191,747

	376,882	396,102
Less: Inventory reserve	(38,284)	(35,259)

Inventories, net	$338,598	$360,843

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Property, plant and equipment

The major classes of property, plant and equipment, at cost, at year end are as follows:

	2010	2009
	(Dollars in thousands)

Land, buildings and leasehold improvements	$217,342	$226,304
Machinery and equipment	351,261	368,484
Computer equipment and software	80,632	78,813
Construction in progress	16,489	14,962

	665,724	688,563
Less: Accumulated depreciation	(378,019)	(371,064)

Property, plant and equipment, net	$287,705	$317,499

Note 8 —	Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by reporting segment, for 2010 and 2009 are as follows:

	Medical	Aerospace	Commercial	Total
		(Dollars in thousands)

Balance as of January 1, 2010
Goodwill	$1,444,354	$6,728	$15,087	$1,466,169
Accumulated impairment losses	—	(6,728)	—	(6,728)

	1,444,354	—	15,087	1,459,441
Goodwill related to dispositions	(9,224)	—	(7,597)	(16,821)
Adjustments	(180)	—	—	(180)
Translation adjustment	(29)	—	—	(29)

Balance as of December 31, 2010
Goodwill	1,434,921	6,728	7,490	1,449,139
Accumulated impairment losses	—	(6,728)	—	(6,728)

	$1,434,921	$—	$7,490	$1,442,411

	Medical	Aerospace	Commercial	Total
		(Dollars in thousands)

Balance as of January 1, 2009
Goodwill	$1,426,031	$6,996	$57,544	$1,490,571
Accumulated impairment losses	—	—	(16,448)	(16,448)

	1,426,031	6,996	41,096	1,474,123
Impairment losses	—	(6,728)	—	(6,728)
Goodwill related to acquisitions	214	—	—	214
Goodwill related to dispositions	—	(268)	(26,009)	(26,277)
Adjustments(1)	(3,093)	—	—	(3,093)
Translation adjustment	21,202	—	—	21,202

Balance as of December 31, 2009
Goodwill	1,444,354	6,728	15,087	1,466,169
Accumulated impairment losses	—	(6,728)	—	(6,728)

	$1,444,354	$—	$15,087	$1,459,441

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Goodwill adjustments relate primarily to the finalization of the purchase price allocation for the Arrow acquisition.

Intangible assets at year end consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2010	2009	2010	2009
		(Dollars in thousands)

Customer lists	$553,923	$559,207	$98,013	$74,047
Intellectual property	207,248	208,247	77,166	59,824
Distribution rights	16,728	22,094	13,016	17,066
Trade names	332,049	336,673	3,231	3,708

	$1,109,948	$1,126,221	$191,426	$154,645

Amortization expense related to intangible assets was $43.8 million, $44.2 million, and $44.4 million for 2010, 2009 and 2008, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in
thousands)

2011	$43,400
2012	43,200
2013	42,400
2014	38,100
2015	32,200

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Borrowings

The components of long-term debt are as follows:

	2010	2009
	(Dollars in thousands)

Senior Credit Facility:
Term loan facility, at an average rate of 1.31%, due 10/1/2012	$36,123	$664,170
Term loan facility, at an average rate of 2.56%, due 10/1/2014	363,877	—
2007 Senior Notes:
7.62% Series A Senior Notes, due 10/1/2012	—	130,000
7.94% Series B Senior Notes, due 10/1/2014	—	40,000
Floating Rate Series C Senior Notes, due 10/1/2012	—	26,600
2004 Senior Notes:
6.66% Series 2004-1 Tranche A Senior Notes due 7/8/2011	72,500	145,000
7.14% Series 2004-1 Tranche B Senior Notes due 7/8/2014	48,250	96,500
7.46% Series 2004-1 Tranche C Senior Notes due 7/8/2016	45,050	90,100
3.875% Convertible Senior Subordinated Notes due 2017	400,000	—
Other debt and mortgage notes, at interest rates ranging from 5% to 7%	—	132

	965,800	1,192,502
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(79,891)	—

	885,909	1,192,502
Current portion of borrowings	(72,500)	(11)

	$813,409	$1,192,491

Prepayment of 2004 Senior Notes

In December 2010, the Company prepaid $165.8 million in outstanding principal amount of its senior notes issued in 2004 (“2004 Notes”). Of this amount, (i) $72.5 million was applied to the 6.66% Series 2004-1 Tranche A Senior Notes due 7/8/11, (ii) approximately $48.3 million was applied to the 7.14% Series 2004-1 Tranche B Senior Notes due 7/8/14 and (iii) approximately $45.0 million was applied to the 7.46% Series 2004-1 Tranche C Senior Notes due 7/8/16. In addition, the Company paid the holders of the 2004 Notes a $15.5 million prepayment make-whole amount and accrued and unpaid interest. The Company recorded the $15.5 million make-whole payment and a $0.7 million write-off of unamortized debt issuance costs related to the prepayment of the 2004 Notes as a loss on extinguishment of debt during the fourth quarter of 2010.

Refinancing Transactions

In August 2010, the Company entered into a series of refinancing transactions comprised of (i) a public offering of $400.0 million aggregate principal amount of 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”); (ii) the amendment of certain terms of its Senior Credit Facilities; (iii) the extension of the maturity of a portion of its borrowings under the Senior Credit Facilities; (iv) the repayment of $200 million of borrowings under the Senior Credit Facilities; (v) the amendment of certain terms of its senior notes issued in 2007 (the “2007 Notes” and, together with the 2004 Notes, the “Senior Notes”) and (vi) the prepayment of the entire $196.6 million in outstanding aggregate principal amount of the 2007 Notes, which were scheduled to mature in 2012 and 2014. In addition, in connection with the issuance of the Convertible

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes, the Company received proceeds of approximately $59.4 million from the issuance of warrants on its common stock and purchased call options on its common stock for approximately $88.0 million.

The following table shows the impact of the various components of the refinancing transactions:

				Additional	Debt	Operating
		Other		Paid-In	Extinguishment	(Income)/
	Cash	Assets	Debt	Capital	Costs	Expenses
	(Dollars in millions)

Proceeds received from:
Issuance of Convertible Notes	$400.0	$—	$400.0	$—	$—	$—
Sale of warrants	59.4	—	—	59.4	—	—
Use of proceeds:
Repay term loan	(200.0)	—	(200.0)	—	—	—
Retire 2007 Notes	(196.6)	—	(196.6)	—	—	—
Prepayment of 2004 Notes	(165.8)	—	(165.8)	—	—	—
Make-whole payment — 2007 Notes	(28.1)	—	—	—	28.1	—
Make-whole payment — 2004 Notes	(15.5)	—	—	—	15.5	—
Purchase of call options	(88.0)	—	—	(88.0)	—	—
Underwriters’ discounts and commissions:
Convertible Notes	(11.0)	8.1	—	(2.9)	—	—
Senior Credit Facility	(5.0)	2.5	—	—	—	2.5
Other transaction fees:
Convertible Notes	(2.0)	1.3	—	(0.7)	—	—
Senior Credit Facility	(3.4)	3.2	—	—	—	0.2
2007 Notes	(0.1)	—	—	—	0.1	—
2004 Notes	(0.1)	—	—	—	—	0.1

Net cash	$(256.2)	15.1	(162.4)	(32.2)	43.7	2.8

Non-cash adjustments:
Equity component of Convertible Notes		—	(83.7)	83.7	—	—
Write-off unamortized debt issuance costs:
Senior Credit Facility		(1.6)	—	—	1.6	—
2007 Notes		(0.6)	—	—	0.6	—
2004 Notes		(0.7)	—	—	0.7	—
Mark-to-market gain on call options		—	—	(2.2)	—	(2.2)
Mark-to-market loss on warrants		—	—	1.8	—	1.8

		$12.2	$(246.1)	$51.1	$46.6	$2.4

Convertible Notes

On August 9, 2010, the Company issued $400.0 million of 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011, at a rate of 3.875% per year. The Convertible Notes mature on August 1, 2017. The Convertible Notes are the Company’s unsecured senior

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subordinated obligations and are (i) not guaranteed by any of the Company’s subsidiaries; (ii) subordinated in right of payment to all of the Company’s existing and future senior indebtedness (iii) junior to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Convertible Notes will be convertible at the option of the holder only under the following circumstances (i) during any fiscal quarter, if the last reported sales price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price on each applicable trading day; or (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each trading day during the measurement period; or (iii) upon the occurrence of specified corporate events; or (iv) at any time on or after May 1, 2017 up to and including July 28, 2017. The Convertible Notes are convertible at a conversion rate of 16.3084 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $61.32. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company’s conversion obligation may be satisfied, at the Company’s option, in shares of common stock, cash or a combination of cash and shares of common stock. The Company has initially elected a net-settlement method to satisfy its conversion obligation. The net-settlement method allows the Company to settle the $1,000 principal amount of the Convertible Notes in cash and to settle the excess conversion value in shares, plus cash in lieu of fractional shares.

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions with two counterparties pursuant to which it purchased call options for $88.0 million ($56.0 million net of tax) in private transactions. The call options allow the Company to receive, in effect for no additional consideration, shares of the Company’s common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Convertible Notes upon conversion. These call options will terminate upon the earlier of July 28, 2017 or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise.

The Company also entered into privately negotiated warrant transactions with the same counterparties generally relating to the same number of shares of common stock with each of the option counterparties. Under certain circumstances, the Company may be required under the terms of the warrant transactions to issue up to 19.99% of the shares of common stock outstanding on August 3, 2010, which equals 7,981,422 shares of common stock (subject to adjustments). The warrants have been divided into components that expire ratably over a 180 day period commencing November 1, 2017. The strike price of the warrants is approximately $74.65 per share of common stock, subject to customary anti-dilution adjustments. Proceeds received from the issuance of the warrants totaled approximately $59.4 million.

The convertible note hedge and warrant transactions described above are intended to reduce the potential dilution with respect to the Company’s common stock and/or reduce the Company’s exposure to potential cash payments that the Company may be required to make upon conversion of the Convertible Notes by, in effect, increasing the conversion price to $74.65 per share. However, the warrant transactions could have a dilutive effect with respect to the common stock or, if the Company so elects, obligate the Company to make cash payments to the extent that the market price per share of common stock exceeds $74.65 per share on any expiration date of the warrants.

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

The Company allocated the proceeds of the Convertible Notes between the liability and equity components of the debt. The initial $316.3 million liability component was determined based on the fair value of a similar debt instrument excluding the conversion feature. The initial $83.7 million ($53.3 million net of tax) equity component represented the difference between the fair value or carrying value of $316.3 million of the debt and the $400.0 million of proceeds. The related debt discount of $83.7 million will be amortized under the interest method over the remaining life of the Convertible Notes, which, at December 31, 2010, is approximately 6.6 years. An effective interest rate of 7.814% was used to calculate the debt discount on the Convertible Notes. The following table provides interest expense amounts related to the Convertible Notes for the periods presented:

Year Ended
December 31, 2010
(In millions)

Interest cost related to contractual interest coupon	$6.2
Interest cost related to amortization of the discount	$3.8

The following table provides the carrying value of the Convertible Notes as of December 31, 2010:

December 31, 2010
(In millions)

Principal amount of the Convertible Notes	$400.0
Unamortized discount	(79.9)

Net carrying amount	$320.1

  Senior Credit Facility

On August 9, 2010, the Company repaid $200.0 million of its term loan borrowings under its senior credit facility and amended certain terms of its existing senior credit agreement. In connection with the amendment, the Company extended the final maturity date of $363.9 million of its remaining $400.0 million term loan borrowings and $366.3 million of commitments under its $400.0 million revolving credit facility from October 1, 2012 to October 1, 2014. The extended term loans are to be repaid in accordance with an amortization schedule, with quarterly payments of 2.5% of the original principal amount of the extended term loans commencing on December 31, 2012. In addition, the amendment increased the applicable interest rate margin for the extended loans and commitments. As amended, the range of the applicable margin for borrowings bearing interest at the “base rate” (greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) increased to a range of 0.50% to 1.75%, and the range of the applicable margin for extended borrowings bearing interest at the “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings increased to a range of 1.50% to 2.75%. In addition, the commitment fee rate on unused but committed portions of the revolving credit facility increased to a range of 0.375% to 0.50%. The

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual amount of the applicable margin and commitment fee rate will be based on the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined in the senior credit agreement). At December 31, 2010, the spread over LIBOR was 225 basis points, the commitment fee rate was 0.375%.

The senior credit agreement was further amended to (i) permit an additional $200.0 million of indebtedness for unsecured, senior subordinated or subordinated notes; (ii) add a mandatory prepayment of term loans upon the occurrence of certain prepayments in cash of certain Convertible Notes, either in satisfaction of the rights of the holders of such Convertible Notes to convert or the rights of the holders of such Convertible Notes to require repurchase of the Convertible Notes upon a fundamental change (as defined in the indenture governing such Convertible Notes), in an amount equal to the amount used to prepay the applicable Convertible Notes to be ratably applied to the term loans under the credit agreement and the Senior Notes; (iii) amend the definition of “Consolidated EBITDA” to permit add-backs for fees and expenses incurred in connection with the $200.0 million repayment of existing term loan borrowings under the credit agreement and the prepayment make-whole amounts in connection with any prepayment on the Senior Notes, with such amendment only to take effect upon the prepayment of all of the Senior Notes or the amendment of such Senior Notes to permit corresponding add-backs; (iv) provide that, upon the prepayment of all of the Senior Notes or the amendment of such Senior Notes to increase the permitted leverage ratio to a level above 3.5 to 1, the credit agreement will, upon written notification to the administrative agent, automatically be amended to provide for either (1) an increase of the leverage ratio covenant to 4.0 to 1 (in the case of prepayment of the Senior Notes) or (2) an increase corresponding to an increase in the leverage ratio covenant in the Senior Notes (up to a leverage ratio of 4.0 to 1); and (v) provide that upon the prepayment of all of the Senior Notes or the amendment of such Senior Notes to increase the pro forma leverage ratio restriction for permitted acquisitions to a level above 3.50 to 1, the credit agreement will, upon written notification to the administrative agent, automatically be amended to provide for either (1) an increase of the pro forma leverage ratio restriction for permitted acquisitions to 3.75 to 1 (in the case of prepayment of the Senior Notes) or (2) an increase corresponding to an increase in the pro forma leverage ratio restriction for permitted acquisitions in the Senior Notes (up to a pro forma leverage ratio of 3.75 to 1).

The Company’s senior credit and senior note agreements contain covenants that, among other things, limit or restrict its ability, and the ability of its subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. These agreements also require the Company to maintain a consolidated leverage ratio of not more than 3.50:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated pursuant to the definitions and methodology set forth in the senior credit agreement. At December 31, 2010, the Company’s consolidated leverage ratio was 2.65:1 and its interest coverage ratio was 4.68:1, both of which are in compliance with the limits described in the preceding sentence. As of December 31, 2010, the Company was in compliance with all other terms of the senior credit agreement and the senior notes.

At the time of the refinancing transactions, the Company had an interest rate swap covering a notional amount of $375 million designated as a hedge against the variability of the cash flows in the interest payments under the term loan due to changes in the LIBOR Benchmark Interest Rate. The Company has determined that the interest rate swap may continue to be designated as a cash flow hedge with respect to the amended and extended term loan. The amendment and extension of the term loan did not result in a substantial modification and the critical terms of the variable rate debt (notional amount, re-pricing dates and benchmark interest rate) were unchanged. As of December 31, 2010, the notional value of the interest rate swap was $350 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prepayment of 2007 Notes

On August 13, 2010, the Company prepaid all of its outstanding 2007 Notes, consisting of $130.0 million aggregate principal amount of 7.62% Series A Senior Notes due 2012, $40.0 million aggregate principal amount of 7.94% Series B Senior Notes due 2014 and $26.6 million aggregate principal amount of Floating Rate Series C Senior Notes due 2012, at an aggregate prepayment purchase price equal to the aggregate principal amount of $196.6 million plus a $28.1 million prepayment make-whole amount and accrued and unpaid interest. The Company recorded the $28.1 million make-whole payment, unamortized debt issuance costs of $0.6 million incurred prior to the refinancing transactions and legal fees as loss on extinguishments of debt during the third quarter of 2010.

Debt and equity issuance and amendment fees related to Refinancing Transactions

The Company incurred transaction fees of approximately $8.4 million related to the amendment of the senior credit agreement for underwriters’ discounts and commissions and other transaction fees. Under existing accounting guidance, the Company treated the $200.0 million repayment of the term loan as a debt extinguishment and the remaining $400.0 million of the term loan as a debt modification. The changes to the revolving credit component of the Senior Credit Facility were also deemed to be a modification. The Company allocated the transaction fees evenly between the term loan and the revolving credit facility. Approximately $2.7 million of the transaction fees represented third party transaction fees related to the modified term loan that were expensed in the third quarter of 2010 as selling, general and administrative expenses. The remaining $5.7 million in transaction fees was deferred and will be amortized over the amended term of the facility as additional interest expense. In addition, the Company expensed approximately $1.6 million of unamortized Senior Credit Facility debt issuance costs that were incurred prior to the refinancing transactions related to the $200.0 million repayment as loss on extinguishments of debt.

In connection with the issuance of the Convertible Notes, the Company incurred transaction fees of approximately $13.0 million for underwriters’ discounts and commissions and other transaction fees. Under existing accounting guidance, the Company allocated approximately $3.6 million to the respective equity components and the remaining $9.4 million was recorded as a deferred asset to be amortized over the outstanding term of the Convertible Notes as additional interest expense.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other debt

At December 31, 2010, the Company had no borrowings and approximately $4 million of standby letters of credit issued under its revolving line of credit. The Company has approximately $396 million available in committed financing through the senior credit agreement.

The carrying amount reported in the consolidated balance sheet as of December 31, 2010 for long-term debt is $885.9 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $991.4 million at December 31, 2010. The Company’s corporate credit rating is a factor in determining the market interest yield curve.

In addition, the Company has an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to $75.0 million. As of December 31, 2010, the maximum amount available for borrowing under this facility was $25.9 million. This facility is utilized from time to time for increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility.

Notes payable at December 31, 2010 consists of a demand loan of $1.5 million borrowed at an interest rate of 6.6% and the accounts receivable securitization facility described above.

The aggregate amounts of notes payable and long-term debt maturing are as follows:

(Dollars in
thousands)

2011	$103,711
2012	45,220
2013	36,387
2014	366,643
2015 and thereafter	445,050

Note 10 —	Financial instruments

The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure and interest rate swaps are used to reduce exposure to interest rate changes. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Approximately $9.3 million of the amount in accumulated other comprehensive income at December 31, 2010 would be reclassified as expense to the statement of income during 2011 should foreign currency exchange rates and interest rates remain at December 31, 2010 levels. See Note 11, “Fair Value Measurement” for additional information.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet are as follows:

	December 31, 2010	December 31, 2009
	Fair Value	Fair Value
	(Dollars in thousands)

Asset derivatives:
Foreign exchange contracts:
Other assets — current	$880	$1,356

Total asset derivatives	$880	$1,356

Liability derivatives:
Interest rate contracts:
Derivative liabilities — current	$15,004	$15,849
Other liabilities — noncurrent	9,566	12,258
Foreign exchange contracts:
Derivative liabilities — current	630	860

Total liability derivatives	$25,200	$28,967

The location and amount of the gains and losses for derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”) and the consolidated statement of income for the years ended December 31, 2010 and 2009 are as follows:

	After Tax Gain/(Loss)
	Recognized in OCI
	2010	2009
	(Dollars in thousands)

Interest rate	$2,248	$10,484
Foreign exchange	(167)	5,504

Total	$2,081	$15,988

	Pre-Tax (Gain)/Loss Reclassified
	from AOCI into Income
	2010	2009
	(Dollars in thousands)

Interest rate contracts:
Interest expense	$17,331	$19,585
Foreign exchange contracts:
Net revenues	(463)	(180)
Cost of goods sold	(3,516)	3,067
Selling, general and administrative expenses	28	(356)
Income from discontinued operations	—	235

Total	$13,380	$22,351

For the year ended December 31, 2010, there was no ineffectiveness related to the Company’s derivatives.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides financial instruments activity included as part of accumulated other comprehensive income, net of tax:

	2010	2009
	(Dollars in thousands)

Amount at beginning of year	$(17,343)	$(33,331)
Dispositions	—	467
Additions and revaluations	(5,714)	674
(Gain) loss reclassified from AOCI into Income	7,762	14,343
Tax rate adjustment	33	504

Amount at end of year	$(15,262)	$(17,343)

After-tax (gain) loss reclassified from AOCI into income with respect to the Company’s interest rate swap and forward rate contracts hedge results contributed approximately $10.8 and $(3.0) million, respectively, to the increase in other comprehensive income for 2010 and approximately $12.3 and $2.0 million, respectively, to the increase in other comprehensive income for 2009.

Note 11 —	Fair value measurement

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and December 31, 2009:

	Total carrying		Significant
	value at	Quoted prices in	other	Significant
	December 31,	active markets	observable	unobservable
	2010	(Level 1)	inputs (Level 2)	inputs (Level 3)
	(Dollars in thousands)

Deferred compensation assets	$4,108	$4,108	$—	$—
Derivative assets	$880	$—	$880	$—
Derivative liabilities	$25,200	$—	$25,200	$—

	Total carrying		Significant
	value at	Quoted prices in	other	Significant
	December 31,	active markets	observable	unobservable
	2009	(Level 1)	inputs (Level 2)	inputs (Level 3)
	(Dollars in thousands)

Deferred compensation assets	$3,165	$3,165	$—	$—
Derivative assets	$1,356	$—	$1,356	$—
Derivative liabilities	$28,967	$—	$28,967	$—

Valuation Hierarchy

The Derivatives and Hedging Standard establishes a valuation hierarchy of the inputs (i.e. assumptions that market participants would use in pricing an asset or liability) used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Quoted prices for identical or similar assets or liabilities in markets that are not active.

3. Inputs other than quoted prices that are observable for the asset or liability.

4. Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 inputs — unobservable inputs for the asset or liability. Unobservable inputs may be used to measure fair value only when observable inputs are not available. Unobservable inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability in achieving the fair value measurement objective of an exit price perspective. An exit price is the price that would be received to sell an asset or paid to transfer a liability.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Valuation Techniques

The Company has determined the fair value of its financial assets based on Level 1 and Level 2 inputs and the fair value of its financial liabilities based on Level 2 inputs in accordance with the fair value hierarchy established under accounting standards. The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trusts which are used to pay benefits under certain of the Company’s deferred compensation plans. Under these plans, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investment assets of the trusts are valued using quoted market prices.

The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign currency forward contracts. The Company uses foreign currency forward rate contracts to manage currency transaction exposure and interest rate swaps to manage exposure to interest rate changes. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. See Note 10, “Financial Instruments” for additional information.

Note 12 —	Shareholders’ equity

The authorized capital of the Company is comprised of 200 million common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date, and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit and Senior Note agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares under this Board authorization. Through December 31, 2010, no shares have been purchased under this Board authorization.

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

	2010	2009	2008
	(Shares in thousands)

Basic shares	39,906	39,718	39,584
Dilutive shares assumed issued	374	218	248

Diluted shares	40,280	39,936	39,832

Weighted average stock options of 4,391 thousand, 1,677 thousand and 1,022 thousand were antidilutive and therefore not included in the calculation of earnings per share for 2010, 2009 and 2008, respectively.

Accumulated other comprehensive income at year end consisted of the following:

	2010	2009
	(Dollars in thousands)

Financial instruments marked to market, net of tax	$(15,262)	$(17,343)
Cumulative translation adjustment	59,128	77,577
Defined benefit pension and postretirement plans, net of tax	(95,746)	(94,354)

Accumulated other comprehensive income (loss)	$(51,880)	$(34,120)

Note 13 —	Stock compensation plans

The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock units to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years from the grant date. Outstanding restricted stock units generally vest in one to three years. In 2010, the Company granted restricted stock units representing 169,751 shares of common stock under the 2000 plan. The unrecognized compensation expense for these awards as of the grant date was $9.7 million, which will be recognized over the vesting period of the awards. As of December 31, 2010, 301,504 shares were available for future grant under the 2000 plan.

The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. In 2010, the Company granted incentive and non-qualified options to purchase 599,042 shares of common stock under the 2008 plan. The unrecognized compensation expense for these awards as of the grant date was $7.4 million,

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which will be recognized over the vesting period of the awards. As of December 31, 2010, 1,591,016 shares were available for future grant under the 2008 plan.

The fair value for options granted in 2010, 2009 and 2008 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2010	2009	2008

Risk-free interest rate	2.12%	1.73%	3.18%
Expected life of option	4.66 yrs.	4.55 yrs.	4.54 yrs.
Expected dividend yield	2.22%	3.25%	2.03%
Expected volatility	26.42%	32.66%	26.32%

The fair value for non-vested shares granted in 2010, 2009 and 2008 was estimated at the date of grant based on the market rate on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2010	2009	2008

Risk-free interest rate	1.25%	1.21%	1.88%
Expected dividend yield	2.24%	3.18%	2.27%

The Company applied a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding.

The following table summarizes the option activity during 2010:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life In Years	Value
				(Dollars in thousands)

Outstanding, beginning of the year	2,172,173	$54.22
Granted	599,042	61.21
Exercised	(213,155)	50.53
Forfeited or expired	(283,433)	56.11

Outstanding, end of the year	2,274,627	$56.17	6.3	$6,060

Exercisable, end of the year	1,450,353	$55.85	4.9	$4,396

The weighted average grant date fair value was $12.29, $9.70 and $12.12 for options granted during 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised was $2.3 million, $0.3 million and $2.5 million during 2010, 2009 and 2008, respectively.

The Company recorded $3.9 million of expense related to the portion of the shares underlying options that vested during 2010, which is included in selling, general and administrative expenses.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the non-vested restricted stock activity during 2010:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Non-Vested	Grant Date	Contractual	Intrinsic
	Shares	Price	Life In Years	Value
				(Dollars in thousands)

Outstanding, beginning of the year	292,946	$52.25
Granted	169,751	60.83
Vested	(26,028)	65.27
Forfeited	(50,126)	53.10

Outstanding, end of the year	386,543	$55.03	1.3	$20,800

The weighted average grant-date fair value was $57.09, $42.76 and $53.30 for non-vested restricted stock granted during 2010, 2009 and 2008, respectively.

The Company recorded $5.7 million of expense related to the portion of these shares that vested during 2010, which is included in selling, general and administrative expenses.

Note 14 —	Income taxes

The following table summarizes the components of the provision for income taxes from continuing operations:

	2010	2009	2008
	(Dollars in thousands)

Current:
Federal	$(20,409)	$(2,393)	$46,567
State	3,068	1,246	2,941
Foreign	42,523	41,837	50,992
Deferred:
Federal	(2,862)	(1,416)	(51,984)
State	(2,427)	(7,494)	(507)
Foreign	1,994	3,293	(10,076)

	$21,887	$35,073	$37,933

In 2009, the Company sold its interest in Airfoil Technologies International Singapore and several related entities and sold several entities in its Power Systems division. These businesses had income before taxes for 2008 of $75.3 million, which are reported as part of discontinued operations. The company recorded a gain on the sale of these businesses of $272.3 million along with related taxes on the gain of $102.9 million. The gain and related taxes are reported as discontinued operations.

At December 31, 2010, the cumulative unremitted earnings of other subsidiaries outside the United States, considered permanently reinvested, for which no income or withholding taxes have been provided, approximated $673.9 million. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2010	2009	2008
	(Dollars in thousands)

United States	$(3,101)	$19,302	$(1,557)
Other	150,894	150,620	121,198

	$147,793	$169,922	$119,641

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2010	2009	2008

Federal statutory rate	35.00%	35.00%	35.00%
Foreign tax rate differential	(3.83)%	(4.46)%	(0.23)%
Non-deductible goodwill	—	1.38%	—
State taxes net of federal benefit	(2.32)%	(3.30)%	(2.67)%
Uncertain tax contingencies	(5.84)%	(5.22)%	5.58%
Valuation allowance	0.85%	0.73%	4.01%
Canadian financing benefit	(4.62)%	(3.64)%	(5.14)%
Other, net	(4.43)%	0.15%	(4.84)%

	14.81%	20.64%	31.71%

The Company and its subsidiaries are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular and routine practice, the Company establishes and/or adjusts reserves with respect to its uncertain tax positions as developments merit. We realized a benefit of approximately $8.6 million as a result of reducing our reserves with respect to uncertain tax positions. This change was driven principally by the fact that we (i) reduced our US tax reserves as a result of the conclusion of audits of certain US tax returns and because the applicable Statute of Limitations with respect to certain other US returns expired, and (ii) increased our reserves as the result of developments in the ongoing tax examinations in the Czech Republic and Germany.

During the third quarter of 2010, we determined that an out-of-period adjustment associated with tax returns filed and tax audit conclusions was required which reduced income tax expense by approximately $5.7 million. Management has determined that this was not material on a quantitative or qualitative basis to the prior period financial statements.

During the fourth quarter of 2009, we determined that an out-of-period adjustment was required to correct our financial statement tax related balance sheet accounts. Correction of this error decreased deferred tax liabilities and our taxes payable by approximately $3.2 million and reduced income tax expense approximately $3.2 million. Based on our analysis, we concluded that this matter was not material on a quantitative or qualitative basis to the prior period financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax assets and liabilities at year end were as follows:

	2010	2009
	(Dollars in thousands)

Deferred tax assets:
Tax loss carryforwards	$54,824	$59,081
Accrued employee benefits	10,004	5,738
Tax credit carryforwards	6,454	13,259
Pension	45,680	54,494
Inventories	15,332	4,870
Bad debts	163	3,123
Reserves and accruals	18,382	15,204
Foreign exchange	11,981	593
Other	—	298
Less: valuation allowances	(49,522)	(49,243)

Total deferred tax assets	113,298	107,417

Deferred tax liabilities:
Fixed assets	30,741	34,369
Intangibles — stock acquisitions	312,174	312,661
Other	7,911	—
Unremitted foreign earnings	98,057	100,964

Total deferred tax liabilities	448,883	447,994

Net deferred tax liability	$(335,585)	$(340,577)

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2010, the tax effect of such carry forwards approximated $61.5 million. Of this amount, $10.8 million has no expiration date, $2.1 million expires after 2010 but before the end of 2015 and $48.6 million expires after 2015. A substantial amount of these carry forwards consist of tax losses which were acquired in an acquisition by the Company in 2004. Therefore, the utilization of these tax attributes is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that this annual limitation will prevent the Company from utilizing its carry forwards. The determination of state net operating loss carry forwards is dependent upon the U.S. subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change from year to year and impact the amount of such carry forward.

The valuation allowance for deferred tax assets of $49.5 million and $49.2 million at December 31, 2010 and December 31, 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carry forwards in various jurisdictions. The valuation allowance was calculated in accordance with accounting standards, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Tax Positions:  A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

	2010	2009	2008
	(Dollars in thousands)

Balance at January 1	$113,232	$114,667	$100,415
Increase in unrecognized tax benefits related to prior years	6,226	7,371	19,255
Decrease in unrecognized tax benefits related to prior years	(10,887)	(15,346)	(3,384)
Unrecognized tax benefits related to the current year	1,956	12,348	9,746
Reductions in unrecognized tax benefits due to settlements	(2,011)	(1,314)	(3,113)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(16,209)	(5,645)	(5,113)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	(3,026)	1,151	(3,139)

Balance at December 31	$89,281	$113,232	$114,667

The total liabilities associated with the unrecognized tax benefits that, if recognized would impact the effective tax rate were $62.5 million and $72.2 million at December 31, 2010 and December 31, 2009, respectively.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of operations, and the corresponding liability is included in the consolidated balance sheets. The interest (benefit) expense (net of related tax benefits where applicable) and penalties reflected in income from continuing operations for the year ended December 31, 2010 was $(2.5) million and $1.8 million, respectively, (($0.6) million and $0.4 million, respectively, for the year ended December 31, 2009 and $3.0 million and $1.1 million, respectively, for the year ended December 31, 2008). The corresponding liabilities in the consolidated balance sheets for interest and penalties were $11.9 million and $8.5 million, respectively, at December 31, 2010 ($14.9 million and $6.7 million, respectively at December 31, 2009).

The taxable years that remain subject to examination by major tax jurisdictions are as follows:

	Beginning	Ending

United States	2006	2010
Canada	2003	2010
Czech Republic	2001	2010
France	2008	2010
Germany	2003	2010
Italy	2006	2010
Malaysia	2007	2010
Singapore	2004	2010
Sweden	2005	2010
United Kingdom	2009	2010

The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2010, the most significant tax examinations in process are in the jurisdictions of the United States, Canada, Czech Republic and Germany. It is uncertain as to when these examinations may be concluded and the ultimate outcome of such examinations. As a result of the uncertain outcome of these ongoing examinations, future examinations, or the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2010. Due to the potential for resolution of certain foreign

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and U.S. examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next twelve months by a range of zero to $19 million.

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

In 2010, the Company made a $30 million cash contribution to the Teleflex Retirement Income Plan (“TRIP”) to improve the funded status of the pension plan.

In 2009, the Company offered certain qualifying individuals an early retirement program. Based on the individuals that accepted the offer, the Company recognized special termination costs of $402 thousand in pension expense and $395 thousand in postretirement expense in the second quarter of 2009.

In 2008, the Company took the following actions with respect to its pension benefits:

•	Effective August 31, 2008, the Arrow Salaried plan, the Arrow Hourly plan and the Berks plan were merged into the Teleflex Retirement Income Plan (“TRIP”).

•	On October 31, 2008, the TRIP was amended to cease future benefit accruals for all employees, other than those subject to a collective bargaining agreement, as of December 31, 2008.

•	On December 15, 2008, the Company amended its Supplemental Executive Retirement Plans (“SERP”) for all executives to cease future benefit accruals as of December 31, 2008. In addition, the Company replaced the non-qualified defined benefits provided under the SERP with a non-qualified defined contribution arrangement under the Company’s Deferred Compensation Plan, effective January 1, 2009.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension			Other Benefits
	2010	2009	2008	2010	2009	2008
			(Dollars in thousands)

Service cost	$2,584	$2,534	$4,634	$871	$872	$1,044
Interest cost	18,633	18,542	18,398	2,777	3,357	3,415
Expected return on plan assets	(18,164)	(14,907)	(22,009)	—	—	—
Net amortization and deferral	4,303	4,569	2,484	438	776	821
Curtailment credit	(52)	—	(1,610)	—	—	(51)
Net settlement gain	(75)	—	—	—	—	—
Special termination costs	—	402	—	—	395	—

Net benefit cost	$7,229	$11,140	$1,897	$4,086	$5,400	$5,229

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.78%	6.06%	6.32%	5.60%	6.05%	6.45%
Rate of return	8.27%	8.17%	8.19%	—	—	—
Initial healthcare trend rate	—	—	—	9.0%	10.0%	8.5%
Ultimate healthcare trend rate	—	—	—	5.0%	5.0%	5.0%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information on the Company’s pension and postretirement benefit plans, measured as of year end, and the amounts recognized in the consolidated balance sheet and in accumulated other comprehensive income with respect to the plans were as follows:

	Pension		Other Benefits
	2010	2009	2010	2009
	Under Funded		Under Funded
		(Dollars in thousands)

Benefit obligation, beginning of year	$332,002	$303,883	$57,027	$58,194
Service cost	2,584	2,534	871	872
Interest cost	18,633	18,542	2,777	3,357
Amendments	32	—	—	—
Actuarial loss (gain)	20,758	20,740	(1,718)	(3,008)
Currency translation	(2,005)	1,819	—	—
Benefits paid	(15,964)	(15,918)	(3,692)	(3,237)
Medicare Part D reimbursement	—	—	257	454
Settlements	(444)	—	—	—
Administrative costs	(1,419)	—	—	—
Special termination costs	—	402	—	395
Curtailments	(52)	—	—	—

Projected benefit obligation, end of year	354,125	332,002	55,522	57,027

Fair value of plan assets, beginning of year	218,122	186,550	—	—
Actual return on plan assets	29,931	37,183	—	—
Contributions	32,085	9,070	—	—
Benefits paid	(15,964)	(15,918)	—	—
Settlements paid	(389)	—	—	—
Administrative costs	(1,419)	—	—	—
Currency translation	(432)	1,237	—	—

Fair value of plan assets, end of year	261,934	218,122	—	—

Funded status, end of year	$(92,191)	$(113,880)	$(55,522)	$(57,027)

The following table sets forth information as to amounts recognized in the consolidated balance sheet with respect to the plans:

	Pension		Other Benefits
	2010	2009	2010	2009
		(Dollars in thousands)

Payroll and benefit-related liabilities	$(2,012)	$(2,056)	$(3,932)	$(4,125)
Pension and postretirement benefit liabilities	(90,179)	(111,824)	(51,590)	(52,902)
Accumulated other comprehensive income (loss)	143,637	139,507	6,295	8,451

	$51,446	$25,627	$(49,227)	$(48,576)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income with respect to the plans are set forth below:

	Pension
				Accumulated
	Prior			Other
	Service			Comprehensive
	Cost	Net (Gain)	Deferred	Income (Loss),
	(Credit)	or Loss	Taxes	Net of Tax
		(Dollars in thousands)

Balance at December 31, 2008	$571	$144,415	$(50,255)	$94,731
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(65)	(4,504)	1,671	(2,898)
Amounts arising during the period:
Tax rate adjustments	—	—	(3,248)	(3,248)
Actuarial changes in benefit obligation	—	(1,595)	1,061	(534)
Impact of currency translation	1	684	(194)	491

Balance at December 31, 2009	507	139,000	(50,965)	88,542
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(67)	(4,236)	1,529	(2,774)
Settlement	—	20	(11)	9
Amounts arising during the period:
Tax rate adjustments	—	—	344	344
Actuarial changes in benefit obligation	—	8,982	(3,371)	5,611
Impact of currency translation	(9)	(560)	161	(408)

Balance at December 31, 2010	$431	$143,206	$(52,313)	$91,324

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Benefits
					Accumulated
	Prior				Other
	Service				Comprehensive
	Cost	Initial	Net (Gain)	Deferred	Income (Loss),
	(Credit)	Obligation	or Loss	Taxes	Net of Tax
			(Dollars in thousands)

Balance at December 31, 2008	$744	$736	$10,755	$(4,316)	$7,919
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	(157)	(186)	(433)	289	(487)
Amounts Arising During the period:
Tax rate adjustments	—	—	—	241	241
Actuarial changes in benefit obligation	—	—	(3,008)	1,147	(1,861)

Balance at December 31, 2009	587	550	7,314	(2,639)	5,812
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	(78)	(186)	(174)	163	(275)
Amounts Arising During the period:
Tax rate adjustments	—	—	—	(51)	(51)
Actuarial changes in benefit obligation	—	—	(1,718)	654	(1,064)

Balance at December 31, 2010	$509	$364	$5,422	$(1,873)	$4,422

The weighted average assumptions for U.S. and foreign plans used in determining benefit obligations as of year end were as follows:

	Pension		Other Benefits
	2010	2009	2010	2009

Discount rate	5.31%	5.78%	5.05%	5.60%
Expected return on plan assets	8.31%	8.27%	—	—
Rate of compensation increase	3.28%	3.45%	—	—
Initial healthcare trend rate	—	—	8.0%	9.0%
Ultimate healthcare trend rate	—	—	5.0%	5.0%

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rates for U.S. pension plans and other benefit plans of 5.35% and 5.05%, respectively, were established by comparing the projection of expected benefit payments to the Citigroup Pension Discount Curve (published monthly) as of December 31, 2010. The Citigroup Pension Discount Curve was designed to provide a market average discount rate to asset plan sponsors in valuing the liabilities associated with post retirement obligations. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments is established, the Company determines the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.

The Company’s assumption for the Expected Return on Assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent that history has been skewed by unsustainable trends or events, the effects of those trends are quantified and removed. The Company applies a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that is more likely to prevail over long periods.

Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $4.7 million and would increase the 2010 benefit expense by $0.4 million. Decreasing the trend rate by 1% would decrease the benefit obligation by $4.1 million and would decrease the 2010 benefit expense by $0.3 million.

The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $353.7 million and $331.5 million for 2010 and 2009, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. and foreign plans with accumulated benefit obligations in excess of plan assets were $353.3 million, $353.0 million and $261.2 million, respectively for 2010 and $331.0 million, $330.7 million and $217.2 million, respectively for 2009.

The Company’s investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. These investments are held primarily in equity and fixed income mutual funds. The Company’s other investments are largely comprised of a hedge fund of funds. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. The domestic mutual funds held in the plans are subject to the diversification and industry concentration restrictions set forth in the Investment Company Act of 1940, as amended. The Company’s target allocation percentage is as follows: equity securities (60%); fixed-income securities (30%) and other securities (10%). Equity funds are held for their expected return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk to plan liabilities. The other investments are held to further diversify assets within the plans and provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured and monitored on an on-going basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets at December 31, 2010 by asset category are as follows:

	Fair Value Measurements at 12/31/10
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)

Cash	$433	$433	$	$
Money market funds	4,098	4,098
Equity Securities:
U.S. large-cap disciplined equity(a)	76,736	76,736
U.S. small/mid-cap equity(b)	21,237	21,237
World Equity exclude United States(c)	52,199	52,199
Common Equity Securities — Teleflex Incorporated	6,290	6,290
Diversified United Kingdom Equity	5,960	5,960
Diversified Global exclude United Kingdom	3,101	3,101
Fixed income securities:
Long duration bond fund(d)	66,459	66,459
Corporate, government and foreign bonds	2,216		2,216
Asset backed — home loans	1,262		1,262
Other types of investments:
Hedge fund of funds(e)	20,689			20,689
General Fund — Japan	756		756
Other	498			498

Total	$261,934	$236,513	$4,234	$21,187

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets at December 31, 2009 by asset category are as follows:

	Fair Value Measurements at 12/31/09
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)

Cash	$356	$356	$	$
Money market funds	5,662	5,662
Equity Securities:
U.S. large-cap disciplined equity(a)	61,461	61,461
U.S. small/mid-cap equity(b)	16,956	16,956
World Equity exclude United States(c)	40,628	40,628
Common Equity Securities — Teleflex Incorporated	6,300	6,300
Diversified United Kingdom Equity	5,445	5,445
Diversified Global exclude United Kingdom	2,767	2,767
Fixed income securities:
Long duration bond fund(d)	53,455	53,455
Corporate, government and foreign bonds	2,172		2,172
Asset backed — home loans	1,258		1,258
Other types of investments:
Hedge fund of funds	20,244			20,244
General Fund — Japan	916		916
Other	502			502

Total	$218,122	$193,030	$4,346	$20,746

(a)	This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of large companies. These securities include common stocks, preferred stocks, warrants, exchange traded funds based on a large cap equity index and derivative instruments whose value is based on an underlying equity security or basket of equity securities. The fund will invest primarily in common stocks of U.S. companies with market capitalizations in the range of companies in the S&P 500 Composite Stock Price Index (S&P 500 Index).

(b)	This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of small and mid-sized companies. The fund will invest in common stocks or exchange traded funds holding common stock of U.S. companies with market capitalizations in the range of companies in the Russell 2500 Index.

(c)	This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of foreign companies. These securities may include common stocks, preferred stocks, warrants, exchange traded funds based on an international equity index and derivative instruments whose value is based on an international equity index and derivative instruments whose value is based on an underlying equity security or basket of equity securities. The fund will invest in securities of foreign issuers located in developed and emerging market countries. However, the fund will not invest more than 30% of its assets in the common stocks or other equity securities of issuers located in emerging market countries. It is expected that the fund will invest at least 40% of its assets in companies domiciled in foreign countries.

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

(e)	As of December 31, 2010, this category comprises a hedge fund that invests in various other hedge funds. Approximately 24% of the assets of the hedge fund were invested in equity hedge based funds, including equity long/short and equity market neutral strategies. Approximately 23% of the assets were held in tactical/directional based funds, including global macro, long/short equity, commodity and systematic quantitative strategies. Approximately 23% of the assets were held in relative value based funds, including convertible and fixed income arbitrage, credit long/short and volatility arbitrage strategies. In addition, approximately 22% of the assets were held in funds with an event driven strategy. The remaining assets were held in cash.

The Company’s contributions to U.S. and foreign pension plans during 2011 are expected to be in the range of $7.2 million to $10.0 million. Contributions to postretirement healthcare plans during 2011 are expected to be approximately $3.9 million.

The Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.3 million, is as follows:

	Pension	Other Benefits
	(Dollars in thousands)

2011	$15,993	$3,933
2012	16,756	3,804
2013	17,404	3,749
2014	17,941	3,784
2015	19,050	3,849
Years 2016 — 2020	105,003	20,265

The Company maintains a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. The Company partially matches employee contributions. Costs related to these plans were $11.9 million, $11.5 million and $10.7 million for 2010, 2009 and 2008, respectively.

Note 16 —	Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for 2010:

(Dollars in thousands)

Balance — December 31, 2009	$12,085
Accrued for warranties issued in 2010	3,593
Settlements (cash and in kind)	(5,176)
Accruals related to pre-existing warranties	740
Businesses sold	(91)
Effect of translation	(274)

Balance — December 31, 2010	$10,877

Operating leases:  The Company uses various leased facilities and equipment in its operations. The lease terms for these assets vary. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $9.1 million at December 31, 2010. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are payable should the Company decide neither to renew these leases, nor to exercise its purchase option. At December 31, 2010, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Future minimum lease payments as of December 31, 2010 (including residual value guarantee amounts) under noncancelable operating leases are as follows:

(Dollars in
thousands)

2011	$22,131
2012	18,087
2013	14,201
2014	9,846
2015	7,797

Rental expense under operating leases was $30.3 million, $31.1 million and $31.2 million in 2010, 2009 and 2008, respectively.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2010 and December 31, 2009, the Company’s consolidated balance sheet included an accrued liability of $6.9 million and $8.1 million, respectively, relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may exceed the amount accrued as of December 31, 2010. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

An operating segment is a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. Based on these criteria, the Company has determined that it has three operating segments: Medical, Aerospace and Commercial.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Aerospace Segment businesses provide cargo handling systems for wide body and narrow body aircraft. Commercial aviation markets represent all of the revenues in this segment. Markets for these products are generally influenced by spending patterns in the commercial aviation markets and cargo market trends.

The Commercial Segment businesses principally design, manufacture and distribute driver controls and engine and drive parts for the marine market. Commercial Segment products are used in recreational marine and marine transportation.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about continuing operations by business segment is as follows:

	2010	2009	2008
	(Dollars in thousands)

Segment data:
Medical	$1,433,282	$1,434,885	$1,475,621
Aerospace	173,518	163,318	224,109
Commercial	194,905	168,126	212,350

Net revenues	$1,801,705	$1,766,329	$1,912,080

Medical	$276,145	$302,607	$282,997
Aerospace	22,542	9,667	16,302
Commercial	17,947	10,751	13,731

Segment operating profit(1)	316,634	323,025	313,030
Corporate expenses	41,868	42,950	47,414
Goodwill impairment	—	6,728	—
Restructuring and other impairment charges	2,875	15,057	27,701
Net (gain) loss on sales of businesses and assets	(341)	2,597	(296)
Noncontrolling interest	(1,361)	(1,157)	(747)

Income from continuing operations before interest, loss on extinguishments of debt and taxes	$273,593	$256,850	$238,958

Identifiable assets(2):
Medical	$3,069,875	$3,135,349	$3,135,360
Aerospace	98,878	120,277	244,994
Commercial	92,962	111,209	215,894
Corporate(3)	373,481	463,304	322,286

	$3,635,196	$3,830,139	$3,918,534

Capital expenditures:
Medical	$28,618	$24,947	$23,054
Aerospace	1,788	1,750	5,020
Commercial	1,724	577	3,104
Corporate	1,407	1,394	1,496

	$33,537	$28,668	$32,674

Depreciation and amortization expense:
Medical	$82,820	$86,854	$88,923
Aerospace	3,258	3,283	3,228
Commercial	3,391	3,973	5,385
Corporate	10,470	9,229	8,404

	$99,939	$103,339	$105,940

(1)	Segment operating profit includes a segment’s net revenues reduced by its cost of goods sold along with the segment’s selling, general and administrative expenses and noncontrolling interest. Unallocated corporate expenses, (gain) loss on sales of businesses and assets, restructuring and impairment charges, interest income and expense and taxes on income are excluded from the measure.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Identifiable assets do not include assets held for sale of $8.0 million, $8.9 million and $8.2 million in 2010, 2009 and 2008, respectively.

(3)	Identifiable corporate assets include cash, receivables acquired from operating segments for securitization, investments in unconsolidated entities, property, plant and equipment and deferred tax assets primarily related to net operating losses and pension and retiree medical plans.

Information about continuing operations in different geographic areas is as follows:

	2010	2009	2008
	(Dollars in thousands)

Net revenues (based on business unit location):
United States	$906,471	$900,383	$974,287
Other Americas	112,672	99,615	106,903
Germany	221,915	238,229	300,672
Other Europe	413,012	407,190	408,551
All Other	147,635	120,912	121,667

	$1,801,705	$1,766,329	$1,912,080

Net property, plant and equipment:
United States	$165,287	$187,880	$198,689
Other Americas	25,988	26,587	38,971
Germany	19,630	21,924	24,855
Other Europe	55,848	61,533	67,700
All Other	20,952	19,575	44,077

	$287,705	$317,499	$374,292

Note 18 —	Divestiture-related activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Net (gain) loss on sales of businesses and assets.

Net (gain) loss on sales of businesses and assets consists of the following for the years ended December 31:

	2010	2009	2008
		(Dollars in thousands)

(Gain) loss on sales of businesses and assets	$(341)	$2,597	$(296)

During 2010, the Company recognized the following:

•	$0.2 million gain on the sale of its interest in an affiliate in India.

•	$0.4 million gain on the disposal of an asset held for sale.

•	$0.3 million loss on the sale of its interest in an affiliate in Japan.

During 2009, the Company realized a loss of $2.6 million on the sale of a product line in its Marine business.

During 2008, the Company recorded a gain on the disposal of an asset held for sale of approximately $0.3 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale

The table below provides information regarding assets held for sale at December 31, 2010 and 2009. At December 31, 2010, these assets consisted of four buildings which the Company is actively marketing.

	2010	2009
	(Dollars in thousands)

Assets held for sale:
Property, plant and equipment	$7,959	$8,866

Total assets held for sale	$7,959	$8,866

Discontinued Operations

On December 31, 2010, the Company completed the sale of the Actuation business of its subsidiary Telair International Incorporated to TransDigm Group, Incorporated for approximately $94 million and realized a gain of $51.2 million, net of tax, from the sale of the business.

On June 25 2010, the Company completed the sale of its rigging products and services business (“Heavy Lift”), a reporting unit within its Commercial Segment, to Houston Wire & Cable Company for $50 million and realized a gain of $17.0 million, net of tax, from the sale of the business.

On March 2, 2010, the Company completed the sale of its SSI Surgical Services Inc. business, a reporting unit within its Medical Segment, to a privately-owned multi-service line healthcare company for approximately $25 million and realized a gain of $2.2 million, net of tax.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of the Company’s discontinued operations for the years 2010, 2009 and 2008 were as follows:

	2010	2009	2008
		(Dollars in thousands)

Net revenues	$61,521	$234,822	$508,869
Costs and other expenses	50,597	199,838	407,533
Goodwill impairment(1)	—	25,145	—
(Gain) loss on disposition	(114,702)	(272,307)	8,238

Income from discontinued operations before income taxes	125,626	282,146	93,098
Taxes on income from discontinued operations	49,077	102,984	20,204

Income from discontinued operations	76,549	179,162	72,894
Less: Income from discontinued operations attributable to noncontrolling interest	—	9,860	34,081

Income from discontinued operations attributable to common shareholders	$76,549	$169,302	$38,813

(1)	During the second quarter of 2009, the Company recognized a non-cash, non-tax deductible goodwill impairment charge of $25.1 million to adjust the carrying value of Power Systems operations to its estimated fair value.

Net assets and liabilities of discontinued operations sold in 2010 are as follows:

(Dollars in
thousands)

Net assets	$67,844
Net liabilities	(13,834)

$54,010

Note 19 —	Subsequent events

On January 10, 2011, the Company’s Medical Segment acquired VasoNova Inc. to complement the Critical Care division for an upfront payment of $25 million with additional payments of between $15 million and $30 million to be made based on the achievement of certain regulatory and revenue targets over the next three years.

On January 30, 2011, Jeffrey P. Black resigned by mutual agreement with the Company’s board of directors as Chairman, President and Chief Executive Officer of the Company and as a member of the Company’s board of directors, effective immediately. In connection with Mr. Black’s resignation, Mr. Black will receive benefits and payments as provided under his employment agreement with the Company dated as of March 26, 2009 that we have estimated to be approximately $5.5 million and which will be reflected as a charge in the first quarter of 2011.

On February 14, 2011, the Company issued notice to the holders of the 2004 Notes of its election to prepay all of the $165.8 million in aggregate outstanding principal amount of the 2004 Notes, which is comprised of (i) $72.5 million aggregate principal amount of 6.66% Series A Senior Notes due 2011; (ii) $48.3 million aggregate principal amount of 7.14% Series B Senior Notes due 2014; and (iii) $45.0 million aggregate principal amount of 7.46% Series C Senior Notes due 2016. The holders of the 2004 Notes also are entitled to receive an applicable make-whole prepayment amount and accrued and unpaid interest.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with this prepayment election, on February 23, 2011, the Company prepaid $101.8 million in aggregate principal amount of the 2004 Notes, together with a make-whole prepayment amount of $8.2 million and accrued interest. The remaining $64.0 million in aggregate principal amount will be prepaid on March 16, 2011, together with accrued interest of $0.6 million and estimated prepayment fees of approximately $5.3 million.

The prepayment of the 2004 Notes that occurred on February 23, 2011, was funded by borrowings under the Company’s Senior Credit Facility and available cash. The Company expects to use further borrowings under its Senior Credit Facility and available cash to fund the prepayment of the 2004 Notes that remain outstanding.

QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(3)	Quarter(4)
	(Dollars in thousands, except per share)

2010(1):
Net revenues	$414,890	$456,511	$437,146	$493,158
Gross profit	187,961	201,877	195,488	208,743
Income from continuing operations before interest, loss on extinguishments of debt and taxes	66,987	77,197	65,702	63,707
Income from continuing operations	33,886	40,979	22,170	28,871
Income from discontinued operations	4,072	19,547	365	52,565
Net income	37,958	60,526	22,535	81,436
Less: Net income attributable to noncontrolling interest	286	378	339	358
Net income attributable to common shareholders	37,672	60,148	22,196	81,078
Earnings per share available to common shareholders — basic(2):
Income from continuing operations	$0.84	$1.02	$0.55	$0.71
Income from discontinued operations	0.10	0.49	0.01	1.31

Net income	$0.95	$1.51	$0.56	$2.03

Earnings per share available to common shareholders — diluted(2):
Income from continuing operations	$0.84	$1.01	$0.54	$0.71
Income from discontinued operations	0.10	0.48	0.01	1.30

Net income	$0.94	$1.49	$0.55	$2.01

2009(1):
Net revenues	$409,801	$434,968	$435,389	$486,171
Gross profit	179,360	193,945	190,042	208,803
Income from continuing operations before interest, loss on extinguishments of debt and taxes	55,198	59,258	66,420	75,974
Income from continuing operations	22,399	33,221	33,030	46,199
Income (loss) from discontinued operations	203,208	(26,449)	5,587	(3,184)
Net income	225,607	6,772	38,617	43,015
Less: Net income attributable to noncontrolling interest	236	302	305	314
Income from discontinued operations attributable to noncontrolling interest	9,860	—	—	—
Net income attributable to common shareholders	215,511	6,470	38,312	42,701
Earnings per share available to common shareholders — basic(2):
Income from continuing operations	$0.56	$0.83	$0.82	$1.15
Income (loss) from discontinued operations	4.67	(0.67)	0.14	(0.08)

Net income	$5.43	$0.16	$0.96	$1.07

Earnings per share available to common shareholders — diluted(2):
Income from continuing operations	$0.56	$0.82	$0.82	$1.15
Income (loss) from discontinued operations	4.85	(0.66)	0.14	(0.08)

Net income	$5.40	$0.16	$0.96	$1.07

(1)	Amounts reflect the retrospective impact of reporting the Actuation, SSI Surgical Services and Heavy Lift businesses as discontinued operations. See Note 18.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(3)	During the third quarter of 2010, the Company determined that an out-of-period adjustment associated with tax returns filed and tax audit conclusions was required which reduced income tax expense by approximately $5.7 million. The Company has determined that this was not material on a quantitative or qualitative basis to the prior period financial statements.

(4)	During the fourth quarter of 2009, the Company determined that an out-of-period adjustment was required to correct its financial statement tax related balance sheet accounts. Correction of this error decreased deferred tax liabilities and taxes payable by approximately $3.2 million and reduced income tax expense approximately $3.2 million. Based on its analysis, the Company concluded that this matter was not material on a quantitative or qualitative basis to the prior period financial statements and, as such, was corrected in the fourth quarter of 2009.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at		Additions	Accounts		Balance at
	Beginning		Charged to	Receivable	Translation	End of
	of Year	Dispositions	Income	Write-offs	and other	Year

December 31, 2010	$7,117	$(1,075)	$491	$(2,051)	$(344)	$4,138
December 31, 2009	$8,726	$(1,224)	$2,246	$(2,775)	$144	$7,117
December 31, 2008	$7,010	$(54)	$3,604	$(5,053)	$3,219	$8,726

INVENTORY RESERVE

	Balance at		Additions			Balance at
	Beginning		Charged to	Inventory	Translation	End of
	of Year	Dispositions	Income	Write-offs	and other	Year

December 31, 2010
Raw material	$12,207	$(1,022)	$5,502	$(1,445)	$475	$15,717
Work-in-process	3,528	—	4,229	(1,831)	(18)	5,908
Finished goods	19,524	(1,918)	3,440	(5,694)	1,307	16,659

	$35,259	$(2,940)	$13,171	$(8,970)	$1,764	$38,284

December 31, 2009
Raw material	$12,999	$(1,203)	$3,457	$(3,923)	$877	$12,207
Work-in-process	2,698	(64)	1,150	(460)	204	3,528
Finished goods	21,819	(2,878)	6,003	(5,720)	300	19,524

	$37,516	$(4,145)	$10,610	$(10,103)	$1,381	$35,259

December 31, 2008
Raw material	$10,616	$—	$4,773	$(3,506)	$1,116	$12,999
Work-in-process	608	—	1,575	(104)	619	2,698
Finished goods	24,691	—	7,713	(12,210)	1,625	21,819

	$35,915	$—	$14,061	$(15,820)	$3,360	$37,516

DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at		Additions	Reductions		Balance at
	Beginning of		Charged	Credited to	Translation	End of
	Year	Dispositions	to Expense	Expense	and other	Year

December 31, 2010	$49,243	$—	$4,670	$(3,408)	$(983)	$49,522
December 31, 2009	$57,881	$(5,422)	$10,771	$(5,212)	$(8,775)	$49,243
December 31, 2008	$68,526	$(8,439)	$3,756	$(770)	$(5,192)	$57,881

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.			Description

*3	.1	—	Articles of Incorporation of the Company (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated by reference to Proposal 2 of the Company’s Proxy Statement with an effective date of March 29, 2007 for the Annual Meeting held on May 4, 2007.
*3	.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 20, 2006).
*4	.1		Indenture, dated August 2, 2010, between Teleflex Incorporated and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-3 (Registration No. 333-168464) filed on August 2, 2010).
*4	.2		First Supplemental Indenture, dated August 9, 2010, between Teleflex Incorporated and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on August 9, 2010).
*4	.3		Form of 3.875% Convertible Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit A in Exhibit 4.2 to the Company’s Form 8-K filed on August 9, 2010).
*10	.1	—	1990 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 33-34753), revised and restated as of December 1, 1997 incorporated by reference to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 28, 1997. As subsequently amended and restated on Form S-8 (Registration No. 333-59814) which is herein incorporated by reference).
*10	.2	—	Teleflex Incorporated Retirement Income Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 25, 2010).
10.3		—	Amended and Restated Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on February 25, 2009), and as subsequently amended by the First Amendment thereto, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on February 25, 2010) and the Second Amendment thereto, effective as of January 1, 2010 (filed herewith).
10.4		—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on February 25, 2010), and as subsequently amended by the First Amendment thereto, effective as of January 1, 2011 (filed herewith).
*10	.5	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
*10	.6	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
+*10	.7	—	Teleflex Incorporated Executive Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 6, 2006).
+*10	.8	—	Letter Agreement, dated September 23, 2004, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed on March 9, 2005).
+*10	.9	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-Q filed on July 27, 2005), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on February 25, 2009).
+*10	.10	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Vincent Northfield (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 20, 2006), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on February 25, 2009).
+*10	.11	—	Executive Change In Control Agreement, dated July 13, 2005, between the Company and John Suddarth (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 20, 2006), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on February 25, 2009).

Exhibit No.			Description

+10	.12	—	Executive Change In Control Agreement, dated January 14, 2011, between the Company and Richard A. Meier.
+*10	.14	—	Letter Agreement, dated August 10, 2006, between the Company and Charles E. Williams (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on September 25, 2006).
+*10	.15	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Laurence G. Miller (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on February 25, 2009).
+*10	.16	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Vince Northfield (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on February 25, 2009).
+*10	.17	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and John B. Suddarth (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on February 25, 2009).
+10	.18	—	Senior Executive Officer Severance Agreement, dated January 14, 2011, between Teleflex Incorporated and Richard A. Meier.
*10	.19	—	Credit Agreement, dated October 1, 2007, with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2007), as amended by Amendment No. 1 thereto dated as of December 22, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on February 25, 2009), Amendment No. 2 thereto dated as of October 26, 2009 (incorporated by referenced to Exhibit 10.20 to the Company’s Form 10-K filed on February 25, 2010), and Amendment No. 3 thereto dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on August 3, 2010).
*10	.20	—	First Amendment, dated as of October 1, 2007, to the Note Purchase Agreement dated as of July 8, 2004 among Teleflex Incorporated and the noteholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2007), as amended by Amendment No. 2 thereto dated as of November 20, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on February 25, 2010), and Amendment No. 3 thereto dated as of August 2, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on August 3, 2010).
*10	.21	—	Convertible Bond Hedge Transaction Confirmation, dated August 3, 2010, between Teleflex Incorporated and Bank of America, National Association, as dealer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2010).
*10	.22	—	Convertible Bond Hedge Transaction Confirmation, dated August 3, 2010, between Teleflex Incorporated and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, as dealer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2010).
*10	.23	—	Issuer Warrant Transaction Confirmation, dated August 3, 2010, between Teleflex Incorporated and Bank of America, National Association, as dealer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 9, 2010).
*10	.24	—	Issuer Warrant Transaction Confirmation, dated August 3, 2010, between Teleflex Incorporated and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, as dealer (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 9, 2010).
*12	.1	—	Computation of ratio of earnings to fixed charges.
*14		—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).
21		—	Subsidiaries of the Company.
23		—	Consent of Independent Registered Public Accounting Firm.

Exhibit No.		Description

31.1	—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.