Form 10-Q
period 2011-03-27
TELEFLEX INC
filed 2011-04-26
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant had 40,278,041 shares of common stock, $1.00 par value, outstanding as of April 15, 2011.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 27, 2011

Page
PART I — FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited):

Condensed Consolidated Statements of Income for the three months ended March 27, 2011 and March 28, 2010	2

Condensed Consolidated Balance Sheets as of March 27, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 27, 2011 and March 28, 2010	4

Condensed Consolidated Statements of Changes in Equity for the three months ended March 27, 2011 and March 28, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3: Quantitative and Qualitative Disclosures About Market Risk	25

Item 4: Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	27

Item 1A: Risk Factors	27

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3: Defaults Upon Senior Securities	27

Item 5: Other Information	27

Item 6: Exhibits	28

SIGNATURES	29

Exhibit 10.1
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 27,	March 28,
	2011	2010
	(Dollars and shares in thousands,
	except per share)

Net revenues	$388,658	$367,332
Cost of goods sold	212,620	190,435

Gross profit	176,038	176,897
Selling, general and administrative expenses	109,831	100,568
Research and development expenses	11,038	9,311
Restructuring and other impairment charges	595	463

Income from continuing operations before interest, loss on extinguishments of debt and taxes	54,574	66,555
Interest expense	16,157	18,994
Interest income	(106)	(206)
Loss on extinguishments of debt	14,597	—

Income from continuing operations before taxes	23,926	47,767
Taxes on income from continuing operations	6,426	14,247

Income from continuing operations	17,500	33,520

Operating income from discontinued operations (including gain on disposal of $56,773 and $9,737, respectively)	58,857	13,280
Taxes (benefit) on income from discontinued operations	(1,837)	8,842

Income from discontinued operations	60,694	4,438

Net income	78,194	37,958
Less: Net income attributable to noncontrolling interest	382	286

Net income attributable to common shareholders	$77,812	$37,672

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.43	$0.84
Income from discontinued operations	$1.52	$0.11

Net income	$1.94	$0.95

Diluted:
Income from continuing operations	$0.42	$0.83
Income from discontinued operations	$1.50	$0.11

Net income	$1.92	$0.94

Dividends per share	$0.34	$0.34

Weighted average common shares outstanding:
Basic	40,057	39,791
Diluted	40,424	40,199

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$17,118	$33,234
Income from discontinued operations, net of tax	60,694	4,438

Net income	$77,812	$37,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27,	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$202,298	$208,452
Accounts receivable, net	289,788	294,196
Inventories, net	319,905	338,598
Prepaid expenses and other current assets	29,019	28,831
Income taxes receivable	10,392	3,888
Deferred tax assets	34,351	39,309
Assets held for sale	40,165	7,959

Total current assets	925,918	921,233
Property, plant and equipment, net	274,328	287,705
Goodwill	1,468,990	1,442,411
Intangible assets, net	927,636	918,522
Investments in affiliates	4,723	4,899
Deferred tax assets	370	358
Other assets	76,838	68,027

Total assets	$3,678,803	$3,643,155

LIABILITIES AND EQUITY

Current liabilities
Current borrowings	$29,700	$103,711
Accounts payable	82,675	84,846
Accrued expenses	116,577	117,488
Payroll and benefit-related liabilities	67,626	71,418
Derivative liabilities	15,315	15,634
Accrued interest	8,952	18,347
Income taxes payable	4,630	4,886
Deferred tax liabilities	4,802	4,433
Liabilities held for sale	11,629	—

Total current liabilities	341,906	420,763
Long-term borrowings	822,473	813,409
Deferred tax liabilities	387,001	370,819
Pension and postretirement benefit liabilities	117,590	141,769
Noncurrent liability for uncertain tax positions	73,697	62,602
Other liabilities	47,148	46,515

Total liabilities	1,789,815	1,855,877
Commitments and contingencies
Total common shareholders’ equity	1,884,710	1,783,376
Noncontrolling interest	4,278	3,902

Total equity	1,888,988	1,787,278

Total liabilities and equity	$3,678,803	$3,643,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 27, 2011	March 28, 2010
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$78,194	$37,958
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(60,694)	(4,438)
Depreciation expense	10,849	11,274
Amortization expense of intangible assets	11,220	10,731
Amortization expense of deferred financing costs and debt discount	3,300	945
Loss on extinguishments of debt	14,597	—
Stock-based compensation	(1,055)	1,695
Deferred income taxes, net	(1,701)	10,130
Other	903	444
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(20,951)	(43,023)
Inventories	(10,656)	493
Prepaid expenses and other current assets	(1,032)	(1,914)
Accounts payable and accrued expenses	(8,189)	(33,777)
Income taxes receivable and payable, net	(723)	43,859

Net cash provided by operating activities from continuing operations	14,062	34,377

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(6,444)	(6,737)
Proceeds from sales of businesses and assets, net of cash sold	101,600	24,750
Payments for businesses and intangibles acquired, net of cash acquired	(30,570)	(81)

Net cash provided by investing activities from continuing operations	64,586	17,932

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	265,000	—
Reduction in long-term borrowings	(330,800)	(51,090)
Increase in notes payable and current borrowings	—	39,700
Proceeds from stock compensation plans	6,764	3,670
Dividends	(13,614)	(13,536)
Debt extinguishment, issuance and amendment fees	(14,838)	—

Net cash used in financing activities from continuing operations	(87,488)	(21,256)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(5,109)	(3,314)
Net cash used in investing activities	(249)	(611)

Net cash used in discontinued operations	(5,358)	(3,925)

Effect of exchange rate changes on cash and cash equivalents	8,044	(4,714)

Net (decrease) increase in cash and cash equivalents	(6,154)	22,414
Cash and cash equivalents at the beginning of the period	208,452	188,305

Cash and cash equivalents at the end of the period	$202,298	$210,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity	Income
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2009	42,033	$42,033	$277,050	$1,431,878	$(34,120)	2,278	$(136,600)	$4,833	$1,585,074
Net income				37,672				286	37,958	$37,958
Cash dividends ($0.34 per share)				(13,536)					(13,536)
Financial instruments marked to market, net of tax of $462					835				835	835
Cumulative translation adjustment, net of tax of $(2,014)					(29,638)			47	(29,591)	(29,591)
Pension liability adjustment, net of tax of $448					1,309				1,309	1,309
Deconsolidation of VIE				253				(365)	(112)

Comprehensive income										$10,511

Shares issued under compensation plans	81	81	4,969			(7)	395		5,445
Deferred compensation						(6)	240		240

Balance at March 28, 2010	42,114	$42,114	$282,019	$1,456,267	$(61,614)	2,265	$(135,965)	$4,801	$1,587,622

Balance at December 31, 2010	42,245	$42,245	$349,156	$1,578,913	$(51,880)	2,250	$(135,058)	$3,902	$1,787,278
Net income				77,812				382	78,194	$78,194
Cash dividends ($0.34 per share)				(13,614)					(13,614)
Financial instruments marked to market, net of tax of $1,523					1,906				1,906	1,906
Cumulative translation adjustment, net of tax of $2,348					50,302			(6)	50,296	50,296
Pension liability adjustment, net of tax of $3,095					4,879				4,879	4,879
Divestiture of Marine, net of tax of $(4,612)					(24,997)				(24,997)	(24,997)

Comprehensive income										$110,278

Shares issued under compensation plans	155	155	1,512			(54)	3,255		4,922
Deferred compensation			(39)			(4)	163		124

Balance at March 27, 2011	42,400	$42,400	$350,629	$1,643,111	$(19,790)	2,192	$(131,640)	$4,278	$1,888,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of presentation
We prepared the accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated on the same basis as our annual consolidated financial statements.
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
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, our quarterly condensed financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.
Note 2 — New accounting standards
The Company adopted the following new accounting standards as of January 1, 2011, the first day of its 2011 fiscal year:
Amendment to Software: In October 2009, the Financial Accounting Standards Board (“FASB”) changed the accounting model for revenue arrangements for certain tangible products containing software components and nonsoftware components. The guidance provides direction on how to determine which software, if any, relating to the tangible product is excluded from the scope of the FASB’s software revenue guidance. The amendment is effective prospectively for fiscal years beginning on or after June 15, 2010. The amendment did not have an impact on the Company’s results of operations, cash flows or financial position.
Amendment to Revenue Recognition: In October 2009, the FASB revised the criteria for multiple-deliverable revenue arrangements by establishing new guidance on how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Additionally, the guidance requires companies to expand their disclosures regarding multiple-deliverable revenue arrangements and the guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The amendment did not have an impact on the Company’s results of operations, cash flows or financial position.
Note 3 — Acquisitions
On January 10, 2011, the Company acquired VasoNova Inc., a developer of central venous catheter navigation technology that allows for real-time confirmation of the placement of peripherally inserted central catheters and central venous catheters. In connection with the acquisition, the Company made an initial payment to the former VasoNova security holders of $25 million and agreed to make additional payments of between $15 million and $30 million contingent upon the achievement of certain regulatory and sales targets within three years after closing. The acquisition of VasoNova complements the vascular access product line in the Company’s Critical Care division.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of the consideration is estimated at $40.4 million, which includes the initial payment of $25.0 million in cash and the estimated fair value of the contingent consideration to be paid to the former VasoNova security holders of $15.4 million.
The fair value of the contingent consideration was estimated based on the probability of obtaining the applicable regulatory approvals and achieving the specified sales targets. Any future change in the estimated fair value of the contingent consideration will be recognized in the statement of income for the period in which the estimated fair value changes. A change in fair value of the contingent consideration could have a material effect on the Company’s results of operations and financial position for the period in which the change in estimate occurs.
We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined in connection with the fair value hierarchy (see Note 10, “Fair value measurements”).
On March 11, 2011, the Company made a $6.0 million payment to the former VasoNova security holders upon receiving 510(k) clearance from the U.S. Food and Drug Administration with respect to an expanded use of VasoNova’s VPS peripherally inserted central catheter tip location technology. This $6.0 million payment was part of the contingent consideration that was recognized as of the acquisition date.
The following table summarizes the purchase price allocation of the cost to acquire VasoNova based on the fair values as of January 10, 2011:

(Dollars in millions)
Assets
Current assets	$0.9
Property, plant and equipment	0.3
Intangible assets	29.6
Goodwill	13.1
Other assets	0.1

Total assets acquired	$44.0

Less:
Current liabilities	$0.5
Deferred tax liabilities	3.1

Liabilities assumed	$3.6

Net assets acquired	$40.4

The Company is in the process of finalizing appraisals of tangible and intangible assets and is continuing to evaluate the initial purchase price allocation as of the acquisition date, which will be adjusted as additional information related to the fair values of assets acquired and liabilities assumed is finalized.
Certain assets acquired in the VasoNova acquisition qualify for recognition as intangible assets, apart from goodwill, in accordance with FASB guidance related to business combinations. The estimated fair values of intangible assets acquired include purchased technology of $26.8 million and trade names of $2.8 million. Purchased technology and trade names have useful lives of 15 years and 10 years, respectively. The goodwill resulting from the VasoNova acquisition is primarily due to the expected revenue growth that is attributable to increased market penetration from future products and customers. Goodwill and the step-up in basis of the intangible assets are not deductible for tax purposes.
Note 4 — Integration
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides information relating to changes in the accrued liability associated with the Arrow integration plan during the three months ended March 27, 2011:

	Involuntary
	Employee	Facility	Contract
	Termination	Closure	Termination
	Benefits	Costs	Costs	Total
	(Dollars in millions)
Balance at December 31, 2010	$0.1	$0.2	$2.7	$3.0
Cash payments	—	(0.2)	—	(0.2)
Adjustments to reserve	(0.1)	—	—	(0.1)

Balance at March 27, 2011	$—	$—	$2.7	$2.7

Contract termination costs relate to the termination of a European distributor agreement that is currently in litigation but is expected to be paid in 2011.
In conjunction with the plan for the integration of Arrow and the Company’s Medical businesses, the Company has taken actions that affect employees and facilities of Teleflex. This aspect of the integration plan is explained in Note 5, “Restructuring and other impairment charges.” Costs that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and other impairment charges within the condensed consolidated statement of operations for the periods in which the costs are incurred.
Note 5 — Restructuring and other impairment charges
2007 Arrow Integration Program
The following table provides information relating to the charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges in the condensed consolidated statements of income for the periods presented:

	Three Months Ended	Three Months Ended
	March 27, 2011	March 28, 2010
	(Dollars in thousands)
Termination benefits	$7	$230
Facility closure costs	150	425
Contract termination costs	438	(195)
Other restructuring costs	—	3

	$595	$463

No impairment charges were recognized during the three month periods ended March 27, 2011 and March 28, 2010.
The following table provides information relating to changes in the accrued liability associated with the 2007 Arrow integration program during the three months ended March 27, 2011:

	Balance at				Balance at
	December 31,	Subsequent			March 27,
	2010	Accruals	Payments	Translation	2011
	(Dollars in thousands)
Termination benefits	$600	$7	$(87)	$41	$561
Facility closure costs	—	150	(150)	—	—
Contract termination costs	2,138	438	(51)	27	2,552
Other restructuring costs	22	—	—	2	24

	$2,760	$595	$(288)	$70	$3,137

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the 2007 Arrow integration program. Facility closure costs relate primarily to costs to prepare a facility for closure. Contract termination costs relate primarily to the termination of a European distributor agreement and leases in conjunction with the consolidation of facilities.
As of March 27, 2011, the Company expects future restructuring expenses associated with the 2007 Arrow integration program, if any, to be nominal.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Inventories
Inventories consisted of the following:

	March 27,	December 31,
	2011	2010
	(Dollars in thousands)
Raw materials	$113,200	$128,752
Work-in-process	61,264	54,098
Finished goods	177,909	194,032

	352,373	376,882
Less: Inventory reserve	(32,468)	(38,284)

Inventories	$319,905	$338,598

Note 7—Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill, by operating segment, for the three months ended March 27, 2011:

	Medical	Commercial	Total
	(Dollars in thousands)

Balance as of December 31, 2010	$1,434,921	$7,490	$1,442,411
Goodwill related to dispositions	—	(7,490)	(7,490)
Goodwill related to acquisitions	13,103	—	13,103
Reversal of Arrow integration accrual, net of tax	(81)	—	(81)
Translation adjustment	21,047	—	21,047

Balance as of March 27, 2011	$1,468,990	$—	$1,468,990

As of March 27, 2011, there were no goodwill impairment losses recorded against these carrying values.
The following table provides information, as of March 27, 2011 and December 31, 2010, regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets:

	Gross Carrying Amount		Accumulated Amortization
	March 27, 2011	December 31, 2010	March 27, 2011	December 31, 2010
	(Dollars in thousands)
Customer lists	$545,165	$553,923	$100,559	$98,013
Intellectual property	234,451	207,248	81,717	77,166
Distribution rights	17,206	16,728	13,578	13,016
Trade names	327,498	332,049	830	3,231

	$1,124,320	$1,109,948	$196,684	$191,426

Amortization expense related to intangible assets was approximately $11.2 million and $10.7 million for the three months ended March 27, 2011 and March 28, 2010, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2011	$44,700
2012	44,500
2013	43,700
2014	39,400
2015	33,500

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Borrowings
The components of long-term debt at March 27, 2011 and December 31, 2010 are as set forth below:

	March 27,	December 31,
	2011	2010
	(Dollars in thousands)
Senior Credit Facility:
Term loan, at an average rate of 1.31%, due 10/1/2012	$—	$36,123
Term loan, at an average rate of 2.56%, due 10/1/2014	500,000	363,877
2004 Notes:
6.66% Series 2004-1 Tranche A Senior Notes due 7/8/2011	—	72,500
7.14% Series 2004-1 Tranche B Senior Notes due 7/8/2014	—	48,250
7.46% Series 2004-1 Tranche C Senior Notes due 7/8/2016	—	45,050

3.875% Convertible Senior Subordinated Notes due 2017	400,000	400,000

	900,000	965,800
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(77,527)	(79,891)

	822,473	885,909
Less: Current portion of borrowings	—	(72,500)

Total long-term debt	$822,473	$813,409

Prepayment of 2004 Senior Notes
During the first quarter of 2011, the Company prepaid the entire outstanding $165.8 million principal amount of its senior notes issued in 2004 (“2004 Notes”). In addition, the Company paid the holders of the 2004 Notes a $13.9 million prepayment make-whole amount and accrued and unpaid interest. The Company recorded the prepayment make-whole amount and a $0.7 million write-off of unamortized debt issuance costs incurred prior to the prepayment of the 2004 Notes as a loss on extinguishment of debt during the first quarter of 2011. The Company used $150 million in borrowings under its revolving credit facility and available cash to fund the prepayment of the 2004 Notes.
Incremental Facility
In March 2011, the Company entered into an agreement (the “Incremental Agreement”), which supplemented the Credit Agreement, dated as of October 1, 2007 (the “Credit Agreement”) among the Company, the guarantors party thereto, the lending institutions identified in the Credit Agreement, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Incremental Agreement provided for additional term loan borrowings under the Credit Agreement in an aggregate principal amount of $100 million (the “Incremental Term Loans”). The proceeds of the Incremental Term Loans were used to repay $80 million of borrowings under the Company’s revolving credit facility that were borrowed in connection with the prepayment of the 2004 Notes that occurred in March 2011. The Incremental Term Loans will mature on October 1, 2014 (the same maturity date as the existing Tranche 2 Term Loans (as defined in the Credit Agreement) under the Credit Agreement) and will amortize in quarterly installments equal to 2.5% of the original principal amount of all Incremental Term Loans commencing on December 31, 2012, with the balance payable at maturity. The interest rate payable on the Incremental Term Loans pursuant to the Credit Agreement is the same as the interest rate payable on the existing Tranche 2 Term Loans (as defined in the Credit Agreement). The range of the applicable margin for borrowings bearing interest at the “base rate” (greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) is 0.50% to 1.75%, and the range of the applicable margin for extended borrowings bearing interest at the “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings is 1.50% to 2.75%. The Company incurred transaction fees of approximately $0.7 million in connection with this borrowing that will be amortized over the term of the facility as interest expense.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Extension of Senior Credit Facility Maturity Dates
The Company converted $36.1 million of term loans maturing on October 1, 2012 to term loans with a new maturity date of October 1, 2014. In addition, the Company converted all of its $33.7 million of revolving credit facility commitments with a termination date of October 1, 2012 to revolving credit facility commitments with a new termination date of October 1, 2014. In connection with the extension of these maturity dates, the range of the applicable margin for borrowings bearing interest at the “base rate” (greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) increased to a range of 0.50% to 1.75%, and the range of the applicable margin for extended borrowings bearing interest at the “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings increased to a range of 1.50% to 2.75%. In addition, the commitment fee rate on unused but committed portions of the revolving credit facility increased to a range of 0.375% to 0.50%. The actual amount of the applicable margin and commitment fee rate will be based on the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined in the Credit Agreement). At March 27, 2011, the spread over LIBOR was 2.25% and the commitment fee rate was 0.375%. The Company incurred transaction fees of approximately $0.3 million in connection with this extension that will be amortized over the extended term of the facility as interest expense.
Revolving Credit Facility Borrowings
During the first quarter of 2011, the Company borrowed $165 million under its $400 million revolving credit facility to fund the VasoNova acquisition and the retirement of the 2004 Notes. The borrowings were subsequently repaid with the proceeds from the sale of the Marine business (for additional information regarding the sale of the Marine business, see Note 16, “Divestiture related activities”) and borrowings under the Incremental Term Loans. As of March 27, 2011, the Company had no outstanding borrowings and approximately $4 million in outstanding standby letters of credit issued under its revolving credit facility.
As of March 27, 2011, the aggregate amounts of the securitization program and long-term debt maturing during the remainder of 2011, during each of the next three fiscal years and thereafter were as follows:

(Dollars in thousands)
2011	$29,700
2012	12,500
2013	50,000
2014	437,500
2015 and thereafter	400,000
Note 9 — Financial instruments
The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure, and interest rate swaps are used to reduce exposure to interest rate changes. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 10, “Fair value measurement” for additional information.
The location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet are as follows:

	March 27, 2011	December 31, 2010
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets — current	$901	$880

Total asset derivatives	$901	$880

Liability derivatives:
Interest rate contracts:
Derivative liabilities — current	$15,122	$15,004
Other liabilities — noncurrent	6,408	9,566
Foreign exchange contracts:
Derivative liabilities — current	193	630
Other liabilities — noncurrent	9	—

Total liability derivatives	$21,732	$25,200

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amount of the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), and the location and amount of gains and losses attributable to such derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to the condensed consolidated statement of income for the three months ended March 27, 2011 and March 28, 2010 are as follows:

	After Tax Gain/(Loss)
	Recognized in OCI
	March 27,	March 28,
	2011	2010
	(Dollars in thousands)
Interest rate contracts	$1,657	$(312)
Foreign exchange contracts	249	1,147

Total	$1,906	$835

	Pre-Tax (Gain)/Loss Reclassified
	from AOCI into Income
	March 27,	March 28,
	2011	2010
	(Dollars in thousands)
Interest rate contracts:
Interest expense	$3,720	$4,580
Foreign exchange contracts
Net revenues	(435)	63
Cost of goods sold	(584)	(735)
Income from discontinued operations	—	(74)

Total	$2,701	$3,834

For the three months ended March 27, 2011 and March 28, 2010, there was no ineffectiveness related to the Company’s derivatives.
The following table provides information relating to the changes in AOCI relating to activity in financial instruments, net of tax for the three months ended March 27, 2011 and March 28, 2010:

	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$(15,262)	$(17,343)
Additions and revaluations	503	3,182
(Gain) loss reclassified from AOCI into income	1,612	(2,330)
Tax rate adjustment	(209)	(17)

Balance at end of period	$(13,356)	$(16,508)

Note 10 — Fair value measurement
For a description of the fair value hierarchy, see Note 11 to the Company’s 2010 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2010.
The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of March 27, 2011 and March 28, 2010:

	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable
	March 27, 2011	(Level 1)	(Level 2)	inputs (Level 3)
	(Dollars in thousands)
Bonds foreign government	$7,575	$7,575	$—	$—
Investments in marketable securities	$4,269	$4,269	$—	$—
Derivative assets	$901	$—	$901	$—
Derivative liabilities	$21,732	$—	$21,732	$—
Contingent consideration liabilities	$9,400	$—	$—	$9,400

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable
	March 28, 2010	(Level 1)	(Level 2)	inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$10,000	$10,000	$—	$—
Investments in marketable securities	$3,338	$3,338	$—	$—
Derivative assets	$2,979	$—	$2,979	$—
Derivative liabilities	$29,041	$—	$29,041	$—
The following table provides information regarding changes in Level 3 financial liabilities during the period ended March 27, 2011:

Contingent
consideration
(Dollars in thousands)
Beginning balance	$—
Initial estimate of contingent consideration	15,400
Payment	6,000

Ending balance	$9,400

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of March 27, 2011 is $822.5 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $934.6 million at March 27, 2011. The Company’s implied credit rating is a factor in determining the market interest yield curve.
Valuation Techniques
The Company’s cash and cash equivalents valued based upon Level 1 inputs are comprised of overnight investments in money market funds. The funds invest in obligations of the U.S. Treasury, including Treasury bills, bonds and notes. The funds seek to maintain a net asset value of $1.00 per share.
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trusts which are available to pay benefits under certain deferred compensation plans and other compensatory arrangements and zero coupon Greece government bonds. The investment assets of the trust are valued using quoted market prices multiplied by the number of shares held in the trust. The Greece government bonds were received in settlement of amounts due to the Company from sales to the public hospital system in Greece for 2007, 2008 and 2009. The bonds mature over three years. The fair value of the bonds is determined based on quoted prices in active markets for identical assets.
The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign currency forward contracts. The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps to manage exposure to interest rate changes. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. See Note 9, “Financial instruments” for additional information.
The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration pertaining to the VasoNova acquisition. The fair value of the contingent consideration was determined using a weighted probability of potential payment scenarios discounted at a rate reflective of the Company’s credit rating on the date of acquisition.
Note 11 —Changes in shareholders’ equity
In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through March 27, 2011, no shares have been purchased under this Board authorization.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended
	March 27,	March 28,
	2011	2010
	(Shares in thousands)
Basic	40,057	39,791
Dilutive shares assumed issued	367	408

Diluted	40,424	40,199

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 9,036 thousand and 738 thousand for the three months ended March 27, 2011 and March 28, 2010, respectively. The increase in weighted average anti-dilutive shares for the three months ended March 27, 2011 reflects the inclusion of the warrants that were issued in connection with hedge transactions entered into in connection with the Company’s issuance of convertible notes in August 2010.
Note 12 — Stock compensation plans
The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock units to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years after the grant date. Outstanding restricted stock units generally vest in one to three years. During the first three months of 2011, the Company granted options to purchase 18,000 shares of common stock under the 2000 Plan. The unrecognized compensation expense for the options as of the grant date was $0.2 million, which will be recognized over the vesting period of the awards.
The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. Generally, options granted under the 2008 plan are exercisable three years after the date of the grant and expire no more than ten years after the grant date. During the first three months of 2011, the Company granted incentive and non-qualified options to purchase 324,383 shares of common stock and granted restricted stock units representing 147,989 shares of common stock under the 2008 plan. The unrecognized compensation expense for the incentive and non-qualified options and restricted stock units as of the grant date was $3.7 million and $8.0 million, respectively, which will be recognized over the vesting period of the awards.
Note 13 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. In 2008 the Company amended the Teleflex Retirement Income Plan (“TRIP”) to cease future benefit accruals for all employees, other than those subject to a collective bargaining agreement and amended its Supplemental Executive Retirement Plans (“SERP”) for all executives to cease future benefit accruals for both employees and executives as of December 31, 2008. The Company replaced the non-qualified defined benefits provided under the SERP with a non-qualified defined contribution arrangement under the Company’s Deferred Compensation Plan, effective January 1, 2009. In addition, in 2008, the Company’s postretirement benefit plans were amended to eliminate future benefits for employees, other than those subject to a collective bargaining agreement, who had not attained age 50 and whose age plus service was less than 65.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In March 2011, in connection with the Company’s sale of the Marine business approximately $24.4 million of the pension obligations and approximately $7.4 million of other post-retirement obligations were assumed by the buyer and approximately $17.7 million of related pension assets were transferred to the buyer. The amounts are subject to further valuation by the buyer. For additional information regarding the sale of the Marine business, see Note 16, “Divestiture related activities.”
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.
Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension		Other Benefits
	Three Months Ended		Three Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
	(Dollars in thousands)
Service cost	$591	$640	$198	$190
Interest cost	4,272	4,331	550	653
Expected return on plan assets	(4,901)	(4,014)	—	—
Net amortization and deferral	1,063	1,012	70	131

Net benefit cost	$1,025	$1,969	$818	$974

Note 14 — Commitments and contingent liabilities
Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. The following table provides information regarding changes in the Company’s product warranty liability accruals for the three months ended March 27, 2011 (dollars in thousands):

Balance — December 31, 2010	$10,877
Accruals for warranties issued in 2011	452
Settlements (cash and in kind)	(499)
Accruals related to pre-existing warranties	172
Dispositions	(2,281)
Transfers to liabilities held for sale	(187)
Effect of translation	353

Balance — March 27, 2011	$8,887

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $9.6 million at March 27, 2011. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At March 27, 2011, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 27, 2011, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $7.2 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of March 27, 2011. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of March 27, 2011, the most significant tax examinations in process are in the Unites States, Canada, Czech Republic and Germany. In conjunction with these examinations and as a regular and routine practice, the Company may determine a need to establish certain reserves or to adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.
Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. On average, such commitments are not at prices in excess of current market.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 — Business segment information
Information about continuing operations by business segment is as follows:

	Three Months Ended
	March 27,	March 28,
	2011	2010
	(Dollars in thousands)
Segment data:
Medical	$354,004	$343,537
Aerospace	34,654	23,795

Segment net revenues	$388,658	$367,332

Medical	$60,537	$73,498
Aerospace	4,986	1,171

Segment operating profit	65,523	74,669
Less: Corporate expenses	10,736	7,937
Restructuring and impairment charges	595	463
Noncontrolling interest	(382)	(286)

Income from continuing operations before interest, loss on extinguishments of debt and taxes	$54,574	$66,555

Note 16 — Divestiture-related activities
When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Net (gain) loss on sales of businesses and assets. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the three month periods ending March 27, 2011 and March 28, 2010.
Discontinued Operations
In the first quarter of 2011, management approved a plan to sell the Company’s cargo container business, a reporting unit within its Aerospace Segment. The Company is actively marketing the business while it continues to serve its customers. For financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been reclassified to reflect this presentation. See “Assets and Liabilities Held for Sale” section below for details of the business’s assets and liabilities.
On March 22, 2011, the Company completed the sale of its Marine business to an affiliate of H.I.G. Capital, LLC for $123.1 million (consisting of $101.6 million in cash, net of $1.5 million of cash included in the Marine business as part of the net assets sold, plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities related to the Marine business) and realized a gain of $59.6 million, net of tax benefits, from the sale of the business. The Marine business consisted of the Company’s businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances. The Marine business represented the Company’s entire Commercial Segment.
On December 31, 2010, the Company completed the sale of the Actuation business of its subsidiary Telair International Incorporated to TransDigm Group, Incorporated for approximately $94 million and realized a gain of $51.2 million, net of tax, from the sale of the business.
On June 25, 2010, the Company completed the sale of its rigging products and services business (“Heavy Lift”) to Houston Wire & Cable Company for $50 million and realized a gain of $17.0 million, net of tax, from the sale of the business.
On March 2, 2010, the Company completed the sale of its SSI Surgical Services Inc. business (“SSI”), a reporting unit within its Medical Segment, to a privately-owned healthcare company for approximately $25 million and realized a gain of $2.2 million, net of tax, from the sale of the business.
The prior period financial statements have been revised to present the Marine business and the cargo container business as discontinued operations.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended
	March 27, 2011	March 28, 2010
	(Dollars in thousands)
Net revenues	$52,399	$72,326
Costs and other expenses	50,315	68,783
Gain on disposition(1)	(56,773)	(9,737)

Income from discontinued operations before income taxes	58,857	13,280
Provision for income taxes	(1,837)	8,842

Income from discontinued operations	$60,694	$4,438

(1)	Gain on disposition for the three months ended March 27, 2011 includes curtailment and settlement losses of approximately $11.5 million on the pension and postretirement obligations that were transferred to the buyer in connection with the sale of Marine.
Net assets and liabilities of the discontinued operations sold in 2011 were comprised of the following:

(Dollars in thousands)

Net assets	$109,979

Net liabilities	(36,399)

$73,580

Assets and Liabilities Held for Sale
The table below provides information regarding assets and liabilities held for sale at March 27, 2011 and December 31, 2010. At March 27, 2011, the assets and liabilities consisted of the Company’s cargo container business and four buildings which the Company is actively marketing.

	March 27,	December 31,
	2011	2010
	(Dollars in thousands)
Assets held for sale:
Accounts receivable, net	$11,653	$—
Inventories, net	11,735	—
Other current assets	1,284	—
Property, plant and equipment, net	11,060	7,959
Other assets	4,433	—

Total assets held for sale	$40,165	$7,959

Liabilities held for sale:
Current liabilities	$9,183	$—
Noncurrent liabilities	2,446	—

Total liabilities held for sale	$11,629	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including our ability to resolve, to the satisfaction of the U.S. Food and Drug Administration (FDA), the issues identified in the corporate warning letter issued to Arrow International; changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
Overview
Teleflex is principally a global provider of medical technology products that enable healthcare providers to improve patient outcomes, reduce infections and enhance patient and provider safety. We primarily develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We serve hospitals and healthcare providers in more than 130 countries.
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
In addition to our medical business, we also have a business that serves a niche segment of the aerospace market with specialty engineered products, which includes cargo-handling systems for commercial air cargo.
Over the past several years, we have engaged in an extensive acquisition and divestiture program to improve margins, reduce cyclicality and focus our resources on the development of our healthcare business. We have significantly changed the composition of our portfolio of businesses, expanding our presence in the medical device industry, while divesting most of our businesses serving the aerospace markets and divesting all of our businesses in the commercial markets. The most significant of these transactions occurred in 2007 with our acquisition of Arrow International, a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, and the divestiture of our automotive and industrial businesses. Our acquisition of Arrow significantly expanded our single-use medical product offerings for critical care, enhanced our global footprint and added to our research and development capabilities.
We continue to evaluate the composition of the portfolio of our products and businesses to ensure alignment with our overall objectives. We strive to maintain a portfolio of products and businesses that provide consistency of performance, improved profitability and sustainable growth.
In the first quarter of 2011, management approved a plan to sell our cargo container business, a reporting unit within our Aerospace Segment. We are actively marketing the business and selectively reviewing alternatives while we continue to serve our customers.
On March 22, 2011, we completed the sale of our Marine business to an affiliate of H.I.G. Capital, LLC for $123.1 million, consisting of $101.6 million in cash, net of $1.5 million of cash included in the Marine business as part of the net assets sold, plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities related to the Marine business. We realized a gain of $59.6 million, net of tax benefits, in connection with the sale. The Marine business consisted of our businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances.

On December 31, 2010, we completed the sale of the Actuation business of our subsidiary Telair International Incorporated to TransDigm Group, Incorporated for approximately $94 million and realized a gain of $51.2 million, net of tax, from the sale of the business.
On June 25, 2010, we completed the sale of our rigging products and services business (“Heavy Lift”) to Houston Wire & Cable Company for $50 million and realized a gain of $17.0 million, net of tax, from the sale of the business.
On March 2, 2010, we completed the sale of our SSI Surgical Services Inc. business (“SSI”), a reporting unit within our Medical Segment, to a privately-owned healthcare company for approximately $25 million. We realized a gain of $2.2 million, net of tax, on this transaction.
The prior period financial statements have been revised to present the Marine business and the cargo container business as discontinued operations. See Note 16 to our condensed consolidated financial statements included in this report for discussion of discontinued operations.
The Medical and Aerospace segments comprised 91% and 9% of our revenues, respectively, for the three months ended March 27, 2011 and comprised 94% and 6% of our revenues, respectively, for the same period in 2010.
Health Care Reform
On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. As this new law is implemented over the next 2-3 years, we will be in a better position to ascertain its impact on our business. We currently estimate the impact of the medical device excise tax will be approximately $15 million annually, beginning in 2013. Also in the first quarter of 2010, we evaluated the change in the tax regulations related to the Medicare Part D subsidy as currently outlined in the new legislation and determined that it did not have a significant impact on our financial position or results of operations.
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
Revenues

	Three Months Ended
	March 27, 2011	March 28, 2010
	(Dollars in millions)
Net revenues	$388.7	$367.3
Net revenues for the first quarter of 2011 increased approximately 6% to $388.7 million from $367.3 million in the first quarter of 2010. The increase was due entirely to core revenue growth. Core revenues were higher in the Aerospace Segment (42%), due to improving conditions in commercial aviation markets. Core revenues in the Medical Segment were 3% higher than the first quarter of 2010 as higher sales of critical care and surgical products more than offset lower sales of cardiac care products and orthopedic devices sold to medical original equipment manufacturers, or OEMs. Currency exchange rate fluctuations did not have a material effect on net revenues for the three months ended March 27, 2011.

Gross profit

	Three Months Ended
	March 27, 2011	March 28, 2010
	(Dollars in millions)
Gross profit	$176.0	$176.9
Percentage of sales	45.3%	48.2%
For the three months ended March 27, 2011, gross profit as a percentage of revenues decreased compared to the corresponding period of 2010. Gross profit increased in the Aerospace Segment from 25.6% in the first quarter of 2010 to 33.3% in the first quarter of 2011, but gross profit decreased in the Medical Segment to 46.5% in the first quarter of 2011 compared to 49.7% in the same period of 2010.
Selling, general and administrative

	Three Months Ended
	March 27, 2011	March 28, 2010
	(Dollars in millions)
Selling, general and administrative	$109.8	$100.6
Percentage of sales	28.3%	27.4%
Selling, general and administrative expenses as a percentage of revenues for the first quarter of 2011 increased to 28.3% from 27.4% in 2010. The $9.2 million increase in costs was due to approximately $6 million of higher spending, principally related to Medical Segment sales, marketing, and regulatory activities, and approximately $2 million of net separation costs for our former CEO (comprised of $5 million of payments under his employment agreement, less approximately $3 million of stock option and restricted share forfeitures).
Included in the overall increase in selling, general and administrative expenses is $1.8 million related to VasoNova, Inc., a company we acquired in January 2011.
Research and development

	Three Months Ended
	March 27, 2011	March 28, 2010
	(Dollars in millions)
Research and development	$11.0	$9.3
Percentage of sales	2.8%	2.5%
Higher levels of research and development expenses reflect increased investments related to antimicrobial and catheter tip positioning technologies.
Interest expense

	Three Months Ended
	March 27, 2011	March 28, 2010
	(Dollars in millions)
Interest expense	$16.2	$19.0
Average interest rate on debt	5.2%	5.7%
Interest expense decreased in the first quarter of 2011 compared to the same period of 2010 due to a reduction of approximately $219 million in average outstanding debt.
Loss on extinguishments of debt
During the three months ended March 27, 2011, in connection with the prepayment of our Senior Notes issued in 2004 (the “2004 Notes”), we recognized debt extinguishment costs of approximately $14.6 million relating to the prepayment make-whole amount of $13.9 million payable to the holders of the 2004 Notes and the write-off of $0.7 million of unamortized debt issuance costs incurred prior to the prepayment of the 2004 Notes. See Note 8 to the condensed consolidated financial statements included in this report.

Taxes on income from continuing operations

	Three Months Ended
	March 27, 2011	March 28, 2010
Effective income tax rate	26.9%	29.8%
The effective income tax rate for the three months ended March 27, 2011 of 26.9%, compared to 29.8% for the three months ended March 28, 2010, reflects the impact of the loss on extinguishments of debt during the first quarter of 2011 at a relatively higher statutory rate.
Restructuring and other impairment charges
In connection with the acquisition of Arrow in 2007, we formulated a plan related to the integration of Arrow and our other Medical businesses. The integration plan focused on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. Costs related to actions that affected employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. Costs related to actions that affected employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the condensed consolidated statement of operations. These costs amounted to approximately $0.6 million and $0.5 million during the three months ended March 27, 2011 and March 28, 2010, respectively. As of March 27, 2011, we expect future restructuring and impairment charges that we will incur in connection with the Arrow integration plan, if any, will be nominal.
For additional information regarding our restructuring programs, see Note 5 to our condensed consolidated financial statements included in this report.
Segment Reviews

	Three Months Ended
			%
			Increase/
	March 27, 2011	March 28, 2010	(Decrease)
	(Dollars in millions)
Medical	$354.0	$343.5	3
Aerospace	34.7	23.8	46

Segment net revenues	$388.7	$367.3	6

Medical	$60.5	$73.5	(18)
Aerospace	5.0	1.2	317

Segment operating profit (1)	$65.5	$74.7	(12)

(1)	See Note 15 of our condensed consolidated financial statements for a reconciliation of segment operating profit to income from continuing operations before interest, loss on extinguishments of debt and taxes.
The percentage changes in net revenues during the three months ended March 27, 2011 compared to the same period in 2010 are due to the following factors:

	% Increase
	2011 vs. 2010
	Medical	Aerospace	Total
Core growth	3	42	6
Currency impact	—	4	—

Total change	3	46	6

The following is a discussion of our segment operating results.
Comparison of the three months ended March 27, 2011 and March 28, 2010
Medical
Medical Segment net revenues increased 3% in the first quarter of 2011 to $354.0 million, from $343.5 million in the same period last year. The increase was due entirely to core revenue growth. Core revenue increases in vascular access, respiratory, surgical, urology, and anesthesia were somewhat offset by a decline in specialty products sold to medical OEM’s and cardiac care sales.
Information regarding net revenues by product group is provided in the following tables.

	Three Months Ended		% Increase/ (Decrease)
				Currency
	March 27,	March 28,	Core	Impact/	Total
	2011	2010	Growth	Other	Change
	(Dollars in millions)
Critical Care	$237.1	$225.9	5	—	5
Surgical Care	65.0	63.1	3	—	3
Cardiac Care	17.7	18.3	(4)	1	(3)
OEM	33.9	35.3	(4)	—	(4)
Other	0.3	0.9	(67)	—	(67)

Total net revenues	$354.0	$343.5	3	—	3

Medical Segment net revenues for the three months ended March 27, 2011 and March 28, 2010, respectively, by geographic location were as follows:

	2011	2010
North America	51%	52%
Europe, Middle East and Africa	37%	37%
Asia and Latin America	12%	11%
All product lines within the Critical Care product group achieved core revenue growth in the first quarter of 2011 as compared to the same period of 2010, led principally by higher sales of vascular access and respiratory products in each of our regions and of urology products in Europe. Also contributing to the favorable comparison of first quarter 2011 revenues with the same period in 2010 is the $3 million negative impact on first quarter 2010 revenues from the recall of our custom IV tubing product.
Surgical core revenue increased approximately 3% in the first quarter of 2011 compared with 2010, primarily due to higher sales of ligation, closure and chest drainage products in Europe and Asia/Latin America.
Core revenue of cardiac care products decreased approximately 4% during the first quarter of 2011 compared with 2010 due to lower sales of intra aortic balloon pumps, primarily in North American markets, as a result of a recall of certain intra-aortic balloon catheters during the fourth quarter of 2010.
Core revenue to OEMs decreased 4% in the first quarter of 2011 compared with 2010. This decrease is largely attributable to lower sales of specialty suture and catheter fabrication products, partially offset by higher sales of orthopedic implant products.
Operating profit in the Medical Segment decreased 18%, from $73.5 million in the first quarter of 2010 to $60.5 million during the first quarter of 2011. Operating profit during the first quarter of 2011 was unfavorably impacted by approximately $8 million higher spending on sales, marketing, regulatory and research and development activities and by lower gross profit of approximately $6 million, in spite of core revenue growth. Gross profit during the first quarter of 2011 was negatively impacted by higher manufacturing and raw material costs in North America and Europe of approximately $7 million, unfavorable product mix in Europe and Asia of approximately $2 million and fuel-related freight surcharges of approximately $2 million.
Aerospace
Aerospace Segment revenues increased 46% in the first quarter of 2011 to $34.7 million, from $23.8 million in the same period in 2010. During the first quarter, core revenue increased 42%, while currency movements increased sales by 4%. Higher sales of cargo system spare components and repairs and wide-body cargo handling systems to aircraft manufacturers were somewhat offset by lower sales of wide-body cargo systems for aftermarket conversions.

Segment operating profit increased 317% in the first quarter of 2011 to $5.0 million, compared to $1.2 million in the same period of 2010. The increase in operating profit for the first quarter was primarily due to significantly higher sales volumes, overall, as well as a favorable sales mix of higher margin cargo system spare components and repairs.
Liquidity and Capital Resources
Prepayment of 2004 Senior Notes
During the first quarter of 2011, we prepaid the entire outstanding $165.8 million principal amount of our senior notes issued in 2004 (“2004 Notes”). In addition, we paid the holders of the 2004 Notes a $13.9 million prepayment make-whole amount and accrued and unpaid interest. We recorded the prepayment make-whole amount and a $0.7 million write-off of unamortized debt issuance costs incurred prior to the prepayment of the 2004 Notes as a loss on extinguishment of debt during the first quarter of 2011. We used $150 million in borrowings under our revolving credit facility and available cash to fund the prepayment of the 2004 Notes.
Incremental Facility
In March 2011, we entered into an agreement (the “Incremental Agreement”), which supplemented the Credit Agreement, dated as of October 1, 2007 (the “Credit Agreement”). The Incremental Agreement provided for an additional term loan borrowing under the Credit Agreement in an aggregate principal amount of $100 million. The proceeds of the additional term loan borrowings were used to repay $80 million of borrowings under our revolving credit facility that were borrowed in connection with the prepayment of the 2004 Notes that occurred in March 2011. We incurred transaction fees of approximately $0.7 million in connection with this borrowing that will be amortized over the term of the facility as interest expense. For additional information regarding the Incremental Agreement see Note 8 to our condensed consolidated financial statements included in this report.
Extension of Senior Credit Facility Maturity Dates
We converted $36.1 million of term loans maturing on October 1, 2012 to term loans with a new maturity date of October 1, 2014. In addition, we converted all of our $33.7 million of revolving credit facility commitments with a termination date of October 1, 2012 to revolving credit facility commitments with a new termination date of October 1, 2014. We incurred transaction fees of approximately $0.3 million in connection with this borrowing that will be amortized over the extended term of the facility as interest expense.
Revolving Credit Facility Borrowings
During the first quarter of 2011, we borrowed $165 million under our $400 million revolving credit facility to fund the VasoNova acquisition and the retirement of the 2004 Notes. These borrowings were subsequently repaid with the proceeds from the sale of the Marine business and borrowings under the additional term loan described above. As of March 27, 2011, we had no outstanding borrowings and approximately $4 million in outstanding standby letters of credit issued under our revolving credit facility.
Cash Flows
Operating activities from continuing operations provided net cash of approximately $14.1 million during the first three months of 2011 compared to $34.4 million during the first three months of 2010. The decrease is primarily due to the discontinuance of a factoring arrangement in Italy in 2011 resulting in lower cash flow from operations in 2011 compared to 2010. In addition, cash flow from operations for the first quarter of 2010 included a $49.4 million tax refund, partly offset by the $39.7 million increase in receivables that resulted from the Financial Accounting Standards Board’s amendment to the guidance for Transfers and Servicing.
Investing activities from continuing operations provided net cash of $64.6 million during the first three months of 2011, primarily reflecting $101.6 million in proceeds, net of $1.5 million in cash sold, from the sale of Marine, partly offset by the acquisition of VasoNova for $30.6 million and capital expenditures of $6.4 million. The $30.6 million paid for the acquisition of VasoNova includes the initial payment of $25 million plus a $6 million contingent payment made to the former VasoNova security holders upon receiving 510(k) clearance from the U.S. Food and Drug Administration less a hold back fee and cash in the business obtained in the acquisition.
Financing activities from continuing operations used net cash of $87.5 million during the first three months of 2011. Of this amount, we used approximately $80.6 million in connection with the prepayment of our 2004 Notes (including the related make whole amounts paid to the holders of the 2004 Notes and related fees), which was partly offset by the borrowings under the Incremental Agreement as described above. The remaining $6.9 million use of cash related to dividend payments of $13.6 million, partly offset by $6.7 million in proceeds we received from the exercise of outstanding stock options issued under our stock compensation plans.

Stock Repurchase Program
In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through March 27, 2011, no shares have been purchased under this Board authorization.
The following table provides our net debt to total capital ratio:

	March 27, 2011	December 31, 2010
	(Dollars in millions)
Net debt includes:
Current borrowings	$29.7	$103.7
Long-term borrowings	822.5	813.4

Total debt	852.2	917.1
Less: Cash and cash equivalents	202.3	208.5

Net debt	$649.9	$708.6

Total capital includes:
Net debt	$649.9	$708.6
Total common shareholders’ equity	1,884.7	1,783.4

Total capital	$2,534.6	$2,492.0

Percent of net debt to total capital	26%	28%
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
See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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
There have been no significant changes in risk factors for the quarter ended March 27, 2011. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit No.		Description

10.1	—	Senior Executive Officer Severance Agreement, dated March 25, 2011, between Teleflex Incorporated and Benson F. Smith.

12.1	—	Computation of ratio of earnings to fixed charges.

31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a—14(b) under the Securities Exchange Act of 1934.

32.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a—14(b) under the Securities Exchange Act of 1934.

101.1	—
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 27, 2011 and March 28, 2010; (ii) the Condensed Consolidated Balance Sheets as of March 27, 2011 and December 31, 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 27, 2011 and March 28, 2010; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 27, 2011 and March 28, 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Dated: April 26, 2011