Form 10-Q
period 2011-06-26
TELEFLEX INC
filed 2011-07-27
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 40,681,073 shares of common stock, $1.00 par value, outstanding as of July 15, 2011.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 26, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars and shares in thousands, except per share)

Net revenues	$391,286	$358,427	$745,290	$701,964
Cost of goods sold	207,254	184,126	396,754	356,852

Gross profit	184,032	174,301	348,536	345,112
Selling, general and administrative expenses	111,751	99,768	215,137	195,419
Research and development expenses	12,456	10,288	23,494	19,599
Restructuring and other impairment charges	3,176	75	3,771	538

Income from continuing operations before interest, loss on extinguishments of debt and taxes	56,649	64,170	106,134	129,556
Interest expense	15,785	19,534	31,931	38,454
Interest income	(253)	(150)	(358)	(356)
Loss on extinguishments of debt	816	—	15,413	—

Income from continuing operations before taxes	40,301	44,786	59,148	91,458
Taxes on income from continuing operations	8,714	12,440	13,564	26,363

Income from continuing operations	31,587	32,346	45,584	65,095

Operating income (loss) from discontinued operations (including gain (loss) on disposal of ($4,504) and $52,269 for the three and six month period in 2011, respectively, and $28,825 and $38,562 for the three and six month periods in 2010, respectively)	(4,360)	45,634	59,576	60,009
Taxes (benefit) on income from discontinued operations	(7,260)	17,454	(7,521)	26,620

Income from discontinued operations	2,900	28,180	67,097	33,389

Net income	34,487	60,526	112,681	98,484
Less: Income from continuing operations attributable to noncontrolling interest	258	259	481	431
Income from discontinued operations attributable to noncontrolling interest	159	119	318	233

Net income attributable to common shareholders	$34,070	$60,148	$111,882	$97,820

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.77	$0.80	$1.12	$1.62
Income from discontinued operations	0.07	0.70	1.66	0.83

Net income	$0.84	$1.51	$2.78	$2.45

Diluted:
Income from continuing operations	$0.77	$0.80	$1.11	$1.61
Income from discontinued operations	0.07	0.70	1.64	0.82

Net income	$0.83	$1.49	$2.75	$2.43

Dividends per common share	$0.34	$0.34	$0.68	$0.68

Weighted average common shares outstanding:
Basic	40,536	39,913	40,297	39,852
Diluted	40,872	40,356	40,648	40,277

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$31,329	$32,087	$45,103	$64,664
Income from discontinued operations, net of tax	2,741	28,061	66,779	33,156

Net income	$34,070	$60,148	$111,882	$97,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 26, 2011	December 31, 2010
	(Dollars in thousands)
ASSETS

Current assets

Cash and cash equivalents	$365,809	$208,452
Accounts receivable, net	283,181	294,196
Inventories, net	293,822	338,598
Prepaid expenses and other current assets	30,580	28,831
Income taxes receivable	25,079	3,888
Deferred tax assets	34,997	39,309
Assets held for sale	115,460	7,959

Total current assets	1,148,928	921,233
Property, plant and equipment, net	255,253	287,705
Goodwill	1,475,436	1,442,411
Intangible assets, net	917,552	918,522
Investments in affiliates	2,284	4,899
Deferred tax assets	376	358
Other assets	78,403	68,027

Total assets	$3,878,232	$3,643,155

LIABILITIES AND EQUITY

Current liabilities
Current borrowings	$29,700	$103,711
Accounts payable	67,558	84,846
Accrued expenses	114,753	117,488
Payroll and benefit-related liabilities	68,655	71,418
Derivative liabilities	15,498	15,634
Accrued interest	13,355	18,347
Income taxes payable	3,786	4,886
Deferred tax liabilities	5,147	4,433
Liabilities held for sale	45,827	—

Total current liabilities	364,279	420,763
Long-term borrowings	949,866	813,409
Deferred tax liabilities	392,557	370,819
Pension and postretirement benefit liabilities	114,911	141,769
Noncurrent liability for uncertain tax positions	65,005	62,602
Other liabilities	41,277	46,515

Total liabilities	1,927,895	1,855,877
Commitments and contingencies
Total common shareholders’ equity	1,945,625	1,783,376
Noncontrolling interest	4,712	3,902

Total equity	1,950,337	1,787,278

Total liabilities and equity	$3,878,232	$3,643,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 26, 2011	June 27, 2010
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$112,681	$98,484
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(67,097)	(33,389)
Depreciation expense	20,928	21,359
Amortization expense of intangible assets	22,115	21,384
Amortization expense of deferred financing costs and debt discount	6,642	1,890
Loss on extinguishments of debt	15,413	—
Stock-based compensation	955	4,320
Impairment of investments in affiliates	3,061	—
Deferred income taxes, net	941	24,262
Other	1,391	378
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(37,870)	(50,870)
Inventories	(17,098)	(5,258)
Prepaid expenses and other current assets	(3,640)	1,667
Accounts payable and accrued expenses	(3,635)	(28,082)
Income taxes receivable and payable, net	(15,153)	23,591

Net cash provided by operating activities from continuing operations	39,634	79,736

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(15,277)	(13,658)
Proceeds from sales of businesses and assets, net of cash sold	100,916	74,734
Payments for businesses and intangibles acquired, net of cash acquired	(30,570)	(81)

Net cash provided by investing activities from continuing operations	55,069	60,995

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	515,000	—
Repayment of long-term borrowings	(455,800)	(64,170)
Increase in notes payable and current borrowings	—	39,700
Proceeds from stock compensation plans	30,577	8,032
Payments to noncontrolling interest shareholders	—	(637)
Dividends	(27,438)	(27,120)
Debt extinguishment, issuance and amendment fees	(19,058)	—

Net cash provided by (used in) financing activities from continuing operations	43,281	(44,195)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	13,068	19,738
Net cash used in investing activities	(1,241)	(1,846)

Net cash provided by discontinued operations	11,827	17,892

Effect of exchange rate changes on cash and cash equivalents	7,546	(15,604)

Net increase in cash and cash equivalents	157,357	98,824
Cash and cash equivalents at the beginning of the period	208,452	188,305

Cash and cash equivalents at the end of the period	$365,809	$287,129

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity	Income
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2009	42,033	$42,033	$277,050	$1,431,878	$(34,120)	2,278	$(136,600)	$4,833	$1,585,074
Net income				97,820				664	98,484	$98,484
Cash dividends ($0.68 per share)				(27,120)					(27,120)
Financial instruments designated as cash flow hedges, net of tax of $243					469				469	469
Cumulative translation adjustment, net of tax of $(6,815)					(89,986)			15	(89,971)	(89,971)
Pension liability adjustment, net of tax of $910					2,449				2,449	2,449
Distributions to noncontrolling interest shareholders								(637)	(637)
Deconsolidation of VIE				253				(365)	(112)

Comprehensive income										$11,431

Shares issued under compensation plans	158	158	12,269			(8)	439		12,866
Deferred compensation						(6)	240		240

Balance at June 27, 2010	42,191	$42,191	$289,319	$1,502,831	$(121,188)	2,264	$(135,921)	$4,510	$1,581,742

Balance at December 31, 2010	42,245	$42,245	$349,156	$1,578,913	$(51,880)	2,250	$(135,058)	$3,902	$1,787,278
Net income				111,882				799	112,681	$112,681
Cash dividends ($0.68 per share)				(27,438)					(27,438)
Financial instruments designated as cash flow hedges, net of tax of $2,332					3,325				3,325	3,325
Cumulative translation adjustment, net of tax of $3,008					64,344			11	64,355	64,355
Pension liability adjustment, net of tax of $3,483					5,582				5,582	5,582
Divestiture of marine business, net of tax of $(4,612)					(24,997)				(24,997)	(24,997)

Comprehensive income										$160,946

Shares issued under compensation plans	609	609	25,503			(55)	3,315		29,427
Deferred compensation			(39)			(4)	163		124

Balance at June 26, 2011	42,854	$42,854	$374,620	$1,663,357	$(3,626)	2,191	$(131,580)	$4,712	$1,950,337

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

In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (“GAAP”) and with Rule 10-01 of SEC Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, our quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011 (the “Form 8-K”). The consolidated financial statements included in the Form 8-K update and supersede the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 to report the Company’s former marine business, which the Company sold on March 22, 2011, and the Company’s cargo container business, for which the Company approved a plan of sale, as discontinued operations. Subsequent to the filing of the Form 8-K, management approved a plan to sell the cargo systems business, which has been presented as a discontinued operation in this quarterly report on Form 10-Q for all periods presented.

Certain reclassifications have been made to prior year’s information to conform with current year presentation.

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

Note 2 — New accounting standards

The Company adopted the following new accounting standards as of January 1, 2011, the first day of its 2011 fiscal year:

Amendment to Revenue Recognition: In October 2009, the Financial Accounting Standards Board (“FASB”) revised the criteria for multiple-deliverable revenue arrangements by establishing new guidance on how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Additionally, the guidance requires companies to expand their disclosures regarding multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The amendment did not have an impact on the Company’s results of operations, cash flows or financial position.

The Company will adopt the following new accounting standards as of January 1, 2012, the first day of its 2012 fiscal year:

Amendment to Fair Value Measurement: In May 2011, the FASB revised the fair value measurement and disclosure requirements so that the requirements under GAAP and International Financial Reporting Standards (“IFRS”) are the same. The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amendment to Comprehensive Income: In June 2011, the FASB amended guidance relating to the presentation requirements of comprehensive income within an entity’s financial statements. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendment is effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively.

Note 3 — Acquisitions

On January 10, 2011, the Company acquired 100% of the outstanding equity of VasoNova Inc. (“VasoNova”), a developer of central venous catheter navigation technology that allows for real-time confirmation of the placement of peripherally inserted central catheters and central venous catheters. The acquisition of VasoNova complements the vascular access product line in the Company’s Critical Care division. In connection with the acquisition, the Company made an initial payment to the former VasoNova security holders of $24.9 million and agreed to make additional payments of between $15.0 million and $30.0 million contingent upon the achievement of certain regulatory approvals and specified sales targets within three years after closing. In March 2011, $6.0 million of the contingent consideration was paid to the former VasoNova security holders upon receipt of 510(k) clearance from the U.S. Food and Drug Administration with respect to an expanded use of VasoNova’s VPS peripherally inserted central catheter tip location technology.

The fair value of the consideration is estimated at $40.3 million, which includes the initial payment of $24.9 million in cash and the estimated fair value of the contingent consideration to be paid to the former VasoNova security holders of $15.4 million. The fair value of the contingent consideration is estimated based on the probability of obtaining the applicable regulatory approvals and achieving the specified sales targets. Any future change in the estimated fair value of the contingent consideration will be recognized in the statement of income for the period in which it occurs. A change in fair value of the contingent consideration could have a material effect on the Company’s results of operations and financial position for the period in which the change in estimate occurs.

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus is categorized within Level 3 of the fair value hierarchy (see Note 9, “Fair value measurements”).

The following table summarizes the purchase price allocation of the cost to acquire VasoNova based on the fair values of the net assets acquired as of January 10, 2011:

(Dollars in thousands)
Assets
Current assets	$942
Property, plant and equipment	314
Intangible assets	29,550
Goodwill	13,048
Other assets	50

Total assets acquired	43,904

Less:
Current liabilities	(536)
Deferred tax liabilities	(3,023)

Total liabilities assumed	(3,559)

Net assets acquired	$40,345

As of June 26, 2011, the Company finalized the valuation of tangible and intangible assets and the purchase price allocation as of the acquisition date with no further adjustments.

Certain assets acquired in the VasoNova acquisition qualify for recognition as intangible assets, apart from goodwill. The estimated fair values of intangible assets acquired include purchased technology of $26.8 million and trade names of $2.8 million. Purchased technology and trade names have useful lives of 15 years and 10 years, respectively. The goodwill resulting from the VasoNova acquisition is primarily due to the expected revenue growth that is attributable to anticipated increased market penetration from future products and customers. Goodwill and the step-up in basis of the intangible assets are not deductible for tax purposes.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unaudited pro forma results reflecting the acquisition of VasoNova in prior periods is not materially different from the Company’s financial results as reported.

Note 4 — Inventories

The following table provides information about inventories as of June 26, 2011 and December 31, 2010:

	June 26, 2011	December 31, 2010
	(Dollars in thousands)
Raw materials	$89,236	$128,752
Work-in-process	50,037	54,098
Finished goods	188,212	194,032

	327,485	376,882
Less: Inventory reserve	(33,663)	(38,284)

Inventories, net	$293,822	$338,598

Note 5 — Other impairment charges

During the six months ended June 26, 2011, the Company recognized impairment charges of $3.1 million related to the decline in value of its investments in affiliates that are considered to be other than temporary. In making this determination, the Company considered multiple factors, including its intent and ability to hold investments, operating losses of investees that demonstrate an inability to recover the carrying value of the investments, the investee’s liquidity and cash position and market acceptance of the investee’s products and services.

Note 6 — Goodwill and other intangible assets

The following table provides information relating to changes in the carrying amount of goodwill, by segment, for the six months ended June 26, 2011:

	Medical Segment	Former Commercial Segment	Total
	(Dollars in thousands)
Balance at beginning of year	$1,434,921	$7,490	$1,442,411
Goodwill related to dispositions	—	(7,490)	(7,490)
Goodwill related to acquisitions	13,048	—	13,048
Reversal of Arrow integration accrual, net of tax	(81)	—	(81)
Translation adjustment	27,548	—	27,548

Balance at end of period	$1,475,436	$—	$1,475,436

As of June 26, 2011, there were no goodwill impairment losses recorded against these carrying values.

The following table provides information, as of June 26, 2011 and December 31, 2010, regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets:

	Gross Carrying Amount		Accumulated Amortization
	June 26, 2011	December 31, 2010	June 26, 2011	December 31, 2010
	(Dollars in thousands)
Customer lists	$546,490	$553,923	$(106,917)	$(98,013)
Intellectual property	224,404	207,248	(77,522)	(77,166)
Distribution rights	17,285	16,728	(13,785)	(13,016)
Trade names	328,539	332,049	(942)	(3,231)

	$1,116,718	$1,109,948	$(199,166)	$(191,426)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense related to intangible assets was approximately $11.1 million and $10.9 million for the three months ended June 26, 2011 and June 27, 2010, respectively, and $22.1 and $21.4 for the six months ended June 26, 2011 and June 27, 2010, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2011	$44,700
2012	44,500
2013	43,700
2014	39,400
2015	33,500

Note 7 — Borrowings

The following table provides the components of long-term debt as of June 26, 2011 and December 31, 2010:

	June 26, 2011	December 31, 2010
	(Dollars in thousands)
Senior Credit Facility:
Term loan, at an average rate of 1.31%, due 10/1/2012	$—	$36,123
Term loan, at an average rate of 2.56%, due 10/1/2014	375,000	363,877
2004 Notes:
6.66% Series 2004-1 Tranche A Senior Notes due 7/8/2011	—	72,500
7.14% Series 2004-1 Tranche B Senior Notes due 7/8/2014	—	48,250
7.46% Series 2004-1 Tranche C Senior Notes due 7/8/2016	—	45,050

3.875% Convertible Senior Subordinated Notes due 2017	400,000	400,000
6.875% Senior Subordinated Notes due 2019	250,000	—

	1,025,000	965,800
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(75,134)	(79,891)

	949,866	885,909
Less: Current portion of borrowings	—	(72,500)

Total long-term debt	$949,866	$813,409

6.875% Senior Subordinated Notes

On June 13, 2011, the Company issued $250.0 million of 6.875% Senior Subordinated Notes due 2019 (the “Notes”). The Notes and the guarantees of the Company’s obligations under the Notes were issued under the Second Supplemental Indenture (the “Second Supplemental Indenture”) executed by the Company, the subsidiaries of the Company named as guarantors therein and Wells Fargo Bank, N.A., as trustee (the “Trustee”). The Second Supplemental Indenture supplements the Indenture, dated as of August 2, 2010 (the “Base Indenture” and, as supplemented by the Second Supplemental Indenture, the “Indenture”) between the Company and the Trustee. The Company will pay interest on the Notes semi-annually on June 1 and December 1, commencing on December 1, 2011, at a rate of 6.875% per year. The Notes will mature on June 1, 2019, unless earlier redeemed or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the Indenture) or upon the Company’s election to exercise its optional redemption rights, as described below. The Company incurred estimated transaction fees of approximately $4.2 million, including underwriters’ discounts and commissions in connection with the public offering of the Notes. The Company used $125 million of the proceeds to repay term loan borrowings under its senior credit facility and recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt during the second quarter of 2011.

The Notes constitute the Company’s general unsecured senior subordinated obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including the Company’s indebtedness under its credit facilities, and will be equal in right of payment with all of the Company’s existing and future senior subordinated indebtedness, including the Company’s 3.875% Convertible Senior Subordinated Notes due 2017. The obligations under the Notes will be fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is a guarantor or other obligor under the Company’s credit facilities and by certain of the Company’s other domestic subsidiaries. The guarantees of the Notes will be subordinated in right of payment to all of the existing and future senior indebtedness of such Guarantors and will be equal in right of payment with all of the future senior subordinated indebtedness of such Guarantors. The Notes

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and the guarantees will be junior to the existing and future secured indebtedness of the Company and the Guarantors to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

At any time on or after June 1, 2015, the Company may redeem some or all of the Notes at a redemption price of 103.438% of the principal amount of the Notes subject to redemption, declining to 100% of the principal amount on June 1, 2017, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2015, the Company may, on one or more occasions, redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (i) 1.0% of the principal amount of the Notes subject to redemption or (ii) the present value, on the redemption date, of (a) the excess, if any, of the June 1, 2015 option redemption price over the principal amount of the Notes. Present value is determined based upon the present value of the redemption price of the Notes at June 1, 2015 plus all required interest payments on the Notes through June 1, 2015 (other than accrued and unpaid interest to the redemption date), based on a specified Treasury rate for the period most closely corresponding to the period from the redemption date to June 1, 2015, plus 50 basis points. In addition, at any time prior to June 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Notes, using the proceeds of certain Company specified equity offerings, at a redemption price equal to 106.875% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.

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

Amendments to Credit Facility

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

In addition, in March 2011, $36.1 million of term loans maturing on October 1, 2012 were converted to term loans with a new maturity date of October 1, 2014. In addition, all of the Company’s $33.7 million of revolving credit facility commitments with a termination date of October 1, 2012 were converted to revolving credit facility commitments with a new termination date of October 1, 2014 (as noted below, all outstanding revolving credit borrowings were repaid with proceeds from the sale of the marine business). In connection with the extension of these maturity dates, the range of the applicable interest rate margins, and the commitment fee rate on unused but committed portions of the revolving credit facility were increased. As described below under “Revolving Credit Facility Borrowings,” the Company incurred transaction fees of approximately $0.3 million in connection with the extensions that will be amortized over the extended term of the facility as interest expense.

As a result of the Incremental Term Loans, the amendment to the Credit Agreement and repayment of $125 million in term borrowings using the proceeds of the offering of its 6.875% Senior Subordinated Notes, the Company had $375 million of term loans outstanding on June 26, 2011. All of the term loans will mature on October 1, 2014.

Interest on the term loans bear interest at an applicable rate elected by the Company equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.50% to 1.75%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.50% to 2.75%. The actual amount of the applicable margin will be based on the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined in the Credit Agreement). At June 26, 2011, all outstanding term loans were subject to the “LIBOR rate” of 0.3125% plus an applicable margin of 2.25%, resulting in an interest rate of 2.5625%.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facility Borrowings

During the first quarter of 2011, the Company borrowed $165 million under its $400 million revolving credit facility to fund the VasoNova acquisition and the retirement of the 2004 Notes. The borrowings were subsequently repaid with the proceeds from the sale of the marine business (for additional information regarding the sale of the marine business, see Note 15, “Divestiture related activities”) and borrowings under the Incremental Term Loans. As of June 26, 2011, the Company had no outstanding borrowings and approximately $3 million in outstanding standby letters of credit issued under its revolving credit facility.

In connection with the extension of term loan maturities that occurred in March 2011, the commitment fee rate on unused but committed portions of the revolving credit facility increased to a range of 0.375% to 0.50%. The actual amount of the commitment fee rate is based on the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined in the Credit Agreement). At June 26, 2011, the commitment fee rate was 0.375%.

Fair Value of Long-Term Debt

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of June 26, 2011 is $949.9 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,081.6 million at June 26, 2011. The Company’s implied credit rating is a factor in determining the market interest yield curve.

Debt Maturities

As of June 26, 2011, the aggregate amounts of the securitization program and long-term debt maturing during the remainder of 2011, during each of the next three fiscal years and thereafter were as follows:

(Dollars in thousands)
2011	$29,700
2012	—
2013	—
2014	375,000
2015 and thereafter	650,000

Note 8 — Financial instruments

The Company uses derivative instruments for risk management purposes and does not utilize derivative instruments for trading or speculation purposes. Foreign exchange contracts are used to manage foreign currency transaction exposure, and the interest rate swap is used to reduce exposure to interest rate changes. These derivative instruments, whose settlement dates extend through December 2012, are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 9, “Fair value measurement” for additional information.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of June 26, 2011 and December 31, 2010:

	June 26, 2011 Fair Value	December 31, 2010 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets – current	$419	$880

Total asset derivatives	$419	$880

Liability derivatives:
Interest rate swap:
Derivative liabilities – current	$15,251	$15,004
Other liabilities – noncurrent	3,619	9,566
Foreign exchange contracts:
Derivative liabilities – current	247	630
Other liabilities – noncurrent	11	—

Total liability derivatives	$19,128	$25,200

The following table provides the amount of the gains and losses attributable to derivative instruments in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), and the location and amount of gains and losses attributable to such derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to the condensed consolidated statement of income for the three and six months ended June 26, 2011 and June 27, 2010:

	After Tax Gain/(Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in thousands)
Interest rate swap	$1,694	$161	$3,351	$(151)
Foreign exchange contracts	(275)	(527)	(26)	620

Total	$1,419	$(366)	$3,325	$469

	Pre-Tax (Gain)/Loss Reclassified from AOCI into Income
	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in thousands)
Interest rate swap:
Interest expense	$3,935	$4,584	$7,655	$9,164
Foreign exchange contracts:
Net revenues	—	(10)	—	10
Cost of goods sold	(78)	(1,120)	(662)	(1,855)
Income from discontinued operations	(333)	89	(768)	58

Total	$3,524	$3,543	$6,225	$7,377

For the three and six months ended June 26, 2011 and June 27, 2010, there was no reclassification from AOCI to income resulting from ineffectiveness related to the Company’s derivative instruments.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides information on the changes in AOCI related to derivative instruments, net of tax, for the six months ended June 26, 2011 and June 27, 2010:

	June 26, 2011	June 27, 2010
	(Dollars in thousands)
Balance at beginning of year	$(15,262)	$(17,343)
Additions and revaluations	(294)	(3,897)
Loss reclassified from AOCI into income	3,805	4,343
Tax rate adjustment	(186)	23

Balance at end of period	$(11,937)	$(16,874)

Based on interest rates and exchange rates at June 26, 2011, approximately $9.6 million of unrealized after tax losses within AOCI are expected to be reclassified from AOCI during the next twelve months. However, the actual amount reclassified from AOCI could vary due to future changes in interest rates and exchange rates.

Note 9 — Fair value measurement

For a description of the fair value hierarchy, see Note 10 to the Company’s 2010 consolidated financial statements included in its current report on Form 8-K for the year ended December 31, 2010.

The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of June 26, 2011 and December 31, 2010:

	Total carrying value at June 26, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$65,000	$65,000	$—	$—
Bonds - foreign government	6,915	6,915	—	—
Investments in marketable securities	4,209	4,209	—	—
Derivative assets	419	—	419	—
Derivative liabilities	19,128	—	19,128	—
Contingent consideration liabilities	9,530	—	—	9,530

	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$4,108	$4,108	$—	$—
Derivative assets	880	—	880	—
Derivative liabilities	25,200	—	25,200	—

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the six month period ending June 26, 2011:

Contingent consideration
(Dollars in thousands)
Balance at beginning of year	$—
Initial estimate of contingent consideration	15,400
Payment	(6,000)
Revaluations	130

Balance at end of period	$9,530

See Note 7, “Borrowings,” for a discussion of the fair value of the Company’s long-term debt.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Techniques Used to Determine Fair Value

The Company’s cash and cash equivalents valued based upon Level 1 inputs are comprised of overnight investments in money market funds. The funds invest in obligations of the U.S. Treasury, including Treasury bills, bonds and notes. The funds seek to maintain a net asset value of $1.00 per share.

The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to pay benefits under certain deferred compensation plans and other compensatory arrangements and zero coupon Greece government bonds. The investment assets of the trust are valued using quoted market prices multiplied by the number of securities held in the trust. The Greece government bonds were received in settlement of amounts due to the Company from sales to the public hospital system in Greece for 2007, 2008 and 2009. The bonds mature over three years. The fair value of the bonds is determined based on quoted prices in active markets for identical assets.

The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign exchange contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign exchange contracts. The Company uses foreign exchange contracts to manage foreign currency transaction exposure and the interest rate swap is used to reduce exposure to interest rate changes. The fair value of the foreign exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. See Note 8, “Financial instruments” for additional information.

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration pertaining to the VasoNova acquisition. The fair value of the contingent consideration is determined using a weighted probability of potential payment scenarios discounted at rates reflective of the Company’s credit rating and expected return on the VasoNova business. The assumptions used to develop the estimated amount recognized for the contingent consideration arrangement are updated each reporting period. The second quarter changes in the discount rates and the timing of expected pay-outs resulted in an additional accrual of approximately $0.1 million. As of June 26, 2011, the Company has recorded approximately $3.9 million of contingent consideration in other current liabilities and the remaining $5.6 million in other liabilities.

Note 10 — Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through June 26, 2011, no shares have been purchased under this Board authorization.

The following table provides a reconciliation of basic to diluted weighted average common shares outstanding:

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Shares in thousands)
Basic	40,536	39,913	40,297	39,852
Dilutive shares assumed issued	336	443	351	425

Diluted	40,872	40,356	40,648	40,277

Weighted average stock options that were anti-dilutive and therefore not included in the calculation of earnings per share were approximately 8,776 thousand and 8,906 thousand for the three and six month periods ended June 26, 2011, respectively, and approximately 1,004 thousand and 871 thousand for the three and six month periods ended June 27, 2010, respectively. The increase in weighted average anti-dilutive shares for the three and six month periods ended June 26, 2011 reflects the inclusion of the warrants that were issued in connection with hedge transactions entered into in connection with the Company’s issuance of convertible notes in August 2010.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 — Pension and other postretirement benefits

The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. In 2008 the Company amended the Teleflex Retirement Income Plan (“TRIP”) to cease future benefit accruals for all employees, other than those subject to a collective bargaining agreement, and amended its Supplemental Executive Retirement Plans (“SERP”) for all executives to cease future benefit accruals for both employees and executives as of December 31, 2008. The Company replaced the non-qualified defined benefits provided under the SERP with a non-qualified defined contribution arrangement under the Company’s Deferred Compensation Plan, effective January 1, 2009. In addition, in 2008, the Company’s postretirement benefit plans were amended to eliminate future benefits for employees, other than those subject to a collective bargaining agreement, who had not attained age 50 and whose age plus service was less than 65.

In March 2011, in connection with the Company’s sale of its marine business approximately $24.4 million of the pension obligations and approximately $7.4 million of other postretirement obligations were assumed by the buyer and approximately $17.7 million of related pension assets were transferred to the buyer. The amounts are subject to further valuation by the buyer. For additional information regarding the sale of the marine business, see Note 15, “Divestiture related activities.”

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Postretirement Benefits Three Months Ended		Pension Six Months Ended		Postretirement Benefits Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in thousands)
Service cost	$613	$627	$198	$190	$1,192	$1,257	$396	$380
Interest cost	4,342	4,275	549	653	8,586	8,578	1,100	1,305
Expected return on Plan assets	(4,943)	(4,003)	—	—	(9,843)	(8,016)	—	—
Net amortization and deferral	976	995	69	131	2,031	1,999	138	262

Net benefit cost	$988	$1,894	$816	$974	$1,966	$3,818	$1,634	$1,947

The Company is required to make minimum pension contributions totaling $6.4 million during 2011, of which $0.4 million and $1.4 million were made during the three and six months ended June 26, 2011, respectively.

Note 12 — Commitments and contingent liabilities

Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. The following table provides information regarding changes in the Company’s product warranty liability accruals for the six months ended June 26, 2011 (dollars in thousands):

Balance at beginning of year	$10,877
Accruals for warranties issued in 2011	58
Settlements (cash and in kind)	(89)
Accruals related to pre-existing warranties	(10)
Dispositions	(2,281)
Transfers to liabilities held for sale	(4,587)
Effect of translation	6

Balance at end of period	$3,974

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at June 26, 2011. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At June 26, 2011, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

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

Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 26, 2011, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $7.7 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, the ultimate liability may exceed the amount accrued as of June 26, 2011. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

The Company developed and implemented a comprehensive plan to correct the issues raised in the letter and further improve overall quality systems. From the end of 2009 to the beginning of 2010, the FDA reinspected the Arrow facilities covered by the corporate warning letter, and Arrow responded to the observations issued by the FDA as a result of those inspections. In the third quarter of 2010, the FDA removed the limitations previously imposed on Arrow with respect to certificates of foreign governments, or CFGs, and Arrow subsequently submitted and received FDA approval of all eligible CFG requests, and continues to receive such approvals. In June 2011, the Company received formal notification from the FDA that all issues raised by the corporate warning letter have been addressed.

Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred. See Note 15, “Divestiture-related activities,” for a discussion of the reserves associated with retained liabilities related to businesses that have been divested.

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of June 26, 2011, the most significant tax examinations in process are in Canada, Czech Republic and Germany. In

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

conjunction with these examinations and as a regular and routine practice, the Company may determine a need to establish certain reserves or to adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. On average, such commitments are not at prices in excess of current market.

Note 13 — Business segment information

During the second quarter of 2011, management approved a plan to divest the Company’s Cargo Systems business, which was part of the Company’s Aerospace Segment. Following the reclassification of the Cargo Systems business as a discontinued operation, the Company’s continuing operations represent a single segment business, which consists of the design, manufacture and distribution of medical devices.

The Company’s medical businesses design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care. Additionally, the company designs, manufactures and supplies devices and instruments for other medical device manufacturers. The Company’s products are largely sold and distributed to hospitals and healthcare providers and are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications.

The following table provides total net revenues by product group for the three and six months ended June 26, 2011 and June 27, 2010:

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in thousands)
Net revenues:
Critical Care	$253,648	$233,673	$490,786	$459,602
Surgical Care	72,891	66,218	137,909	129,337
Cardiac Care	22,140	18,769	39,809	37,098
OEM and Development Services	42,373	38,961	76,240	74,294
Other	234	806	546	1,633

Total net revenues	$391,286	$358,427	$745,290	$701,964

The following table provides total net revenues by geographic region for the three and six months ended June 26, 2011 and June 27, 2010:

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in thousands)
Net revenues (based on business unit location):
United States	$203,898	$197,780	$392,220	$381,459
Europe, Middle East and Africa	143,564	123,436	273,936	251,913
Asia, Latin America, Canada and Mexico	43,824	37,211	79,134	68,592

Total net revenues	$391,286	$358,427	$745,290	$701,964

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 — Condensed consolidated guarantor financial information

As described in Note 7, “Borrowings,” in June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes which were registered with the Securities and Exchange Commission. The notes are fully and unconditionally guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by the Parent Company. The Company’s condensed consolidating statements of income for the three and six month periods ending June 26, 2011 and June 27, 2010, condensed consolidating balance sheets as of June 26, 2011 and December 31, 2010 and our condensed consolidated statements of cash flows for the six month periods ending June 26, 2011 and June 27, 2010 provide consolidating information for:

i.	Parent Company, the issuer of the guaranteed obligations;

ii.	Guarantor Subsidiaries, on a combined basis;

iii.	Non-guarantor subsidiaries, on a combined basis; and

iv.	Parent Company and its subsidiaries on a consolidated basis.

Each entity in the condensed consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

Consolidating entries and eliminations in the following consolidating financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 26, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$247,041	$207,603	$(63,358)	$391,286
Cost of goods sold	—	153,110	115,181	(61,037)	207,254

Gross profit	—	93,931	92,422	(2,321)	184,032
Selling, general and administrative expenses	10,526	62,991	38,296	(62)	111,751
Research and development expenses	—	10,057	2,399	—	12,456
Restructuring and other impairment charges	11	1,270	1,895	—	3,176

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(10,537)	19,613	49,832	(2,259)	56,649
Interest expense	28,787	(13,134)	132	—	15,785
Interest income	(112)	(18)	(123)	—	(253)
Loss on extinguishments of debt	816	—	—	—	816

Income (loss) from continuing operations before taxes	(40,028)	32,765	49,823	(2,259)	40,301
Taxes (benefit) on income from continuing operations	(16,404)	11,881	12,915	322	8,714
Equity in net income of consolidated subsidiaries	61,983	39,081	—	(101,064)	—

Income from continuing operations	38,359	59,965	36,908	(103,645)	31,587

Operating income from discontinued operations	(12,844)	(1,652)	10,136	—	(4,360)
Taxes (benefit) on income from discontinued operations	(8,555)	(1,443)	2,738	—	(7,260)

Income from discontinued operations	(4,289)	(209)	7,398	—	2,900

Net income	34,070	59,756	44,306	(103,645)	34,487
Less: Income from continuing operations attributable to noncontrolling interests	—	—	258	—	258
Income from discontinued operations attributable to noncontrolling interest	—	—	159	—	159

Net income attributable to common shareholders	$34,070	$59,756	$43,889	$(103,645)	$34,070

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 27, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$236,412	$188,112	$(66,097)	$358,427
Cost of goods sold	—	134,139	115,488	(65,501)	184,126

Gross profit	—	102,273	72,624	(596)	174,301
Selling, general and administrative expenses	9,568	59,006	31,211	(17)	99,768
Research and development expenses	—	8,822	1,466	—	10,288
Restructuring and other impairment charges	—	508	(433)	—	75

Income (loss) from continuing operations before interest and taxes	(9,568)	33,937	40,380	(579)	64,170
Interest expense	33,477	(19,256)	5,313	—	19,534
Interest income	1	(37)	(114)	—	(150)

Income (loss) from continuing operations before taxes	(43,046)	53,230	35,181	(579)	44,786
Taxes (benefit) on income from continuing operations	(16,977)	17,871	9,861	1,685	12,440
Equity in net income of consolidated subsidiaries	69,570	(936)	—	(68,634)	—

Income from continuing operations	43,501	34,423	25,320	(70,898)	32,346

Operating income (loss) from discontinued operations	27,720	(16)	17,908	22	45,634
Taxes on income from discontinued operations	11,073	547	5,834	—	17,454

Income (loss) from discontinued operations	16,647	(563)	12,074	22	28,180

Net income	60,148	33,860	37,394	(70,876)	60,526
Less: Income from continuing operations attributable to noncontrolling interests	—	—	259	—	259
Income from discontinued operations attributable to noncontrolling interest	—	—	119	—	119

Net income attributable to common shareholders	$60,148	$33,860	$37,016	$(70,876)	$60,148

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 26, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$473,867	$389,461	$(118,038)	$745,290
Cost of goods sold	—	290,532	221,715	(115,493)	396,754

Gross profit	—	183,335	167,746	(2,545)	348,536
Selling, general and administrative expenses	20,095	122,456	71,992	594	215,137
Research and development expenses	—	19,441	4,053	—	23,494
Restructuring and other impairment charges	11	1,858	1,902	—	3,771

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(20,106)	39,580	89,799	(3,139)	106,134
Interest expense	59,871	(28,147)	207	—	31,931
Interest income	(114)	(41)	(203)	—	(358)
Loss on extinguishments of debt	15,413	—	—	—	15,413

Income (loss) from continuing operations before taxes	(95,276)	67,768	89,795	(3,139)	59,148
Taxes (benefit) on income from continuing operations	(35,536)	25,742	24,390	(1,032)	13,564
Equity in net income of consolidated subsidiaries	197,064	112,120	—	(309,184)	—

Income from continuing operations	137,324	154,146	65,405	(311,291)	45,584

Operating income from discontinued operations	(50,608)	37,759	72,425	—	59,576
Taxes (benefit) on income from discontinued operations	(25,166)	4,888	12,757	—	(7,521)

Income from discontinued operations	(25,442)	32,871	59,668	—	67,097

Net income	111,882	187,017	125,073	(311,291)	112,681
Less: Income from continuing operations attributable to noncontrolling interests	—	—	481	—	481
Income from discontinued operations attributable to noncontrolling interest	—	—	318	—	318

Net income attributable to common shareholders	$111,882	$187,017	$124,274	$(311,291)	$111,882

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 27, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$455,697	$372,886	$(126,619)	$701,964
Cost of goods sold	—	255,843	221,759	(120,750)	356,852

Gross profit	—	199,854	151,127	(5,869)	345,112
Selling, general and administrative expenses	17,297	115,510	62,257	355	195,419
Research and development expenses	—	16,982	2,617	—	19,599
Restructuring and other impairment charges	—	806	(268)	—	538

Income (loss) from continuing operations before interest and taxes	(17,297)	66,556	86,521	(6,224)	129,556
Interest expense	65,430	(37,405)	10,429	—	38,454
Interest income	2	(79)	(279)	—	(356)

Income (loss) from continuing operations before taxes	(82,729)	104,040	76,371	(6,224)	91,458
Taxes (benefit) on income from continuing operations	(31,023)	37,928	21,896	(2,438)	26,363
Equity in net income of consolidated subsidiaries	135,685	19,512	—	(155,197)	—

Income from continuing operations	83,979	85,624	54,475	(158,983)	65,095

Operating income from discontinued operations	23,313	13,006	23,841	(151)	60,009
Taxes on income from discontinued operations	9,472	9,460	7,688	—	26,620

Income from discontinued operations	13,841	3,546	16,153	(151)	33,389

Net income	97,820	89,170	70,628	(159,134)	98,484
Less: Income from continuing operations attributable to noncontrolling interests	—	—	431	—	431
Income from discontinued operations attributable to noncontrolling interest	—	—	233	—	233

Net income attributable to common shareholders	$97,820	$89,170	$69,964	$(159,134)	$97,820

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 26, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$176,973	$—	$188,836	$—	$365,809
Accounts receivable, net	1,133	297,739	447,724	(463,415)	283,181
Inventories, net	—	187,849	118,904	(12,931)	293,822
Prepaid expenses and other current assets	5,440	2,921	22,219	—	30,580
Income taxes receivable	15,903	—	9,176	—	25,079
Deferred tax assets	10,857	15,292	9,853	(1,005)	34,997
Assets held for sale	—	2,738	112,722	—	115,460

Total current assets	210,306	506,539	909,434	(477,351)	1,148,928
Property, plant and equipment, net	5,936	146,176	103,141	—	255,253
Goodwill	—	956,705	518,731	—	1,475,436
Intangibles assets, net	—	704,277	213,275	—	917,552
Investments in affiliates	5,084,928	622,188	21,167	(5,725,999)	2,284
Deferred tax assets	48,682	—	—	(48,306)	376
Other assets	43,587	2,383,938	502,028	(2,851,150)	78,403

Total assets	$5,393,439	$5,319,823	$2,267,776	$(9,102,806)	$3,878,232

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$29,700	$—	$29,700
Accounts payable	95,527	356,972	81,543	(466,484)	67,558
Accrued expenses	31,246	22,376	61,131	—	114,753
Payroll and benefit-related liabilities	25,227	12,330	31,098	—	68,655
Derivative liabilities	15,498	—	—	—	15,498
Accrued interest	13,355	—	—	—	13,355
Income taxes payable	—	—	3,786	—	3,786
Deferred tax liabilities	—	—	10,629	(5,482)	5,147
Liabilities held for sale	—	—	45,827	—	45,827

Total current liabilities	180,853	391,678	263,714	(471,966)	364,279
Long-term borrowings	949,866	—	—	—	949,866
Deferred tax liabilities	—	363,391	72,994	(43,828)	392,557
Pension and postretirement benefit liabilities	66,231	31,242	17,438	—	114,911
Noncurrent liability for uncertain tax positions	11,831	16,490	36,684	—	65,005
Other liabilities	2,239,033	5,619	650,693	(2,854,068)	41,277

Total liabilities	3,447,814	808,420	1,041,523	(3,369,862)	1,927,895
Total common shareholders’ equity	1,945,625	4,511,403	1,221,541	(5,732,944)	1,945,625
Noncontrolling interest	—	—	4,712	—	4,712

Total equity	1,945,625	4,511,403	1,226,253	(5,732,944)	1,950,337

Total liabilities and equity	$5,393,439	$5,319,823	$2,267,776	$(9,102,806)	$3,878,232

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$22,632	$—	$185,820	$—	$208,452
Accounts receivable, net	16,163	643,931	484,333	(850,231)	294,196
Inventories, net	4,007	184,620	160,646	(10,675)	338,598
Prepaid expenses and other current assets	7,607	3,105	15,436	2,683	28,831
Income taxes receivable	6,982	—	3,591	(6,685)	3,888
Deferred tax assets	3,953	24,610	10,746	—	39,309
Assets held for sale	—	2,745	5,214	—	7,959

Total current assets	61,344	859,011	865,786	(864,908)	921,233
Property, plant and equipment, net	9,511	150,139	128,055	—	287,705
Goodwill	—	943,656	498,755	—	1,442,411
Intangibles assets, net	—	694,186	224,336	—	918,522
Investments in affiliates	4,863,996	607,815	22,561	(5,489,473)	4,899
Deferred tax assets	41,200	—	2,620	(43,462)	358
Other assets	38,962	2,128,048	429,623	(2,528,606)	68,027

Total assets	$5,015,013	$5,382,855	$2,171,736	$(8,926,449)	$3,643,155

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$72,500	$—	$31,211	$—	$103,711
Accounts payable	1,664	614,494	322,582	(853,894)	84,846
Accrued expenses	20,634	22,477	74,377	—	117,488
Payroll and benefit-related liabilities	23,752	11,657	36,009	—	71,418
Derivative liabilities	15,634	—	—	—	15,634
Accrued interest	18,247	—	100	—	18,347
Income taxes payable	—	—	11,632	(6,746)	4,886
Deferred tax liabilities	—	—	4,433	—	4,433
Liabilities held for sale	—	—	—	—	—

Total current liabilities	152,431	648,628	480,344	(860,640)	420,763
Long-term borrowings	813,409	—	—	—	813,409
Deferred tax liabilities	—	348,603	65,676	(43,460)	370,819
Pension and postretirement benefit liabilities	90,391	31,472	19,906	—	141,769
Noncurrent liability for uncertain tax positions	9,771	19,877	32,954	—	62,602
Other liabilities	2,165,635	25	408,604	(2,527,749)	46,515

Total liabilities	3,231,637	1,048,605	1,007,484	(3,431,849)	1,855,877
Total common shareholders’ equity	1,783,376	4,334,250	1,160,350	(5,494,600)	1,783,376
Noncontrolling interest	—	—	3,902	—	3,902

Total equity	1,783,376	4,334,250	1,164,252	(5,494,600)	1,787,278

Total liabilities and equity	$5,015,013	$5,382,855	$2,171,736	$(8,926,449)	$3,643,155

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 26, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(80,269)	$82,500	$37,403	$39,634

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(154)	(10,127)	(4,996)	(15,277)
Proceeds from sales of businesses and assets, net of cash sold	—	62,044	38,872	100,916
Payments for businesses and intangibles acquired, net of cash acquired	—	(30,570)	—	(30,570)

Net cash (used in) provided by investing activities from continuing operations	(154)	21,347	33,876	55,069

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	515,000	—	—	515,000
Repayment in long-term borrowings	(455,800)	—	—	(455,800)
Debt and equity issuance and amendment costs	(19,058)	—	—	(19,058)
Proceeds from stock compensation plans	30,577	—	—	30,577
Dividends	(27,438)	—	—	(27,438)
Intercompany transactions	192,478	(103,847)	(88,631)	—

Net cash provided by (used in) financing activities from continuing operations	235,759	(103,847)	(88,631)	43,281

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(992)	—	14,060	13,068
Net cash used in investing activities	(3)	—	(1,238)	(1,241)

Net cash (used in) provided by discontinued operations	(995)	—	12,822	11,827

Effect of exchange rate changes on cash and cash equivalents	—	—	7,546	7,546

Net increase in cash and cash equivalents	154,341	—	3,016	157,357
Cash and cash equivalents at the beginning of the period	22,632	—	185,820	208,452

Cash and cash equivalents at the end of the period	$176,973	$—	$188,836	$365,809

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 27, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(58,649)	$123,477	$14,908	$79,736

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(1,096)	(9,704)	(2,858)	(13,658)
Proceeds from sales of businesses and assets, net of cash sold	50,000	24,734	—	74,734
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(81)	(81)

Net cash provided by (used in) investing activities from continuing operations	48,904	15,030	(2,939)	60,995

Cash Flows from Financing Activities of Continuing Operations:
Repayment in long-term borrowings	(64,170)	—	—	(64,170)
Increase in notes payable and current borrowings	39,700	—	—	39,700
Proceeds from stock compensation plans	8,032	—	—	8,032
Payments to noncontrolling interest shareholders	—	—	(637)	(637)
Dividends	(27,120)	—	—	(27,120)
Intercompany transactions	133,320	(138,507)	5,187	—

Net cash provided by (used in) financing activities from continuing operations	89,762	(138,507)	4,550	(44,195)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	3,315	—	16,423	19,738
Net cash used in investing activities	(182)	—	(1,664)	(1,846)

Net cash provided by discontinued operations	3,133	—	14,759	17,892

Effect of exchange rate changes on cash and cash equivalents	—	—	(15,604)	(15,604)

Net increase in cash and cash equivalents	83,150	—	15,674	98,824
Cash and cash equivalents at the beginning of the period	31,777	—	156,528	188,305

Cash and cash equivalents at the end of the period	$114,927	$—	$172,202	$287,129

Note 15 — Divestiture-related activities

Discontinued Operations

During the first six months of 2011, management approved plans to sell the Company’s cargo container business and cargo systems business, reporting units constituting the Company’s Aerospace Segment. The Company is actively marketing these businesses while it continues to serve its customers. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented. See “Assets and Liabilities Held for Sale” below for details of the businesses’ assets and liabilities.

During the second quarter of 2011, the Company recorded approximately $8.7 million of reserves associated with retained liabilities related to businesses that have been divested. These contingencies arose from and were directly related to the operations of the respective divested businesses prior to the disposal and have been reflected in operating income from discontinued operations.

On March 22, 2011, the Company completed the sale of its marine business to an affiliate of H.I.G. Capital, LLC for $123.1 million (consisting of $100.9 million in cash, net of $1.5 million of cash included in the marine business as part of the net assets sold), plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities related to the marine business). The Company realized a gain of $57.0 million, net of tax benefits, from the sale of the business. The marine business consisted of the Company’s businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances. The marine business represented the Company’s entire Commercial Segment.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 31, 2010, the Company completed the sale of the Actuation business of its subsidiary Telair International Incorporated to TransDigm Group, Incorporated for approximately $94 million and realized a gain of $51.0 million, net of tax, from the sale of the business.

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

The prior period financial statements have been revised to present the marine business and the cargo container and cargo systems businesses as discontinued operations.

The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in thousands)
Net revenues	$53,299	$122,073	$140,352	$218,194
Costs and other expenses	53,155	105,264	133,045	196,747
Gain (loss) on disposition(1)	(4,504)	28,825	52,269	38,562

Income (loss) from discontinued operations before income taxes	(4,360)	45,634	59,576	60,009
Provision for income taxes(2)	(7,260)	17,454	(7,521)	26,620

Income from discontinued operations	2,900	28,180	67,097	33,389
Less: Income from discontinued operations attributable to noncontrolling interest	159	119	318	233

Income from discontinued operations attributable to common shareholders	$2,741	$28,061	$66,779	$33,156

(1)	Gain on disposition during the first quarter of 2011 includes curtailment and settlement losses of approximately $11.5 million on the pension and postretirement obligations that were transferred to the buyer in connection with the sale of the marine business. The loss on disposition during the second quarter of 2011 includes an adjustment to the pension and postretirement liabilities of $3.5 million.

(2)	The provision for income taxes for the three months ended June 26, 2011 was impacted favorably by the realization of net tax benefits resulting from the resolution (including the expiration of statutes of limitation) of U.S. federal, state, and foreign tax matters relating to prior years. In addition, the provision for income taxes for the six months ended June 26, 2011 was further impacted favorably by tax on the sale of the marine business being incurred at significantly lower than statutory effective tax rates.

Net assets and liabilities of the discontinued operations sold in 2011 were comprised of the following:

(Dollars in thousands)

Net assets	$109,979

Net liabilities	(36,399)

$73,580

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and Liabilities Held for Sale

The table below provides information regarding assets and liabilities held for sale at June 26, 2011 and December 31, 2010. At June 26, 2011, the assets and liabilities held for sale included the Company’s cargo container and cargo systems businesses and five buildings which the Company is actively marketing.

	June 26, 2011	December 31, 2010
	(Dollars in thousands)
Assets held for sale:
Accounts receivable, net	$30,512	$—
Inventories, net	50,159	—
Other current assets	2,288	—
Property, plant and equipment, net	27,155	7,959
Other assets	5,346	—

Total assets held for sale	$115,460	$7,959

Liabilities held for sale:
Current liabilities	$40,567	$—
Noncurrent liabilities	5,260	—

Total liabilities held for sale	$45,827	$—

The cargo systems business uses leased facilities in its operations. In connection with these operating leases, the Company’s cargo systems business had a residual value guarantee in the amount of approximately $7.8 million at June 26, 2011. The future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amount is based upon the unamortized lease value of the asset under lease, and is payable by the Company’s cargo systems business if the lease is not renewed or the purchase option is not exercised with respect to the leased assets. At June 26, 2011, the Company’s cargo systems business had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of this report, and the pages from our prospectus supplement, dated June 8, 2011, to the prospectus, dated June 1, 2011, incorporated by reference in Item 1A and included as Exhibit 99.1 to this report. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Overview

Teleflex is a global provider of medical technology products that enable healthcare providers to improve patient outcomes, reduce infections and enhance patient and provider safety. We primarily develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We serve hospitals and healthcare providers in more than 130 countries.

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

Over the past several years, we have engaged in an extensive acquisition and divestiture program to improve margins, reduce cyclicality and focus our resources on the development of our healthcare business. We have significantly changed the composition of our portfolio of businesses, expanding our presence in the medical device industry, while divesting our businesses serving the aerospace markets and commercial markets. The most significant of these transactions occurred in 2007 with our acquisition of Arrow International, a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, and the divestiture of our automotive and industrial businesses. Our acquisition of Arrow significantly expanded our single-use medical product offerings for critical care, enhanced our global footprint and added to our research and development capabilities.

We continue to evaluate the composition of the portfolio of our products and businesses to ensure alignment with our overall objectives. We strive to maintain a portfolio of products and businesses that provide consistency of performance, improved profitability and sustainable growth.

During 2011, management approved plans to sell our cargo container and cargo systems businesses, reporting units constituting our former Aerospace Segment. We are actively marketing these businesses and selectively reviewing alternatives while we continue to serve our customers.

On March 22, 2011, we completed the sale of our marine business to an affiliate of H.I.G. Capital, LLC for $123.1 million, consisting of $100.9 million in cash, net of $1.5 million of cash included in the marine business as part of the net assets sold, plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities related to the marine business. We realized a gain of $57.0 million, net of tax benefits, in connection with the sale. The marine business consisted of our businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances.

On December 31, 2010, we completed the sale of the Actuation business of our subsidiary Telair International Incorporated to TransDigm Group, Incorporated for approximately $94 million and realized a gain of $51.0 million, net of tax, from the sale of the business.

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

Results of Operations

Revenues

Discussion of growth from acquisitions reflects the impact of a purchased company for up to twelve months beyond the date of acquisition. Activity beyond the initial twelve months is considered constant currency revenue growth. Constant currency revenue growth excludes the impact of translating the results of international subsidiaries at different currency exchange rates from period to period and the comparable activity of businesses divested within the most recent twelve-month period.

The following tables present the net revenues by product group for the three and six months ended June 26, 2011 and June 27, 2010:

	Three Months Ended		% Increase/ (Decrease)
	June 26, 2011	June 27, 2010	Constant Currency	Currency Impact	Total Change
	(Dollars in millions)
Critical Care	$253.6	$233.7	3.2%	5.3%	8.5%
Surgical Care	72.9	66.2	4.3%	5.8%	10.1%
Cardiac Care	22.1	18.8	10.5%	7.1%	17.6%
OEM	42.4	39.0	6.8%	1.9%	8.7%
Other	0.3	0.7	(62.5%)	5.4%	(57.1%)

Total net revenues	$391.3	$358.4	4.0%	5.2%	9.2%

	Six Months Ended		% Increase/ (Decrease)
	June 26, 2011	June 27, 2010	Constant Currency	Currency Impact	Total Change
	(Dollars in millions)
Critical Care	$490.8	$459.6	4.0%	2.8%	6.8%
Surgical Care	137.9	129.3	3.5%	3.2%	6.7%
Cardiac Care	39.8	37.1	3.4%	3.9%	7.3%
OEM	76.2	74.3	1.7%	0.9%	2.6%
Other	0.6	1.7	(66.7%)	2.0%	(64.7%)

Total net revenues	$745.3	$702.0	3.5%	2.7%	6.2%

All product lines within the Critical Care product group achieved constant currency revenue growth in the second quarter and first six months of 2011 as compared to the same periods of 2010. The increase in the second quarter of 2011 was led principally by higher sales of vascular access products in Europe and Asia/Latin America, respiratory products in North America, Europe and Asia and of urology products in Europe and Latin America. The increase in the first six months of 2011 was primarily a result of higher sales of vascular and respiratory products in each of our regions and of urology products in Europe and Latin America.

The Surgical Care product group experienced constant currency revenue growth of 4.3% in the second quarter of 2011 compared with 2010, primarily due to higher sales of ligation products in Europe, Asia and Latin America. For the first six months of 2011, Surgical Care’s revenues grew 3.5% on a constant currency basis due to higher sales of ligation products in Europe, Asia and Latin America and of chest drainage products in Europe and Latin America.

During the second quarter and first six months of 2011, the Cardiac Care product group experienced constant currency revenue growth of 10.5% and 3.4%, respectively, compared with the same periods of 2010. The increase was largely attributable to higher sales of intra aortic balloon pumps and catheters in each of our regions.

During the second quarter and first six months of 2011, the OEM product group revenues grew 6.8% and 1.7%, respectively, on a constant currency basis compared with the same periods of 2010, due to higher sales of specialty suture, catheter fabrication and orthopedic implant products.

Gross profit

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in millions)
Gross profit	$184.0	$174.3	$348.5	$345.1
Percentage of sales	47.0%	48.6%	46.8%	49.2%

The principal factors contributing to the decrease in gross profit as a percent of sales during the period were higher manufacturing, raw material and fuel-related freight costs ($3.9 million during the second quarter and $6.9 million during the six months end June 26, 2011), provisions for the diminution in the net realizable value of inventory that has been phased out or whose shelf life has expired ($3.1 million during the second quarter and $4.0 million during the six months ended June 26, 2011) and overall erosion of selling prices totaling $2.0 million during the six months ended June 26, 2011, despite favorable pricing actions in the second quarter of 2011, particularly in Asia and Latin America. Our ability to increase prices to offset the impact of higher commodity costs has been mixed, as price increases in Asia and Latin America are more than offset by price erosion in Europe and to a lesser extent in North America during the six months ended June 26, 2011.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in millions)
Selling, general and administrative	$111.8	$99.8	$215.1	$195.4
Percentage of sales	28.6%	27.8%	28.9%	27.8%

Selling, general and administrative expenses as a percentage of revenues for the three months ended June 26, 2011 increased to 28.6% from 27.8% during the same period in 2010 and increased to 28.9% from 27.8% during the six months ended June 26, 2011 compared to the same period in 2010. The increases in selling, general and administrative costs during the three and six months ended June 26, 2011 were partially attributable to increased spending related to sales, marketing, and clinical education initiatives of $8.5 million and $13.4 million, respectively, and increases in the valuation allowance against its zero coupon Greece government bonds of $1.0 million and $1.2 million, respectively. In addition, increases in litigation reserves were recorded in the second quarter of 2011 which affected the three and six months ended June 26, 2011 by approximately $1.7 million.

Selling, general and administrative expenses for the six months ended June 26, 2011 also include approximately $2 million of net separation costs for our former CEO (comprised of $5 million of payments under his employment agreement, less approximately $3 million of stock option and restricted share forfeitures).

The overall increase in selling, general and administrative expenses for the three and six months ended June 26, 2011 also included $2.2 million and $4.0 million, respectively, of costs related to VasoNova, a company that was acquired in January 2011.

Research and development

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in millions)
Research and development	$12.5	$10.3	$23.5	$19.6
Percentage of sales	3.2%	2.9%	3.2%	2.8%

The increase in research and development expenses during the three and six months ended June 26, 2011 compared to the same periods in 2010 reflect increased investments related to antimicrobial and catheter tip positioning technologies.

Restructuring and other impairment charges

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in millions)
Restructuring and other impairment charges	$3.2	$0.1	$3.8	$0.5

Restructuring and other impairment charges increased to $3.2 million and $3.8 million for the three and six months ended June 26, 2011, respectively. The increase was primarily due to impairment charges of $3.1 million related to the decline in value of certain investments in affiliates that are considered to be other than temporary recorded in the second quarter of 2011. The determination that the declines in value of these investments were other than temporary resulted from our determination that the operating losses of the investees demonstrated an inability to recover the carrying value of the investments. The impairment charges reduce the net carrying amount of our investments to the expected recovery amount negotiated with the remaining partners to the investment.

Restructuring and other impairment charges for the six months ended June 26, 2011 and June 27, 2010 also include approximately $0.6 million and $0.5 million, respectively, of integration costs associated with Arrow and our other businesses. The integration plan focused on the closure of Arrow corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. Costs related to actions that affected employees and facilities of Arrow have been included in the allocation of the purchase price of Arrow. As of June 26, 2011, we expect future charges that we will incur in connection with the Arrow integration plan, if any, will be nominal.

Interest expense

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(Dollars in millions)
Interest expense	$15.8	$19.5	$31.9	$38.5
Average interest rate on debt	5.0%	5.7%	5.1%	5.7%

Interest expense decreased in the second quarter of 2011 compared to the same period of 2010 due to a reduction of approximately $218 million in average outstanding debt. For the first six months of 2011, average outstanding debt was approximately $214 million lower compared to the corresponding period of 2010.

Loss on extinguishments of debt

During the six months ended June 26, 2011, we recorded losses on the extinguishment of debt of $15.4 million as a result of the prepayment of our Senior Notes issued in 2004 (the “2004 Notes”) in the first quarter of 2011 and $125 million repayment of the term loan borrowing under our senior credit facility in the second quarter of 2011. In connection with the prepayment of our 2004 Notes, we recognized debt extinguishment costs of approximately $14.6 million relating to the prepayment “make-whole” amount of $13.9 million payable to the holders of the 2004 Notes and the write-off of $0.7 million of unamortized debt issuance costs incurred prior to the prepayment of the 2004 Notes. During the second quarter of 2011, we recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in connection with the $125 million repayment of the term loan borrowing. See Note 7 to the condensed consolidated financial statements included in this report for further information.

Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Effective income tax rate	21.6%	27.8%	22.9%	28.8%

The effective income tax rate for the three and six months ended June 26, 2011 were 21.6% and 22.9%, respectively, compared to 27.8% and 28.8% for the three and six months ended June 27, 2010, respectively. The decrease in the effective tax rate for each of the three and six months ended June 26, 2011 is primarily attributable to the realization of net tax benefits resulting from resolution (including the expiration of statutes of limitation) of various U.S. federal, state and foreign tax matters relating to prior tax years.

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

During the first six months of 2011, we completed a series of transactions that significantly restructured our debt obligations and borrowing capacity. These transactions, which are summarized below, are described in detail in Note 7 to the condensed consolidated financial statements included in this report. As a result of these transactions, we repaid certain obligations, incurred borrowings (some of which, incurred under our senior credit facilities, subsequently were repaid, as noted below) and obtained lender agreements to extend maturities of certain obligations, as described below.

•

Prepayment of 2004 Notes. We prepaid the entire outstanding $165.8 million principal amount of our senior notes issued in 2004 (“2004 Notes”), and, in connection with this prepayment, paid the holders of the 2004 Notes a $13.9 million prepayment “make-whole” amount, together with accrued and unpaid interest of $1.7 million. We used $150.0 million of borrowings under our revolving credit facility and $15.8 million of available cash to make the prepayment, make-whole and interest payments.

•

Revolving Credit Facility Borrowings and Repayment. We borrowed $165 million under our revolving credit facility to fund a portion of our repayment of the 2004 Notes and to fund the VasoNova acquisition. We repaid the $165 million using $80 million of the proceeds from an additional term loan borrowing under our senior credit facility, and $85 million in proceeds from our sale of the Marine business.

•	Term Loan Borrowings and Repayment; Extension of Maturities.

¡

We entered into an agreement with lenders under our senior credit facility that provided an additional principal amount of $100 million in term loan borrowings and used $80 million of the proceeds to repay a portion of the borrowings under our revolving credit facility described above. We subsequently repaid $125 million of term loan borrowings under our senior credit facility using a portion of the proceeds of the 6.875% Senior Subordinated Notes due 2019 that we issued in June 2011.

¡

We obtained lender agreements to extend the maturity of $36.1 million of term loans from October 1, 2012 to October 1, 2014 and to extend the termination of $33.7 million of revolving credit facility commitments from October 1, 2012 to October 1, 2014.

•

6.875% Senior Subordinated Notes due 2019. On June 13, 2011, we issued $250.0 million of 6.875% Senior Subordinated Notes due 2019 (the “Notes”). We will pay interest on the Notes semi-annually on June 1 and December 1, commencing on December 1, 2011, at a rate of 6.875% per year. The Notes will mature on June 1, 2019, unless earlier redeemed. We incurred transaction fees of approximately $4.2 million, including underwriters’ discounts and commissions in connection with the public offering of the Notes. As noted above, we used $125 million of the net proceeds to repay term loan borrowings under our senior credit facility. We also recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt during the second quarter of 2011.

The following table provides a summary of our outstanding borrowings and remaining borrowing capacity under our lending arrangements, excluding fees, discounts and interest incurred, as of June 26, 2011 and December 31, 2010, reflecting all of the transactions described above.

	June 26, 2011	December 31, 2010
	(Dollars in millions)
Senior credit facility:
Term loan	$375.0	$400.0
Revolving credit	—	—
Letters of credit	2.8	3.7

Outstanding	$377.8	$403.7
Remaining borrowing capacity(a)	$397.2	$396.3
2004 Notes	—	165.8
3.875% Convertible Senior Subordinated Notes	400.0	400.0
6.875% Senior Subordinated Notes	250.0	—

(a)	The remaining borrowing capacity under the senior credit agreement represents the amount that may be borrowed through the $400 million revolving credit facility and additional letters of credit. All revolving credit facility commitments terminate ion October 1, 2014.

At June 26, 2011 interest on the term loan borrowings under the senior credit facility was 2.5625%, based on a “LIBOR rate” of 0.3125% and an applicable margin of 2.25%.

The remaining borrowing capacity under the senior credit agreement represents the amount that may be borrowed through the revolving credit facility and additional letters of credit.

Our senior credit facility and our 6.875% senior subordinated notes due 2019 contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements.

See Note 7 to the condensed consolidated financial statements included in this report for additional information regarding the terms and maturities of the credit facilities and debt securities described above.

Cash Flows

Net cash provided by operating activities from continuing operations totaled $39.6 million during the first six months of 2011 compared to $79.7 million during the first six months of 2010. The decrease is due to higher growth of accounts receivable in Europe of $31.1 million, primarily due to the termination of a factoring agreement in Italy ($19.2 million), and a slow down in payments particularly Italy, Spain and Greece resulting in another $11.9 million increase in accounts receivable. The decrease in cash flows during the first six months of 2011 was also due to a worldwide increase in inventory of approximately $11.8 million in order to improve overall service levels, which included a $3.6 million inventory increase in the Asia Pacific region related to stocking a new distribution facility in Singapore. We expect that we will continue to increase inventory levels during the second half of 2011 as the company strives to continue to improve service levels. These operating cash flow decreases were partially offset by the impact from $7.0 million of lower interest payments during the period compared to the same period of 2010. We are required to make minimum pension contributions totaling $6.4 million during 2011, of which $1.4 million were made during the six months ended June 26, 2011.

During the second quarter of 2011, we recognized an increase in litigation reserves of $8.7 million associated with retained liabilities related to businesses that have been divested that are expected to be paid in the second half of 2011.

We continue to monitor credit risk resulting from the recent economic and financial turmoil related to sovereign debt issues in certain countries in southern Europe. As a result of the continuing deterioration of the macro-economic factors in these countries, particularly Greece, Italy and Spain, we may incur higher credit losses related to the public hospital systems in these countries, which may have a negative impact on our results of operations and cash flows in the third quarter of 2011 and beyond. As of June 26, 2011, our outstanding accounts receivables from publically funded hospitals in these countries is $59.3 million.

Net cash provided by investing activities from continuing operations totaled $55.1 million during the first six months of 2011 compared to $61.0 million during the first six months of 2010. Cash provided by investing activities from continuing operations during the first half of 2011 includes $100.9 million in proceeds, net of $1.5 million in cash included in net assets sold, from the sale of the marine business, partly offset by cash paid of $30.6 million for the acquisition of VasoNova and capital expenditures of $15.3 million. The $30.6 million paid for the acquisition of VasoNova includes the initial payment of $24.9 million plus a $6.0 million contingent payment made to the former VasoNova security holders upon receiving 510(k) clearance from the U.S. Food and Drug Administration less a hold back fee and cash in the business obtained in the acquisition.

Net cash provided by financing activities from continuing operations totaled $43.3 million during the first six months of 2011, which included proceeds from the issuance of additional borrowings of $515 million, including the issuance of $250.0 million of 6.875% Senior Subordinated Notes. This additional indebtedness was partially offset by repayments of outstanding debt totaling $455.8 million, including the prepayment of the 2004 Notes totaling $165.8 million and the repayment of $125.0 million under the Credit Agreement. We incurred debt extinguishment costs of $19.1 million associated with repayments of these amounts (including the related make whole amounts paid to the holders of the 2004 Notes and related fees). We also made dividend payments of $27.4 million and recognized proceeds of $30.6 million from the exercise of outstanding stock options issued under our stock compensation plans.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit facility and our 6.875% senior subordinated notes due 2019, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through June 26, 2011, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio

The following table provides our net debt to total capital ratio:

	June 26, 2011	December 31, 2010
	(Dollars in millions)
Net debt includes:
Current borrowings	$29.7	$103.7
Long-term borrowings	949.9	813.4

Total debt	979.6	917.1
Less: Cash and cash equivalents	365.8	208.5

Net debt	$613.8	$708.6

Total capital includes:
Net debt	$613.8	$708.6
Total common shareholders’ equity	1,945.6	1,783.4

Total capital	$2,559.4	$2,492.0

Percent of net debt to total capital	24%	28%

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

New Accounting Standards

Refer to Note 2 to our condensed consolidated financial statements included in this report for a discussion of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the quarter ended June 26, 2011. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company developed and implemented a comprehensive plan to correct the issues raised in the letter and further improve overall quality systems. From the end of 2009 to the beginning of 2010, the FDA reinspected the Arrow facilities covered by the corporate warning letter, and Arrow responded to the observations issued by the FDA as a result of those inspections. In the third quarter of 2010, the FDA removed the limitations previously imposed on Arrow with respect to certificates of foreign governments, or CFGs, and Arrow subsequently submitted and received FDA approval of all eligible CFG requests, and continues to receive such approvals. In June 2011, the Company received formal notification from the FDA that all issues raised by the corporate warning letter have been addressed.

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

In connection with the public offering of its 6.875% senior subordinated notes due 2019, the Company provided updated risk factors in the Prospectus Supplement, dated June 8, 2011, to the Prospectus, dated June 1, 2011 (the “Prospectus Supplement”). The updated risk factors were included on pages S-17 to S-29, S-30, S-31 and S-35 of the Prospectus Supplement. The text of the updated risk factors has been filed as Exhibit 99.1 to this report, and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

12.1	—	Computation of ratio of earnings to fixed charges.

31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

32.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

99.1	—	Pages S-17 to S-29, S-30, S-31 and S-35 of the Prospectus Supplement, dated June 8, 2011, to the Prospectus, dated June 1, 2011, collectively relating to the public offering of the Company’s 6.875% senior subordinated notes due 2019, which pages are incorporated by reference in Part II, Item 1A of this report.

101.1	—	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 26, 2011 and June 27, 2010; (ii) the Condensed Consolidated Balance Sheets as of June 26, 2011 and December 31, 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2011 and June 27, 2010; (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 26, 2011 and June 27, 2010; and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: July 27, 2011