Form 10-Q
period 2011-09-25
TELEFLEX INC
filed 2011-10-25
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

The registrant had 40,717,829 shares of common stock, $1.00 par value, outstanding as of October 14, 2011.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 25, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars and shares in thousands, except per share)
Net revenues	$371,891	$345,041	$1,117,181	$1,047,005
Cost of goods sold	193,617	178,477	590,371	535,329

Gross profit	178,274	166,564	526,810	511,676
Selling, general and administrative expenses	102,911	101,542	317,338	296,961
Research and development expenses	12,325	10,571	35,819	30,170
Net gain on sales of businesses and assets	—	(183)	—	(183)
Restructuring and other impairment charges	(173)	1,141	3,598	1,679

Income from continuing operations before interest, loss on extinguishments of debt and taxes	63,211	53,493	170,055	183,049
Interest expense	19,177	20,047	51,108	58,501
Interest income	(318)	(219)	(676)	(575)
Loss on extinguishments of debt	—	30,354	15,413	30,354

Income from continuing operations before taxes	44,352	3,311	104,210	94,769
Taxes (benefit) on income from continuing operations	10,600	(7,676)	24,422	18,687

Income from continuing operations	33,752	10,987	79,788	76,082

Operating income from discontinued operations (including gain (loss) on disposal of ($4) and $52,265 for the three and nine month periods in 2011, respectively, and $38,562 for the nine month period in 2010)	13,282	14,143	72,148	74,152
Taxes (benefit) on income from discontinued operations	2,969	2,595	(4,810)	29,215

Income from discontinued operations	10,313	11,548	76,958	44,937

Net income	44,065	22,535	156,746	121,019
Less: Income from continuing operations attributable to noncontrolling interest	289	226	770	657
Income from discontinued operations attributable to noncontrolling interest	125	113	443	346

Net income attributable to common shareholders	$43,651	$22,196	$155,533	$120,016

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.82	$0.27	$1.95	$1.89
Income from discontinued operations	0.25	0.29	1.89	1.12

Net income	$1.07	$0.56	$3.85	$3.01

Diluted:
Income from continuing operations	$0.82	$0.27	$1.94	$1.87
Income from discontinued operations	0.25	0.28	1.88	1.11

Net income	$1.07	$0.55	$3.82	$2.98

Dividends per common share	$0.34	$0.34	$1.02	$1.02
Weighted average common shares outstanding:
Basic	40,684	39,933	40,426	39,879
Diluted	40,943	40,254	40,738	40,269
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$33,463	$10,761	$79,018	$75,425
Income from discontinued operations, net of tax	10,188	11,435	76,515	44,591

Net income	$43,651	$22,196	$155,533	$120,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 25, 2011	December 31, 2010
	(Dollars in thousands)
ASSETS
Current assets

Cash and cash equivalents	$371,699	$208,452
Accounts receivable, net	277,340	294,196
Inventories, net	311,417	338,598
Prepaid expenses and other current assets	33,069	28,831
Prepaid taxes	41,527	3,888
Deferred tax assets	33,085	39,309
Assets held for sale	118,293	7,959

Total current assets	1,186,430	921,233
Property, plant and equipment, net	250,582	287,705
Goodwill	1,456,710	1,442,411
Intangible assets, net	897,846	918,522
Investments in affiliates	2,161	4,899
Deferred tax assets	340	358
Other assets	74,642	68,027

Total assets	$3,868,711	$3,643,155

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$29,700	$103,711
Accounts payable	76,245	84,846
Accrued expenses	112,575	117,488
Payroll and benefit-related liabilities	66,544	71,418
Derivative liabilities	15,330	15,634
Accrued interest	13,623	18,347
Income taxes payable	10,699	4,886
Deferred tax liabilities	5,725	4,433
Liabilities held for sale	53,531	—

Total current liabilities	383,972	420,763
Long-term borrowings	952,322	813,409
Deferred tax liabilities	383,557	370,819
Pension and other postretirement benefit liabilities	110,501	141,769
Noncurrent liability for uncertain tax positions	63,949	62,602
Other liabilities	37,413	46,515

Total liabilities	1,931,714	1,855,877
Commitments and contingencies
Total common shareholders’ equity	1,932,151	1,783,376
Noncontrolling interest	4,846	3,902

Total equity	1,936,997	1,787,278

Total liabilities and equity	$3,868,711	$3,643,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 25, 2011	September 26, 2010
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:

Net income	$156,746	$121,019
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(76,958)	(44,937)
Depreciation expense	31,244	32,267
Amortization expense of intangible assets	33,196	31,789
Amortization expense of deferred financing costs and debt discount	10,064	4,425
Loss on extinguishments of debt	15,413	30,354
Gain on call options and warrants	—	(407)
Debt modification costs	—	2,795
Stock-based compensation	2,469	6,946
Impairment of investments in affiliates	3,060	—
Net gain on sales of businesses and assets	—	(183)
Deferred income taxes, net	(2,561)	29,754
Other	(2,125)	(27,099)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(41,260)	(48,436)
Inventories	(40,539)	(17,544)
Prepaid expenses and other current assets	(7,380)	1,845
Accounts payable and accrued expenses	5,614	(22,149)
Income taxes, net	(22,290)	3,434

Net cash provided by operating activities from continuing operations	64,693	103,873

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(27,561)	(21,263)
Proceeds from sales of businesses and assets, net of cash sold	100,905	75,943
Payments for businesses and intangibles acquired, net of cash acquired	(30,570)	(82)

Net cash provided by investing activities from continuing operations	42,774	54,598

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	515,000	400,000
Repayment of long-term borrowings	(455,800)	(460,770)
Increase in notes payable and current borrowings	—	34,700
Proceeds from stock compensation plans	32,930	8,470
Payments to noncontrolling interest shareholders	—	(637)
Dividends	(41,278)	(40,704)
Debt and equity issuance and amendment fees	(18,510)	(48,041)
Purchase of call options	—	(88,000)
Proceeds from sale of warrants	—	59,400

Net cash provided by (used in) financing activities from continuing operations	32,342	(135,582)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	25,446	42,223
Net cash used in investing activities	(1,744)	(2,722)
Net cash used in financing activities	—	(1,124)

Net cash provided by discontinued operations	23,702	38,377

Effect of exchange rate changes on cash and cash equivalents	(264)	(1,814)

Net increase in cash and cash equivalents	163,247	59,452
Cash and cash equivalents at the beginning of the period	208,452	188,305

Cash and cash equivalents at the end of the period	$371,699	$247,757

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income			Noncontrolling Interest	Total Equity	Comprehensive Income

	Common Stock					Treasury Stock
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2009	42,033	$42,033	$277,050	$1,431,878	$(34,120)	2,278	$(136,600)	$4,833	$1,585,074
Net income				120,016				1,003	121,019	$121,019
Cash dividends ($1.02 per share)				(40,704)					(40,704)
Financial instruments marked to market, net of tax of $(44)					(10)				(10)	(10)
Cumulative translation adjustment, net of tax of $(1,003)					(17,650)			38	(17,612)	(17,612)
Pension liability adjustment, net of tax of $1,273					2,516				2,516	2,516
Convertible debt discount, net of tax of $30,344			50,870						50,870
Call options, net of tax of $(31,891)			(58,853)						(58,853)
Warrants			60,877						60,877
Distributions to noncontrolling interest shareholders								(1,463)	(1,463)
Deconsolidation of VIE				253				(365)	(112)

Comprehensive income										$105,913

Shares issued under compensation plans	170	170	14,525			(13)	740		15,435
Deferred compensation						(6)	240		240

Balance at September 26, 2010	42,203	$42,203	$344,469	$1,511,443	$(49,264)	2,259	$(135,620)	$4,046	$1,717,277

Balance at December 31, 2010	42,245	$42,245	$349,156	$1,578,913	$(51,880)	2,250	$(135,058)	$3,902	$1,787,278
Net income				155,533				1,213	156,746	$156,746
Cash dividends ($1.02 per share)				(41,278)					(41,278)
Financial instruments marked to market, net of tax of $3,578					5,508				5,508	5,508
Cumulative translation adjustment, net of tax of $2,025					14,020			(151)	13,869	13,869
Pension liability adjustment, net of tax of $3,892					6,424				6,424	6,424
Divestiture of marine business, net of tax of $(4,612)					(24,997)				(24,997)	(24,997)
Distributions to noncontrolling interest shareholders								(118)	(118)

Comprehensive income										$157,550

Shares issued under compensation plans	657	657	29,377			(56)	3,394		33,428
Deferred compensation			(39)			(4)	176		137

Balance at September 25, 2011	42,902	$42,902	$378,494	$1,693,168	$(50,925)	2,190	$(131,488)	$4,846	$1,936,997

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

Certain reclassifications have been made to prior year’s information to conform with current year presentation. The Company identified $0.5 million, after taxes, of environmental costs related to discontinued operations that were erroneously reported in continuing operations during the first and second quarters of 2011. The Company has classified these environmental costs as income from discontinued operations for the nine months ended September 25, 2011. The Company will revise the statements of income for the three months ended March 27, 2011 and the three and six months ended June 26, 2011 in future filings to report these environmental costs in income from discontinued operations for the respective periods. Management has determined that the impact of this error was not material on a quantitative or qualitative basis to the financial statements for the first and second quarters of fiscal 2011.

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

Note 2 — New accounting standards

The Company adopted the following new accounting standards as of January 1, 2011, the first day of its 2011 fiscal year:

Amendment to Revenue Recognition: In October 2009, the Financial Accounting Standards Board (“FASB”) revised the criteria for multiple-deliverable revenue arrangements by establishing new guidance on how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Additionally, the guidance required companies to expand their disclosures regarding multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The amendment did not have an impact on the Company’s results of operations, cash flows or financial position.

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

Amendment to Intangibles-Goodwill and Other: In September 2011, the FASB revised its requirements related to an entity’s approach in performing a goodwill impairment test. Under the new amendment, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.

Note 3 — Acquisitions

On January 10, 2011, the Company acquired 100% of the outstanding equity of VasoNova Inc. (“VasoNova”), a developer of central venous catheter navigation technology that allows for real-time confirmation of the placement of peripherally inserted central catheters and central venous catheters. The acquisition of VasoNova complements the vascular access product line in the Company’s Critical Care division. In connection with the acquisition, the Company made an initial payment to the former VasoNova security holders of $24.9 million and agreed to make additional payments of between $15.0 million and $30.0 million. The minimum $15.0 million of additional consideration is payable in three separate installments at specified dates or, if earlier, upon receipt of specified regulatory approvals with respect to the first two installments and achievement of specified sales targets with respect to the third installment. Payment of the remaining $15 million is contingent upon the achievement specified sales targets within three years after closing. In March 2011, $6.0 million of the minimum additional consideration was paid to the former VasoNova security holders upon receipt of 510(k) clearance from the U.S. Food and Drug Administration with respect to an expanded use of VasoNova’s VPS peripherally inserted central catheter tip location technology.

The fair value of the consideration at the date of acquisition was $40.3 million, which included the initial payment of $24.9 million in cash and the estimated fair value of the contingent consideration to be paid to the former VasoNova security holders of $15.4 million. The fair value of the contingent consideration was estimated based on the probability of obtaining the applicable regulatory approvals and achieving the specified sales targets. Any subsequent change in the estimated fair value of the contingent consideration will be recognized in the statement of income for the period in which it occurs. A change in the estimated fair value of the contingent consideration could have a material effect on the Company’s results of operations and financial position for the period in which the change in estimate occurs.

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus is categorized within Level 3 of the fair value hierarchy (see Note 9, “Fair value measurement”).

The following table summarizes the purchase price allocation of the cost to acquire VasoNova based on the fair values of the net assets acquired as of January 10, 2011:

Assets	(Dollars in thousands)
Current assets	$942
Property, plant and equipment	314
Intangible assets	29,550
Goodwill	13,048
Other assets	50

Total assets acquired	43,904

Less:
Current liabilities	(536)
Deferred tax liabilities	(3,023)

Total liabilities assumed	(3,559)

Net assets acquired	$40,345

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the second quarter of 2011, the Company finalized the valuation of tangible and intangible assets and the purchase price allocation as of the acquisition date with no further adjustments.

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

Note 4 — Inventories

The following table provides information about inventories as of September 25, 2011 and December 31, 2010:

	September 25, 2011	December 31, 2010
	(Dollars in thousands)
Raw materials	$92,181	$128,752
Work-in-process	49,941	54,098
Finished goods	201,455	194,032

	343,577	376,882
Less: Inventory reserve	(32,160)	(38,284)

Inventories, net	$311,417	$338,598

Note 5 — Other impairment charges

During the nine months ended September 25, 2011, the Company recognized impairment charges of $3.1 million related to the decline in value of its investments in affiliates that are considered to be other than temporary. In making this determination, the Company considered multiple factors, including its intent and ability to hold investments, operating losses of investees that demonstrate an inability to recover the carrying value of the investments, the investee’s liquidity and cash position and market acceptance of the investee’s products and services.

Note 6 — Goodwill and other intangible assets

The following table provides information relating to changes in the carrying amount of goodwill, by segment, for the nine months ended September 25, 2011:

	Medical Segment	Former Commercial Segment	Total
	(Dollars in thousands)
Balance at beginning of year	$1,434,921	$7,490	$1,442,411
Goodwill related to dispositions	—	(7,490)	(7,490)
Goodwill related to acquisitions	13,048	—	13,048
Reversal of Arrow integration accrual, net of tax	(81)	—	(81)
Translation adjustment	8,822	—	8,822

Balance at end of period	$1,456,710	$—	$1,456,710

As of September 25, 2011, there were no goodwill impairment losses recorded against these carrying values.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides information, as of September 25, 2011 and December 31, 2010, regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets:

	Gross Carrying Amount		Accumulated Amortization
	September 25, 2011	December 31, 2010	September 25, 2011	December 31, 2010
	(Dollars in thousands)
Customer lists	$541,186	$553,923	$(112,164)	$(98,013)
Intellectual property	222,606	207,248	(81,435)	(77,166)
Distribution rights	16,946	16,728	(13,608)	(13,016)
Trade names	325,367	332,049	(1,052)	(3,231)

	$1,106,105	$1,109,948	$(208,259)	$(191,426)

Amortization expense related to intangible assets was approximately $11.1 million and $10.4 million for the three months ended September 25, 2011 and September 26, 2010, respectively, and $33.2 and $31.8 for the nine months ended September 25, 2011 and September 26, 2010, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows (dollars in thousands):

2011	$44,700
2012	44,500
2013	43,700
2014	39,400
2015	33,500

Note 7 — Borrowings

The following table provides the components of long-term debt as of September 25, 2011 and December 31, 2010:

	September 25, 2011	December 31, 2010
	(Dollars in thousands)
Senior Credit Facility:
Term loan, at an average rate of 1.31%, due 10/1/2012	$—	$36,123
Term loan, at an average rate of 2.50%, due 10/1/2014	375,000	363,877
2004 Notes:
6.66% Series 2004-1 Tranche A Senior Notes due 7/8/2011	—	72,500
7.14% Series 2004-1 Tranche B Senior Notes due 7/8/2014	—	48,250
7.46% Series 2004-1 Tranche C Senior Notes due 7/8/2016	—	45,050

3.875% Convertible Senior Subordinated Notes due 2017	400,000	400,000
6.875% Senior Subordinated Notes due 2019	250,000	—

	1,025,000	965,800
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(72,678)	(79,891)

	952,322	885,909
Less: Current portion of borrowings	—	(72,500)

Total long-term debt	$952,322	$813,409

6.875% Senior Subordinated Notes

On June 13, 2011, the Company issued $250.0 million of 6.875% Senior Subordinated Notes due 2019 (the “Notes”). The Notes and the guarantees of the Company’s obligations under the Notes were issued under the Second Supplemental Indenture (the “Second Supplemental Indenture”) executed by the Company, the subsidiaries of the Company named as guarantors therein and Wells Fargo Bank, N.A., as trustee (the “Trustee”). The Second Supplemental Indenture supplements the Indenture, dated as of August 2, 2010 (the “Base Indenture” and, as supplemented by the Second Supplemental Indenture, the “Indenture”) between the Company and the Trustee. The Company will pay interest on the Notes semi-annually on June 1 and December 1, commencing on December 1, 2011, at a rate of 6.875% per year. The Notes will mature on June 1, 2019, unless earlier redeemed or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the Indenture) or upon

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company’s election to exercise its optional redemption rights, as described below. The Company incurred transaction fees of approximately $3.7 million, including underwriters’ discounts and commissions in connection with the public offering of the Notes. The Company used $125 million of the proceeds to repay term loan borrowings under its senior credit facility and recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt during the second quarter of 2011.

The Notes constitute the Company’s general unsecured senior subordinated obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including the Company’s indebtedness under its credit facilities, and will be equal in right of payment with all of the Company’s existing and future senior subordinated indebtedness, including the Company’s 3.875% Convertible Senior Subordinated Notes due 2017. The obligations under the Notes will be fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is a guarantor or other obligor under the Company’s credit facilities and by certain of the Company’s other domestic subsidiaries. The guarantees of the Notes will be subordinated in right of payment to all of the existing and future senior indebtedness of such Guarantors and will be equal in right of payment with all of the future senior subordinated indebtedness of such Guarantors. The Notes and the guarantees will be junior to the existing and future secured indebtedness of the Company and the Guarantors to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

At any time on or after June 1, 2015, the Company may redeem some or all of the Notes at a redemption price of 103.438% of the principal amount of the Notes subject to redemption, declining to 100% of the principal amount on June 1, 2017, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2015, the Company may, on one or more occasions, redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (i) 1.0% of the principal amount of the Notes subject to redemption or (ii) the excess, if any, over the principal amount of the notes of the present value, on the redemption date, of the sum of (a) the June 1, 2015 optional redemption price, plus (b) all required interest payments on the Notes through June 1, 2015 (other than accrued and unpaid interest to the redemption date), calculated based on a specified Treasury rate for the period most closely corresponding to the period from the redemption date to June 1, 2015, plus 50 basis points. In addition, at any time prior to June 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Notes, using the proceeds of certain specified Company equity offerings, at a redemption price equal to 106.875% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.

Prepayment of Senior Notes Issued in 2004

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

In addition, in March 2011, $36.1 million of term loans maturing on October 1, 2012 were converted to term loans with a new maturity date of October 1, 2014. In addition, all of the Company’s $33.7 million of revolving credit facility commitments with a termination date of October 1, 2012 were converted to revolving credit facility commitments with a new termination date of October 1, 2014 (as noted below, all outstanding revolving credit borrowings were repaid with proceeds from the sale of the marine business). In connection with the extension of these maturity dates, the range of the applicable interest rate margins, and the commitment fee rate on unused but committed portions of the revolving credit facility were increased. As described below under “Revolving Credit Facility Borrowings,” the Company incurred transaction fees of approximately $0.3 million in connection with the maturity date extensions, which will be amortized over the extended term of the facility as interest expense.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the Incremental Term Loans, the amendment to the Credit Agreement and repayment of $125 million in term borrowings using the proceeds of the offering of its 6.875% Senior Subordinated Notes, the Company had $375 million of term loans outstanding on September 25, 2011. All of the term loans will mature on October 1, 2014.

The term loans bear interest at an applicable rate elected by the Company equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.50% to 1.75%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.50% to 2.75%. The actual amount of the applicable margin will be based on the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined in the Credit Agreement). At September 25, 2011, all outstanding term loans were subject to the “LIBOR rate” of 0.25% plus an applicable margin of 2.25%, resulting in an interest rate of 2.50%.

Revolving Credit Facility Borrowings

During the first quarter of 2011, the Company borrowed $165 million under its $400 million revolving credit facility to fund the VasoNova acquisition and the retirement of the 2004 Notes. The borrowings were subsequently repaid with the proceeds from the sale of the marine business (for additional information regarding the sale of the marine business, see Note 16, “Divestiture related activities”) and borrowings under the Incremental Term Loans. As of September 25, 2011, the Company had no outstanding borrowings and approximately $3 million in outstanding standby letters of credit issued under its revolving credit facility.

In connection with the extension of term loan maturities that occurred in March 2011, the commitment fee rate on unused but committed portions of the revolving credit facility increased to a range of 0.375% to 0.50%. The actual amount of the commitment fee rate is based on the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined in the Credit Agreement). At September 25, 2011, the commitment fee rate was 0.375%.

Fair Value of Long-Term Debt

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of September 25, 2011 is $952.3 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,060.3 million at September 25, 2011. The Company’s implied credit rating is a factor in determining the market interest yield curve.

Debt Maturities

As of September 25, 2011, the aggregate amounts of long-term debt and debt under the Company’s securitization program that will mature during the remainder of 2011, during each of the next three fiscal years and thereafter were as follows:

(Dollars in thousands)
2011	$29,700
2012	—
2013	—
2014	375,000
2015 and thereafter	650,000

Note 8 — Financial instruments

The Company uses derivative instruments for risk management purposes and does not utilize derivative instruments for trading or speculation purposes. Foreign exchange contracts are used to manage foreign currency transaction exposure, and an interest rate swap is used to reduce exposure to interest rate changes. These derivative instruments, whose settlement dates extend through December 2012, are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 9, “Fair value measurement” for additional information.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of September 25, 2011 and December 31, 2010:

	September 25, 2011 Fair Value	December 31, 2010 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets – current	$60	$880
Other assets – noncurrent	6	—

Total asset derivatives	$66	$880

Liability derivatives:
Interest rate swap:
Derivative liabilities – current	$14,811	$15,004
Other liabilities – noncurrent	236	9,566
Foreign exchange contracts:
Derivative liabilities – current	519	630

Total liability derivatives	$15,566	$25,200

The following table provides the amount of the gains and losses attributable to derivative instruments in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), and the location and amount of gains and losses attributable to such derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to the condensed consolidated statement of income for the three and nine months ended September 25, 2011 and September 26, 2010:

	After Tax Gain/(Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in thousands)
Interest rate swap	$2,433	$(92)	$5,784	$(243)
Foreign exchange contracts	(250)	(387)	(276)	233

Total	$2,183	$(479)	$5,508	$(10)

	Pre-Tax (Gain)/Loss Reclassified from AOCI into Income
	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in thousands)
Interest rate swap:
Interest expense	$3,978	$4,042	$11,633	$13,206
Foreign exchange contracts:
Net revenues	—	(141)	—	(131)
Cost of goods sold	183	(957)	(479)	(2,812)
Income from discontinued operations	257	(85)	(511)	(27)

Total	$4,418	$2,859	$10,643	$10,236

For the three and nine months ended September 25, 2011 and September 26, 2010, there was no reclassification from AOCI to income resulting from ineffectiveness related to the Company’s derivative instruments.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides information on the changes in AOCI related to derivative instruments, net of tax, for the nine months ended September 25, 2011 and September 26, 2010:

	September 25, 2011	September 26, 2010
	(Dollars in thousands)
Balance at beginning of year	$(15,262)	$(17,343)
Additions and revaluations	(1,014)	(5,864)
Loss reclassified from AOCI into income	6,675	5,831
Tax rate adjustment	(153)	23

Balance at end of period	$(9,754)	$(17,353)

Based on interest rates and exchange rates at September 25, 2011, approximately $9.6 million of unrealized losses, net of tax, within AOCI are expected to be reclassified from AOCI during the next twelve months. However, the actual amount reclassified from AOCI could vary due to future changes in interest rates and exchange rates.

Note 9 — Fair value measurement

For a description of the fair value hierarchy, see Note 10 to the Company’s 2010 consolidated financial statements included in its current report on Form 8-K for the year ended December 31, 2010.

The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of September 25, 2011 and December 31, 2010:

	Total carrying value at September 25, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$45,004	$45,004	$—	$—
Investments in marketable securities	3,762	3,762	—	—
Bonds – foreign government	4,976	—	4,976	—
Derivative assets	66	—	66	—
Derivative liabilities	15,566	—	15,566	—
Contingent consideration liabilities	9,566	—	—	9,566

	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$4,108	$4,108	$—	$—
Derivative assets	880	—	880	—
Derivative liabilities	25,200	—	25,200	—

Due to the continued volatility associated with market conditions in Greece and reduced trading activity in its sovereign debt, the Company classified its $5.0 million of Greek bonds as Level 2 in the third quarter.

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the nine month period ending September 25, 2011:

Contingent consideration
(Dollars in thousands)
Balance at beginning of year	$—
Initial estimate of contingent consideration	15,400
Payment	(6,000)
Revaluations	166

Balance at end of period	$9,566

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to pay benefits under certain deferred compensation plans and other compensatory arrangements. The investment assets of the trust are valued using quoted market prices.

The Company’s financial assets valued based upon Level 2 inputs are comprised of two groups, zero coupon Greece government bonds and foreign exchange contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign exchange contracts. The Greece government bonds were received in settlement of amounts due to the Company from sales to the public hospital system in Greece for 2007, 2008 and 2009. The bonds mature over three years. The fair value of the bonds is determined based on quoted prices for identical assets. The Company uses foreign exchange contracts to manage foreign currency transaction exposure and the interest rate swap is used to reduce exposure to interest rate changes. The fair value of the foreign exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The fair value of the interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. See Note 8, “Financial instruments” for additional information.

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration pertaining to the VasoNova acquisition. The fair value of the contingent consideration is determined using a weighted probability of potential payment scenarios discounted at rates reflective of the Company’s credit rating and expected return on the VasoNova business. The assumptions used to develop the estimated amount recognized for the contingent consideration arrangement are updated each reporting period. As of September 25, 2011, the Company has recorded approximately $4.0 million of contingent consideration in other current liabilities and the remaining $5.6 million in other liabilities.

Note 10 — Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through September 25, 2011, no shares have been purchased under this Board authorization.

The following table provides a reconciliation of basic to diluted weighted average common shares outstanding:

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Shares in thousands)
Basic	40,684	39,933	40,426	39,879
Dilutive shares assumed issued	259	321	312	390

Diluted	40,943	40,254	40,738	40,269

Weighted average stock options that were anti-dilutive and therefore not included in the calculation of earnings per share were approximately 8,785 thousand and 8,866 thousand for the three and nine month periods ended September 25, 2011, respectively, and approximately 6,717 thousand and 2,820 thousand for the three and nine month periods ended September 26, 2010, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 — Income Taxes

The effective income tax rate for the three months ended September 25, 2011 was 23.9% compared to a negative 231.8% for the three months ended September 26, 2010. The negative effective income tax rate for the three months ended September 26, 2010 reflects the tax impact of beneficial discrete charges recorded during the third quarter of 2010 for losses on extinguishment of debt and a $5.7 million out of period tax adjustment associated with tax returns filed and tax audit conclusions, which management determined was not material on a quantitative or qualitative basis to the prior period.

Note 12 — Pension and other postretirement benefits

The Company has a number of defined benefit pension and other postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. In 2008 the Company amended the Teleflex Retirement Income Plan (“TRIP”) to cease future benefit accruals for all employees, other than those subject to a collective bargaining agreement, and amended its Supplemental Executive Retirement Plans (“SERP”) for all executives to cease future benefit accruals for both employees and executives as of December 31, 2008. The Company replaced the non-qualified defined benefits provided under the SERP with a non-qualified defined contribution arrangement under the Company’s Deferred Compensation Plan, effective January 1, 2009. In addition, in 2008, the Company’s other postretirement benefit plans were amended to eliminate future benefits for employees, other than those subject to a collective bargaining agreement, who had not attained age 50 and whose age plus service was less than 65.

In March 2011, in connection with the Company’s sale of its marine business, approximately $24.4 million of the pension obligations and approximately $7.4 million of other postretirement obligations were assumed by the buyer and approximately $17.7 million of related pension assets were transferred to the buyer. The amounts are subject to further valuation by the buyer. For additional information regarding the sale of the marine business, see Note 16, “Divestiture related activities.”

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and other postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Nine Months Ended		Other Postretirement Benefits Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
				(Dollars in thousands)
Service cost	$531	$599	$(37)	$138	$1,723	$1,856	$359	$518
Interest cost	4,387	4,239	441	427	12,973	12,817	1,541	1,732
Expected return on Plan assets	(5,160)	(4,543)	—	—	(15,003)	(12,559)	—	—
Net amortization and deferral	987	1,028	(172)	(184)	3,018	3,027	(34)	78

Net benefit cost	$745	$1,323	$232	$381	$2,711	$5,141	$1,866	$2,328

The Company is required to make minimum pension contributions totaling $6.4 million during 2011, of which $2.9 million and $4.3 million were made during the three and nine months ended September  25, 2011, respectively.

Note 13 — Commitments and contingent liabilities

Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. The following table provides information regarding changes in the Company’s product warranty liability accruals for the nine months ended September 25, 2011 (dollars in thousands):

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Balance at beginning of year	$10,877
Accruals for warranties issued in 2011	64
Settlements (cash and in kind)	(102)
Accruals related to pre-existing warranties	(16)
Dispositions	(2,281)
Transfers to liabilities held for sale	(4,587)
Effect of translation	4

Balance at end of period	$3,959

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at September 25, 2011. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At September 25, 2011, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

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

Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 25, 2011, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $7.6 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, the ultimate liability may exceed the amount accrued as of September 25, 2011. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

Regulatory matters: On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA), expressing concerns with Arrow’s quality systems and advising that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues had been deficient. The Company developed and implemented a comprehensive plan to correct the issues raised in the letter and further improve overall quality systems. The FDA reinspected the Arrow facilities covered by the corporate warning letter, and in the third quarter of 2010, removed the limitations previously imposed on Arrow with respect to certificates of foreign governments. In June 2011, the Company received formal notification from the FDA that all issues raised by the corporate warning letter have been addressed.

Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred. See Note 16, “Divestiture-related activities,” for a discussion of the reserves associated with retained liabilities related to businesses that have been divested.

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of September 25, 2011, the most significant tax examinations in process are in Canada, Czech Republic and Germany. In conjunction with these examinations and as a regular and routine practice, the Company may determine a need to establish certain reserves or to adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table provides total net revenues by product group for the three and nine months ended September 25, 2011 and September 26, 2010:

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in thousands)
Net revenues:
Critical Care	$245,122	$226,107	$735,908	$685,709
Surgical Care	65,997	61,623	203,906	190,960
Cardiac Care	18,117	17,364	57,926	54,462
OEM and Development Services	42,436	39,538	118,676	113,832
Other	219	409	765	2,042

Total net revenues	$371,891	$345,041	$1,117,181	$1,047,005

The following table provides total net revenues by geographic region for the three and nine months ended September 25, 2011 and September 26, 2010:

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in thousands)
Net revenues (based on business unit location):
United States	$195,763	$193,631	$587,983	$575,090
Europe, Middle East and Africa	132,522	116,649	406,458	368,562
Asia, Latin America, Canada and Mexico	43,606	34,761	122,740	103,353

Total net revenues	$371,891	$345,041	$1,117,181	$1,047,005

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15 — Condensed consolidated guarantor financial information

As described in Note 7, “Borrowings,” in June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are fully and unconditionally guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by the Parent Company. The Company’s condensed consolidating statements of income for the three and nine month periods ending September 25, 2011 and September 26, 2010, condensed consolidating balance sheets as of September 25, 2011 and December 31, 2010 and our condensed consolidated statements of cash flows for the nine month periods ending September 25, 2011 and September 26, 2010, each of which are set forth below, provide consolidating information for:

i.	Parent Company, the issuer of the guaranteed obligations;

ii.	Guarantor Subsidiaries, on a combined basis;

iii.	Non-guarantor subsidiaries, on a combined basis; and

iv.	Parent Company and its subsidiaries on a consolidated basis.

The same accounting policies as described in the consolidated financial statements are used by each entity in the condensed consolidating financial information, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 25, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$242,444	$196,399	$(66,952)	$371,891
Cost of goods sold	—	147,475	110,960	(64,818)	193,617

Gross profit	—	94,969	85,439	(2,134)	178,274
Selling, general and administrative expenses	9,030	55,712	37,876	293	102,911
Research and development expenses	—	10,590	1,735	—	12,325
Restructuring and other impairment charges	—	(172)	(1)	—	(173)

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(9,030)	28,839	45,829	(2,427)	63,211
Interest expense	32,576	(13,591)	192	—	19,177
Interest income	(133)	(14)	(171)	—	(318)

Income (loss) from continuing operations before taxes	(41,473)	42,444	45,808	(2,427)	44,352

Taxes (benefit) on income from continuing operations	(15,075)	12,838	13,743	(906)	10,600

Equity in net income of consolidated subsidiaries	70,667	38,641	—	(109,308)	—

Income from continuing operations	44,269	68,247	32,065	(110,829)	33,752

Operating income from discontinued operations	(1,106)	(1)	14,389	—	13,282
Taxes (benefit) on income from discontinued operations	(488)	528	2,929	—	2,969

Income from discontinued operations	(618)	(529)	11,460	—	10,313

Net income	43,651	67,718	43,525	(110,829)	44,065
Less: Income from continuing operations attributable to noncontrolling interest	—	—	289	—	289

Income from discontinued operations attributable to noncontrolling interest	—	—	125	—	125

Net income attributable to common shareholders	43,651	67,718	43,111	(110,829)	43,651

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 26, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$226,073	$180,109	$(61,141)	$345,041
Cost of goods sold	—	131,297	106,050	(58,870)	178,477

Gross profit	—	94,776	74,059	(2,271)	166,564
Selling, general and administrative expenses	10,358	63,323	27,566	295	101,542
Research and development expenses	—	9,444	1,127	—	10,571
Net gain on sales of businesses and assets	—	—	(183)	—	(183)
Restructuring and other impairment charges	458	409	274	—	1,141

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(10,816)	21,600	45,275	(2,566)	53,493
Interest expense	34,706	(19,959)	5,300	—	20,047
Interest income	(9)	(33)	(177)	—	(219)
Loss on extinguishments of debt	30,354	—	—	—	30,354

Income (loss) from continuing operations before taxes	(75,867)	41,592	40,152	(2,566)	3,311
Taxes (benefit) on income from continuing operations	(28,091)	13,034	5,771	1,610	(7,676)
Equity in net income of consolidated subsidiaries	74,440	58,320	—	(132,760)	—

Income from continuing operations	26,664	86,878	34,381	(136,936)	10,987

Operating income (loss) from discontinued operations	(1,952)	—	16,104	(9)	14,143
Taxes (benefit) on income from discontinued operations	2,516	(1,975)	2,054	—	2,595

Income (loss) from discontinued operations	(4,468)	1,975	14,050	(9)	11,548

Net income	22,196	88,853	48,431	(136,945)	22,535
Less: Income from continuing operations attributable to noncontrolling interests	—	—	226	—	226
Income from discontinued operations attributable to noncontrolling interest	—	—	113	—	113

Net income attributable to common shareholders	$22,196	$88,853	$48,092	$(136,945)	$22,196

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 25, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$716,311	$585,860	$(184,990)	$1,117,181
Cost of goods sold	—	438,007	332,675	(180,311)	590,371

Gross profit	—	278,304	253,185	(4,679)	526,810
Selling, general and administrative expenses	28,415	178,168	109,868	887	317,338
Research and development expenses	—	30,031	5,788	—	35,819
Restructuring and other impairment charges	11	1,686	1,901	—	3,598

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(28,426)	68,419	135,628	(5,566)	170,055
Interest expense	92,447	(41,738)	399	—	51,108
Interest income	(247)	(55)	(374)	—	(676)
Loss on extinguishments of debt	15,413	—		—	15,413

Income (loss) from continuing operations before taxes	(136,039)	110,212	135,603	(5,566)	104,210
Taxes (benefit) on income from continuing operations	(50,353)	38,580	38,133	(1,938)	24,422
Equity in net income of consolidated subsidiaries	267,731	150,761	—	(418,492)	—

Income from continuing operations	182,045	222,393	97,470	(422,120)	79,788

Operating income (loss) from discontinued operations	(52,424)	37,758	86,814	—	72,148
Taxes (benefit) on income from discontinued operations	(25,912)	5,416	15,686	—	(4,810)

Income (loss) from discontinued operations	(26,512)	32,342	71,128	—	76,958

Net income	155,533	254,735	168,598	(422,120)	156,746
Less: Income from continuing operations attributable to noncontrolling interests	—	—	770	—	770
Income from discontinued operations attributable to noncontrolling interest	—	—	443	—	443

Net income attributable to common shareholders	$155,533	$254,735	$167,385	$(422,120)	$155,533

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 26, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$681,770	$552,995	$(187,760)	$1,047,005
Cost of goods sold	—	387,140	327,809	(179,620)	535,329

Gross profit	—	294,630	225,186	(8,140)	511,676
Selling, general and administrative expenses	27,655	178,833	89,823	650	296,961
Research and development expenses	—	26,426	3,744	—	30,170
Net gain on sales of businesses and assets	—	—	(183)	—	(183)
Restructuring and other impairment charges	458	1,215	6	—	1,679

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(28,113)	88,156	131,796	(8,790)	183,049
Interest expense	100,136	(57,364)	15,729	—	58,501
Interest income	(7)	(112)	(456)	—	(575)
Loss on extinguishments of debt	30,354	—	—	—	30,354

Income (loss) from continuing operations before taxes	(158,596)	145,632	116,523	(8,790)	94,769
Taxes (benefit) on income from continuing operations	(59,114)	50,962	27,667	(828)	18,687
Equity in net income of consolidated subsidiaries	210,125	77,832	—	(287,957)	—

Income from continuing operations	110,643	172,502	88,856	(295,919)	76,082

Operating income from discontinued operations	21,361	13,006	39,945	(160)	74,152
Taxes on income from discontinued operations	11,988	7,485	9,742	—	29,215

Income from discontinued operations	9,373	5,521	30,203	(160)	44,937

Net income	120,016	178,023	119,059	(296,079)	121,019
Less: Income from continuing operations attributable to noncontrolling interests	—	—	657	—	657
Income from discontinued operations attributable to noncontrolling interest	—	—	346	—	346

Net income attributable to common shareholders	$120,016	$178,023	$118,056	$(296,079)	$120,016

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 25, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$151,990	$1,216	$218,493	$—	$371,699
Accounts receivable, net	1,440	311,430	475,680	(511,210)	277,340
Inventories, net	—	194,735	131,747	(15,065)	311,417
Prepaid expenses and other current assets	7,081	3,554	22,434	—	33,069
Prepaid taxes	31,039	—	11,420	(932)	41,527
Deferred tax assets	2,094	23,165	8,326	(500)	33,085
Assets held for sale	—	2,738	115,555	—	118,293

Total current assets	193,644	536,838	983,655	(527,707)	1,186,430
Property, plant and equipment, net	5,554	147,296	97,732	—	250,582
Goodwill	—	994,009	462,701	—	1,456,710
Intangibles assets, net	—	721,542	176,304	—	897,846
Investments in affiliates	5,105,537	664,211	21,045	(5,788,632)	2,161
Deferred tax assets	27,970	—	2,003	(29,633)	340
Other assets	42,274	2,751,685	479,344	(3,198,661)	74,642

Total assets	$5,374,979	$5,815,581	$2,222,784	$(9,544,633)	$3,868,711

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$29,700	$—	$29,700
Accounts payable	94,342	381,390	114,499	(513,986)	76,245
Accrued expenses	31,657	22,685	58,233	—	112,575
Payroll and benefit-related liabilities	23,988	11,304	31,252	—	66,544
Derivative liabilities	15,330	—	—	—	15,330
Accrued interest	13,628	—	(5)	—	13,623
Income taxes payable	—	—	11,639	(940)	10,699
Deferred tax liabilities	—	—	6,225	(500)	5,725
Liabilities held for sale	—	—	53,531	—	53,531

Total current liabilities	178,945	415,379	305,074	(515,426)	383,972
Long-term borrowings	952,322	—	—	—	952,322
Deferred tax liabilities	—	345,974	67,218	(29,635)	383,557
Pension and other postretirement benefit liabilities	62,944	31,005	16,552	—	110,501
Noncurrent liability for uncertain tax positions	11,839	16,583	35,527	—	63,949
Other liabilities	2,236,778	370,039	633,070	(3,202,474)	37,413

Total liabilities	3,442,828	1,178,980	1,057,441	(3,747,535)	1,931,714
Total common shareholders’ equity	1,932,151	4,636,601	1,160,497	(5,797,098)	1,932,151
Noncontrolling interest	—	—	4,846	—	4,846

Total equity	1,932,151	4,636,601	1,165,343	(5,797,098)	1,936,997

Total liabilities and equity	$5,374,979	$5,815,581	$2,222,784	$(9,544,633)	$3,868,711

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$22,632	$—	$185,820	$—	$208,452
Accounts receivable, net	16,163	643,931	484,333	(850,231)	294,196
Inventories, net	4,007	184,620	160,646	(10,675)	338,598
Prepaid expenses and other current assets	7,607	3,105	15,436	2,683	28,831
Prepaid taxes	6,982	—	3,591	(6,685)	3,888
Deferred tax assets	3,953	24,610	10,746	—	39,309
Assets held for sale	—	2,745	5,214	—	7,959

Total current assets	61,344	859,011	865,786	(864,908)	921,233
Property, plant and equipment, net	9,511	150,139	128,055	—	287,705
Goodwill	—	988,528	453,883	—	1,442,411
Intangibles assets, net	—	720,985	197,537	—	918,522
Investments in affiliates	4,862,996	607,815	22,561	(5,488,473)	4,899
Deferred tax assets	41,200	—	2,620	(43,462)	358
Other assets	38,962	2,128,048	429,623	(2,528,606)	68,027

Total assets	$5,014,013	$5,454,526	$2,100,065	$(8,925,449)	$3,643,155

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$72,500	$—	$31,211	$—	$103,711
Accounts payable	1,664	614,494	322,582	(853,894)	84,846
Accrued expenses	20,634	22,477	74,377	—	117,488
Payroll and benefit-related liabilities	23,752	11,657	36,009	—	71,418
Derivative liabilities	15,634	—	—	—	15,634
Accrued interest	18,247	—	100	—	18,347
Income taxes payable	—	—	11,632	(6,746)	4,886
Deferred tax liabilities	—	—	4,433	—	4,433
Liabilities held for sale	—	—	—	—	—

Total current liabilities	152,431	648,628	480,344	(860,640)	420,763
Long-term borrowings	813,409	—	—	—	813,409
Deferred tax liabilities	—	359,164	55,115	(43,460)	370,819
Pension and other postretirement benefit liabilities	90,391	31,472	19,906	—	141,769
Noncurrent liability for uncertain tax positions	9,771	19,877	32,954	—	62,602
Other liabilities	2,164,635	25	409,604	(2,527,749)	46,515

Total liabilities	3,230,637	1,059,166	997,923	(3,431,849)	1,855,877
Total common shareholders’ equity	1,783,376	4,395,360	1,098,240	(5,493,600)	1,783,376
Noncontrolling interest	—	—	3,902	—	3,902

Total equity	1,783,376	4,395,360	1,102,142	(5,493,600)	1,787,278

Total liabilities and equity	$5,014,013	$5,454,526	$2,100,065	$(8,925,449)	$3,643,155

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 25, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(97,136)	$94,739	$67,090	$64,693

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(164)	(18,278)	(9,119)	(27,561)
Proceeds from sales of businesses and assets, net of cash sold	—	62,044	38,861	100,905
Payments for businesses and intangibles acquired, net of cash acquired	—	(30,570)	—	(30,570)

Net cash (used in) provided by investing activities from continuing operations	(164)	13,196	29,742	42,774

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	515,000	—	—	515,000
Repayment in long-term borrowings	(455,800)	—	—	(455,800)
Proceeds from stock compensation plans	32,930	—	—	32,930
Dividends	(41,278)	—	—	(41,278)
Debt and equity issuance and amendment costs	(18,510)	—	—	(18,510)
Intercompany transactions	195,311	(106,719)	(88,592)	—

Net cash provided by (used in) financing activities from continuing operations	227,653	(106,719)	(88,592)	32,342

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(992)	—	26,438	25,446
Net cash used in investing activities	(3)	—	(1,741)	(1,744)

Net cash (used in) provided by discontinued operations	(995)	—	24,697	23,702

Effect of exchange rate changes on cash and cash equivalents	—	—	(264)	(264)

Net increase in cash and cash equivalents	129,358	1,216	32,673	163,247
Cash and cash equivalents at the beginning of the period	22,632	—	185,820	208,452

Cash and cash equivalents at the end of the period	$151,990	$1,216	$218,493	$371,699

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 26, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(100,575)	$80,490	$123,958	$103,873

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(1,219)	(14,017)	(6,027)	(21,263)
Proceeds from sales of businesses and assets, net of cash sold	50,000	24,733	1,210	75,943
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(82)	(82)

Net cash provided by (used in) investing activities from continuing operations	48,781	10,716	(4,899)	54,598

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	400,000	—	—	400,000
Repayment in long-term borrowings	(460,770)	—	—	(460,770)
Increase in notes payable and current borrowings	34,700	—	—	34,700
Proceeds from stock compensation plans	8,470	—	—	8,470
Payments to noncontrolling interest shareholders	—	—	(637)	(637)
Dividends	(40,704)	—	—	(40,704)
Debt and equity issuance and amendment fees	(48,041)	—	—	(48,041)
Purchase of call options	(88,000)	—	—	(88,000)
Proceeds from sale of warrants	59,400	—	—	59,400
Intercompany transactions	168,317	(90,720)	(77,597)	—

Net cash provided by (used in) financing activities from continuing operations	33,372	(90,720)	(78,234)	(135,582)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	1,719	—	40,504	42,223
Net cash used in investing activities	(217)	—	(2,505)	(2,722)
Net cash used in financing activities	—	—	(1,124)	(1,124)

Net cash provided by discontinued operations	1,502	—	36,875	38,377

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,814)	(1,814)

Net (decrease) increase in cash and cash equivalents	(16,920)	486	75,886	59,452
Cash and cash equivalents at the beginning of the period	31,777	—	156,528	188,305

Cash and cash equivalents at the end of the period	$14,857	$486	$232,414	$247,757

Note 16 — Divestiture-related activities

Discontinued Operations

During 2011, management approved plans to sell the Company’s cargo container business and cargo systems business, reporting units constituting the Company’s Aerospace Segment. On October 21, 2011, the Company announced that it has entered into a definitive agreement to sell its cargo systems and container aerospace businesses to a subsidiary of AAR CORP. for $280 million. The transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to close by the end of 2011. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented. See “Assets and Liabilities Held for Sale” below for details of the businesses’ assets and liabilities.

The Company retained liabilities for certain matters such as product warranties and other contingent liabilities with respect to certain of its discontinued operations. During the second and third quarters of 2011, the Company accrued approximately $8.7 million and $1.0 million, respectively, for these retained liabilities. The amount recorded in the second quarter of 2011 included $7.5 million

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

associated with Teleflex’s potential responsibility for recall costs associated with potentially defective products, which was a subject of pending litigation related to the Company’s former Commercial Segment. The accrual of the $7.5 million was based on the Company’s assessment of litigation developments during the second quarter. During the third quarter of 2011, the Company settled the litigation as it related to the recall costs and, as part of the settlement, paid $7.6 million in September 2011.

On March 22, 2011, the Company completed the sale of its marine business to an affiliate of H.I.G. Capital, LLC for $123.1 million (consisting of $100.9 million in cash, net of $1.5 million of cash included in the marine business as part of the net assets sold), plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities related to the marine business). The Company realized a gain of $57.0 million, net of tax benefits, from the sale of the business. As a result of the disposition, the Company realized accumulated losses from pension and postretirement obligations of approximately $8.4 million and cumulative translation gains of approximately $33.4 million as part of the gain on sale, resulting in a net change of approximately $25.0 million in accumulated other comprehensive income. The marine business consisted of the Company’s businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances. The marine business represented the Company’s entire Commercial Segment.

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

On March 2, 2010, the Company completed the sale of its SSI Surgical Services Inc. business (“SSI”) to a privately-owned healthcare company for approximately $25 million and realized a gain of $2.2 million, net of tax, from the sale of the business.

The prior period financial statements have been revised to present the actuation, marine, cargo container and cargo systems businesses as discontinued operations.

The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in thousands)
Net revenues	$56,980	$97,952	$197,332	$316,146
Costs and other expenses	43,694	83,809	177,449	280,556
Gain (loss) on disposition(1)	(4)	—	52,265	38,562

Income from discontinued operations before income taxes	13,282	14,143	72,148	74,152
Provision for income taxes(2)	2,969	2,595	(4,810)	29,215

Income from discontinued operations	10,313	11,548	76,958	44,937
Less: Income from discontinued operations attributable to noncontrolling interest	125	113	443	346

Income from discontinued operations attributable to common shareholders	$10,188	$11,435	$76,515	$44,591

(1)	Gain on disposition for the nine months ended September 25, 2011 includes curtailment and settlement losses of approximately $11.5 million on the pension and other postretirement obligations that were transferred to the buyer in connection with the sale of the marine business and an adjustment related to pension and other postretirement liabilities of $3.5 million that occurred during the second quarter of 2011.
(2)	The provision for income taxes for the nine months ended September 25, 2011 was impacted favorably by the realization of net tax benefits resulting from the resolution (including the expiration of statutes of limitation) of U.S. federal, state, and foreign tax matters relating to prior years and by the tax on the gain from sale of the marine business being incurred at significantly lower than statutory effective tax rates.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net assets and liabilities of the discontinued operations sold in 2011 were comprised of the following:

(Dollars in thousands)
Net assets	$109,979

Net liabilities	(36,399)

$73,580

Assets and Liabilities Held for Sale

The table below provides information regarding assets and liabilities held for sale at September 25, 2011 and December 31, 2010. At September 25, 2011, the assets and liabilities held for sale included the Company’s cargo container and cargo systems businesses and five buildings. On October 21, 2011, the Company announced that it has entered into a definitive agreement to sell its cargo systems and container aerospace businesses to a subsidiary of AAR CORP. for $280 million. The transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to close by the end of 2011. These assets and liabilities are classified as current within the consolidated balance sheets as the Company expects these businesses to be sold within twelve months.

	September 25, 2011	December 31, 2010
	(Dollars in thousands)
Assets held for sale:
Accounts receivable, net	$32,651	$—
Inventories, net	53,155	—
Other current assets	1,661	—
Property, plant and equipment, net	25,879	7,959
Other assets	4,947	—

Total assets held for sale	$118,293	$7,959

Liabilities held for sale:
Current liabilities	$49,005	$—
Noncurrent liabilities	4,526	—

Total liabilities held for sale	$53,531	$—

The cargo systems business uses leased facilities in its operations. In connection with these operating leases, the Company’s cargo systems business had a residual value guarantee in the amount of approximately $7.4 million at September 25, 2011. The future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amount is based upon the unamortized lease value of the asset under lease, and is payable by the Company’s cargo systems business if the lease is not renewed or the purchase option is not exercised with respect to the leased assets. At September 25, 2011, the Company’s cargo systems business had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Note 17 — Subsequent event

On October 21, 2011, the Company announced that it has entered into a definitive agreement to sell its cargo systems and container aerospace businesses to a subsidiary of AAR CORP. for $280 million. The transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to close by the end of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our quarterly report on Form 10-Q for the quarter ended June 26, 2011 and the pages from our prospectus supplement, dated June 8, 2011, to the prospectus, dated June 1, 2011, filed as Exhibit 99.1 thereto and incorporated therein by reference. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

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

We provide a broad-based platform of medical products, which we categorize into four groups: Critical Care, Surgical Care, Cardiac Care and OEM and Development Services. Critical Care, representing our largest product group, includes medical devices used in vascular access, anesthesia, urology and respiratory care applications; Surgical Care includes surgical instruments and devices; and Cardiac Care includes cardiac assist devices and equipment. OEM and Development Services (“OEM”) design and manufacture instruments and devices for other medical device manufacturers.

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

During 2011, management approved plans to sell our cargo container and cargo systems businesses, reporting units constituting our former Aerospace Segment. On October 21, 2011, we announced that we have entered into a definitive agreement to sell our cargo systems and container aerospace businesses to a subsidiary of AAR CORP. for $280 million. The transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to close by the end of 2011.

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

On March 2, 2010, we completed the sale of our SSI Surgical Services Inc. business (“SSI”) to a privately-owned healthcare company for approximately $25 million. We realized a gain of $2.2 million, net of tax, on this transaction.

The prior period financial statements have been revised to present the actuation, marine, cargo container and cargo systems businesses as discontinued operations. See Note 16 to our condensed consolidated financial statements included in this report for discussion of discontinued operations.

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

The following tables present the net revenues by product group for the three and nine months ended September 25, 2011 and September 26, 2010:

	Three Months Ended		% Increase/ (Decrease)
	September 25, 2011	September 26, 2010	Constant Currency	Currency Impact	Total Change
	(Dollars in millions)
Critical Care	$245.1	$226.0	3.6%	4.9%	8.5%
Surgical Care	66.0	61.6	1.9%	5.2%	7.1%
Cardiac Care	18.1	17.4	(1.7%)	5.7%	4.0%
OEM	42.4	39.5	5.6%	1.7%	7.3%
Other	0.3	0.5	(57.4%)	17.4%	(40.0%)

Total net revenues	$371.9	$345.0	3.2%	4.6%	7.8%

	Nine Months Ended		% Increase/ (Decrease)
	September 25, 2011	September 26, 2010	Constant Currency	Currency Impact	Total Change
	(Dollars in millions)
Critical Care	$735.9	$685.7	3.9%	3.4%	7.3%
Surgical Care	203.9	191.0	3.0%	3.8%	6.8%
Cardiac Care	57.9	54.5	1.8%	4.4%	6.2%
OEM	118.7	113.8	3.1%	1.2%	4.3%
Other	0.8	2.0	(66.7%)	6.7%	(60.0%)

Total net revenues	$1,117.2	$1,047.0	3.4%	3.3%	6.7%

The Critical Care product group achieved constant currency revenue growth of 3.6% and 3.9%, respectively, during the three and nine month periods ended September 25, 2011 compared with the same periods in 2010. The increase in the third quarter of 2011 was led principally by higher sales of vascular access products in North America and Asia/Latin America, anesthesia products in North America and Europe and urology products in Europe and Latin America. The increase in the first nine months of 2011 was primarily a result of higher sales of vascular access products in North America, Europe and Asia/Latin America, respiratory products in North America, Europe and Asia and of urology products in Europe and Latin America.

The Surgical Care product group experienced constant currency revenue growth of 1.9% in the third quarter of 2011 compared with the corresponding period in 2010, primarily due to higher sales of ligation products in Europe, Asia and Latin America. For the first nine months of 2011, Surgical Care’s revenues grew 3.0% on a constant currency basis compared to the corresponding period in 2010 due to higher sales of ligation products in Europe, Asia and Latin America and of chest drainage products in Europe and Latin America.

During the third quarter of 2011, the Cardiac Care product group experienced a decrease in constant currency revenue of 1.7% compared with the same period of 2010. The decrease was largely attributable to lower sales of intra aortic balloon pumps in North America and Europe. For the first nine months of 2011, the Cardiac Care product group achieved constant currency revenue growth of 1.8% due to higher sales of intra aortic balloon pump catheters in each of our regions.

During the third quarter and first nine months of 2011, the OEM product group revenues grew 5.6% and 3.1%, respectively, on a constant currency basis compared with the same periods of 2010, due to higher sales of specialty suture, catheter fabrication and orthopedic implant products.

Gross profit

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in millions)
Gross profit	$178.3	$166.6	$526.8	$511.7
Percentage of revenues	47.9%	48.3%	47.2%	48.9%

The decrease in gross profit as a percentage of revenues during the three and nine months ended September 25, 2011 was primarily related to higher manufacturing, raw material and fuel-related freight costs. In addition, provisions for the diminution in the net realizable value of inventory that has been phased out or whose shelf life has expired increased by $1.1 million and $5.7 million for the three and nine months ended September 25, 2011, respectively. Further, we experienced an overall erosion of selling prices totaling $1.5 million during the nine months ended September 25, 2011, which exceeded the effect of favorable pricing actions in the third quarter of 2011, particularly in Asia and North America. Our ability to increase prices to offset the impact of higher commodity costs has been mixed, as price increases in Asia, Latin America and North America were more than offset by price erosion in Europe during the nine months ended September 25, 2011.

Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in millions)
Selling, general and administrative	$102.9	$101.5	$317.3	$297.0
Percentage of revenues	27.7%	29.4%	28.4%	28.4%

Selling, general and administrative expenses as a percentage of revenues for the three months ended September 25, 2011 decreased to 27.7% from 29.4% during the same period in 2010, and was unchanged at 28.4% for the nine months ended September 25, 2011 compared to the corresponding period in 2010. The increases in selling, general and administrative costs during the three and nine months ended September 25, 2011 were partially attributable to increased spending related to sales, marketing and clinical education initiatives of $4.7 million and $18.1 million, respectively, and increases in the valuation allowance against our zero coupon Greece government bonds of $1.5 million and $2.8 million, respectively. In addition, increases in litigation reserves were recorded in the second quarter of 2011 which increased selling, general and administrative expenses by approximately $1.7 million during the nine months ended September 25, 2011.

Selling, general and administrative expenses for the nine months ended September 25, 2011 also include approximately $2 million of net separation costs for our former CEO (comprised of $5 million of payments under his employment agreement, less approximately $3 million of stock option and restricted share forfeitures).

The overall increase in selling, general and administrative expenses for the three and nine months ended September 25, 2011 also included $1.2 million and $3.6 million, respectively, of costs related to VasoNova, a company we acquired in January 2011.

Research and development

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in millions)
Research and development	$12.3	$10.6	$35.8	$30.2
Percentage of revenues	3.3%	3.1%	3.2%	2.9%

The increase in research and development expenses during the three and nine months ended September 25, 2011 compared to the same periods in 2010 primarily reflect increased investments related to catheter tip positioning technologies.

Restructuring and other impairment charges

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in millions)
Restructuring and other impairment charges	$(0.1)	$1.1	$3.6	$1.7

Restructuring and other impairment charges were $3.6 million for the nine months ended September 25, 2011, which primarily consisted of impairment charges of $3.1 million related to the decline in value of certain investments in affiliates that are considered to be other than temporary recorded in the second quarter of 2011. The determination that the declines in value of these investments were other than temporary resulted from our determination that the operating losses of the entities in which we invested demonstrated that we would be unable to recover the carrying value of the investments. The impairment charges reduce the net carrying amount of our investments to the expected recovery amount negotiated with the remaining partners to the investment. Additionally, restructuring and other impairment charges during the nine months ended September 25, 2011 also included $0.5 million of costs associated with the 2007 Arrow integration program.

Restructuring and other impairment charges for the three and nine months ended September 26, 2010 were $1.1 million and $1.7 million, respectively, and were attributable to costs associated with the 2007 Arrow integration program.

Interest expense

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(Dollars in millions)
Interest expense	$19.2	$20.0	$51.1	$58.5
Average interest rate on debt	5.5%	5.6%	5.2%	5.6%

Interest expense decreased in the third quarter of 2011 compared to the same period of 2010 due to a reduction of approximately $114 million in average outstanding debt. For the first nine months of 2011, average outstanding debt was approximately $184 million lower than average outstanding debt during the corresponding period of 2010.

Loss on extinguishments of debt

During the nine months ended September 25, 2011, we recorded losses on the extinguishment of debt of $15.4 million as a result of the prepayment of our Senior Notes issued in 2004 (the “2004 Notes”) in the first quarter of 2011 and $125 million repayment of the term loan borrowing under our senior credit facility in the second quarter of 2011. In connection with the prepayment of our 2004 Notes, we recognized debt extinguishment costs of approximately $14.6 million related to the prepayment “make-whole” amount of $13.9 million paid to the holders of the 2004 Notes and the write-off of $0.7 million of unamortized debt issuance costs incurred prior to the prepayment of the 2004 Notes. During the second quarter of 2011, we recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in connection with the $125 million repayment of the term loan borrowing. See Note 7 to the condensed consolidated financial statements included in this report for further information.

Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Effective income tax rate	23.9%	(231.8)%	23.4%	19.7%

The effective income tax rate for the three months ended September 25, 2011 was 23.9% compared to a negative 231.8% for the three months ended September 26, 2010. The negative effective income tax rate for the three months ended September 26, 2010 reflects the tax impact of beneficial discrete charges recorded during the third quarter of 2010 for losses on extinguishment of debt and a $5.7 million out of period tax adjustment associated with tax returns filed and tax audit conclusions, which management determined was not material on a quantitative or qualitative basis to the prior period.

The effective income tax rate for the nine months ended September 25, 2011 was 23.4% compared to 19.7% for the nine months ended September 26, 2010. The net increase resulted primarily from a reduction in the tax impacts on beneficial discrete charges recorded in 2011 compared to 2010.

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

During the first half of 2011, we completed a series of transactions that significantly restructured our debt obligations and borrowing capacity. These transactions are summarized below and are described in detail in Note 7 to the condensed consolidated financial statements included in this report.

•

Prepayment of 2004 Notes. We prepaid the entire outstanding $165.8 million principal amount of our senior notes issued in 2004 (“2004 Notes”). In connection with this prepayment we paid the holders of the 2004 Notes a $13.9 million prepayment “make-whole” amount and accrued and unpaid interest of $1.7 million. We used $150.0 million of borrowings under our revolving credit facility and available cash to fund these payments.

•

Revolving Credit Facility Borrowings and Repayment. We borrowed $165.0 million under our revolving credit facility, of which $150 million was used to fund the prepayment of our 2004 Notes described above and the remainder was used to fund a portion of the purchase price for the VasoNova acquisition. We repaid the $165.0 million using $80.0 million of the proceeds from an additional term loan borrowing under our senior credit facility as described below, and $85.0 million in proceeds from our sale of the marine business.

•	Term Loan Borrowings and Repayment; Extension of Maturities.

•

We entered into an agreement with lenders under our senior credit facility that provided an additional principal amount of $100.0 million in term loan borrowings and used $80.0 million of the proceeds to repay a portion of the borrowings under our revolving credit facility described above. We subsequently repaid $125.0 million of term loan borrowings under our senior credit facility using a portion of the proceeds of the 6.875% Senior Subordinated Notes due 2019 that we issued in June 2011.

•

We obtained lender agreements to extend the maturity of $36.1 million of term loans from October 1, 2012 to October 1, 2014 and to extend the termination of $33.7 million of revolving credit facility commitments from October 1, 2012 to October 1, 2014.

•

6.875% Senior Subordinated Notes due 2019. On June 13, 2011, we issued $250.0 million of 6.875% Senior Subordinated Notes due 2019 (the “Notes”). We will pay interest on the Notes semi-annually on June 1 and December 1, commencing on December 1, 2011, at a rate of 6.875% per year. The Notes will mature on June 1, 2019, unless earlier redeemed. We incurred transaction fees of approximately $3.7 million, including underwriters’ discounts and commissions, in connection with the public offering of the Notes. As noted above, we used $125 million of the net proceeds to repay term loan borrowings under our senior credit facility. We also recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt during the second quarter of 2011.

The following table provides a summary of our outstanding borrowings and remaining borrowing capacity under our lending arrangements, excluding fees, discounts and interest incurred, as of September 25, 2011 and December 31, 2010, reflecting all of the transactions described above.

	September 25, 2011	December 31, 2010
	(Dollars in millions)
Senior credit facility:
Term loan	$375.0	$400.0
Revolving credit	—	—
Letters of credit	2.6	3.7

Outstanding	$377.6	$403.7
Remaining borrowing capacity(a)	$397.4	$396.3
2004 Notes	—	165.8
3.875% Convertible Senior Subordinated Notes	400.0	400.0
6.875% Senior Subordinated Notes	250.0	—

(a)	The remaining borrowing capacity under the senior credit agreement represents the amount that may be borrowed through the $400 million revolving credit facility and additional letters of credit. All revolving credit facility commitments terminate on October 1, 2014.

At September 25, 2011 interest on the term loan borrowings under the senior credit facility was 2.50%, based on a “LIBOR rate” of 0.25% and an applicable margin of 2.25%.

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

Cash Flows

Net cash provided by operating activities from continuing operations totaled $64.7 million during the nine months ended September 25, 2011, compared to $103.9 million during the nine months ended September 26, 2010. The decrease in cash provided by operating activities from continuing operations during the first nine months of 2011 as compared to the corresponding period in 2010 primarily reflects the fact that we received a significant tax refund of $59.5 million in 2010, which favorably affected cash flow in the 2010 period. In addition, the 2011 decrease reflects a $40.5 million increase in worldwide inventory levels, which was $23 million greater than the $17.5 million increase in inventory during the 2010 period. We increased our inventory levels in 2011 principally to improve our service levels by accelerating fulfillment of customer orders. The inventory increase also included a $12.8 million increase in the Asia Pacific region to stock a new distribution facility in Singapore. These operating cash flow decreases as compared to the prior period were somewhat offset by a modestly smaller increase in accounts receivable during the nine months ended September 25, 2011 as compared to the prior year period. The accounts receivable increase in the 2011 period was $41.3 million, $7.2 million less than the increase during to the same period in 2010. However, $39.7 million of the increase in 2010 resulted from a change in accounting guidance that caused trade receivables under our asset securitization program to be included as accounts receivable on our balance sheet. Prior to the change in accounting guidance, the trade receivables were treated as sold and were not included in our balance sheet. The increase in accounts receivable during the first nine months of 2011 reflects higher accounts receivable in Europe of $33.1 million, primarily due to the termination of a factoring agreement in Italy ($21.7 million), and a slowdown in payments, particularly in Italy, Spain and Greece ($14.0 million). We are required to make minimum pension contributions totaling $6.4 million during 2011, of which $4.3 million were made during the nine months ended September 25, 2011.

During the second and third quarters of 2011, we recognized an increase in litigation reserves of $8.7 million and $1.0 million, respectively, associated with retained liabilities related to businesses that have been divested. The amount recorded in the second quarter of 2011 included $7.5 million associated with our potential responsibility for recall costs associated with potentially defective products, which was a subject of pending litigation related to our former Commercial Segment. During the third quarter of 2011, we settled the litigation as it related to the recall costs and, as part of the settlement, paid $7.6 million in September 2011.

We continue to monitor credit risk resulting from the recent economic and financial turmoil related to sovereign debt issues in certain countries in southern Europe. As a result of the continuing deterioration of the macro-economic factors in these countries, particularly Greece, Italy and Spain, we may incur higher credit losses related to the public hospital systems in these countries, which may have a negative impact on our results of operations and cash flows in the fourth quarter of 2011 and beyond. As of September 25, 2011, our outstanding accounts receivables from publicly funded hospitals in these countries was $68.3 million.

Net cash provided by investing activities from continuing operations totaled $42.8 million during the nine months ended September 25, 2011 compared to $54.6 million during the nine months ended September 26, 2010. Cash provided by investing activities from continuing operations during 2011 includes $100.9 million in proceeds, net of $1.5 million in cash included in net assets sold, from the sale of the marine business, partly offset by cash paid of $30.6 million for the acquisition of VasoNova and capital expenditures of $27.6 million. The $30.6 million paid for the acquisition of VasoNova includes the initial payment of $24.9 million plus a $6.0 million contingent payment made to the former VasoNova security holders upon receiving 510(k) clearance from the U.S. Food and Drug Administration less a hold back fee and cash in the business obtained in the acquisition.

Net cash provided by financing activities from continuing operations totaled $32.3 million during the nine months ended September 25, 2011, which included proceeds from additional borrowings of $515 million, including the issuance of $250.0 million of 6.875% Senior Subordinated Notes. This additional indebtedness was partially offset by repayments of outstanding debt totaling $455.8 million, including the prepayment of the 2004 Notes totaling $165.8 million and the repayment of $125.0 million under our senior credit facility. We incurred costs of $18.5 million associated with the repayments of these amounts (including the related make whole amounts paid to the holders of the 2004 Notes and related fees) and our additional borrowings. We also made dividend payments of $41.3 million and recognized proceeds of $32.9 million from the exercise of outstanding stock options issued under our stock compensation plans.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit facility and our 6.875% senior subordinated notes due 2019, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through September 25, 2011, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio

The following table provides our net debt to total capital ratio:

	September 25, 2011	December 31, 2010
	(Dollars in millions)
Net debt includes:
Current borrowings	$29.7	$103.7
Long-term borrowings	952.3	813.4

Total debt(a)	982.0	917.1
Less: Cash and cash equivalents	371.7	208.5

Net debt	$610.3	$708.6

Total capital includes:
Net debt	$610.3	$708.6
Total common shareholders’ equity	1,932.2	1,783.4

Total capital	$2,542.5	$2,492.0

Percent of net debt to total capital	24%	28%

(a)	Our total debt is net of unamortized debt discount.

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

There have been no significant changes in market risk for the quarter ended September 25, 2011. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

On October 11, 2007, the Company’s subsidiary, Arrow International, Inc. (“Arrow”), received a corporate warning letter from the U.S. Food and Drug Administration (FDA), expressing concerns with Arrow’s quality systems and advising that Arrow’s corporate-wide program to evaluate, correct and prevent quality system issues had been deficient. The Company developed and implemented a comprehensive plan to correct the issues raised in the letter and further improve overall quality systems. The FDA reinspected the Arrow facilities covered by the corporate warning letter, and in the third quarter of 2010, removed the limitations previously imposed on Arrow with respect to certificates of foreign governments. In June 2011, the Company received formal notification from the FDA that all issues raised by the corporate warning letter have been addressed.

In addition, we are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

In connection with the public offering of its 6.875% senior subordinated notes due 2019, the Company provided updated risk factors in the Prospectus Supplement, dated June 8, 2011, to the Prospectus, dated June 1, 2011 (the “Prospectus Supplement”). The updated risk factors were included on pages S-17 to S-29, S-30, S-31 and S-35 of the Prospectus Supplement. The text of the updated risk factors was filed as Exhibit 99.1 to the Company’s Form 10-Q for the quarter ended June 26, 2011, and were incorporated therein by reference. There have been no material changes in the risk factors during the three months ended September 25, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

12.1 —	Computation of ratio of earnings to fixed charges.

31.1 —	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32.1 —	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

32.2 —	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

101.1 —	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 25, 2011 and September 26, 2010; (ii) the Condensed Consolidated Balance Sheets as of September 25, 2011 and December 31, 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2011 and September 26, 2010; (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 25, 2011 and September 26, 2010; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Benson F. Smith
Benson F. Smith Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD A. MEIER
Richard A. Meier Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: October 25, 2011