Form 10-K
period 2011-12-31
TELEFLEX INC
filed 2012-02-24
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission file number 1-5353

TELEFLEX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	23-1147939
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

155 South Limerick Road, Limerick, Pennsylvania	19468
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 948-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $1 per share	New York Stock Exchange
Preference Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒      No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☒

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

Large accelerated filer ☒	Accelerated filer	☐	Non-accelerated filer ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (32,199,246 shares) on June 26, 2011 (the last business day of the registrant’s most recently completed fiscal second quarter) was $1,915,211,152(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

The registrant had 40,752,214 Common Shares outstanding as of February 13, 2012.

DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2012 Annual Meeting of Shareholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.

(1)	For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Information Concerning Forward-Looking Statements

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates, interest rates and sovereign debt issues; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A “Risk Factors” in this Annual Report on Form 10-K. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

PART I

ITEM 1. BUSINESS

Teleflex Incorporated is referred to herein as “we,” “us,” “our,” “Teleflex” and the “Company.”

THE COMPANY

Teleflex is a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. To achieve this mission, Teleflex is committed to the following: investing in technology and developing our pipeline; leveraging and building our core franchises and distribution channels; attracting, developing and retaining talented employees around the world; and continuing to build financial strength by expanding our margins and maintaining strong cash flow all in an effort to successfully grow our reputation as a solid investment and a profitable, strong employer. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We sell our products to hospitals and healthcare providers in more than 130 countries through a combination of our direct sales force and distributors. Our products are used in a wide variety of markets and are not dependent upon any one end-market or procedure.

We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies through:

•	the development of new products and product line extensions;

•	the investment in new technologies and broadening their applications;

•	the expansion of the use of existing products in existing markets, as well as in new geographic markets;

•	leveraging our direct sales force and distribution network with new products, manufacturing and distribution facility rationalization and achieving economies of scale as we continue to expand; and

•

the potential broadening of our product portfolio through select acquisitions, licensing arrangements and partnerships that enhance, extend or expedite our development initiatives or our ability to increase our market share.

Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to consistently bring cost effective, innovative products to market that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing new, innovative products for existing and new therapeutic applications as well as enhancements to, and line extensions of, existing products. We introduced over 20 new products and line extensions during 2011. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I and Class II devices, which require 510(k) clearance by the FDA for sale in the United States. We believe the 510(k) clearance expedites the process of introducing new products and reduces our research and development costs and risks as compared to the process that would be required for Class III devices.

Over the past several years we have focused on transitioning into a pure-play medical technology company through an extensive acquisition and divestiture program. We significantly changed the composition of our portfolio of businesses, expanding our presence in the medical technology industry, while divesting all of our businesses serving the aerospace and commercial markets, including the sale of our cargo systems and container businesses on December 2, 2011, a part of our former Aerospace Segment, and the sale of our marine business on March 22, 2011, a part of our former Commercial Segment. Our cargo systems, cargo container and marine businesses are classified as discontinued operations in our consolidated financial statements incorporated by reference herein.

OUR BUSINESS

As of December 31, 2011, Teleflex is entirely focused on healthcare and operates as a diversified, global medical technology company. We provide a broad-based platform of products, which we categorize into four groups: Critical Care, Surgical Care, Cardiac Care and OEM and Development Services.

Net Revenues

The following table sets forth our net revenues for 2011, 2010 and 2009 by product category.

	2011	2010	2009
	(Dollars in thousands)
Critical Care	$1,004,126	$943,367	$939,390
Surgical Care	277,440	262,683	260,666
Cardiac Care	79,961	70,559	70,770
OEM and Development Services	166,331	154,214	149,829
Other	1,053	2,459	14,230

Total net revenues	$1,528,911	$1,433,282	$1,434,885

Our products generally serve three end-markets; hospitals and healthcare providers, medical device manufacturers and home health. These markets are influenced by a number of factors, including demographics, utilization and reimbursement patterns. The following table sets forth the percentage of net revenues for 2011, 2010 and 2009 by end market.

	2011	2010	2009
Hospitals / Healthcare Providers	81%	82%	83%
Medical Device Manufacturers	11%	11%	10%
Home Health	8%	7%	7%

We sell and market our products in over 130 countries through a combination of our direct sales force and independent distributors. The following table sets forth the percentage of net revenues (based on business unit location) for 2011, 2010 and 2009 derived from the major geographic areas we serve.

	2011	2010	2009
United States	52%	55%	55%
Europe, Middle East and Africa	36%	35%	36%
Asia, Latin America and, Canada	12%	10%	9%

Additional geographic information is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

We operate 23 manufacturing sites, with major manufacturing operations located in the Czech Republic, Malaysia, Mexico and the United States.

Critical Care

We are a leading provider of specialty products for critical care, which is predominantly comprised of single-use products. The large majority of sales for single-use products are made to the hospital/healthcare provider market, with a smaller percentage sold to alternate sites.

Critical Care is our largest product group representing 66% of net revenues. Our products are used in a wide range of critical care procedures for vascular access, anesthesia and airway management, respiratory care, treatment of urologic conditions and other specialty procedures.

Vascular Access Products

Our vascular access products, which accounted for 44 percent of our Critical Care net revenues in 2011, are generally catheter-based products used in a variety of clinical procedures to facilitate multiple critical care therapies including the administration of intravenous medications, other therapies and the measurement of blood pressure and taking of blood samples through a single puncture site.

Our vascular access catheters and related devices consist principally of central venous access catheters such as the following:

•	the ARROW multi-lumen catheter, a catheter equipped with three or four channels, or lumens;

•	ARROW double-and single-lumen catheters, which are designed for use in a variety of clinical procedures;

•

the ARROW pressure injectable central venous catheter, or CVC, which gives clinicians who perform contrast-enhanced CT scans the option of using an indwelling pressure injectable ARROW CVC without having to insert another catheter for their scan;

•	ARROW percutaneous sheath introducers, which are used to insert cardiovascular and other catheterization devices into the vascular system during critical care procedures; and

•

ARROW arterial catheterization sets, which facilitate arterial pressure monitoring and blood withdrawal for glucose, blood-gas and electrolyte measurement in a wide variety of critical care and intensive care settings.

Many of our vascular access catheters are treated with the ARROWg+ard or ARROWg+ard Blue Plus antimicrobial surface treatments to reduce the risk of catheter related bloodstream infection. ARROWg+ard Blue Plus provides antimicrobial treatment of the interior lumens and hubs of each catheter.

We also provide a range of peripherally inserted central catheters, or PICCs, which are soft, flexible catheters inserted in the upper arm and advanced into the superior vena cava that are used to administer various types of intravenous medications and therapies. Our offerings include a pressure injectable peripherally inserted catheter which addresses the therapeutic need for a catheter that can withstand the higher pressures required by the injection of contrast media for CT scans. The two newest additions to the PICC portfolio in the United States include:

•	ARROWEVOLUTION PICC with Chlorag+ard technology, a pressure-injectable PICC treated with a chlorhexidine-based solution from tip to hub on both the inner and outer lumen surfaces; and

•

ARROW’s VasoNova catheter tip location system, which collects data from its single use biosensor and uses a proprietary ECG and Doppler algorithm to accurately confirm catheter location in the vasculature. The biosensor can be used with any suitable diameter CVC or PICC catheter. It is FDA cleared as an alternative to chest x-ray confirmation, shortening hospital stays and lowering costs associated with catheter insertion procedures.

Introduced in 2010, Chlorag+ard is our newest coating technology for use on some peripherally inserted central catheters, providing a reduction in colonization of pathogens responsible for causing catheter-related bloodstream infections for up to 30 days.

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

Anesthesia and Airway Management

Our anesthesia and airway management products, which accounted for 22 percent of our Critical Care product net revenues in 2011, include single-use devices used in the administration of general and regional anesthesia. Teleflex airway management products include endotracheal tubes, oral and nasal airways, laryngoscopes, face masks, anesthesia circuits and laryngeal masks, which are used to maintain a patent airway for patients under general anesthesia. In 2011 we continued global efforts to expand the market for our ISIS HVT endotracheal tube. The Teleflex ISIS HVT is the first convertible endotracheal tube that increases access to the clinical best practice of subglottic secretion suctioning, which has been shown to aid in the prevention of early onset ventilator-associated pneumonia (VAP). We also continued the expansion of our market share in the EMEA region (Europe, the Middle East and Africa) with the Crystal Clear Plus and TracFlex Plus tracheostomy products and the SureSeal laryngeal mask with Cuff Pilot.

Our regional anesthesia or acute pain management products include epidural catheters and trays, spinal needles and trays and peripheral nerve block needles/ catheters and trays. Peripheral nerve block products provide pain relief during and after orthopedic surgical procedures and help clinicians better manage each patient’s pain. We offer the first stimulating continuous nerve block catheter, the ARROW StimuCath, which confirms the positive placement of the catheter next to the nerve. The ARROW Flex Tip Plus continuous epidural catheter features a soft, flexible tip that helps reduce the incidence of complications, such as transient paresthesia (a sensation of tingling, pricking, or numbness of a person’s skin) and inadvertent penetration of blood vessels or the dura, while improving the clinician’s ability to thread the catheter into the epidural space. Our ARROW TheraCath epidural catheter, with high compression strength for direction-ability and enhanced radiopacity (the ability to stop the passage of x-rays), was designed for pain management procedures where increased steer-ability is important. Additional integral components create a range of standard and custom procedural kits. In 2009, we introduced a new line of kits designed for administration of spinal anesthesia, marketed under the ARROW SureBlock Spinal Anesthesia brand name. In 2011, we introduced the ARROW StimuQuik ECHO single-shot PNB needles which feature 5 grooved rings at the distal end of the needle to help clinicians identify the tip of the needle under ultrasound. Also in 2011, we commenced distribution of the StimPod line of nerve stimulators in the United States and Canada, which provide clinicians with audiovisual feedback to help facilitate needle and catheter placement.

Respiratory Care

Teleflex’s respiratory products accounted for 18 percent of our Critical Care product net revenues in 2011. These products are used in a variety of clinical settings including hospitals, long-term care facilities, rehabilitation centers and patients’ homes to treat respiratory ailments such as chronic obstructive pulmonary disease (COPD), pneumonia, cystic fibrosis and asthma. We market respiratory products under the Hudson RCI, Gibeck, Voldyne, MicroMist and ConchaTherm brand names.

Our respiratory portfolio includes:

•	oxygen therapy products, including oxygen masks, cannulas, humidifiers and tubing;

•	aerosol therapy products, including small volume nebulizers, peak flow meters, aerosol chambers and large volume nebulizers;

•	spirometry products, including incentive breathing exercisers; and

•	ventilation management products, including ventilator circuits, humidification devices and bacteria/virus filters.

ConchaTherm Neptune, a key product within our respiratory portfolio, is a heated humidifier that features an adjustable airway temperature and temperature gradient control that allows for customized treatment to improve caregiver efficiency, maximize patient outcomes and enhance the quality of care. The universal design allows for use in invasive and non-invasive applications, including high flow oxygen therapy, an emerging technology for the treatment of respiratory disorders.

A new addition to the Teleflex respiratory portfolio is the Gibeck® Humid-Flo 72-Hour Integrated Kit, which includes all of the components necessary to initiate passive humidification and promote best practices to help reduce the risk of VAP. The Gibeck Humid-Flo Heat & Moisture Exchanger (HME) is validated, through our internal testing, to remain in-line during the first 3 days of mechanical ventilation, reducing circuit breaks and enabling adherence to clinical practice guidelines designed to maximize clinical outcomes while reducing costs.

Another key product within our respiratory portfolio is the Hudson RCI Softech nasal cannula line, which features an exceptionally soft material, resulting in greater comfort for patients receiving long-term oxygen therapy. This recently expanded product line includes the Comfort Fit™ cannula with cushions, designed to relieve chafing and pressure around a patient’s ears in the Critical Care environment. The Comfort Fit cannula offering helps hospitals reduce the risk of hospital acquired pressure ulcers (HAPU), a preventable hospital acquired condition (HAC) the treatment of which will no longer be reimbursed by insurance providers.

Urology

Our line of urology products, which accounted for 16 percent of our Critical Care product net revenues in 2011, provides bladder management for patients in the hospital and home care markets. Our product portfolio consists principally of a wide range of catheters (including Foley, intermittent, external and suprapubic), urine collectors, catheterization accessories and products for operative endurology marketed under the Rusch brand name.

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

Home care markets are subject to local and regional reimbursement regulations that can impact volumes and pricing. For example, in the United States, reimbursement regulations were implemented in 2008 that permit reimbursement for up to 200 catheters per month, replacing the previous limit of four catheters per month. The change promoted a shift from re-useable catheters, with their inherent risk of infections, to single-use intermittent catheters. Sales of our intermittent catheters in the United States have benefited from this change in reimbursement policy.

Surgical Care

Surgical Care, which is predominantly comprised of single-use products, represented 18 percent of net revenues in 2011. Our surgical products include: ligation and closure products, including appliers, clips and sutures used in a variety of surgical procedures; access ports used in minimally invasive surgical procedures, including robotic surgery; and fluid management products used for chest drainage. Our surgical products also include hand-held instruments for general and specialty surgical procedures. We market surgical products under the Deknatel, Pleur-evac, Pilling, Taut and Weck brand names.

Hem-o-lok, a significant part of the Weck portfolio, is a unique locking polymer ligation clip that combines the security of a suture with the speed of a metal clip for open and laparoscopic surgery. Hem-o-lok clips have special applications in robotic, laparoscopic and cardiovascular surgery.

Recently introduced products include Deklene Maxx, a line of high performing polypropelene sutures utilized extensively in Cardiovascular surgery, continued upgrades to the Taut laparoscopic access ports to incorporate a Universal Seal design, and improvements to the chest drainage line to expand capabilities to a broader range of facilities with low-flow technology.

Cardiac Care

Cardiac Care products accounted for approximately 5 percent of net revenues in 2011. Products in this category include diagnostic catheters and capital equipment. Our diagnostic catheters include thermodilution and wedge pressure catheters; specialized angiographic catheters, such as Berman and Reverse Berman catheters; therapeutic delivery catheters, such as temporary pacing catheters; sheaths for femoral and trans-radial aortic access used in diagnostic and therapeutic procedures; and intra-aortic balloon, or IAB, catheters. Capital equipment includes our intra-aortic balloon pump, or IABP, consoles. IABP products are used to augment oxygen delivery to the cardiac muscle and reduce the oxygen demand after cardiac surgery, serious heart attack or interventional procedures.

The IAB and IABP product lines feature the AutoCAT 2 WAVE console and the FiberOptix catheter, which together utilize fiber optic technology for arterial pressure signal acquisition and enable the patented WAVE timing algorithm to support the broadest range of patient heart rhythms, including severely arrhythmic patients.

OEM and Development Services

Customized extrusion, performance fibers and devices sold to original equipment manufacturers, or OEMs, represented 11 percent of our net revenues in 2011. Teleflex Medical OEM designs and delivers products that touch nearly every organ and system in the human body. We are known for our expertise and comprehensive product development and outsourcing services, which include design, engineering, regulatory affairs, prototyping, manufacturing, assembly and packaging.

Our OEM products, which are marketed under the Beere Medical, KMedic, SMD, Deknatel, and TFX OEM brand names, encompass custom-configured extrusion, introducer systems, specialty sutures, resins, yarns, surgical instruments for orthopedic and spinal procedures and micro-machined fixation devices and components.

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

Over the past several years, we have significantly changed the composition of our portfolio of businesses, expanding our presence in the medical device industry, while divesting all of our businesses serving the aerospace and commercial markets. The most significant of these transactions occurred in 2007 with our acquisition of ARROW International, a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, and the divestiture of our automotive and industrial businesses. Our acquisition of ARROW significantly expanded our single-use product offerings for critical care, enhanced our global footprint and added to our research and development capabilities. With the divestitures of our marine business and cargo container and systems businesses in 2011, we have become exclusively a medical device company.

We expect to continue to increase the relative composition of our business through a combination of portfolio management and organic growth initiatives. From time to time, we explore and engage in discussions regarding acquisitions that would augment our existing technology platform.

GOVERNMENT REGULATION

Government agencies in a number of countries regulate our products and the products sold by our customers that incorporate our products. The U.S. Food and Drug Administration and government agencies in other countries regulate the approval, manufacturing, sale and marketing of many of our healthcare products. For more information, see Item 1A. “Risk Factors.”

COMPETITION

The medical device industry is highly competitive. We compete with many companies, ranging from small start-up enterprises to companies that are larger and more established than us with access to significant financial resources. Furthermore, extensive product research and development and rapid technological advances characterize the market in which we compete. We must continue to develop and acquire new products and technologies for our businesses to remain competitive. We believe that we compete primarily on the basis of clinical superiority and innovative features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness. Our competitors include C. R. Bard, Inc., Covidien and CareFusion.

SALES AND MARKETING

Our products are sold directly to hospitals, healthcare providers, distributors and to original equipment manufacturers of medical devices through our own sales forces and through independent representatives and independent distributor networks.

BACKLOG

Most of our products are sold to hospitals or healthcare providers on orders calling for delivery within a few days or weeks, with longer order times for products sold to medical device manufacturers. Therefore, our backlog of orders is not indicative of probable revenues in any future 12-month period.

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

SUPPLIERS AND MATERIALS

Materials used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used or components supplied for our overall operations. Most of the materials and components we use are available from multiple sources, and where practical, we attempt to identify alternative suppliers. Volatility in commodity markets, particularly steel and plastic resins, can have a significant impact on the cost of producing certain of our products. We may not be able to successfully pass these cost increases through to all of our customers, particularly original equipment manufacturers.

RESEARCH AND DEVELOPMENT

We are engaged in both internal and external research and development. Our research and development costs principally relate to our efforts to bring innovative new products to the markets we serve, and our efforts to enhance the clinical value, ease of use, safety and reliability of our existing product lines. Our research and development efforts support our strategic objectives to provide safe and effective products that reduce infections, improve patient and clinician safety, enhance patient outcomes and enable less invasive procedures.

We also acquire or license products and technologies that are consistent with our strategic objectives and enhance our ability to provide a full range of product and service options to our customers.

SEASONALITY

Portions of our revenues are subject to seasonal fluctuations. Incidence of flu and other disease patterns as well as the frequency of elective medical procedures affect revenues related to single-use products.

EMPLOYEES

We employed approximately 11,500 full-time and temporary employees at December 31, 2011. Of these employees, approximately 3,300 were employed in the United States and 8,200 in countries outside of the United States. Less than 5% percent of our employees in the United States were covered by union contracts. We also have collective-bargaining arrangements or union contracts that cover employees in other countries. We believe we have good relationships with our employees.

INVESTOR INFORMATION

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Copies of such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

You can access financial and other information about us in the Investors section of our website, which can be accessed at www.teleflex.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The information on our website is not part of this annual report on Form 10-K. The reference to our website address is intended to be an inactive textual reference only.

We are a Delaware corporation incorporated in 1943. Our executive offices are located at 155 South Limerick Road, Limerick, PA 19468. Our telephone number is (610) 948-5100.

EXECUTIVE OFFICERS

The names and ages of all of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Benson F. Smith	64	Chairman, President, Chief Executive Officer and Director
Richard A. Meier	52	Executive Vice President and Chief Financial Officer
Laurence G. Miller	57	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary

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

Mr. Meier joined Teleflex as Executive Vice President and Chief Financial Officer in January 2010. Prior to joining Teleflex, Mr. Meier held various executive-level positions with Advanced Medical Optics, Inc., a global ophthalmic medical device company, from April 2002 to May 2009. He most recently served as President and Chief Operating Officer of Advanced Medical Optics from November 2007 to May 2009. Before joining Advanced Medical Optics, Mr. Meier worked at Valeant Pharmaceuticals (ICN Pharmaceuticals), a company specializing in specialty pharmaceuticals from 1998 through 2002 where he held various executive positions, including Executive Vice President and Chief Financial Officer.

Mr. Miller has been Executive Vice President, General Counsel and Secretary since February 2008 and has also served as Chief Administrative Officer since April 26, 2011. From November 2004 to February 2008, Mr. Miller was Senior Vice President, General Counsel and Secretary. From November 2001 until November 2004, he was Senior Vice President and Associate General Counsel for the Food & Support Services division of Aramark Corporation, a diversified management services company providing food, refreshment, facility and other support services for a variety of organizations.

Our officers are elected annually by our board of directors. Each officer serves at the discretion of the board.

ITEM 1A.    RISK FACTORS

We are subject to risks that could adversely affect our business, financial condition and results of operations. These risks include, but are not limited to the following:

We face strong competition. Our failure to successfully develop and market new products could adversely affect our business.

The medical device industry is highly competitive. We compete with many domestic and foreign medical device companies ranging from small start-up enterprises that might sell only a single or limited number of competitive products or compete only in a specific market segment, to companies that are larger and more established than us with access to significantly greater financial and marketing resources and that participate in numerous markets.

In addition, the medical device industry is characterized by extensive product research and development and rapid technological advances. The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and enhance existing products. Our product development efforts may require us to make substantial investments. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products, such as our inability to:

•	identify viable new products;

•	obtain adequate intellectual property protection;

•	gain market acceptance of new products; or

•	successfully obtain regulatory approvals.

In addition, our competitors currently may be developing, or may develop in the future, products that are more effective than those that we currently offer or subsequently develop. Our failure to successfully develop and market new products or enhance existing products could reduce our revenues and margins, which would have an adverse effect on our business, financial condition and results of operations.

Our customers depend on third party coverage and reimbursement and the failure of healthcare programs to provide coverage and reimbursement, or the reduction in levels of reimbursement, for our medical products could adversely affect us.

The ability of our customers to obtain coverage and reimbursements for our products is important to our business. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Even when we develop or acquire a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third party payors. Internationally, healthcare reimbursement systems vary significantly, with medical centers in some countries having fixed budgets, regardless of the level of patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for many of our medical products could be adversely affected.

We cannot be sure that third party payors will maintain the current level of coverage and reimbursement to our customers for use of our existing products. Adverse coverage determinations or any reduction in the amount of reimbursement could harm our business by altering the extent to which potential customers select our products and the prices they are willing to pay. In addition, as a result of their purchasing power and continually rising healthcare costs, third party payors are implementing cost cutting measures such as seeking discounts, price reductions or other incentives from medical products suppliers and imposing limitations on coverage and reimbursement for medical technologies and procedures. These trends could compel us to reduce prices for our existing products and potential new products and could cause a decrease in the size of the market or a potential increase in competition that could negatively affect our business, financial condition and results of operations.

We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us and recalls, which may adversely affect our results of operations and financial condition. Furthermore, as a medical device company, we face an inherent risk of damage to our reputation if one or more of our products are, or are alleged to be, defective.

Our businesses expose us to potential product liability risks that are inherent in the design, manufacture and marketing of our products. In particular, our medical device products are often used in surgical and intensive care settings with seriously ill patients. In addition, many of our products are designed to be implanted in the human body for varying periods of time. Product defects or inadequate disclosure of product-related risks with respect to products we manufacture or sell could result in injury to, or death of, the patient. Product liability and warranty claims often involve very large or indeterminate amounts, including punitive damages. The magnitude of the potential losses relating to product liability lawsuits may remain unknown for substantial periods of time, and the cost to defend against any such litigation may be significant. We could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of our products are, or are alleged to be, defective, we may voluntarily participate, or be required by regulatory authorities to participate, in a recall of that product. In the event of a recall, we may experience lost sales and be exposed to individual or class-action litigation claims. Moreover, our reputation could be damaged if one or more of our products are, or are alleged to be, defective. Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation, which may require us to incur significant expenses to ensure compliance. Our failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition.

Our products are classified as medical devices and are subject to extensive regulation in the United States by the FDA and by comparable government agencies in other countries. The regulations govern the development, design, approval, manufacturing, labeling, importing and exporting and sale and marketing of many of our products. Moreover, these regulations are subject to future change. Failure to comply with applicable regulations could lead to manufacturing shutdowns, product shortages, delays in product manufacturing, product seizures, recalls, operating restrictions, withdrawal or suspension of required licenses, and prohibitions against exporting of products to, or importing products from, countries outside the United States. We could be required to expend significant financial and human resources to remediate failures to comply with applicable regulations and quality assurance guidelines. In addition, civil and criminal penalties, including exclusion under Medicaid or Medicare, could result from regulatory violations. Any one or more of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Even after a product has received marketing approval or clearance, such product approval or clearance by the FDA can be withdrawn or limited due to unforeseen problems with the device or integrity issues relating to the marketing application. Later discovery of violations of FDA requirements for medical devices could result in FDA enforcement actions, including warning letters, fines, delays or suspensions of regulatory clearances, product seizures or recalls, injunctions, advisories or other field actions, and/or operating restrictions. Medical devices are cleared or approved for one or more specific intended uses. Promoting a device for an off-label use could result in government enforcement action.

Furthermore, our facilities are subject to periodic inspection by the FDA and other federal, state and foreign governmental authorities, which require manufacturers of medical devices to adhere to certain regulations, including the Quality System Regulation which requires testing, complaint handling, periodic audits, design controls, quality control testing and documentation procedures. The FDA may also inspect for compliance with Medical Device Reporting Regulation, which requires manufacturers to submit reports to FDA of certain adverse events or malfunctions, and whether the facilities have submitted notifications of product recalls or other corrective actions in accordance with FDA regulations. Issues identified during such periodic inspections may result in warning letters, manufacturing shutdowns, product shortages, product seizures or recalls, fines and delays in product manufacturing, and may require significant resources to resolve.

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with restructuring, realignment, cost reduction and other strategic initiatives.

Over the past few years we have implemented several restructuring, realignment and cost reduction initiatives, including the realignment of our North American organizational structure, facility consolidations and reductions in our workforce. While we have started to realize the efficiencies of these actions, we may not fully realize the anticipated benefits of these initiatives. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. We may also experience unanticipated difficulties or delays in implementing these measures, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic goals and business plans may be adversely affected.

In addition, as part of our efforts to increase operating efficiencies, we plan to commence efforts in 2012 to begin transitioning our businesses to a single enterprise resource planning, or ERP, system. In the event we encounter any problems with this transition, we could experience business disruptions, which could adversely affect customer relationships and divert the attention of management away from daily operations. In addition, any delays in the implementation of the ERP system could cause us to incur additional unexpected costs. Should we experience such difficulties, our business, cash flows and results of operations could be adversely affected.

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

Our ability to attract, retain, train and develop key employees is important to our success.

Our success depends, in part, on our ability to continue to retain our key personnel, including our executive officers and other members of our senior management team. Our success also depends, in part, on our ability to attract, retain, train and develop other key employees, including research and development, sales, marketing and operations personnel. Achieving this objective may be difficult due to many factors, including:

•	the intense competition for skilled personnel in our industry;

•	fluctuations in global economic and industry conditions;

•	changes in our organizational structure;

•	restructuring initiatives we may engage in;

•	competitors’ hiring practices; and

•	the effectiveness of our compensation programs.

If we are unable to attract, retain, train and develop such personnel in sufficient numbers and on a timely basis, we may experience difficulty in implementing our business strategy, which could have an adverse effect on our results of operations and financial condition.

An interruption in our manufacturing operations or our supply of raw materials may adversely affect our business.

Many of our key products are manufactured at single locations, and the availability of alternate facilities is limited. If an event occurs that results in damage to one or more of our facilities, we may not be able to timely manufacture the relevant products at previous levels or at all. In addition, in the event of delays or cancellations in shipments of raw materials by our suppliers, we may not be able to timely manufacture the affected products at previous levels or at all. Furthermore, in the event of a disruption in our supply of certain components or materials, the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products, could delay or otherwise impair our ability to establish additional or replacement sources for these components or materials on a timely basis. A reduction or interruption in manufacturing, or our inability to secure suitable alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations and financial condition.

The ongoing volatility in the domestic and global financial markets, including the European sovereign debt crisis, combined with a continuation of constrained global credit markets could adversely impact our operating results, financial condition and liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including the economic slowdown and disruption of credit markets in recent years. In particular, the European sovereign debt crisis and its collateral effects on global financial markets may have a negative impact on our business. The credit and capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions have caused customers to reduce, delay or cancel purchases of our products and services. While recent economic indicators suggest improvement in the United States and global economy, we cannot predict the duration or extent of any economic recovery or the extent to which our customers will return to more normalized spending behaviors. If the recessionary conditions return, our customers may terminate existing purchase orders or reduce the volume of products or services they purchase from us in the future.

Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our accounts payable or reducing the maximum amount of trade credit available to us. These types of actions could significantly affect our liquidity and could have a material adverse effect on our results of operations.

Additionally, our customers, particularly in the European region, have extended or delayed payments for products and services already provided, which may lead to collectability concerns regarding our accounts receivable from these customers. Although we maintain allowances for doubtful accounts to cover the estimated losses which may occur when customers cannot make their required payments, we cannot be assured that we will continue to experience the same loss rate in the future given the volatility in the worldwide economy. If our allowance for doubtful accounts is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our operating results. Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.

In addition, the amount of goodwill and other intangible assets on our consolidated balance sheet have increased significantly in recent years, primarily as a result of the acquisition of ARROW International in 2007. Adverse economic and financial market conditions may result in future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which would not directly affect our liquidity but could have a material adverse effect on our reported financial results.

We are subject to healthcare fraud and abuse laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

We are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully offering or paying remuneration to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs, or soliciting payment for such referrals, purchases, orders and recommendations;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from Medicare, Medicaid, or other third-party payors;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibit schemes to defraud any healthcare benefit program and false statements relating to healthcare matters; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.

Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “Healthcare Reform Act”), imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

In addition, there has been a recent trend of increased federal and state regulation of payments made to healthcare providers. Some states, such as California, Massachusetts and Vermont, mandate implementation of compliance programs that include the tracking and reporting of gifts, compensation for consulting and other services, and other remuneration to healthcare providers. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements and may result in increased compliance costs, which could adversely impact our results of operations.

Health care reform may have a material adverse effect on our industry and our business.

Political, economic and regulatory developments have effected fundamental changes in the healthcare industry. The Healthcare Reform Act, enacted in March 2010, substantially changes the way health care is financed by both government and private insurers, encourages improvements in the quality of health care items and services, and significantly impacts the U.S. pharmaceutical and medical device industries. Among other things, the Healthcare Reform Act:

•

establishes a 2.3% deductible excise tax on sales of medical devices with respect to any entity that manufactures or imports certain medical devices offered for sale in the United States, beginning in 2013;

•	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•

implements payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models, beginning on or before January 1, 2013; and

•	creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

We currently estimate the impact of the 2.3% deductible excise tax to be approximately $15.0 million annually, beginning in 2013. However, we cannot predict at this time the full impact of the Healthcare Reform Act or other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flow.

We depend upon relationships with physicians and other health care professionals.

Research and development for some of our products is dependent on our maintaining strong working relationships with physicians and other health care professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development and use of our products. Physicians assist us as researchers, product consultants, inventors and public speakers. If we fail to maintain our working relationships with physicians and receive the benefits of their knowledge and advice, our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with our non-U.S. operations.

We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations outside the United States in a number of countries, including Canada, Belgium, the Czech Republic, France, Germany, Ireland, Malaysia, Mexico, and Singapore. As of December 31, 2011, approximately 37% of our net property, plant and equipment was located outside the United States. In addition, in 2011, approximately 48% of our net revenues (based on business unit location) were derived from operations outside the United States. Approximately 71% of our full-time and temporary employees as of December 31, 2011 were employed in countries outside of the United States.

Our international operations are subject to risks inherent in doing business outside the United States, including:

•	exchange controls, currency restrictions and fluctuations in currency values;

•	trade protection measures;

•	potentially costly and burdensome import or export requirements;

•	laws and business practices that favor local companies;

•	changes in non-U.S. medical reimbursement policies and procedures;

•	subsidies or increased access to capital for firms that currently are or may emerge as competitors in countries in which we have operations;

•	substantial foreign tax liabilities, including potentially negative consequences from changes in tax laws;

•	restrictions and taxes related to the repatriation of foreign earnings;

•	differing labor regulations;

•	additional U.S. and foreign government controls or regulations;

•	difficulties in the protection of intellectual property; and

•	unsettled political and economic conditions and possible terrorist attacks against American interests.

In addition, the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, these measures may not always prevent reckless or criminal acts by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations. We also could suffer severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions.

Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we train our employees and contractually obligate our distributors to comply with these regulations, we cannot assure that a violation will not occur, whether knowingly or inadvertently. Failure to comply with these rules and regulations may result in substantial penalties, including fines and enforcement actions and civil and criminal sanctions, the disgorgement of profits and the imposition of a court-appointed monitor, as well as the denial of export privileges and debarment from participation in U.S. government contracts.

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

Many of our products have significant plastic resin content. We also use quantities of other commodities, such as aluminum. Increases in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers, particularly with respect to those products we sell under group purchase agreements, which could have a material adverse effect on our results of operations and cash flows.

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

In addition, unfavorable results of tax audits and changes in tax laws in jurisdictions in which we operate could adversely affect our results of operations and cash flows.

Our technology is important to our success, and our failure to protect our intellectual property rights could put us at a competitive disadvantage.

We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries to protect our proprietary rights. Although we own numerous U.S. and foreign patents and have submitted numerous patent applications, we cannot assure you that any pending patent applications will issue, or that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged, invalidated or circumvented by third parties. In addition, we rely on confidentiality and non-disclosure agreements with employees and take other measures to protect our know-how and trade secrets. The steps we have taken may not prevent unauthorized use of our technology by competitors or other persons who may copy or otherwise obtain and use these products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. There is no guarantee that current and former employees, contractors and other parties will not breach their confidentiality agreements with us, misappropriate proprietary information or copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Moreover, there can be no assurance that others will not independently develop the know-how and trade secrets or develop better technology than our own, which could reduce or eliminate any competitive advantage we have developed. Our inability to protect our proprietary technology could adversely affect our business.

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

We also are party to various lawsuits and claims arising in the normal course of business involving, among other things, contracts, intellectual property, import and export regulations, employment and environmental matters. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition and results of operations. While we do not believe that any litigation in which we are currently engaged would have such an adverse effect, the outcome of litigation, including regulatory matters, is often difficult to predict, and we cannot assure that the outcome of pending or future litigation will not have a material adverse effect on our business, financial condition or results of operations.

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

These laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or will not adversely affect our financial condition and results of operations. Moreover, we may become subject to additional environmental claims, which may include claims for personal injury or cleanup, based on our past, present or future business activities, which could also adversely affect our financial condition and results of operations.

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

For the fiscal year ended December 31, 2011, approximately 4% of our net revenues were generated by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements in foreign jurisdictions. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.

Our substantial indebtedness could adversely affect our business, financial condition or results of operations.

As of December 31, 2011, we had total consolidated indebtedness of $959.8 million.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

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

Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition and results of operations.

Our debt agreements impose restrictions on our business, which could prevent us from capitalizing on business opportunities and taking some corporate actions and may adversely affect our ability to respond to changes in our business and manage our operations.

The credit agreement governing our credit facilities and the indenture governing our 6.875% senior subordinated notes contain covenants that, among other things, impose significant restrictions on our business. The restrictions that these covenants place on us and our restricted subsidiaries include limitations on our and their ability to:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	create liens;

•	pay dividends, make investments or make other restricted payments;

•	sell assets;

•	merge, consolidate, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	permit layering of debt;

•	designate subsidiaries as unrestricted; and

•	use the proceeds of permitted sales of our assets.

In addition, the credit agreement governing our credit facilities also contains financial covenants. A breach of any covenants under any one or more of these debt agreements could result in a default, which if not cured or waived, could result in the acceleration of all our debts. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.

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

In August 2010, we issued $400 million in aggregate principal amount of convertible senior subordinated notes due 2017, which we refer to as the “Convertible Notes.” The Convertible Notes are convertible into shares of our common stock beginning on May 1, 2017, or earlier upon the satisfaction of certain conditions specified in the Convertible Note terms. See “Convertible Notes” under Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for a further discussion regarding the conversion terms of the Convertible Notes. If the Convertible Notes become eligible for conversion and one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional shares), we would be required to settle a portion of or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, if the method of settlement effective during the period reflected in the financial statements is cash settlement or combination settlement, we would be required under applicable accounting rules to reclassify all of the outstanding principal of the Convertible Notes as a current rather than long-term liability in such financial statements, which would result in a material reduction of our net working capital.

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

We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2011, we had outstanding approximately 40.7 million shares of our common stock, options to purchase approximately 1.1 million shares of our common stock (of which approximately 0.6 million were vested as of that date), approximately 0.3 million of restricted stock awards (which are expected to vest over the next three years) and approximately 23,000 shares of our common stock to be distributed from our deferred compensation plan. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon conversion of the Convertible Notes and upon the exercise of the warrants issued in connection with the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.

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

Certain provisions in the Convertible Notes and the indenture governing the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a “fundamental change,” as defined in the indenture, holders of the Convertible Notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a “make-whole fundamental change,” as defined in the indenture, we may be required to increase the conversion rate for holders who convert their notes in connection with such acquisition event. In either case, and in other cases, our obligations under the Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, and accordingly could reduce the market price of our common stock.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own or lease approximately 63 properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted therein.

Our major facilities are as follows:

Location	Square Footage	Owned or Leased
Haslet, TX	303,000	Leased
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	204,000	Owned
Durham, NC	199,000	Leased
Reading, PA	166,000	Owned
Chihuahua, Mexico	154,000	Owned
Research Triangle Park, NC	147,000	Owned
Kernen, Germany	145,000	Leased
Zdar nad Sazavou, Czech Republic	108,000	Owned
Tongeren, Belgium	108,000	Leased
Kamunting, Malaysia	102,000	Owned
Everett, MA	100,000	Leased
Tecate, Mexico	96,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Arlington Heights, IL	86,000	Leased
Kamunting, Malaysia	82,000	Leased
Kenosha, WI	77,000	Owned
Kernen, Germany	73,000	Owned
Wyomissing, PA	66,000	Leased
Jaffrey, NH	65,000	Owned
Bad Liebenzell, Germany	53,000	Leased
Ramseur, NC	52,000	Leased
Asheboro, NC	50,000	Leased

In addition to the properties listed above, we own or lease approximately 600,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Asia and Africa. We also own or lease several properties that are no longer being used in our operations, which we are actively marketing for sale or sublease. At December 31, 2011, four unused owned properties were classified as held for sale.

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

In addition, the Company is party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of December 31, 2011, the Company has recorded reserves of approximately $23.1 million in connection with such contingencies, representing our best estimate of the cost within the range of possible loss to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. (symbol “TFX”). Our quarterly high and low stock prices and dividends for 2011 and 2010 are shown below.

Price Range and Dividends of Common Stock

2011	High	Low	Dividends
First Quarter	$61.58	$53.05	$0.34
Second Quarter	$64.05	$56.59	$0.34
Third Quarter	$64.56	$49.40	$0.34
Fourth Quarter	$62.22	$50.50	$0.34

2010	High	Low	Dividends
First Quarter	$64.17	$54.74	$0.34
Second Quarter	$66.07	$53.21	$0.34
Third Quarter	$59.28	$47.92	$0.34
Fourth Quarter	$58.81	$49.79	$0.34

The terms of our senior credit facility and our 6.875% senior subordinated notes due 2019 limit our ability to repurchase shares of our stock and make payment of cash dividends. Under the most restrictive of these provisions, on an annual basis $326 million of retained earnings was available for dividends and stock repurchases at December 31, 2011. On February 22, 2012, the Board of Directors declared a quarterly dividend of $0.34 per share on our common stock, which is payable on March 16, 2012 to holders of record on March 5, 2012. As of February 22, 2012, we had approximately 713 holders of record of our common stock.

On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Through December 31, 2011, no shares have been purchased under this Board authorization. See “Stock Repurchase Programs” contained in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for more information.

Stock Performance Graph

The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. Since we are now purely a provider of medical technology products, we have selected the S&P 500 Healthcare Equipment & Supply Index and believe this is an appropriate benchmark against which to measure our stock performance. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2006 and that all dividends were reinvested.

MARKET PERFORMANCE

Comparison of Cumulative Five Year Total Return

Company / Index	2006	2007	2008	2009	2010	2011
Teleflex Incorporated	100	99	81	90	92	107
S&P 500 Index	100	105	66	84	97	99
S&P 500 Healthcare Equipment & Supply Index	100	105	76	98	96	95

ITEM 6. SELECTED	FINANCIAL DATA

The selected financial data in the following table includes the results of operations for acquired companies from the respective date of acquisition, including ARROW International from October 1, 2007. See note (3) below for a description of special charges included in the 2008 and 2007 financial results.

	2011	2010		2009		2008		2007
	(Dollars in thousands, except per share)
Statement of Income Data(1):
Net revenues	$1,528,911	$1,433,282		$1,434,885		$1,475,621		$1,020,558
Income from continuing operations before interest, loss on extinguishments of debt and taxes	$233,173	$233,392		$250,228		$209,016	(3)	$89,039	(3)
Income (loss) from continuing operations	$121,703	$89,690	(2)	$126,589		$60,883	(3)	$(74,676	)(3)
Amounts attributable to common shareholders for income (loss) from continuing operations	$120,682	$88,829	(2)	$125,957		$60,442	(3)	$(74,803	)(3)
Per Share Data(1):
Income (loss) from continuing operations —basic	$2.98	$2.23	(2)	$3.17		$1.53		$(1.91)
Income (loss) from continuing operations —diluted	$2.96	$2.21	(2)	$3.15		$1.52		$(1.91)
Cash dividends	$1.36	$1.36		$1.36		$1.34		$1.245
Balance Sheet Data:
Total assets	$3,924,103	$3,643,155		$3,839,005		$3,926,744		$4,187,997
Long-term borrowings, less current portion	$954,809	$813,409		$1,192,491		$1,437,538		$1,540,902
Shareholders’ equity	$1,980,588	$1,783,376		$1,580,241		$1,246,455		$1,328,843
Statement of Cash Flows Data(1):
Net cash provided by operating activities from continuing operations	$103,130	$151,635	(5)	$120,101	(5)	$70,464	(5)	$172,284
Net cash provided by (used in) investing activities from continuing operations	$300,218	$151,427		$287,334		$(16,816)		$(1,459,241)
Net cash (used in) provided by financing activities from continuing operations	$(5,159)	$(335,499)		$(401,918)		$(180,327)		$1,111,475
Free cash flow(4)	$58,043	$121,594		$93,759		$45,914		$139,596

Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)	Amounts exclude the impact of certain businesses which have been presented in our consolidated financial results as discontinued operations.

(2)	Includes a $29.7 million, net of tax, or a $0.74 per share loss (basic and diluted) on extinguishments of debt.

(3)	The table below sets forth the effect of certain items on our results for 2008 and 2007. These are (i) the write-off of in-process R&D acquired in connection with the ARROW acquisition, (ii) the write-off of a fair value adjustment to inventory acquired in the ARROW acquisition, (iii) a tax adjustment related to repatriation of cash from foreign subsidiaries and a change in position regarding untaxed foreign earnings, and (iv) the write-off of deferred financing costs in connection with the repayment of a portion of our long-term debt.

	2008 Impact		2007 Impact
	Income from Continuing Operations Before Interest, Loss on Extinguishments of Debt and Taxes	Income from Continuing Operations	Income from Continuing Operations Before Interest, Loss on Extinguishments of Debt and Taxes	Loss from Continuing Operations
	(Dollars in thousands)
(i) In-process R&D write-off	$—	$—	$30,000	$30,000
(ii) Write-off of inventory fair value adjustment	$6,936	$4,449	$28,916	$18,550
(iii) Tax adjustment related to untaxed unremitted earnings of foreign subsidiaries	$—	$—	$—	$80,910
(iv) Write-off of deferred financing costs	$—	$—	$4,803	$3,405

(4)	Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities from continuing operations. Free cash flow is considered a non-GAAP financial measure. We use this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and to evaluate period-to-period comparisons. This financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management believes that free cash flow is a useful measure to investors because it facilitates an assessment of funds available to satisfy current and future obligations, pay dividends and fund acquisitions. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations, such as debt service, that are not deducted from the measure. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. The following is a reconciliation of free cash flow to the most comparable GAAP measure.

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Net cash provided by operating activities from continuing operations	$103,130	$151,635	$120,101	$70,464	$172,284
Less: Capital expenditures	45,087	30,041	26,342	24,550	32,688

Free cash flow	$58,043	$121,594	$93,759	$45,914	$139,596

(5)	2009 and 2008 cash flow from continuing operations reflect the impact of estimated tax payments made in connection with businesses divested of $97.5 million and $90.2 million, respectively, and 2010 cash flow reflects the impact of a refund of $59.5 million of the estimated tax payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. To achieve this mission, we are committed to the following: investing in technology and developing our pipeline; leveraging and building our core franchises and distribution channels; attracting, developing and retaining talented employees around the world; and continuing to build financial strength by expanding our margins and maintaining strong cash flow all in an effort to successfully grow our reputation as a solid investment and a profitable, strong employer. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We sell our products to hospitals and healthcare providers in more than 130 countries through a combination of our direct sales force and distributors. Our products are used in a wide variety of markets and are not dependent upon any one end-market or procedure.

We provide a broad-based platform of products, which we categorize into four product groups: Critical Care, Surgical Care, Cardiac Care and OEM and Development Services.

Over the past several years we have focused on transitioning to a pure-play medical technology company through an extensive acquisition and divestiture program and focused our resources on the development of our healthcare business. We significantly changed the composition of our portfolio of businesses, expanding our presence in the medical technology industry, while divesting all of our businesses serving the aerospace and commercial markets. The most significant of these transactions occurred in 2007 with our acquisition of ARROW International, a leading global supplier of catheter-based medical technology products used for vascular access and critical care, and the divestiture of our automotive and industrial businesses.

Below is a listing of our more significant acquisitions and divestitures that have occurred since 2009. With respect to divested businesses listed below, we have reported results of operations, cash flows and (gains) losses on the disposition of these businesses as discontinued operations for all periods presented. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our significant divestitures.

Medical Device Business Transactions

•

January 2011 — Acquired VasoNova Inc., a privately-held company with proprietary intra-vascular catheter navigation technology, for an initial payment of $25 million with additional payments of between $15 million and $30 million to be made over the three year period ending January 2013 based on the receipt of specified regulatory approvals and achievement of sales targets.

•

March 2010 — Sold SSI Surgical Services Inc. business (“SSI”), a surgical service provider, to a privately-owned healthcare company for approximately $25 million and realized a gain of $2.2 million, net of tax.

Former Aerospace Segment Divestitures

•	December 2011 — Sold the cargo systems and container businesses to a subsidiary of AAR CORP for approximately $280 million and realized a gain of $126.8 million, net of tax.

•

December 2010 — Sold the actuation business of our subsidiary Telair International Incorporated, an aftermarket service and support provider for commercial and military aircraft actuators, to TransDigm Group, Incorporated for approximately $94 million and realized a gain of $51.0 million, net of tax.

•	March 2009 — Sold our 51% interest in Airfoil Technologies International Singapore Pte. Ltd., an engine repair technologies and services provider for critical components of flight turbines, to

GE Pacific Private Limited for approximately $300 million in cash and realized a gain of $172.7 million, net of tax.

Former Commercial Segment Divestitures

•

March 2011 — Sold the marine businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances to an affiliate of H.I.G. Capital, LLC for $123.1 million, consisting of $101.6 million in cash, net of $1.5 million of cash included in the marine business as part of the net assets sold, plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities related to the marine business. We realized a gain of $57.3 million, net of tax benefits, in connection with the sale.

•

June 2010 — Sold the rigging products and services business (“Heavy Lift”), a supplier of customized heavy-duty wire rope, wire and synthetic rope assemblies, and related rigging hardware products, to Houston Wire & Cable Company for approximately $50 million and realized a gain of $17.0 million, net of tax.

•

August 2009 — Sold business units that design and manufacture heavy-duty truck and locomotive auxiliary power units, truck and bus climate control systems, and components and systems for the use of alternative fuels in industrial vehicles and passenger cars, to Fuel Systems Solutions, Inc. for approximately $14.5 million in cash and realized a loss of $3.3 million, net of tax.

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. While providing some clarity on the impact of reform to our industry, this legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. As this new law is implemented, we will be in a better position to ascertain its impact on our business. We currently estimate the impact of the medical device excise tax will be approximately $15 million annually, beginning in 2013. Also in the first quarter of 2010, we evaluated the change in the tax regulations related to the Medicare Part D subsidy as currently outlined in the new legislation and determined that it did not have a significant impact on our financial position or results of operations.

Global Economic Conditions

Global economic conditions since 2008 have had adverse impacts on market activities including, among other things, failure of financial institutions, falling asset values, diminished liquidity, and reduced demand for products and services. In response, we adjusted production levels and engaged in new restructuring activities in the fourth quarter of 2008 and in the first half of 2009. Although, on a consolidated basis, the economic conditions did not have a significant adverse impact on our financial position, results of operations or liquidity over the last three years, the continuation of the present broad economic trends of weak economic growth, constricted credit and public sector austerity measures in response to growing public budget deficits could adversely affect our operations in the future, as described below. The potential effect of these factors on our current and future liquidity is discussed below under “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We serve a diverse base of hospitals and healthcare providers in more than 130 countries. Healthcare policies and practice trends vary by country, and the impact of the global economic downturn was felt to varying degrees in each of our regional markets over the last three years.

Hospitals in some regions of the United States experienced a decline in admissions, a weaker payor mix, and a reduction in elective procedures. Hospitals consequently took actions to reduce their costs, including limiting their capital spending. Distributors in the supply chain reduced inventory levels during 2009 and generally have not replenished inventories to pre-recession levels. The impact of these actions is most pronounced in capital goods markets, which affected our surgical instrument and cardiac assist businesses. Our orthopedic OEM business was impacted in 2009 by delayed new product launches by our OEM customers. More recently, this situation has improved somewhat, but has not returned to pre-recession levels. Approximately 90 percent of our net revenues come from single-use products used in critical care and surgical applications, and our sales volume could be negatively impacted if hospital admission rates or payor mix decline further as a result of continuing high unemployment rates (and subsequent loss of insurance coverage by consumers).

In Europe, some countries have taken austerity measures due to the current economic climate. Elective surgeries have been delayed and hospital budgets have been reduced. In certain countries (mainly Germany) we have seen changes in the local reimbursement to home care patients and pricing impacts on business awarded through the tendering process. These markets have introduced more buying groups and group purchasing organizations, or GPOs, resulting in reductions in commodity product pricing. It is possible that funding for publically funded healthcare institutions could be affected in the future as governments make further spending adjustments and enact healthcare reform measures to lower overall healthcare costs. During 2010 and continuing into 2011, the public healthcare systems in certain countries in Western Europe, most notably Greece, Spain, Portugal and Italy, have experienced significantly reduced liquidity due to recessionary conditions, which has resulted in a slow down in payments to us. We believe this situation will continue and may worsen unless and until these countries are able to find alternative means of funding their respective public healthcare sectors. In 2011, net revenues in these countries accounted for approximately 9% of our consolidated net revenues and 38% of our consolidated account receivable, net.

In Asia, recovery from the global recession has varied by country. China has announced plans for major healthcare investment targeted at second tier cities/hospitals, which may provide future growth opportunities for us, while slow economic growth and continued pursuit of reimbursement cuts by the public hospital sector in Japan is expected to limit growth in that market.

Results of Operations

The following comparisons exclude the impact of the operations of the cargo systems, cargo container, marine, actuation, Heavy Lift, SSI, ATI and Power Systems businesses which have been presented in our consolidated financial results as discontinued operations (see Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K and “Discontinued Operations” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of discontinued operations).

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

Net revenues for 2011, 2010 and 2009 by product group are comprised of the following:

	Year Ended December 31			% Increase/(Decrease)
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	(Dollars in millions)
Critical Care	$1,004.1	$943.4	$939.4	6.4%	0.4%
Surgical Care	277.4	262.7	260.7	5.6%	0.8%
Cardiac Care	80.0	70.6	70.8	13.3%	(0.3%)
OEM and Development Services	166.3	154.2	149.8	7.8%	2.9%
Other(a)	1.1	2.4	14.2	(54.2%)	(83.1%)

Net Revenues	$1,528.9	$1,433.3	$1,434.9	6.7%	0.1%

The percentage increases or (decreases) in net revenues during the years ended December 31, 2011 and 2010 compared to the respective prior years were due to the following factors:

		% Increase (Decrease)
	2011 vs 2010			2010 vs 2009
	Constant Currency	Currency Impact	Total Change	Constant Currency	Currency Impact/Other		Total Change
Critical Care	4.0%	2.4%	6.4%	1.2%	(0.8%)		0.4%
Surgical Care	2.9%	2.7%	5.6%	1.1%	(0.3%)		0.8%
Cardiac Care	9.7%	3.6%	13.3%	0.2%	(0.5%)		(0.3%)
OEM and Development Services	7.0%	0.8%	7.8%	3.6%	(0.7%)		2.9%
Other	(60.8%)	6.6%	(54.2%)	(10.4%)	(72.7	%)(a)	(83.1%)
Total Change	4.3%	2.4%	6.7%	1.3%	(1.2%)		0.1%

(a)	“Other” in 2009 included the net revenues of a variable interest entity that was deconsolidated in the first quarter of 2010 as a result of the adoption of new accounting guidance.

Comparison of 2011 and 2010

Critical Care

The Critical Care product group net revenues increased approximately 6.4% in 2011 to $1,004.1 million, from $943.4 million in 2010. The increase in 2011 was attributable to constant currency revenue growth of 4.0% and favorable foreign currency movements of 2.4%. The constant currency growth was primarily due to higher sales of vascular access and anesthesia products in North America, Europe and Asia/Latin America, respiratory products in North America, Europe and Asia and urology products in Europe and Latin America.

Surgical Care

The Surgical Care product group net revenues increased 5.6% in 2011 to $277.4 million, compared to $262.7 million in 2010. During 2011, the Surgical Care product group experienced constant currency revenue growth of 2.9% and foreign currency provided the other increase of 2.7%. Constant currency revenue growth was principally led by higher sales of ligation products in each of our regions.

Cardiac Care

The Cardiac Care product group net revenues increased approximately 13.3% in 2011 to $80.0 million, from $70.6 million in 2010. Constant currency revenue growth of 9.7% and foreign currency movements of 3.6% contributed to the increase in net revenues between the two periods. The increase in constant currency revenue compared with the same period of 2010 was largely attributable to higher sales of intra-aortic balloon pump catheters in each of our regions.

Original Equipment Manufacturers (“OEM”) and Development Services

The OEM product group net revenues increased approximately 7.8% in 2011 to $166.3 million, from $154.2 million in 2010. Constant currency growth of 7.0% accounted for nearly all of the increase in 2011. The growth was a result of higher sales of specialty suture, catheter fabrication and orthopedic implant products.

Comparison of 2010 and 2009

Critical Care

Critical Care product group net revenues of approximately $943.4 million in 2010 were negatively impacted by approximately $17 million when compared to 2009 due to the recall of our custom IV tubing product during the first quarter of 2010, which contributed to a decline in vascular access sales. This decline was offset by higher sales of other vascular access and urology products in North America and Europe, anesthesia products in Europe, North America and Asia/Latin America and respiratory products in North America and Asia/Latin America compared with the prior year.

Surgical Care

Surgical Care product group net revenues increased approximately 0.8% in 2010 to $262.7 million, from $260.7 million in 2009. Constant currency growth was 1.1% in 2010, which was primarily due to higher ligation sales in Asia/Latin America and Europe, partially offset by lower sales of general instrument and closure devices in North America.

Cardiac Care

Cardiac Care product group net revenues were essentially unchanged between 2010 and 2009. Sales of Cardiac Care products in 2010 compared to 2009 were affected positively by higher sales of intra-aortic balloon pumps and catheters, primarily in European markets, offset by an approximate $3 million impact from the recall of certain intra-aortic balloon catheters during the fourth quarter of 2010.

Original Equipment Manufacturers (“OEM”) and Development Services

Sales of devices to OEMs increased approximately $4.4 million in 2010 compared to 2009. Constant currency growth to OEMs was 3.6% in 2010 compared with 2009. This increase is largely attributable to higher sales of specialty suture and catheter fabrication products, partially offset by lower sales of orthopedic implant products and forged instruments due to customer inventory rebalancing and a reduction in new product launches by OEM customers.

Gross profit

	2011	2010	2009
	(Dollars in millions)
Gross profit	$718.8	$688.5	$685.5
Percentage of sales	47.0%	48.0%	47.8%

Gross profit as a percentage of net revenues decreased to 47.0% in 2011 from 48% in 2010. The decrease was primarily related to higher manufacturing, raw material and fuel-related freight costs and a $2.0 million pre-tax charge to cost of goods sold attributed to a stock keeping unit (“SKU”) rationalization implemented at the end of 2011 to eliminate SKUs based on low sales volume or insufficient margins to help improve future profitability. Our ability to increase prices to offset the impact of higher commodity costs has been mixed, as price increases in Asia, Latin America and North America were offset by price erosion in Europe during 2011.

Gross profit as a percentage of net revenues increased to 48.0% in 2010 from 47.8% in 2009. The increase was principally due to sales volume growth related to higher margin products, particularly in Europe.

Selling, general and administrative

	2011	2010	2009
	(Dollars in millions)
Selling, general and administrative	$429.3	$409.9	$388.3
Percentage of sales	28.1%	28.6%	27.1%

Selling, general and administrative expenses as a percentage of revenues were 28.1% in 2011 compared to 28.6% in 2010. The increase in selling, general and administrative expenses in 2011, as compared with 2010, was primarily attributable to increased spending related to sales, marketing and clinical education initiatives of $18.5 million and a $4.5 million loss pertaining to our zero-coupon Greek government bonds. For additional information on the Greek government bonds, see Note 10, “Fair Value Measurement” to our consolidated financial statements included in this Annual Report on form 10-K. In addition, increases in litigation reserves during 2011 increased selling, general and administrative expenses by approximately $1.7 million. The above increases were partially offset by the fact that the 2010 period included approximately $10.0 million of costs associated with product recall and remediation activities.

Selling, general and administrative expenses for 2011 also include approximately $2 million of net separation costs for our former chief executive officer (comprised of $5 million of payments under his employment agreement, less approximately $3 million of stock option and restricted share forfeitures).

The overall increase in selling, general and administrative expenses for 2011 also included $4.9 million of costs related to VasoNova, a company we acquired in January 2011.

Selling, general and administrative expenses as a percentage of revenues were 28.6% in 2010 compared to 27.1% in 2009. The $22 million increase in costs was principally related to higher costs due to investments in sales, marketing, and clinical education programs of approximately $16 million, approximately $10 million of costs associated with product recall and remediation activities, partially offset by approximately $4 million lower spending on remediation of FDA regulatory issues. Professional fees incurred in connection with our debt refinancing during the third quarter of 2010 of approximately $2 million were partially offset by reductions in Corporate costs of approximately $3 million.

Research and development

	2011	2010	2009
	(Dollars in millions)
Research and development	$48.7	$42.6	$36.7
Percentage of sales	3.2%	3.0%	2.6%

Research and development expenses as a percentage of revenues were 3.2% in 2011 compared to 3.0% in 2010. The increase in research and development expenses during 2011 compared to 2010 primarily reflect increased investments related to catheter tip positioning technologies.

Research and development expenses as a percentage of revenues were 3.0% in 2010 compared to 2.6% in 2009. Higher levels of research and development expenses over the period reflect increased investments related to antimicrobial technologies and the establishment of an innovation center in Malaysia.

Interest income and expense

	2011	2010	2009
	(Dollars in millions)
Interest expense	$70.3	$79.8	$89.1
Average interest rate on debt during the year	5.18%	5.59%	5.76%
Interest income	$(1.3)	$(0.7)	$(2.5)

Interest expense decreased $9.5 million in 2011 compared to 2010 due to a reduction of approximately $156 million in average outstanding debt and lower average interest rates.

Interest expense decreased $9.3 million in 2010 compared to 2009 due to a reduction in average outstanding debt coupled with lower average interest rates in 2010 compared to 2009, reflecting the refinancing transaction that occurred in the third quarter of 2010.

Loss on extinguishments of debt

	2011	2010	2009
	(Dollars in millions)
Loss on extinguishments of debt	$15.4	$46.6	$—

During 2011, we recorded losses on the extinguishment of debt of $15.4 million as a result of the prepayment, in the first quarter of 2011, of the remaining outstanding principal amount of our senior notes issued in 2004 (the “2004 Notes”) and the $125 million repayment, in the second quarter of 2011, of term loan borrowings under our senior credit facility. In connection with the prepayment of our 2004 Notes, we recognized debt extinguishment costs of approximately $14.6 million related to the prepayment “make-whole” amount of $13.9 million paid to the holders of the 2004 Notes and the write-off of $0.7 million of unamortized debt issuance costs that we incurred prior to the prepayment of the 2004 Notes. During the second quarter of 2011, we recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in connection with the $125 million repayment of term loan borrowings.

In 2010, we recognized losses on the extinguishment of debt of $46.6 million as a result of our refinancing transactions in the third quarter of 2010 and prepayment of notes in the fourth quarter of 2010. In connection with our refinancing transactions in the third quarter of 2010, we prepaid our senior notes issued in 2007 (the “2007 Notes” and, together with the 2004 Notes, the “Senior Notes”) and recognized debt extinguishment costs of approximately $28.8 million comprised of a prepayment make-whole fee of $28.1 million, the write-off of $0.6 million of unamortized debt issuance costs incurred prior to the refinancing transactions and related legal fees. Also in connection with our refinancing transactions in the third quarter of 2010, we prepaid $200 million of our senior credit facility and recognized additional losses on the extinguishment of debt of $1.6 million related to the write-off of unamortized debt issuance costs incurred prior to the refinancing transactions. In the fourth quarter of 2010, we prepaid $165.8 million in aggregate principal amount of our 2004 Notes and recognized a loss on extinguishment of debt of approximately $16.3 million comprised of a prepayment make-whole fee of $15.5 million, the write-off of $0.7 million of unamortized debt issuance costs incurred prior to the refinancing transactions and related legal fees. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Taxes on income from continuing operations

	2011	2010	2009
Effective income tax rate	18.2%	16.7%	22.6%

The effective tax rate in 2011 was 18.2% compared to 16.7% in 2010. Taxes on income from continuing operations in 2011 were $27.0 million compared to $18.0 million in 2010. The increase in the effective tax rate reflects lower beneficial discrete charges offset by a tax benefit with respect to foreign earnings.

The effective tax rate in 2010 was 16.7% compared to 22.6% in 2009. Taxes on income from continuing operations in 2010 were $18.0 million compared to $37.0 million in 2009. The decrease in the effective income tax rate reflects the impact of beneficial discrete tax charges and a reduction in reserves for uncertain tax positions as audits and settlements were closed and fewer new reserves were established.

Restructuring and other impairment charges

	2011	2010	2009
	(Dollars in millions)
2011 restructuring program	$4.1	$—	$—
2007 ARROW integration program	0.5	2.9	7.0
Aggregate impairment charges — investments and certain fixed assets	2.5	—	3.3

Total	$7.1	$2.9	$10.3

2011 Restructuring Program

During the fourth quarter of 2011, we initiated a restructuring program at four facilities to consolidate operations and reduce costs. In connection with this program, we recorded contract termination costs of approximately $2.6 million associated with a lease termination, as we had vacated 50% of the premises as of December 31, 2011. In addition, we have recorded approximately $1.5 million for employee termination benefits for workforce consolidations. In 2012, we expect to incur additional contract termination costs of approximately $2.7 million when we have completely exited the leased facility, approximately $1.1 million for facility closure costs related to the other facilities, an additional $0.3 million for termination benefits and $0.5 million for other costs in connection with the program. All of the employee termination benefits, facility closure costs and other costs will be paid in 2012. The payment of the contract termination costs associated with the lease termination will continue until 2015.

In connection with our acquisition of ARROW in 2007, we formulated a plan to integrate ARROW and our other businesses. The integration plan focused on the closure of ARROW corporate functions and the consolidation of manufacturing, sales, marketing and distribution functions in North America, Europe and Asia. Costs related to actions that affect employees and facilities of ARROW have been included in the allocation of the purchase price of ARROW and are not included in our results of operations. Costs related to actions that affect employees and facilities of Teleflex are charged to earnings and included in restructuring and impairment charges within the consolidated statement of operations. These costs amounted to approximately $0.5 million during 2011. As of December 31, 2011, we expect future restructuring and impairment charges that we will incur in connection with the ARROW integration plan, if any, will be nominal.

During 2011, we recognized net impairment charges of $2.5 million related to the decline in value of our investments in affiliates that are considered to be other than temporary. In making this determination, we considered multiple factors, including our intent and ability to hold investments, operating losses of investees that demonstrate an inability to recover the carrying value of the investments, the investee’s liquidity and cash position and market acceptance of the investee’s products and services.

During the third quarter of 2009, based on continued deterioration in the California real estate market, we recorded $3.3 million in impairment charges to fully write-off an investment in a real estate venture in California. We initially invested in the venture in 2004 by contributing property and other assets that had been part of one of our former manufacturing sites.

For additional information regarding our restructuring programs and impairment charges, see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, pension funding, dividends, adequacy of available bank lines of credit, and access to capital markets.

We currently do not foresee any difficulties in meeting our cash requirements or accessing credit as needed in the next twelve months. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, in light of the ongoing volatility in the domestic and global financial markets, including the European sovereign debt crisis, combined with a continuation of constrained global credit markets there is a risk that our customers and suppliers may be unable to access liquidity. We continue to monitor our credit risk related to countries affected by the sovereign debt issues in Europe, particularly Italy, Spain, Portugal and Greece. As of December 31, 2011, our net receivables from publicly funded hospitals in these countries were $78.8 million. In 2011 and 2010, net revenues from Italy, Spain, Portugal and Greece was approximately 9% of total net revenues in those respective years. As of December 31, 2011 and December 31, 2010, net trade receivables from these countries were approximately 38% and 24%, respectively, of consolidated accounts receivable, net. If global economic conditions deteriorate, we may experience delays in customer payments, reductions in our customers’ purchases from us. Also, we may incur higher credit losses related to the public hospital systems in these countries, which could have a material adverse effect on our results of operations and cash flows in 2012 and beyond.

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. At December 31, 2011, of our $584.1 million of cash and cash equivalents, $469.5 million was held at foreign subsidiaries. We are not aware of any restrictions on repatriation of these funds and, subject to payment of additional U.S. income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes, which could be significant, and the application of tax credits would be determined based on income tax laws at the time of such repatriation.

We depend on foreign sources of cash to fund a portion of our debt service requirements, substantially all of which relate to United States indebtedness, because the net cash provided by U.S.-based operating activities alone is not sufficient. Accordingly, we repatriated approximately $70 million and $123 million in 2011 and 2010, respectively, of cash from our foreign subsidiaries to help fund debt service and other cash requirements. These cash distributions are subject to tax in the U.S. at the corporate tax rate reduced by applicable foreign tax credits for foreign taxes paid on distributed earnings. Approximately $18.6 million of our $103.1 million of net cash provided by operating activities in 2011 was generated in the U.S., and approximately $51.0 million of our $151.6 million of net cash provided by operating activities in 2010 was generated in the U.S.

During 2011 and 2010, we repaid approximately $489 million and $727 million, respectively, of debt from the proceeds of the issuance of convertible debt and our 6.875% Senior Subordinated Notes, the sale of businesses and from cash generated from operations. As a result, we have no scheduled principal payments under our senior credit facility until 2014. We anticipate our domestic interest payments for 2012 will be approximately $44 million. To the extent we cannot, or choose not to, repatriate cash from foreign subsidiaries in time to meet quarterly debt service or other requirements, our revolving credit facility can be utilized as a source of liquidity until such cash can be repatriated in a cost effective manner.

During 2011, we received $9.6 million of zero-coupon Greek government bonds (the “Greek Bonds”) in settlement of trade receivables due us from sales to the public hospital system in Greece for 2007, 2008 and 2009. At December 31, 2010, we had an allowance of $2.2 million on receivables to be settled by the bonds. During 2011, we recorded additional losses of $4.5 million and received $2.3 million in proceeds from the sale of approximately $5.4 million in principal amount of these Greek Bonds. At December 31, 2011, we had approximately $0.9 million of the Greek Bonds remaining on our balance sheet which were sold in January of 2012. The $0.9 million fair value of the bonds at December 31, 2011 reflected the final value received from the January 2012 sale of the remaining bonds. For additional information regarding the fair value of the Greek Bonds, see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and sales of accounts receivable under our securitization program will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future.

During 2011, we completed a series of transactions that significantly restructured our debt obligations and borrowing capacity.

•

Prepayment of 2004 Notes.  We prepaid the entire outstanding $165.8 million principal amount of our senior notes issued in 2004 (“2004 Notes”). In connection with this prepayment we paid a make-whole payment to the holders of the 2004 Notes of approximately $13.9 million and paid accrued and unpaid interest of approximately $1.7 million. We used $150.0 million of borrowings under our revolving credit facility and available cash to fund these payments.

•

Revolving Credit Facility Borrowings and Repayment.  We borrowed $165.0 million under our revolving credit facility, of which $150.0 million was used to fund the prepayment of our 2004 Notes described above and the remainder was used to fund a portion of the purchase price for the VasoNova acquisition. We repaid the $165.0 million using $80.0 million of the proceeds from an additional term loan borrowing under our senior credit facility as described below, and $85.0 million in proceeds from our sale of the marine business.

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

•

6.875% Senior Subordinated Notes due 2019.  On June 13, 2011, we issued $250.0 million of 6.875% Senior Subordinated Notes due 2019 (the “2019 Notes”). We pay interest on the 2019 Notes semi-annually on June 1 and December 1 at a rate of 6.875% per year. The 2019 Notes will mature on June 1, 2019, unless earlier redeemed. We incurred transaction fees of approximately $3.7 million, including underwriters’ discounts and commissions, in connection with the public offering of the 2019 Notes. As noted above, we used $125.0 million of the net proceeds to repay term loan borrowings under our senior credit facility. We also recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt during the second quarter of 2011.

•

Termination of Interest Rate Swap.  In December 2011, we terminated our interest rate swap agreement that, at the date of termination, had a notional amount of $350 million. The interest rate swap was designated as a cash flow hedge against the term loan under our senior credit facility. At the date of termination, the interest rate swap was in a liability position resulting in a cash payment of approximately $14.8 million, which included $3.1 million of accrued interest. The termination of the interest rate swap resulted in an $11.7 million cash outflow as reported in operating activities in the consolidated statements of cash flows. The $11.7 million is the pre-tax value of the interest rate swap, the after tax value of $7.0 million is recorded on our balance sheet in Accumulated Other Comprehensive Income at December 31, 2011. The $11.7 million will be amortized as interest expense over the term of the original hedge transaction and will be fully amortized by September 2012.

Cash Flows

The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Cash flows from continuing operations provided by (used in):
Operating activities	$103.1	$151.6	$120.1
Investing activities	300.2	151.4	287.3
Financing activities	(5.2)	(335.5)	(401.9)
Cash flows provided by discontinued operations	(11.0)	56.7	66.6
Effect of exchange rate changes on cash and cash equivalents	(11.5)	(4.1)	8.9

Increase (decrease) in cash and cash equivalents	$375.6	$20.1	$81.0

Comparison of 2011 and 2010

Cash Flow from Operating Activities

Net cash provided by operating activities from continuing operations totaled $103.1 million during the twelve months ended December 31, 2011, compared to $151.6 million during the twelve months ended December 31, 2010. The decrease primarily reflects the fact that we received a significant tax refund of $59.5 million in 2010, which favorably affected cash flow in the 2010 period. In addition, the 2011 decrease reflects a $32.7 million increase in worldwide inventory levels, which was $12.5 million greater than the $20.2 million increase in inventory during the 2010 period. We increased our inventory levels in 2011 principally to improve our service levels by accelerating fulfillment of customer orders. The inventory increase also included a $7.1 million increase in the Asia Pacific region to stock a new distribution facility in Singapore. These operating cash flow decreases as compared to the prior period were somewhat offset by a modestly smaller increase in accounts receivable during the twelve months ended December 31, 2011 as compared to the prior year period. The accounts receivable increase in the 2011 period was $43.1 million, $7.7 million less than the increase during the same period in 2010. However, $39.7 million of the increase in 2010 resulted from a change in accounting guidance that caused trade receivables under our asset securitization program to be included as accounts receivable on our balance sheet. Prior to the change in accounting guidance, the trade receivables were treated as sold and were not included in our balance sheet. The increase in accounts receivable during the twelve months of 2011 reflects higher accounts receivable in Europe of $49.9 million, primarily due to the termination of a factoring agreement in Italy (approximately $30.4 million), and a slowdown in payments, particularly in Italy and Spain (approximately $18.1 million).

During 2011, we recognized additional litigation reserves of $17.1 million associated with retained liabilities related to businesses that have been divested. Of the $17.1 million recorded, $7.5 million was associated with recall costs related to defective products, which was a subject of pending litigation related to our former Commercial Segment. During the third quarter of 2011, we settled the litigation as it related to the recall costs and, as part of the settlement, paid $7.6 million in September 2011.

Cash Flow from Investing Activities

Net cash provided by investing activities from continuing operations totaled $300.2 million during the twelve months ended December 31, 2011 compared to $151.4 million during the twelve months ended December 31, 2010. Cash provided by investing activities from continuing operations during 2011 includes $372.1 million in proceeds, net of cash and closing costs associated with the sale of the marine and aerospace businesses plus $3.9 million related to the sale of a building that was previously held for sale, partly offset by cash paid of $30.6 million for the acquisition of VasoNova and capital expenditures of $45.1 million. The $30.6 million paid for the acquisition of VasoNova includes the initial payment of $24.9 million plus a $6.0 million contingent payment made to the former VasoNova security holders upon receiving 510(k) clearance from the U.S. Food and Drug Administration less a hold back fee and cash in the business obtained in the acquisition.

Cash Flow from Financing Activities

Net cash used in financing activities from continuing operations totaled $5.2 million during the twelve months ended December 31, 2011, which included proceeds from additional borrowings of $515.0 million, including the issuance of our 2019 Notes. This additional indebtedness was partially offset by repayments of outstanding debt totaling $455.8 million, including the prepayment of the 2004 Notes totaling $165.8 million and the repayment of $125.0 million under our senior credit facility. We incurred costs of $18.5 million associated with the repayments of these amounts (including the related make whole amounts paid to the holders of the 2004 Notes and related fees) and our additional borrowings. We also paid $25.0 million against our securitization program, made dividend payments of $55.1 million and recognized proceeds of $34.0 million from the exercise of outstanding stock options issued under our stock compensation plans.

Comparison of 2010 and 2009

Cash Flow from Operating Activities

Operating activities from continuing operations provided net cash of approximately $151.6 million during 2010, an increase of $31.5 million over the comparable period in 2009. Cash flow from operations in 2009 was adversely affected by a $97.5 million tax payment on the sale of the ATI businesses, while the 2010 increase reflects a tax refund of $59.5 million and lower payments for interest and restructuring and integration programs. The increase was partly offset by a $24.6 million increase in our contributions to domestic defined benefit pension plans in 2010 over the comparable period in 2009 and an increase in receivables of $39.7 million that resulted from the adoption of an amendment to Financial Accounting Standards Board Accounting Standards Codification topic 860, “Transfers and Servicing” (“ASC topic 860”) in the first quarter of 2010. Specifically, upon adoption of the amendment, the accounts receivable that we previously treated as sold and removed from the balance sheet under our securitization program are now required to be accounted for as secured borrowings and reflected as short-term debt on our balance sheet. The effect of the amendment is reflected in our condensed consolidated statements of cash flows under financing activities in the increase (decrease) in notes payable and current borrowings and under operating activities in the accounts receivable use of cash. Underlying these activities, cash flow from continuing operations in 2010 compared to 2009 was further reduced by higher receivables primarily in Europe reflecting the continued slow down in payments from public hospitals in Italy, Spain, Portugal and Greece where funding continues to be under pressure due to weak economic conditions, and higher inventories in North America in advance of the coming flu season.

Cash Flow from Investing Activities

Investing activities from continuing operations provided net cash of $151.4 million in 2010, primarily due to $24.7 million in proceeds from the sale of SSI, $50 million from the sale of Heavy Lift and $93.9 million from the sale of the actuation business, partly offset by capital expenditures of $30.0 million.

Cash Flow from Financing Activities

Financing activities from continuing operations used net cash of $335.5 million in 2010. During the third quarter of 2010, in connection with the refinancing of a portion of our long-term debt, we issued $400.0 million in aggregate principal amount of Convertible Notes. As part of our effort to reduce the potential dilution resulting from the issuance of our common stock and/or reduce our exposure to potential cash payments we may be required to make upon conversion of the Convertible Notes, we entered into hedging transactions involving the purchase of call options and the sale of warrants (see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for further information). We used approximately $88.0 million of the Convertible Note proceeds to purchase the call options, which was partially offset by the receipt of $59.4 million from the sale of the warrants. We used $200.0 million of the Convertible Note proceeds to repay term loan borrowings under our senior credit facility. In connection with the refinancing transactions we incurred $21.4 million of transaction fees and expenses, including underwriters’ discounts and commissions. We used the remainder of the net proceeds, together with available cash, to prepay all of our outstanding 2007 Notes at an aggregate prepayment purchase price equal to the aggregate outstanding principal amount of $196.6 million, plus a prepayment make-whole amount of $28.1 million. During the fourth quarter of 2010 we prepaid $165.8 million in aggregate principal amount of our 2004 Notes, which required the payment to the 2004 noteholders of a prepayment make-whole amount of $15.5 million. We also paid $54.3 million of dividends. These reductions in cash flows from financing activities were partly offset by the $29.4 million increase in notes payable and current borrowings as a result of the application of the amendment to ASC topic 860, discussed above, to our securitization program, which resulted in the reporting of the securitization program as a secured borrowing in 2010.

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2011	2010
	(Dollars in millions)
Net debt includes:
Current borrowings	$5.0	$103.7
Long-term borrowings	954.8	813.4

Total debt	959.8	917.1
Less: Cash and cash equivalents	584.1	208.5

Net debt	$375.7	$708.6

Total capital includes:
Net debt	$375.7	$708.6
Shareholders’ equity	1,980.6	1,783.4

Total capital	$2,356.3	$2,492.0

Percent of net debt to total capital	16%	28%

Fixed rate borrowings comprised 63% of total borrowings at December 31, 2011 versus 53% at December 31, 2010.

Our senior credit agreement and the indenture under which we issued our 2019 Notes contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated pursuant to the definitions and methodology set forth in the senior credit agreement. At December 31, 2011, our consolidated leverage ratio was 2.99:1 and our interest coverage ratio was 4.95:1, both of which are in compliance with the limits described in the preceding sentence.

At December 31, 2011, we had no borrowings outstanding and approximately $3 million in outstanding standby letters of credit under our $400 million revolving credit facility. This facility is used principally for seasonal working capital needs. During 2011, we borrowed $165 million under this facility to fund the VasoNova acquisition and the retirement of the 2004 Notes. The borrowings were subsequently repaid with the proceeds from the sale of the marine business and term loan borrowings. The availability of loans under our revolving credit facility is dependent upon our ability to maintain our financial condition and our continued compliance with the covenants contained in our senior credit agreement. Moreover, additional borrowings would be prohibited if a Material Adverse Effect (as defined in the senior credit agreement) were to occur. Notwithstanding these restrictions, we believe our revolving credit facility provides us with significant flexibility to meet our foreseeable working capital needs. At our current level of EBITDA (as defined in the senior credit agreement) for the year ended December 31, 2011, we would have been permitted $326 million of additional debt beyond the levels outstanding at December 31, 2011. Moreover, additional capacity would be available if borrowed funds were used to acquire a business or businesses through the purchase of assets or controlling equity interests so long as the aforementioned leverage and interest coverage ratios are met after calculating EBITDA on a proforma basis to give effect to the acquisition.

As of December 31, 2011, we were in compliance with all other terms of our senior credit agreement and our 2019 Notes, and we expect to continue to be in compliance with the terms of these agreements, including the leverage and interest coverage ratios under our senior credit agreement, throughout 2012.

For additional information regarding our indebtedness, please see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, we have an accounts receivable securitization facility under which we sell a security interest in domestic accounts receivable for consideration of up to $75.0 million to a commercial paper conduit. As of December 31, 2011, the maximum amount available for borrowing was $42.5 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2011 and 2010, we had approximately $4.7 million and $29.7 million, respectively, of outstanding borrowings under our accounts receivable securitization facility.

Stock Repurchase Programs

On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, our senior credit facility and our 2019 Notes limit our ability to repurchase shares and make other restricted payments. Accordingly, these provisions may limit our ability to repurchase shares under this Board authorization. Through December 31, 2011, no shares have been purchased under this Board authorization.

Contractual Obligations

Contractual obligations at December 31, 2011 are as follows:

	Total	Payments due by period
		Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Total borrowings	$1,029,986	$4,986	$375,000	$—	$650,000
Interest obligations(1)	243,970	43,665	84,442	65,375	50,488
Operating lease obligations	97,798	24,362	37,980	26,350	9,106
Minimum purchase obligations(2)	3,456	2,234	1,207	15	—
Other postretirement benefits	33,498	3,181	6,317	6,628	17,372

Total contractual obligations	$1,408,708	$78,428	$504,946	$98,368	$726,966

(1)	Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2011.

(2)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to material purchase requirements.

We have recorded a noncurrent liability for uncertain tax positions of $61.7 million and $62.6 million as of December 31, 2011 and December 31, 2010, respectively. Due to uncertainties regarding the ultimate resolution of ongoing or future tax examinations we are not able to reasonably estimate the amount of any income tax payments to settle uncertain income tax positions or the periods in which any such payments will be made.

In 2011, cash contributions to all defined benefit pension plans were $6.5 million, and we estimate the amount of cash contributions will be approximately $19.5 million in 2012. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2012.

See Notes 14 and 15 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

An allowance for doubtful accounts is maintained for accounts receivable based on our historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. In light of the disruptions in global economic markets that began in the fourth quarter of 2008 and have continued through 2011, we have engaged in a more robust customer-by-customer risk assessment when estimating the allowance for doubtful accounts. Additionally, our customers, particularly in the European region, have extended or delayed payments for products and services already provided, which may lead to collectability concerns regarding our accounts receivable from these customers, specifically in Greece, Italy, Spain and Portugal, which is the primary cause for the increase in the allowance. Our allowance for doubtful accounts was $6.5 million at December 31, 2011 and $4.1 million at December 31, 2010 which was 2.2% and 1.3%, respectively, of gross accounts receivable. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.

Although we maintain allowances for doubtful accounts to cover the estimated losses which may occur when customers cannot make their required payments, we cannot be assured that we will continue to experience the same loss rate in the future given the volatility in the worldwide economy. If our allowance for doubtful accounts is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our operating results. Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.

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

Our excess and obsolete inventory reserve was $32.9 million at December 31, 2011 and $38.3 million at December 31, 2010 which equaled 9.9% and 10.2% of gross inventories, respectively. The 2011 balance included the additional reserves for the SKU rationalization, while 2010 included reserves of $7.9 million related to discontinued operations.

Accounting for Long-Lived Assets and Investments

The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. The evaluation is based on various analyses, including undiscounted cash flow projections. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, equals the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Accounting for Goodwill and Other Intangible Assets

Goodwill and intangible assets at December 31, 2011 were as follows:

Total
(Dollars in millions)
Goodwill	$1,438.5
Intangible assets:
Indefinite lived	316.9
Finite lived	562.9

Goodwill and intangible assets	$2,318.3

Number of reporting units	6

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

Goodwill

Impairment assessments are performed at a reporting unit level. For purposes of this assessment, our reporting units are generally businesses one level below our single operating segment.

In September 2011, the FASB issued an Accounting Standard Update (“ASU”) that modified the goodwill impairment test process. The modification permits companies to assess goodwill impairment on a qualitative basis, through the evaluation of various financial, business and economic factors, to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the customary two-step process. The modification is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We elected to adopt the modification in the fourth quarter of 2011 for our annual impairment testing and determined that four of our six reporting units, representing approximately 12.6% of our total goodwill, qualified for the new approach. The remainder of our goodwill was evaluated using the customary two-step process for impairment testing. The first step of the process is to quantitatively compare the fair value of a reporting unit, including goodwill, with its carrying value.

Consistent with previous years, in performing the first step, we calculated fair values of the various reporting units using equal weighting of two methods; one which estimates the discounted cash flows (“DCF”) of each of the reporting units based on projected earnings in the future (the Income Approach) and one which is based on sales of similar assets in actual transactions (the Market Approach). If the fair value exceeded the carrying value, there is no impairment. If the reporting unit carrying amount exceeded the fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any.

Determining fair value requires the exercise of significant judgment. The more significant judgments and assumptions made to determine the fair value of our reporting units were (1) the amount and timing of expected future cash flows which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the industry in which the reporting units operate, (3) discount rates that are used to discount future cash flows to their present values, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs, (4) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value under the Market Approach and the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2011 as compared to the prior year valuations of our reporting units. The DCF analysis utilized in the fourth quarter 2011 impairment test was performed over a ten year time horizon for each reporting unit. For North America and Europe, Middle East, and Africa (“EMEA”), the two reporting units that were tested under the two-step goodwill impairment test, the compound growth rates for revenue were approximately 5% and 4%, respectively, and approximately 6% for operating income for both reporting units. The discount rate was 10.5% for all reporting units. A perpetual growth rate of 2.5% was assumed for all reporting units.

In arriving at our estimate of the fair value of each reporting unit, we considered the results of both the Income and the Market approach and concluded the fair value to be the average of the results yielded by the two methods for each reporting unit. In addition, our current market capitalization was reconciled to the sum of the estimated fair values of the individual reporting units, plus a control premium, to ensure the fair value conclusions were reasonable in light of current market capitalization. The control premium implied by our analysis was approximately 38%, which was deemed to be within a reasonable range of observed average industry control premiums.

No impairment in the carrying value of any of our reporting units was evident as a result of the assessment of their respective fair values as determined under the methodology described above. In 2011, the fair value of our EMEA reporting unit exceeds its respective carrying value by more than 50%. The fair value of our North American reporting unit is approximately 12% higher than its carrying value in 2011, where the fair value had been 12% and 18% higher than its carrying value in 2010 and 2009, respectively. The $973.2 million of goodwill attributed to the North America reporting unit constitutes approximately 68% of our total goodwill.

As a result of a reorganization of our internal business unit reporting structure and related internal financial reporting, effective January 1, 2012, we are changing from one operating segment to four operating segments and from six reporting units to ten reporting units. The change will include converting our current North America Medical business, which will be one of the four operating segments, from one reporting unit to five reporting units. This change in reporting units requires us to allocate the assets and liabilities of North America Medical to the new reporting units, and then allocate goodwill using a relative fair value approach. The goodwill attributable to the North America Medical reporting unit was $973.2 million at December 31, 2011. We are currently completing the allocation process, and will perform goodwill impairment tests on these new reporting units in the first quarter of 2012. This could result in impairment charges being recognized for one or more of these new reporting units in the first quarter of 2012, which could be material.

Our expected future growth rates are based on our estimates of future sales, operating income and cash flow and are consistent with our internal budgets and business plans which reflect a modest amount of core revenue growth coupled with the successful launch of new products each year which, together, more than offset volume losses from products that are expected to reach the end of their life cycle. As a result of this analysis, the compound annual growth rate of cash flows over the projected ten year period in the North America reporting unit is estimated to be 6%. Under the Income Approach, significant changes in assumptions would be required for this reporting unit to fail the step one test. For example, an increase of over 1% in the discount rate or a decrease of over 25% percent in the compound annual growth rate of operating income would be required to indicate impairment for this reporting unit. Nevertheless, while we believe the assumed growth rates of sales and cash flows are reasonable and achievable the possibility remains that the constant currency revenue growth of this reporting unit may not perform as expected, and, as a result, the estimated fair value may decline. If our strategy and/or new products are not successful and we do not achieve core revenue growth in the future the goodwill in the North America reporting unit may become impaired and, in such case, we may incur material impairment charges.

Intangible Assets

Intangible assets are assets acquired that lack physical substance and that meet the specified criteria for recognition apart from goodwill. Intangible assets we obtained through acquisitions are comprised mainly of technology, customer relationships, and trade names. The fair value of acquired technology and trade names is estimated by the use of a relief from royalty method, which values an intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. The fair value of acquired customer relationships is estimated by the use of an income approach known as the excess earnings method. The excess earnings method measures economic benefit of an asset indirectly by calculating residual profit attributable to the asset after appropriate returns are paid with respect to complementary or contributory assets. The residual profit is tax-effected and discounted to present value at an appropriate discount rate that reflects the risk factors associated with the estimated income stream. Determining the useful life of an intangible asset requires considerable judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

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

Discount rates and perpetual growth rates utilized in the impairment test of indefinite-lived assets during the fourth quarter of 2011 are comparable to the rates utilized in the impairment test of goodwill. Compound annual growth rates in revenues projected to be generated from certain trade names ranged from 6% to 12% and a royalty rate of 4% was assumed. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar trademarks or technologies are being licensed in the marketplace.

No impairment in the carrying value of any of our trade names was evident as a result of the assessment of their respective fair values as determined under the methodology described above, nor would impairment be evident had the fair value of each our indefinite-lived assets been hypothetically lower than presently estimated by 10% as of the date of the valuation.

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

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	5.78%	6.06%	5.10%	5.60%	6.05%
Rate of return	8.31%	8.27%	8.17%	—	—	—
Initial healthcare trend rate	—	—	—	8.0%	9.0%	10.0%
Ultimate healthcare trend rate	—	—	—	5.0%	5.0%	5.0%

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity of plan expenses and benefit obligations to changes in the weighted average assumptions:

	Assumed Discount Rate		Expected Return on Plan Assets	Assumed Healthcare Trend Rate
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Change	1.0% Increase	1.0% Decrease
	(Dollars in millions)
Net periodic pension and postretirement healthcare expense	$(0.4)	$0.3	$1.2	$0.2	$(0.2)
Projected benefit obligation	$(28.6)	$31.7	$ N/A	$4.0	$(3.5)

Product Warranty Liability

We warrant to the original purchaser of certain of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. We have recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. We accrue for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Our estimated product warranty liability was $7.9 million and $10.9 million at December 31, 2011 and December 31, 2010, respectively. The decrease in the reserve is due to the divestiture of businesses sold in 2011.

Distributor Rebates

We offer rebates to certain distributors and accrue an estimate for the rebate as a reduction of revenues at the time of sale. The estimate is based on a historical experience rate of rebate claims by distributors over the previous 12 months for specific product lines. The accrual for estimated rebates was $9.6 million and $10.2 million at December 31, 2011 and December 31, 2010, respectively.

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

The valuation allowance for deferred tax assets of $66.3 million and $49.5 million at December 31, 2011 and December 31, 2010, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax asset. The valuation allowance was calculated in accordance with the provisions under ASC topic 740 “Income Taxes,” which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which facts that give rise to an adjustment become known. Specifically, we are currently in the midst of examinations by the Canadian, German, Czech Republic and French taxing authorities with respect to our income tax returns for those countries for various tax years. The ultimate outcomes of the examinations of these returns could result in increases or decreases to our recorded tax liabilities, which would affect our financial results.

See Note 13 to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates shown below are the weighted average rates of the debt portfolio based on interest rates in effect on December 31, 2011.

	Year of Maturity
	2012	2013	2014	2015	2016	Thereafter	Total
			(Dollars in thousands)
Fixed rate debt	$—	$—	$—	$—	$—	$650,000	$650,000
Average interest rate	—	—	—	—	—	5.03%	5.03%
Variable rate debt	$4,986	$—	$375,000	$—	$—	$—	$379,986
Average interest rate	1.33%	—	2.63%	—	—	—	2.61%

A change of 1.0% in variable interest rates would adversely or positively impact our expected net earnings by approximately $2.2 million for the year ended December 31, 2012.

Foreign Currency Risk

We are exposed to currency fluctuations in connection with transactions denominated in currencies other than the functional currencies of certain subsidiaries. We have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows from these exposures. These are primarily contracts to buy or sell a foreign currency against the U.S. dollar or the Euro. The fair value of the open forward contracts as of December 31, 2011 was a net loss of $0.2 million. The following table provides information regarding our open forward currency contracts as of December 31, 2011, which mature in 2012. Forward contract notional amounts presented below are expressed in the stated currencies. The total notional amount for all contracts translates to approximately $87.2 million.

Forward Currency Contracts:

Buy/(Sell)
(in thousands)
Japanese yen	(329,687)
United States dollars	6,218
Euros	(19,361)
Mexican peso	265,152
Czech koruna	258,530
Chinese renminbi	(77,230)
South African rand	(18,450)
Malaysian ringgits	61,410
Canadian dollars	(10,021)

A strengthening of 10% in the value of the U.S. dollar against foreign currencies would, on a combined basis, adversely impact the translation of our non-US subsidiary net earnings and transactions in currencies other than the functional currency of certain subsidiaries by approximately $9.2 million for the year ended December 31, 2012.

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

For the information required by this Item 10, other than with respect to our Executive Officers, see “Election of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2012 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2012 Annual Meeting will be filed within 120 days of the close of our fiscal year.

For the information required by this Item 10 with respect to our Executive Officers, see Part I of this report on pages 11 — 12.

ITEM 11. EXECUTIVE	COMPENSATION

For the information required by this Item 11, see “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2012 Annual Meeting, which information is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2012 Annual Meeting, which information is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2011 regarding our 2000 Stock Compensation Plan and 2008 Stock Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,132,546	57.17	2,306,399

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2012 Annual Meeting, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for our 2012 Annual Meeting, which information is incorporated herein by reference.

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
Benson F. Smith (Principal Executive Officer) Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated below.

By:	/S/ RICHARD A. MEIER
Richard A. Meier (Principal Financial and Accounting Officer) Executive Vice President and Chief Financial Officer

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

Dated: February 23, 2012

TELEFLEX INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Page
II Valuation and qualifying accounts	F-59

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ BENSON F. SMITH Benson F. Smith Chairman, President and Chief Executive Officer	/s/ RICHARD A. MEIER Richard A. Meier Executive Vice President and Chief Financial Officer

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 23, 2012

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(Dollars and shares in thousands, except per share)
Net revenues	$1,528,911	$1,433,282	$1,434,885
Cost of goods sold	810,070	744,811	749,344

Gross profit	718,841	688,471	685,541
Selling, general and administrative expenses	429,262	409,924	388,281
Research and development expenses	48,732	42,621	36,685
Restructuring and other impairment charges	7,092	2,875	10,347
Net loss (gain) on sales of businesses and assets	582	(341)	—

Income from continuing operations before interest, loss on extinguishments of debt and taxes	233,173	233,392	250,228
Interest expense	70,317	79,789	89,143
Interest income	(1,260)	(719)	(2,480)
Loss on extinguishments of debt	15,413	46,630	—

Income from continuing operations before taxes	148,703	107,692	163,565
Taxes on income from continuing operations	27,000	18,002	36,976

Income from continuing operations	121,703	89,690	126,589

Operating income from discontinued operations (including gain on disposal of $270,630, $114,702, and $272,307, respectively)	289,080	165,727	288,503
Taxes on income from discontinued operations	85,816	52,962	101,081

Income from discontinued operations	203,264	112,765	187,422

Net income	324,967	202,455	314,011
Less: Income from continuing operations attributable to noncontrolling interest	1,021	861	632
Income from discontinued operations attributable to noncontrolling interest	617	500	10,385

Net income attributable to common shareholders	$323,329	$201,094	$302,994

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$2.98	$2.23	$3.17
Income from discontinued operations	5.00	2.81	4.46

Net income	$7.98	$5.04	$7.63

Diluted:
Income from continuing operations	$2.96	$2.21	$3.15
Income from discontinued operations	4.97	2.79	4.43

Net income	$7.92	$4.99	$7.59

Dividends per share	$1.36	$1.36	$1.36
Weighted average common shares outstanding:
Basic	40,501	39,906	39,718
Diluted	40,801	40,280	39,936
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$120,682	$88,829	$125,957
Income from discontinued operations, net of tax	202,647	112,265	177,037

Net income	$323,329	$201,094	$302,994

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars and shares in thousands)
ASSETS
Current assets
Cash and cash equivalents	$584,088	$208,452
Accounts receivable, net	286,226	294,196
Inventories, net	298,775	338,598
Prepaid expenses and other current assets	33,405	28,831
Prepaid taxes	28,846	3,888
Deferred tax assets	41,014	39,309
Assets held for sale	7,902	7,959

Total current assets	1,280,256	921,233
Property, plant and equipment, net	251,912	287,705
Goodwill	1,438,542	1,442,411
Intangibles assets, net	879,787	918,522
Investments in affiliates	2,008	4,899
Deferred tax assets	278	358
Other assets	71,320	68,027

Total assets	$3,924,103	$3,643,155

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$4,986	$31,211
Current portion of long-term debt	—	72,500
Accounts payable	67,092	84,846
Accrued expenses	78,160	88,976
Payroll and benefit-related liabilities	64,386	71,418
Derivative liabilities	633	15,634
Accrued interest	10,960	18,347
Income taxes payable	21,084	4,886
Current liability for uncertain tax positions	22,656	28,512
Deferred tax liabilities	1,050	4,433

Total current liabilities	271,007	420,763
Long-term borrowings	954,809	813,409
Deferred tax liabilities	420,833	370,819
Pension and postretirement benefit liabilities	194,984	141,769
Noncurrent liability for uncertain tax positions	61,688	62,602
Other liabilities	37,999	46,515

Total liabilities	1,941,320	1,855,877
Commitments and contingencies (See Note 15)
Common shareholders’ equity
Common shares, $1 par value Issued: 2011 — 42,923 shares; 2010 — 42,245 shares	42,923	42,245
Additional paid-in capital	380,965	349,156
Retained earnings	1,847,106	1,578,913
Accumulated other comprehensive income (loss)	(159,353)	(51,880)

	2,111,641	1,918,434
Less: Treasury stock, at cost	131,053	135,058

Total common shareholders’ equity	1,980,588	1,783,376

Noncontrolling interest	2,195	3,902

Total equity	1,982,783	1,787,278

Total liabilities and equity	$3,924,103	$3,643,155

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$324,967	$202,455	$314,011
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(203,264)	(112,765)	(187,422)
Depreciation expense	41,504	42,587	47,226
Amortization expense of intangible assets	44,113	42,244	42,638
Amortization expense of deferred financing costs and debt discount	13,526	7,750	5,511
Loss on extinguishments of debt	15,413	46,630	—
Interest rate swap buyout	(11,695)	—	—
Gain on call options and warrants	—	(407)	—
Debt modification costs	—	2,843	—
Stock-based compensation	3,989	8,566	7,776
Net loss (gain) on sales of businesses and assets	582	(341)	—
Impairment of long-lived assets	—	—	3,314
Impairment of investments in affiliates	2,499	—	—
Deferred income taxes, net	(13,159)	771	24,802
Other	(2,237)	(24,203)	283
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(43,118)	(50,795)	(4,325)
Inventories	(32,661)	(20,154)	5,467
Prepaid expenses and other current assets	(8,439)	(7,903)	(874)
Accounts payable and accrued expenses	(248)	(11,036)	(11,590)
Income taxes, net	(28,642)	25,393	(126,716)

Net cash provided by operating activities from continuing operations	103,130	151,635	120,101

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(45,087)	(30,041)	(26,342)
Payments for businesses and intangibles acquired, net of cash acquired	(30,570)	(82)	(537)
Proceeds from sales of businesses and assets, net of cash sold	376,025	181,550	314,213
Investments in affiliates	(150)	—	—

Net cash provided by investing activities from continuing operations	300,218	151,427	287,334

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	515,000	490,000	10,018
Repayment of long-term borrowings	(455,800)	(716,570)	(357,608)
Debt and equity issuance and amendment fees	(18,518)	(65,226)	—
(Decrease) increase in notes payable and current borrowings	(24,714)	29,700	(1,452)
Proceeds from stock compensation plans	34,009	10,657	1,553
Payments to noncontrolling interest shareholders	—	(1,148)	(407)
Dividends	(55,136)	(54,312)	(54,022)
Purchase of call options	—	(88,000)	—
Proceeds from sale of warrants	—	59,400	—

Net cash used in financing activities from continuing operations	(5,159)	(335,499)	(401,918)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(8,652)	61,467	84,070
Net cash used in investing activities	(2,370)	(3,625)	(6,133)
Net cash used in financing activities	—	(1,128)	(11,370)

Net cash (used in) provided by discontinued operations	(11,022)	56,714	66,567

Effect of exchange rate changes on cash and cash equivalents	(11,531)	(4,130)	8,946

Net increase in cash and cash equivalents	375,636	20,147	81,030
Cash and cash equivalents at the beginning of the year	208,452	188,305	107,275

Cash and cash equivalents at the end of the year	$584,088	$208,452	$188,305

Cash interest paid	$45,336	$76,396	$88,390

Income taxes paid	$77,233	$97,536	$181,051

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Noncontrolling Interest	Total Equity	Comprehensive Income (loss)
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2008	41,995	$41,995	$268,263	$1,182,906	$(108,202)	2,311	$(138,507)	$39,428	$1,285,883
Net income				302,994				11,017	314,011	$314,011
Cash dividends ($1.36 per share)				(54,022)					(54,022)
Financial instruments marked to market, net of tax of $8,028					15,988				15,988	15,988
Cumulative translation adjustment, net of tax of $1,385					49,798			109	49,907	49,907
Pension liability adjustment, net of tax of $967					8,296				8,296	8,296
Distributions to noncontrolling interest shareholders								(702)	(702)
Disposition of noncontrolling interest								(45,019)	(45,019)

Comprehensive income										$388,202

Shares issued under compensation plans	38	38	8,787			(24)	1,564		10,389
Deferred compensation						(9)	343		343

Balance at December 31, 2009	42,033	42,033	277,050	1,431,878	(34,120)	2,278	(136,600)	4,833	1,585,074
Net income				201,094				1,361	202,455	$202,455
Cash dividends ($1.36 per share)				(54,312)					(54,312)
Financial instruments marked to market, net of tax of $1,188					2,081				2,081	2,081
Cumulative translation adjustment, net of tax of $(1,910)					(18,449)			47	(18,402)	(18,402)
Pension liability adjustment, net of tax of $(582)					(1,392)				(1,392)	(1,392)
Convertible debt discount, net of tax of $29,532			51,702						51,702
Call options, net of tax of $(32,293)			(58,602)						(58,602)
Warrants			60,775						60,775
Distributions to noncontrolling interest shareholders								(1,974)	(1,974)
Deconsolidation of VIE				253				(365)	(112)

Comprehensive income										$184,742

Shares issued under compensation plans	212	212	18,231			(22)	1,302		19,745
Deferred compensation						(6)	240		240

Balance at December 31, 2010	42,245	42,245	349,156	1,578,913	(51,880)	2,250	(135,058)	3,902	1,787,278
Net income				323,329				1,638	324,967	324,967
Cash dividends ($1.36 per share)				(55,136)					(55,136)
Financial instruments marked to market, net of tax of $4,996					8,005				8,005	8,005
Cumulative translation adjustment, net of tax of $(161)					(13,026)			(397)	(13,423)	(13,423)
Pension liability adjustment, net of tax of $(27,492)					(47,878)				(47,878)	(47,878)
Divestiture of businesses, net of tax of $4,864					(54,574)				(54,574)	(54,574)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY — (Continued)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Noncontrolling Interest	Total Equity	Comprehensive Income (loss)
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Disposition of noncontrolling interest								(2,830)	(2,830)
Distributions to noncontrolling interest shareholders								(118)	(118)

Comprehensive income										$217,097

Shares issued under compensation plans	678	678	31,848			(63)	3,829		36,355
Deferred compensation			(39)			(4)	176		137

Balance at December 31, 2011	42,923	$42,923	$380,965	$1,847,106	$(159,353)	2,183	$(131,053)	$2,195	$1,982,783

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

Accounts receivable:  Accounts receivable represents amounts due from customers related to the sale of products and provision of services. An allowance for doubtful accounts is maintained and represents the Company’s estimate of probable losses on realization of the full receivable. The allowance is provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for doubtful accounts was $6.5 million and $4.1 million as of December 31, 2011 and December 31, 2010, respectively.

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

Goodwill and other intangible assets:  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, during the fourth quarter or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses, if any, are included in income from operations. The goodwill impairment test is applied to each of the Company’s six reporting units. For purposes of this assessment, a reporting unit is the operating segment, or a business one level below that operating segment (the component level)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.

In September 2011, the FASB issued an Accounting Standard Update (“ASU”) that modified the goodwill impairment test process. The modification permits companies to assess goodwill impairment on a qualitative basis, through the evaluation of various financial, business and economic factors, to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the customary two-step process. The modification is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company elected to adopt the modification in the fourth quarter of 2011 for its annual impairment testing and determined that four of its six reporting units, representing approximately 12.6% of the Company’s total goodwill, qualified for the new approach. The remainder of the Company’s goodwill was evaluated using the customary two-step process for impairment testing.

Consistent with previous years, the first step of the process is to quantitatively compare the fair value of a reporting unit, including goodwill, with its carrying value. In performing the first step, we calculated fair values of the various reporting units using equal weighting of two methods; one which estimates the discounted cash flows (“DCF”) of each of the reporting units based on projected earnings in the future (the Income Approach) and one which is based on sales of similar assets in actual transactions (the Market Approach). If the fair value exceeded the carrying value, there is no impairment. If the reporting unit carrying amount exceeded the fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amounts. See Note 2 for further discussion on recently issued accounting standards.

Intangible assets consisting of intellectual property, customer lists and distribution rights are being amortized over their estimated useful lives, which are as follows: intellectual property, 3 to 20 years; customer lists, 5 to 30 years; distribution rights, 3 to 22 years. The weighted average amortization period is approximately 13 years. Trade names of $316.9 million are considered indefinite lived. The Company periodically evaluates the reasonableness of the useful lives of these assets.

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

Share-based compensation expense for 2011, 2010 and 2009 was $4.0 million, $8.6 million and $7.8 million, respectively and is included in selling, general and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2011, 2010 and 2009 was $2.3 million, $2.2 million and $2.0 million, respectively. The reduction in share-based compensation expense for 2011 is primarily the result of stock option and restricted share forfeitures of approximately $3 million related to the separation of the Company’s former chief executive officer.

As of December 31, 2011, unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $3.5 million, which is expected to be recognized over a weighted-average period of 1.88 years. Unamortized share-based compensation cost related to non-vested shares (restricted stock), net of expected forfeitures, was $7.9 million, which is expected to be recognized over a weighted-average period of 1.87 years.

Share-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period less estimated forfeitures. Share-based compensation expense recognized in 2011, 2010 and 2009 included compensation expense for (1) share-based awards granted prior to, but not yet vested as of December 25, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) topic 718, “Compensation-Stock Compensation,” and (2) share-based awards granted subsequent to December 25, 2005, based on the fair value on the grant date estimated in accordance with the provisions of the Compensation-Stock Compensation topic. The topic requires forfeitures to be estimated at the time of grant. To minimize fluctuations in share-based compensation expense, management reviews and revises the estimate of forfeitures for all share-based awards on a quarterly basis based on management’s expectation of the awards that will ultimately vest. In 2011, the Company issued 175,291 non-vested shares (restricted stock) the majority of which vest on the third anniversary of the grant date (cliff vesting).

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes:  The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, and to reflect operating loss and tax credit carryforwards. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently re-invested.

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

Restructuring costs:  Restructuring costs, which include termination benefits, facility closure costs, contract termination costs and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of reductions in force.

Revenue recognition:  The Company recognizes revenues from product sales, including sales to distributors, or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. This generally occurs when products are shipped, when services are rendered or upon customers’ acceptance. Revenues are net of estimated returns and other allowances. The Company’s estimated returns and allowances are calculated based on historical experience and current trends.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowances for discounts and rebates related to customer incentive programs, which include discounts or rebates, are estimated and provided for in the period that the related sales are recorded. These allowances are recorded as a reduction of revenue.

Reclassifications:  Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation. Certain financial information is presented on a rounded basis, which may cause minor differences. The Company identified $0.5 million, after taxes, of environmental costs related to discontinued operations that were erroneously reported in continuing operations during the first and second quarters of 2011. The Company has classified these environmental costs as income from discontinued operations for the year ended December 31, 2011. The Company revised the statements of income for the three months ended March 27, 2011 and the three and six months ended June 26, 2011 to report these environmental costs in income from discontinued operations for the respective periods. Management has determined that the impact of this error was not material on a quantitative or qualitative basis to the financial statements for the first and second quarters of fiscal 2011.

Note 2 — New accounting standards

The Company adopted the following new accounting standard as of January 1, 2011, the first day of its 2011 fiscal year:

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

The Company adopted the following new accounting standard in the fourth quarter of 2011:

Amendment to Intangibles-Goodwill and Other:  In September 2011, the FASB revised its requirements related to an entity’s approach in performing a goodwill impairment test. Under the revised requirements, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test previously required under applicable guidance. The revised requirements became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment to Comprehensive Income:  In June 2011, the FASB amended guidance relating to the presentation requirements of comprehensive income within an entity’s financial statements. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendment is effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.

Note 3 — Acquisitions

On January 10, 2011, the Company acquired 100% of the outstanding equity of VasoNova Inc. (“VasoNova”), a developer of central venous catheter navigation technology that enables real-time confirmation of the placement of peripherally inserted central catheters and central venous catheters. The acquisition of VasoNova complements the vascular access product line in the Company’s Critical Care division. In connection with the acquisition, the Company made an initial payment to the former VasoNova security holders of $24.9 million and agreed to make additional payments of between $15.0 million and $30.0 million. The minimum $15.0 million of additional consideration is payable in three separate installments at specified dates or, if earlier, upon receipt of specified regulatory approvals with respect to the first two installments and achievement of specified sales targets with respect to the third installment. Payment of the remaining $15 million is contingent upon the achievement of additional specified sales targets within three years after the date of acquisition. In March 2011, $6.0 million of the minimum additional consideration was paid to the former VasoNova security holders upon receipt of 510(k) clearance from the U.S. Food and Drug Administration with respect to an expanded use of VasoNova’s VPS peripherally inserted central catheter tip location technology.

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

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus is categorized within Level 3 of the fair value hierarchy (see Note 10, “Fair value measurement”).

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the purchase price allocation of the cost to acquire VasoNova based on the fair values of the net assets acquired as of January 10, 2011:

(Dollars in thousands)
Assets
Current assets	$942
Property, plant and equipment	314
Intangible assets	29,550
Goodwill	12,973
Other assets	50

Total assets acquired	43,829

Less:
Current liabilities	(536)
Deferred tax liabilities	(2,948)

Total liabilities assumed	(3,484)

Net assets acquired	$40,345

During 2011, the Company finalized the valuation of tangible and intangible assets and the purchase price allocation as of the acquisition date with no further adjustments.

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

Note 4 — Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009
	(Dollars in thousands)
2011 restructuring program	$4,134	$—	$—
2007 ARROW integration program	461	2,875	6,991
Aggregate impairment charges — investments and certain fixed assets	2,497	—	3,356

Restructuring and other impairment charges	$7,092	$2,875	$10,347

2011 Restructuring Program

During the fourth quarter of 2011, the Company initiated a restructuring program at four facilities to consolidate operations and reduce costs. In connection with this program, the Company recorded contract termination costs of approximately $2.6 million associated with a lease termination, as the Company has vacated 50% of the premises as of December 31, 2011. In addition, the Company has

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded approximately $1.5 million for employee termination benefits for workforce consolidations. In 2012, the Company expects to incur additional contract termination costs of approximately $2.7 million when it has completely exited the leased facility, approximately $1.1 million for facility closure costs related to the other facilities, an additional $0.3 million for termination benefits and $0.5 million for other costs in connection with the program. All of the employee termination benefits, facility closure costs and other costs will be paid in 2012. The payment of the contract termination costs associated with the lease termination will continue until 2015.

2007 ARROW Integration Program

The charges associated with the 2007 ARROW integration program that were included in restructuring and other impairment charges for the years ended 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(Dollars in thousands)
Termination benefits	$(16)	$1,015	$4,033
Facility closure costs	166	812	577
Contract termination costs	311	1,503	1,622
Asset impairments	—	—	42
Gain on sale of assets	—	(458)	—
Other restructuring costs	—	3	759

	$461	$2,875	$7,033

A reconciliation of the changes in accrued liabilities associated with the 2007 ARROW integration program from December 31, 2009 through December 31, 2011 is set forth in the following tables:

	Termination benefits	Facility Closure Costs	Contract Termination Costs	Other Restructuring Costs	Total
	(Dollars in thousands)
Balance at December 31, 2009	$2,183	$302	$687	$23	$3,195
Subsequent accruals	1,015	812	1,503	3	3,333
Cash payments	(2,508)	(1,097)	(28)	(3)	(3,636)
Foreign currency translation	(90)	(17)	(24)	(1)	(132)

Balance at December 31, 2010	600	—	2,138	22	2,760
Subsequent accruals	(16)	166	311	—	461
Cash payments	(268)	(166)	(414)	—	(848)
Foreign currency translation	4	—	98	(1)	101

Balance at December 31, 2011	$320	$—	$2,133	$21	$2,474

As of December 31, 2011, the Company expects future restructuring expenses associated with the 2007 ARROW integration program, if any, to be nominal.

Impairment Charges

During 2011, the Company recognized net impairment charges of $2.5 million related to the decline in value of its investments in affiliates that are considered to be other than temporary. In making this determination, the Company considered multiple factors, including its intent and ability to hold investments, operating losses of investees that demonstrate an inability to recover the carrying value of the investments, the investee’s liquidity and cash position and market acceptance of the investee’s products and services.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2009, based on continued deterioration in the California real estate market, the Company recorded $3.3 million in impairment charges to fully write off an investment in a real estate venture in California. The Company initially invested in the venture in 2004 by contributing property and other assets that had been part of one of its former manufacturing sites.

Note 5 — Inventories

Inventories at year end consisted of the following:

	2011	2010
	(Dollars in thousands)
Raw materials	$87,621	$128,752
Work-in-process	45,486	54,098
Finished goods	198,587	194,032

	331,694	376,882
Less: Inventory reserve	(32,919)	(38,284)

Inventories, net	$298,775	$338,598

Note 6 — Property, plant and equipment

The major classes of property, plant and equipment, at cost, at year end are as follows:

	2011	2010
	(Dollars in thousands)
Land, buildings and leasehold improvements	$189,817	$217,342
Machinery and equipment	285,771	351,261
Computer equipment and software	64,076	80,632
Construction in progress	26,390	16,489

	566,054	665,724
Less: Accumulated depreciation	(314,142)	(378,019)

Property, plant and equipment, net	$251,912	$287,705

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by reporting segment, for 2011 and 2010 are as follows:

	Medical Segment	Former Commercial Segment	Total
	(Dollars in thousands)
Balance as of January 1, 2011
Goodwill	$1,434,921	$7,490	$1,442,411
Accumulated impairment losses	—	—	—

	1,434,921	7,490	1,442,411
Goodwill related to acquisitions	12,973	—	12,973
Goodwill related to dispositions	—	(7,490)	(7,490)
Reversal of ARROW integration accrual, net of tax	(81)	—	(81)
Translation adjustment	(9,271)	—	(9,271)

Balance as of December 31, 2011
Goodwill	1,438,542	—	1,438,542
Accumulated impairment losses	—	—	—

	$1,438,542	$—	$1,438,542

	Medical Segment	Former Commercial Segment	Total
	(Dollars in thousands)
Balance as of January 1, 2010
Goodwill	$1,444,354	$15,087	$1,459,441
Accumulated impairment losses	—	—	—

	1,444,354	15,087	1,459,441
Goodwill related to dispositions	(9,224)	(7,597)	(16,821)
Adjustments	(180)	0	(180)
Translation adjustment	(29)	0	(29)

Balance as of December 31, 2010
Goodwill	1,434,921	7,490	1,442,411
Accumulated impairment losses	—	—	—

	$1,434,921	$7,490	$1,442,411

Intangible assets at year end consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2011	2010	2011	2010
	(Dollars in thousands)
Customer lists	$537,094	$553,923	$(117,505)	$(98,013)
Intellectual property	221,171	207,248	(85,402)	(77,166)
Distribution rights	16,669	16,728	(13,484)	(13,016)
Trade names	322,404	332,049	(1,160)	(3,231)

	$1,097,338	$1,109,948	$(217,551)	$(191,426)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $44.1 million, $42.2 million, and $42.0 million for 2011, 2010 and 2009, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)
2012	$41,700
2013	41,700
2014	37,700
2015	31,500
2016	31,500

Note 8 — Borrowings

The components of long-term debt at year end are as follows:

	2011	2010
	(Dollars in thousands)
Senior Credit Facility:
Term loan facility, at an average rate of 1.31%, due 10/1/2012	$—	$36,123
Term loan facility, at a rate of 2.625%, due 10/1/2014	375,000	363,877
2004 Senior Notes:
6.66% Series 2004-1 Tranche A Senior Notes due 7/8/2011	—	72,500
7.14% Series 2004-1 Tranche B Senior Notes due 7/8/2014	—	48,250
7.46% Series 2004-1 Tranche C Senior Notes due 7/8/2016	—	45,050
3.875% Convertible Senior Subordinated Notes due 2017	400,000	400,000
6.875% Senior Subordinated Notes due 2019	250,000	—

	1,025,000	965,800
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(70,191)	(79,891)

	954,809	885,909
Current portion of borrowings	—	(72,500)

	$954,809	$813,409

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Notes constitute the Company’s general unsecured senior subordinated obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including the Company’s indebtedness under its credit facilities, and will be equal in right of payment with all of the Company’s existing and future senior subordinated indebtedness, including the Company’s 3.875% Convertible Senior Subordinated Notes due 2017. The obligations under the Notes will be guaranteed, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is a guarantor or other obligor under the Company’s credit facilities and by certain of the Company’s other domestic subsidiaries. The guarantees are full and unconditional, subject to certain customary automatic release provisions. The guarantees of the Notes will be subordinated in right of payment to all of the existing and future senior indebtedness of such Guarantors and will be equal in right of payment with all of the future senior subordinated indebtedness of such Guarantors. The Notes and the guarantees will be junior to the existing and future secured indebtedness of the Company and the Guarantors to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the Incremental Term Loans, the amendment to the Credit Agreement and repayment of $125 million in term borrowings using the proceeds of the offering of its 6.875% Senior Subordinated Notes, the Company had $375 million of term loans outstanding on December 31, 2011. All of the term loans will mature on October 1, 2014.

The term loans bear interest at an applicable rate elected by the Company equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.50% to 1.75%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.50% to 2.75%. The actual amount of the applicable margin will be based on the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined in the Credit Agreement). At December 31, 2011, all outstanding term loans were subject to the “LIBOR rate” of 0.375% plus an applicable margin of 2.25%, resulting in an interest rate of 2.625%.

Revolving Credit Facility Borrowings

During the first quarter of 2011, the Company borrowed $165 million under its $400 million revolving credit facility to fund the VasoNova acquisition and the retirement of the 2004 Notes. The borrowings were subsequently repaid with the proceeds from the sale of the marine business (for additional information regarding the sale of the marine business, see Note 18, “Divestiture related activities”) and borrowings under the Incremental Term Loans. As of December 31, 2011, the Company had no outstanding borrowings and approximately $3 million in outstanding standby letters of credit issued under its revolving credit facility. The Company has approximately $397 million available in committed financing under the revolving credit facility.

In connection with the extension of term loan maturities that occurred in March 2011, the commitment fee rate on unused but committed portions of the revolving credit facility increased to a range of 0.375% to 0.50%. The actual amount of the commitment fee rate is based on the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined in the Credit Agreement). At December 31, 2011, the commitment fee rate was 0.375%.

Convertible Notes

On August 9, 2010, the Company issued $400.0 million of 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011, at a rate of 3.875% per year. The Convertible Notes mature on August 1, 2017. The Convertible Notes are the Company’s unsecured senior subordinated obligations and are (i) not guaranteed by any of the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s subsidiaries; (ii) subordinated in right of payment to all of the Company’s existing and future senior indebtedness; and (iii) junior to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Convertible Notes will be convertible at the option of the holder only under the following circumstances (i) during any fiscal quarter, if the last reported sales price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price on each applicable trading day; or (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each trading day during the measurement period; or (iii) upon the occurrence of specified corporate events; or (iv) at any time on or after May 1, 2017 up to and including July 28, 2017. The Convertible Notes are convertible at a conversion rate of 16.3084 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $61.32. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company’s conversion obligation may be satisfied, at the Company’s option, in shares of common stock, cash or a combination of cash and shares of common stock. The Company has initially elected a net-settlement method to satisfy its conversion obligation. Under the net-settlement method, the Company may settle the $1,000 principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.

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

The Company allocated the proceeds of the Convertible Notes between the liability and equity components of the debt. The initial $316.3 million liability component was determined based on the fair

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of a similar debt instrument excluding the conversion feature. The initial $83.7 million ($53.3 million net of tax) equity component represented the difference between the fair value or carrying value of $316.3 million of the debt and the $400.0 million of proceeds. The related debt discount of $83.7 million will be amortized under the interest method over the remaining life of the Convertible Notes, which, at December 31, 2011, is approximately 5.6 years. An effective interest rate of 7.814% was used to calculate the debt discount on the Convertible Notes. The following table provides interest expense amounts related to the Convertible Notes for the periods presented:

(in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010
Interest cost related to contractual interest coupon	$15.5	$6.2
Interest cost related to amortization of the discount	$9.7	$3.8

The following table provides the carrying value of the Convertible Notes as of December 31, 2011 and December 31, 2010:

(in millions)	December 31, 2011	December 31, 2010
Principal amount of the Convertible Notes	$400.0	$400.0
Unamortized discount	(70.2)	(79.9)

Net carrying amount	$329.8	$320.1

Interest Rate Swap

In December 2011, the Company terminated its interest rate swap agreement that, at the date of termination, had a notional amount of $350 million. The interest rate swap was designated as a cash flow hedge against the term loan under the Company’s senior credit facility. At the date of termination, the interest rate swap was in a liability position resulting in a cash payment by the Company to the counterparties of approximately $14.8 million, which included $3.1 million of accrued interest. The cash flows from the termination of the interest rate swap has been reported as an operating activity in the consolidated statements of cash flows. At December 31, 2011, the Company had $7.0 million, after tax, recorded in Accumulated Other Comprehensive Income that will be amortized as interest expense over the original term of the hedged interest payments which expires in September 2012.

Fair Value of Long-Term Debt

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of December 31, 2011 is $954.8 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,122.5 million at December 31, 2011. The Company’s implied credit rating is a factor in determining the market interest yield curve.

Securitization Program

The Company has an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to $75.0 million. As of December 31, 2011, the maximum amount available for borrowing under this facility was $42.5 million. This facility is utilized from time to time for increased flexibility in funding

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2011 and 2010, the Company had approximately $4.7 million and $29.7 million, respectively, of outstanding borrowings under its accounts receivable securitization facility.

Debt Maturities

As of December 31, 2011, the aggregate amounts of long-term debt, demand loans and debt under the Company’s securitization program that will mature during each of the next four fiscal years and thereafter were as follows:

(Dollars in thousands)
2012	$4,986
2013	—
2014	375,000
2015	—
2016 and thereafter	650,000

Note 9 — Financial instruments

The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Approximately $7.3 million of the amount in accumulated other comprehensive income at December 31, 2011 would be reclassified as expense to the statement of income during 2012 should foreign currency exchange rates and interest rates remain at December 31, 2011 levels. See Note 10, “Fair Value Measurement” for additional information.

The location and fair values of derivative instruments designated as hedging instruments in the consolidated balance sheet are as follows:

	December 31, 2011 Fair Value	December 31, 2010 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets — current	$204	$880

Total asset derivatives	$204	$880

Liability derivatives:
Interest rate swap:
Derivative liabilities — current	$—	$15,004
Other liabilities — noncurrent	—	9,566
Foreign exchange contracts:
Derivative liabilities — current	633	630

Total liability derivatives	$633	$25,200

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and amount of the gains and losses for derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”) and the consolidated statement of income for the years ended December 31, 2011, 2010 and 2009 are as follows:

	After Tax Gain/(Loss) Recognized in OCI
	2011	2010	2009
	(Dollars in thousands)
Interest rate swap	$8,330	$2,248	$10,484
Foreign exchange contracts	(325)	(167)	5,504

Total	$8,005	$2,081	$15,988

	Pre-Tax (Gain)/Loss Reclassified from AOCI into Income
	2011	2010	2009
	(Dollars in thousands)
Interest rate swap:
Interest expense	$15,769	$17,331	$19,585
Foreign exchange contracts:
Net revenues	—	(540)	36
Cost of goods sold	(22)	(3,516)	3,067
Selling, general and administrative expenses	—	—	(356)
Income from discontinued operations	(536)	105	19

Total	$15,211	$13,380	$22,351

For the year ended December 31, 2011, there was no ineffectiveness related to the Company’s derivatives.

In 2011, the Company terminated its interest rate swap. At December 31, 2011, the Company had $7.0 million, net of tax, recorded in accumulated other comprehensive income (“AOCI”) associated with this interest rate swap, which will be amortized as interest expense over the remaining life of the original term of the hedging designation that expires in September of 2012. See Note 8, “Borrowings” for additional information on the termination of the interest rate swap.

The following table provides information regarding financial instruments activity included as part of accumulated other comprehensive income, net of tax:

	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$(15,262)	$(17,343)
Additions and revaluations	(1,491)	(5,714)
Loss reclassified from AOCI into income	9,604	7,762
Tax rate adjustment	(108)	33

Balance at end of period	$(7,257)	$(15,262)

After-tax loss (gain) reclassified from AOCI into income with respect to the Company’s terminated interest rate swap and forward rate contracts hedge results contributed approximately $10.0 and $(0.4) million, respectively, to the increase (decrease) in other comprehensive income for 2011 and approximately $10.8 and $(3.0) million, respectively, to the increase (decrease) in other comprehensive income for 2010.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Fair value measurement

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and December 31, 2010:

	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$40,005	$40,005	$—	$—
Bonds — foreign government	880	880	—	—
Investments in marketable securities	4,189	4,189	—	—
Derivative assets	204	—	204	—
Derivative liabilities	633	—	633	—
Contingent consideration liabilities	9,676	—	—	9,676

	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$4,108	$4,108	$—	$—
Derivative assets	880	—	880	—
Derivative liabilities	25,200	—	25,200	—

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the year ended December 31, 2011:

Contingent consideration
(Dollars in thousands)
Balance at beginning of year	$—
Initial estimate of contingent consideration	15,400
Payment	(6,000)
Revaluations	276

Balance at end of period	$9,676

See Note 8, “Borrowings,” for a discussion of the fair value of the Company’s long-term debt.

Valuation Hierarchy

The Derivatives and Hedging Standard under the FASB accounting standards codification establishes a valuation hierarchy of the inputs (i.e. assumptions that market participants would use in pricing an asset or liability) used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 inputs — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

Valuation Techniques Used to Determine Fair Value

The Company’s cash and cash equivalents valued based upon Level 1 inputs are comprised of overnight investments in money market funds. The funds invest in obligations of the U.S. Treasury, including Treasury bills, bonds and notes. The funds seek to maintain a net asset value of $1.00 per share. The remainder of the Company’s Cash and cash equivalents at December 31, 2011, including the $280 million received in December 2011 from the divestiture of the aerospace business, is held in bank deposits.

The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to pay benefits under certain deferred compensation plans and other compensatory arrangements. The investment assets of the trust are valued using quoted market prices.

The Company’s financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign exchange contracts. The Company uses foreign exchange contracts to manage foreign currency transaction exposure. The fair value of the foreign exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. See Note 9, “Financial instruments” for additional information.

During 2011, the Company received $9.6 million of zero-coupon Greek government bonds (the “Greek Bonds”) in settlement of trade receivables due to the Company from sales to the public hospital system in Greece for 2007, 2008 and 2009. Initially, the Company reported the Greek Bonds as a Level 1 financial asset based on quoted prices for identical assets in active markets. As the year progressed, the market activity slowed for these bonds and the Company changed the status of the Greek Bonds to Level 2 based on quoted prices for identical assets. During the fourth quarter of 2011, the Company sold a large portion of the bonds and sold the remainder of the bonds in January 2012. At December 31, 2011, the fair value of the Greek Bonds recorded on the Company’s balance sheet was approximately $0.9 million, which represented the final value received from the January 2012 sale of the remaining bonds. Since the fair value represented a quoted price based on the final sales price of the Greek Bonds, the Company has changed the status of the Greek Bonds back to a Level 1 financial asset.

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration pertaining to the VasoNova acquisition. The fair value of the contingent consideration is determined using a weighted probability of potential payment scenarios discounted at rates reflective of the Company’s credit rating and expected return on the VasoNova business. The assumptions used to develop the estimated amount recognized for the contingent consideration arrangement are updated

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each reporting period. As of December 31, 2011, the Company has recorded approximately $4.0 million of contingent consideration in other current liabilities and the remaining $5.7 million in other liabilities.

Note 11 — Shareholders’ equity

The authorized capital of the Company is comprised of 200 million common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.

On June 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date, and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit and Senior Note agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may further limit the Company’s ability to repurchase shares under this Board authorization. Through December 31, 2011, no shares have been purchased under this Board authorization.

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

	2011	2010	2009
	(Shares in thousands)
Basic shares	40,501	39,906	39,718
Dilutive shares assumed issued	300	374	218

Diluted shares	40,801	40,280	39,936

Weighted average stock options having 8,825 thousand, 4,391 thousand and 1,677 thousand underlying shares for 2011, 2010 and 2009, respectively, were antidilutive and therefore not included in the calculation of earnings per share. The increase in weighted average antidilutive shares for 2011 and 2010 reflects the inclusion of the warrants that were issued in connection with hedge transactions entered into in connection with the Company’s issuance of convertible notes in August 2010.

Accumulated other comprehensive income at year end consisted of the following:

	2011	2010
	(Dollars in thousands)
Financial instruments marked to market, net of tax	$(7,257)	$(15,262)
Cumulative translation adjustment	(17,548)	59,128
Defined benefit pension and postretirement plans, net of tax	(134,548)	(95,746)

Accumulated other comprehensive income (loss)	$(159,353)	$(51,880)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Stock compensation plans

The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock units to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years from the grant date. Outstanding restricted stock units generally vest in one to three years. In 2011, the Company granted incentive and non-qualified options to purchase 45,399 shares of common stock and granted restricted stock units representing 15,586 shares of common stock under the 2000 plan. The unrecognized compensation expense for these awards as of the grant date was $0.5 million, which will be recognized over the vesting period of the awards. As of December 31, 2011, 766,007 shares were available for future grants under the 2000 plan.

The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. In 2011, the Company granted incentive and non-qualified options to purchase 337,876 shares of common stock and granted restricted stock units representing 159,705 shares of common stock under the 2008 plan. The unrecognized compensation expense for these awards as of the grant date was $7.3 million, which will be recognized over the vesting period of the awards. As of December 31, 2011, 1,540,392 shares were available for future grants under the 2008 plan.

The fair value for options granted in 2011, 2010 and 2009 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2011	2010	2009
Risk-free interest rate	1.92%	2.12%	1.73%
Expected life of option	4.70 yrs.	4.66 yrs.	4.55 yrs.
Expected dividend yield	2.34%	2.22%	3.25%
Expected volatility	26.82%	26.42%	32.66%

The fair value for non-vested shares granted in 2011, 2010 and 2009 was estimated at the date of grant based on the market rate on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2011	2010	2009
Risk-free interest rate	1.04%	1.25%	1.21%
Expected dividend yield	2.34%	2.24%	3.18%

The Company applied a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the option activity during 2011:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	2,274,627	$56.17
Granted	383,275	57.92
Exercised	(683,132)	50.22
Forfeited or expired	(842,224)	60.44

Outstanding, end of the year	1,132,546	$57.17	6.8	$5,613

Exercisable, end of the year	628,325	$56.31	5.2	$4,053

The weighted average grant date fair value was $11.45, $12.29 and $9.70 for options granted during 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised was $6.9 million, $2.3 million and $0.3 million during 2011, 2010 and 2009, respectively.

The Company recorded $1.1 million of expense related to the portion of the shares underlying options that vested during 2011, which is included in selling, general and administrative expenses.

The following table summarizes the non-vested restricted stock unit activity during 2011:

	Number of Non-Vested Shares	Weighted Average Grant Date Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	386,543	$55.03
Granted	175,291	58.14
Vested	(90,508)	57.14
Forfeited	(136,867)	53.79

Outstanding, end of the year	334,459	$56.60	1.5	$20,499

The weighted average grant-date fair value was $54.33, $57.09 and $42.76 for non-vested restricted stock units granted during 2011, 2010 and 2009, respectively.

The Company recorded $2.9 million of expense related to the portion of these shares that vested during 2011, which is included in selling, general and administrative expenses.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income taxes

The following table summarizes the components of the provision for income taxes from continuing operations:

	2011	2010	2009
	(Dollars in thousands)
Current:
Federal	$(2,532)	(37,476)	(25,112)
State	4,628	3,667	534
Foreign	48,836	51,935	53,000
Deferred:
Federal	(19,759)	(356)	11,779
State	(878)	(2,490)	(6,393)
Foreign	(3,295)	2,722	3,168

	$27,000	18,002	36,976

In 2009, the Company sold its interest in Airfoil Technologies International Singapore and several related entities and sold several entities in its Power Systems division. The company recorded a gain on the sale of these businesses of $272.3 million along with related taxes on the gain of $102.9 million. In December 2011, the Company sold its cargo and container businesses and recorded a gain on sale of $217.8 million along with related taxes of $91.0 million. The gain and related taxes are reported as discontinued operations. A significant portion of these tax changes are included as part of the deferred tax liability for unremitted foreign earnings

At December 31, 2011, the cumulative unremitted earnings of other subsidiaries outside the United States, considered permanently reinvested, for which no income or withholding taxes have been provided, approximated $251.5 million. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2011	2010	2009
	(Dollars in thousands)
United States	$(8,191)	$(8,164)	$30,747
Other	156,894	115,856	132,818

	$148,703	$107,692	$163,565

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2011	2010	2009
Federal statutory rate	35.00%	35.00%	35.00%
Tax effect of International items	(14.04)%	(8.94)%	(3.76)%
State taxes, net of federal benefit	1.15%	(0.46)%	(2.71)%
Uncertain tax contingencies	(2.59)%	(3.23)%	(4.21)%
Other, net	(1.36)%	(5.62)%	(1.71)%

	18.16%	16.72%	22.61%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, the Company establishes and/or adjusts reserves with respect to its uncertain tax positions as developments merit. We realized a net benefit of approximately $3.9 million, $3.5 million and $6.9 million in 2011, 2010 and 2009, respectively, as a result of reducing our reserves with respect to uncertain tax positions. These reductions principally resulted from the conclusion of various audits, the expiration of a number of applicable Statutes of Limitations and by certain adjustments to our reserves for prior tax years.

During the third quarter of 2010, we determined that an out-of-period adjustment associated with tax returns filed and tax audit conclusions was required which reduced income tax expense by approximately $5.7 million. Management has determined that this adjustment was not material on a quantitative or qualitative basis to the prior period financial statements.

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

Significant components of the Company’s deferred tax assets and liabilities at year end were as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Tax loss and credit carryforwards	$70,452	$61,278
Pension	74,775	45,680
Reserves and accruals	42,272	36,886
Other	25,808	18,976
Less: valuation allowances	(66,305)	(49,522)

Total deferred tax assets	147,002	113,298

Deferred tax liabilities:
Property, plant and equipment	24,877	30,741
Intangibles — stock acquisitions	317,271	312,174
Unremitted foreign earnings	166,764	98,057
Other	18,681	7,911

Total deferred tax liabilities	527,593	448,883

Net deferred tax liability	$(380,591)	$(335,585)

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2011, the tax effect of such carry forwards approximated $70.4 million. Of this amount, $8.3 million has no expiration date, $0.3 million expires after 2011 but before the end of 2016 and $61.8 million expires after 2016. A portion of these carry forwards consist of tax losses and credits which were acquired in acquisitions by the Company and the utilization of these tax attributes are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that this annual limitation will prevent the Company from utilizing its carry forwards. The determination of state net operating loss carry forwards is dependent upon the U.S. subsidiaries’

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income or loss, apportionment percentages and other respective state laws, which can change from year to year and impact the amount of such carry forward.

The valuation allowance for deferred tax assets of $66.3 million and $49.5 million at December 31, 2011 and December 31, 2010, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carry forwards in various jurisdictions. The valuation allowance was calculated in accordance with accounting standards, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Uncertain Tax Positions:    A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

	2011	2010	2009
	(Dollars in thousands)
Balance at January 1	$89,281	$113,232	$114,667
Increase in unrecognized tax benefits related to prior years	1,855	6,226	7,371
Decrease in unrecognized tax benefits related to prior years	(6,415)	(10,887)	(15,346)
Unrecognized tax benefits related to the current year	4,246	1,956	12,348
Reductions in unrecognized tax benefits due to settlements	(7,678)	(2,011)	(1,314)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5,852)	(16,209)	(5,645)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	(411)	(3,026)	1,151

Balance at December 31	$75,026	$89,281	$113,232

The total liabilities associated with the unrecognized tax benefits that, if recognized would impact the effective tax rate for continuing operations were $40.8 million at December 31, 2011.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of operations, and the corresponding liability is included in the consolidated balance sheets. The interest (benefit) expense (net of related tax benefits where applicable) and penalties reflected in income from continuing operations for the year ended December 31, 2011 was $(0.1) million and $0.3 million, respectively, ($(2.5) million and $1.8 million, respectively, for the year ended December 31, 2010 and $(0.6) million and $0.4 million, respectively, for the year ended December 31, 2009). The corresponding liabilities in the consolidated balance sheets for interest and penalties were $11.8 million and $9.2 million, respectively, at December 31, 2011 ($11.9 million and $8.5 million, respectively at December 31, 2010).

The taxable years that remain subject to examination by major tax jurisdictions are as follows:

	Beginning	Ending
United States	2008	2011
Canada	2004	2011
Czech Republic	2001	2011
France	2009	2011
Germany	2003	2011
Ireland	2007	2011
Italy	2007	2011
Malaysia	2007	2011
Singapore	2005	2011

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2011, the most significant tax examinations in process are in the jurisdictions of the Canada, the Czech Republic, Germany and France. It is uncertain as to when these examinations may be concluded and the ultimate outcome of such examinations. As a result of the uncertain outcome of these ongoing examinations, future examinations or the expiration of statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2011. Due to the potential for resolution of certain non-US and U.S. examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next twelve months by a range of zero to $9.2 million.

Note 14 — Pension and other postretirement benefits

The Company has a number of defined benefit pension and other postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. In 2008 the Company amended the Teleflex Retirement Income Plan (“TRIP”) to cease future benefit accruals for all employees, other than those subject to a collective bargaining agreement, and amended its Supplemental Executive Retirement Plans (“SERP”) for all executives to cease future benefit accruals for both employees and executives as of December 31, 2008. The Company replaced the non-qualified defined benefits provided under the SERP with a non-qualified defined contribution arrangement under the Company’s Deferred Compensation Plan, effective January 1, 2009. In addition, in 2008, the Company’s other postretirement benefit plans were amended to eliminate future benefits for employees, other than those subject to a collective bargaining agreement, who had not attained age 50 and whose age plus years of service totaled less than 65.

In March 2011, in connection with the Company’s sale of its marine business, the Company’s domestic pension and other postretirement plans, both obligations and related assets, were revalued at fair value resulting in a net actuarial decrease in the obligation of approximately $5.6 million. Of the total domestic pension and other postretirement benefit plans, approximately $24.4 million of the pension obligations, approximately $7.4 million of other postretirement obligations and approximately $17.7 million of related pension assets were initially carved out and assigned to the buyer as part of the sale of the marine business. In the fourth quarter of 2011, pursuant to the terms of the marine sale agreement, the Company refined its estimate of the assumed pension and postretirement obligations and assigned pension assets, which resulted in a decrease in the gain on sale of the marine business of approximately $2.4 million. A transfer of all obligations and assets related to the marine business’s pensions and other postretirement plans adjusted for participant and market activity from the date of sale through the date of transfer was completed during the fourth quarter of 2011. For additional information regarding the sale of the marine business, see Note 18, “Divestiture related activities.”

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net benefit cost of pension and postretirement benefit plans for continuing operations consisted of the following:

	Pension(1)			Other Benefits(1)
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Service cost	$2,297	$2,229	$2,152	$479	$690	$670
Interest cost	17,284	17,141	17,116	2,054	2,310	2,802
Expected return on plan assets	(19,998)	(16,753)	(13,782)	—	—	—
Net amortization and deferral	4,018	4,013	4,226	(45)	105	387
Curtailment gain	(37)	(52)	—	—	—	—
Settlement gain	(5)	(40)	—	—	—	—
Special termination costs	—	—	343	—	—	395

Net benefit cost	$3,559	$6,538	$10,055	$2,488	$3,105	$4,254

(1)	All periods have been adjusted to remove amounts related to discontinued operations.

The weighted average assumptions for U.S. and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	5.78%	6.06%	5.10%	5.60%	6.05%
Rate of return	8.31%	8.27%	8.17%	—	—	—
Initial healthcare trend rate	—	—	—	8.0%	9.0%	10.0%
Ultimate healthcare trend rate	—	—	—	5.0%	5.0%	5.0%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information on the Company’s pension and postretirement benefit plans, measured as of year end, and the amounts recognized in the consolidated balance sheet and in accumulated other comprehensive income with respect to the plans were as follows:

	Pension		Other Benefits
	2011	2010	2011	2010
	Under Funded		Under Funded
	(Dollars in thousands)
Benefit obligation, beginning of year	$354,125	$332,002	$55,522	$57,027
Service cost	2,297	2,584	479	871
Interest cost	17,284	18,633	2,054	2,777
Amendments	—	32	—	—
Actuarial loss (gain)	65,636	20,758	5,047	(1,718)
Divestiture of businesses	(28,568)	—	(10,361)	—
Currency translation	200	(2,005)	—	—
Benefits paid	(15,507)	(15,964)	(3,466)	(3,692)
Medicare Part D reimbursement	—	—	233	257
Settlements	(173)	(444)	—	—
Administrative costs	(1,463)	(1,419)	—	—
Curtailments	(37)	(52)	—	—

Projected benefit obligation, end of year	393,794	354,125	49,508	55,522

Fair value of plan assets, beginning of year	261,934	218,122	—	—
Actual return on plan assets	11,419	29,931	—	—
Contributions	6,451	32,085	—	—
Divestiture of businesses	(19,619)	—	—	—
Benefits paid	(15,507)	(15,964)	—	—
Settlements paid	(173)	(389)	—	—
Administrative costs	(1,463)	(1,419)	—	—
Currency translation	282	(432)	—	—

Fair value of plan assets, end of year	243,324	261,934	—	—

Funded status, end of year	$(150,470)	$(92,191)	$(49,508)	$(55,522)

The summarized 2011 information in the table above excludes the activity pertaining to discontinued operations. The “Divestiture of businesses” lines remove the beginning of the year balances for all discontinued operations that had pension or other postretirement benefits.

The following table sets forth information as to amounts recognized in the consolidated balance sheet with respect to the plans:

	Pension		Other Benefits
	2011	2010	2011	2010
	(Dollars in thousands)
Payroll and benefit-related liabilities	$(1,813)	$(2,012)	$(3,181)	$(3,932)
Pension and postretirement benefit liabilities	(148,657)	(90,179)	(46,327)	(51,590)
Accumulated other comprehensive income (loss)	204,508	143,637	6,854	6,295

	$54,038	$51,446	$(42,654)	$(49,227)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income with respect to the plans are set forth below:

	Pension
	Prior Service Cost (Credit)	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Income (Loss), Net of Tax
	(Dollars in thousands)
Balance at December 31, 2009	$507	$139,000	$(50,965)	$88,542
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(67)	(4,236)	1,529	(2,774)
Settlement	—	20	(11)	9
Amounts arising during the period:
Tax rate adjustments	—	—	344	344
Actuarial changes in benefit obligation	—	8,982	(3,371)	5,611
Impact of currency translation	(9)	(560)	161	(408)

Balance at December 31, 2010	431	143,206	(52,313)	91,324
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(32)	(3,986)	1,449	(2,569)
Settlement	—	5	(2)	3
Amounts arising during the period:
Tax rate adjustments	—	—	(58)	(58)
Actuarial changes in benefit obligation	—	74,215	(26,959)	47,256
Divestiture of businesses	(148)	(9,260)	3,415	(5,993)
Impact of currency translation	—	77	(20)	57

Balance at December 31, 2011	$251	$204,257	$(74,488)	$130,020

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Benefits
	Prior Service Cost (Credit)	Initial Obligation	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Income (Loss), Net of Tax
	(Dollars in thousands)
Balance at December 31, 2009	$587	$550	$7,314	$(2,639)	$5,812
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	(78)	(186)	(174)	163	(275)
Amounts Arising During the period:
Tax rate adjustments	—	—	—	(51)	(51)
Actuarial changes in benefit obligation	—	—	(1,718)	654	(1,064)

Balance at December 31, 2010	509	364	5,422	(1,873)	4,422
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	56	(110)	99	(17)	28
Amounts Arising During the period:
Tax rate adjustments	—	—	—	(4)	(4)
Actuarial changes in benefit obligation	—	—	5,047	(1,882)	3,165
Divestiture of businesses	(658)	(152)	(3,723)	1,450	(3,083)

Balance at December 31, 2011	$(93)	$102	$6,845	$(2,326)	$4,528

The summarized 2011 information in the table above excludes the activity pertaining to discontinued operations. The “Divestiture of businesses” lines remove the beginning of the year balances for all discontinued operations that had pension or other postretirement benefits.

The weighted average assumptions for U.S. and foreign plans used in determining benefit obligations as of year end were as follows:

	Pension		Other Benefits
	2011	2010	2011	2010
Discount rate	4.28%	5.31%	3.95%	5.05%
Expected return on plan assets	8.27%	8.31%	—	—
Rate of compensation increase	3.0%	3.28%	—	—
Initial healthcare trend rate	—	—	8.5%	8.0%
Ultimate healthcare trend rate	—	—	5.0%	5.0%

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rates for U.S. pension plans and other benefit plans of 4.25% and 3.95%, respectively, were established by comparing the projection of expected benefit payments to the Citigroup Pension Discount Curve (published monthly) as of December 31, 2011. The Citigroup Pension Discount Curve was designed to provide a market average discount rate to asset plan sponsors in valuing the liabilities associated with postretirement obligations. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, the Company determines the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the evaluation of the pension and other postretirement assumptions the Company revised its assumptions for mortality and healthcare cost trends. The mortality assumption was enhanced to incorporate generational white and blue collar mortality trend. The generational tables take into consideration increases in plan participant longevity resulting in less significant increases in plan obligations in the future. This assumption change resulted in increases to 2011’s pension obligation and other postretirement obligation by approximately $17.5 million and $1.4 million, respectively. The healthcare cost trend rate was increased to 8.5% based on the continued rise in healthcare costs, which resulted in an increase to the other postretirement obligation by approximately $0.9 million. These increases in the obligation are reflected in the amounts recognized in the summarized information for Under Funded benefits in actuarial losses.

The Company’s assumption for the Expected Return on Plan Assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent that history has been skewed by unsustainable trends or events, the effects of those trends are quantified and removed. The Company applies a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that is more likely to prevail over long periods.

Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $4.0 million and would increase the 2011 benefit expense by $0.2 million. Decreasing the trend rate by 1% would decrease the benefit obligation by $3.5 million and would decrease the 2011 benefit expense by $0.2 million.

The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $393.4 million and $353.7 million for 2011 and 2010, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. and foreign plans with accumulated benefit obligations in excess of plan assets were $393.0 million, $392.7 million and $242.6 million, respectively for 2011 and $353.3 million, $353.0 million and $261.2 million, respectively, for 2010.

The Company’s investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. These investments are held primarily in equity and fixed income mutual funds. The Company’s other investments are largely comprised of a hedge fund of funds. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. The domestic mutual funds held in the plans are subject to the diversification standards and industry limitations on concentration of holdings set forth in the Investment Company Act of 1940, as amended. The Company’s target allocation percentage is as follows: equity securities (60%); fixed-income securities (30%) and other securities (10%). Equity funds are held for their expected return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk to plan liabilities. The other investments are held to further diversify assets within the plans and are designed to provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and monitored on an on-going basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

The fair values of the Company’s pension plan assets at December 31, 2011 by asset category are as follows:

	Fair Value Measurements at 12/31/11
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$432	$432	$—	$—
Money market funds	2,987	2,987	—	—
Equity securities:			—	—
U.S. large-cap disciplined equity (b)	67,089	67,089	—	—
U.S. small/mid-cap equity (c)	18,290	18,290	—	—
World Equity (excluding United States) (d)	42,260	42,260	—	—
Common Equity Securities — Teleflex Incorporated	7,165	7,165	—	—
Diversified United Kingdom Equity	5,681	5,681	—	—
Diversified Global (excluding United Kingdom	2,860	2,860	—	—
Fixed income securities:			—	—
Long duration bond fund (e)	71,057	71,057	—	—
Corporate, government and foreign bonds	2,573	—	2,573	—
Asset backed — home loans	1,008	—	1,008	—
Other types of investments:		—
Hedge fund of funds (f)	20,624	—	—	20,624
General Fund — Japan	767	—	767	—
Other	531	—	—	531

Total	$243,324	$217,821	$4,348	$21,155

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets at December 31, 2010 by asset category are as follows:

	Fair Value Measurements at 12/31/10
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$433	$433	$—	$—
Money market funds	4,098	4,098	—	—
Equity securities:			—	—
U.S. large-cap disciplined equity (b)	76,736	76,736	—	—
U.S. small/mid-cap equity (c)	21,237	21,237	—	—
World Equity (excluding United States) (d)	52,199	52,199	—	—
Common Equity Securities — Teleflex Incorporated	6,290	6,290	—	—
Diversified United Kingdom Equity	5,960	5,960	—	—
Diversified Global (excluding United Kingdom	3,101	3,101	—	—
Fixed income securities:			—	—
Long duration bond fund (e)	66,459	66,459	—	—
Corporate, government and foreign bonds	2,216	—	2,216	—
Asset backed — home loans	1,262	—	1,262	—
Other types of investments:		—
Hedge fund of funds (f)	20,689	—	—	20,689
General Fund — Japan	756	—	756	—
Other	498	—	—	498

Total	$261,934	$236,513	$4,234	$21,187

(a)	Information on asset categories described in notes (b)-(f) is derived from prospectuses and other material provided by the respective funds comprising the respective asset categories.

(b)	This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of large companies. These securities include common stocks, preferred stocks, warrants, exchange traded funds based on a large cap equity index and derivative instruments whose value is based on an underlying equity security or a basket of equity securities. The fund invests primarily in common stocks of U.S. companies with market capitalizations in the range of companies in the S&P 500 Composite Stock Price Index (S&P 500 Index).

(c)	This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of small and mid-sized companies. The fund invests in common stocks or exchange traded funds holding common stock of U.S. companies with market capitalizations in the range of companies in the Russell 2500 Index.

(d)	This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of foreign companies. These securities may include common stocks, preferred stocks, warrants, exchange traded funds based on an international equity index and derivative instruments whose value is based on an international equity index and derivative instruments whose value is based on an underlying equity security or a basket of equity securities. The fund invests in securities of foreign issuers located in developed and emerging market countries. However, the fund will not invest more than 30% of its assets in the common stocks or other equity securities of issuers located in emerging market countries.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income instruments, including securities issued or guaranteed by the U.S. Government and its agencies and instrumentalities, corporate bonds, asset-backed securities, exchange traded funds, mortgage-backed securities and collateralized mortgage-backed securities. The fund invests primarily in long duration government and corporate fixed income securities, and use derivative instruments, including interest rate swap agreements and Treasury futures contracts, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.

(f)	This category comprises a hedge fund that invests in various other hedge funds. As of December 31, 2011 and December 31, 2010:

•	approximately 20% and 24%, respectively, of the assets of the hedge fund were invested in equity hedge based funds, including equity long/short and equity market neutral strategies;
•	approximately 27% and 23%, respectively, of the assets were held in tactical/directional based funds, including global macro, long/short equity, commodity and systematic quantitative strategies;
•	approximately 29% and 23%, respectively, of the assets were held in relative value based funds, including convertible and fixed income arbitrage, credit long/short and volatility arbitrage strategies;
•	approximately 17% and 22%, respectively, of the assets were held in funds with an event driven strategy; and
•	approximately 7% and 8%, respectively, of the assets were held in cash.

The following table provides a reconciliation of changes in Level 3 pension assets measured at fair value on a recurring basis for the year ended December 31, 2011:

	Hedge Fund of Funds	Other Investments
	(Dollars in thousands)
Balance at beginning of year	$20,689	$498
Unrealized gains (losses)	(65)	25
Foreign currency adjustment	—	8

Balance at end of year	$20,624	$531

The Company’s contributions to U.S. and foreign pension plans during 2012 are expected to be approximately $19.5 million. Contributions to postretirement healthcare plans during 2012 are expected to be approximately $3.2 million.

The Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.3 million, is as follows:

	Pension	Other Benefits
	(Dollars in thousands)
2012	$16,785	$3,181
2013	17,454	3,126
2014	17,837	3,191
2015	18,473	3,243
2016	19,050	3,385
Years 2017 — 2021	105,586	17,372

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. The Company partially matches employee contributions. Costs related to these plans were $10.6 million, $9.5 million and $9.2 million for 2011, 2010 and 2009, respectively.

Note 15 — Commitments and contingent liabilities

Product warranty liability:  The Company warrants to the original purchaser of certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. Set forth below is a reconciliation of the Company’s estimated product warranty liability for 2011:

(Dollars in thousands)
Balance — December 31, 2010	$10,877
Accrued for warranties issued in 2011	68
Settlements (cash and in kind)	(125)
Accruals related to pre-existing warranties (a)	3,983
Businesses sold	(6,868)

Balance — December 31, 2011	$7,935

(a)	Including those related to divested businesses.

Operating leases:  The Company uses various leased facilities and equipment in its operations. The lease terms for these assets vary. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at December 31, 2011. The Company’s future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under lease, and are payable should the Company decide neither to renew these leases, nor to exercise its purchase option. At December 31, 2011, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

Future minimum lease payments as of December 31, 2011 (including residual value guarantee amounts) under noncancelable operating leases are as follows:

(Dollars in thousands)
2012	$24,362
2013	20,927
2014	17,053
2015	13,961
2016 and thereafter	21,496

Rental expense under operating leases was $26.7 million, $25.2 million and $28.7 million in 2011, 2010 and 2009, respectively.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, practices and enforcement policies of diverse regulatory agencies, as well as the presence or absence of potentially responsible parties. At December 31, 2011 and December 31, 2010, the Company’s consolidated balance sheet included an accrued liability of $9.2 million and $6.9 million, respectively, relating to these matters. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may exceed the amount accrued as of December 31, 2011. The time-frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

Litigation:  The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of December 31, 2011, the Company has recorded reserves of approximately $23.1 million in connection with such contingencies, representing our best estimate of the cost within the range of possible loss to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.

Other:  The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. On average, such commitments are not at prices in excess of current market prices.

Note 16 — Business segments and other information

An operating segment is a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. Based on these criteria, the Company has determined that during 2011 it had a single operating segment.

The Company businesses design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care. Additionally, the Company designs, manufactures and supplies devices and instruments for other medical device manufacturers. Over 90 percent of the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s net revenues are derived from devices that are considered disposable or single-use. The Company’s products are largely sold and distributed to hospitals and healthcare providers and are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications.

The following table provides total net revenues by product group:

	2011	2010	2009
	(Dollars in thousands)
Net revenues:
Critical Care	$1,004,126	$943,368	$939,322
Surgical Care	277,440	262,684	260,635
Cardiac Care	79,961	70,560	70,788
OEM and Development Services	166,331	154,205	149,830
Other	1,053	2,465	14,310

Total net revenues	$1,528,911	$1,433,282	$1,434,885

Identifiable assets were $3,916.2 million, $3,635.2 million and $3,830.1 million at December 31, 2011, 2010 and 2009, respectively. Identifiable assets do not include assets held for sale of $7.9 million, $8.0 million and $8.9 million in 2011, 2010 and 2009, respectively.

The following table provides total net revenues and total net property, plant and equipment by geographic region:

	2011	2010	2009
	(Dollars in thousands)
Net revenues (based on business unit location):
United States	$799,340	$785,343	$791,127
Other Americas	55,228	49,557	46,289
Germany	128,072	122,324	141,357
Other Europe	403,274	364,617	361,748
All Other	142,997	111,441	94,364

	$1,528,911	$1,433,282	$1,434,885

Net property, plant and equipment:
United States	$159,042	$165,287	$187,880
Other Americas	12,492	25,988	26,587
Germany	8,549	19,630	21,924
Other Europe	53,775	55,848	61,533
All Other	18,054	20,952	19,575

	$251,912	$287,705	$317,499

As a result of a reorganization of the Company’s internal business unit reporting structure and related internal financial reporting, effective January 1, 2012, the Company is changing from one operating segment to four operating segments and from six reporting units to ten reporting units. The change will include converting the Company’s current North America Medical business, which will be one of the four operating segments, from one reporting unit to five reporting units. This change in reporting units requires the Company to allocate the assets and liabilities of North America Medical to the new reporting units, and then allocate goodwill using a relative fair value approach. The goodwill attributable to the North America Medical reporting unit was $973.2 million at December 31, 2011. The Company is currently completing the allocation process, and will perform goodwill impairment tests on

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these new reporting units in the first quarter of 2012. This could result in impairment charges being recognized for one or more of these new reporting units in the first quarter of 2012, which could be material.

Note 17 — Condensed consolidated guarantor financial information

As described in Note 8, “Borrowings,” in June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and condensed consolidated statements of cash flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 and condensed consolidating balance sheets as of December 31, 2011 and December 31, 2010, each of which are set forth below, provide consolidating information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-guarantor subsidiaries, on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$959,383	$804,867	$(235,339)	$1,528,911
Cost of goods sold	—	579,768	466,869	(236,567)	810,070

Gross profit	—	379,615	337,998	1,228	718,841
Selling, general and administrative expenses	39,516	238,330	151,184	232	429,262
Research and development expenses	—	41,668	7,064	—	48,732
Restructuring and other impairment charges	11	5,702	1,379	—	7,092
Net loss on sales of businesses and assets	—	—	582	—	582

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(39,527)	93,915	177,789	996	233,173
Interest expense	139,803	(70,248)	762	—	70,317
Interest income	(384)	(67)	(809)	—	(1,260)
Loss on extinguishments of debt	15,413	—	—	—	15,413

Income (loss) from continuing operations before taxes	(194,359)	164,230	177,836	996	148,703
Taxes (benefit) on income from continuing operations	(73,608)	53,653	47,280	(325)	27,000
Equity in net income of consolidated subsidiaries	474,556	397,131	—	(871,687)	—

Income from continuing operations	353,805	507,708	130,556	(870,336)	121,703

Operating (loss) income from discontinued operations	(55,872)	37,525	307,427	—	289,080
Taxes on income from discontinued operations	(25,396)	87,596	23,616	—	85,816

Income (loss) from discontinued operations	(30,476)	(50,071)	283,811	—	203,264

Net income	323,329	457,637	414,367	(870,366)	324,967
Less: Income from continuing operations attributable to noncontrolling interest	—	—	1,021	—	1,021
Income from discontinued operations attributable to noncontrolling interest	—	—	617	—	617

Net income attributable to common shareholders	$323,329	$457,637	$412,729	$(870,366)	$323,329

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$926,940	$758,808	$(252,466)	$1,433,282
Cost of goods sold	—	529,410	461,018	(245,617)	744,811

Gross profit	—	397,530	297,790	(6,849)	688,471
Selling, general and administrative expenses	42,225	240,338	127,191	170	409,924
Research and development expenses	—	37,333	5,288	—	42,621
Restructuring and other impairment charges	458	2,098	319	—	2,875
Net (gain) loss on sales of businesses and assets charges	(420)	262	(183)	—	(341)

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(42,263)	117,499	165,175	(7,019)	233,392
Interest expense	136,968	(78,548)	21,369	—	79,789
Interest income	(3)	(141)	(575)	—	(719)
Loss on extinguishments of debt	46,630	—	—	—	46,630

Income (loss) from continuing operations before taxes	(225,858)	196,188	144,381	(7,019)	107,692
Taxes (benefit) on income from continuing operations	(84,729)	50,241	54,741	(2,251)	18,002
Equity in net income of consolidated subsidiaries	326,809	135,392	—	(462,201)	—

Income from continuing operations	185,680	281,339	89,640	(466,969)	89,690

Operating income (loss) from discontinued operations	13,999	13,007	138,721	—	165,727
Taxes (benefit) on income from discontinued operations	(1,415)	6,800	47,577	—	52,962

Income (loss) from discontinued operations	15,415	6,207	91,144	—	112,765

Net income	201,094	287,546	180,784	(466,969)	202,455
Less: Income from continuing operations attributable to noncontrolling interests	—	—	861	—	861
Income from discontinued operations attributable to noncontrolling interest	—	—	500	—	500

Net income attributable to common shareholders	$201,094	$287,546	$179,423	$(466,969)	$201,094

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$909,765	$739,384	$(214,264)	$1,434,885
Cost of goods sold	—	537,262	426,174	(214,092)	749,344

Gross profit	—	372,503	313,210	(172)	685,541
Selling, general and administrative expenses	38,657	217,859	131,692	73	388,281
Research and development expenses	—	32,947	3,738	—	36,685
Restructuring and other impairment charges	975	1,596	7,776	—	10,347

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(39,632)	120,101	170,004	(245)	250,228
Interest expense	135,588	(65,364)	18,919	—	89,143
Interest income	(82)	(1,454)	(944)	—	(2,480)

Income (loss) from continuing operations before taxes	(175,138)	186,919	152,029	(245)	163,565
Taxes (benefit) on income from continuing operations	(76,480)	67,970	45,551	(65)	36,976
Equity in net income of consolidated subsidiaries	412,171	395,039	—	(807,210)	—

Income from continuing operations	313,513	513,988	106,478	(807,390)	126,589

Operating income (loss) from discontinued operations	(19,523)	(17,669)	325,259	436	288,503
Taxes (benefit) on income from discontinued operations	(9,004)	99,168	10,752	165	101,081

Income (loss) from discontinued operations	(10,519)	(116,837)	314,507	271	187,422

Net income	302,994	397,151	420,985	(807,119)	314,011
Less: Income from continuing operations attributable to noncontrolling interests	—	—	632	—	632
Income from discontinued operations attributable to noncontrolling interest	—	—	10,385	—	10,385

Net income attributable to common shareholders	$302,994	$397,151	$409,968	$(807,119)	$302,994

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$114,531	$—	$469,557	$—	$584,088
Accounts receivable, net	269	304,813	464,834	(483,690)	286,226
Inventories, net	—	201,147	107,188	(9,560)	298,775
Prepaid expenses and other current assets	7,203	3,675	22,527	—	33,405
Prepaid taxes	24,006	—	4,869	(29)	28,846
Deferred tax assets	8,659	26,886	5,883	(414)	41,014
Assets held for sale	—	2,738	5,164	—	7,902

Total current assets	154,668	539,259	1,080,022	(493,693)	1,280,256
Property, plant and equipment, net	8,208	149,300	94,404	—	251,912
Goodwill	—	1,001,353	437,189	—	1,438,542
Intangibles assets, net	—	711,962	167,825	—	879,787
Investments in affiliates	5,245,520	922,208	20,327	(6,186,047)	2,008
Deferred tax assets	65,400	—	2,387	(67,509)	278
Other assets	42,183	2,534,124	164,662	(2,669,649)	71,320

Total assets	$5,515,979	$5,858,206	$1,966,816	$(9,416,898)	$3,924,103

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,986	$—	$4,986
Accounts payable	101,907	387,612	64,694	(487,121)	67,092
Accrued expenses	23,208	25,407	52,201	—	100,816
Payroll and benefit-related liabilities	24,031	13,867	26,488	—	64,386
Derivative liabilities	633	—	—	—	633
Accrued interest	10,948	—	12	—	10,960
Income taxes payable	—	—	21,113	(29)	21,084
Deferred tax liabilities	—	—	1,465	(415)	1,050

Total current liabilities	160,727	426,886	170,959	(487,565)	271,007
Long-term borrowings	954,809	—	—	—	954,809
Deferred tax liabilities	—	433,078	55,264	(67,509)	420,833
Pension and other postretirement benefit liabilities	145,533	34,034	15,417	—	194,984
Noncurrent liability for uncertain tax positions	12,678	18,437	30,573	—	61,688
Other liabilities	2,261,644	5,749	442,464	(2,671,858)	37,999

Total liabilities	3,535,391	918,184	714,677	(3,226,932)	1,941,320
Total common shareholders’ equity	1,980,588	4,940,022	1,249,944	(6,189,966)	1,980,588
Noncontrolling interest	—	—	2,195	—	2,195

Total equity	1,980,588	4,940,022	1,252,139	(6,189,966)	1,982,783

Total liabilities and equity	$5,515,979	$5,858,206	$1,966,816	$(9,416,898)	$3,924,103

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$22,632	$—	$185,820	$—	$208,452
Accounts receivable, net	16,163	643,931	484,333	(850,231)	294,196
Inventories, net	4,007	184,620	160,646	(10,675)	338,598
Prepaid expenses and other current assets	7,607	3,105	15,436	2,683	28,831
Prepaid taxes	6,982	—	3,591	(6,685)	3,888
Deferred tax assets	3,953	24,610	10,746	—	39,309
Assets held for sale	—	2,745	5,214	—	7,959

Total current assets	61,344	859,011	865,786	(864,908)	921,233
Property, plant and equipment, net	9,511	150,139	128,055	—	287,705
Goodwill	—	988,528	453,883	—	1,442,411
Intangibles assets, net	—	720,985	197,537	—	918,522
Investments in affiliates	4,873,508	566,489	22,561	(5,457,659)	4,899
Deferred tax assets	41,200	—	2,620	(43,462)	358
Other assets	38,962	2,128,048	429,623	(2,528,606)	68,027

Total assets	$5,024,525	$5,413,200	$2,100,065	$(8,894,635)	$3,643,155

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$72,500	$—	$31,211	$—	$103,711
Accounts payable	1,664	614,494	322,582	(853,894)	84,846
Accrued expenses	20,634	22,477	74,377	—	117,488
Payroll and benefit-related liabilities	23,752	11,657	36,009	—	71,418
Derivative liabilities	15,634	—	—	—	15,634
Accrued interest	18,247	—	100	—	18,347
Income taxes payable	320	—	11,312	(6,746)	4,886
Deferred tax liabilities	—	—	4,433	—	4,433
Liabilities held for sale	—	—	—	—	—

Total current liabilities	152,751	648,628	480,024	(860,640)	420,763
Long-term borrowings	813,409	—	—	—	813,409
Deferred tax liabilities	—	359,164	55,115	(43,460)	370,819
Pension and other postretirement benefit liabilities	90,391	31,472	19,906	—	141,769
Noncurrent liability for uncertain tax positions	9,771	19,877	32,954	—	62,602
Other liabilities	2,174,827	25	399,412	(2,527,749)	46,515

Total liabilities	3,241,149	1,059,166	987,411	(3,431,849)	1,855,877
Total common shareholders’ equity	1,783,376	4,354,034	1,108,752	(5,462,786)	1,783,376
Noncontrolling interest	—	—	3,902	—	3,902

Total equity	1,783,376	4,354,034	1,112,654	(5,462,786)	1,787,278

Total liabilities and equity	$5,024,525	$5,413,200	$2,100,065	$(8,894,635)	$3,643,155

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(110,088)	$156,867	$56,351	$103,130

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(3,167)	(26,345)	(15,575)	(45,087)
Proceeds from sales of businesses and assets, net of cash sold	—	58,986	317,039	376,025
Payments for businesses and intangibles acquired, net of cash acquired	—	(30,570)	—	(30,570)
Investments in affiliates	(150)	—	—	(150)

Net cash (used in) provided by investing activities from continuing operations	(3,317)	2,071	301,464	300,218

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	515,000	—	—	515,000
Repayment of long-term borrowings	(455,800)	—	—	(455,800)
(Decrease) increase in notes payable and current borrowings	(25,000)	—	286	(24,714)
Proceeds from stock compensation plans	34,009	—	—	34,009
Dividends	(55,136)	—	—	(55,136)
Debt and equity issuance and amendment costs	(18,518)	—	—	(18,518)
Intercompany transactions	223,065	(158,938)	(64,127)	—

Net cash provided by (used in) financing activities from continuing operations	217,620	(158,938)	(63,841)	(5,159)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(12,313)	—	3,661	(8,652)
Net cash used in investing activities	(3)	—	(2,367)	(2,370)

Net cash (used in) provided by discontinued operations	(12,316)	—	1,294	(11,022)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11,531)	(11,531)

Net increase in cash and cash equivalents	91,899	—	283,737	375,636
Cash and cash equivalents at the beginning of the period	22,632	—	185,820	208,452

Cash and cash equivalents at the end of the period	$114,531	$—	$469,557	$584,088

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(110,808)	$170,229	$92,214	$151,635

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(1,422)	(20,619)	(8,000)	(30,041)
Proceeds from sales of businesses and assets, net of cash sold	53,466	33,091	94,993	181,550
Payments for businesses and intangibles acquired, net of cash acquired	—	(82)	—	(82)

Net cash provided by investing activities from continuing operations	52,044	12,390	86,993	151,427

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	490,000	—	—	490,000
Repayment of long-term borrowings	(716,570)	—	—	(716,570)
Increase in notes payable and current borrowings	29,700	—	—	29,700
Proceeds from stock compensation plans	10,657	—	—	10,657
Payments to noncontrolling interest shareholders	—	—	(1,148)	(1,148)
Dividends	(54,312)	—	—	(54,312)
Debt and equity issuance and amendment fees	(65,226)	—	—	(65,226)
Purchase of call options	(88,000)	—	—	(88,000)
Proceeds from sale of warrants	59,400	—	—	59,400
Intercompany transactions	381,539	(182,619)	(198,920)	—

Net cash provided by (used in) financing activities from continuing operations	47,188	(182,619)	(200,068)	(335,499)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	2,223	—	59,244	61,467
Net cash provided by (used in) investing activities	208	—	(3,833)	(3,625)
Net cash used in financing activities	—	—	(1,128)	(1,128)

Net cash provided by discontinued operations	2,431	—	54,283	56,714

Effect of exchange rate changes on cash and cash equivalents	—	—	(4,130)	(4,130)

Net (decrease) increase in cash and cash equivalents	(9,145)	—	29,292	20,147
Cash and cash equivalents at the beginning of the period	31,777	—	156,528	188,305

Cash and cash equivalents at the end of the period	$22,632	$—	$185,820	$208,452

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(206,206)	$248,395	$77,912	$120,101

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(1,280)	(17,877)	(7,185)	(26,342)
Proceeds from sales of businesses and assets, net of cash sold	—	2,864	311,349	314,213
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(537)	(537)

Net cash (used in) provided by investing activities from continuing operations	(1,280)	(15,013)	303,627	287,334

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	10,000	—	18	10,018
Repayment of long-term borrowings	(357,590)	—	(18)	(357,608)
Decrease in notes payable and current borrowings	—	—	(1,452)	(1,452)
Proceeds from stock compensation plans	1,553	—	—	1,553
Payments to noncontrolling interest shareholders	—	—	(407)	(407)
Dividends	(54,022)	—	—	(54,022)
Intercompany transactions	627,006	(233,382)	(393,624)	—

Net cash provided by (used in) financing activities from continuing operations	226,947	(233,382)	(395,483)	(401,918)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(4,427)	—	88,497	84,070
Net cash used in investing activities	(140)	—	(5,993)	(6,133)
Net cash used in financing activities	—	—	(11,370)	(11,370)

Net cash (used in) provided by discontinued operations	(4,567)	—	71,134	66,567

Effect of exchange rate changes on cash and cash equivalents	(889)	—	9,835	8,946

Net increase in cash and cash equivalents	14,005	—	67,025	81,030
Cash and cash equivalents at the beginning of the period	17,772	—	89,503	107,275

Cash and cash equivalents at the end of the period	$31,777	$—	$156,528	$188,305

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Divestiture-related activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Net gain on sales of businesses and assets.

Net gain on sales of businesses and assets consists of the following for the years ended December 31:

	2011	2010	2009
	(Dollars in thousands)
Net gain on sales of businesses and assets	$582	$(341)	$0

During the fourth quarter of 2011, the Company sold a building that had been classified as held for sale. The company recognized net proceeds of $3.6 million and a loss on the sale of approximately $0.6 million.

During 2010, the Company recognized the following:

•	$0.2 million gain on the sale of its interest in an affiliate in India.

•	$0.4 million gain on the disposal of an asset held for sale.

•	$0.3 million loss on the sale of its interest in an affiliate in Japan.

Assets Held for Sale

The table below provides information regarding assets held for sale at December 31, 2011 and 2010. At December 31, 2011, these assets consisted of four buildings which the Company is actively marketing.

	2011	2010
	(Dollars in thousands)
Assets held for sale:
Property, plant and equipment	$7,902	$7,959

Total assets held for sale	$7,902	$7,959

Discontinued Operations

During 2011, the Company recognized additional litigation reserves of $17.1 million associated with retained liabilities related to businesses that have been divested. Of the $17.1 million recorded, $7.5 million was associated with recall costs related to defective products, which was a subject of pending litigation related to the Company’s former Commercial Segment. During the third quarter of 2011, the Company settled the litigation as it related to the recall costs and, as part of the settlement, paid $7.6 million in September 2011.

On December 2, 2011, the Company completed the sale of its business units that design, engineer and manufacture on-board baggage and cargo handling systems for widebody, narrowbody and regional aircraft and air cargo containers and pallets to a subsidiary of AAR CORP for $280.0 million in cash and realized a gain of $126.8 million, net of tax. These business units represented the sole remaining businesses in the Company’s former Aerospace Segment.

On March 22, 2011, the Company completed the sale of its marine business to an affiliate of H.I.G. Capital, LLC for $123.1 million (consisting of $100.9 million in cash, net of $1.5 million of cash included in the marine business as part of the net assets sold, plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the marine business). The Company realized a gain of $57.3 million, net of tax benefits, from the sale of the business. As a result of the disposition, the Company realized accumulated losses from pension and postretirement obligations of approximately $8.4 million and cumulative translation gains of approximately $33.4 million as part of the gain on sale, resulting in a net change of approximately $25.0 million in accumulated other comprehensive income. The marine business consisted of the Company’s businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances. The marine business represented the sole remaining business in the Company’s former Commercial Segment.

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

On March 2, 2010, the Company completed the sale of its SSI Surgical Services Inc. business to a privately-owned multi-service line healthcare company for approximately $25 million and realized a gain of $2.2 million, net of tax.

During the third quarter of 2009, the Company completed the sale of its Power Systems operations to Fuel Systems Solutions, Inc. for $14.5 million and realized a loss of $3.3 million, net of tax.

On March 20, 2009, the Company completed the sale of its 51 percent share of Airfoil Technologies International – Singapore Pte. Ltd. (“ATI Singapore”) to GE Pacific Private Limited for $300 million in cash. ATI Singapore, which provides engine repair products and services for critical components of flight turbines, was part of a joint venture between General Electric Company (“GE”) and the Company. In December 2009, the Company completed the transfer of its ownership interest in the remaining ATI business to GE.

The results of the Company’s discontinued operations for the years 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(Dollars in thousands)
Net revenues	$241,589	$429,944	$566,266
Costs and other expenses	223,139	378,919	524,925
Goodwill impairment(1)	—	—	25,145
Gain on disposition	270,630	114,702	272,307

Income from discontinued operations before income taxes	289,080	165,727	288,503
Taxes on income from discontinued operations	85,816	52,962	101,081

Income from discontinued operations	203,264	112,765	187,422
Less: Income from discontinued operations attributable to noncontrolling interest	617	500	10,385

Income from discontinued operations attributable to common shareholders	$202,647	$112,265	$177,037

(1)	During 2009, the Company recognized a non-cash, non-tax deductible goodwill impairment charge of $25.1 million to adjust the carrying value of Power Systems operations to its estimated fair value.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net assets and liabilities of discontinued operations sold in 2011 are as follows:

(Dollars in thousands)
Net assets	$231,844
Net liabilities	(82,679)

$149,165

QUARTERLY DATA (UNAUDITED)

	First Quarter (4)	Second Quarter (4)	Third Quarter (3)	Fourth Quarter
	(Dollars in thousands, except per share)
2011(1):
Net revenues	$354,004	$391,286	$371,891	$411,730
Gross profit	164,504	184,032	178,274	192,031
Income from continuing operations before interest, loss on extinguishments of debt and taxes	49,665	57,179	63,211	63,118
Income from continuing operations	14,112	31,924	33,752	41,915
Income from discontinued operations	64,082	2,563	10,313	126,306
Net income	78,194	34,487	44,065	168,221
Less: Income from continuing operations attributable to noncontrolling interest	223	258	289	251
Income from discontinued operations attributable to noncontrolling interest	159	159	125	174
Net income attributable to common shareholders	77,812	34,070	43,651	167,796
Earnings per share available to common shareholders — basic(2) :
Income from continuing operations	$0.35	$0.78	$0.82	$1.02
Income from discontinued operations	1.60	0.06	0.25	3.10

Net income	$1.94	$0.84	$1.07	$4.12

Earnings per share available to common shareholders — diluted(2) :
Income from continuing operations	$0.34	$0.77	$0.82	$1.02
Income from discontinued operations	1.58	0.06	0.25	3.08

Net income	$1.92	$0.83	$1.07	$4.10

2010(1):
Net revenues	$343,537	$358,427	$345,041	$386,277
Gross profit	170,811	174,301	166,564	176,795
Income from continuing operations before interest, loss on extinguishments of debt and taxes	65,386	64,170	53,493	50,343
Income from continuing operations	32,749	32,346	10,987	13,608
Income from discontinued operations	5,209	28,180	11,548	67,828
Net income	37,958	60,526	22,535	81,436
Less: Income from continuing operations attributable to noncontrolling interest	172	259	226	204
Income from discontinued operations attributable to noncontrolling interest	114	119	113	154
Net income attributable to common shareholders	37,672	60,148	22,196	81,078
Earnings per share available to common shareholders — basic(2) :
Income from continuing operations	$0.82	$0.80	$0.27	$0.34
Income from discontinued operations	0.13	0.70	0.29	1.69

Net income	$0.95	$1.51	$0.56	$2.03

Earnings per share available to common shareholders — diluted(2) :
Income from continuing operations	$0.81	$0.80	$0.27	$0.33
Income from discontinued operations	0.13	0.70	0.28	1.68

Net income	$0.94	$1.49	$0.55	$2.01

(1)	Amounts reflect the retrospective impact of reporting the marine, cargo systems and cargo container businesses as discontinued operations. See Note 18.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(3)	During the third quarter of 2010, the Company determined that an out-of-period adjustment, associated with tax returns filed and tax audit conclusions, was required, which reduced income tax expense by approximately $5.7 million. The Company has determined that this was not material on a quantitative or qualitative basis to the prior period financial statements.

(4)	The Company identified $0.1 million and $0.4 million, net of tax, of environmental costs related to discontinued operations that were erroneously reported in continuing operations during the first and second quarters of 2011, respectively, which did not change diluted earnings per share for the first quarter and increased diluted earnings per share by $0.01 for the second quarter. The Company has classified these environmental costs as income from discontinued operations. Management has determined that the impact of this error was not material on a quantitative or qualitative basis to the financial statements for the first and second quarters of fiscal 2011.

TELEFLEX INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Dispositions	Additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2011	$4,138	$(497)	$3,245	$(884)	$450	$6,452
December 31, 2010	$7,117	$(1,075)	$491	$(2,051)	$(344)	$4,138
December 31, 2009	$8,726	$(1,224)	$2,246	$(2,775)	$144	$7,117

INVENTORY RESERVE

	Balance at Beginning of Year	Dispositions	Additions Charged to Income	Inventory Write-offs	Translation and Other	Balance at End of Year
December 31, 2011
Raw material	$15,717	$(5,064)	$877	$(715)	$(1,720)	$9,095
Work-in-process	5,908	(478)	382	(355)	(2,715)	2,742
Finished goods	16,659	(2,399)	15,604	(14,426)	5,644	21,082

	$38,284	$(7,941)	$16,863	$(15,496)	$1,209	$32,919

December 31, 2010
Raw material	$12,207	$(1,022)	$5,502	$(1,445)	$475	$15,717
Work-in-process	3,528	0	4,229	(1,831)	(18)	5,908
Finished goods	19,524	(1,918)	3,440	(5,694)	1,307	16,659

	$35,259	$(2,940)	$13,171	$(8,970)	$1,764	$38,284

December 31, 2009
Raw material	$12,999	$(1,203)	$3,457	$(3,923)	$877	$12,207
Work-in-process	2,698	(64)	1,150	(460)	204	3,528
Finished goods	21,819	(2,878)	6,003	(5,720)	300	19,524

	$37,516	$(4,145)	$10,610	$(10,103)	$1,381	$35,259

DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Dispositions	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2011	$49,522	$—	$26,743	$(2,206)	$(7,754)	$66,305
December 31, 2010	$49,243	$—	$4,670	$(3,408)	$(983)	$49,522
December 31, 2009	$57,881	$(5,422)	$10,771	$(5,212)	$(8,775)	$49,243

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description
*3.1	—	Articles of Incorporation of the Company (except for Article Thirteenth and the first paragraph of Article Fourth) are incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985. Article Thirteenth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987. The first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated by reference to Proposal 2 of the Company’s Proxy Statement with an effective date of March 29, 2007 for the Annual Meeting held on May 4, 2007.
*3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 7, 2009).
*4.1	—	Indenture, dated August 2, 2010, between Teleflex Incorporated and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-3 (Registration No. 333-168464) filed on August 2, 2010).
*4.2	—	First Supplemental Indenture, dated August 9, 2010, between Teleflex Incorporated and Wells Fargo Bank, N.A, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 9, 2010).
*4.3	—	Form of 3.875% Convertible Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit A in Exhibit 4.2 to the Company’s Form 8-K filed on August 9, 2010).
*4.4	—

Second Supplemental Indenture, dated June 13, 2011, between Teleflex Incorporated and Wells Fargo Bank, N.A, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 13, 2011).

*4.5	—	Form of 6.875% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit A in Exhibit 4.2 to the Company’s Form 8-K filed on June 13, 2011).
10.1	—	Teleflex Incorporated Retirement Income Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 25, 2010), as subsequently amended by the First Amendment thereto, effective as of March 22, 2011 (filed herewith).
*10.2	—	Amended and Restated Teleflex Incorporated Deferred Compensation Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on February 25, 2009), as subsequently amended by the First Amendment thereto, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on February 25, 2010) and the Second Amendment thereto, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on February 25, 2011).
10.3	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on February 25, 2010), as subsequently amended by the First Amendment thereto, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on February 25, 2011), the Second Amendment thereto, effective as of January 10, 2011 (filed herewith) and the Third Amendment thereto, effective as of August 12, 2011 (filed herewith).
*10.4	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
*10.5	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).

Exhibit No.		Description
+*10.6	—	Teleflex Incorporated 2011 Executive Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed on March 25, 2011).
+*10.7	—	Letter Agreement, dated September 23, 2004, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed on March 9, 2005).
+*10.8	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-Q filed on July 27, 2005), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on February 25, 2009).
+*10.9	—	Executive Change In Control Agreement, dated January 14, 2011, between the Company and Richard A. Meier (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on February 25, 2011).
+*10.10	—	Executive Change In Control Agreement, dated December 15, 2011, between the Company and Benson F. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2011).
+*10.11	—	Senior Executive Officer Severance Agreement, dated March 26, 2007, between Teleflex Incorporated and Laurence G. Miller (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2007), as amended by that certain First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on February 25, 2009).
+*10.12	—	Senior Executive Officer Severance Agreement, dated January 14, 2011, between Teleflex Incorporated and Richard A. Meier (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 25, 2011).
+*10.13	—	Senior Executive Officer Severance Agreement, dated March 25, 2011, between Teleflex Incorporated and Benson F. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 26, 2011).
*10.14	—	Credit Agreement, dated October 1, 2007, with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2007), as amended by Amendment No. 1 thereto dated as of December 22, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on February 25, 2009), Amendment No. 2 thereto dated as of October 26, 2009 (incorporated by referenced to Exhibit 10.20 to the Company’s Form 10-K filed on February 25, 2010), Amendment No. 3 thereto dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on August 3, 2010) and Amendment No. 4 thereto dated as of March 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 10, 2011).
*10.15		Series A Incremental Term Loan Agreement, dated March 4, 2011, between Teleflex Incorporated, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. , as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2011).
*10.16	—	Convertible Bond Hedge Transaction Confirmation, dated August 3, 2010, between Teleflex Incorporated and Bank of America, National Association, as dealer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2010).

Exhibit No.		Description
*10.17	—	Convertible Bond Hedge Transaction Confirmation, dated August 3, 2010, between Teleflex Incorporated and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, as dealer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2010).
*10.18	—	Issuer Warrant Transaction Confirmation, dated August 3, 2010, between Teleflex Incorporated and Bank of America, National Association, as dealer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 9, 2010).
*10.19	—	Issuer Warrant Transaction Confirmation, dated August 3, 2010, between Teleflex Incorporated and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, as dealer (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 9, 2010).
*12.1		Computation of ratio of earnings to fixed charges.
*14	—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).
21	—	Subsidiaries of the Company.
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(b) under the Exchange Act.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.