Form 10-Q
period 2012-04-01
TELEFLEX INC
filed 2012-05-01
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

The registrant had 40,812,152 shares of common stock, $1.00 par value, outstanding as of April 20, 2012.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars and shares in thousands, except per share)

Net revenues	$387,757	$354,004
Cost of goods sold	201,922	189,500

Gross profit	185,835	164,504
Selling, general and administrative expenses	113,378	103,206
Research and development expenses	11,562	11,038
Goodwill impairment	332,128	—
Restructuring and other impairment charges	(838)	595

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(270,395)	49,665
Interest expense	18,211	16,146
Interest income	(478)	(105)
Loss on extinguishments of debt	—	14,597

Income (loss) from continuing operations before taxes	(288,128)	19,027
Taxes (benefit) on income from continuing operations	(4,019)	4,915

Income (loss) from continuing operations	(284,109)	14,112

Operating income from discontinued operations (including gain on disposal of $56,773 in 2011)	946	63,756
Taxes (benefit) on income from discontinued operations	345	(326)

Income from discontinued operations	601	64,082

Net income (loss)	(283,508)	78,194
Less: Income from continuing operations attributable to noncontrolling interest	227	223
Income from discontinued operations attributable to noncontrolling interest	—	159

Net income (loss) attributable to common shareholders	$(283,735)	$77,812

Earnings per share available to common shareholders:
Basic:
Income (loss) from continuing operations	$(6.97)	$0.35
Income from discontinued operations	0.01	1.59

Net income (loss)	$(6.96)	$1.94

Diluted:
Income (loss) from continuing operations	$(6.97)	$0.34
Income from discontinued operations	0.01	1.58

Net income (loss)	$(6.96)	$1.92

Dividends per share	$0.34	$0.34

Weighted average common shares outstanding:
Basic	40,769	40,057
Diluted	40,769	40,424

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$(284,336)	$13,889
Income from discontinued operations, net of tax	601	63,923

Net income (loss)	$(283,735)	$77,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars and shares in thousands, except per share)

Net income (loss)	$(283,508)	$78,194
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation continuing operations adjustments, net of tax ($4,213 – 2012; $2,348 – 2011)	30,683	48,224
Foreign currency translation discontinued operations adjustments	—	2,072
Foreign currency translation divestiture of Marine	—	(33,424)

Foreign currency translation, net of tax	30,683	16,872

Pension and Other Postretirement Benefits Plans:
Prior service cost recognized in net periodic cost, net of tax ($(2) – 2012; $(2) – 2011)	(3)	(4)
Transition obligation recognized in net periodic cost, net of tax ($9 – 2012; $10 – 2011)	15	17
Unamortized gain arising during the period, net of tax ($2,883 – 2011)	—	4,682
Net loss recognized in net periodic cost, net of tax ($605 – 2012; $400 – 2011)	1,105	704
Discontinued operations, net of tax ($(14) – 2011)	—	(37)
Divestiture of Marine, net of tax ($4,612 – 2011)	—	8,427
Foreign currency translation, net of tax ($(50) – 2012; $(182) – 2011)	(139)	(483)

Pension and other postretirement benefits plans adjustment, net of tax	978	13,306

Derivatives qualifying as hedges:
Unrealized gain (loss) on derivatives arising during the period, net of tax ($321 – 2012; $231 – 2011)	693	(161)
Reclassification adjustment on derivatives included in net income, net of tax ($1,087 – 2012; $1,211 – 2011)	1,767	1,925
Discontinued operations, net of tax ($81 – 2011)	—	142

Derivatives qualifying as hedges, net of tax	2,460	1,906

Other comprehensive income, net of tax	34,121	32,084

Comprehensive income (loss)	(249,387)	110,278

Less: comprehensive income attributable to noncontrolling interest	305	376

Comprehensive income (loss) attributable to common shareholders	$(249,692)	$109,902

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1, 2012	December 31, 2011
	(Dollars in thousands)

ASSETS

Current assets
Cash and cash equivalents	$590,921	$584,088
Accounts receivable, net	310,926	286,226
Inventories, net	298,971	298,775
Prepaid expenses and other current assets	36,939	33,405
Prepaid taxes	37,677	28,846
Deferred tax assets	39,312	41,014
Assets held for sale	8,026	7,902

Total current assets	1,322,772	1,280,256
Property, plant and equipment, net	263,415	251,912
Goodwill	1,119,696	1,438,542
Intangible assets, net	871,711	879,787
Investments in affiliates	1,847	2,008
Deferred tax assets	292	278
Other assets	70,153	71,320

Total assets	$3,649,886	$3,924,103

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$4,700	$4,986
Accounts payable	62,330	67,092
Accrued expenses	84,509	78,160
Payroll and benefit-related liabilities	58,367	64,386
Derivative liabilities	1,496	633
Accrued interest	11,618	10,960
Income taxes payable	27,761	21,084
Current liability for uncertain tax positions	23,484	22,656
Deferred tax liabilities	1,081	1,050

Total current liabilities	275,346	271,007
Long-term borrowings	957,360	954,809
Deferred tax liabilities	412,656	420,833
Pension and postretirement benefit liabilities	187,064	194,984
Noncurrent liability for uncertain tax positions	63,037	61,688
Other liabilities	32,577	37,999

Total liabilities	1,928,040	1,941,320
Commitments and contingencies
Total common shareholders’ equity	1,719,346	1,980,588
Noncontrolling interest	2,500	2,195

Total equity	1,721,846	1,982,783

Total liabilities and equity	$3,649,886	$3,924,103

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income (loss)	$(283,508)	$78,194
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(601)	(64,082)
Depreciation expense	8,919	10,328
Amortization expense of intangible assets	10,880	11,013
Amortization expense of deferred financing costs and debt discount	3,530	3,300
Loss on extinguishments of debt	—	14,597
Stock-based compensation	1,719	(1,091)
Goodwill impairment	332,128	—
Deferred income taxes, net	(12,624)	(1,745)
Other	(3,877)	717
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(18,762)	(23,142)
Inventories	2,245	(10,599)
Prepaid expenses and other current assets	(1,768)	(489)
Accounts payable and accrued expenses	(9,652)	(7,373)
Income taxes receivable and payable, net	(1,896)	(2,368)

Net cash provided by operating activities from continuing operations	26,733	7,260

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(15,029)	(5,891)
Proceeds from sales of businesses and assets, net of cash sold	—	101,600
Payments for businesses and intangibles acquired, net of cash acquired	—	(30,570)

Net cash (used in) provided by investing activities from continuing operations	(15,029)	65,139

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	265,000
Repayment of long-term borrowings	—	(330,800)
Decrease in notes payable and current borrowings	(286)	—
Proceeds from stock compensation plans	1,594	6,764
Dividends	(13,866)	(13,614)
Debt extinguishment, issuance and amendment fees	—	(14,838)

Net cash used in financing activities from continuing operations	(12,558)	(87,488)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(2,595)	1,693
Net cash used in investing activities	—	(802)

Net cash (used in) provided by discontinued operations	(2,595)	891

Effect of exchange rate changes on cash and cash equivalents	10,282	8,044

Net increase (decrease) in cash and cash equivalents	6,833	(6,154)
Cash and cash equivalents at the beginning of the period	584,088	208,452

Cash and cash equivalents at the end of the period	$590,921	$202,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2010	42,245	$42,245	$349,156	$1,578,913	$(51,880)	2,250	$(135,058)	$3,902	$1,787,278
Net income				77,812				382	78,194
Cash dividends ($0.34 per share)				(13,614)					(13,614)

Comprehensive income					32,090			(6)	32,084
Shares issued under compensation plans	155	155	1,512			(54)	3,255		4,922
Deferred compensation			(39)			(4)	163		124

Balance at March 27, 2011	42,400	$42,400	$350,629	$1,643,111	$(19,790)	2,192	$(131,640)	$4,278	$1,888,988

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Earnings	Income	Shares	Dollars	Interest	Equity
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2011	42,923	$42,923	$380,965	$1,847,106	$(159,353)	2,183	$(131,053)	$2,195	$1,982,783
Net income (loss)				(283,735)				227	(283,508)
Cash dividends ($0.34 per share)				(13,866)					(13,866)

Comprehensive income					34,043			78	34,121
Shares issued under compensation plans	33	33	46			(35)	2,131		2,210
Deferred compensation			(10)			(4)	116		106

Balance at April 1, 2012	42,956	$42,956	$381,001	$1,549,505	$(125,310)	2,144	$(128,806)	$2,500	$1,721,846

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

In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, our quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications of prior year information have been made to conform to the current year’s presentation. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in the first quarter of 2012, the Company changed its segment reporting from a single reportable segment to four reportable segments. Three of the four reportable segments are geographically based: North America, EMEA (representing the Company’s operations in Europe, the Middle East and Africa) and AJLA (representing Asian and Latin American operations); and the fourth is comprised of the Company’s Original Equipment Manufacturer and Development Services (“OEM”) businesses. See Note 13 for a discussion of the Company’s segments. In addition, in the first quarter of 2012, the Company changed the number of its reporting units. In 2011, the Company had six reporting units comprised of North America, EMEA, OEM and three reporting units in the AJLA segment. In 2012, the Company changed North America from a single reporting unit to five reporting units comprised of Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. As a result of the change in the reporting unit structure in North America the Company was required to conduct a goodwill impairment test of each of the North American reporting units and determined that the goodwill of three of the reporting units was impaired. As a result, the Company recorded a goodwill impairment charge in the first quarter of 2012 of $332 million. See Note 4 for a discussion of the goodwill impairment.

As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

Note 2 — New accounting standards

The Company adopted the following new accounting standards as of January 1, 2012, the first day of its 2012 fiscal year:

Amendment to Fair Value Measurement: In May 2011, the FASB revised the fair value measurement and disclosure requirements so that the requirements under GAAP and International Financial Reporting Standards (“IFRS”) are the same. The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance became effective prospectively during interim and annual periods beginning after December 15, 2011.

Amendment to Comprehensive Income: In June 2011, the FASB amended guidance relating to the presentation requirements of comprehensive income within an entity’s financial statements. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendment became effective for fiscal years beginning after December 15, 2011 and is applied retrospectively, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.

Note 3 — Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for the three months ended April 1, 2012 and March 27, 2011 consisted of the following:

	Three Months Ended April 1, 2012	Three Months Ended March 27, 2011
	(Dollars in thousands)
2012 restructuring charges	$605	$—
2011 restructuring program	488	—
2007 Arrow integration program	(1,931)	595

Restructuring and other impairment charges	$(838)	$595

2012 Restructuring Charges

During the first quarter of 2012, the Company incurred restructuring charges of $0.6 million related to the termination of certain distributor agreements in Europe.

2011 Restructuring Program

During 2011, the Company initiated a restructuring program at four facilities to consolidate operations and reduce costs. In connection with this program, during the first quarter of 2012, the Company recorded restructuring charges of $0.5 million, including $0.3 million for employee termination benefits for workforce consolidations and $0.2 million for facility closure costs in connection with the program. During the remainder of 2012, the Company expects to incur additional contract termination costs of approximately $2.7 million when it has completely exited a leased facility, approximately $0.9 million for facility closure costs related to other facilities, and $0.5 million for other costs in connection with the program. All of the employee termination benefits, facility closure costs and other costs will be paid in 2012. The payment of the lease contract termination costs will continue until 2015.

2007 Arrow Integration Program

In connection with the Company’s acquisition of Arrow International, Inc. (“Arrow”), the Company implemented a program in 2007 to integrate Arrow’s businesses into the Company’s other businesses. The aspects of this program that affect Teleflex employees and facilities (such aspects being referred to as the “2007 Arrow integration program”) are charged to earnings and classified as restructuring and impairment charges. The following table provides information relating to the charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges in the condensed consolidated statements of income for the periods presented:

	Three Months Ended April 1, 2012	Three Months Ended March 27, 2011
	(Dollars in thousands)
Termination benefits	$—	$7
Facility closure costs	92	150
Contract termination costs	(2,023)	438

	$(1,931)	$595

No impairment charges were recognized during the three month periods ended April 1, 2012 and March 27, 2011.

The following table provides information relating to changes in the accrued liability associated with the 2007 Arrow integration program during the three months ended April 1, 2012:

	Balance at December 31, 2011	Subsequent Accruals	Payments	Translation	Balance at April 1, 2012
	(Dollars in thousands)
Termination benefits	$320	$—	$(3)	$8	$325
Facility closure costs	—	92	(92)	—	—
Contract termination costs	2,133	(2,023)	(30)	167	247
Other restructuring costs	21	—	—	1	22

	$2,474	$(1,931)	$(125)	$176	$594

The reduction in accrual from contract termination costs relates to a revised estimate for the settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the acquisition of Arrow in 2007.

As of April 1, 2012, the Company expects future restructuring expenses associated with the 2007 Arrow integration program, if any, to be nominal.

Note 4 — Impairment of goodwill

As we disclosed in our Form 10-K for the year ended December 31, 2011, we have changed our internal business unit reporting structure and related internal financial reporting effective January 1, 2012 and changed from six reporting units to ten reporting units. The change included converting our current North America business, which is one of the four operating segments, from one reporting unit into five reporting units. As a result, we allocated the assets and liabilities of the North America segment to the new reporting units based on the operating activities of the new reporting units, and then allocated goodwill among the reporting units using a relative fair value approach as required by ASC 350. The fair value of each reporting unit was determined by a weighted combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) analysis of sales of similar assets in actual transactions (the market approach).

Following this allocation, we were required to perform goodwill impairment tests on these new reporting units in the first quarter of 2012. As a result of these tests, we determined that three of the reporting units in the North America operating segment were impaired, and we recorded goodwill impairment charges of $220 million in the Vascular reporting unit, $107 million in the Anesthesia/Respiratory reporting unit and $5 million in the Cardiac reporting unit in the first quarter of 2012.

Note 5 — Inventories

Inventories as of April 1, 2012 and December 31, 2011 consisted of the following:

	April 1, 2012	December 31, 2011
	(Dollars in thousands)
Raw materials	$88,770	$87,621
Work-in-process	47,939	45,486
Finished goods	194,934	198,587

	331,643	331,694
Less: Inventory reserve	(32,672)	(32,919)

Inventories	$298,971	$298,775

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 — Goodwill and other intangible assets

In the first quarter of 2012, the Company has changed its reporting structure to four reportable segments, three of which are geographically-based and one of which is comprised of the Company’s OEM business. See Note 13, “Business segment information” for additional information on the Company’s new reporting structure.

The following table provides information relating to changes in the carrying amount of goodwill, by reporting segment, for the three months ended April 1, 2012:

	North America Segment	EMEA Segment	AJLA Segment	OEM Segment	Total
	(Dollars in thousands)
Balance as of December 31, 2011
Goodwill	$973,517	$283,362	$153,487	$28,176	$1,438,542
Accumulated impairment losses	—	—	—	—	—

	973,517	283,362	153,487	28,176	1,438,542

Goodwill impairment charges	(332,128)	—	—	—	(332,128)
Translation adjustment	16	8,441	4,825	—	13,282
Transfer of goodwill	679	(679)	—	—	—

Balance as of April 1, 2012
Goodwill	974,212	291,124	158,312	28,176	1,451,824
Accumulated impairment losses	(332,128)	—	—	—	(332,128)

	$642,084	$291,124	$158,312	$28,176	$1,119,696

See Note 4 for discussion on the goodwill impairment charges.

The following table provides information, as of April 1, 2012 and December 31, 2011, regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets:

	Gross Carrying Amount		Accumulated Amortization
	April 1, 2012	December 31, 2011	April 1, 2012	December 31, 2011
	(Dollars in thousands)
Customer lists	$539,013	$537,094	$(123,923)	$(117,505)
Intellectual property	221,803	221,171	(90,284)	(85,402)
Distribution rights	16,798	16,669	(13,736)	(13,484)
Trade names	323,314	322,404	(1,274)	(1,160)

	$1,100,928	$1,097,338	$(229,217)	$(217,551)

Amortization expense related to intangible assets was approximately $10.9 million and $11.0 million for the three months ended April 1, 2012 and March 27, 2011, respectively. Estimated annual amortization expense for the remainder of 2012 and the next four succeeding fiscal years is as follows (dollars in thousands):

2012	$32,500
2013	41,700
2014	37,700
2015	31,500
2016	31,500

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of April 1, 2012 and December 31, 2011:

	April 1, 2012 Fair Value	December 31, 2011 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets – current	$1,432	$204

Total asset derivatives	$1,432	$204

Liability derivatives:
Foreign exchange contracts:
Derivative liabilities – current	$1,496	$633

Total liability derivatives	$1,496	$633

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), and the location and amount of gains and losses attributable to such derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) in the condensed consolidated statement of income for the three months ended April 1, 2012 and March 27, 2011:

	After Tax Gain/(Loss) Recognized in OCI
	April 1, 2012	March 27, 2011
	(Dollars in thousands)
Interest rate contracts	$2,386	$1,657
Foreign exchange contracts	74	249

Total	$2,460	$1,906

	Pre-Tax (Gain)/Loss Reclassified from AOCI into Income
	April 1, 2012	March 27, 2011
	(Dollars in thousands)
Interest rate contracts:
Interest expense	$3,751	$3,720
Foreign exchange contracts
Cost of goods sold	(897)	(584)
Income from discontinued operations	—	(435)

Total	$2,854	$2,701

For the three months ended April 1, 2012 and March 27, 2011, there was no ineffectiveness related to the Company’s derivatives.

In 2011, the Company terminated its interest rate swap covering a notional amount of $350 million designated as a hedge against the variability of the cash flows in the interest payments under the term loan. At April 1, 2012, the Company had $4.6 million, net of tax, recorded in AOCI associated with this interest rate swap, which will be amortized as interest expense over the remaining life of the original term of the hedged obligation, which expires in September 2012.

Based on interest rates and exchange rates at April 1, 2012, approximately $4.8 million of unrealized losses, net of tax, within AOCI are expected to be reclassified from AOCI during the next twelve months. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 — Fair value measurement

For a description of the fair value hierarchy, see Note 10 to the Company’s 2011 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2011.

The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of April 1, 2012 and March 27, 2011:

	Total carrying value at April 1, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$10,001	$10,001	$—	$—
Investments in marketable securities	4,654	4,654	—	—
Derivative assets	1,432	—	1,432	—
Derivative liabilities	1,496	—	1,496	—
Contingent consideration liabilities	9,018	—	—	9,018

	Total carrying value at March 27, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Bonds foreign government	$7,575	$7,575	$—	$—
Investments in marketable securities	4,269	4,269	—	—
Derivative assets	901	—	901	—
Derivative liabilities	21,732	—	21,732	—
Contingent consideration liabilities	9,400	—	—	9,400

The following table provides information regarding changes in Level 3 financial liabilities during the periods ended April 1, 2012 and March 27, 2011:

	Contingent consideration
	2012	2011
	(Dollars in thousands)
Beginning balance	$9,676	$—
Initial estimate of contingent consideration	—	15,400
Payment	—	(6,000)
Revaluations	(658)	—

Ending balance	$9,018	$9,400

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of April 1, 2012 is $957.4 million. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its debt to be $1,110.7 million at April 1, 2012. The Company’s implied credit rating is a factor in determining the market interest yield curve.

During the first quarter of 2012, the Company recorded a goodwill impairment charge based on Level 3 inputs. See note 4 for a discussion of the goodwill impairment.

Valuation Techniques

The Company’s cash and cash equivalents valued based upon Level 1 inputs are comprised of overnight investments in money market funds. The funds invest in obligations of the U.S. Treasury, including Treasury bills, bonds and notes. The funds seek to maintain a net asset value of $1.00 per share. The remainder of the Company’s cash and cash equivalents at April 1, 2012 is held in bank deposits.

The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to pay benefits under certain deferred compensation plans and other compensatory arrangements. The investment assets of the trust are valued using quoted market prices.

The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of an interest rate swap contract and foreign currency forward contracts. The Company uses forward rate contracts to manage currency transaction exposure and interest rate swaps to manage exposure to interest rate changes. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The fair value of the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest rate swap contract is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. The decrease in the Company’s derivative liabilities in 2012 is due to the termination of an interest rate swap agreement. See Note 7, “Financial instruments” for additional information.

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration pertaining to the VasoNova acquisition. The fair value of the contingent consideration is determined using a weighted probability of potential payment scenarios discounted at rates reflective of the Company’s credit rating and expected return on the VasoNova business. The assumptions used to develop the estimated amount recognized for the contingent consideration arrangement are updated each reporting period. As of April 1, 2012, the Company has recorded approximately $8.9 million of contingent consideration in other current liabilities. The Company expects to pay a portion of this amount in the second quarter of 2012 and the remainder in the first quarter of 2013.

Note 9 — Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through April 1, 2012, no shares have been purchased under this Board authorization.

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Shares in thousands)
Basic	40,769	40,057
Dilutive shares assumed issued	—	367

Diluted	40,769	40,424

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 8,937 thousand and 9,036 thousand for the three months ended April 1, 2012 and March 27, 2011, respectively.

The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended April 1, 2012 and March 27, 2011:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2011	$(7,257)	$(134,548)	$(17,548)	$(159,353)
Current-period other comprehensive income	2,460	978	30,605	34,043

Balance at April 1, 2012	$(4,797)	$(133,570)	$13,057	$(125,310)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2010	$(15,262)	$(95,746)	$59,128	$(51,880)
Current-period other comprehensive income	1,764	4,916	48,230	54,910
Divestiture of Marine	—	8,427	(33,424)	(24,997)
Discontinued operations	142	(37)	2,072	2,177

Balance at March 27, 2011	$(13,356)	$(82,440)	$76,006	$(19,790)

Note 10 — Taxes on income from continuing operations

	Three Months Ended
	April 1, 2012	March 27, 2011
Effective income tax rate	1.4%	25.8%

The effective income tax rate for the three months ended April 1, 2012 was 1.4% compared to 25.8% for the three months ended March 27, 2011. The Company recorded a $332 million goodwill impairment charge in the quarter for which only $45 million of the goodwill was tax deductible. Accordingly, the principal driver for the lower tax rate for the three months ended April 1, 2012 is the Company’s inability to realize the full benefit of this charge. In addition, the three months ended March 27, 2011 reflects a beneficial discrete charge for losses on extinguishments of debt during the first quarter of 2011.

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

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(Dollars in thousands)

Service cost	$678	$579	$158	$198
Interest cost	4,126	4,244	473	550
Expected return on plan assets	(5,043)	(4,901)	—	—
Net amortization and deferral	1,606	1,056	123	70

Net benefit cost	$1,367	$978	$754	$818

The increase in net amortization expense for the pension and postretirement benefit plans reflects the loss in actuarial changes in benefit obligation recorded at December 31, 2011.

The Company is required to make minimum pension contributions totaling $19.5 million during 2012, of which $7.9 million were made during the three months ended April 1, 2012.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 — Commitments and contingent liabilities

Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. The following table provides information regarding changes in the Company’s product warranty liability accruals for the three months ended April 1, 2012 (dollars in thousands):

Balance – December 31, 2011	$7,935
Accruals for warranties issued in 2012	22
Settlements (cash and in kind)	(15)
Accruals related to pre-existing warranties (a)	(1,252)

Balance – April 1, 2012	$6,690

(a)	Including those related to divested businesses. See Note 15, “Divestiture-related activities” for additional information.

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at April 1, 2012. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At April 1, 2012, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At April 1, 2012, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $9.0 million relating to these matters. Considerable uncertainty exists with respect to these costs and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of April 1, 2012. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. An adverse outcome in current or future litigation could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of April 1, 2012, the most significant tax examinations in process are in Canada, Czech Republic, Germany, France and Italy. In conjunction with these examinations and as a regular and routine practice, the Company may determine a need to establish certain reserves or to adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. On average, such commitments are not at prices in excess of current market.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13 — Business segment information

As a result of a reorganization of the Company’s internal business unit reporting structure and related internal financial reporting, effective January 1, 2012, the Company changed its segment reporting from a single operating segment to four operating segments.

An operating segment is a component of the Company (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. Based on these criteria, the Company has identified that it has four operating segments, which also represent its four reportable segments.

Three of the four reportable segments are geographically based; North America, EMEA (representing the Company’s operations in Europe, the Middle East and Africa) and AJLA (representing the Company’s Asian and Latin American operations). The fourth reportable segment is OEM.

The Company’s geographically based segments design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care and generally serve two end markets; hospitals and healthcare providers, and home health. The products of the geographically based segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Company’s OEM Segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.

The following tables present the Company’s segment results for the three months ended April 1, 2012 and March 27, 2011:

	Three Months Ended April 1, 2012
Segment Results	North America	EMEA	AJLA	OEM	Totals
	(Dollars in thousands)
Segment net revenues from external customers	$167,308	$134,600	$46,988	$38,861	$387,757
Segment depreciation and amortization	15,313	5,149	1,250	1,617	23,329
Segment operating profit(1)	22,790	21,578	11,192	5,335	60,895
Segment assets	1,689,959	815,566	253,703	89,712	2,848,940
Segment expenditures for property, plant and equipment	3,839	2,695	7	4,900	11,441

Intersegment revenues	39,564	17,719	248	1,863

	Three Months Ended March 27, 2011
Segment Results	North America	EMEA	AJLA	OEM	Totals
	(Dollars in thousands)
Segment net revenues from external customers	$152,724	$125,450	$42,033	$33,797	$354,004
Segment depreciation and amortization	16,431	5,282	1,316	1,612	24,641
Segment operating profit(1)	20,270	16,864	9,775	3,351	50,260
Segment assets	2,051,084	828,744	235,488	81,966	3,197,282
Segment expenditures for property, plant and equipment	3,420	1,415	49	943	5,827

Intersegment revenues	34,225	14,296	83	1,631

(1)	Segment operating profit includes a segment’s net revenues from external customers reduced by its cost of goods sold, selling, general and administrative expenses, and an allocation of corporate expenses. Segment operating profit excludes goodwill impairment charges, restructuring and impairment charges, interest income and expense, loss on extinguishment of debt and taxes on income.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present reconciliations of segment results to the Company’s condensed consolidated results for the three months ended April 1, 2012 and March 27, 2011:

	0000000	0000000
Reconciliation of Segment Operating Profit to Income from Continuing Operations Before Interest, Loss on Extinguishments of Debt and Taxes	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars in thousands)
Segment operating profit	$60,895	$50,260
Goodwill impairment	332,128	—
Restructuring and other impairment charges	(838)	595

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	$(270,395)	$49,665

Reconciliation of Segment Assets to Condensed Consolidated Total Assets	April 1, 2012	March 27, 2011
	(Dollars in thousands)
Segment assets	$2,848,940	$3,197,282
Corporate assets (1)	792,920	371,285
Assets of businesses divested (2)	—	101,873
Assets held for sale	8,026	8,363

Total assets	$3,649,886	$3,678,803

(1)	Increase in corporate assets from the prior period reflects higher cash balances as a result of sale of businesses at the end of 2011.
(2)	Includes $31.8 million of assets previously reported as assets held for sale in 2011.

Reconciliation of Segment Expenditures for Property, Plant and Equipment to Condensed Consolidated Total Expenditures for Property, Plan and Equipment	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars in thousands)
Segment expenditures for property, plant and equipment	$11,441	$5,827
Corporate expenditures for property, plant and equipment	3,588	64

Total expenditures for property, plant and equipment	$15,029	$5,891

Note 14 — Condensed consolidated guarantor financial information

In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and condensed consolidating statements of cash flows for the three month periods ended April 1, 2012 and March 27, 2011 and condensed consolidating balance sheets as of April 1, 2012 and December 31, 2011, each of which are set forth below, provide consolidating information for:

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended April 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$245,687	$204,921	$(62,851)	$387,757
Cost of goods sold	—	147,525	115,287	(60,890)	201,922

Gross profit	—	98,162	89,634	(1,961)	185,835
Selling, general and administrative expenses	15,582	63,168	34,971	(343)	113,378
Research and development expenses	—	9,916	1,646	—	11,562
Goodwill impairment	—	331,779	349	—	332,128
Restructuring and other impairment charges	—	(1,443)	605	—	(838)

Income (loss) from continuing operations before interest and taxes	(15,582)	(305,258)	52,063	(1,618)	(270,395)
Interest expense	36,749	(20,451)	1,913	—	18,211
Interest income	(125)	(8)	(345)	—	(478)

Income (loss) from continuing operations before taxes	(52,206)	(284,799)	50,495	(1,618)	(288,128)
Taxes (benefit) on income from continuing operations	(17,921)	287	13,897	(282)	(4,019)
Equity in net income of consolidated subsidiaries	(250,051)	30,996	—	219,055	—

Income (loss) from continuing operations	(284,336)	(254,090)	36,598	217,719	(284,109)

Operating income from discontinued operations	946	—	—	—	946
Taxes on income from discontinued operations	345	—	—	—	345

Income from discontinued operations	601	—	—	—	601

Net income (loss)	(283,735)	(254,090)	36,598	217,719	(283,508)
Less: Income from continuing operations attributable to noncontrolling interests	—	—	227	—	227

Net income (loss) attributable to common shareholders	$(283,735)	$(254,090)	$36,371	$217,719	$(283,735)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 27, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$226,826	$181,858	$(54,680)	$354,004
Cost of goods sold	—	137,422	106,534	(54,456)	189,500

Gross profit	—	89,404	75,324	(224)	164,504
Selling, general and administrative expenses	9,389	59,465	33,696	656	103,206
Research and development expenses	—	9,384	1,654	—	11,038
Restructuring and other impairment charges	—	588	7	—	595

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(9,389)	19,967	39,967	(880)	49,665
Interest expense	31,084	(15,013)	75	—	16,146
Interest income	(2)	(23)	(80)	—	(105)
Loss on extinguishments of debt	14,597	—	—	—	14,597

Income (loss) from continuing operations before taxes	(55,068)	35,003	39,972	(880)	19,027
Taxes (benefit) on income from continuing operations	(19,067)	13,861	11,475	(1,354)	4,915
Equity in net income of consolidated subsidiaries	135,081	73,039	—	(208,120)	—

Income from continuing operations	99,080	94,181	28,497	(207,646)	14,112

Operating (loss) income from discontinued operations	(37,944)	39,411	62,289	—	63,756

Taxes (benefit) on income from discontinued operations	(16,676)	6,331	10,019	—	(326)

Income (loss) from discontinued operations	(21,268)	33,080	52,270	—	64,082

Net income	77,812	127,261	80,767	(207,646)	78,194
Less: Income from continuing operations attributable to noncontrolling interests	—	—	223	—	223
Less: Income from discontinued operations attributable to noncontrolling interest	—	—	159	—	159

Net income attributable to common shareholders	$77,812	$127,261	$80,385	$(207,646)	$77,812

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

			April 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$94,646	$—	$496,275	$—	$590,921
Accounts receivable, net	555	303,839	494,396	(487,864)	310,926
Inventories, net	—	194,630	115,861	(11,520)	298,971
Prepaid expenses and other current assets	7,600	4,294	25,045	—	36,939
Prepaid taxes	27,510	—	10,167	—	37,677
Deferred tax assets	7,300	26,269	6,163	(420)	39,312
Assets held for sale	—	2,738	5,288	—	8,026

Total current assets	137,611	531,770	1,153,195	(499,804)	1,322,772
Property, plant and equipment, net	11,460	151,221	100,734	—	263,415
Goodwill	—	670,260	449,436	—	1,119,696
Intangibles assets, net	—	702,768	168,943	—	871,711
Investments in affiliates	5,019,605	983,656	20,292	(6,021,706)	1,847
Deferred tax assets	64,488	—	2,008	(66,204)	292
Other assets	41,467	2,567,079	173,760	(2,712,153)	70,153

Total assets	$5,274,631	$5,606,754	$2,068,368	$(9,299,867)	$3,649,886

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,700	$—	$4,700
Accounts payable	75,815	382,174	95,283	(490,942)	62,330
Accrued expenses	22,798	26,693	35,018	—	84,509
Payroll and benefit-related liabilities	23,690	8,280	26,397	—	58,367
Derivative liabilities	1,496	—	—	—	1,496
Accrued interest	11,612	—	6	—	11,618
Income taxes payable	—	—	27,761	—	27,761
Current liability for uncertain tax positions	—	—	23,484	—	23,484
Deferred tax liabilities	—	—	1,501	(420)	1,081

Total current liabilities	135,411	417,147	214,150	(491,362)	275,346
Long-term borrowings	957,360	—	—	—	957,360
Deferred tax liabilities	—	417,424	61,436	(66,204)	412,656
Pension and other postretirement benefit liabilities	137,539	33,907	15,618	—	187,064
Noncurrent liability for uncertain tax positions	13,288	18,281	31,468	—	63,037
Other liabilities	2,311,687	183	435,352	(2,714,645)	32,577

Total liabilities	3,555,285	886,942	758,024	(3,272,211)	1,928,040
Total common shareholders’ equity	1,719,346	4,719,812	1,307,844	(6,027,656)	1,719,346
Noncontrolling interest	—	—	2,500	—	2,500

Total equity	1,719,346	4,719,812	1,310,344	(6,027,656)	1,721,846

Total liabilities and equity	$5,274,631	$5,606,754	$2,068,368	$(9,299,867)	$3,649,886

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$114,531	$—	$469,557	$—	$584,088
Accounts receivable, net	269	304,813	464,834	(483,690)	286,226
Inventories, net	—	201,147	107,188	(9,560)	298,775
Prepaid expenses and other current assets	7,203	3,675	22,527	—	33,405
Prepaid taxes	24,006	—	4,869	(29)	28,846
Deferred tax assets	8,659	26,886	5,883	(414)	41,014
Assets held for sale	—	2,738	5,164	—	7,902

Total current assets	154,668	539,259	1,080,022	(493,693)	1,280,256
Property, plant and equipment, net	8,208	149,300	94,404	—	251,912
Goodwill	—	1,001,353	437,189	—	1,438,542
Intangibles assets, net	—	711,962	167,825	—	879,787
Investments in affiliates	5,245,520	922,208	20,327	(6,186,047)	2,008
Deferred tax assets	65,400	—	2,387	(67,509)	278
Other assets	42,183	2,534,124	164,662	(2,669,649)	71,320

Total assets	$5,515,979	$5,858,206	$1,966,816	$(9,416,898)	$3,924,103

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,986	$—	$4,986
Accounts payable	101,907	387,612	64,694	(487,121)	67,092
Accrued expenses	23,208	25,407	29,545	—	78,160
Payroll and benefit-related liabilities	24,031	13,867	26,488	—	64,386
Derivative liabilities	633	—	—	—	633
Accrued interest	10,948	—	12	—	10,960
Income taxes payable	—	—	21,113	(29)	21,084
Current liability for uncertain tax positions	—	—	22,656	—	22,656
Deferred tax liabilities	—	—	1,465	(415)	1,050

Total current liabilities	160,727	426,886	170,959	(487,565)	271,007
Long-term borrowings	954,809	—	—	—	954,809
Deferred tax liabilities	—	433,078	55,264	(67,509)	420,833
Pension and other postretirement benefit liabilities	145,533	34,034	15,417	—	194,984
Noncurrent liability for uncertain tax positions	12,678	18,437	30,573	—	61,688
Other liabilities	2,261,644	5,749	442,464	(2,671,858)	37,999

Total liabilities	3,535,391	918,184	714,677	(3,226,932)	1,941,320
Total common shareholders’ equity	1,980,588	4,940,022	1,249,944	(6,189,966)	1,980,588
Noncontrolling interest	—	—	2,195	—	2,195

Total equity	1,980,588	4,940,022	1,252,139	(6,189,966)	1,982,783

Total liabilities and equity	$5,515,979	$5,858,206	$1,966,816	$(9,416,898)	$3,924,103

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended April 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(44,812)	$72,411	$(866)	$26,733

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(3,588)	(7,637)	(3,804)	(15,029)

Net cash used in investing activities from continuing operations	(3,588)	(7,637)	(3,804)	(15,029)

Cash Flows from Financing Activities of Continuing Operations:

Decrease in notes payable and current borrowings	—	—	(286)	(286)
Proceeds from stock compensation plans	1,594	—	—	1,594
Dividends	(13,866)	—	—	(13,866)
Intercompany transactions	43,382	(64,774)	21,392	—

Net cash provided by (used in) financing activities from continuing operations	31,110	(64,774)	21,106	(12,558)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(2,595)	—	—	(2,595)

Net cash used in discontinued operations	(2,595)	—	—	(2,595)

Effect of exchange rate changes on cash and cash equivalents	—	—	10,282	10,282

Net (decrease) increase in cash and cash equivalents	(19,885)	—	26,718	6,833
Cash and cash equivalents at the beginning of the period	114,531	—	469,557	584,088

Cash and cash equivalents at the end of the period	$94,646	$—	$496,275	$590,921

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 27, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(63,122)	$48,509	$21,873	$7,260

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(64)	(4,110)	(1,717)	(5,891)

Proceeds from sales of businesses and assets, net of cash sold	—	62,728	38,872	101,600
Payments for businesses and intangibles acquired, net of cash acquired	—	(30,570)	—	(30,570)

Net cash (used in) provided by investing activities from continuing operations	(64)	28,048	37,155	65,139

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	265,000	—	—	265,000
Repayment of long-term borrowings	(330,800)	—	—	(330,800)
Proceeds from stock compensation plans	6,764	—	—	6,764
Dividends	(13,614)	—	—	(13,614)
Debt and equity issuance and amendment fees	(14,838)	—	—	(14,838)
Intercompany transactions	160,785	(76,557)	(84,228)	—

Net cash provided by (used in) financing activities from continuing operations	73,297	(76,557)	(84,228)	(87,488)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(992)	—	2,685	1,693
Net cash used in investing activities	(3)	—	(799)	(802)

Net cash (used in) provided by discontinued operations	(995)	—	1,886	891

Effect of exchange rate changes on cash and cash equivalents	—	—	8,044	8,044

Net increase (decrease) in cash and cash equivalents	9,116	—	(15,270)	(6,154)
Cash and cash equivalents at the beginning of the period	22,632	—	185,820	208,452

Cash and cash equivalents at the end of the period	$31,748	$—	$170,550	$202,298

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15 — Divestiture-related activities

When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Net (gain) loss on sales of businesses and assets. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the three month periods ending April 1, 2012 and March 27, 2011.

Discontinued Operations

During the first quarter of 2012, the Company recorded $0.9 million of income reflecting the reversal of a reserve related to the settlement of a retained liability recorded in 2011, partly offset by additional accruals in 2012.

On December 2, 2011, the Company completed the sale of its business units that design, engineer and manufacture air cargo systems and air cargo containers and pallets to a subsidiary of AAR CORP for $280.0 million in cash. The Company realized a gain of $126.8 million, net of tax, from the sale. These business units represented the sole remaining businesses in the Company’s former Aerospace Segment.

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

The prior period financial statements have been revised to present the cargo systems business as discontinued operations.

The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars in thousands)
Net revenues	$—	$87,053
Costs and other expenses	(946)	80,070
Gain on disposition	—	(56,773)

Income from discontinued operations before income taxes	946	63,756
Provision for income taxes	345	(326)

Income from discontinued operations	$601	$64,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with major customers or suppliers; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates and interest rates; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Overview

Teleflex is a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We sell our products to hospitals and healthcare providers in more than 130 countries through a combination of our direct sales force and distributors. Because our products are used in a wide variety of markets, we are not dependent upon any one end-market or procedure.

We categorize our products into four groups: Critical Care, Surgical Care, Cardiac Care and Original Equipment Manufacturer and Development Services (“OEM”). Critical Care, representing our largest product group, includes medical devices used in vascular access, anesthesia, urology and respiratory care applications; Surgical Care includes surgical instruments and devices; and Cardiac Care includes cardiac assist devices and equipment. OEM designs and manufactures instruments and devices for other medical device manufacturers.

Over the past several years we have focused on transitioning into a pure-play medical technology company through an extensive acquisition and divestiture program. We significantly changed the composition of our portfolio of businesses, expanding our presence in the medical technology industry, while divesting all of our businesses serving the aerospace and commercial markets, including the sale of our cargo systems and container businesses on December 2, 2011, a part of our former Aerospace Segment, and the sale of our marine business on March 22, 2011, a part of our former Commercial Segment. The cargo systems, cargo container and marine businesses are classified as discontinued operations in our 2011 condensed consolidated financial statements incorporated by reference herein.

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

Change in Reporting Segments and Business Unit Structure

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, as a result of a reorganization of our internal business unit reporting structure, effective January 1, 2012, we changed our segment reporting from a single reportable segment to four reportable segments. Three of the four reportable segments are geographically based and are presented as North America, EMEA (representing our operations in Europe, the Middle East and Africa) and AJLA (representing our Asian and Latin American operations). The fourth reportable segment is comprised of our OEM business. See Note 13 to the condensed consolidated financial statements included in this report for a discussion of the segments. In addition, in the first quarter of 2012, we changed the number of our reporting units. In 2011, we had six reporting units comprised of North America, EMEA, OEM, Japan, Asia Pacific and Latin America. In 2012, in addition to establishing a new North America segment, we established five reporting units in that segment: Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. Due to the change in the reporting unit structure in North America, we were required to conduct a goodwill impairment test with respect to each of the North American reporting units in the first quarter of 2012, and determined that the goodwill of three of the reporting units was impaired. As a result, we recorded a goodwill impairment charge in the first quarter of 2012 of $332 million. See Note 4 to the condensed consolidated financial statements included in this report for a discussion of the goodwill impairment.

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. We continue to prepare for the implementation of this tax and to evaluate its potential impact on our business in light of several uncertainties regarding its application. As we further prepare for implementation and as the taxing authorities clarify aspects of the application of the tax relevant to us, we will be in a better position to ascertain its impact on our business. We currently estimate the impact of the medical device excise tax will be approximately $15 million annually, beginning in 2013.

Results of Operations

Discussion of constant currency excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year.

Net Revenues

Information regarding net revenues by product group is provided in the following table.

	Three Months Ended		% Increase/ (Decrease)
	April 1, 2012	March 27, 2011	Constant Currency	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$256.2	$237.1	9.5	(1.5)	8.0
Surgical Care	72.7	65.0	13.2	(1.4)	11.8
Cardiac Care	20.0	17.7	15.4	(2.1)	13.3
OEM	38.9	33.8	15.4	(0.5)	14.9
Other	—	0.4	(100.0)	—	(100.0)

Total net revenues	$387.8	$354.0	10.9	(1.4)	9.5

Net revenues for the first quarter of 2012 increased 9.5% to $387.8 million from $354.0 million in the first quarter of 2011. The $33.8 million increase in net revenues was largely due to higher volume ($31.9 million), which benefited from six additional days in 2012 compared to 2011 and core growth, mostly in AJLA and EMEA. Net revenues further benefited from price increases across all segments and new products in North America, EMEA and OEM. These increases were partly offset by the impact of unfavorable foreign currency exchange rates in 2012.

Critical Care net revenues, excluding the impact of foreign currency exchange rates, increased 9.5% over the corresponding prior year period. The increase in net revenues was due to higher sales of anesthesia, urology, vascular access and respiratory products.

Surgical Care net revenues, excluding the impact of foreign currency exchange rates, increased 13.2% over the corresponding prior year period. The increase in net revenues was due to higher sales of ligation, general surgical instruments and closure products.

Cardiac Care net revenues, excluding the impact of foreign currency exchange rates, increased 15.4% over the corresponding prior year period. The increase in net revenues was due to higher sales of intra-aortic balloon pumps and catheters.

OEM net revenues, excluding the impact of foreign currency exchange rates, increased 15.4% over the corresponding prior year period. The increase in net revenues was due to higher sales of specialty suture and catheter fabrication products, partly offset by a decline in sales of orthopedic products.

Gross profit

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars in millions)
Gross profit	$185.8	$164.5
Percentage of sales	47.9%	46.5%

For the three months ended April 1, 2012, gross profit as a percentage of revenues increased 1.4% compared to the corresponding period of 2011, primarily on price increases and lower manufacturing costs in North America, EMEA and OEM.

Selling, general and administrative

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars in millions)
Selling, general and administrative	$113.4	$103.2
Percentage of sales	29.2%	29.2%

Selling, general and administrative expenses as a percentage of revenues for the first quarter of 2012 were relatively flat compared to the first quarter of 2011. The $10.2 million increase reflects higher sales and marketing costs (approximately $5 million), primarily in North America, and higher general and administrative costs (approximately $5 million) across all segments.

Research and development

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars in millions)
Research and development	$11.6	$11.0
Percentage of sales	3.0%	3.1%

The increase in research and development expenses principally reflected increased investment related to vascular products in North America.

Interest expense

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars in millions)
Interest expense	$18.2	$16.1
Average interest rate on debt	4.2%	5.1%

Interest expense increased in the first quarter of 2012 compared to the first quarter of 2011 due to a $37 million increase in our average outstanding debt, partly offset by lower average interest rates on debt.

Loss on extinguishments of debt

During the three months ended March 27, 2011, in connection with the prepayment of our Senior Notes issued in 2004 (the “2004 Notes”), we recognized debt extinguishment costs of approximately $14.6 million relating to the prepayment make-whole amount of $13.9 million paid to the holders of the 2004 Notes and the write-off of $0.7 million of unamortized debt issuance costs incurred prior to the prepayment of the 2004 Notes.

Taxes on income from continuing operations

	Three Months Ended
	April 1, 2012	March 27, 2011
Effective income tax rate	1.4%	25.8%

The effective income tax rate for the three months ended April 1, 2012 was 1.4% compared to 25.8% for the three months ended March 27, 2011. We recorded a $332 million goodwill impairment charge in the quarter for which only $45 million of the goodwill was tax deductible. Accordingly, the principal driver for the lower tax rate for the three months ending April 1, 2012 is our inability to realize the full benefit of this charge. In addition, the three months ended March 27, 2011 reflects a beneficial discrete charge for losses on extinguishments of debt during the first quarter of 2011.

Restructuring and other impairment charges

	Three Months Ended
	April 1, 2012	March 27, 2011
	(Dollars in millions)
Restructuring and other impairment charges	$(0.8)	$0.6

During the three months ended April 1, 2012, we reversed approximately $2.0 million of contract termination costs related to a pending settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the acquisition of Arrow in 2007. This reversal was partly offset by $1.2 million of additional termination benefit costs, facility closure costs and contract termination costs related to current restructuring activities initiated at the end of 2011 and during the first quarter of 2012.

For additional information regarding our restructuring programs, see Note 3 to our condensed consolidated financial statements included in this report.

Segment Reviews

	Three Months Ended
	April 1, 2012	March 27, 2011	% Increase
	(Dollars in millions)
North America	$167.3	$152.7	9.5
EMEA	134.6	125.5	7.3
AJLA	47.0	42.0	11.8
OEM	38.9	33.8	14.9

Segment net revenues	$387.8	$354.0	9.5

North America	$22.8	$20.3	12.3
EMEA	21.6	16.9	27.8
AJLA	11.2	9.8	14.3
OEM	5.3	3.3	60.6

Segment operating profit (1)	$60.9	$50.3	21.1

(1)	See Note 13 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to income from continuing operations before interest, loss on extinguishments of debt and taxes.

The following is a discussion of our segment operating results.

Comparison of the three months ended April 1, 2012 and March 27, 2011

North America

North America net revenues increased 9.5% in the first quarter of 2012 to $167.3 million from $152.7 million in the first quarter of 2011. The increase was due to higher volume of approximately $12.0 million, which benefited from six additional days in 2012 compared to 2011, new product sales, primarily in Vascular and Anesthesia/Respiratory, and price increases, primarily in Surgical.

North America segment operating profit increased 12.3% in the first quarter of 2012 to $22.8 million from $20.3 million in the first quarter of 2011. The increase reflects the favorable impacts from higher net revenues, partly offset by higher operating expenses, primarily in Vascular for increased sales and marketing activities, increased research and development costs in Vascular, Anesthesia/Respiratory and Surgical and an unfavorable product mix in Cardiac due to a shift in sales toward higher priced, lower margin fiber optic products.

EMEA

EMEA net revenues increased 7.3% in the first quarter of 2012 to $134.6 million from $125.5 million in the first quarter of 2011. The increase was due to higher volume of approximately $12.6 million, which benefited from six additional days in 2012 compared to 2011, new product revenues and price increases. These increases were partly offset by the unfavorable effect of foreign currency exchange rates.

EMEA segment operating profit increased 27.8% in the first quarter of 2012 to $21.6 million from $16.9 million in the first quarter of 2011. The increase reflects higher net revenues, partly offset by an increase of $1.8 million in general and administrative expenses.

AJLA

AJLA net revenues increased 11.8% in the first quarter of 2012 to $47.0 million from $42.0 million in the first quarter of 2011. The increase was due to higher volume of approximately $3.9 million, which benefited from core growth and six additional days in 2012 compared to 2011, and price increases. Approximately one-half of the core growth reflected growth in the China market. Changes in foreign currency exchange rates had a minimal impact during the quarter.

AJLA segment operating profit increased 14.3% in the first quarter of 2012 to $11.2 million from $9.8 million in the first quarter of 2011. The increase reflects the higher net revenues, partly offset by $1.4 million in inventory write-offs for excess and slow moving product and damaged product.

OEM

OEM net revenues increased 14.9% in the first quarter of 2012 to $38.9 million from $33.8 million in the first quarter of 2011. The increase was due to higher volume of approximately $3.4 million, which benefited from core growth and six additional days in 2012 compared to 2011, price increases and new products.

OEM segment operating profit increased 60.6% in the first quarter of 2012 to $5.3 million from $3.3 million in the first quarter of 2011. The increase reflects the higher net revenues, partly offset by higher manufacturing costs.

Liquidity and Capital Resources

Cash Flows

Operating activities from continuing operations provided net cash of approximately $26.7 million during the first three months of 2012 compared to $7.3 million during the first three months of 2011. The $19.4 million increase is primarily due to favorable year-over-year changes in working capital items, primarily inventory ($12.8 million) and accounts receivable ($4.4 million). The accounts receivable increase in 2011 was largely due to the termination of a factoring arrangement in Italy. The lower increase in accounts receivable in 2012 also reflects an improvement in collections in North America and most of Europe in 2012, partly offset by higher sales in 2012.

Net cash used in investing activities from continuing operations was $15.0 million during the first three months of 2012 due to capital expenditures, while investing activities from continuing operations provided net cash of $65.1 million during the first three months of 2011. In 2011, we received approximately $101.6 million in proceeds, net of $1.5 million in cash sold, from the sale of our marine business, partly offset by our acquisition of VasoNova, Inc. (“VasoNova”) for $30.6 million and capital expenditures of $5.9 million. The $30.6 million paid for the acquisition of VasoNova included the initial payment of $25 million plus a $6 million contingent payment made to the former VasoNova security holders upon receiving 510(k) clearance from the U.S. Food and Drug Administration less a hold back fee and cash in the business obtained in the acquisition. The increase in capital expenditures reflects plant expansion activities in OEM and increased investments in information technology systems.

Net cash used in financing activities from continuing operations was $12.6 million in the first three months of 2012, a decrease of approximately $74.9 million compared to the use of cash of $87.5 million during the first three months of 2011. In 2011, we used approximately $80.6 million in connection with the prepayment of our 2004 Notes (including the related make whole amounts paid to the holders of the 2004 Notes and related fees). In addition, we received lower proceeds from the exercise of outstanding stock options issued under our stock compensation plans in 2012.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through April 1, 2012, no shares have been purchased under this Board authorization.

The following table provides our net debt to total capital ratio:

	April 1, 2012	December 31, 2011
	(Dollars in millions)
Net debt includes:
Current borrowings	$4.7	$5.0
Long-term borrowings	957.4	954.8

Total debt	962.1	959.8
Less: Cash and cash equivalents	590.9	584.1

Net debt	$371.2	$375.7

Total capital includes:
Net debt	$371.2	$375.7
Total common shareholders’ equity	1,719.3	1,980.6

Total capital	$2,090.5	$2,356.3

Percent of net debt to total capital	18%	16%

Our senior credit agreement and the indenture under which we issued our 6.875% senior subordinated notes due 2019 contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.5:1 as of the last day of any period of four consecutive fiscal quarters calculated pursuant to the definitions and methodology set forth in the senior credit agreement. Non-recurring, non-cash charges, such as the goodwill impairment charge we recorded in the first quarter of 2012, are excluded from the calculation of these ratios and, therefore, do not affect our compliance with these covenants.

We believe that our cash flow from operations, available cash and cash equivalents and our ability to access additional funds through credit facilities will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

There have been no significant changes in risk factors for the quarter ended April 1, 2012. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

10.1 —	Letter agreement, dated July 22, 2011, by and between Teleflex Incorporated and Thomas E. Powell.

10.2 —	Amendment to Teleflex Incorporated 2000 Stock Compensation Plan, effective as of January 1, 2012.

10.3 —	Amendment to Teleflex Incorporated 2008 Stock Incentive Plan, effective as of January 1, 2012.

12.1 —	Computation of ratio of earnings to fixed charges.

31.1 —	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32.1 —	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

32.2 —	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

101.1 —	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended April 1, 2012 and March 27, 2011; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2012 and March 27, 2011; (iii) the Condensed Consolidated Balance Sheets as of April 1, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2012 and March 27, 2011; (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended April 1, 2012 and March 27, 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Benson F. Smith
Benson F. Smith Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Powell
Thomas E. Powell Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 1, 2012