Form 10-Q
period 2012-07-01
TELEFLEX INC
filed 2012-07-31
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

The registrant had 40,865,780 shares of common stock, $1.00 par value, outstanding as of July 20, 2012.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 1, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars and shares in thousands, except per share)
Net revenues	$383,332	$381,168	$763,899	$726,749
Cost of goods sold	198,968	199,817	395,421	383,351

Gross profit	184,364	181,351	368,478	343,398
Selling, general and administrative expenses	105,951	109,838	218,087	211,548
Research and development expenses	13,702	12,455	25,255	23,486
Goodwill impairment	—	—	332,128	—
Restructuring and other impairment charges	321	3,176	(1,004)	3,771
Gain on sales of businesses and assets	(332)	—	(332)	—

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	64,722	55,882	(205,656)	104,593
Interest expense	18,240	15,785	36,451	31,931
Interest income	(506)	(253)	(984)	(358)
Loss on extinguishments of debt	—	816	—	15,413

Income (loss) from continuing operations before taxes	46,988	39,534	(241,123)	57,607
Taxes (benefit) on income (loss) from continuing operations	(278)	8,436	(4,276)	13,009

Income (loss) from continuing operations	47,266	31,098	(236,847)	44,598

Operating income (loss) from discontinued operations (including gain (loss) on disposal of $2,264 for the three and six month periods in 2012 and ($4,504) and $52,269 for the three and six month periods in 2011, respectively)	(8,049)	(3,593)	(7,120)	61,117
Taxes (benefit) on income (loss) from discontinued operations	(3,682)	(6,982)	(3,358)	(6,966)

Income (loss) from discontinued operations	(4,367)	3,389	(3,762)	68,083

Net income (loss)	42,899	34,487	(240,609)	112,681
Less: Income from continuing operations attributable to noncontrolling interest	286	258	513	481
Income from discontinued operations attributable to noncontrolling interest	—	159	—	318

Net income (loss) attributable to common shareholders	$42,613	$34,070	$(241,122)	$111,882

Earnings per share available to common shareholders:
Basic:
Income (loss) from continuing operations	$1.15	$0.76	$(5.82)	$1.09
Income (loss) from discontinued operations	(0.11)	0.08	(0.09)	1.69

Net income (loss)	$1.04	$0.84	$(5.91)	$2.78

Diluted:
Income (loss) from continuing operations	$1.14	$0.75	$(5.82)	$1.09
Income (loss) from discontinued operations	(0.10)	0.08	(0.09)	1.66

Net income (loss)	$1.04	$0.83	$(5.91)	$2.75

Dividends per common share	$0.34	$0.34	$0.68	$0.68
Weighted average common shares outstanding:
Basic	40,834	40,536	40,801	40,297
Diluted	41,076	40,872	40,801	40,648
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$46,980	$30,840	$(237,360)	$44,117
Income (loss) from discontinued operations, net of tax	(4,367)	3,230	(3,762)	67,765

Net income (loss)	$42,613	$34,070	$(241,122)	$111,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Net income (loss)	$42,899	$34,487	$(240,609)	$112,681
Other comprehensive income (loss), net of tax:
Foreign Currency:
Foreign currency translation continuing operations adjustments, net of tax ($(13,397), $(25), $(9,184), $2,323 for the three and six month periods, respectively)	(66,391)	13,627	(35,708)	61,851
Foreign currency translation discontinued operations adjustments	—	432	—	2,504
Foreign currency translation divestiture of Marine	—	—	—	(33,424)

Foreign currency translation, net of tax	(66,391)	14,059	(35,708)	30,931

Pension and Other Postretirement Benefits Plans:
Prior service cost recognized in net periodic cost, net of tax ($(3), $(3), $(5), $(5) for the three and six month periods, respectively)	(4)	(4)	(7)	(8)
Transition obligation recognized in net periodic cost, net of tax ($9, $11, $18, $21 for the three and six month periods, respectively)	16	17	31	34
Curtailments arising during the period, net of tax ($(50) for the three and six month periods in 2012)	(84)	—	(84)	—
Settlements arising during the period, net of tax ($41 for the three and six month periods in 2012)	70	—	70	—
Unamortized gain arising during the period, net of tax ($1 and $2,884 for the three and six month periods in 2011, respectively)	—	8	—	4,690
Net loss recognized in net periodic cost, net of tax ($604, $369, $1,209, $769 for the three and six month periods, respectively)	1,104	654	2,209	1,358
Discontinued operations, net of tax ($(14) for the six month period in 2011)	—	—	—	(37)
Divestiture of Marine, net of tax ($4,612 for the six month period in 2011)	—	—	—	8,427
Foreign currency translation, net of tax ($94, $9, $44, $(173) for the three and six month periods, respectively)	256	28	117	(455)

Pension and other postretirement benefits plans adjustment, net of tax	1,358	703	2,336	14,009

Derivatives qualifying as hedges:
Unrealized gain (loss) on derivatives arising during the period, net of tax ($(334), $(511), $(13), ($280) for the three and six month periods, respectively)	(536)	(820)	157	(981)
Reclassification adjustment on derivatives included in net income, net of tax ($1,391, $1,410, $2,478, $2,621 for the three and six month periods, respectively)	2,382	2,396	4,149	4,321
Discontinued operations, net of tax ($(89) and $(8) for the three and six month periods in 2011, respectively)	—	(157)	—	(15)

Derivatives qualifying as hedges, net of tax	1,846	1,419	4,306	3,325

Other comprehensive income (loss), net of tax	(63,187)	16,181	(29,066)	48,265

Comprehensive income (loss)	(20,288)	50,668	(269,675)	160,946
Less: comprehensive income attributable to noncontrolling interest	44	434	349	810

Comprehensive income (loss) attributable to common shareholders	$(20,332)	$50,234	$(270,024)	$160,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 1, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$544,991	$584,088
Accounts receivable, net	275,166	286,226
Inventories, net	284,555	298,775
Prepaid expenses and other current assets	24,813	33,405
Prepaid taxes	29,690	28,846
Deferred tax assets	36,526	41,014
Assets held for sale	53,890	7,902

Total current assets	1,249,631	1,280,256
Property, plant and equipment, net	253,684	251,912
Goodwill	1,095,591	1,438,542
Intangible assets, net	938,129	879,787
Investments in affiliates	1,669	2,008
Deferred tax assets	275	278
Other assets	67,843	71,320

Total assets	$3,606,822	$3,924,103

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$4,700	$4,986
Accounts payable	65,471	67,092
Accrued expenses	83,177	78,160
Payroll and benefit-related liabilities	58,921	64,386
Derivative liabilities	1,669	633
Accrued interest	9,155	10,960
Income taxes payable	12,911	21,084
Current liability for uncertain tax positions	3,910	22,656
Deferred tax liabilities	1,011	1,050
Liabilities held for sale	1,749	—

Total current liabilities	242,674	271,007
Long-term borrowings	959,945	954,809
Deferred tax liabilities	397,454	420,833
Pension and postretirement benefit liabilities	182,461	194,984
Noncurrent liability for uncertain tax positions	60,226	61,688
Other liabilities	72,048	37,999

Total liabilities	1,914,808	1,941,320
Commitments and contingencies
Total common shareholders’ equity	1,689,470	1,980,588
Noncontrolling interest	2,544	2,195

Total equity	1,692,014	1,982,783

Total liabilities and equity	$3,606,822	$3,924,103

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income (loss)	$(240,609)	$112,681
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	3,762	(68,083)
Depreciation expense	17,148	20,326
Amortization expense of intangible assets	21,202	21,375
Amortization expense of deferred financing costs and debt discount	7,098	6,642
Loss on extinguishments of debt	—	15,413
Stock-based compensation	4,003	965
Impairment of investments in affiliates	—	3,061
Gain on sales of businesses and assets	(332)	—
Goodwill impairment	332,128	—
Deferred income taxes, net	(21,480)	941
Other	(2,771)	658
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(13,225)	(36,957)
Inventories	2,698	(18,058)
Prepaid expenses and other current assets	8,476	(3,707)
Accounts payable and accrued expenses	(5,192)	(1,923)
Income taxes receivable and payable, net	(23,668)	(15,561)

Net cash provided by operating activities from continuing operations	89,238	37,773

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(28,893)	(15,132)
Proceeds from sales of businesses and assets, net of cash sold	17,155	100,916
Payments for businesses and intangibles acquired, net of cash acquired	(62,627)	(30,570)

Net cash (used in) provided by investing activities from continuing operations	(74,365)	55,214

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	515,000
Repayment of long-term borrowings	—	(455,800)
Decrease in notes payable and current borrowings	(707)	—
Proceeds from stock compensation plans	4,091	30,577
Dividends	(27,756)	(27,438)
Debt extinguishment, issuance and amendment fees	—	(19,058)

Net cash (used in) provided by financing activities from continuing operations	(24,372)	43,281

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(8,191)	13,151
Net cash used in investing activities	(2,121)	(1,386)

Net cash (used in) provided by discontinued operations	(10,312)	11,765

Effect of exchange rate changes on cash and cash equivalents	(19,286)	9,324

Net (decrease) increase in cash and cash equivalents	(39,097)	157,357
Cash and cash equivalents at the beginning of the period	584,088	208,452

Cash and cash equivalents at the end of the period	$544,991	$365,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2010	42,245	$42,245	$349,156	$1,578,913	$(51,880)	2,250	$(135,058)	$3,902	$1,787,278
Net income				111,882				799	112,681
Cash dividends ($0.68 per share)				(27,438)					(27,438)
Comprehensive income					48,254			11	48,265
Shares issued under compensation plans	609	609	25,503			(55)	3,315		29,427
Deferred compensation			(39)			(4)	163		124

Balance at June 26, 2011	42,854	$42,854	$374,620	$1,663,357	$(3,626)	2,191	$(131,580)	$4,712	$1,950,337

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2011	42,923	$42,923	$380,965	$1,847,106	$(159,353)	2,183	$(131,053)	$2,195	$1,982,783
Net income (loss)				(241,122)				513	(240,609)
Cash dividends ($0.68 per share)				(27,756)					(27,756)
Comprehensive income					(28,902)			(164)	(29,066)
Shares issued under compensation plans	81	81	4,091			(39)	2,384		6,556
Deferred compensation			(10)			(4)	116		106

Balance at July 1, 2012	43,004	$43,004	$385,046	$1,578,228	$(188,255)	2,140	$(128,553)	$2,544	$1,692,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of presentation

We prepared the accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated on the same basis as our annual consolidated financial statements.

In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with Rule 10-01 of SEC Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Certain reclassifications of prior year information have been made to conform to the current year’s presentation. In the first quarter of 2012, the Company changed its segment reporting from a single reportable segment to four reportable segments. Three of the four reportable segments are geographically based: North America, EMEA (representing the Company’s operations in Europe, the Middle East and Africa) and AJLA (representing Asian and Latin American operations). The Company’s fourth reportable segment is comprised of the Company’s Original Equipment Manufacturer and Development Services (“OEM”) businesses. See Note 14 for a discussion of the Company’s segments. In addition, in the first quarter of 2012, the Company changed the number of its reporting units. In 2011, the Company had six reporting units comprised of North America, EMEA, OEM and three reporting units in the AJLA segment. In 2012, the Company changed its North America reporting unit structure from a single reporting unit to five reporting units comprised of Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. As a result of the change in the North America reporting unit structure, the Company was required to conduct a goodwill impairment test of each of the North American reporting units and determined that the goodwill of three of the reporting units was impaired. As a result, the Company recorded a goodwill impairment charge of $332 million in the first quarter of 2012. See Note 5 for a discussion of the goodwill impairment.

As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

Note 2—New accounting standards

The Company adopted the following new accounting standards as of January 1, 2012, the first day of its 2012 fiscal year:

Amendment to Fair Value Measurement: In May 2011, the Financial Accounting Standards Board (“FASB”) revised the fair value measurement and disclosure requirements so that the requirements under GAAP and International Financial Reporting Standards (“IFRS”) are the same. The guidance clarifies the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance became effective prospectively during interim and annual periods beginning after December 15, 2011.

Amendment to Comprehensive Income: In June 2011, the FASB amended guidance relating to the presentation of comprehensive income within an entity’s financial statements. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendment became effective for fiscal years beginning after December 15, 2011 and is applied retrospectively, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.

Note 3—Acquisitions

The Company made the following acquisitions during 2012, all of which were accounted for as business combinations:

•

On June 22, 2012, the Company acquired Hotspur Technologies, a developer of catheter-based technologies designed to restore blood flow in patients with obstructed vessels. The acquisition of this business complements the dialysis access product line in the Company’s Cardiac Care division. The Company paid $15.0 million in cash as initial consideration for the business.

•

On May 22, 2012, the Company acquired Semprus BioSciences, a biomedical company that developed a long-lasting, covalently bonded, non-leaching polymer designed to reduce infections and thrombus related complications. While the Company will explore opportunities to apply this technology to a broad array of its product offerings, the initial focus for the technology will be with respect to vascular devices within the Company’s Critical Care division. The Company paid $30.0 million in cash as initial consideration for the business.

•

On May 3, 2012, the Company acquired substantially all of the assets of Axiom Technology Partners, LLC, constituting its EFx laparoscopic fascial closure system, which is designed for the closure of abdominal trocar defects through which access ports and instruments were used during laparoscopic surgeries. The acquisition of this business complements the surgical closure product line in the Company’s Surgical Care division. The Company paid $7.5 million in cash as initial consideration for the business.

•

On April 5, 2012, the Company acquired the EZ-Blocker product line, a single-use catheter used to perform lung isolation and one-lung ventilation. The acquisition of this product line complements the Anesthesia product portfolio in the Company’s Critical Care division. The Company paid $3.3 million in cash as initial consideration for the business.

The total fair value of consideration for the acquisitions is estimated at $111.9 million, which includes the initial payments of $55.8 million in cash and the estimated fair value of the contingent consideration to be paid to the sellers of $56.1 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisitions, the Company agreed to pay aggregate contingent consideration between approximately $61.0 million to $90.0 million, based on the achievement of specified objectives, including regulatory approvals and sales targets. The fair value of each component of contingent consideration was estimated based on the probability of achieving the specified objective using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined in connection with the fair value hierarchy (see Note 9, “Fair value measurements”). Any future change in the estimated fair value of the contingent consideration will be recognized in selling, general and administrative expenses in the statement of income for the period in which the estimated fair value changes. A change in fair value of the contingent consideration could have a material effect on the Company’s results of operations and financial position for the period in which the change in estimate occurs.

Transaction expenses associated with the acquisitions, which are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, were $0.6 million and $0.8 million for the three and six months ended July 1, 2012, respectively. Through July 1, 2012, the Company has recorded an aggregate operating loss of approximately $1.6 million resulting from the acquisitions. The results of operations of the acquired businesses and assets are included in the Condensed Consolidated Statements of Income as of their respective acquisition date. Pro forma information is not presented as the operations of the acquired businesses are not significant compared to the overall operations of the Company.

The following table presents the purchase price allocation of the fair value of the acquisitions that occurred during the second quarter of 2012:

(Dollars in millions)
Assets
Current assets	$4.7
Property, plant and equipment	1.3
Intangible assets:
Intellectual property	48.7
In-process research and development (“IPR&D”)	45.5
Goodwill	27.4

Total assets acquired	127.6

Less:
Current liabilities	4.7
Deferred tax liabilities	11.0

Liabilities assumed	15.7

Net assets acquired	$111.9

The Company is continuing to evaluate the initial purchase price allocation as of the respective acquisition dates. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed.

Certain assets acquired in the second quarter acquisitions qualify for recognition as intangible assets, apart from goodwill, in accordance with FASB guidance related to business combinations. The estimated fair values of intangible assets acquired include intellectual property of $48.7 million and IPR&D of $45.5 million. Intellectual property has useful lives ranging from 15 to 20 years, and IPR&D has an indefinite life and is not amortized until completion and development of the related project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, the Company may incur an impairment charge related to

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The goodwill resulting from the acquisitions primarily reflects the expected revenue growth attributable to anticipated increased market penetration from future products and customers. Goodwill and the step-up in basis of the intangible assets are not deductible for tax purposes.

Note 4—Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for the three and six months ended July 1, 2012 and June 26, 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in thousands)
2012 restructuring charges	$265	$—	$871	$—
2007 Arrow integration program	56	115	(1,875)	710
Impairment charges	—	3,061	—	3,061

Restructuring and other impairment charges	$321	$3,176	$(1,004)	$3,771

2012 Restructuring Charges

During the three and six months ended July 1, 2012, the Company incurred restructuring charges of $0.3 million and $0.9 million, respectively, related to the termination of certain distributor agreements in Europe and a redesign of operations at our North America plants.

2011 Restructuring Program

During 2011, the Company initiated a restructuring program at three facilities to consolidate operations and reduce costs. During the six months ended July 1, 2012, no costs have been incurred related to this program. The Company expects to incur additional contract termination costs of approximately $2.7 million when it has completely exited a leased facility. All of the employee termination benefits will be paid in 2012. The payment of the lease contract termination costs will continue until 2015.

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

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Termination benefits	$—	$4	$—	$11
Facility closure costs	56	(76)	148	74
Contract termination costs	—	187	(2,023)	625

	$56	$115	$(1,875)	$710

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No impairment charges were recognized during the three and six month periods ended July 1, 2012 and June 26, 2011.

The following table provides information relating to changes in the accrued liability associated with the 2007 Arrow integration program during the six months ended July 1, 2012:

	Balance at December 31, 2011	Subsequent Accruals	Payments	Translation	Balance at July 1, 2012
	(Dollars in thousands)
Termination benefits	$320	$—	$(5)	$(13)	$302
Facility closure costs	—	148	(148)	—	—
Contract termination costs	2,133	(2,023)	—	(6)	104
Other restructuring costs	21	—	—	—	21

	$2,474	$(1,875)	$(153)	$(19)	$427

The reduction in the accrual for contract termination costs relates to a revised estimate for the settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the acquisition of Arrow in 2007.

As of July 1, 2012, the Company expects future restructuring expenses associated with the 2007 Arrow integration program, if any, to be nominal.

Impairment Charges

During the second quarter of 2011, the Company recognized impairment charges of $3.1 million related to the decline in value of its investments in affiliates that are considered to be other than temporary. In making this determination, the Company considered multiple factors, including its intent and ability to hold investments, operating losses of investees that demonstrate an inability to recover the carrying value of the investments, the investee’s liquidity and cash position and level of market acceptance of the investee’s products and services.

Note 5—Impairment of goodwill

In 2012, the Company changed its North America reporting unit structure from a single reporting unit to five reporting units comprised of Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. The Company allocated the assets and liabilities of the North America Segment among the new reporting units based on their respective operating activities, and then allocated goodwill among the reporting units using a relative fair value approach, as required by FASB Accounting Standards Codification Topic 350. The fair value of each reporting unit was determined based on a weighted combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) analysis of sales of similar assets in actual transactions (the market approach).

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following this allocation, the Company performed goodwill impairment tests on these new reporting units in the first quarter of 2012. As a result of these tests, the Company determined that three of the reporting units in the North America Segment were impaired, and it recorded goodwill impairment charges of $220 million in the Vascular reporting unit, $107 million in the Anesthesia/Respiratory reporting unit and $5 million in the Cardiac reporting unit in the first quarter of 2012.

Note 6—Inventories

Inventories as of July 1, 2012 and December 31, 2011 consisted of the following:

	July 1, 2012	December 31, 2011
	(Dollars in thousands)
Raw materials	$82,528	$87,621
Work-in-process	45,341	45,486
Finished goods	186,694	198,587

	314,563	331,694
Less: Inventory reserve	(30,008)	(32,919)

Inventories	$284,555	$298,775

Note 7—Goodwill and other intangible assets

In the first quarter of 2012, the Company changed its reporting structure to four reportable segments, three of which are geographically-based and one of which is comprised of the Company’s OEM business. See Note 14, “Business segment information” for additional information on the Company’s new reporting structure.

The following table provides information relating to changes in the carrying amount of goodwill, by reportable segment, for the six months ended July 1, 2012:

	North America Segment	EMEA Segment	AJLA Segment	OEM Segment	Total
	(Dollars in thousands)
Balance as of December 31, 2011
Goodwill	$973,517	$283,362	$153,487	$28,176	$1,438,542
Accumulated impairment losses	—	—	—	—	—

	973,517	283,362	153,487	28,176	1,438,542
Goodwill impairment charges	(332,128)	—	—	—	(332,128)
Goodwill related to acquisitions	26,733	687	—	—	27,420
Goodwill transferred to assets held for sale	—	—	—	(28,176)	(28,176)
Translation adjustment	17	(10,868)	784	—	(10,067)
Transfer of goodwill	679	(679)	—	—	—
Balance as of July 1, 2012
Goodwill	1,000,946	272,502	154,271	—	1,427,719
Accumulated impairment losses	(332,128)	—	—	—	(332,128)

	$668,818	$272,502	$154,271	$—	$1,095,591

See Note 5 for discussion on the goodwill impairment charges.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information, as of July 1, 2012 and December 31, 2011, regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets:

	Gross Carrying Amount		Accumulated Amortization
	July 1, 2012	December 31, 2011	July 1, 2012	December 31, 2011
	(Dollars in thousands)
Customer lists	$532,780	$537,094	$(128,335)	$(117,505)
In-process research and development	45,480	—	—	—
Intellectual property	253,221	221,171	(85,322)	(85,402)
Distribution rights	16,245	16,669	(13,332)	(13,484)
Trade names	317,519	322,404	(127)	(1,160)

	$1,165,245	$1,097,338	$(227,116)	$(217,551)

The increase in intangible assets during the six months ended July 1, 2012 primarily reflects the effect of the Company’s acquisitions. See Note 3 for discussion of Company’s acquisitions.

Amortization expense related to intangible assets was approximately $10.7 million for both the three months ended July 1, 2012 and June 26, 2011 and $21.2 million and $21.4 million for the six months ended July 1, 2012 and June 26, 2011, respectively. Estimated annual amortization expense for the remainder of 2012 and the next four succeeding years is as follows (dollars in thousands):

2012	$21,900
2013	44,700
2014	42,100
2015	37,600
2016	37,500

Note 8—Financial instruments

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of July 1, 2012 and December 31, 2011:

	July 1, 2012 Fair Value	December 31, 2011 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets—current	$572	$204

Total asset derivatives	$572	$204

Liability derivatives:
Foreign exchange contracts:
Derivative liabilities—current	$1,669	$633

Total liability derivatives	$1,669	$633

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), and the location and amount of gains and losses attributable to such derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) in the condensed consolidated statement of income for the three and six months ended July 1, 2012 and June 26, 2011:

	After Tax Gain/(Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Interest rate swap	$2,317	$1,694	$4,703	$3,351
Foreign exchange contracts	(471)	(275)	(397)	(26)

Total	$1,846	$1,419	$4,306	$3,325

	Pre-Tax (Gain)/Loss Reclassified from AOCI into Income
	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Interest rate swap:
Interest expense	$3,643	$3,935	$7,394	$7,655
Foreign exchange contracts:
Cost of goods sold	130	(78)	(767)	(662)
Income from discontinued operations	—	(333)	—	(768)

Total	$3,773	$3,524	$6,627	$6,225

For the three and six months ended July 1, 2012 and June 26, 2011, there was no ineffectiveness related to the Company’s derivatives.

In 2011, the Company terminated its interest rate swap covering a notional amount of $350 million designated as a hedge against the variability of the cash flows in the interest payments under the Company’s term

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan. At July 1, 2012, the Company had $2.3 million, net of tax, recorded in AOCI associated with this interest rate swap, which will be amortized as interest expense over the remaining life of the original term of the hedged obligation, which expires in September 2012.

Based on interest rates and exchange rates at July 1, 2012, approximately $3.0 million of unrealized losses, net of tax, within AOCI are expected to be reclassified from AOCI during the next twelve months. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.

Note 9—Fair value measurement

For a description of the fair value hierarchy, see Note 10 to the Company’s 2011 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2011.

The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of July 1, 2012 and June 26, 2011:

	Total carrying value at July 1, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$4,535	$4,535	$—	$—
Derivative assets	572	—	572	—
Derivative liabilities	1,669	—	1,669	—
Contingent consideration liabilities	58,230	—	—	58,230

	Total carrying value at June 26, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$65,000	$65,000	$—	$—
Bonds—foreign government	6,915	6,915	—	—
Investments in marketable securities	4,209	4,209	—	—
Derivative assets	419	—	419	—
Derivative liabilities	19,128	—	19,128	—
Contingent consideration liabilities	9,530	—	—	9,530

The following table provides information regarding changes in Level 3 financial liabilities during the periods ended July 1, 2012 and June 26, 2011:

	Contingent consideration
	2012	2011
	(Dollars in thousands)
Beginning balance	$9,676	$—
Initial estimate upon acquisition	56,067	15,400
Payment	(7,000)	(6,000)
Revaluations	(442)	130
Translation adjustment	(71)	—

Ending balance	$58,230	$9,530

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of July 1, 2012 is $959.9 million. The Company uses a discounted cash flow technique that incorporates a market interest

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

yield curve with adjustments for duration, optionality, and risk profile to determine the fair value of its debt. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt by fair value hierarchy level as of July 1, 2012:

Fair value of debt
(Dollars in millions)
Level 1	$730.7
Level 2	377.8

Total	$1,108.5

During the first quarter of 2012, the Company recorded a goodwill impairment charge based on Level 3 inputs. See Note 5 for a discussion of the goodwill impairment.

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

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The fair value of contingent consideration is determined using a weighted probability of potential payment scenarios discounted at rates reflective of the Company’s credit rating and expected return on the acquired businesses. The assumptions used to develop the estimated amounts recognized for the contingent consideration arrangements are updated each reporting period. As of July 1, 2012, the Company has recorded approximately $17.5 million of contingent consideration in accrued expenses and the remaining $40.7 million in other liabilities.

Note 10—Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through July 1, 2012, no shares have been purchased under this Board authorization.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Shares in thousands)
Basic	40,834	40,536	40,801	40,297
Dilutive shares assumed issued	242	336	—	351

Diluted	41,076	40,872	40,801	40,648

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 8,818 thousand and 8,999 thousand for the three and six month periods ended July 1, 2012, respectively, and approximately 8,776 thousand and 8,906 thousand for the three and six month periods ended June 26, 2011, respectively.

The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended July 1, 2012 and June 26, 2011:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2011	$(7,257)	$(134,548)	$(17,548)	$(159,353)
Current-period other comprehensive income (loss)	4,306	2,336	(35,544)	(28,902)

Balance at July 1, 2012	$(2,951)	$(132,212)	$(53,092)	$(188,255)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2010	$(15,262)	$(95,746)	$59,128	$(51,880)
Current-period other comprehensive income	3,340	5,619	61,840	70,799
Divestiture of Marine	—	8,427	(33,424)	(24,997)
Discontinued operations	(15)	(37)	2,504	2,452

Balance at June 26, 2011	$(11,937)	$(81,737)	$90,048	$(3,626)

Note 11—Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Effective income tax rate	(0.6)%	21.3%	1.8%	22.6%

The effective income tax rate for the three months and six months ended July 1, 2012 was (0.6)% and 1.8% , respectively, compared to 21.3% and 22.6% for the three months and six months ended June 26, 2011, respectively. The decrease in the effective tax rate for the three months ended July 1, 2012 is primarily due to (i) a $7.7 million tax benefit on the settlement of foreign tax audits and (ii) an approximate $5.0 million reduction

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in deferred tax liability resulting from a reduction in tax expense associated with potential future repatriation of non-permanently reinvested foreign earnings. In addition to the aforementioned items, the decrease in the effective tax rate for the six months ended July 1, 2012 was also impacted by a goodwill impairment charge recorded in the first quarter of 2012 for which only $45 million was tax deductible. Accordingly, the reduction in the tax rate for the six months ended July 1, 2012 reflects our inability to realize the full benefit of this charge.

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

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Postretirement Benefits Three Months Ended		Pension Six Months Ended		Postretirement Benefits Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Service cost	$711	$613	$158	$198	$1,389	$1,192	$316	$396
Interest cost	4,125	4,342	473	549	8,251	8,586	946	1,100
Expected return on Plan assets	(5,042)	(4,943)	—	—	(10,085)	(9,843)	—	—
Net amortization and deferral	1,604	976	122	69	3,210	2,031	245	138
Settlement charge	(124)	—	—	—	(124)	—	—	—
Curtailment charge	111	—	—	—	111	—	—	—

Net benefit cost	$1,385	$988	$753	$816	$2,752	$1,966	$1,507	$1,634

The increase in net amortization expense for the pension and postretirement benefit plans reflects the loss due to actuarial changes in benefit obligation recorded at December 31, 2011.

The Company is required to make minimum pension contributions totaling $19.5 million during 2012, of which $3.4 million and $11.3 million were made during the three and six months ended July 1, 2012, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Commitments and contingent liabilities

Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. The following table provides information regarding changes in the Company’s product warranty liability accruals for the six months ended July 1, 2012 (dollars in thousands):

Balance—December 31, 2011	$7,935
Accruals for warranties issued in 2012	50
Settlements (cash and in kind)	(6,275)
Accruals related to pre-existing warranties(a)	(1,253)
Translation	(2)

Balance—July 1, 2012	$455

(a)	Including those related to divested businesses. See Note 16, “Divestiture-related activities” for additional information.

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. In connection with these operating leases, the Company had residual value guarantees in the amount of approximately $1.9 million at July 1, 2012. The Company’s future payments under the operating leases cannot exceed the minimum rent obligation plus the residual value guarantee amount. The residual value guarantee amounts are based upon the unamortized lease values of the assets under lease, and are payable by the Company if the Company declines to renew the leases or to exercise its purchase option with respect to the leased assets. At July 1, 2012, the Company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the Company from the sale of the assets to a third party.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At July 1, 2012, the Company’s condensed consolidated balance sheet included an accrued liability of approximately $9.1 million relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of July 1, 2012. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of July 1, 2012, the most significant tax examinations in process are in Canada, the Czech Republic, France and Austria. In conjunction with these examinations and as a regular and routine practice, the Company may determine a need to establish certain reserves or to adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market.

Note 14—Business segment information

As a result of a reorganization of the Company’s internal business unit reporting structure and related internal financial reporting, effective January 1, 2012, the Company changed its segment reporting from a single operating segment to four operating segments.

An operating segment is a component of the Company (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. Based on these criteria, the Company has identified four operating segments, which also represent its four reportable segments.

Three of the four reportable segments are geographically based: North America, EMEA (representing the Company’s operations in Europe, the Middle East and Africa) and AJLA (representing the Company’s Asian and Latin American operations). The fourth reportable segment is OEM.

The Company’s geographically based segments design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care and generally serve two end markets: hospitals and healthcare providers, and home health. The products of the geographically based segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Company’s OEM Segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the Company’s segment results for the three and six months ended July 1, 2012 and June 26, 2011:

	Three Months Ended July 1, 2012
Segment Results	North America	EMEA	AJLA	OEM	Totals
	(Dollars in thousands)
Segment net revenues from external customers	$160,357	$126,898	$60,097	$35,980	$383,332
Segment depreciation and amortization	14,963	5,346	1,411	1,059	22,779
Segment operating profit(1)	21,463	19,921	15,060	8,267	64,711
Segment expenditures for property, plant and equipment	7,602	3,677	231	3,292	14,802
Intersegment revenues	35,738	17,533	138	150

	Three Months Ended June 26, 2011
Segment Results	North America	EMEA	AJLA	OEM	Totals
	(Dollars in thousands)
Segment net revenues from external customers	$156,516	$137,761	$54,693	$32,198	$381,168
Segment depreciation and amortization	15,968	6,034	1,444	957	24,403
Segment operating profit(1)	17,329	18,268	17,286	6,175	59,058
Segment expenditures for property, plant and equipment	5,119	2,570	338	1,175	9,202
Intersegment revenues	39,783	17,452	82	104

	Six Months Ended July 1, 2012
Segment Results	North America	EMEA	AJLA	OEM	Totals
	(Dollars in thousands)
Segment net revenues from external customers	$327,665	$261,498	$107,085	$67,651	$763,899
Segment depreciation and amortization	29,813	10,847	2,824	1,964	45,448
Segment operating profit(1)	44,066	41,388	26,215	13,467	125,136
Segment assets	1,788,813	746,878	252,534	37,681	2,825,906
Segment expenditures for property, plant and equipment	11,441	6,372	238	6,493	24,544
Intersegment revenues	75,302	35,099	386	288

	Six Months Ended June 26, 2011
Segment Results	North America	EMEA	AJLA	OEM	Totals
	(Dollars in thousands)
Segment net revenues from external customers	$309,240	$263,211	$96,726	$57,572	$726,749
Segment depreciation and amortization	31,924	11,660	2,925	1,834	48,343
Segment operating profit(1)	37,458	35,060	27,033	8,813	108,364
Segment assets	2,035,206	854,504	248,330	83,240	3,221,280
Segment expenditures for property, plant and equipment	8,540	3,984	387	2,067	14,978
Intersegment revenues	74,008	31,511	165	233

(1)	Segment operating profit includes a segment’s net revenues from external customers reduced by its cost of goods sold, selling, general and administrative expenses, and an allocation of corporate expenses. Segment operating profit excludes goodwill impairment charges, restructuring and impairment charges, gain on sales of business and assets, interest income and expense, loss on extinguishment of debt and taxes on income.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present reconciliations of segment results to the Company’s condensed consolidated results for the three and six months ended July 1, 2012 and June 26, 2011:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Reconciliation of Segment Operating Profit to Income from Continuing Operations Before Interest, Loss on Extinguishments of Debt and Taxes
Segment operating profit	$64,711	$59,058	$125,136	$108,364
Goodwill impairment	—	—	(332,128)	—
Restructuring and other impairment charges	(321)	(3,176)	1,004	(3,771)
Gain on sales of businesses and assets	332	—	332	—

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	$64,722	$55,882	$(205,656)	$104,593

	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Reconciliation of Segment Assets to Condensed Consolidated Total Assets
Segment assets(1)	$2,825,906	$3,221,280
Corporate assets(2)	727,026	541,492
Assets of businesses divested(3)	—	103,401
Assets held for sale	53,890	12,059

Total assets	$3,606,822	$3,878,232

(1)	Segment assets for the 2011 period include assets of the orthopedic business of the Company’s OEM Segment, which as July 1, 2012 are classified as held for sale.
(2)	Increase in corporate assets from the prior period reflects higher cash balances as a result of the sale of businesses during the fourth quarter of 2011.
(3)	Assets of businesses divested were previously reported as assets held for sale in 2011.

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Reconciliation of Segment Expenditures for Property, Plant and Equipment to Condensed Consolidated Total Expenditures for Property, Plant and Equipment
Segment expenditures for property, plant and equipment	$14,802	$9,202	$24,544	$14,978
Corporate expenditures for property, plant and equipment	761	90	4,349	154

Total expenditures for property, plant and equipment	$15,563	$9,292	$28,893	$15,132

Note 15—Condensed consolidated guarantor financial information

In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three and six month periods ended July 1, 2012 and June 26, 2011, condensed consolidating balance sheets as of July 1, 2012 and December 31, 2011 and condensed consolidated statements of cash flows for the six month periods ended July 1, 2012 and June 26, 2011, each of which are set forth below, provide consolidating information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-guarantor subsidiaries, on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.

The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 are used by each entity in the condensed consolidating financial information, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

Consolidating entries and eliminations in the following consolidating financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the Guarantor Subsidiaries and the Non-guarantor subsidiaries, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended July 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$235,051	$204,785	$(56,504)	$383,332
Cost of goods sold	—	137,054	118,186	(56,272)	198,968

Gross profit	—	97,997	86,599	(232)	184,364
Selling, general and administrative expenses	12,929	59,789	32,580	653	105,951
Research and development expenses	—	12,012	1,690	—	13,702
Restructuring and other impairment charges	—	280	41	—	321
Gain on sales of businesses and assets	(116,194)	—	(332)	116,194	(332)

Income from continuing operations before interest and taxes	103,265	25,916	52,620	(117,079)	64,722
Interest expense	36,626	(20,054)	1,668	—	18,240
Interest income	(128)	—	(378)	—	(506)

Income from continuing operations before taxes	66,767	45,970	51,330	(117,079)	46,988
Taxes (benefit) on income from continuing operations	(17,209)	16,829	723	(621)	(278)
Equity in net income of consolidated subsidiaries	(40,616)	47,764	—	(7,148)	—

Income from continuing operations	43,360	76,905	50,607	(123,606)	47,266

Operating income (loss) from discontinued operations	(1,037)	(9,265)	2,253	—	(8,049)
Taxes (benefit) on income (loss) from discontinued operations	(290)	(3,521)	129	—	(3,682)

Income (loss) from discontinued operations	(747)	(5,744)	2,124	—	(4,367)

Net income	42,613	71,161	52,731	(123,606)	42,899
Less: Income from continuing operations attributable to noncontrolling interests	—	—	286	—	286

Net income attributable to common shareholders	42,613	71,161	52,445	(123,606)	42,613
Other comprehensive loss attributable to common shareholders	(62,945)	(76,659)	(62,453)	139,112	(62,945)

Comprehensive loss attributable to common shareholders	$(20,332)	$(5,498)	$(10,008)	$15,506	$(20,332)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 26, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$236,923	$207,603	$(63,358)	$381,168
Cost of goods sold	—	145,465	115,389	(61,037)	199,817

Gross profit	—	91,458	92,214	(2,321)	181,351
Selling, general and administrative expenses	9,943	61,286	38,671	(62)	109,838
Research and development expenses	—	10,056	2,399	—	12,455
Restructuring and other impairment charges	11	1,270	1,895	—	3,176

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(9,954)	18,846	49,249	(2,259)	55,882
Interest expense	27,879	(12,231)	137	—	15,785
Interest income	(112)	(18)	(123)	—	(253)
Loss on extinguishments of debt	816	—	—	—	816

Income (loss) from continuing operations before taxes	(38,537)	31,095	49,235	(2,259)	39,534
Taxes (benefit) on income (loss) from continuing operations	(15,850)	11,211	12,753	322	8,436
Equity in net income of consolidated subsidiaries	61,383	39,081	—	(100,464)	—

Income from continuing operations	38,696	58,965	36,482	(103,045)	31,098

Operating income (loss) from discontinued operations	(13,374)	(569)	10,350	—	(3,593)
Taxes (benefit) on income (loss) from discontinued operations	(8,748)	(1,032)	2,798	—	(6,982)

Income (loss) from discontinued operations	(4,626)	463	7,552	—	3,389

Net income	34,070	59,428	44,034	(103,045)	34,487
Less: Income from continuing operations attributable to noncontrolling interests	—	—	258	—	258
Income from discontinued operations attributable to noncontrolling interest	—	—	159	—	159

Net income attributable to common shareholders	34,070	59,428	43,617	(103,045)	34,070
Other comprehensive income (loss) attributable to common shareholders	16,164	(10,275)	12,477	(2,202)	16,164

Comprehensive income attributable to common shareholders	$50,234	$49,153	$56,094	$(105,247)	$50,234

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended July 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$473,548	$409,706	$(119,355)	$763,899
Cost of goods sold	—	278,961	233,622	(117,162)	395,421

Gross profit	—	194,587	176,084	(2,193)	368,478
Selling, general and administrative expenses	28,569	121,377	67,831	310	218,087
Research and development expenses	—	21,919	3,336	—	25,255
Goodwill impairment	—	331,779	349	—	332,128
Restructuring and other impairment charges	—	(1,650)	646	—	(1,004)
Gain on sales of businesses and assets	(116,194)	—	(332)	116,194	(332)

Income (loss) from continuing operations before interest and taxes	87,625	(278,838)	104,254	(118,697)	(205,656)
Interest expense	73,101	(40,240)	3,590	—	36,451
Interest income	(253)	(8)	(723)	—	(984)

Income (loss) from continuing operations before taxes	14,777	(238,590)	101,387	(118,697)	(241,123)
Taxes (benefit) on income (loss) from continuing operations	(35,061)	17,193	14,495	(903)	(4,276)
Equity in net income of consolidated subsidiaries	(290,814)	78,760	—	212,054	—

Income (loss) from continuing operations	(240,976)	(177,023)	86,892	94,260	(236,847)

Operating income (loss) from discontinued operations	(91)	(9,429)	2,400	—	(7,120)
Taxes (benefit) on income (loss) from discontinued operations	55	(3,584)	171	—	(3,358)

Income (loss) from discontinued operations	(146)	(5,845)	2,229	—	(3,762)

Net income (loss)	(241,122)	(182,868)	89,121	94,260	(240,609)
Less: Income from continuing operations attributable to noncontrolling interests	—	—	513	—	513

Net income (loss) attributable to common shareholders	(241,122)	(182,868)	88,608	94,260	(241,122)
Other comprehensive loss attributable to common shareholders	(28,902)	(43,257)	(34,766)	78,023	(28,902)

Comprehensive income (loss) attributable to common shareholders	$(270,024)	$(226,125)	$53,842	$172,283	$(270,024)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 26, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$455,326	$389,461	$(118,038)	$726,749
Cost of goods sold	—	276,719	222,125	(115,493)	383,351

Gross profit	—	178,607	167,336	(2,545)	343,398
Selling, general and administrative expenses	19,324	118,947	72,683	594	211,548
Research and development expenses	—	19,433	4,053	—	23,486
Restructuring and other impairment charges	11	1,858	1,902	—	3,771

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(19,335)	38,369	88,698	(3,139)	104,593
Interest expense	58,084	(26,370)	217	—	31,931
Interest income	(114)	(41)	(203)	—	(358)
Loss on extinguishments of debt	15,413	—	—	—	15,413

Income (loss) from continuing operations before taxes	(92,718)	64,780	88,684	(3,139)	57,607
Taxes (benefit) on income (loss) from continuing operations	(34,621)	24,589	24,073	(1,032)	13,009
Equity in net income of consolidated subsidiaries	195,873	112,120	—	(307,993)	—

Income from continuing operations	137,776	152,311	64,611	(310,100)	44,598

Operating income (loss) from discontinued operations	(51,318)	39,589	72,846	—	61,117
Taxes (benefit) on income (loss) from discontinued operations	(25,424)	5,583	12,875	—	(6,966)

Income (loss) from discontinued operations	(25,894)	34,006	59,971	—	68,083

Net income	111,882	186,317	124,582	(310,100)	112,681
Less: Income from continuing operations attributable to noncontrolling interests	—	—	481	—	481
Income from discontinued operations attributable to noncontrolling interest	—	—	318	—	318

Net income attributable to common shareholders	111,882	186,317	123,783	(310,100)	111,882
Other comprehensive income attributable to common shareholders	48,254	(23,420)	28,912	(5,492)	48,254

Comprehensive income (loss) attributable to common shareholders	$160,136	$162,897	$152,695	$(315,592)	$160,136

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	July 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$43,661	$—	$501,330	$—	$544,991
Accounts receivable, net	298	309,132	441,490	(475,754)	275,166
Inventories, net	—	184,257	112,050	(11,752)	284,555
Prepaid expenses and other current assets	5,618	3,985	15,210	—	24,813
Prepaid taxes	24,868	—	4,822	—	29,690
Deferred tax assets	5,974	24,938	6,034	(420)	36,526
Assets held for sale	—	48,939	4,951	—	53,890

Total current assets	80,419	571,251	1,085,887	(487,926)	1,249,631
Property, plant and equipment, net	4,814	154,455	94,415	—	253,684
Goodwill	—	668,818	426,773	—	1,095,591
Intangibles assets, net	—	775,299	162,830	—	938,129
Investments in affiliates	5,028,619	1,067,840	20,189	(6,114,979)	1,669
Deferred tax assets	68,877	—	2,206	(70,808)	275
Other assets	40,517	2,555,041	161,707	(2,689,422)	67,843

Total assets	$5,223,246	$5,792,704	$1,954,007	$(9,363,135)	$3,606,822

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,700	$—	$4,700
Accounts payable	80,859	390,475	73,012	(478,875)	65,471
Accrued expenses	15,650	32,283	35,244	—	83,177
Payroll and benefit-related liabilities	27,847	7,389	23,685	—	58,921
Derivative liabilities	1,669	—	—	—	1,669
Accrued interest	9,149	—	6	—	9,155
Income taxes payable	—	—	12,911	—	12,911
Current liability for uncertain tax positions	—	—	3,910	—	3,910
Deferred tax liabilities	—	—	1,431	(420)	1,011
Liabilities held for sale	—	1,750	(1)	—	1,749

Total current liabilities	135,174	431,897	154,898	(479,295)	242,674
Long-term borrowings	959,945	—	—	—	959,945
Deferred tax liabilities	—	414,573	53,689	(70,808)	397,454
Pension and other postretirement benefit liabilities	133,478	34,383	14,600	—	182,461
Noncurrent liability for uncertain tax positions	13,869	17,602	28,755	—	60,226
Other liabilities	2,291,310	56,432	416,841	(2,692,535)	72,048

Total liabilities	3,533,776	954,887	668,783	(3,242,638)	1,914,808
Total common shareholders’ equity	1,689,470	4,837,817	1,282,680	(6,120,497)	1,689,470
Noncontrolling interest	—	—	2,544	—	2,544

Total equity	1,689,470	4,837,817	1,285,224	(6,120,497)	1,692,014

Total liabilities and equity	$5,223,246	$5,792,704	$1,954,007	$(9,363,135)	$3,606,822

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$114,531	$—	$469,557	$—	$584,088
Accounts receivable, net	269	304,813	464,834	(483,690)	286,226
Inventories, net	—	201,147	107,188	(9,560)	298,775
Prepaid expenses and other current assets	7,203	3,675	22,527	—	33,405
Prepaid taxes	24,006	—	4,869	(29)	28,846
Deferred tax assets	8,659	26,886	5,883	(414)	41,014
Assets held for sale	—	2,738	5,164	—	7,902

Total current assets	154,668	539,259	1,080,022	(493,693)	1,280,256
Property, plant and equipment, net	8,208	149,300	94,404	—	251,912
Goodwill	—	1,001,353	437,189	—	1,438,542
Intangibles assets, net	—	711,962	167,825	—	879,787
Investments in affiliates	5,244,275	922,208	20,327	(6,184,802)	2,008
Deferred tax assets	65,400	—	2,387	(67,509)	278
Other assets	42,183	2,534,124	164,662	(2,669,649)	71,320

Total assets	$5,514,734	$5,858,206	$1,966,816	$(9,415,653)	$3,924,103

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,986	$—	$4,986
Accounts payable	101,907	387,612	64,694	(487,121)	67,092
Accrued expenses	23,208	25,407	29,545	—	78,160
Payroll and benefit-related liabilities	24,031	13,867	26,488	—	64,386
Derivative liabilities	633	—	—	—	633
Accrued interest	10,948	—	12	—	10,960
Income taxes payable	—	—	21,113	(29)	21,084
Current liability for uncertain tax positions	—	—	22,656	—	22,656
Deferred tax liabilities	—	—	1,465	(415)	1,050

Total current liabilities	160,727	426,886	170,959	(487,565)	271,007
Long-term borrowings	954,809	—	—	—	954,809
Deferred tax liabilities	—	433,078	55,264	(67,509)	420,833
Pension and other postretirement benefit liabilities	145,533	34,034	15,417	—	194,984
Noncurrent liability for uncertain tax positions	12,678	18,437	30,573	—	61,688
Other liabilities	2,260,399	5,583	443,875	(2,671,858)	37,999

Total liabilities	3,534,146	918,018	716,088	(3,226,932)	1,941,320
Total common shareholders’ equity	1,980,588	4,940,188	1,248,533	(6,188,721)	1,980,588
Noncontrolling interest	—	—	2,195	—	2,195

Total equity	1,980,588	4,940,188	1,250,728	(6,188,721)	1,982,783

Total liabilities and equity	$5,514,734	$5,858,206	$1,966,816	$(9,415,653)	$3,924,103

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended July 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(76,757)	$109,847	$56,148	$89,238

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(4,349)	(15,700)	(8,844)	(28,893)
Proceeds from sales of businesses and assets, net of cash sold	—	—	17,155	17,155
Payments for businesses and intangibles acquired, net of cash acquired	—	(59,334)	(3,293)	(62,627)

Net cash (used in) provided by investing activities from continuing operations	(4,349)	(75,034)	5,018	(74,365)

Cash Flows from Financing Activities of Continuing Operations:
Decrease in notes payable and current borrowings	—	(421)	(286)	(707)
Proceeds from stock compensation plans	4,091	—	—	4,091
Dividends	(27,756)	—	—	(27,756)
Intercompany transactions	43,376	(33,555)	(9,821)	—

Net cash provided by (used in) financing activities from continuing operations	19,711	(33,976)	(10,107)	(24,372)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(9,475)	1,284	—	(8,191)
Net cash used in investing activities	—	(2,121)	—	(2,121)

Net cash used in discontinued operations	(9,475)	(837)	—	(10,312)

Effect of exchange rate changes on cash and cash equivalents	—	—	(19,286)	(19,286)

Net (decrease) increase in cash and cash equivalents	(70,870)	—	31,773	(39,097)
Cash and cash equivalents at the beginning of the period	114,531	—	469,557	584,088

Cash and cash equivalents at the end of the period	$43,661	$—	$501,330	$544,991

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 26, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(78,062)	$78,432	$37,403	$37,773

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(154)	(9,982)	(4,996)	(15,132)
Proceeds from sales of businesses and assets, net of cash sold	—	62,044	38,872	100,916
Payments for businesses and intangibles acquired, net of cash acquired	—	(30,570)	—	(30,570)

Net cash (used in) provided by investing activities from continuing operations	(154)	21,492	33,876	55,214

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	515,000	—	—	515,000
Repayment in long-term borrowings	(455,800)	—	—	(455,800)
Debt and equity issuance and amendment costs	(19,058)	—	—	(19,058)
Proceeds from stock compensation plans	30,577	—	—	30,577
Dividends	(27,438)	—	—	(27,438)
Intercompany transactions	192,478	(103,847)	(88,631)	—

Net cash provided by (used in) financing activities from continuing operations	235,759	(103,847)	(88,631)	43,281

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(3,199)	4,068	12,282	13,151
Net cash used in investing activities	(3)	(145)	(1,238)	(1,386)

Net cash (used in) provided by discontinued operations	(3,202)	3,923	11,044	11,765

Effect of exchange rate changes on cash and cash equivalents	—	—	9,324	9,324

Net increase in cash and cash equivalents	154,341	—	3,016	157,357
Cash and cash equivalents at the beginning of the period	22,632	—	185,820	208,452

Cash and cash equivalents at the end of the period	$176,973	$—	$188,836	$365,809

Note 16—Divestiture-related activities

When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Gain on sales of businesses and assets. During the second quarter of 2012, the Company sold a building, with a net book value of zero, that had been classified as an asset held for sale and realized a gain of approximately $0.3 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations

On July 18, 2012, the Company announced that it has entered into a definitive agreement to sell the orthopedic business of its OEM Segment to Tecomet for $45.2 million. The transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to close by the end of the third quarter of 2012. The current and prior period income statements and cash flows have been revised to present the orthopedic business as discontinued operations. The July 1, 2012 balance sheet contains the net assets and net liabilities of the orthopedic business, net of assets and liabilities retained by the Company, in the assets and liabilities held for sale. The December 31, 2011 balance sheet has not been changed.

Additionally, the Company has recorded $1.2 million and $0.2 million of expense during the three and six months ended July 1, 2012, respectively, associated with retained liabilities related to businesses that have been divested.

On December 2, 2011, the Company completed the sale of its business units that design, engineer and manufacture air cargo systems and air cargo containers and pallets to a subsidiary of AAR CORP for $280.0 million in cash and realized a gain of $126.8 million, net of tax, from the sale. In the second quarter of 2012, the Company received an additional $16.8 million in proceeds as a working capital adjustment pursuant to the terms of the agreement related to the sale of the business, which resulted in recognizing an additional gain on sale of $2.2 million, net of tax. These business units represented the sole remaining businesses in the Company’s former Aerospace Segment.

On March 22, 2011, the Company completed the sale of its marine business to an affiliate of H.I.G. Capital, LLC for consideration of $123.1 million (consisting of $103.1 million in cash, plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities related to the marine business). Net assets transferred to the buyer in the sale included $1.5 million of cash, resulting in net cash proceeds to the Company of $101.6 million. The Company realized a gain of $57.3 million, net of tax benefits, from the sale of the business. As a result of the disposition, the Company realized accumulated losses from pension and postretirement obligations of approximately $8.4 million and cumulative translation gains of approximately $33.4 million as part of the gain on sale, resulting in a net change of approximately $25.0 million in accumulated other comprehensive income. The marine business consisted of the Company’s businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances. The marine business represented the sole remaining business in the Company’s former Commercial Segment.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in thousands)
Net revenues	$6,637	$63,417	$13,827	$158,893
Costs and other expenses	7,250	62,506	13,511	150,045
Goodwill impairment(1)	9,700	—	9,700	—
Gain (loss) on disposition(2)	2,264	(4,504)	2,264	52,269

Income (loss) from discontinued operations before income taxes	(8,049)	(3,593)	(7,120)	61,117
Provision for income taxes(3)	(3,682)	(6,982)	(3,358)	(6,966)

Income (loss) from discontinued operations	(4,367)	3,389	(3,762)	68,083
Less: Income from discontinued operations attributable to noncontrolling interest	—	159	—	318

Income (loss) from discontinued operations attributable to common shareholders	$(4,367)	$3,230	$(3,762)	$67,765

(1)	During the second quarter of 2012, the Company recognized a non-cash goodwill impairment charge of $9.7 million to adjust the carrying value of the orthopedic business to its estimated fair value.
(2)	The $2.3 million pre-tax gain on disposition in 2012 reflects the gain recognized on the working capital adjustment in the second quarter related to the sale of the cargo systems and cargo container businesses.
(3)	The provision for income taxes for the three and six months ended July 1, 2012 was impacted favorably by the realization of a tax benefit on impairment of goodwill. The provision for income taxes for the three months ended June 26, 2011 was impacted favorably by the realization of net tax benefits resulting from the resolution (including the expiration of statutes of limitation) of U.S. federal, state, and foreign tax matters relating to prior years. In addition, the provision for income taxes for the six months ended June 26, 2011 was further impacted favorably because taxes on the sale of the marine business were incurred at a rate that was significantly lower than the statutory tax rate.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Held for Sale

The table below provides information regarding assets and liabilities held for sale at July 1, 2012 and December 31, 2011. At July 1, 2012, the assets and liabilities held for sale included the Company’s orthopedic business and three buildings. These assets and liabilities are classified as current within the consolidated balance sheets as the Company expects these businesses to be sold within 12 months of July 1, 2012.

	July 1, 2012	December 31, 2011
	(Dollars in thousands)
Assets held for sale:
Accounts receivable, net	$2,471	$—
Inventories, net	7,514	—
Other current assets	41	—
Property, plant and equipment, net	17,050	7,902
Goodwill	18,476	—
Intangible assets, net	8,338	—

Total assets held for sale	$53,890	$7,902

Liabilities held for sale:
Current liabilities	$1,749	$—

Total liabilities held for sale	$1,749	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Teleflex is a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We sell our products to hospitals and healthcare providers in more than 130 countries through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure.

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

Over the past several years we have focused on transitioning into a pure-play medical technology company through an extensive acquisition and divestiture program. We significantly changed the composition of our portfolio of businesses, expanding our presence in the medical technology industry, while divesting all of our businesses serving the aerospace and commercial markets, including the sale of our cargo systems and container businesses, a part of our former Aerospace Segment, on December 2, 2011 and the sale of our marine business, a part of our former Commercial Segment, on March 22, 2011. The cargo systems, cargo container and marine businesses are classified as discontinued operations in our 2011 condensed consolidated financial statements incorporated by reference herein.

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

During the second quarter of 2012, we completed four late-stage, innovative technology acquisitions to help position us for future growth. We also entered into an agreement to divest the orthopedics business line of our OEM Segment. See Note 3 to the condensed consolidated financial statements included in this report for a discussion of the acquisitions and see Note 16 to the condensed consolidated financial statements included in this report for a discussion of the disposition.

Our research and development initiatives focus on developing new, innovative products for existing and new therapeutic applications as well as enhancements to, and line extensions of, existing products. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I and Class II devices, which require 510(k) clearance by the FDA for sale in the United States. We believe the 510(k) clearance reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to premarket approval, or PMA, process that would be required for Class III devices.

Change in Reporting Segments and Business Unit Structure

Effective January 1, 2012, we changed our segment reporting from a single reportable segment to four reportable segments. Three of the four reportable segments are geographically based and are presented as North America, EMEA (representing our operations in Europe, the Middle East and Africa) and AJLA (representing our Asian and Latin American operations). The fourth reportable segment is comprised of our OEM business. See Note 14 to the condensed consolidated financial statements included in this report for a discussion of the segments. In addition, in the first quarter of 2012, we changed the number of our reporting units. In 2011, we had six reporting units comprised of North America, EMEA, OEM, Japan, Asia Pacific and Latin America. In 2012, in addition to establishing a new North America segment, we established five reporting units in that segment: Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. Due to the change in the reporting unit structure in North America, we were required to conduct a goodwill impairment test with respect to each of the North American reporting units in the first quarter of 2012, and determined that the goodwill of three of the reporting units was impaired. As a result, we recorded a goodwill impairment charge of $332 million in the first quarter of 2012. See Note 5 to the condensed consolidated financial statements included in this report for a discussion of the goodwill impairment.

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

Net Revenues

Information regarding net revenues by product group is provided in the following table.

	Three Months Ended		% Increase/ (Decrease)
	July 1, 2012	June 26, 2011	Constant Currency(1)	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$254.1	$253.6	4.4	(4.2)	0.2
Surgical Care	72.5	72.9	3.8	(4.3)	(0.5)
Cardiac Care	20.5	22.1	(2.3)	(5.3)	(7.6)
OEM	36.0	32.2	13.6	(1.9)	11.7
Other	0.2	0.4	19.7	(7.8)	11.9

Total net revenues	$383.3	$381.2	4.7	(4.1)	0.6

	Six Months Ended		% Increase/ (Decrease)
	July 1, 2012	June 26, 2011	Constant Currency(1)	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$510.3	$490.7	6.8	(2.8)	4.0
Surgical Care	145.2	137.9	8.2	(2.9)	5.3
Cardiac Care	40.5	39.8	5.5	(3.9)	1.6
OEM	67.7	57.6	18.9	(1.4)	17.5
Other	0.2	0.7	(53.5)	(4.8)	(58.3)

Total net revenues	$763.9	$726.7	7.9	(2.8)	5.1

(1)	Constant currency is a non-GAAP financial measure that measures the change in net revenues between current and prior year periods by excluding the impact of translating the results of international subsidiaries at different currency exchange rates from period to period. The constant currency rate is calculated by translating the prior year’s local currency net revenues by the current year’s foreign currency exchange rates. Management believes this measure is useful to investors because it eliminates items that do not reflect our day-to-day operations. In addition, management uses this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and to assist in our evaluation of period-to-period comparisons. This financial measure may not be comparable to similarly titled measures used by other companies and is presented in addition to results presented in accordance with GAAP and should not be relied upon as a substitute for GAAP financial measures.

Net revenues for the three months ending July 1, 2012 increased 0.6% to $383.3 million from $381.2 million for the three months ending June 26, 2011. The increase in net revenues was largely due to higher volume ($9.2 million), reflecting core growth, mostly in AJLA, OEM and EMEA, price increases (approximately $5.1 million) across all segments and new products (approximately $3.5 million) in North America, EMEA and OEM. These increases were largely offset by a $15.7 million unfavorable impact of foreign currency exchange rates in 2012. Net revenues for the six months ending July 1, 2012 increased 5.1% to $763.9 million from $726.7 million for the six months ending June 26, 2011. The $37.2 million increase in net revenues was largely due to higher volume (approximately $41.5 million), which benefited from six additional days in the 2012 fiscal period compared to 2011 and core growth in all segments, price increases (approximately $9.2 million) across all segments and new products (approximately $7.0 million) in North America, EMEA and OEM. These increases were partly offset by a $20.5 million unfavorable impact of foreign currency exchange rates in 2012.

Critical Care net revenues for the three months ending July 1, 2012 were $254.1 million, an increase of 0.2% over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 4.4% over the corresponding prior year period. The increase in net revenues was due to higher sales of anesthesia, vascular access and urology products. Critical Care net revenues for the six month period ending July 1, 2012 were $510.3 million, an increase of 4.0% over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 6.8% over the corresponding prior year period. The increase in net revenues was due to higher sales of vascular access, anesthesia, urology and respiratory products.

Surgical Care net revenues for the three months ending July 1, 2012 were $72.5 million, a decrease of 0.5% compared to the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 3.8% over the corresponding prior year period. The increase in net revenues was due to higher sales of ligation and closure products, partly offset by a decline in sales of general surgical instruments and chest drainage products. Surgical Care net revenues for the six month period ending July 1, 2012 were $145.2 million, an increase of 5.3% over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 8.2% over the corresponding prior year period. The increase in net revenues was due to higher sales of ligation, general surgical instruments and closure products.

Cardiac Care net revenues for the three months ending July 1, 2012 were $20.5 million, a decrease of 7.6% compared to the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues decreased 2.3% compared to the corresponding prior year period. The decrease in net revenues was due to lower sales of intra-aortic balloon pumps and catheters. Cardiac Care net revenues for the six months ending July 1, 2012 were $40.5 million, a 1.6% increase over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 5.5% over the corresponding prior year period. The increase in net revenues was due to higher sales of intra-aortic pumps and catheters.

OEM net revenues for the three months ending July 1, 2012 were $36.0 million, an increase of 11.7% compared to the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 13.6% over the corresponding prior year period. The increase in net revenues was due to higher sales of specialty suture and catheter fabrication products. OEM net revenues for the six months ending July 1, 2012 were $67.7 million, an increase of 17.5% over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 18.9% over the corresponding prior year period. The increase in net revenues was due to higher sales of specialty suture and catheter fabrication products.

Gross profit

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in millions)
Gross profit	$184.4	$181.4	$368.5	$343.4
Percentage of sales	48.1%	47.6%	48.2%	47.3%

For the three and six month periods ending July 1, 2012, gross profit as a percentage of revenues increased 0.5% and 0.9%, respectively, compared to the corresponding periods of 2011, primarily due to price increases in all segments and lower manufacturing costs in North America and EMEA, partly offset by the unfavorable impact of foreign currency exchange rates, inventory write-offs for excess and slow moving product and damaged product in AJLA (approximately $2.8 million and $4.9 million for the three and six months ending July 1, 2012, respectively).

Selling, general and administrative

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in millions)
Selling, general and administrative	$106.0	$109.8	$218.1	$211.5
Percentage of sales	27.6%	28.8%	28.5%	29.1%

Selling, general and administrative expenses as a percentage of revenues for the three months ending July 1, 2012, decreased 1.2% compared to the corresponding period in 2011, due to a favorable impact from lower foreign currency exchange rates (approximately $6.3 million). In addition, selling, general and administrative expenses in 2011 included increases in litigation reserves of approximately $1.7 million and an increase in the valuation allowance against the zero coupon Greek government bonds (approximately $1.0 million) (the “Greek Bonds”) that we previously held. The comparative decreases in selling, general and administrative expenses as a percentage of revenues in the 2012 period were partly offset by increased sales and marketing costs (approximately $1.3 million), primarily in North America, EMEA and AJLA due to the higher sales volumes and support of new products, and higher general and administrative costs (approximately $1.1 million) across all segments. Selling, general and administrative expenses as a percentage of revenues for the six months ending July 1, 2012, decreased 0.6% compared to the corresponding period in 2011 due to a favorable impact from lower foreign currency exchange rates (approximately $6.6 million). In addition, selling, general and administrative expenses in 2011 included approximately $2.0 million of net separation costs for our former CEO (comprised of $5 million of payments under his employment agreement, less approximately $3 million of stock option and restricted share forfeitures), an increase in the valuation allowance against the Greek Bonds (approximately $1.2 million); the Greek Bonds were fully reserved at December 31, 2011, partly offset by increased sales and marketing costs (approximately $7.5 million), primarily in North America, EMEA and AJLA due to the higher sales volumes and support of new products, and higher general and administrative costs (approximately $5.7 million) across all segments.

Research and development

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in millions)
Research and development	$13.7	$12.5	$25.3	$23.5
Percentage of sales	3.6%	3.3%	3.3%	3.2%

The increase in research and development expenses for the three and six month periods ending July 1, 2012, compared to the corresponding periods of 2011, principally reflects increased investments related to vascular products in North America and new technologies obtained in the second quarter of 2012 through acquisitions.

Interest expense

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in millions)
Interest expense	$18.2	$15.8	$36.5	$31.9
Average interest rate on debt	4.1%	5.0%	4.2%	5.1%

The increase in interest expense for the three and six month periods ending July 1, 2012, compared to the corresponding periods of 2011, reflects higher average outstanding debt of approximately $68 million and $46 million, respectively, partly offset by lower average interest rates on debt.

Loss on extinguishments of debt

During the six months ended June 26, 2011, we recorded losses on the extinguishment of debt of $15.4 million as a result of the prepayment, in the first quarter of 2011, of our Senior Notes issued in 2004 (the “2004 Notes”) and our repayment, in the second quarter of 2011, of $125 million in term loan borrowings under our senior credit facility. In connection with the prepayment of our 2004 Notes, we recognized debt extinguishment costs of approximately $14.6 million relating to the prepayment “make-whole” amount of $13.9 million payable to the holders of the 2004 Notes and the write-off of $0.7 million of unamortized debt issuance costs incurred prior to the prepayment of the 2004 Notes. During the second quarter of 2011, we recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in connection with the $125 million repayment of the term loan borrowing.

Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Effective income tax rate	(0.6)%	21.3%	1.8%	22.6%

The effective income tax rate for the three months and six months ended July 1, 2012 was (0.6)% and 1.8% , respectively, compared to 21.3% and 22.6% for the three months and six months ended June 26, 2011, respectively. The decrease in the effective tax rate for the three months ended July 1, 2012 is primarily due to (i) a $7.7 million tax benefit on the settlement of foreign tax audits and (ii) an approximate $5.0 million reduction in deferred tax liability resulting from a reduction in tax expense associated with potential future repatriation of non-permanently reinvested foreign earnings. In addition to the aforementioned items, the decrease in the effective tax rate for the six months ended July 1, 2012 was also impacted by a goodwill impairment charge recorded in the first quarter of 2012 for which only $45 million was tax deductible. Accordingly, the reduction in the tax rate for the six months ended July 1, 2012 reflects our inability to realize the full benefit of this charge.

Restructuring and other impairment charges

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(Dollars in millions)
Restructuring and other impairment charges	$0.3	$3.2	$(1.0)	$3.8

During the six months ended July 1, 2012, we reversed approximately $2.0 million of contract termination costs related to a settlement of a dispute involving the termination of a European distributor agreement that was established in connection with our acquisition of Arrow in 2007. This reversal was partly offset by $1.0 million of additional termination benefit costs, facility closure costs and contract termination costs primarily related to restructuring activities initiated at the beginning of 2012.

For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.

Segment Reviews

	Three Months Ended			Six Months Ended
	July 1, 2012	June 26, 2011	% Increase/ (Decrease)	July 1, 2012	June 26, 2011	% Increase/ (Decrease)
	(Dollars in millions)
North America	$160.3	$156.5	2.5	$327.6	$309.2	6.0
EMEA	126.9	137.8	(7.9)	261.5	263.2	(0.6)
AJLA	60.1	54.7	9.9	107.1	96.7	10.7
OEM	36.0	32.2	11.7	67.7	57.6	17.5

Segment net revenues	$383.3	$381.2	0.6	$763.9	$726.7	5.1

North America	$21.5	$17.3	23.9	$44.1	$37.5	17.6
EMEA	19.9	18.3	9.0	41.4	35.1	18.0
AJLA	15.0	17.3	(12.9)	26.2	27.0	(3.0)
OEM	8.3	6.2	33.9	13.4	8.8	52.8

Segment operating profit(1)	$64.7	$59.1	9.5	$125.1	$108.4	15.4

(1)	See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to income from continuing operations before interest, loss on extinguishments of debt and taxes.

The following is a discussion of our segment operating results.

Comparison of the three months and six months ended July 1, 2012 and June 26, 2011

North America

North America net revenues for the three months ending July 1, 2012, increased 2.5% compared to the corresponding period in 2011. The increase was due to price increases, primarily in Surgical and Vascular, new product sales, primarily in Vascular, and higher volume, primarily in Anesthesia/Respiratory. North America net revenues for the six months ending July 1, 2012, increased 6.0% compared to the corresponding period in 2011. The increase was due to higher volume of approximately $13.2 million, which benefited from six additional days in the 2012 fiscal period compared to 2011, price increases, primarily in Surgical and Vascular, and new product sales, primarily in Vascular and Anesthesia/Respiratory.

North America segment operating profit for the three and six month periods ending July 1, 2012 increased 23.9% and 17.6%, respectively, compared to the corresponding periods in 2011. The increase reflects the favorable impact of higher net revenues and lower manufacturing costs. These increases were partly offset by higher sales and marketing expenses, increased research and development costs and higher general and administrative expenses, primarily in support of new products and the technologies obtained in the second quarter of 2012 through acquisitions.

EMEA

EMEA net revenues for the three months ending July 1, 2012, decreased 7.9% compared to the corresponding period in 2011. The decrease reflects the unfavorable impact of lower foreign currency exchange rates (approximately $14.0 million), partly offset by higher volumes, new products and price increases. EMEA net revenues for the six months ending July 1, 2012 decreased 0.6% compared to the corresponding period in 2011. The decrease reflects the unfavorable impact of lower foreign currency exchange rates (approximately $18.6 million). The foreign currency exchange rate impact was largely offset by higher volume of approximately $14.4 million, which benefited from six additional days in the 2012 fiscal period compared to 2011, new product sales and price increases.

EMEA segment operating profit for the three and six month periods ending July 1, 2012, increased 9.0% and 18.0%, respectively, compared to the corresponding periods in 2011. The increase reflects the benefit of price increases and lower manufacturing costs. In addition, EMEA segment operating profit in 2011 included an increase in the valuation allowance against the Greek Bonds; the Greek Bonds were fully reserved at December 31, 2011. The comparative increase in segment operating profit in 2012 was partly offset by the unfavorable impact of lower foreign currency exchange rates and higher sales and marketing costs related to the higher volumes and new products.

AJLA

AJLA net revenues for the three months ending July 1, 2012, increased 9.9% compared to the corresponding period in 2011. The increase was due to higher volume, mostly due to sales growth in the Asia Pacific region, particularly in China, and price increases, partly offset by the unfavorable impact of foreign currency exchange rates. AJLA net revenues for the six months ending July 1, 2012, increased 10.7% compared to the corresponding period in 2011. The increase was due to higher volume of approximately $8.4 million, mostly due to sales growth in the Asia Pacific region, particularly in China, and six additional days in the 2012 fiscal period compared to 2011, and price increases, partly offset by the unfavorable impact of foreign currency exchange rates.

AJLA segment operating profit for the three and six month periods ending July 1, 2012, decreased 12.9% and 3.0%, respectively, compared to the corresponding periods in 2011. The decrease reflects inventory write-offs for excess, slow moving and damaged product (approximately $2.8 million and $4.9 million in the three and six months ending July 1, 2012, respectively), higher operating expenses associated with the expansion of the sales force in China to support the revenue growth and the unfavorable impact of foreign currency exchange rates.

OEM

OEM net revenues for the three months ending July 1, 2012, increased 11.7% compared to the corresponding period in 2011. The increase was due to higher volume, price increases and new products. OEM net revenues for the six months ending July 1, 2012, increased 17.5% compared to the corresponding period in 2011. The increase was due to higher volume of approximately $6.8 million, which benefited from core growth and six additional days in the 2012 fiscal period compared to 2011, price increases and new products.

OEM segment operating profit for the three months ending July 1, 2012, increased 33.9% compared to the corresponding period in 2011. The increase reflects the higher net revenues, partly offset by higher manufacturing costs. OEM segment operating profit for the six months ending July 1, 2012, increased 52.8% compared to the corresponding period in 2011. The increase reflects the higher net revenues and lower manufacturing costs, partly offset by higher general and administrative costs.

Liquidity and Capital Resources

Cash Flows

Operating activities from continuing operations provided net cash of approximately $89.2 million during the first six months of 2012 compared to $37.8 million during the first six months of 2011. The $51.4 million increase is primarily due to favorable year-over-year changes in working capital items, primarily accounts receivable (favorable year-over-year by $23.7 million), inventory (favorable year-over-year by $20.8 million) and prepaid expenses and other current assets (favorable year-over-year by $12.2 million). The year-over-year improvement in working capital from accounts receivable reflects a significant collection of receivables from the Spanish government (approximately $17.5 million) during the second quarter of 2012, largely offset by higher net revenues in 2012 in North America and EMEA. The comparatively unfavorable change in accounts receivable in 2011 reflected the effect of the termination of a factoring agreement in Italy (approximately $19.2 million). The year-over-year improvement in working capital from inventories reflects a lower build-up of inventory and inventory write-offs for excess, slow moving and damaged product in AJLA in 2012. In contrast, 2011 increases in inventory reflected a planned worldwide build-up of inventory (approximately $11.8 million) to improve service levels by accelerating fulfillment of customer orders. The year-over-year improvement in working capital from prepaid expenses and other current assets primarily reflects the collection of outstanding VAT claims in 2012; these claims were accrued in 2011. These favorable year-over-year comparisons were partly offset by a $7.7 million non-cash adjustment to income taxes receivable and payable, net in settlement of foreign tax audits in 2012 and a reduction in deferred tax liability associated with potential future repatriation of non-permanently reinvested foreign earnings in 2012.

We currently do not foresee any difficulties in meeting our cash requirements or accessing credit as needed in the next twelve months. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, in light of the ongoing volatility in the domestic and global financial markets, we continue to monitor our credit risk related to countries affected by the sovereign debt issues in Europe, particularly Italy, Spain, Portugal and Greece. As of July 1, 2012, our net receivables from publicly funded hospitals in these countries were $74.4 million compared to $59.3 million as of June 26, 2011. For the six month periods ending July 1, 2012 and June 26, 2011, net revenues from Italy, Spain, Portugal and Greece were approximately 9% and 10%, respectively, of our total net revenues. As of July 1, 2012 and December 31, 2011, net trade receivables from these countries were approximately 39% and 38%, respectively, of our consolidated accounts receivable, net. If global economic conditions deteriorate, we may experience delays in customer payments and reductions in customer purchases. Moreover, we may incur higher credit losses related to the public hospital systems in these countries, which could have a material adverse effect on our results of operations and cash flows during the remainder of 2012 and in future years.

Net cash used in investing activities from continuing operations was $74.4 million during the first six months of 2012 reflecting payments for businesses acquired of $62.6 million and capital expenditures of $28.9 million, partly offset by the proceeds from sales of businesses and assets of $17.1 million. The payments for businesses acquired include $7 million for contingent consideration payments related to our acquisitions of VasoNova, Inc. (“VasoNova”) and Axiom Technology Partners LLC. The proceeds from sales of businesses and assets includes $16.8 million that we received as a working capital adjustment pursuant to the terms of the agreement related to the sale of the cargo systems and container businesses of our former Aerospace Segment, and proceeds of $0.3 million from the sale of a building that was included in our assets held for sale at a zero net book value. During the first six months of 2011, investing activities from continuing operations provided net cash of $55.2 million. In 2011, we received net cash proceeds of approximately $101.6 million from the sale of our marine business, partly offset by our acquisition of VasoNova for $30.6 million and capital expenditures of $15.1 million. The $30.6 million paid for the acquisition of VasoNova included the initial payment of $25 million plus a $6 million contingent payment made to the former VasoNova security holders upon receiving 510(k) clearance from the U.S. Food and Drug Administration related to a VasoNova product, less a hold back fee and cash in the business obtained in the acquisition. The increase in capital expenditures reflects plant expansion activities in OEM and increased investments in information technology systems.

We completed four acquisitions during the second quarter of 2012, consisting of two asset purchases and two stock purchases. The aggregate initial consideration we paid in connection with these acquisitions was approximately $55.8 million. As a result of these acquisitions, we acquired net assets of approximately $111.9 million, which included intangibles for technology, in-process research and development and goodwill of approximately $121.6 million. In addition, we recorded liabilities for contingent consideration arrangements related to each of the businesses acquired of approximately $56.1 million (see Note 3 to the condensed consolidated financial statements included in this report for a discussion of the acquisitions).

Net cash used in financing activities from continuing operations was $24.4 million in the first six months of 2012, primarily due to dividend payments of $27.8 million, compared to net cash provided by financing activities from continuing operations of $43.3 million in 2011. In 2011, we received proceeds from borrowings of $515 million, including the issuance of $250.0 million of 6.875% Senior Subordinated Notes. This additional indebtedness was partially offset by repayments of outstanding debt totaling $455.8 million, including the prepayment of the 2004 Notes totaling $165.8 million and the repayment of $125.0 million under our senior credit facility. We incurred debt extinguishment costs of $19.1 million associated with repayments of these amounts (including the related make whole amounts paid to the holders of the 2004 Notes and related fees). We also made dividend payments of $27.4 million and recognized proceeds of $30.6 million from the exercise of outstanding stock options issued under our stock compensation plans.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through July 1, 2012, no shares have been purchased under this Board authorization.

The following table provides our net debt to total capital ratio:

	July 1, 2012	December 31, 2011
	(Dollars in millions)
Net debt includes:
Current borrowings	$4.7	$5.0
Long-term borrowings	959.9	954.8

Total debt	964.6	959.8
Less: Cash and cash equivalents	545.0	584.1

Net debt	$419.6	$375.7

Total capital includes:
Net debt	$419.6	$375.7
Total common shareholders’ equity	1,689.5	1,980.6

Total capital	$2,109.1	$2,356.3

Percent of net debt to total capital	20%	16%

Our senior credit agreement and the indenture under which we issued our 6.875% senior subordinated notes due 2019 contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.5:1 as of the last day of any period of four consecutive fiscal quarters calculated pursuant to the definitions and methodology set forth in the senior credit agreement. Non-recurring, non-cash charges, such as the goodwill impairment charge we recorded in the first six months of 2012, are excluded from the calculation of these ratios and, therefore, do not affect our compliance with these covenants.

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

PART II—OTHER INFORMATION

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

There have been no significant changes in risk factors for the quarter ended July 1, 2012. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

+10.1	—	Executive Employment Agreement, dated July 30, 2012, between Teleflex Medical Europe Limited and Liam Kelly.

+10.2	—	Senior Executive Officer Severance Agreement, dated July 30, 2012, between Teleflex Medical Europe Limited and Liam Kelly.

+10.3	—	Executive Change In Control Agreement, dated July 30, 2012 between Teleflex Incorporated and Liam Kelly.

12.1	—	Computation of ratio of earnings to fixed charges.

31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

32.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

101.1	—	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended July 1, 2012 and June 26, 2011; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2012 and June 26, 2011; (iii) the Condensed Consolidated Balance Sheets as of July 1, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2012 and June 26, 2011; (v) the Condensed Consolidated Statements of Changes in Equity for the six months ended July 1, 2012 and June 26, 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

+	Indicates management contract or compensatory plan or arrangement.

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

Dated: July 31, 2012