Form 10-Q
period 2012-09-30
TELEFLEX INC
filed 2012-10-31
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant had 40,931,452 shares of common stock, $1.00 par value, outstanding as of October 19, 2012.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars and shares in thousands, except per share)
Net revenues	$368,054	$362,741	$1,131,953	$1,089,490
Cost of goods sold	187,487	187,111	582,908	570,462

Gross profit	180,567	175,630	549,045	519,028
Selling, general and administrative expenses	114,878	101,582	332,965	313,130
Research and development expenses	14,760	12,316	40,015	35,802
Goodwill impairment	—	—	332,128	—
Restructuring and other impairment charges	1,088	(173)	84	3,598
Gain on sales of businesses and assets	—	—	(332)	—

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	49,841	61,905	(155,815)	166,498
Interest expense	18,493	19,177	54,944	51,108
Interest income	(340)	(318)	(1,324)	(676)
Loss on extinguishments of debt	—	—	—	15,413

Income (loss) from continuing operations before taxes	31,688	43,046	(209,435)	100,653
Taxes on income (loss) from continuing operations	7,237	10,125	2,961	23,134

Income (loss) from continuing operations	24,451	32,921	(212,396)	77,519

Operating income (loss) from discontinued operations (including gain (loss) on disposal of ($38) and $2,226 for the three and nine month periods in 2012, respectively, and ($4) and $52,265 for the three and nine month periods in 2011, respectively)	(831)	14,588	(7,951)	75,705
Taxes (benefit) on income (loss) from discontinued operations	1,690	3,444	(1,668)	(3,522)

Income (loss) from discontinued operations	(2,521)	11,144	(6,283)	79,227

Net income (loss)	21,930	44,065	(218,679)	156,746
Less: Income from continuing operations attributable to noncontrolling interest	188	289	701	770
Income from discontinued operations attributable to noncontrolling interest	—	125	—	443

Net income (loss) attributable to common shareholders	$21,742	$43,651	$(219,380)	$155,533

Earnings per share available to common shareholders:
Basic:
Income (loss) from continuing operations	$0.59	$0.80	$(5.22)	$1.90
Income (loss) from discontinued operations	(0.06)	0.27	(0.15)	1.95

Net income (loss)	$0.53	$1.07	$(5.37)	$3.85

Diluted:
Income (loss) from continuing operations	$0.58	$0.80	$(5.22)	$1.88
Income (loss) from discontinued operations	(0.06)	0.27	(0.15)	1.94

Net income (loss)	$0.52	$1.07	$(5.37)	$3.82

Dividends per common share	$0.34	$0.34	$1.02	$1.02

Weighted average common shares outstanding:
Basic	40,890	40,684	40,831	40,426
Diluted	41,511	40,943	40,831	40,738

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$24,263	$32,632	$(213,097)	$76,749
Income (loss) from discontinued operations, net of tax	(2,521)	11,019	(6,283)	78,784

Net income (loss)	$21,742	$43,651	$(219,380)	$155,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in thousands)
Net income (loss)	$21,930	$44,065	$(218,679)	$156,746
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax ($4,629, $(298), $(4,555), $2,025 for the three and nine month periods, respectively)	46,056	(50,486)	10,348	(19,555)
Pension and other postretirement benefits plans adjustment, net of tax ($525, $410, $1,782, $8,505 for the three and nine month periods, respectively)	872	842	3,208	14,851
Derivatives qualifying as hedges, net of tax ($1,548, $1,245, $4,013, $3,578 for the three and nine month periods, respectively)	2,706	2,183	7,012	5,508

Other comprehensive income (loss), net of tax	49,634	(47,461)	20,568	804

Comprehensive income (loss)	71,564	(3,396)	(198,111)	157,550
Less: comprehensive income attributable to noncontrolling interest	394	252	743	1,062

Comprehensive income (loss) attributable to common shareholders	$71,170	$(3,648)	$(198,854)	$156,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$634,829	$584,088
Accounts receivable, net	266,947	286,226
Inventories, net	295,611	298,775
Prepaid expenses and other current assets	23,361	33,405
Prepaid taxes	34,745	28,846
Deferred tax assets	29,700	41,014
Assets held for sale	7,861	7,902

Total current assets	1,293,054	1,280,256
Property, plant and equipment, net	267,392	251,912
Goodwill	1,113,940	1,438,542
Intangible assets, net	930,916	879,787
Investments in affiliates	1,771	2,008
Deferred tax assets	293	278
Other assets	63,423	71,320

Total assets	$3,670,789	$3,924,103

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$4,700	$4,986
Accounts payable	63,703	67,092
Accrued expenses	63,115	74,207
Current portion of contingent consideration	21,592	3,953
Payroll and benefit-related liabilities	67,606	64,386
Derivative liabilities	957	633
Accrued interest	9,772	10,960
Income taxes payable	11,980	21,084
Current liability for uncertain tax positions	4,201	22,656
Deferred tax liabilities	1,051	1,050

Total current liabilities	248,677	271,007
Long-term borrowings	962,596	954,809
Deferred tax liabilities	393,192	420,833
Pension and postretirement benefit liabilities	178,764	194,984
Noncurrent liability for uncertain tax positions	63,491	61,688
Other liabilities	68,670	37,999

Total liabilities	1,915,390	1,941,320
Commitments and contingencies
Total common shareholders’ equity	1,752,956	1,980,588
Noncontrolling interest	2,443	2,195

Total equity	1,755,399	1,982,783

Total liabilities and equity	$3,670,789	$3,924,103

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 25, 2011
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income (loss)	$(218,679)	$156,746
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	6,283	(79,227)
Depreciation expense	26,159	30,354
Amortization expense of intangible assets	32,263	32,087
Amortization expense of deferred financing costs and debt discount	10,739	10,064
Loss on extinguishments of debt	—	15,413
Stock-based compensation	6,170	2,479
Impairment of investments in affiliates	—	3,060
Gain on sales of businesses and assets	(332)	—
Goodwill impairment	332,128	—
Deferred income taxes, net	(27,217)	(2,561)
Other	(2,442)	(2,263)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	1,934	(41,009)
Inventories	(4,619)	(41,649)
Prepaid expenses and other current assets	10,144	(7,423)
Accounts payable and accrued expenses	(2,047)	7,580
Income taxes receivable and payable, net	(31,352)	(23,431)

Net cash provided by operating activities from continuing operations	139,132	60,220

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(46,092)	(27,308)
Proceeds from sales of businesses and assets, net of cash sold	66,605	100,905
Payments for businesses and intangibles acquired, net of cash acquired	(62,627)	(30,570)
Investments in affiliates	(80)	—

Net cash (used in) provided by investing activities from continuing operations	(42,194)	43,027

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	—	515,000
Repayment of long-term borrowings	—	(455,800)
Decrease in notes payable and current borrowings	(706)	—
Proceeds from stock compensation plans	7,714	32,930
Dividends	(41,661)	(41,278)
Debt extinguishment, issuance and amendment fees	—	(18,510)

Net cash (used in) provided by financing activities from continuing operations	(34,653)	32,342

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(6,477)	28,546
Net cash used in investing activities	(2,351)	(1,997)

Net cash (used in) provided by discontinued operations	(8,828)	26,549

Effect of exchange rate changes on cash and cash equivalents	(2,716)	1,109

Net increase in cash and cash equivalents	50,741	163,247
Cash and cash equivalents at the beginning of the period	584,088	208,452

Cash and cash equivalents at the end of the period	$634,829	$371,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2010	42,245	$42,245	$349,156	$1,578,913	$(51,880)	2,250	$(135,058)	$3,902	$1,787,278
Net income				155,533				1,213	156,746
Cash dividends ($1.02 per share)				(41,278)					(41,278)
Other comprehensive income					955			(151)	804
Distributions to noncontrolling interest shareholders								(118)	(118)
Shares issued under compensation plans	657	657	29,377			(56)	3,394		33,428
Deferred compensation			(39)			(4)	176		137

Balance at September 25, 2011	42,902	$42,902	$378,494	$1,693,168	$(50,925)	2,190	$(131,488)	$4,846	$1,936,997

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2011	42,923	$42,923	$380,965	$1,847,106	$(159,353)	2,183	$(131,053)	$2,195	$1,982,783
Net income (loss)				(219,380)				701	(218,679)
Cash dividends ($1.02 per share)				(41,661)					(41,661)
Other comprehensive income					20,525			43	20,568
Distributions to noncontrolling interest shareholders								(496)	(496)
Shares issued under compensation plans	147	147	10,221			(39)	2,410		12,778
Deferred compensation			(10)			(4)	116		106

Balance at September 30, 2012	43,070	$43,070	$391,176	$1,586,065	$(138,828)	2,140	$(128,527)	$2,443	$1,755,399

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

Certain reclassifications of prior year information have been made to conform to the current year’s presentation. In the first quarter of 2012, the Company changed its segment reporting from a single reportable segment to four reportable segments, three of which are geographically based. As initially changed, the three geographic segments were North America, EMEA (representing the Company’s operations in Europe, the Middle East and Africa) and AJLA (representing Asian and Latin America operations). The Company’s fourth reportable segment is comprised of the Company’s Original Equipment Manufacturer and Development Services (“OEM”) businesses. In addition, in the first quarter of 2012, the Company changed the number of its reporting units. In 2011, the Company had six reporting units comprised of North America, EMEA, OEM and three reporting units in the AJLA segment. In 2012, the Company changed its North America reporting unit structure from a single reporting unit to five reporting units comprised of Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. As a result of the change in the North America reporting unit structure, the Company was required to conduct a goodwill impairment test of each of the North American reporting units and determined that the goodwill of three of the reporting units was impaired. As a result, the Company recorded a goodwill impairment charge of $332 million in the first quarter of 2012. See Note 5 for a discussion of the goodwill impairment. During the third quarter of 2012, due to changes in the Company’s management and internal reporting structure, the Company’s Latin America operations were moved from the AJLA Segment into the North America Segment. As a result of this change, the North America Segment is now referred to as the Americas Segment and the AJLA Segment is now referred to as the Asia Segment. The change did not affect the Company’s reporting unit structure. All prior comparative periods have been restated to reflect this change. See Note 14 for a discussion of the Company’s segments.

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

The Company will adopt the following new accounting standard as of January 1, 2013, the first day of its 2013 fiscal year:

Amendment to Intangibles-Goodwill and Other: In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will permit companies to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.

Note 3 — Acquisitions

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the acquisitions, the Company agreed to pay contingent consideration based on the achievement of specified objectives, including regulatory approvals and sales targets. The range of undiscounted amounts the Company could be required to pay for contingent consideration arrangements is between $2.0 million to $90.0 million.

The total fair value of consideration for the acquisitions is estimated at $111.6 million, which includes the initial payments of $55.8 million in cash and the estimated fair value of the contingent consideration to be paid to the sellers of $55.8 million. The fair value of each component of contingent consideration was estimated based on the probability of achieving the specified objective using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined in connection with the fair value hierarchy (see Note 9, “Fair value measurements”). Any future change in the estimated fair value of the contingent consideration will be recognized in selling, general and administrative expenses in the statement of income for the period in which the estimated fair value changes. A change in fair value of the contingent consideration could have a material effect on the Company’s results of operations and financial position for the period in which the change in estimate occurs.

Transaction expenses associated with the acquisitions, which are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, were $0.5 million and $1.2 million for the three and nine months ended September 30, 2012, respectively. The Company has recorded an aggregate operating loss of approximately $4.5 million and $6.1 million resulting from the acquisitions for the three and nine months ended September 30, 2012, respectively. The results of operations of the acquired businesses and assets are included in the Condensed Consolidated Statements of Income from their respective acquisition date. Pro forma information is not presented as the operations of the acquired businesses are not significant compared to the overall operations of the Company.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the purchase price allocation among the assets acquired and liabilities assumed in the acquisitions that occurred during the nine months ended September 30 2012:

(Dollars in millions)
Assets
Current assets	$4.1
Property, plant and equipment	1.3
Intangible assets:
Intellectual property	46.9
In-process research and development (“IPR&D”)	45.5
Goodwill	29.0

Total assets acquired	126.8

Less:
Current liabilities	4.8
Deferred tax liabilities	10.4

Liabilities assumed	15.2

Net assets acquired	$111.6

During the third quarter the Company refined the purchase price allocation, principally with respect to contingent consideration, due to changes in probabilities of achieving specified objectives and changes in discount rates. These changes also impacted the fair values of the acquired intangibles and deferred taxes. The Company is continuing to evaluate the initial purchase price allocation as of the respective acquisition dates. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed.

Certain assets acquired in the acquisitions qualify for recognition as intangible assets, apart from goodwill, in accordance with FASB guidance related to business combinations. The estimated fair values of intangible assets acquired include intellectual property of $46.9 million and IPR&D of $45.5 million. Intellectual property has useful lives ranging from 15 to 20 years, and IPR&D has an indefinite life and is not amortized until completion and development of the related project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, the Company may incur an impairment charge related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The goodwill resulting from the acquisitions primarily reflects the expected revenue growth attributable to anticipated increased market penetration from future products and customers. Goodwill and the step-up in basis of the intangible assets in connection with the acquisitions are not deductible for tax purposes.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for the three and nine months ended September 30, 2012 and September 25, 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in thousands)
2012 restructuring charges	$1,107	$—	$1,978	$—
2011 restructuring program	(60)	—	(60)	—
2007 Arrow integration program	41	(173)	(1,834)	537
Impairment charges	—	—	—	3,061

Restructuring and other impairment charges	$1,088	$(173)	$84	$3,598

2012 Restructuring Charges

The Company regularly evaluates opportunities to consolidate facilities, lower costs and optimize operating efficiencies. As a result the Company has identified an opportunity to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse. This project will entail termination benefits related to a reduction in force, contract termination costs related to a lease, and facility closure costs. During the three months ended September 30, 2012, the Company incurred restructuring charges of $1.1 million for this project. The Company expects to complete the project over a one year period and anticipates incurring additional charges of $1.6 million related to this initiative. During the nine months ended September 30, 2012, the Company incurred restructuring charges of $2.0 million, primarily related to the warehouse consolidation as noted above and charges related to the termination of certain distributor agreements in Europe.

2011 Restructuring Program

During 2011, the Company initiated a restructuring program at three facilities to consolidate operations and reduce costs. During the third quarter of 2012, the Company reversed $0.1 million of restructuring reserves that were determined to be no longer required. The Company expects to incur additional contract termination costs of approximately $2.7 million when it has completely exited a leased facility. All of the employee termination benefits will be paid in 2012. The payment of the lease contract termination costs will continue until 2015.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in thousands)
Termination benefits	$—	$—	$—	$11
Facility closure costs	41	40	189	114
Contract termination costs	—	(213)	(2,023)	412

	$41	$(173)	$(1,834)	$537

The following table provides information relating to changes in the accrued liability associated with the 2007 Arrow integration program during the nine months ended September 30, 2012:

	Balance at December 31, 2011	Subsequent Accruals	Payments	Translation	Balance at September 30, 2012
	(Dollars in thousands)
Termination benefits	$320	$—	$(4)	$(2)	$314
Facility closure costs	—	189	(189)	—	—
Contract termination costs	2,133	(2,023)	—	(1)	109
Other restructuring costs	21	—	—	—	21

	$2,474	$(1,834)	$(193)	$(3)	$444

The reduction in the accrual for contract termination costs relates to a revised estimate for the settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the acquisition of Arrow in 2007.

As of September 30, 2012, the Company expects future restructuring expenses associated with the 2007 Arrow integration program, if any, to be nominal.

Impairment Charges

In the second quarter of 2011, the Company recognized impairment charges of $3.1 million related to the decline in value of its investments in affiliates that are considered to be other than temporary. In making this determination, the Company considered multiple factors, including its intent and ability to hold investments, operating losses of investees that demonstrate an inability to recover the carrying value of the investments, the investee’s liquidity and cash position and level of market acceptance of the investee’s products and services.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Impairment of goodwill

In the first quarter of 2012, the Company changed its North America reporting unit structure from a single reporting unit to five reporting units comprised of Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. The Company allocated the assets and liabilities of the North America Segment among the new reporting units based on their respective operating activities, and then allocated goodwill among the reporting units using a relative fair value approach, as required by FASB Accounting Standards Codification Topic 350. The fair value of each reporting unit was determined based on a weighted combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) analysis of sales of similar assets in actual transactions (the market approach).

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

Note 6 — Inventories

Inventories as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Raw materials	$84,294	$87,621
Work-in-process	47,233	45,486
Finished goods	194,290	198,587

	325,817	331,694
Less: Inventory reserve	(30,206)	(32,919)

Inventories	$295,611	$298,775

Note 7 — Goodwill and other intangible assets

In the first quarter of 2012, the Company changed its reporting structure to four reportable segments, three of which are geographically-based and one of which is comprised of the Company’s OEM business. During the third quarter of 2012, due to changes in the Company’s management and internal reporting structure, the Company’s Latin America operations were moved from the AJLA Segment into the North America Segment. As a result of this change, the North America Segment is now referred to as the Americas Segment and the AJLA Segment is now referred to as the Asia Segment. All prior comparative periods have been restated to reflect this change. See Note 14, “Business segment information” for additional information on the Company’s new reporting structure.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information relating to changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2012:

	Americas Segment	EMEA Segment	Asia Segment	OEM Segment	Total
	(Dollars in thousands)
Balance as of December 31, 2011
Goodwill	$1,005,021	$283,362	$121,983	$28,176	$1,438,542
Accumulated impairment losses	—	—	—	—	—

	1,005,021	283,362	121,983	28,176	1,438,542
Goodwill impairment charges	(332,128)	—	—	—	(332,128)
Goodwill related to acquisitions	28,274	687	—	—	28,961
Goodwill related to dispositions	—	—	—	(28,176)	(28,176)
Translation adjustment	2,347	(1,307)	5,701	—	6,741
Transfer of goodwill	679	(679)	—	—	—
Balance as of September 30, 2012
Goodwill	1,036,321	282,063	127,684	—	1,446,068
Accumulated impairment losses	(332,128)	—	—	—	(332,128)

	$704,193	$282,063	$127,684	$—	$1,113,940

See Note 5 for information relating to the goodwill impairment charges.

The following table provides information, as of September 30, 2012 and December 31, 2011, regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets:

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Customer relationships	$535,923	$537,094	$(134,989)	$(117,505)
In-process research and development	45,494	—	—	—
Intellectual property	252,654	221,171	(90,749)	(85,402)
Distribution rights	16,447	16,669	(13,642)	(13,484)
Trade names	319,975	322,404	(197)	(1,160)

	$1,170,493	$1,097,338	$(239,577)	$(217,551)

The increase in intangible assets during the nine months ended September 30, 2012 primarily reflects the effect of the Company’s acquisitions. See Note 3 for discussion of Company’s acquisitions.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was approximately $11.1 million and $10.7 million for the three months ended September 30, 2012 and September 25, 2011, respectively, and $32.3 million and $32.1 million for the nine months ended September 30, 2012 and September 25, 2011, respectively. Estimated annual amortization expense for the remainder of 2012 and the next four succeeding years is as follows (dollars in thousands):

2012	$10,800
2013	44,600
2014	41,900
2015	37,500
2016	37,400

Note 8 — Financial instruments

The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 9, “Fair value measurement” for additional information.

The following table presents the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011:

	September 30, 2012 Fair Value	December 31, 2011 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Other assets — current	$447	$204

Total asset derivatives	$447	$204

Liability derivatives:
Foreign exchange contracts:
Derivative liabilities — current	$957	$633

Total liability derivatives	$957	$633

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”), and the location and amount of gains and losses attributable to such derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) in the condensed consolidated statement of income for the three and nine months ended September 30, 2012 and September 25, 2011:

	After Tax Gain/(Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in thousands)
Interest rate swap	$2,329	$2,433	$7,032	$5,784
Foreign exchange contracts	377	(250)	(20)	(276)

Total	$2,706	$2,183	$7,012	$5,508

	Pre-Tax (Gain)/Loss Reclassified from AOCI into Income
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in thousands)
Interest rate swap:
Interest expense	$3,663	$3,978	$11,057	$11,633
Foreign exchange contracts:
Cost of goods sold	13	183	(754)	(479)
Income from discontinued operations	—	257	—	(511)

Total	$3,676	$4,418	$10,303	$10,643

There was no ineffectiveness related to the Company’s derivatives for the three and nine months ended September 30, 2012 and September 25, 2011.

During the third quarter of 2012, the Company entered into forward exchange contracts for Singapore dollars and US dollars in anticipation of the acquisition of substantially all of the assets of LMA International N.V. (“LMA”). In accordance with FASB guidance, a forecasted transaction is not eligible for hedge accounting if the forecasted transaction involves a business combination. Therefore, gains and losses relating to this arrangement were recognized as incurred. The Company realized a pre-tax loss of $7.6 million upon settlement of the forward exchange contracts. See Note 17, “Subsequent event” for additional information on the LMA acquisition.

In 2011, the Company terminated its interest rate swap covering a notional amount of $350 million designated as a hedge against the variability of the cash flows in the interest payments under the Company’s term loan. As of September 30, 2012, all unrealized losses within AOCI associated with this interest rate swap has been reclassified into earnings.

Based on exchange rates at September 30, 2012, approximately $0.2 million of unrealized losses, net of tax, within AOCI are expected to be reclassified from AOCI during the next twelve months. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorating credit and economic conditions in parts of Europe, particularly in Spain, Italy, Greece and Portugal, may continue to increase the average length of time it takes the Company to collect its account receivable in certain regions within these countries.

The Company evaluates all receivables for potential collection risks. If the financial condition of customers or the countries’ healthcare systems continue to deteriorate such that their ability to make payments is uncertain, the Company may be required to increase its allowance for doubtful accounts in future periods.

The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy, Greece and Portugal as a percent of the Company’s total accounts receivable at the end of the period are as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Accounts receivable, net in Spain, Italy, Greece and Portugal	102,664	108,545
Percentage of total accounts receivable, net	38%	38%

For the nine months ending September 30, 2012 and September 25, 2011, net revenues to customers in Spain, Italy, Greece and Portugal were $101.4 million and $108.0 million, respectively. During the second quarter of 2012, the Company collected approximately $17.5 million from the Spanish government related to past due receivables. During the third quarter of 2012, the Company collected approximately $6.5 million from the Italian government related to past due receivables.

Note 9 — Fair value measurement

For a description of the fair value hierarchy, see Note 10 to the Company’s 2011 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2011.

The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and September 25, 2011:

	Total carrying value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$4,781	$4,781	$—	$—
Derivative assets	447	—	447	—
Derivative liabilities	957	—	957	—
Contingent consideration liabilities	58,885	—	—	58,885

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total carrying value at September 25, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$45,004	$45,004	$—	$—
Investments in marketable securities	3,762	3,762	—	—
Bonds — foreign government	4,976	—	4,976	—
Derivative assets	66	—	66	—
Derivative liabilities	15,566	—	15,566	—
Contingent consideration liabilities	9,566	—	—	9,566

The following table provides information regarding changes in Level 3 financial liabilities during the periods ended September 30, 2012 and September 25, 2011:

	Contingent consideration
	2012	2011
	(Dollars in thousands)
Beginning balance	$9,676	$—
Initial estimate upon acquisition	55,773	15,400
Payment	(7,000)	(6,000)
Revaluations	461	166
Translation adjustment	(25)	—

Ending balance	$58,885	$9,566

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of September 30, 2012 is $962.6 million. The Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile to determine the fair value of its debt. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt by fair value hierarchy level as of September 30, 2012:

Fair value of debt
(Dollars in thousands)
Level 1	$773,404
Level 2	381,678

Total	$1,155,082

In the first quarter of 2012, the Company recorded a goodwill impairment charge of $332 million based on Level 3 inputs. See Note 5 for a discussion of the goodwill impairment.

Valuation Techniques

The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to pay benefits under certain deferred compensation plans and other compensatory arrangements. The investment assets of the trust are valued using quoted market prices.

The Company’s financial assets valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company’s financial liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts and, at September 25, 2011, an interest rate swap contract. The Company uses

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forward rate contracts to manage currency transaction exposure and used interest rate swap to manage exposure to interest rate changes. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The fair value of the interest rate swap contract was developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. The decrease in the Company’s derivative liabilities in 2012 is due to the termination of its interest rate swap agreement. See Note 8, “Financial instruments” for additional information.

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The Company accounts for contingent consideration in accordance with applicable guidance provided within the business combination rules. The Company is contractually obligated to pay certain contingent consideration upon the achievement of specified objectives, including regulatory approvals, sales targets and, in some instances, the passage of time, referred to as milestone payments, and therefore recorded contingent consideration liabilities at the time of the acquisitions. As a result, the Company is required to update its assumptions each reporting period based on new developments and record such amounts at fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or failure to achieve the specified objectives.

It is estimated that the payments of the various milestones may occur as early as 2012 and extend as far as 2018 or later. As of September 30, 2012, the range of undiscounted amounts the Company could be required to pay for contingent consideration arrangements is between $7.0 million and $107.0 million. The Company has determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•	estimated cash flows projected from the success of market launches;

•	the estimated time and resources needed to complete the development of the acquired technologies;

•	the uncertainty of obtaining regulatory approvals within the required time periods; and

•	the risk adjusted discount rate for fair value measurement.

As of September 30, 2012, of the $58.9 million of total contingent consideration, the Company has recorded approximately $21.6 million in current contingent consideration and the remaining $37.3 million in other liabilities.

Note 10 — Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through September 30, 2012, no shares have been purchased under this Board authorization.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Shares in thousands)
Basic	40,890	40,684	40,831	40,426
Dilutive shares assumed issued	621	259	—	312

Diluted	41,511	40,943	40,831	40,738

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 8,403 thousand and 9,007 thousand for the three and nine month periods ended September 30, 2012, respectively, and approximately 8,785 thousand and 8,866 thousand for the three and nine month periods ended September 25, 2011, respectively.

The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2012 and September 25, 2011:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2011	$(7,257)	$(134,548)	$(17,548)	$(159,353)
Current-period other comprehensive income	7,012	3,208	10,305	20,525

Balance at September 30, 2012	$(245)	$(131,340)	$(7,243)	$(138,828)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2010	$(15,262)	$(95,746)	$59,128	$(51,880)
Current-period other comprehensive income	5,508	6,423	11,866	23,797
Divestiture of Marine	—	8,427	(33,424)	(24,997)
Discontinued operations	—	1	2,154	2,155

Balance at September 25, 2011	$(9,754)	$(80,895)	$39,724	$(50,925)

Note 11 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Effective income tax rate	22.8%	23.5%	(1.4)%	23.0%

The effective income tax rate for the three months and nine months ended September 30, 2012 was 22.8% and (1.4)%, respectively, compared to 23.5% and 23.0% for the three months and nine months ended September 25, 2011, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2012 was

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impacted by the Company’s ability to deduct only $45 million of the $332 million goodwill impairment charge recorded in the first quarter of 2012. Accordingly, the reduction in the tax rate for the nine months ended September 30, 2012 reflects the Company’s ability to realize only a limited tax benefit related to this charge.

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

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Postretirement Benefits Three Months Ended		Pension Nine Months Ended		Postretirement Benefits Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
				(Dollars in thousands)
Service cost	$696	$531	$159	$(37)	$2,085	$1,723	$475	$359
Interest cost	4,115	4,387	473	441	12,366	12,973	1,419	1,541
Expected return on Plan assets	(5,043)	(5,160)	—	—	(15,128)	(15,003)	—	—
Net amortization and deferral	1,604	987	123	(172)	4,814	3,018	368	(34)
Settlement charge	—	—	—	—	(124)	—	—	—
Curtailment charge	—	—	—	—	111	—	—	—

Net benefit cost	$1,372	$745	$755	$232	$4,124	$2,711	$2,262	$1,866

The increase in net amortization expense for the pension and postretirement benefit plans reflects the loss due to actuarial changes in benefit obligation recorded at December 31, 2011.

The Company is required to make minimum pension contributions totaling $19.5 million during 2012, of which $3.9 million and $15.2 million were made during the three and nine months ended September 30, 2012, respectively.

Note 13 — Commitments and contingent liabilities

Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. The following table provides information regarding changes in the Company’s product warranty liability accruals for the nine months ended September 30, 2012 (dollars in thousands):

Balance — December 31, 2011	$7,935
Accruals for warranties issued in 2012	72
Settlements (cash and in kind)(a)	(6,305)
Accruals related to pre-existing warranties(a)	(1,255)
Translation	(20)

Balance — September 30, 2012	$427

(a)	Including those related to divested businesses. See Note 16, “Divestiture-related activities” for additional information.

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. At September 30, 2012, the Company had no residual value guarantees related to its operating leases.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 30, 2012, the Company has recorded approximately $2.6 million in accrued liabilities and approximately $6.3 million in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of September 30, 2012. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of September 30, 2012, the most significant tax examinations in process are in Canada, the Czech Republic, France and Austria. In conjunction with these examinations and as a regular and routine practice, the Company may determine a need to establish certain reserves or to adjust existing reserves

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market.

Note 14 — Business segment information

In the first quarter of 2012, as a result of a reorganization of the Company’s internal business unit reporting structure and related internal financial reporting, the Company changed its segment reporting from a single operating segment to four operating segments. During the third quarter of 2012, due to changes in the Company’s management and internal reporting structure, the Company’s Latin America operations were moved from the AJLA Segment into the North America Segment. As a result of this change, the North America Segment is now referred to as the Americas Segment and the AJLA Segment is now referred to as the Asia Segment. The change did not affect the Company’s reporting unit structure. All prior comparative periods have been restated to reflect this change.

An operating segment is a component of the Company (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. Based on these criteria, the Company has identified four operating segments, which also comprise its four reportable segments.

Three of the four reportable segments are geographically based: Americas (representing the Company’s operations in North America and Latin America), EMEA (representing the Company’s operations in Europe, the Middle East and Africa) and Asia. The fourth reportable segment is OEM.

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

The following tables present the Company’s segment results for the three and nine months ended September 30, 2012 and September 25, 2011:

	Three Months Ended September 30, 2012
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$169,548	$116,015	$45,592	$36,899	$368,054
Segment depreciation and amortization	16,439	5,249	967	1,058	23,713
Segment operating profit(1)	17,476	5,318	18,718	9,417	50,929
Segment expenditures for property, plant and equipment	9,253	3,248	43	2,052	14,596
Intersegment revenues	38,874	17,136	—	94

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 25, 2011
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$167,271	$127,121	$35,114	$33,235	$362,741
Segment depreciation and amortization	16,440	5,875	970	877	24,162
Segment operating profit(1)	21,526	20,900	12,258	7,048	61,732
Segment expenditures for property, plant and equipment	7,565	3,299	234	1,068	12,166
Intersegment revenues	41,245	17,036	—	129

	Nine Months Ended September 30, 2012
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$526,685	$377,513	$123,205	$104,550	$1,131,953
Segment depreciation and amortization	47,482	16,096	2,561	3,022	69,161
Segment operating profit(1)	64,975	46,706	41,500	22,884	176,065
Segment assets	1,784,773	767,995	268,669	38,835	2,860,272
Segment expenditures for property, plant and equipment	20,870	9,620	105	8,545	39,140
Intersegment revenues	114,562	52,235	—	382

	Nine Months Ended September 25, 2011
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$503,394	$390,332	$104,957	$90,807	$1,089,490
Segment depreciation and amortization	49,365	17,565	2,864	2,711	72,505
Segment operating profit(1)	63,699	55,960	34,576	15,861	170,096
Segment assets	2,079,348	821,659	206,230	77,932	3,185,169
Segment expenditures for property, plant and equipment	16,163	7,283	563	3,135	27,144
Intersegment revenues	115,418	48,547	1	362

(1)	Segment operating profit includes a segment’s net revenues from external customers reduced by its cost of goods sold, selling, general and administrative expenses, and an allocation of corporate expenses. Segment operating profit excludes goodwill impairment charges, restructuring and impairment charges, gain on sales of businesses and assets, interest income and expense, loss on extinguishment of debt and taxes on income.

The following tables present reconciliations of segment results to the Company’s condensed consolidated results for the three and nine months ended September 30, 2012 and September 25, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in thousands)
Reconciliation of Segment Operating Profit to Income (Loss) from Continuing Operations Before Interest, Loss on Extinguishments of Debt and Taxes
Segment operating profit	$50,929	$61,732	$176,065	$170,096
Goodwill impairment	—	—	(332,128)	—
Restructuring and other impairment charges	(1,088)	173	(84)	(3,598)
Gain on sales of businesses and assets	—	—	332	—

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	$49,841	$61,905	$(155,815)	$166,498

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2012	September 25, 2011
	(Dollars in thousands)
Reconciliation of Segment Assets to Condensed Consolidated Total Assets
Segment assets(1)	$2,860,272	$3,185,169
Corporate assets(2)	802,656	565,249
Assets of businesses divested(3)	—	106,591
Assets held for sale	7,861	11,702

Total assets	$3,670,789	$3,868,711

(1)	Segment assets for the 2011 period include assets of the orthopedic business of the Company’s OEM Segment, which, as of September 30, 2012, had been disposed in connection with the sale of the business.
(2)	Increase in corporate assets from the prior period reflects higher cash balances as a result of the sale of businesses in the fourth quarter of 2011.
(3)	Assets of businesses divested were previously reported as assets held for sale in 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in thousands)
Reconciliation of Segment Expenditures for Property, Plant and Equipment to Condensed Consolidated Total Expenditures for Property, Plant and Equipment
Segment expenditures for property, plant and equipment	$14,596	$12,166	$39,140	$27,144
Corporate expenditures for property, plant and equipment	2,603	10	6,952	164

Total expenditures for property, plant and equipment	$17,199	$12,176	$46,092	$27,308

Note 15 — Condensed consolidated guarantor financial information

In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is 100% owned by the Parent Company. The Company’s condensed consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2012 and September 25, 2011, condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2012 and September 25, 2011, each of which are set forth below, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;
b.	Guarantor Subsidiaries, on a combined basis;
c.	Non-guarantor subsidiaries, on a combined basis; and
d.	Parent Company and its subsidiaries on a consolidated basis.

The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 are used by each entity in the condensed consolidated financial information, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

Consolidating entries and eliminations in the following consolidated financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the Guarantor Subsidiaries and the Non-guarantor subsidiaries, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$232,155	$196,675	$(60,776)	$368,054
Cost of goods sold	—	130,840	115,381	(58,734)	187,487

Gross profit	—	101,315	81,294	(2,042)	180,567
Selling, general and administrative expenses	11,114	61,505	42,030	229	114,878
Research and development expenses	—	13,184	1,576	—	14,760
Restructuring and other impairment charges	—	1,070	18	—	1,088
(Gain) loss on sales of businesses and assets	1	(150,310)	—	150,309	—

Income (loss) from continuing operations before interest and taxes	(11,115)	175,866	37,670	(152,580)	49,841
Interest expense	36,105	(19,488)	1,876	—	18,493
Interest income	(107)	—	(233)	—	(340)

Income (loss) from continuing operations before taxes	(47,113)	195,354	36,027	(152,580)	31,688
Taxes (benefit) on income (loss) from continuing operations	(16,624)	17,739	6,811	(689)	7,237
Equity in net income of consolidated subsidiaries	52,627	21,946	—	(74,573)	—

Income from continuing operations	22,138	199,561	29,216	(226,464)	24,451

Operating income (loss) from discontinued operations	(1,089)	258	—	—	(831)
Taxes (benefit) on income (loss) from discontinued operations	(693)	2,649	(266)	—	1,690

Income (loss) from discontinued operations	(396)	(2,391)	266	—	(2,521)

Net income	21,742	197,170	29,482	(226,464)	21,930
Less: Income from continuing operations attributable to noncontrolling interests	—	—	188	—	188

Net income attributable to common shareholders	21,742	197,170	29,294	(226,464)	21,742
Other comprehensive income attributable to common shareholders	49,428	50,393	41,277	(91,670)	49,428

Comprehensive income attributable to common shareholders	$71,170	$247,563	$70,571	$(318,134)	$71,170

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 25, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$233,294	$196,399	$(66,952)	$362,741
Cost of goods sold	—	140,745	111,184	(64,818)	187,111

Gross profit	—	92,549	85,215	(2,134)	175,630
Selling, general and administrative expenses	8,997	54,057	38,235	293	101,582
Research and development expenses	—	10,581	1,735	—	12,316
Restructuring and other impairment charges	—	(172)	(1)	—	(173)

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(8,997)	28,083	45,246	(2,427)	61,905
Interest expense	31,613	(12,632)	196	—	19,177
Interest income	(133)	(14)	(171)	—	(318)

Income (loss) from continuing operations before taxes	(40,477)	40,729	45,221	(2,427)	43,046
Taxes (benefit) on income (loss) from continuing operations	(14,712)	12,195	13,548	(906)	10,125
Equity in net income of consolidated subsidiaries	70,034	38,641	—	(108,675)	—

Income from continuing operations	44,269	67,175	31,673	(110,196)	32,921

Operating income (loss) from discontinued operations	(1,106)	1,089	14,605	—	14,588
Taxes (benefit) on income (loss) from discontinued operations	(488)	940	2,992	—	3,444

Income (loss) from discontinued operations	(618)	149	11,613	—	11,144

Net income	43,651	67,324	43,286	(110,196)	44,065
Less: Income from continuing operations attributable to noncontrolling interests	—	—	289	—	289
Income from discontinued operations attributable to noncontrolling interest	—	—	125	—	125

Net income attributable to common shareholders	43,651	67,324	42,872	(110,196)	43,651
Other comprehensive loss attributable to common shareholders	(47,299)	(47,078)	(48,503)	95,581	(47,299)

Comprehensive income (loss) attributable to common shareholders	$(3,648)	$20,246	$(5,631)	$(14,615)	$(3,648)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$705,703	$606,381	$(180,131)	$1,131,953
Cost of goods sold	—	409,801	349,003	(175,896)	582,908

Gross profit	—	295,902	257,378	(4,235)	549,045
Selling, general and administrative expenses	39,683	182,882	109,861	539	332,965
Research and development expenses	—	35,103	4,912	—	40,015
Goodwill impairment	—	331,779	349	—	332,128
Restructuring and other impairment charges	—	(580)	664	—	84
Gain on sales of businesses and assets	(116,193)	(150,310)	(332)	266,503	(332)

Income (loss) from continuing operations before interest and taxes	76,510	(102,972)	141,924	(271,277)	(155,815)
Interest expense	109,206	(59,728)	5,466	—	54,944
Interest income	(360)	(8)	(956)	—	(1,324)

Income (loss) from continuing operations before taxes	(32,336)	(43,236)	137,414	(271,277)	(209,435)
Taxes (benefit) on income (loss) from continuing operations	(51,685)	34,932	21,306	(1,592)	2,961
Equity in net income of consolidated subsidiaries	(238,187)	100,706	—	137,481	—

Income (loss) from continuing operations	(218,838)	22,538	116,108	(132,204)	(212,396)

Operating income (loss) from discontinued operations	(1,180)	(9,171)	2,400	—	(7,951)
Benefit on income (loss) from discontinued operations	(638)	(935)	(95)	—	(1,668)

Income (loss) from discontinued operations	(542)	(8,236)	2,495	—	(6,283)

Net income (loss)	(219,380)	14,302	118,603	(132,204)	(218,679)
Less: Income from continuing operations attributable to noncontrolling interests	—	—	701	—	701

Net income (loss) attributable to common shareholders	(219,380)	14,302	117,902	(132,204)	(219,380)
Other comprehensive income attributable to common shareholders	20,525	7,136	6,510	(13,646)	20,525

Comprehensive income (loss) attributable to common shareholders	$(198,855)	$21,438	$124,412	$(145,850)	$(198,855)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 25, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$688,620	$585,860	$(184,990)	$1,089,490
Cost of goods sold	—	417,464	333,309	(180,311)	570,462

Gross profit	—	271,156	252,551	(4,679)	519,028
Selling, general and administrative expenses	28,321	173,004	110,918	887	313,130
Research and development expenses	—	30,014	5,788	—	35,802
Restructuring and other impairment charges	11	1,686	1,901	—	3,598

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(28,332)	66,452	133,944	(5,566)	166,498
Interest expense	89,697	(39,002)	413	—	51,108
Interest income	(247)	(55)	(374)	—	(676)
Loss on extinguishments of debt	15,413	—	—	—	15,413

Income (loss) from continuing operations before taxes	(133,195)	105,509	133,905	(5,566)	100,653
Taxes (benefit) on income (loss) from continuing operations	(49,333)	36,784	37,621	(1,938)	23,134
Equity in net income of consolidated subsidiaries	265,907	150,761	—	(416,668)	—

Income from continuing operations	182,045	219,486	96,284	(420,296)	77,519

Operating income (loss) from discontinued operations	(52,424)	40,678	87,451	—	75,705
Taxes (benefit) on income (loss) from discontinued operations	(25,912)	6,523	15,867	—	(3,522)

Income (loss) from discontinued operations	(26,512)	34,155	71,584	—	79,227

Net income	155,533	253,641	167,868	(420,296)	156,746
Less: Income from continuing operations attributable to noncontrolling interests	—	—	770	—	770
Income from discontinued operations attributable to noncontrolling interest	—	—	443	—	443

Net income attributable to common shareholders	155,533	253,641	166,655	(420,296)	155,533
Other comprehensive income (loss) attributable to common shareholders	955	(20,172)	(19,592)	39,764	955

Comprehensive income attributable to common shareholders	$156,488	$233,469	$147,063	$(380,532)	$156,488

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$123,254	$—	$511,575	$—	$634,829
Accounts receivable, net	335	755,506	386,375	(875,269)	266,947
Inventories, net	—	188,158	121,247	(13,794)	295,611
Prepaid expenses and other current assets	4,896	3,425	15,040	—	23,361
Prepaid taxes	20,949	—	13,794	2	34,745
Deferred tax assets	3,642	19,697	6,361	—	29,700
Assets held for sale	—	2,738	5,123	—	7,861

Total current assets	153,076	969,524	1,059,515	(889,061)	1,293,054
Property, plant and equipment, net	7,146	159,313	100,933	—	267,392
Goodwill	—	670,358	443,582	—	1,113,940
Intangibles assets, net	—	764,153	166,763	—	930,916
Investments in affiliates	5,127,455	1,253,393	20,234	(6,399,311)	1,771
Deferred tax assets	71,933	—	2,405	(74,045)	293
Other assets	34,557	2,656,306	679,530	(3,306,970)	63,423

Total assets	$5,394,167	$6,473,047	$2,472,962	$(10,669,387)	$3,670,789

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,700	$—	$4,700
Accounts payable	79,776	839,834	22,255	(878,162)	63,703
Accrued expenses	15,582	16,507	31,026	—	63,115
Current portion of contingent consideration	—	20,171	1,421	—	21,592
Payroll and benefit-related liabilities	31,790	9,651	26,165	—	67,606
Derivative liabilities	957	—	—	—	957
Accrued interest	9,768	—	4	—	9,772
Income taxes payable	—	—	11,980	—	11,980
Current liability for uncertain tax positions	—	—	4,201	—	4,201
Deferred tax liabilities	—	—	1,051	—	1,051

Total current liabilities	137,873	886,163	102,803	(878,162)	248,677
Long-term borrowings	962,596	—	—	—	962,596
Deferred tax liabilities	—	411,849	55,388	(74,045)	393,192
Pension and other postretirement benefit liabilities	130,096	33,826	14,842	—	178,764
Noncurrent liability for uncertain tax positions	14,469	18,679	30,343	—	63,491
Other liabilities	2,396,177	37,317	945,946	(3,310,770)	68,670

Total liabilities	3,641,211	1,387,834	1,149,322	(4,262,977)	1,915,390
Total common shareholders’ equity	1,752,956	5,085,213	1,321,197	(6,406,410)	1,752,956
Noncontrolling interest	—	—	2,443	—	2,443

Total equity	1,752,956	5,085,213	1,323,640	(6,406,410)	1,755,399

Total liabilities and equity	$5,394,167	$6,473,047	$2,472,962	$(10,669,387)	$3,670,789

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$114,531	$—	$469,557	$—	$584,088
Accounts receivable, net	269	304,813	464,834	(483,690)	286,226
Inventories, net	—	201,147	107,188	(9,560)	298,775
Prepaid expenses and other current assets	7,203	3,675	22,527	—	33,405
Prepaid taxes	24,006	—	4,869	(29)	28,846
Deferred tax assets	8,659	26,886	5,883	(414)	41,014
Assets held for sale	—	2,738	5,164	—	7,902

Total current assets	154,668	539,259	1,080,022	(493,693)	1,280,256
Property, plant and equipment, net	8,208	149,300	94,404	—	251,912
Goodwill	—	1,001,353	437,189	—	1,438,542
Intangibles assets, net	—	711,962	167,825	—	879,787
Investments in affiliates	5,244,275	922,208	20,327	(6,184,802)	2,008
Deferred tax assets	65,400	—	2,387	(67,509)	278
Other assets	42,183	2,534,124	164,662	(2,669,649)	71,320

Total assets	$5,514,734	$5,858,206	$1,966,816	$(9,415,653)	$3,924,103

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,986	$—	$4,986
Accounts payable	101,907	387,612	64,694	(487,121)	67,092
Accrued expenses	23,208	21,454	29,545	—	74,207
Current portion of contingent consideration	—	3,953	—	—	3,953
Payroll and benefit-related liabilities	24,031	13,867	26,488	—	64,386
Derivative liabilities	633	—	—	—	633
Accrued interest	10,948	—	12	—	10,960
Income taxes payable	—	—	21,113	(29)	21,084
Current liability for uncertain tax positions	—	—	22,656	—	22,656
Deferred tax liabilities	—	—	1,465	(415)	1,050

Total current liabilities	160,727	426,886	170,959	(487,565)	271,007
Long-term borrowings	954,809	—	—	—	954,809
Deferred tax liabilities	—	433,078	55,264	(67,509)	420,833
Pension and other postretirement benefit liabilities	145,533	34,034	15,417	—	194,984
Noncurrent liability for uncertain tax positions	12,678	18,437	30,573	—	61,688
Other liabilities	2,260,399	5,583	443,875	(2,671,858)	37,999

Total liabilities	3,534,146	918,018	716,088	(3,226,932)	1,941,320
Total common shareholders’ equity	1,980,588	4,940,188	1,248,533	(6,188,721)	1,980,588
Noncontrolling interest	—	—	2,195	—	2,195

Total equity	1,980,588	4,940,188	1,250,728	(6,188,721)	1,982,783

Total liabilities and equity	$5,514,734	$5,858,206	$1,966,816	$(9,415,653)	$3,924,103

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(123,496)	$179,665	$82,963	$139,132

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(6,952)	(26,238)	(12,902)	(46,092)
Proceeds from sales of businesses and assets, net of cash sold	4,301	45,149	17,155	66,605
Payments for businesses and intangibles acquired, net of cash acquired	—	(59,334)	(3,293)	(62,627)
Investments in affiliates	(80)	—	—	(80)

Net cash (used in) provided by investing activities from continuing operations	(2,731)	(40,423)	960	(42,194)

Cash Flows from Financing Activities of Continuing Operations:
Decrease in notes payable and current borrowings	—	(421)	(285)	(706)
Proceeds from stock compensation plans	7,714	—	—	7,714
Dividends	(41,661)	—	—	(41,661)
Intercompany transactions	179,626	(140,722)	(38,904)	—

Net cash provided by (used in) financing activities from continuing operations	145,679	(141,143)	(39,189)	(34,653)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(10,729)	4,252	—	(6,477)
Net cash used in investing activities	—	(2,351)	—	(2,351)

Net cash (used in) provided by discontinued operations	(10,729)	1,901	—	(8,828)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,716)	(2,716)

Net increase in cash and cash equivalents	8,723	—	42,018	50,741
Cash and cash equivalents at the beginning of the period	114,531	—	469,557	584,088

Cash and cash equivalents at the end of the period	$123,254	$—	$511,575	$634,829

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 25, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(94,929)	$88,058	$67,091	$60,220

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(164)	(18,025)	(9,119)	(27,308)
Proceeds from sales of businesses and assets, net of cash sold	—	62,044	38,861	100,905
Payments for businesses and intangibles acquired, net of cash acquired	—	(30,570)	—	(30,570)

Net cash (used in) provided by investing activities from continuing operations	(164)	13,449	29,742	43,027

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	515,000	—	—	515,000
Repayment in long-term borrowings	(455,800)	—	—	(455,800)
Debt and equity issuance and amendment costs	(18,510)	—	—	(18,510)
Proceeds from stock compensation plans	32,930	—	—	32,930
Dividends	(41,278)	—	—	(41,278)
Intercompany transactions	195,311	(106,719)	(88,592)	—

Net cash provided by (used in) financing activities from continuing operations	227,653	(106,719)	(88,592)	32,342

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(3,199)	6,681	25,064	28,546
Net cash used in investing activities	(3)	(253)	(1,741)	(1,997)

Net cash (used in) provided by discontinued operations	(3,202)	6,428	23,323	26,549

Effect of exchange rate changes on cash and cash equivalents	—	—	1,109	1,109

Net increase in cash and cash equivalents	129,358	1,216	32,673	163,247
Cash and cash equivalents at the beginning of the period	22,632	—	185,820	208,452

Cash and cash equivalents at the end of the period	$151,990	$1,216	$218,493	$371,699

Note 16 — Divestiture-related activities

When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Gain on sales of businesses and assets. In the second quarter of 2012, the Company sold a building, with a net book value of zero, that had been classified as an asset held for sale and realized a gain of approximately $0.3 million.

Discontinued Operations

The Company has recorded $0.9 million and $1.1 million of expense during the three and nine months ended September 30, 2012, respectively, associated with retained liabilities related to businesses that have been divested.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 26, 2012, the Company completed the sale of the orthopedic business of its OEM Segment to Tecomet for $45.0 million in cash and realized a loss of $25 thousand, net of tax, from the sale of the business.

On December 2, 2011, the Company completed the sale of its business units that design, engineer and manufacture air cargo systems and air cargo containers and pallets to a subsidiary of AAR CORP. for $280.0 million in cash and realized a gain of $126.8 million, net of tax, from the sale. In the second quarter of 2012, the Company received an additional $16.8 million in proceeds as a working capital adjustment pursuant to the terms of the agreement related to the sale of the business, which resulted in recognition of an additional gain on sale of $2.2 million, net of tax. These business units represented the sole remaining businesses in the Company’s former Aerospace Segment.

On March 22, 2011, the Company completed the sale of its marine business to an affiliate of H.I.G. Capital, LLC for consideration of $123.1 million (consisting of $103.1 million in cash, plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities related to the marine business). Net assets transferred to the buyer in the sale included $1.5 million of cash, resulting in net cash proceeds to the Company of $101.6 million. The Company realized a gain of $57.3 million, net of tax benefits, from the sale of the business. As a result of the disposition, the Company realized accumulated losses from pension and postretirement obligations of approximately $8.4 million and cumulative translation gains of approximately $33.4 million as part of the gain on sale, resulting in a net change of approximately $25.0 million in accumulated other comprehensive income. In September of 2012, the $4.5 million subordinated promissory note plus related accrued interest of $0.7 million was paid by the buyer. The marine business consisted of the Company’s businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances. The marine business represented the sole remaining business in the Company’s former Commercial Segment.

The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in thousands)
Net revenues	$2,789	$66,140	$16,616	$225,033
Costs and other expenses	3,582	51,548	17,093	201,593
Goodwill impairment(1)	—	—	9,700	—
Gain (loss) on disposition(2)	(38)	(4)	2,226	52,265

Income (loss) from discontinued operations before income taxes	(831)	14,588	(7,951)	75,705
Provision for income taxes(3)	1,690	3,444	(1,668)	(3,522)

Income (loss) from discontinued operations	(2,521)	11,144	(6,283)	79,227
Less: Income from discontinued operations attributable to noncontrolling interest	—	125	—	443

Income (loss) from discontinued operations attributable to common shareholders	$(2,521)	$11,019	$(6,283)	$78,784

(1)	During nine months ended September 30, 2012, the Company recognized a non-cash goodwill impairment charge of $9.7 million to adjust the carrying value of the orthopedic business to its estimated fair value.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The $2.2 million pre-tax gain on disposition during the nine months ended September 30, 2012 primarily reflects the gain recognized on the working capital adjustment related to the sale of the cargo systems and cargo container businesses.
(3)	The provision for income taxes for the three months ended September 30, 2012 was impacted unfavorably by the realization of an expense associated with US matters relating to prior years. In addition to the aforementioned item, the provision for income taxes for the nine months ended September 30, 2012 was impacted favorably by the realization of a tax benefit on impairment of goodwill. The provision for income taxes for the nine months ended September 25, 2011 was impacted favorably by the realization of net tax benefits resulting from the resolution (including the expiration of statutes of limitation) of U.S. federal, state, and foreign tax matters relating to prior years and was further impacted favorably because taxes on the sale of the marine business were incurred at a rate that was significantly lower than the statutory tax rate.

Net assets and liabilities of the discontinued operations sold in 2012 were comprised of the following:

(Dollars in thousands)
Net assets	$46,209
Net liabilities	(1,457)

$44,752

Note 17 — Subsequent event

On October 23, 2012, the Company acquired substantially all of the assets of LMA International N.V., a global provider of laryngeal masks with a portfolio of innovative products used extensively in anesthesia and emergency care. The Company paid $292.2 million in cash as initial consideration for the business.

On October 23, 2012, in a separate transaction, the Company also acquired the LMA branded laryngeal mask supraglottic airway business and certain other products in the United Kingdom, Ireland and Channel Islands from the shareholders of Intravent Direct Limited and affiliates for $19.9 million in cash. These acquisitions complement the anesthesia product portfolio in the Company’s Critical Care division.

The Company has incurred $1.8 million and $2.2 million in transaction costs for the three and nine months ended September 30, 2012, respectively, related to these acquisitions.

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

Over the past several years we have evolved into a pure-play medical technology company. Through an extensive acquisition and divestiture program, we significantly changed the composition of our portfolio of businesses, expanding our presence in the medical technology industry, while divesting all of our businesses serving the aerospace and commercial markets. These divestitures included the sale of our cargo systems and container businesses, a part of our former Aerospace Segment, on December 2, 2011 and the sale of our marine business, a part of our former Commercial Segment, on March 22, 2011. The cargo systems, cargo container and marine businesses are classified as discontinued operations in our 2011 condensed consolidated financial statements incorporated by reference herein.

We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies through:

•	the development of new products and product line extensions;

•	the investment in new technologies and broadening their applications;

•	the expansion of the use of our products in existing markets, as well as in new geographic markets;

•	leveraging our direct sales force and distribution network with new products, manufacturing and distribution facility rationalization and achieving economies of scale as we continue to expand; and

•

the potential broadening of our product portfolio through select acquisitions, licensing arrangements and partnerships that enhance, extend or expedite our development initiatives or our ability to increase our market share.

During 2012, we completed four late-stage, innovative technology acquisitions to help position us for future growth. We also sold the orthopedics business line of our OEM Segment. See Note 3 to the condensed consolidated financial statements included in this report for a discussion of the acquisitions and see Note 16 to the condensed consolidated financial statements included in this report for a discussion of the disposition.

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

Change in Reporting Segments and Business Unit Structure

Effective January 1, 2012, we changed our segment reporting from a single reportable segment to four reportable segments. Three of which are geographically based. As initially changed, the three geographic segments were North America, EMEA (representing our operations in Europe, the Middle East and Africa) and AJLA (representing our Asian and Latin American operations). The fourth reportable segment is comprised of our OEM business. In addition, in the first quarter of 2012, we changed the number of our reporting units. In 2011, we had six reporting units comprised of North America, EMEA, OEM, Japan, Asia Pacific and Latin America. In 2012, in addition to establishing a new North America segment, we established five reporting units in that segment: Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. Due to the change in the reporting unit structure in North America, we were required to conduct a goodwill impairment test with respect to each of the North American reporting units in the first quarter of 2012, and determined that the goodwill of three of the reporting units was impaired. As a result, we recorded a goodwill impairment charge of $332 million in the first quarter of 2012. See Note 5 to the condensed consolidated financial statements included in this report for a discussion of the goodwill impairment. The impairment charge does not reflect any significant business change or any change in our expectations regarding the future operating results or liquidity of the North American segment. Rather, it is attributable to the creation of five new reporting units out of the North American reporting unit. In the fourth quarter of 2011, we determined the fair value of the North American reporting unit exceeded its carrying value, and thus there was no further analysis to determine if there was an impairment of goodwill. In the first quarter of 2012, we determined the relative fair values of each reporting unit and allocated the goodwill assigned to the North American reporting unit to each of the new reporting units based on relative fair value. We subsequently allocated all assets and liabilities other than goodwill to the reporting unit based on specific identification and the reporting unit’s respective operating activities. The resulting allocation of the carrying amounts was different from the allocation of the relative fair value. Accordingly, while there was very little change in the total fair value and carrying value of the sum of the five reporting units compared to the North American reporting unit, the relative values were different for each of the five new reporting units. For some reporting units the fair value exceeded the carrying value, and in other situations the carrying value exceeded fair value of the reporting unit, which resulted in further analysis to determine the implied fair value of the goodwill and the resulting impairment charge. This charge was primarily attributable to the fact that the fair value of assets other than goodwill increased which results in a decrease in the assumed fair value of goodwill.

During the third quarter of 2012, due to changes in our management and internal reporting structure, our Latin America operations were moved from the AJLA Segment into the North America Segment. As a result of this change, the North America Segment is now referred to as the Americas Segment and the AJLA Segment is now referred to as the Asia Segment. The change did not affect our reporting unit structure. All prior comparative periods have been restated to reflect this change. See Note 14 to the condensed consolidated financial statements included in this report for a discussion of the segments.

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

In our Annual Report on Form 10-K for the year ended December 31, 2011, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions. We are including expanded disclosure below regarding our accounting for the allowance for doubtful accounts, which entails critical accounting estimates, to provide more detail regarding procedures and uncertainties relating to the allowance.

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

In light of the disruptions in global economic markets that began in the fourth quarter of 2008 and have continued through 2012, we have instituted enhanced measures to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts. Such measures include, among others, monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer problems. In addition, for some of our non-government customers, we have instituted measures designed to reduce our risk exposures, including issuing dunning letters, reducing credit limits, requiring that payments accompany orders and instituting legal action with respect to delinquent accounts. With respect to government customers, we evaluate receivables for potential collection risks associated with the availability of government funding and reimbursement practices.

Some of our customers, particularly in Europe, have extended or delayed payments for products and services already provided. Collectability concerns regarding our accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal, is the primary cause for the increase in the allowance. If the financial condition of these customers or the healthcare systems in these countries continue to deteriorate such that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. Our allowance for doubtful accounts was $7.8 million at September 30, 2012 and $6.5 million at December 31, 2011 which was 2.7% and 2.3%, respectively, of gross accounts receivable. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary.

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

Net Revenues

Information regarding net revenues by product group is provided in the following table.

	Three Months Ended		% Increase/ (Decrease)
	September 30, 2012	September 25, 2011	Constant Currency(1)	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$244.1	$245.2	4.5	(4.9)	(0.4)
Surgical Care	69.6	66.0	10.1	(4.7)	5.4
Cardiac Care	17.2	18.1	1.6	(6.4)	(4.8)
OEM	36.9	33.2	13.0	(2.0)	11.0
Other	0.3	0.2	9.2	(11.0)	(1.8)

Total net revenues	$368.1	$362.7	6.2	(4.7)	1.5

	Nine Months Ended		% Increase/ (Decrease)
	September 30, 2012	September 25, 2011	Constant Currency(1)	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$754.4	$735.9	6.1	(3.6)	2.5
Surgical Care	214.8	203.9	8.9	(3.6)	5.3
Cardiac Care	57.7	57.9	4.3	(4.7)	(0.4)
OEM	104.6	90.8	16.7	(1.6)	15.1
Other	0.5	1.0	(35.3)	(6.6)	(41.9)

Total net revenues	$1,132.0	$1,089.5	7.4	(3.5)	3.9

(1)

Constant currency is a non-GAAP financial measure that measures the change in net revenues between current and prior year periods by excluding the impact of translating the results of international subsidiaries at different currency exchange rates from period to period. The constant currency increase/decrease percentage is calculated by translating the prior year period’s local currency net revenues into an amount reflecting the current year period’s foreign currency exchange rates and calculating the percentage difference between net revenues for the current year period and net revenues for the prior year period, as so translated. Management believes this measure is useful to investors because it eliminates items that do not reflect our day-to-day operations. In addition, management uses this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and to assist in our evaluation of period-to-period comparisons. This financial measure may not be comparable to similarly titled measures used by other companies, is presented in addition to results presented in accordance with GAAP and should not be relied upon as a substitute for GAAP financial measures.

Net revenues for the three months ending September 30, 2012 increased 1.5% to $368.1 million from $362.7 million for the three months ending September 25, 2011. The increase in net revenues was largely due to higher volume ($12.0 million), reflecting core growth, mostly in Asia, OEM and EMEA, price increases (approximately $4.5 million) across all segments and new products (approximately $5.5 million) in North America, EMEA and OEM. These increases were largely offset by a $17.0 million unfavorable impact of foreign currency exchange rates in 2012. Net revenues for the nine months ending September 30, 2012 increased 3.9% to $1,132.0 million from $1,089.5 million for the nine months ending September 25, 2011. The $42.5 million increase in net revenues was largely due to higher volume (approximately $53.7 million), which benefited from six additional days in the 2012 fiscal period compared to the 2011 period and core growth in all segments, price increases (approximately $12.9 million) across all segments and new products (approximately $14.4 million) in North America, EMEA and OEM. These increases were partly offset by a $37.6 million unfavorable impact of foreign currency exchange rates in 2012.

Critical Care net revenues for the three months ending September 30, 2012 were $244.1 million, a decrease of 0.4% over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 4.5% over the corresponding prior year period. The increase in net revenues was due to higher sales of respiratory, urology, anesthesia and vascular access products. Critical Care net revenues for the nine month period ending September 30, 2012 were $754.4 million, an increase of 2.5% over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 6.1% over the corresponding prior year period. The increase in net revenues was due to higher sales of vascular access, anesthesia, urology and respiratory products.

Surgical Care net revenues for the three months ending September 30, 2012 were $69.6 million, an increase of 5.4% compared to the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 10.1% over the corresponding prior year period. The increase in net revenues was due to higher sales of ligation, closure and general surgical instruments products, partially offset by a decline in sales of chest drainage products. Surgical Care net revenues for the nine month period ending September 30, 2012 were $214.8 million, an increase of 5.3% over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 8.9% over the corresponding prior year period. The increase in net revenues was due to higher sales of ligation, general surgical instruments and closure products.

Cardiac Care net revenues for the three months ending September 30, 2012 were $17.2 million, a decrease of 4.8% compared to the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 1.6% compared to the corresponding prior year period. The increase in net revenues was due to higher sales of intra-aortic balloon pumps, partially offset by a decline in sales of intra-aortic balloon catheters. Cardiac Care net revenues for the nine months ending September 30, 2012 were $57.7 million, a 0.4% decrease over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 4.3% over the corresponding prior year period. The increase in net revenues was due to higher sales of intra-aortic pumps and catheters.

OEM net revenues for the three months ending September 30, 2012 were $36.9 million, an increase of 11.0% compared to the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 13.0% over the corresponding prior year period. The increase in net revenues was due to higher sales of specialty suture and catheter fabrication products. OEM net revenues for the nine months ending September 30, 2012 were $104.6 million, an increase of 15.1% over the corresponding prior year period. Excluding the impact of foreign currency exchange rates, net revenues increased 16.7% over the corresponding prior year period. The increase in net revenues was due to higher sales of specialty suture and catheter fabrication products.

Gross profit

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in millions)
Gross profit	$180.6	$175.6	$549.0	$519.0
Percentage of sales	49.1%	48.4%	48.5%	47.6%

For the three and nine month periods ending September 30, 2012, gross profit as a percentage of revenues increased 0.7% and 0.9%, respectively, compared to the corresponding periods of 2011. The increase in the three month period is primarily due to price increases in all segments and lower manufacturing costs in North America, partly offset by the unfavorable impact of foreign currency exchange rates. The increase in the nine month period is primarily due to price increases in all segments and lower manufacturing costs in North America, partly offset by the unfavorable impact of foreign currency exchange rates and inventory write-offs for excess and slow moving product and damaged product in Asia (approximately $4.9 million).

Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in millions)
Selling, general and administrative	$114.9	$101.6	$333.0	$313.1
Percentage of sales	31.2%	28.0%	29.4%	28.7%

Selling, general and administrative expenses as a percentage of revenues for the three months ending September 30, 2012, increased 3.2% compared to the corresponding period in 2011, primarily due to a $7.6 million loss on foreign currency forward exchange contracts entered into in anticipation of the acquisition of substantially all of the assets of LMA International N.V. (“LMA”), higher general and administrative costs ($4.6 million) across all segments for employee related costs, incremental operating costs associated with the businesses acquired ($2.6 million), acquisition related costs ($2.3 million) and higher selling costs ($1.9 million) driven by the increased revenue volumes and support of new products. These increases were partly offset by favorable foreign currency exchange rates ($4.2 million). In addition, 2011 expenses included an increase in the valuation allowance against the zero coupon Greek government bonds ($1.5 million) that we received in 2011 in settlement of trade receivables due to us from sales to the public hospital system in Greece (the “Greek Bonds”). We sold all of the Greek Bonds in 2011 and January of 2012.

Selling, general and administrative expenses as a percentage of revenues for the nine months ending September 30, 2012, increased 0.7% compared to the corresponding period in 2011, primarily due to a $7.6 million loss on foreign currency forward exchange contracts entered into in anticipation of the acquisition of substantially all of the assets of LMA, higher general and administrative costs ($14.3 million) across all segments, principally on higher employee related costs, incremental operating costs associated with the businesses acquired ($3.1 million), acquisition related costs ($2.9 million) and higher selling costs ($6.4 million) and marketing costs ($1.5) driven by the increased revenue volumes and support of new products. These increases were partly offset by favorable foreign currency exchange rates ($9.4 million). In addition, 2011 expenses included increases in the valuation allowance with respect to the Greek Bonds ($2.8 million); approximately $2.0 million of net separation costs for our former CEO (comprised of $5 million of payments under his employment agreement, less approximately $3 million of stock option and restricted share forfeitures) and increases in litigation reserves ($1.7 million).

During the third quarter of 2012, we entered into forward exchange contracts for Singapore dollars and US dollars in anticipation of the acquisition of substantially all of the assets of LMA. In accordance with FASB guidance, a forecasted transaction is not eligible for hedge accounting if the forecasted transaction involves a business combination. Therefore, gains and losses relating to this arrangement were recognized as incurred. We realized a pre-tax loss of $7.6 million upon settlement of the forward exchange contracts. For additional information regarding the forward exchange contracts and the acquisition of LMA, see Note 8 and Note 17 to our condensed consolidated financial statements included in this report.

Research and development

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in millions)
Research and development	$14.8	$12.3	$40.0	$35.8
Percentage of sales	4.0%	3.4%	3.5%	3.3%

The increase in research and development expenses for the three and nine month periods ending September 30, 2012, compared to the corresponding periods of 2011, principally reflects increased investments related to vascular products in North America and continued investment in the new technologies obtained in the second quarter of 2012 through acquisitions.

Interest expense

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in millions)
Interest expense	$18.5	$19.2	$54.9	$51.1
Average interest rate on debt	4.1%	5.5%	4.2%	5.2%

The decrease in interest expense for the three month period ending September 30, 2012, compared to the corresponding period of 2011, is due to a reduction of approximately $26 million in average outstanding debt and lower average interest rates on debt. The increase in interest expense for the nine month period ending September 30, 2012, compared to the corresponding period of 2011, is due to higher average outstanding debt of approximately $24 million, partly offset by lower average interest rates on debt.

Loss on extinguishments of debt

During the nine months ended September 25, 2011, we recorded losses on the extinguishment of debt of $15.4 million as a result of the prepayment, in the first quarter of 2011, of our Senior Notes issued in 2004 (the “2004 Notes”) and our repayment, in the second quarter of 2011, of $125 million in term loan borrowings under our senior credit facility. In connection with the prepayment of our 2004 Notes, we recognized debt extinguishment costs of approximately $14.6 million relating to the payment of a “make-whole” prepayment premium of $13.9 million paid to the holders of the 2004 Notes and the write-off of $0.7 million of unamortized debt issuance costs incurred prior to the prepayment of the 2004 Notes. In the second quarter of 2011, we recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in connection with the $125 million repayment of the term loan borrowing.

Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Effective income tax rate	22.8%	23.5%	(1.4)%	23.0%

The effective income tax rate for the three months and nine months ended September 30, 2012 was 22.8% and (1.4)%, respectively, compared to 23.5% and 23.0% for the three months and nine months ended September 25, 2011, respectively. The decrease in the effective tax rate for the nine months ended September 30,

2012 was impacted by our ability to deduct only $45 million of the $332 million goodwill impairment charge recorded in the first quarter of 2012. Accordingly, the reduction in the tax rate for the nine months ended September 30, 2012 reflects our ability to realize only a limited tax benefit related to this charge.

Restructuring and other impairment charges

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(Dollars in millions)
Restructuring and other impairment charges	$1.1	$(0.2)	$0.1	$3.6

During the three months ended September 30, 2012, we incurred restructuring charges of $1.1 million primarily related to the consolidation of our North American warehouses. During the nine months ended September 30, 2012, we incurred restructuring charges of approximately $2.1 million for termination benefit costs, facility closure costs and contract termination costs, of which, $1.3 million related to the consolidation of our North American warehouses. These charges were almost entirely offset by a reversal of approximately $2.0 million of contract termination costs related to a settlement of a dispute involving the termination of a European distributor agreement that was established in connection with our acquisition of Arrow International Inc. in 2007.

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

Segment Reviews

	Three Months Ended			Nine Months Ended
	September 30, 2012	September 25, 2011	% Increase/ (Decrease)	September 30, 2012	September 25, 2011	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$169.7	$167.4	1.4	$526.7	$503.4	4.6
EMEA	116.0	127.0	(8.7)	377.5	390.3	(3.3)
Asia	45.5	35.1	29.8	123.2	105.0	17.4
OEM	36.9	33.2	11.0	104.6	90.8	15.1

Segment net revenues	$368.1	$362.7	1.5	$1,132.0	$1,089.5	3.9

Americas	$17.5	$21.5	(18.8)	$65.0	$63.7	2.0
EMEA	5.3	20.9	(74.6)	46.7	56.0	(16.5)
Asia	18.7	12.3	52.7	41.5	34.6	20.0
OEM	9.4	7.0	33.6	22.9	15.8	44.3

Segment operating profit(1)	$50.9	$61.7	(17.5)	$176.1	$170.1	3.5

(1)	See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our consolidated income/(loss) from continuing operations before interest, loss on extinguishments of debt and taxes.

The following is a discussion of our segment operating results.

Comparison of the three months and nine months ended September 30, 2012 and September 25, 2011

Americas

Americas net revenues for the three months ending September 30, 2012, increased 1.4% compared to the corresponding period in 2011. The increase was primarily due to new product sales ($3.3 million), primarily in Vascular and price increases, partly offset by lower volumes. Americas net revenues for the nine months ending September 30, 2012, increased 4.6% compared to the corresponding period in 2011. The increase was due to higher volume of approximately $13.0 million, which benefited from six additional days in the 2012 fiscal period compared to 2011, price increases, primarily in Surgical and Vascular, and new product sales, primarily in Vascular and Anesthesia/Respiratory.

Americas segment operating profit for the three month period ending September 30, 2012 decreased 18.8% compared to the corresponding period in 2011. The decrease was primarily due to higher general and administrative expenses, largely due to employee related costs, increased Research and Development costs ($2.9 million) largely associated with the continued investment in new technologies obtained in the second quarter of 2012 through acquisitions and incremental operating costs associated with the businesses acquired ($2.5 million). The decreases were partly offset by lower manufacturing costs and higher revenues. Americas segment operating profit for the nine period ending September 30, 2012 increased 2.0% compared to the corresponding period in 2011. The increase reflects the favorable impact of higher net revenues and lower manufacturing costs. These increases were partly offset by higher general and administrative expenses, largely due to employee related costs, increased research and development costs ($6.3 million), including costs associated with the new technologies obtained in the second quarter of 2012 through acquisitions ($2.7 million), higher sales and marketing expenses (approximately $4.8 million), primarily in support of new products and the technologies obtained in the second quarter of 2012 through acquisitions, and incremental operating expenses associated with the businesses acquired ($2.9 million).

EMEA

EMEA net revenues for the three months ending September 30, 2012, decreased 8.7% compared to the corresponding period in 2011. The decrease reflects the unfavorable impact of foreign currency exchange rates (approximately $15.0 million), partly offset by higher volumes, new products and price increases. EMEA net revenues for the nine months ending September 30, 2012 decreased 3.3% compared to the corresponding period in 2011. The decrease reflects the unfavorable impact of foreign currency exchange rates (approximately $33.7 million). The foreign currency exchange rate impact was partly offset by higher volume of approximately $16.8 million, which benefited from six additional days in the 2012 fiscal period compared to 2011, new product sales and price increases.

EMEA segment operating profit for the three month period ending September 30, 2012, decreased 74.6% compared to the corresponding period in 2011. The decrease was primarily due to a loss on foreign currency forward exchange contracts entered into in anticipation of the acquisition of substantially all of the assets of LMA, higher manufacturing costs and the unfavorable impact of foreign currency exchange rates, partly offset by higher revenues. EMEA segment operating profit for the nine month period ending September 30, 2012, decreased 16.5% compared to the corresponding period in 2011. The decrease was primarily due to a loss on foreign currency forward exchange contracts entered into in anticipation of the acquisition of substantially all of the assets of LMA, higher manufacturing costs and the unfavorable impact of foreign currency exchange rates, partly offset by higher revenues. In addition, EMEA segment operating profit in 2011 included an increase in the valuation allowance related to the Greek Bonds.

Asia

Asia net revenues for the three months ending September 30, 2012, increased 29.8% compared to the corresponding period in 2011. The increase was due to higher volume, mostly due to sales growth in the Asia

Pacific region, particularly in China and Singapore, and price increases, partly offset by the unfavorable impact of foreign currency exchange rates. Asia net revenues for the nine months ending September 30, 2012, increased 17.4% compared to the corresponding period in 2011. The increase was due to higher volume of approximately $16.4 million, mostly due to sales growth in the Asia Pacific region, particularly in China and Singapore, and six additional days in the 2012 fiscal period compared to 2011, and price increases, partly offset by the unfavorable impact of foreign currency exchange rates.

Asia segment operating profit for the three and nine month periods ending September 30, 2012, increased 52.7% and 20.0%, respectively, compared to the corresponding periods in 2011. The increase in the three month period is due to the increase in revenues, partly offset by higher manufacturing costs. The increase in the nine month period is due to the increase in revenues, partly offset by inventory write-offs for excess, slow moving and damaged product (approximately $4.9 million).

OEM

OEM net revenues for the three months ending September 30, 2012, increased 11.0% compared to the corresponding period in 2011. The increase was due to higher volume, higher capacity as a result of plant expansions, new products and price increases. OEM net revenues for the nine months ending September 30, 2012, increased 15.1% compared to the corresponding period in 2011. The increase was due to higher volume of approximately $7.5 million, which benefited from core growth and six additional days in the 2012 fiscal period compared to 2011, new products and price increases.

OEM segment operating profit for the three months ending September 30, 2012, increased 33.6% compared to the corresponding period in 2011. The increase reflects the higher net revenues and lower manufacturing costs. OEM segment operating profit for the nine months ending September 30, 2012, increased 44.3% compared to the corresponding period in 2011. The increase reflects the higher net revenues and lower manufacturing costs, partly offset by higher general and administrative costs.

Liquidity and Capital Resources

Cash Flows

Operating activities from continuing operations provided net cash of approximately $139.1 million during the first nine months of 2012 compared to $60.2 million during the first nine months of 2011. The $78.9 million increase is primarily due to favorable year-over-year changes in working capital items, primarily accounts receivable (favorable year-over-year by $42.9 million), inventory (favorable year-over-year by $37.0 million) and prepaid expenses and other current assets (favorable year-over-year by $17.6 million). The year-over-year improvement in working capital from accounts receivable reflects a significant collection of receivables from the Spanish government (approximately $17.5 million) during the second quarter of 2012, largely offset by higher net revenues in 2012 in the Americas and EMEA. The comparatively unfavorable change in accounts receivable in 2011 reflected the effect of the termination of a factoring agreement in Italy (approximately $21.7 million) and a slowdown in collections particularly in Italy, Spain and Greece (approximately $14.0 million). The year-over-year improvement in working capital from inventories reflects a build-up of inventory in 2011 and inventory write-offs for excess, slow moving and damaged product in Asia in 2012. The 2011 increase in inventory reflected a planned worldwide build-up of inventory (approximately $40.5 million) primarily to improve service levels by accelerating fulfillment of customer orders. The inventory increases in 2011 also included a $12.8 million increase in the Asia Pacific region to stock a new distribution facility in Singapore. The year-over-year improvement in working capital from prepaid expenses and other current assets primarily reflects the collection of outstanding VAT claims in 2012; these claims were outstanding in 2011. These favorable year-over-year comparisons were partly offset by a $7.7 million non-cash adjustment to income taxes receivable and payable, net, as a result of the settlement of foreign tax audits in 2012 and a reduction in deferred tax liability associated with potential future repatriation of non-permanently reinvested foreign earnings in 2012.

We currently do not foresee any difficulties in meeting our cash requirements or accessing credit as needed in the next twelve months. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, in light of the ongoing volatility in the domestic and global financial markets, we continue to monitor our credit risk related to countries affected by the sovereign debt issues in Europe, particularly Italy, Spain, Portugal and Greece. As of September 30, 2012, our net receivables from publicly funded hospitals in these countries were $70.6 million compared to $75.5 million as of September 25, 2011. For the nine month periods ending September 30, 2012 and September 25, 2011, net revenues from Italy, Spain, Portugal and Greece were approximately 9% and 10%, respectively, of our total net revenues. As of September 30, 2012 and December 31, 2011, net trade receivables from these countries were approximately 38% of our consolidated accounts receivable, net. If global economic conditions deteriorate, we may experience delays in customer payments and reductions in customer purchases. Moreover, we may incur higher credit losses related to the public hospital systems in these countries, which could have a material adverse effect on our results of operations and cash flows during the remainder of 2012 and in future years.

We completed four acquisitions during the second quarter of 2012, consisting of two asset purchases and two stock purchases. The aggregate fair value of the consideration paid was approximately $111.6 million, which includes initial consideration of approximately $55.8 million and contingent consideration arrangements related to the businesses acquired, which were valued at $55.8 million. The aggregate amount of actual contingent consideration could be up to $90 million. We allocated the fair value of the $111.6 consideration paid to assets acquired of $126.8 million, net of liabilities assumed of $15.2 million. The assets acquired included intangibles for technology, in-process research and development and goodwill, aggregating approximately $121.4 million. See Note 3 to the condensed consolidated financial statements included in this report for a discussion of the acquisitions.

Net cash used in investing activities from continuing operations was $42.2 million during the first nine months of 2012 reflecting payments for businesses acquired of $62.6 million and capital expenditures of $46.1 million, partly offset by the proceeds from sales of businesses and assets of $66.6 million. The payments for businesses acquired includes the aggregate initial consideration we paid in connection with the acquisitions and approximately $6.9 million for contingent consideration payments related to our acquisitions of VasoNova, Inc. (“VasoNova”) in 2011 and Axiom Technology Partners LLC in 2012. The proceeds from sales of businesses and assets includes $45.0 million from the sale of the orthopedic business, $16.8 million that we received as a working capital adjustment pursuant to the terms of the agreement related to the sale of the cargo systems and container businesses of our former Aerospace Segment, $4.5 million from the payment of a subordinated promissory related to the sale of the marine business of our former Commercial Segment and proceeds of $0.3 million from the sale of a building. During the first nine months of 2011, investing activities from continuing operations provided net cash of $43.0 million. In 2011, we received net cash proceeds of approximately $100.9 million from the sale of our marine business, partly offset by payments in connection with our acquisition of VasoNova for $30.6 million and capital expenditures of $27.3 million. The $30.6 million paid for the acquisition of VasoNova included the initial payment of $25.0 million plus a $6.0 million contingent payment made to the former VasoNova security holders upon receiving 510(k) clearance from the U.S. Food and Drug Administration related to a VasoNova product, less a hold back fee and cash in the business obtained in the acquisition. The increase in capital expenditures reflects plant expansion activities in OEM and increased investments in information technology systems.

Net cash used in financing activities from continuing operations was $34.7 million in the first nine months of 2012, primarily due to dividend payments of $41.7 million, partly offset by $7.7 million in proceeds from the exercise of outstanding stock options issued under our stock compensation plans, compared to net cash provided by financing activities from continuing operations of $32.3 million in 2011. In 2011, we received proceeds from borrowings of $515 million, including the issuance of $250.0 million of 6.875% Senior Subordinated Notes. This additional indebtedness was partially offset by repayments of outstanding debt totaling $455.8 million, including the prepayment of the 2004 Notes totaling $165.8 million and the repayment of $125.0 million under our senior credit facility. We incurred debt extinguishment costs of $18.5 million associated with repayments of these amounts (including the related make whole payments to the holders of the 2004 Notes and related fees). We also made dividend payments of $41.3 million and recognized proceeds of $32.9 million from the exercise of outstanding stock options issued under our stock compensation plans.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of consolidated total indebtedness to consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through September 30, 2012, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio

The following table provides our net debt to total capital ratio:

	September 30, 2012	December 31, 2011
	(Dollars in millions)
Net debt includes:
Current borrowings	$4.7	$5.0
Long-term borrowings	962.6	954.8

Total debt	967.3	959.8
Less: Cash and cash equivalents	634.8	584.1

Net debt	$332.5	$375.7

Total capital includes:
Net debt	$332.5	$375.7
Total common shareholders’ equity	1,753.0	1,980.6

Total capital	$2,085.5	$2,356.3

Percent of net debt to total capital	16%	16%

Our senior credit agreement and the indenture under which we issued our 6.875% senior subordinated notes due 2019 contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.5:1 as of the last day of any period of four consecutive fiscal quarters calculated pursuant to the definitions and methodology set forth in the senior credit agreement. Non-recurring, non-cash charges, such as the goodwill impairment charge we recorded in the first nine months of 2012, are excluded from the calculation of these ratios and, therefore, do not affect our compliance with these covenants.

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

Acquisitions

On October 23, 2012, we acquired substantially all of the assets of LMA International N.V., a global provider of laryngeal masks with a portfolio of innovative products used extensively in anesthesia and emergency care. We paid $292.2 million in cash as initial consideration for the business.

On October 23, 2012, in a separate transaction, we also acquired the LMA branded laryngeal mask supraglottic airway business and certain other products in the United Kingdom, Ireland and Channel Islands from the shareholders of Intravent Direct Limited and affiliates for $19.9 million in cash. These acquisitions complement the anesthesia product portfolio in our Critical Care division.

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

Item 1A.    Risk Factors

There have been no significant changes in risk factors for the quarter ended September 30, 2012. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

12.1	—	Computation of ratio of earnings to fixed charges.

31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

32.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

101.1	—	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 25, 2011; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 25, 2011; (iii) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 25, 2011; (v) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and September 25, 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  October 31, 2012