Form 10-Q
period 2013-03-31
TELEFLEX INC
filed 2013-04-30
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The registrant had 41,111,004 shares of common stock, $1.00 par value, outstanding as of April 19, 2013.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars and shares in thousands, except per share)
Net revenues	$411,877	$380,567
Cost of goods sold	211,357	196,453

Gross profit	200,520	184,114
Selling, general and administrative expenses	126,950	112,136
Research and development expenses	15,007	11,553
Goodwill impairment	—	332,128
Restructuring and other impairment charges	9,159	(1,325)

Income (loss) from continuing operations before interest and taxes	49,404	(270,378)
Interest expense	14,193	18,211
Interest income	(157)	(478)

Income (loss) from continuing operations before taxes	35,368	(288,111)
Taxes (benefit) on income (loss) from continuing operations	7,667	(3,998)

Income (loss) from continuing operations	27,701	(284,113)

Operating income (loss) from discontinued operations	(758)	929
Taxes (benefit) on income (loss) from discontinued operations	(296)	324

Income (loss) from discontinued operations	(462)	605

Net income (loss)	27,239	(283,508)
Less: Income from continuing operations attributable to noncontrolling interest	201	227

Net income (loss) attributable to common shareholders	$27,038	$(283,735)

Earnings per share available to common shareholders:
Basic:
Income (loss) from continuing operations	$0.67	$(6.97)
Income (loss) from discontinued operations	(0.01)	0.01

Net income (loss)	$0.66	$(6.96)

Diluted:
Income (loss) from continuing operations	$0.64	$(6.97)
Income (loss) from discontinued operations	(0.01)	0.01

Net income (loss)	$0.63	$(6.96)

Dividends per share	$0.34	$0.34

Weighted average common shares outstanding:
Basic	41,014	40,769
Diluted	43,047	40,769

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$27,500	$(284,340)
Income (loss) from discontinued operations, net of tax	(462)	605

Net income (loss)	$27,038	$(283,735)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in thousands)
Net income (loss)	$27,239	$(283,508)
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax ($(5,815) and $4,213 for the three month periods, respectively)	(26,705)	30,683
Pension and other postretirement benefits plans adjustment, net of tax ($504 and $562 for the three month periods, respectively)	1,090	978
Derivatives qualifying as hedges, net of tax ($104 and $1,408 for the three month periods, respectively)	180	2,460

Other comprehensive income (loss), net of tax	(25,435)	34,121

Comprehensive income (loss)	1,804	(249,387)
Less: comprehensive income attributable to noncontrolling interest	242	305

Comprehensive income (loss) attributable to common shareholders	$1,562	$(249,692)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$306,554	$337,039
Accounts receivable, net	307,020	297,976
Inventories, net	332,820	323,347
Prepaid expenses and other current assets	28,940	28,712
Prepaid taxes	28,711	27,160
Deferred tax assets	45,620	46,882
Assets held for sale	7,836	7,963

Total current assets	1,057,501	1,069,079
Property, plant and equipment, net	300,830	297,945
Goodwill	1,236,876	1,249,456
Intangible assets, net	1,034,589	1,058,792
Investments in affiliates	1,947	2,066
Deferred tax assets	204	296
Other assets	61,780	61,863

Total assets	$3,693,727	$3,739,497

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$4,700	$4,700
Accounts payable	67,383	75,165
Accrued expenses	74,200	65,064
Current portion of contingent consideration	21,931	23,693
Payroll and benefit-related liabilities	60,428	74,586
Accrued interest	9,576	9,418
Income taxes payable	17,221	15,573
Other current liabilities	6,029	6,206

Total current liabilities	261,468	274,405
Long-term borrowings	968,035	965,280
Deferred tax liabilities	409,289	419,266
Pension and postretirement benefit liabilities	159,147	170,946
Noncurrent liability for uncertain tax positions	68,917	68,292
Other liabilities	51,794	59,771

Total liabilities	1,918,650	1,957,960
Commitments and contingencies
Total common shareholders’ equity	1,772,248	1,778,950
Noncontrolling interest	2,829	2,587

Total equity	1,775,077	1,781,537

Total liabilities and equity	$3,693,727	$3,739,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income (loss)	$27,239	$(283,508)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	462	(605)
Depreciation expense	10,153	8,630
Amortization expense of intangible assets	12,438	10,510
Amortization expense of deferred financing costs and debt discount	3,750	3,530
Stock-based compensation	2,791	1,719
In-process research and development impairment	4,494	—
Goodwill impairment	—	332,128
Deferred income taxes, net	476	(12,624)
Other	(12,872)	(3,877)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(16,420)	(19,315)
Inventories	(13,693)	2,372
Prepaid expenses and other current assets	(435)	(1,812)
Accounts payable and accrued expenses	(13,429)	(9,272)
Income taxes receivable and payable, net	1,139	(1,560)

Net cash provided by operating activities from continuing operations	6,093	26,316

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(15,635)	(13,330)
Payments for businesses and intangibles acquired, net of cash acquired	(5,679)	—

Net cash used in investing activities from continuing operations	(21,314)	(13,330)

Cash Flows from Financing Activities of Continuing Operations:
Decrease in notes payable and current borrowings	—	(286)
Proceeds from stock compensation plans	4,326	1,594
Dividends	(13,964)	(13,866)

Net cash used in financing activities from continuing operations	(9,638)	(12,558)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(629)	(2,178)
Net cash used in investing activities	—	(1,699)

Net cash used in discontinued operations	(629)	(3,877)

Effect of exchange rate changes on cash and cash equivalents	(4,997)	10,282

Net (decrease) increase in cash and cash equivalents	(30,485)	6,833
Cash and cash equivalents at the beginning of the period	337,039	584,088

Cash and cash equivalents at the end of the period	$306,554	$590,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2011	42,923	$42,923	$380,965	$1,847,106	$(159,353)	2,183	$(131,053)	$2,195	$1,982,783
Net loss				(283,735)				227	(283,508)
Cash dividends ($0.34 per share)				(13,866)					(13,866)
Other comprehensive income					34,043			78	34,121
Shares issued under compensation plans	33	33	46			(35)	2,131		2,210
Deferred compensation			(10)			(4)	116		106

Balance at April 1, 2012	42,956	$42,956	$381,001	$1,549,505	$(125,310)	2,144	$(128,806)	$2,500	$1,721,846

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2012	43,102	$43,102	$394,384	$1,601,460	$(132,048)	2,130	$(127,948)	$2,587	$1,781,537
Net income				27,038				201	27,239
Cash dividends ($0.34 per share)				(13,964)					(13,964)
Other comprehensive income (loss)					(25,476)			41	(25,435)
Shares issued under compensation plans	79	79	3,173			(49)	2,402		5,654
Deferred compensation			(9)			(1)	55		46

Balance at March 31, 2013	43,181	$43,181	$397,548	$1,614,534	$(157,524)	2,080	$(125,491)	$2,829	$1,775,077

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

In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, our quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain reclassifications of prior year information have been made to conform to the current year’s presentation. In the third quarter of 2012, due to changes in the Company’s management and internal reporting structure, the Company’s Latin America operations were moved from the AJLA Segment into the North America Segment. As a result of this change, the North America Segment is now referred to as the Americas Segment and the AJLA Segment is now referred to as the Asia Segment. The change did not affect the Company’s reporting unit structure. The prior comparative period has been restated to reflect this change. See Note 14 for a discussion of the Company’s segments.

As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

Note 2 — New accounting standards

The Company adopted the following new accounting standard as of January 1, 2013, the first day of its 2013 fiscal year:

Amendment to Comprehensive Income: In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items, on the face of the statement where net income is presented, or in the notes to the financial statements, if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about the effect of the reclassifications. The guidance is effective prospectively for reporting periods beginning after December 15, 2012.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment to Balance Sheet: In January 2013, the FASB issued an amendment to its accounting guidance to clarify the scope of disclosure requirements pertaining to offsetting assets and liabilities mandated by an earlier accounting pronouncement. The amended guidance limited the scope of the required disclosures to derivatives accounted for in accordance with the FASB’s Derivatives and Hedging guidance, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and certain securities borrowing and securities lending transactions, that are offset in the financial statements in accordance with specified accounting guidance or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements are no longer applicable to entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement. The guidance is effective for reporting periods beginning on or after January 1, 2013. The amendment did not have a material impact on the Company’s results of operations, cash flows or financial position.

The Company will adopt the following new accounting standard as of January 1, 2014, the first day of its 2014 fiscal year:

Amendment to Foreign Currency Matters: In March 2013, the FASB issued an amendment which clarified that when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the reporting entity is required to reclassify cumulative foreign currency translation adjustment from accumulated other comprehensive income into the calculation of gain or loss related to that foreign entity. Additionally, the amendment clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition), and that the cumulative translation adjustment should be released into net income upon the occurrence of those events. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The amendment is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3 — Acquisitions

The Company made the following acquisitions during 2012, all of which were accounted for as business combinations:

•

On October 23, 2012, the Company acquired substantially all of the assets of LMA International N.V. (“LMA”), a global provider of laryngeal masks whose products are used in anesthesia and emergency care. The Company paid $292.2 million in cash as initial consideration for the LMA business. On October 23, 2012, in a separate transaction, the Company also acquired the LMA branded laryngeal mask supraglottic airway business and certain other products in the United Kingdom, Ireland and Channel Islands from the shareholders of Intravent Direct Limited and affiliates for $19.9 million in cash. In February 2013, the Company received $1.5 million in cash from the sellers of the LMA business related to a working capital adjustment provided for under the terms of the purchase agreement. These acquisitions complement the anesthesia product portfolio in the Company’s Critical Care division.

•

On June 22, 2012, the Company acquired Hotspur Technologies, a developer of catheter-based technologies designed to restore blood flow in patients with obstructed vessels. The acquired business complements the dialysis access product line in the Company’s Cardiac Care division. The Company paid $15.0 million in cash as initial consideration for the business.

•	On May 22, 2012, the Company acquired Semprus BioSciences, a biomedical company that developed a long-lasting, covalently bonded, non-leaching polymer designed to reduce infections and thrombus

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related complications. While the Company will explore opportunities to apply this technology to a broad array of its product offerings, the initial focus for the technology will be with respect to vascular devices within the Company’s Critical Care division. The Company paid $30.0 million in cash as initial consideration for the business.

•

On May 3, 2012, the Company acquired substantially all of the assets of Axiom Technology Partners, LLC (the “Axiom acquisition”), constituting its EFx laparoscopic fascial closure system, which is designed for the closure of abdominal trocar defects through which access ports and instruments were used during laparoscopic surgeries. The acquired business complements the surgical closure product line in the Company’s Surgical Care division. The Company paid $7.5 million in cash as initial consideration for the business.

•

On April 5, 2012, the Company acquired the EZ-Blocker product line, a single-use catheter used to perform lung isolation and one-lung ventilation. The acquisition of this product line complements the Anesthesia product portfolio in the Company’s Critical Care division. The Company paid $3.3 million in cash as initial consideration for the business.

In connection with the acquisitions, the Company agreed to pay contingent consideration based on the achievement of specified objectives, including regulatory approvals and sales targets. As of the respective acquisition dates, the range of undiscounted amounts the Company could be required to pay for contingent consideration arrangements is between $2.0 million to $90.0 million. For further information on contingent consideration, see Note 9, “Fair Value Measurement.”

Note 4 — Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for the three months ended March 31, 2013 and April 1, 2012 consisted of the following:

	Three Months Ended March 31, 2013	Three Months Ended April 1, 2012
	(Dollars in thousands)
LMA restructuring program	$2,655	$—
2013 restructuring charges	480	—
2012 restructuring charges	1,450	605
2007 Arrow integration program	80	(1,930)
In-process research and development impairment	4,494	—

Restructuring and other impairment charges	$9,159	$(1,325)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LMA Restructuring Program

In connection with the acquisition of LMA, the Company has formulated a plan related to the future integration of the LMA business and the Company’s businesses. The integration plan focuses on the closure of the LMA business’ corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. The Company estimates that it will incur an aggregate of up to approximately $15 million in restructuring and other impairment charges over the term of this restructuring program. Of this amount, $5 million relates to employee termination costs, $9 million relates to termination of certain distributor agreements and $1 million relates to facility closures costs and other actions. The charges associated with this restructuring program that are included in restructuring and other impairment charges during 2013 were as follows:

2013
(Dollars in thousands)
Termination benefits	$2,024
Facility closure costs	81
Contract termination costs	442
Other restructuring costs	108

$2,655

A reconciliation of the changes in accrued liabilities associated with the LMA restructuring program from December 31, 2012 through March 31, 2013 is set forth in the following tables:

	Termination benefits	Facility Closure Costs	Contract Termination Costs	Other Restructuring Costs	Total
	(Dollars in thousands)
Balance at December 31, 2012	$1,744	$—	$277	$12	$2,033
Subsequent accruals	2,024	81	442	108	2,655
Cash payments	(977)	—	(279)	(5)	(1,261)
Foreign currency translation	(25)	(2)	(14)	(11)	(52)

Balance at March 31, 2013	$2,766	$79	$426	$104	$3,375

2013 Restructuring Charges

The Company regularly evaluates opportunities to consolidate facilities, lower costs and improve operating efficiencies. In 2013, the Company initiated programs to consolidate manufacturing facilities in North America and warehouse facilities in Europe in an effort to reduce costs. As a result of these actions, the Company will incur costs related to reductions in force, facility closure and other costs. For the three months ended March 31, 2013, the company incurred restructuring charges of $0.5 million related to these projects. As of March 31, 2013, the Company has a reserve of $0.4 million in connection with this program.

2012 Restructuring Charges

In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. These projects will entail costs related to reductions in force, contract terminations related distributor agreements and leases, and facility closure and other costs. For the three months ended March 31, 2013, the Company incurred restructuring charges of $1.5 million related to these projects. As

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of March 31, 2013, the Company has a reserve of $3.0 million in connection with this program. The Company expects to complete the projects over a one year period and anticipates incurring additional charges of $2.3 million related to these initiatives.

2011 Restructuring Program

In 2011, the Company initiated a restructuring program at three facilities to consolidate operations and reduce costs. As of March 31, 2013, in connection with this program, the Company has a reserve of $1.7 million, which primarily relates to contract termination costs associated with a leased facility that the Company has partially vacated. The Company expects to incur additional contract termination costs of approximately $2.7 million associated with the lease termination when it has vacated the remaining portion of the premises in 2014. The payment of the lease contract termination costs will continue until 2015. The Company did not incur any expenses related to this program during the three months ended March 31, 2013 or April 1, 2012.

2007 Arrow Integration Program

In connection with the Company’s acquisition of Arrow International, Inc. (“Arrow”), the Company implemented a program in 2007 to integrate Arrow’s businesses into the Company’s other businesses. The aspects of this program that affect Teleflex employees and facilities (such aspects being referred to as the “2007 Arrow integration program”) are charged to earnings and classified as restructuring and impairment charges. As of March 31, 2013, the Company has a reserve of $0.4 million in connection with this program. The following table provides information relating to the charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges in the condensed consolidated statements of income (loss) for the periods presented:

	Three Months Ended March 31, 2013	Three Months Ended April 1, 2012
	(Dollars in thousands)
Facility closure costs	$80	$92
Contract termination costs	—	(2,022)

	$80	$(1,930)

In 2012, the Company reversed approximately $2.0 million of contract termination costs related to a settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the Company’s acquisition of Arrow.

As of March 31, 2013, the Company expects future restructuring expenses associated with the 2007 Arrow integration program, if any, to be nominal.

In-process research and development impairment

During the three months ended March 31, 2013, the company recorded a $4.5 million IPR&D charge pertaining to a research and development project associated with the Axiom acquisition. Technological feasibility of the underlying project had not yet been reached and such technology had no future alternative use. In accordance with accounting guidance, the Company immediately expensed the asset.

Note 5 — Impairment of goodwill

In the first quarter of 2012, due to a change in the Company’s reporting structure, the Company performed goodwill impairment tests and determined that three of the reporting units in the North America Segment were impaired. The Company recorded goodwill impairment charges of $220 million in the Vascular reporting unit, $107 million in the Anesthesia/Respiratory reporting unit and $5 million in the Cardiac reporting unit.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Inventories, net

Inventories as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Raw materials	$83,695	$84,636
Work-in-process	51,395	47,440
Finished goods	228,899	222,974

	363,989	355,050
Less: Inventory reserve	(31,169)	(31,703)

Inventories, net	$332,820	$323,347

Note 7 — Goodwill and other intangible assets, net

The following table provides information relating to changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2013:

	Americas Segment	EMEA Segment	Asia Segment	OEM Segment	Total
	(Dollars in thousands)
Balance as of December 31, 2012
Goodwill	$1,086,707	$353,282	$141,595	$—	$1,581,584
Accumulated impairment losses	(332,128)	—	—	—	(332,128)

	754,579	353,282	141,595	—	1,249,456
Purchase accounting adjustment	(269)	—	—	—	(269)
Translation adjustment	1,750	(10,201)	(3,860)	—	(12,311)
Balance as of March 31, 2013
Goodwill	1,088,188	343,081	137,735	—	1,569,004
Accumulated impairment losses	(332,128)	—	—	—	(332,128)

	$756,060	$343,081	$137,735	$—	$1,236,876

The following table provides information, as of March 31, 2013 and December 31, 2012, regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Customer relationships	$576,336	$580,151	$(147,679)	$(141,520)
In-process research and development (“IPR&D”)	48,594	53,157	—	—
Intellectual property	274,842	276,458	(98,750)	(95,967)
Distribution rights	16,415	16,567	(13,857)	(13,880)
Trade names	380,766	384,131	(2,078)	(305)

	$1,296,953	$1,310,464	$(262,364)	$(251,672)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2013, the company recorded a $4.5 million IPR&D charge pertaining to a research and development project associated with the Axiom acquisition where technological feasibility was not reached.

During 2013, due to a Company rebranding strategy, the Company reassessed the useful life of its $4.5 million Taut tradename and reclassified it from an indefinite lived intangible asset to a finite lived intangible asset with a useful life of eight years.

Amortization expense related to intangible assets was approximately $12.4 million and $10.5 million for the three months ended March 31, 2013 and April 1, 2012, respectively. Estimated annual amortization expense for the remainder of 2013 and the next four succeeding years is as follows (dollars in thousands):

2013	$36,800
2014	45,800
2015	40,200
2016	39,900
2017	39,500

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

The following table presents the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012:

	March 31, 2013 Fair Value	December 31, 2012 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Prepaid expenses and other current assets	$1,285	$1,279

Total asset derivatives	$1,285	$1,279

Liability derivatives:
Foreign exchange contracts:
Other current liabilities	$662	$598

Total liability derivatives	$662	$598

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”) for the three months ended March 31, 2013 and April 1, 2012:

	After Tax Gain/(Loss) Recognized in OCI
	March 31, 2013	April 1, 2012
	(Dollars in thousands)
Interest rate contracts	$—	$2,386
Foreign exchange contracts	180	74

Total	$180	$2,460

See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”).

There was no ineffectiveness related to the Company’s derivatives for the three months ended March 31, 2013 and April 1, 2012.

Based on exchange rates at March 31, 2013, approximately $0.2 million of unrealized losses, net of tax, within AOCI are expected to be reclassified from AOCI during the next twelve months. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.

In 2011, the Company terminated its interest rate swap covering a notional amount of $350 million designated as a hedge against the variability of the cash flows in the interest payments under the Company’s term loan. As of the end of the third quarter of 2012, all unrealized losses within AOCI associated with this interest rate swap have been reclassified into earnings.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Some of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided. Collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal, resulted in an increase in the allowance for doubtful accounts related to these countries. If the financial condition of these customers or the healthcare systems in these countries continue to deteriorate such that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy, Greece and Portugal as a percent of the Company’s total accounts receivable at the end of the period are as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Accounts receivable (net of allowances of $7.1 million and $6.3 million at March 31, 2013 and December 31, 2012, respectively) in Spain, Italy, Greece and Portugal	$112,503	$101,009
Percentage of total accounts receivable, net	37%	34%

For the three months ended March 31, 2013 and April 1, 2012, net revenues from customers in Spain, Italy, Greece and Portugal were $37.2 million and $38.0 million, respectively.

Note 9 — Fair value measurement

For a description of the fair value hierarchy, see Note 11 to the Company’s 2012 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2012.

The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and April 1, 2012:

	Total carrying value at March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$5,243	$5,243	$—	$—
Derivative assets	1,285	—	1,285	—
Derivative liabilities	662	—	662	—
Contingent consideration liabilities	41,503	—	—	41,503

	Total carrying value at April 1, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$10,001	$10,001	$—	$—
Investments in marketable securities	4,654	4,654	—	—
Derivative assets	1,432	—	1,432	—
Derivative liabilities	1,496	—	1,496	—
Contingent consideration liabilities	9,018	—	—	9,018

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers of financial assets or liabilities carried at fair value between Level 1, Level 2 or Level 3 within the fair value hierarchy during the three months ended March 31, 2013 or April 1, 2012.

The following table provides information regarding changes in Level 3 financial liabilities (related to contingent consideration in connection with various Company acquisitions, including those described in Note 3) during the periods ended March 31, 2013 and April 1, 2012:

	Contingent consideration
	2013	2012
	(Dollars in thousands)
Beginning balance	$51,196	$9,676
Payment	(8,508)	—
Revaluations	(1,132)	(658)
Translation adjustment	(53)	—

Ending balance	$41,503	$9,018

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of March 31, 2013 is $968.0 million. The Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile to determine the fair value of its debt. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt by fair value hierarchy level as of March 31, 2013:

Fair value of debt
(Dollars in thousands)
Level 1	$844,020
Level 2	380,212

Total	$1,224,232

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

The Company’s financial assets and financial liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company uses forward rate contracts to manage currency transaction exposure. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The Company has taken into account the creditworthiness of the counterparties in measuring fair value.

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The Company accounts for contingent consideration in accordance with applicable guidance related to business combinations. The Company is contractually obligated to pay contingent consideration upon the achievement of specified objectives, including regulatory approvals, sales targets and, in some instances, the passage of time, referred to as milestone payments, and therefore recorded contingent consideration liabilities at the time of the acquisitions. The Company is

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.

It is estimated that milestone payments will occur in 2013 and may extend until 2018 or later. As of March 31, 2013, the range of undiscounted amounts the Company could be required to pay for contingent consideration arrangements is between $5.0 million and $87.3 million. The Company has determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•	estimated cash flows projected from the success of market launches;

•	the estimated time and resources needed to complete the development of acquired technologies;

•	the uncertainty of obtaining regulatory approvals within the required time periods; and

•	the risk adjusted discount rate for fair value measurement.

The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	2%-10%(6%)
		Probability of payment	0-100%(55%)

As of March 31, 2013, of the $41.5 million of total contingent consideration, the Company has recorded approximately $21.9 million in Current portion of contingent consideration and the remaining $19.6 million in Other liabilities.

Note 10 — Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through March 31, 2013, no shares have been purchased under this Board authorization.

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Shares in thousands)
Basic	41,014	40,769
Dilutive shares assumed issued	2,033	—

Diluted	43,047	40,769

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share were approximately 7.8 million and 8.9 million for the three months ended March 31, 2013 and April 1, 2012, respectively. As required under GAAP, the dilutive shares assumed issued includes weighted average shares of approximately 1.6 million associated with the Convertible Senior Subordinated Notes due 2017 and warrants.

The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2013 and April 1, 2012:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2012	$(381)	$(127,257)	$(4,410)	$(132,048)
Other comprehensive income (loss) before reclassifications	455	(365)	(26,746)	(26,656)
Amounts reclassified from accumulated other comprehensive income (loss)	(275)	1,455	—	1,180

Net current-period other comprehensive income (loss)	180	1,090	(26,746)	(25,476)

Balance at March 31, 2013	$(201)	$(126,167)	$(31,156)	$(157,524)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2011	$(7,257)	$(134,548)	$(17,548)	$(159,353)
Other comprehensive income (loss) before reclassifications	693	(139)	30,605	31,159
Amounts reclassified from accumulated other comprehensive income	1,767	1,117	—	2,884

Net current-period other comprehensive income	2,460	978	30,605	34,043

Balance at April 1, 2012	$(4,797)	$(133,570)	$13,057	$(125,310)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information relating to the reclassifications of losses/(gain) in accumulated other comprehensive income into expense/(income), net of tax, for the three months ended March 31, 2013 and April 1, 2012:

	March 31, 2013	April 1, 2012
	(Dollars in thousands)
Gains and losses on cash flow hedges:
Interest Rate Contracts:
Interest expense	$—	$3,751
Foreign Exchange Contracts:
Cost of goods sold	(502)	(897)

Total before tax	(502)	2,854
Tax expense	227	(1,087)

Net of tax	$(275)	$1,767

Amortization of pension and other postretirement benefits items:
Actuarial losses/(gains)(1)	$2,146	$1,711
Prior-service costs(1)	(6)	(6)
Transition obligation(1)	1	24

Total before tax	2,141	1,729
Tax expense	(687)	(612)

Net of tax	$1,455	$1,117

Total reclassifications, net of tax	$1,180	$2,884

(1)	These accumulated other comprehensive income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 12, “Pension and other postretirement benefits” for additional information).

Note 11 — Taxes on income from continuing operations

	Three Months Ended
	March 31, 2013	April 1, 2012
Effective income tax rate	21.7%	1.4%

The effective income tax rate for the three months ended March 31, 2013 was 21.7% compared to 1.4% for the three months ended April 1, 2012. The effective tax rate for the three months ended March 31, 2013 was impacted by a discrete tax benefit related to the extension of the research and development tax credit under the American Taxpayer Relief Act of 2012 and a shift in the mix of taxable income to foreign jurisdictions at lower statutory rates. The effective tax rate for the three months ended April 1, 2012, was impacted by a $332 million goodwill impairment charge recorded in the first quarter of 2012, for which only $45 million was tax deductible.

Note 12 — Pension and other postretirement benefits

The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of March 31, 2013, the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, except certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are effectively frozen.

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(Dollars in thousands)
Service cost	$465	$678	$164	$158
Interest cost	4,139	4,126	999	473
Expected return on plan assets	(5,770)	(5,043)	—	—
Net amortization and deferral	1,410	1,606	730	123

Net benefit cost	$244	$1,367	$1,893	$754

The Company’s pension contributions are expected to be approximately $17.5 million during 2013, of which $11.7 million were made during the three months ended March 31, 2013.

Note 13 — Commitments and contingent liabilities

Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. The following table provides information regarding changes in the Company’s product warranty liability accruals for the three months ended March 31, 2013 (dollars in thousands):

Balance — December 31, 2012	$472
Accruals for warranties issued in 2013	189
Settlements (cash and in kind)	(106)
Translation	(2)

Balance — March 31, 2013	$553

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. At March 31, 2013, the Company had no residual value guarantees related to its operating leases.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 31, 2013, the Company has recorded approximately $2.0 million in accrued liabilities and approximately $6.7 million in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of March 31, 2013. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of March 31, 2013, the most significant tax examinations in process are in U.S., Canada, the Czech Republic, Germany and Austria. In conjunction with these examinations and as a regular and routine practice, the Company may determine a need to establish reserves or to adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.

Note 14 — Business segment information

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three of the four reportable segments are geographically based: Americas (representing the Company’s operations in North America and Latin America), EMEA (representing the Company’s operations in Europe, the Middle East and Africa) and Asia. The fourth reportable segment is Original Equipment Manufacturer and Development Services (“OEM”).

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

The following tables present the Company’s segment results for the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended March 31, 2013
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$195,753	$142,418	$42,368	$31,338	$411,877
Segment depreciation and amortization	17,020	7,034	1,185	1,102	26,341
Segment operating profit(1)	20,778	19,108	12,317	6,360	58,563
Segment assets	1,954,026	973,262	242,446	41,415	3,211,149
Segment expenditures for property, plant and equipment	12,304	2,720	34	577	15,635
Restructuring and other impairment charges	7,767	1,294	98	—	9,159
Intersegment revenues	39,599	35,226	10,683	78

	Three Months Ended April 1, 2012
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$180,337	$134,600	$33,959	$31,671	$380,567
Segment depreciation and amortization	15,497	5,498	768	907	22,670
Segment operating profit(1)	24,726	21,010	9,460	5,229	60,425
Segment assets	1,747,117	817,347	199,418	89,714	2,853,596
Segment expenditures for property, plant and equipment	7,230	2,695	7	3,201	13,133
Restructuring and other impairment charges	(1,930)	605	—	—	(1,325)
Intersegment revenues	39,812	17,567	—	138

(1)	Segment operating profit includes a segment’s net revenues from external customers reduced by its cost of goods sold, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Segment operating profit excludes goodwill impairment charges, restructuring and impairment charges, interest income and expense and taxes on income.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present reconciliations of segment results to the Company’s condensed consolidated income (loss) from continuing operations before interest and taxes for the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in thousands)
Reconciliation of Segment Operating Profit to Income (Loss) from Continuing Operations Before Interest and Taxes
Segment operating profit	$58,563	$60,425
Goodwill impairment	—	(332,128)
Restructuring and other impairment charges	(9,159)	1,325

Income (loss) from continuing operations before interest and taxes	$49,404	$(270,378)

	March 31, 2013	April 1, 2012
	(Dollars in thousands)
Reconciliation of Segment Assets to Condensed Consolidated Total Assets
Segment assets	$3,211,149	$2,853,596
Corporate assets	474,742	788,264
Assets held for sale	7,836	8,026

Total assets	$3,693,727	$3,649,886

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in thousands)
Reconciliation of Segment Expenditures for Property, Plant and Equipment to Condensed Consolidated Total Expenditures for Property, Plant and Equipment
Segment expenditures for property, plant and equipment	$15,635	$13,133
Corporate expenditures for property, plant and equipment	—	197

Total expenditures for property, plant and equipment	$15,635	$13,330

Note 15 — Condensed consolidated guarantor financial information

In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidated statements of income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows for the three months ended March 31, 2013 and April 1, 2012 and condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, each of which are set forth below, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;
b.	Guarantor Subsidiaries, on a combined basis;
c.	Non-guarantor subsidiaries, on a combined basis; and
d.	Parent Company and its subsidiaries on a consolidated basis.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidated financial information, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE

INCOME (LOSS)

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$254,856	$230,805	$(73,784)	$411,877
Cost of goods sold	—	152,704	131,573	(72,920)	211,357

Gross profit	—	102,152	99,232	(864)	200,520
Selling, general and administrative expenses	16,928	67,156	42,672	194	126,950
Research and development expenses	—	13,007	2,000	—	15,007
Restructuring and other impairment charges	—	7,767	1,392	—	9,159

Income (loss) from continuing operations before interest and taxes	(16,928)	14,222	53,168	(1,058)	49,404
Interest expense	33,535	(21,127)	1,785	—	14,193
Interest income	(6)	—	(151)	—	(157)

Income (loss) from continuing operations before taxes	(50,457)	35,349	51,534	(1,058)	35,368
Taxes (benefit) on income (loss) from continuing operations	(18,459)	14,251	11,224	651	7,667
Equity in net income of consolidated subsidiaries	59,820	34,150	—	(93,970)	—

Income from continuing operations	27,822	55,248	40,310	(95,679)	27,701

Operating income (loss) from discontinued operations	(1,126)	—	368	—	(758)
Taxes (benefit) on income (loss) from discontinued operations	(342)	—	46	—	(296)

Income (loss) from discontinued operations	(784)	—	322	—	(462)

Net income	27,038	55,248	40,632	(95,679)	27,239
Less: Income from continuing operations attributable to noncontrolling interests	—	—	201	—	201

Net income attributable to common shareholders	27,038	55,248	40,431	(95,679)	27,038
Other comprehensive income (loss) attributable to common shareholders	(25,476)	(32,126)	(23,813)	55,939	(25,476)

Comprehensive income attributable to common shareholders	$1,562	$23,122	$16,618	$(39,740)	$1,562

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended April 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$238,497	$204,921	$(62,851)	$380,567
Cost of goods sold	—	141,907	115,436	(60,890)	196,453

Gross profit	—	96,590	89,485	(1,961)	184,114
Selling, general and administrative expenses	15,640	61,588	35,251	(343)	112,136
Research and development expenses	—	9,907	1,646	—	11,553
Goodwill impairment	—	331,779	349	—	332,128
Restructuring and other impairment charges	—	(1,930)	605	—	(1,325)

Income (loss) from continuing operations before interest and taxes	(15,640)	(304,754)	51,634	(1,618)	(270,378)
Interest expense	36,475	(20,186)	1,922	—	18,211
Interest income	(125)	(8)	(345)	—	(478)

Income (loss) from continuing operations before taxes	(51,990)	(284,560)	50,057	(1,618)	(288,111)
Taxes (benefit) on income (loss) from continuing operations	(17,852)	364	13,772	(282)	(3,998)
Equity in net income (loss) of consolidated subsidiaries	(250,198)	30,996	—	219,202	—

Income (loss) from continuing operations	(284,336)	(253,928)	36,285	217,866	(284,113)

Operating income (loss) from discontinued operations	946	(164)	147	—	929
Taxes (benefit) on income (loss) from discontinued operations	345	(63)	42	—	324

Income (loss) from discontinued operations	601	(101)	105	—	605

Net income (loss)	(283,735)	(254,029)	36,390	217,866	(283,508)
Less: Income from continuing operations attributable to noncontrolling interests	—	—	227	—	227

Net income (loss) attributable to common shareholders	(283,735)	(254,029)	36,163	217,866	(283,735)
Other comprehensive income attributable to common shareholders	34,043	33,402	27,688	(61,090)	34,043

Comprehensive income (loss) attributable to common shareholders	$(249,692)	$(220,627)	$63,851	$156,776	$(249,692)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$47,103	$—	$259,451	$—	$306,554
Accounts receivable, net	2,126	8,725	423,521	(127,352)	307,020
Inventories, net	—	204,547	145,029	(16,756)	332,820
Prepaid expenses and other current assets	8,174	5,406	15,360	—	28,940
Prepaid taxes	13,969	—	14,742	—	28,711
Deferred tax assets	13,824	25,204	6,950	(358)	45,620
Assets held for sale	—	2,739	5,097	—	7,836

Total current assets	85,196	246,621	870,150	(144,466)	1,057,501
Property, plant and equipment, net	7,108	174,734	118,988	—	300,830
Goodwill	—	702,949	533,927	—	1,236,876
Intangibles assets, net	—	768,170	266,419	—	1,034,589
Investments in affiliates	5,258,917	1,258,723	21,210	(6,536,903)	1,947
Deferred tax assets	58,342	—	3,105	(61,243)	204
Other assets	33,127	3,055,799	20,528	(3,047,674)	61,780

Total assets	$5,442,690	$6,206,996	$1,834,327	$(9,790,286)	$3,693,727

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,700	$—	$4,700
Accounts payable	80,318	93,566	23,822	(130,323)	67,383
Accrued expenses	16,655	24,705	32,840	—	74,200
Current portion of contingent consideration	—	21,172	759	—	21,931
Payroll and benefit-related liabilities	23,230	9,509	27,689	—	60,428
Accrued interest	9,570	—	6	—	9,576
Income taxes payable	—	—	17,221	—	17,221
Other current liabilities	662	427	5,298	(358)	6,029

Total current liabilities	130,435	149,379	112,335	(130,681)	261,468
Long-term borrowings	968,035	—	—	—	968,035
Deferred tax liabilities	—	417,847	52,685	(61,243)	409,289
Pension and other postretirement benefit liabilities	103,398	37,131	18,618	—	159,147
Noncurrent liability for uncertain tax positions	13,730	28,556	26,631	—	68,917
Other liabilities	2,454,844	358,989	287,712	(3,049,751)	51,794

Total liabilities	3,670,442	991,902	497,981	(3,241,675)	1,918,650
Total common shareholders’ equity	1,772,248	5,215,094	1,333,517	(6,548,611)	1,772,248
Noncontrolling interest	—	—	2,829	—	2,829

Total equity	1,772,248	5,215,094	1,336,346	(6,548,611)	1,775,077

Total liabilities and equity	$5,442,690	$6,206,996	$1,834,327	$(9,790,286)	$3,693,727

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$70,860	$1,989	$264,190	$—	$337,039
Accounts receivable, net	2,147	774,280	511,609	(990,060)	297,976
Inventories, net	—	202,748	136,492	(15,893)	323,347
Prepaid expenses and other current assets	7,769	5,294	15,649	—	28,712
Prepaid taxes	11,079	—	19,217	(3,136)	27,160
Deferred tax assets	13,987	27,130	6,810	(1,045)	46,882
Assets held for sale	—	2,738	5,225	—	7,963

Total current assets	105,842	1,014,179	959,192	(1,010,134)	1,069,079
Property, plant and equipment, net	7,258	168,451	122,236	—	297,945
Goodwill	—	702,947	546,509	—	1,249,456
Intangibles assets, net	—	782,631	276,161	—	1,058,792
Investments in affiliates	5,226,567	1,281,201	21,379	(6,527,081)	2,066
Deferred tax assets	59,644	—	3,197	(62,545)	296
Other assets	33,937	2,707,264	720,184	(3,399,522)	61,863

Total assets	$5,433,248	$6,656,673	$2,648,858	$(10,999,282)	$3,739,497

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,700	$—	$4,700
Accounts payable	80,495	873,754	114,140	(993,224)	75,165
Accrued expenses	11,338	20,471	33,255	—	65,064
Current portion of contingent consideration	—	21,115	2,578	—	23,693
Payroll and benefit-related liabilities	24,633	19,799	30,154	—	74,586
Accrued interest	9,413	—	5	—	9,418
Income taxes payable	—	—	18,709	(3,136)	15,573
Other current liabilities	598	1,131	5,522	(1,045)	6,206

Total current liabilities	126,477	936,270	209,063	(997,405)	274,405
Long-term borrowings	965,280	—	—	—	965,280
Deferred tax liabilities	—	427,146	54,664	(62,544)	419,266
Pension and other postretirement benefit liabilities	114,257	37,269	19,420	—	170,946
Noncurrent liability for uncertain tax positions	13,131	28,440	26,721	—	68,292
Other liabilities	2,435,153	35,543	991,327	(3,402,252)	59,771

Total liabilities	3,654,298	1,464,668	1,301,195	(4,462,201)	1,957,960
Total common shareholders’ equity	1,778,950	5,192,005	1,345,076	(6,537,081)	1,778,950
Noncontrolling interest	—	—	2,587	—	2,587

Total equity	1,778,950	5,192,005	1,347,663	(6,537,081)	1,781,537

Total liabilities and equity	$5,433,248	$6,656,673	$2,648,858	$(10,999,282)	$3,739,497

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(37,406)	$20,071	$23,428	$6,093

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(155)	(12,129)	(3,351)	(15,635)
Payments for businesses and intangibles acquired, net of cash acquired	—	(4,281)	(1,398)	(5,679)

Net cash used in investing activities from continuing operations	(155)	(16,410)	(4,749)	(21,314)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from stock compensation plans	4,326	—	—	4,326
Dividends	(13,964)	—	—	(13,964)
Intercompany transactions	23,471	(5,650)	(17,821)	—

Net cash provided by (used in) financing activities from continuing operations	13,833	(5,650)	(17,821)	(9,638)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(29)	—	(600)	(629)

Net cash used in discontinued operations	(29)	—	(600)	(629)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4,997)	(4,997)

Net decrease in cash and cash equivalents	(23,757)	(1,989)	(4,739)	(30,485)
Cash and cash equivalents at the beginning of the period	70,860	1,989	264,190	337,039

Cash and cash equivalents at the end of the period	$47,103	$—	$259,451	$306,554

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended April 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(44,743)	$72,221	$(1,162)	$26,316

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(3,588)	(5,938)	(3,804)	(13,330)

Net cash used in investing activities from continuing operations	(3,588)	(5,938)	(3,804)	(13,330)

Cash Flows from Financing Activities of Continuing Operations:
Decrease in notes payable and current borrowings	—	—	(286)	(286)
Proceeds from stock compensation plans	1,594	—	—	1,594
Dividends	(13,866)	—	—	(13,866)
Intercompany transactions	43,313	(65,001)	21,688	—

Net cash provided by (used in) financing activities from continuing operations	31,041	(65,001)	21,402	(12,558)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(2,595)	417	—	(2,178)
Net cash used in investing activities	—	(1,699)	—	(1,699)

Net cash used in discontinued operations	(2,595)	(1,282)	—	(3,877)

Effect of exchange rate changes on cash and cash equivalents	—	—	10,282	10,282

Net (decrease) increase in cash and cash equivalents	(19,885)	—	26,718	6,833
Cash and cash equivalents at the beginning of the period	114,531	—	469,557	584,088

Cash and cash equivalents at the end of the period	$94,646	$—	$496,275	$590,921

Note 16 — Divestiture-related activities

When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Gain on sales of businesses and assets. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the three month periods ending March 31, 2013 and April 1, 2012.

Discontinued Operations

The Company has recorded $0.8 million of expense and $0.9 million of income during the three months ended March 31, 2013 and April 1, 2012, respectively, associated with retained liabilities related to businesses that have been divested.

On August 26, 2012, the Company completed the sale of the orthopedic business of its OEM Segment to Tecomet for $45.2 million in cash and realized a loss of $39 thousand, net of tax, from the sale of the business.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in thousands)
Net revenues	$—	$7,190
Costs and other expenses	758	6,261

Income (loss) from discontinued operations before income taxes	(758)	929
Provision for income taxes	(296)	324

Income (loss) from discontinued operations	$(462)	$605

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates, interest rates and sovereign debt issues; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

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

During 2012, we continued to expand our presence in the anesthesia market through the acquisition of substantially all of the assets of LMA International N.V. (“LMA”), a global provider of laryngeal masks whose products are used in anesthesia and emergency care. In addition, consistent with our strategy to invest in new technologies and research and development to support our future growth, we completed four late-stage technology acquisitions in 2012. Also during 2012, we sold the orthopedics business line of our OEM Segment.

See Note 3 to the condensed consolidated financial statements included in this report for a discussion of the acquisitions and see Note 16 to the condensed consolidated financial statements included in this report for a discussion of the disposition.

We categorize our products into four groups: Critical Care, Surgical Care, Cardiac Care and Original Equipment Manufacturer and Development Services (“OEM”). Critical Care, representing our largest product group, includes medical devices used in vascular access, anesthesia, respiratory care and specialty markets; Surgical Care includes surgical instruments and devices; and Cardiac Care includes cardiac assist devices and equipment. OEM designs and manufactures instruments and devices for other medical device manufacturers.

Change in Reporting Segments and Business Unit Structure

Effective January 1, 2012, we changed our segment reporting from a single reportable segment to four reportable segments. As initially changed, our reportable segments included three geographically-based segments, North America, EMEA (representing our operations in Europe, the Middle East and Africa) and AJLA (representing our Asian and Latin American operations) and a fourth reportable segment comprised of our OEM business. In addition, in the first quarter of 2012, we changed the number of our reporting units. Previously, we had six reporting units comprised of North America, EMEA, OEM, Japan, Asia Pacific and Latin America. In 2012, in addition to establishing a new North America segment, we established five reporting units within that segment: Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. Due to the change in the reporting unit structure in North America, we were required to conduct a goodwill impairment test with respect to each reporting unit within the North America Segment in the first quarter of 2012, and determined that the goodwill of three of the reporting units was impaired. As a result, we recorded a goodwill impairment charge of $332 million in the first quarter of 2012. See Note 5 to the condensed consolidated financial statements included in this report for a discussion of the goodwill impairment.

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

Segment data for all prior comparative periods has been restated to reflect the changes discussed above. See Note 14 to the condensed consolidated financial statements included in this report for a discussion of the segments.

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

In our Annual Report on Form 10-K for the year ended December 31, 2012, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. As implementation of this tax begins and as the taxing authorities clarify aspects of the application of the tax relevant to us, we will be in a better position to ascertain its impact on our business. We currently estimate the impact of the medical device excise tax will be approximately $13 million annually, beginning in 2013. For the three months ended March 31, 2013 the medical device excise tax was $2.9 million, which is included in selling, general and administrative expenses.

Results of Operations

The discussion of revenues on a constant currency basis excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year. Certain financial information is presented on a rounded basis, which may cause minor differences.

Net Revenues

Information regarding net revenues by product group is provided in the following table.

	Three Months Ended		% Increase/ (Decrease)
	March 31, 2013	April 1, 2012	Constant Currency	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$287.0	$256.2	12.0	—	12.0
Surgical Care	74.7	72.1	3.3	0.3	3.6
Cardiac Care	18.9	20.6	(7.3)	(0.8)	(8.1)
OEM	31.3	31.7	(1.1)	—	(1.1)

Total net revenues	$411.9	$380.6	8.2	—	8.2

(1)	Constant currency is a non-GAAP financial measure that measures the change in net revenues between current and prior year periods by excluding the impact of translating the results of international subsidiaries at different currency exchange rates from period to period. The constant currency increase/decrease percentage is calculated by translating the prior year period’s local currency net revenues into an amount reflecting the current year period’s foreign currency exchange rates and calculating the percentage difference between net revenues for the current year period and net revenues for the prior year period, as so translated. Management believes this measure is useful to investors because it eliminates items that do not reflect our day-to-day operations. In addition, management uses this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and to assist in our evaluation of period-to-period comparisons. This financial measure may not be comparable to similarly titled measures used by other companies, is presented in addition to results presented in accordance with GAAP and should not be relied upon as a substitute for GAAP financial measures.

Net revenues for the first quarter of 2013 increased 8.2% to $411.9 million from $380.6 million in the first quarter of 2012. The $31.3 million increase in net revenues is largely due to the businesses acquired during 2012, which added approximately $34.0 million, including approximately $33.5 million contributed by the LMA business. Net revenues further benefited from new products ($4.3 million) primarily in the Americas and EMEA, and price increases ($2.1 million) mostly in the Americas. These increases were partly offset by volume declines of approximately $9.0 million due to fewer shipping days both in the Americas and EMEA in the first quarter of 2013 compared to the first quarter of 2012.

Critical Care net revenues, excluding the impact of foreign currency exchange rates, increased 12.0% over the corresponding prior year period. The increase in net revenues was due to higher sales of anesthesia and urology products. The growth in sales of anesthesia products was primarily related to the acquisition of LMA. The increase in net revenues was partially offset by a decline in sales of vascular access and respiratory products, as well as the impact of fewer shipping days in the first quarter of 2013 compared to the first quarter of 2012.

Surgical Care net revenues, excluding the impact of foreign currency exchange rates, increased 3.3% over the corresponding prior year period. The increase in net revenues was due to higher sales of ligation and access products, partially offset by a decline in sales of chest drainage and general surgical instrument products, as well as the impact of fewer shipping days in the first quarter of 2013 compared to the first quarter of 2012.

Cardiac Care net revenues, excluding the impact of foreign currency exchange rates, decreased 7.3% over the corresponding prior year period. The decrease in net revenues was due to a decline in sales of intra-aortic balloon pumps and the impact of fewer shipping days in the first quarter of 2013 compared to the first quarter of 2012.

OEM net revenues, excluding the impact of foreign currency exchange rates, decreased 1.1% over the corresponding prior year period. The decrease in net revenues was due to a decline in sales of catheter products and the impact of fewer shipping days in the first quarter of 2013 compared to the first quarter of 2012, partly offset by new product sales.

Gross profit

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in millions)
Gross profit	$200.5	$184.1
Percentage of sales	48.7%	48.4%

For the three months ended March 31, 2013, gross profit as a percentage of revenues increased 0.3% compared to the corresponding period of 2012, primarily due to the inclusion of higher margin sales by the LMA business and price increases, primarily in the Americas. These benefits were largely offset by higher manufacturing costs, including costs to consolidate distribution facilities, and raw material costs primarily in the Americas, EMEA and Asia.

Selling, general and administrative

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in millions)
Selling, general and administrative	$127.0	$112.1
Percentage of sales	30.8%	29.5%

Selling, general and administrative expenses increased $14.9 million in the first quarter of 2013 compared to the first quarter of 2012. The increase is largely due to expenses associated with the businesses acquired (approximately $12.1 million, including $10.6 million in expenses associated with the LMA business), the excise tax associated with the Patient Protection and Affordable Care Act (approximately $2.9 million), higher employee related expenses and a litigation verdict against us with respect to a non-operating joint venture ($1.3 million). The increases were partly offset by a $1.6 million reversal of contingent consideration related to the acquisition of the assets of Axiom Technology Partners LLP (the “Axiom acquisition”).

Research and development

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in millions)
Research and development	$15.0	$11.6
Percentage of sales	3.6%	3.0%

The increase in research and development expenses is primarily due to the businesses acquired in 2012.

Goodwill Impairment

Due to a change in the reporting unit structure in North America in the first quarter of 2012, we were required to conduct a goodwill impairment test with respect to each of the North American reporting units and determined that the goodwill of three of the reporting units was impaired. As a result, we recorded a goodwill impairment charge of $332.0 million in the first quarter of 2012. See Note 5 to the condensed consolidated financial statements included in this report for a discussion of the goodwill impairment.

Interest expense

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in millions)
Interest expense	$14.2	$18.2
Average interest rate on debt	4.2%	4.2%

Interest expense decreased in the first quarter of 2013 compared to the first quarter of 2012 primarily because 2012 interest expense included amortization related to our termination of an interest rate swap (approximately $3.8 million in the first quarter of 2012). We terminated our agreement related to the interest rate swap, covering a notional amount of $350 million, in 2011. The unrealized losses within accumulated other comprehensive income associated with our interest rate swap were reclassified into our statement of income (loss) during 2012.

Taxes on income from continuing operations

	Three Months Ended
	March 31, 2013	April 1, 2012
Effective income tax rate	21.7%	1.4%

The effective income tax rate for the three months ended March 31, 2013 was 21.7% compared to 1.4% for the three months ended April 1, 2012. The effective tax rate for the three months ended March 31, 2013 was impacted by a discrete tax benefit related to the extension of the research and development tax credit under the American Taxpayer Relief Act of 2012 and a shift in the mix of taxable income to foreign jurisdictions at lower statutory rates. The effective tax rate for the three months ended April 1, 2012, was impacted by a $332 million goodwill impairment charge recorded in the first quarter of 2012, for which only $45 million was tax deductible.

Restructuring and other impairment charges

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in millions)
Restructuring and other impairment charges	$9.2	$(1.3)

During the three months ended March 31, 2013, we recorded $9.2 million in restructuring and impairment charges, including $4.5 million to write-off an in-process research and development project associated with the Axiom acquisition, $2.7 million pertaining to termination benefit costs, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program. The remaining $2.0 million primarily relates to the termination benefit costs in connection with other restructuring activities initiated in 2012 and continuing during the first quarter of 2013.

During the three months ended April 1, 2012, we recorded a benefit of $1.3 million primarily due to a reversal of contract termination costs related to a pending settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the acquisition of Arrow in 2007.

For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.

Segment Reviews

	Three Months Ended
	March 31, 2013	April 1, 2012	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$195.8	$180.3	8.5
EMEA	142.4	134.6	5.8
Asia	42.4	34.0	24.8
OEM	31.3	31.7	(1.1)

Segment net revenues	$411.9	$380.6	8.2

Americas	$20.8	$24.7	(16.0)
EMEA	19.1	21.0	(9.1)
Asia	12.3	9.5	30.2
OEM	6.4	5.2	21.6

Segment operating profit(1)	$58.6	$60.4	(3.1)

(1)	See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income (loss) from continuing operations before interest and taxes.

The following is a discussion of our segment operating results.

Comparison of the three months ended March 31, 2013 and April 1, 2012

Americas

Americas net revenues for the three months ended March 31, 2013, increased 8.5% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012 which added net revenues of approximately $18.0 million, including approximately $17.7 million generated by LMA; new product sales ($2.6 million), primarily of vascular products; and price increases ($2.0 million), principally related to surgical care products. These increases in net revenues were partly offset by lower volumes ($7.3 million) primarily due to fewer shipping days in the first quarter of 2013 compared to the first quarter of 2012.

Americas segment operating profit for the three month period ended March 31, 2013, decreased 16.0% compared to the corresponding period in 2012. The decrease was primarily due to lower volume, largely reflecting fewer shipping days, higher manufacturing costs, including costs to consolidate distribution facilities and the excise tax associated with the Patient Protection and Affordable Care Act (approximately $2.9 million). These decreases in operating profit were partly offset by the operating profit generated by the businesses acquired in 2012, which contributed approximately $4.2 million, price increases ($2.0 million) and new product sales ($0.9 million). The $4.2 million operating profit generated by the businesses acquired in 2012 reflects the contribution of the LMA businesses ($6.9 million) and the reversal of contingent consideration related to the Axiom acquisition ($1.6 million) offset in part by increased research and development costs (approximately $3.0 million) associated with the continued investment in new technologies obtained in the second quarter of 2012 through acquisitions and incremental operating costs associated with the businesses acquired ($1.3 million).

EMEA

EMEA net revenues for the three months ended March 31, 2013, increased 5.8% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012, which added net revenues of approximately $8.5 million, including approximately $8.3 million generated by the LMA business; new product sales ($1.0 million); and the favorable impact of foreign currency exchange rates (approximately $0.6 million). These increases in net revenues were partly offset by lower volumes (approximately $2.0 million), as volume gains during the quarter were completely offset by the effect of fewer shipping days in the first quarter of 2013 compared to the first quarter of 2012, and price decreases ($0.3 million), primarily in Germany.

EMEA segment operating profit for the three month period ended March 31, 2013, decreased 9.1% compared to the corresponding period in 2012. The decrease was primarily due to incremental expenses associated with the acquisition of LMA (approximately $8.7 million), higher employee related costs, higher manufacturing costs including costs to consolidate a distribution facility in France, partly offset by higher revenues.

Asia

Asia net revenues for the three months ended March 31, 2013, increased 24.8% compared to the corresponding period in 2012. The increase was primarily due to $7.5 million of net revenues generated by the LMA business. Net revenues also reflected net volume gains of approximately $1.2 million (volume gains in China were partly offset by lower volumes in Japan) and price increases, partly offset by the unfavorable impact of foreign currency exchange rates.

Asia segment operating profit for the three months ended March 31, 2013, increased 30.2% compared to the corresponding period in 2012. The increase in the three month period ending March 31, 2013 primarily reflects the operating profit generated by the LMA business (approximately $1.7 million) and price increases.

OEM

OEM net revenues for the three months ended March 31, 2013, decreased 1.1% compared to the corresponding period in 2012. The decrease was due to lower volume, primarily due to a decline in sales of catheter products and the impact of fewer shipping days in the first quarter of 2013 compared to the first quarter of 2012, partly offset by new product sales.

OEM segment operating profit for the three months ended March 31, 2013, increased 21.6% compared to the corresponding period in 2012. The increase reflects lower manufacturing costs.

Liquidity and Capital Resources

Cash Flows

Operating activities from continuing operations provided net cash of approximately $6.1 million during the first three months of 2013 compared to $26.3 million during the first three months of 2012. The $20.2 million decrease is primarily due to unfavorable year-over-year changes in working capital items and a $3.8 million increase in contributions to domestic pension plans. The unfavorable change in working capital items principally reflects a $13.7 million increase in inventory, primarily in the Americas and Asia, during the three months ended March 31, 2013, as compared to a $2.4 million decrease during the three months ended April 1, 2012.

We currently do not foresee any difficulties in meeting our cash requirements or accessing credit as needed in the next twelve months. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we believe we have sufficient lending commitments in place to enable us to fund our anticipated operating needs. However, the ongoing volatility in the domestic and global financial markets, including the European sovereign debt crisis, combined with a continuation of constrained global credit markets, raises a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk related to countries in Europe. As of March 31, 2013, our net receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $78.3 million compared to $70.6 million as of December 31, 2012. For the three months ended March 31, 2013 and April 1, 2012, net revenues from these countries were approximately 9% and 10% of total net revenues in each of the periods, respectively, and average days that accounts receivable were outstanding were 297 and 301 days, respectively. As of March 31, 2013 and December 31, 2012, net trade receivables from these countries were approximately 37% and 34%, respectively, of consolidated accounts receivable, net. If global economic conditions deteriorate, we may experience further delays in customer payments and reductions in our customers’ purchases from us. Also, we may incur higher credit losses related to the public hospital systems in these countries, which could have a material adverse effect on our results of operations and cash flows in 2013 and beyond.

Net cash used in investing activities from continuing operations was $21.3 million during the first three months of 2013 reflecting net payments for businesses acquired of $5.7 million and capital expenditures of $15.6 million. The net payments for businesses acquired reflects $7.2 million of contingent consideration payments related to our acquisition of Vasonova, Inc., and the Axiom and LMA acquisitions, partly offset by a $1.5 million working capital adjustment with respect to the consideration paid in connection with the LMA acquisition.

Net cash used in financing activities from continuing operations was $9.6 million in the first three months of 2013, primarily due to dividend payments of $14.0 million, partly offset by $4.3 million in proceeds from the exercise of outstanding stock options issued under our stock compensation plans, compared to net cash used in financing activities from continuing operations of $12.6 million in 2012. In 2012, we made dividend payments of $13.9 million and recognized proceeds of $1.6 million from the exercise of outstanding stock options issued under our stock compensation plans.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of consolidated total indebtedness to consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through March 31, 2013, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio

The following table provides our net debt to total capital ratio:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Net debt includes:
Current borrowings	$4.7	$4.7
Long-term borrowings	968.0	965.3

Total debt	972.7	970.0
Less: Cash and cash equivalents	306.6	337.0

Net debt	$666.1	$633.0

Total capital includes:
Net debt	$666.1	$633.0
Total common shareholders’ equity	1,772.2	1,779.0

Total capital	$2,438.3	$2,412.0

Percent of net debt to total capital	27%	26%

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

Our senior credit agreement and the indenture under which we issued our 6.875% senior subordinated notes due 2019 contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.5:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. Non-recurring, non-cash charges are excluded from the calculation of these ratios and, therefore, do not affect our compliance with these covenants.

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

See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 1A.    Risk Factors

There have been no significant changes in risk factors for the quarter ended March 31, 2013. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

10.1		Senior Executive Officer Severance Agreement, dated March 26, 2013, between the Company and Thomas E. Powell.

10.2		Executive Change In Control Agreement, dated March 26, 2013, between the Company and Thomas E. Powell.

12.1	—	Computation of ratio of earnings to fixed charges.

31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

32.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

101.1	—	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and April 1, 2012; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and April 1, 2012; (iii) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and April 1, 2012; (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and April 1, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/S/ Benson F. Smith
Benson F. Smith Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ Thomas E. Powell
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  April 30, 2013