Form 10-Q
period 2013-06-30
TELEFLEX INC
filed 2013-07-31
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The registrant had 41,125,594 shares of common stock, $1.00 par value, outstanding as of July 19, 2013.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars and shares in thousands, except per share)
Net revenues	$420,059	$383,332	$831,936	$763,899
Cost of goods sold	210,569	198,968	421,926	395,421

Gross profit	209,490	184,364	410,010	368,478
Selling, general and administrative expenses	116,253	105,951	243,203	218,087
Research and development expenses	16,524	13,702	31,531	25,255
Goodwill impairment	—	—	—	332,128
Restructuring and other impairment charges	12,962	321	22,121	(1,004)
Gain on sales of businesses and assets	—	(332)	—	(332)

Income (loss) from continuing operations before interest and taxes	63,751	64,722	113,155	(205,656)
Interest expense	14,425	18,240	28,618	36,451
Interest income	(157)	(506)	(314)	(984)

Income (loss) from continuing operations before taxes	49,483	46,988	84,851	(241,123)
Taxes (benefit) on income (loss) from continuing operations	6,082	(278)	13,749	(4,276)

Income (loss) from continuing operations	43,401	47,266	71,102	(236,847)

Operating loss from discontinued operations (including gain on disposal of $2,264 for the three and six month periods in 2012)	(1,026)	(8,049)	(1,784)	(7,120)
Tax benefit on loss from discontinued operations	(260)	(3,682)	(556)	(3,358)

Loss from discontinued operations	(766)	(4,367)	(1,228)	(3,762)

Net income (loss)	42,635	42,899	69,874	(240,609)
Less: Income from continuing operations attributable to noncontrolling interest	194	286	395	513

Net income (loss) attributable to common shareholders	$42,441	$42,613	$69,479	$(241,122)

Earnings per share available to common shareholders:
Basic:
Income (loss) from continuing operations	$1.05	$1.15	$1.72	$(5.82)
Loss from discontinued operations	(0.02)	(0.11)	(0.03)	(0.09)

Net income (loss)	$1.03	$1.04	$1.69	$(5.91)

Diluted:
Income (loss) from continuing operations	$0.99	$1.14	$1.64	$(5.82)
Loss from discontinued operations	(0.01)	(0.10)	(0.03)	(0.09)

Net income (loss)	$0.98	$1.04	$1.61	$(5.91)

Dividends per common share	$0.34	$0.34	$0.68	$0.68

Weighted average common shares outstanding:
Basic	41,115	40,834	41,064	40,801
Diluted	43,429	41,076	43,238	40,801

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$43,207	$46,980	$70,707	$(237,360)
Loss from discontinued operations, net of tax	(766)	(4,367)	(1,228)	(3,762)

Net income (loss)	$42,441	$42,613	$69,479	$(241,122)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Net income (loss)	$42,635	$42,899	$69,874	$(240,609)
Other comprehensive loss, net of tax:
Foreign currency translation, net of tax of $4,461, $(13,397), $(1,353) and $(9,184) for the three and six month periods, respectively	(6,100)	(66,391)	(32,805)	(35,708)
Pension and other postretirement benefits plans adjustment, net of tax of $519, $697, $1,023 and $1,257 for the three and six month periods, respectively	866	1,358	1,956	2,336
Derivatives qualifying as hedges, net of tax of $(111), $1,057, $(7) and $2,465 for the three and six month periods, respectively	(192)	1,846	(12)	4,306

Other comprehensive loss, net of tax	(5,426)	(63,187)	(30,861)	(29,066)

Comprehensive income (loss)	37,209	(20,288)	39,013	(269,675)
Less: comprehensive income attributable to noncontrolling interest	2	44	244	349

Comprehensive income (loss) attributable to common shareholders	$37,207	$(20,332)	$38,769	$(270,024)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$281,418	$337,039
Accounts receivable, net	311,881	297,976
Inventories, net	348,608	323,347
Prepaid expenses and other current assets	27,770	28,712
Prepaid taxes	33,123	27,160
Deferred tax assets	45,971	46,882
Assets held for sale	7,935	7,963

Total current assets	1,056,706	1,069,079
Property, plant and equipment, net	311,464	297,945
Goodwill	1,240,592	1,249,456
Intangible assets, net	1,052,845	1,058,792
Investments in affiliates	1,890	2,066
Deferred tax assets	86	296
Other assets	60,554	61,863

Total assets	$3,724,137	$3,739,497

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$4,700	$4,700
Accounts payable	76,493	75,165
Accrued expenses	78,150	65,064
Current portion of contingent consideration	12,369	23,693
Payroll and benefit-related liabilities	61,115	74,586
Accrued interest	8,960	9,418
Income taxes payable	17,917	15,573
Other current liabilities	3,531	6,206

Total current liabilities	263,235	274,405
Long-term borrowings	970,825	965,280
Deferred tax liabilities	413,546	419,266
Pension and postretirement benefit liabilities	156,423	170,946
Noncurrent liability for uncertain tax positions	67,152	68,292
Other liabilities	51,429	59,771

Total liabilities	1,922,610	1,957,960
Commitments and contingencies
Total common shareholders’ equity	1,799,432	1,778,950
Noncontrolling interest	2,095	2,587

Total equity	1,801,527	1,781,537

Total liabilities and equity	$3,724,137	$3,739,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income (loss)	$69,874	$(240,609)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,228	3,762
Depreciation expense	19,876	17,148
Amortization expense of intangible assets	24,551	21,202
Amortization expense of deferred financing costs and debt discount	7,533	7,098
Stock-based compensation	5,766	4,003
In-process research and development impairment	4,494	—
Gain on sales of businesses and assets	—	(332)
Goodwill impairment	—	332,128
Deferred income taxes, net	(2,439)	(21,480)
Other	(20,260)	(2,771)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(18,084)	(13,225)
Inventories	(29,354)	2,698
Prepaid expenses and other current assets	303	8,476
Accounts payable and accrued expenses	(1,558)	(5,192)
Income taxes receivable and payable, net	(7,093)	(23,668)

Net cash provided by operating activities from continuing operations	54,837	89,238

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(36,897)	(28,893)
Proceeds from sales of businesses and assets, net of cash sold	—	17,155
Investments in affiliates	(50)	—
Payments for businesses and intangibles acquired, net of cash acquired	(36,954)	(55,697)

Net cash used in investing activities from continuing operations	(73,901)	(67,435)

Cash Flows from Financing Activities of Continuing Operations:
Decrease in notes payable and current borrowings	—	(707)
Proceeds from stock compensation plans	5,298	4,091
Payments for contingent consideration	(9,487)	(6,930)
Payments to noncontrolling interest shareholders	(736)	—
Dividends	(27,944)	(27,756)

Net cash used in financing activities from continuing operations	(32,869)	(31,302)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,437)	(8,191)
Net cash used in investing activities	—	(2,121)

Net cash used in discontinued operations	(1,437)	(10,312)

Effect of exchange rate changes on cash and cash equivalents	(2,251)	(19,286)

Net decrease in cash and cash equivalents	(55,621)	(39,097)
Cash and cash equivalents at the beginning of the period	337,039	584,088

Cash and cash equivalents at the end of the period	$281,418	$544,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity

	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2011	42,923	$42,923	$380,965	$1,847,106	$(159,353)	2,183	$(131,053)	$2,195	$1,982,783
Net income (loss)				(241,122)				513	(240,609)
Cash dividends ($0.68 per share)				(27,756)					(27,756)
Comprehensive loss					(28,902)			(164)	(29,066)
Shares issued under compensation plans	81	81	4,091			(39)	2,384		6,556
Deferred compensation			(10)			(4)	116		106

Balance at July 1, 2012	43,004	$43,004	$385,046	$1,578,228	$(188,255)	2,140	$(128,553)	$2,544	$1,692,014

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity

	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2012	43,102	$43,102	$394,384	$1,601,460	$(132,048)	2,130	$(127,948)	$2,587	$1,781,537
Net income				69,479				395	69,874
Cash dividends ($0.68 per share)				(27,944)					(27,944)
Other comprehensive loss					(30,710)			(151)	(30,861)
Distributions to noncontrolling interest shareholders								(736)	(736)
Shares issued under compensation plans	97	97	7,007			(51)	2,507		9,611
Deferred compensation			(9)			(1)	55		46

Balance at June 30, 2013	43,199	$43,199	$401,382	$1,642,996	$(162,758)	2,078	$(125,386)	$2,095	$1,801,527

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

The Company revised its Condensed Consolidated Statement of Cash Flows in the second quarter ended June 30, 2013 to reflect contingent consideration payments related to businesses acquired as a financing cash outflow. Previously, these payments were reflected as an investing cash outflow since 2011. As a result, the company has revised the Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2012 to reflect $6.9 million of contingent consideration payments as financing activities as the payments were incorrectly reported as an investing activity in previous filings. Additionally, the Company identified $5.9 million during the twelve months ended December 31, 2011, $6.9 million during the six months ended July 1, 2012 and nine months ended September 30, 2012, $17.6 million during the twelve months ended December 31, 2012 and $7.2 million during the three months ended March 31, 2013 of contingent consideration payments related to businesses acquired that were also incorrectly reported as investing activities in the statement of cash flows. There was no impact to the prior year condensed consolidated balance sheet, statement of operations and comprehensive income or statement of changes in stockholders’ equity as a result of these adjustments. These adjustments were not considered material to any previously issued financial statements. Accordingly, the Company will revise these periods in future filings.

In addition, in the third quarter of 2012, due to changes in the Company’s management and internal reporting structure, the Company’s Latin America operations were moved from the Company’s Asia, Japan and Latin America (“AJLA”) Segment into the North America Segment. As a result of this change, the North America Segment is now referred to as the Americas Segment and the AJLA Segment is now referred to as the Asia Segment. The change did not affect the Company’s reporting unit structure. The prior comparative period has been restated to reflect this change. See Note 14 for a discussion of the Company’s segments.

As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Note 2 — New accounting standards

The Company adopted the following new accounting standard as of January 1, 2013, the first day of its 2013 fiscal year:

Amendment to Comprehensive Income: In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items, on the face of the statement where net income is presented, or in the notes to the financial statements, if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about the effect of the reclassifications. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. Refer to Note 10, “Shareholders Equity,” for new disclosures pertaining to the adoption of this amendment.

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

Amendment to Income Taxes: In July 2013, the FASB issued an amendment which clarifies the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. The amendment requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforwards, similar tax losses, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from a disallowance of the uncertain

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

tax position. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company is assessing the new guidance, however, the Company does not expect the amendment to have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3 — Acquisitions

The Company made the following acquisitions during 2013, all of which were accounted for as business combinations:

•

On June 11, 2013, the Company acquired the assets of Ultimate Medical Pty. Ltd. and its affiliates, a supplier of airway management devices with a related portfolio of patented products. This acquisition complements the anesthesia product portfolio in the Company’s Critical Care division.

•

On June 6, 2013, the Company acquired Eon Surgical, Ltd., a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance surgeons’ ability to perform scarless surgery while producing better patient outcomes, which complements the product portfolio of its Surgical Care division.

The total fair value of consideration for the 2013 acquisitions is estimated at $38.5 million. Transaction expenses associated with the acquisitions, which are included in selling, general and administrative expenses on the consolidated statements of income (loss) were $0.4 million and $0.5 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2013, the Company has recorded an aggregate segment operating loss of approximately $2.9 million in connection with the businesses acquired in 2013. The results of operations of the acquired businesses and assets are included in the consolidated statements of income (loss) from their respective acquisition date. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.

In connection with these acquisitions, the Company recorded a liability of $2.8 million related to expected post-closing obligations associated with the acquired businesses, which expense is reflected in restructuring and impairment charges in the three and six months ended June 30, 2013.

The following table presents the purchase price allocation among the assets acquired and liabilities assumed in the acquisitions that occurred during the second quarter of 2013:

(Dollars in millions)
Assets
Current assets	$2.2
Property, plant and equipment	0.5
Intangible assets:
Intellectual property	2.1
Tradenames	1.1
In-process research and development	19.7
Customer lists	8.3
Goodwill	10.6

Total assets acquired	44.5

Less:
Current liabilities	1.1
Deferred tax liabilities	4.9

Liabilities assumed	6.0

Net assets acquired	$38.5

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The Company is continuing to evaluate the initial purchase price allocation of the 2013 acquisitions. Further adjustments may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed.

Among the acquired assets, intellectual property has a useful life of 10 years, customer lists have a useful life of 15 years and finite tradenames have useful lives ranging from 1 to 10 years. In-process research and development (“IPR&D”) has an indefinite life and is not amortized until development of the related project is completed, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, the Company may incur an impairment charge related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The goodwill resulting from the acquisitions primarily reflects the expected revenue growth attributable to anticipated increased market penetration from acquired and future products and customers. Goodwill and the step-up in basis of the intangible assets in connection with stock acquisitions are not deductible for tax purposes.

The Company made the following acquisitions during 2012, all of which were accounted for as business combinations:

•

On October 23, 2012, the Company acquired substantially all of the assets of LMA International N.V. (“LMA”), a global provider of laryngeal masks whose products are used in anesthesia and emergency care. On October 23, 2012, in a separate transaction, the Company also acquired the LMA branded laryngeal mask supraglottic airway business and certain other products in the United Kingdom, Ireland and Channel Islands from the shareholders of Intravent Direct Limited and affiliates. These acquisitions complement the anesthesia product portfolio in the Company’s Critical Care division.

•

On June 22, 2012, the Company acquired Hotspur Technologies Inc., a developer of catheter-based technologies designed to restore blood flow in patients with obstructed vessels. The acquired business complements the dialysis access product line in the Company’s Cardiac Care division.

•

On May 22, 2012, the Company acquired Semprus BioSciences Corp., a biomedical company that developed a long-lasting, covalently bonded, non-leaching polymer designed to reduce infections and thrombus related complications. While the Company will explore opportunities to apply this technology to a broad array of its product offerings, the initial focus for the technology will be with respect to vascular devices within the Company’s Critical Care division.

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

In connection with the acquisitions, the Company agreed to pay contingent consideration based on the achievement of specified objectives, including obtaining regulatory approvals and achieving sales targets. The total fair value of consideration for the 2012 acquisitions was estimated at $422.2 million at the time of the acquisitions, which included the initial payments of $367.9 million in cash and the estimated fair value of the contingent consideration of $55.8 million, partially offset by a $1.5 million favorable working capital adjustment. Based upon the contingent consideration terms as of the respective acquisition dates, the range of undiscounted contingent consideration the Company could be required to pay is $2.0 million to $90.0 million. For further information on contingent consideration, see Note 9, “Fair Value Measurement.”

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Note 4 — Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for the three and six months ended June 30, 2013 and July 1, 2012 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in thousands)
LMA restructuring program	$3,941	$—	$6,596	$—
2013 restructuring charges	7,350	—	7,830	—
2012 restructuring charges	1,616	265	3,066	871
2007 Arrow integration program	55	56	135	(1,875)
In-process research and development impairment	—	—	4,494	—

Restructuring and other impairment charges	$12,962	$321	$22,121	$(1,004)

The Company did not incur any expenses related to its 2011 restructuring program during the three and six month periods ended June 30, 2013 or July 1, 2012.

LMA Restructuring Program

In connection with the acquisition of LMA, the Company formulated a plan related to the integration of the LMA business and the Company’s businesses. The integration plan focuses on the closure of the LMA business’ corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. The charges associated with this restructuring program that are included in restructuring and other impairment charges during the three and six month periods ended June 30, 2013 were as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Dollars in thousands)
Termination benefits	$802	$2,826
Facility closure costs	293	374
Contract termination costs	2,839	3,281
Other restructuring costs	7	115

	$3,941	$6,596

A reconciliation of the changes in accrued liabilities associated with the LMA restructuring program from December 31, 2012 through June 30, 2013 is set forth in the following table:

	Termination benefits	Facility Closure Costs	Contract Termination Costs	Other Restructuring Costs	Total
	(Dollars in thousands)
Balance at December 31, 2012	$1,744	$—	$277	$12	$2,033
Subsequent accruals	2,826	374	3,281	115	6,596
Cash payments	(2,766)	(100)	(3,155)	(67)	(6,088)
Foreign currency translation	(28)	(2)	(7)	(12)	(49)

Balance at June 30, 2013	$1,776	$272	$396	$48	$2,492

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

As of June 30, 2013, the Company expects to incur additional restructuring charges of approximately $5 million over the remaining life of the program. Of this amount, $4 million relates to the termination of certain distributor agreements and $1 million relates to employee termination, facility closure and other costs.

2013 Restructuring Charges

The Company regularly evaluates opportunities to consolidate facilities, lower costs and improve operating efficiencies. In 2013, the Company initiated programs to consolidate manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company will incur costs related to reductions in force, facility closure, contract termination and other costs. For the three and six month periods ended June 30, 2013, the Company incurred restructuring charges of $7.4 million and $7.8 million, respectively, primarily related to reductions in force, contract termination costs and charges related to expected post-closing obligations associated with its acquired businesses. As of June 30, 2013, the Company has a reserve of $3.2 million in connection with these projects.

2012 Restructuring Charges

In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse; and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. These projects will entail costs related to reductions in force, contract terminations related distributor agreements and leases, and facility closure and other costs. For the three and six month periods ended June 30, 2013, the Company incurred restructuring charges of $1.6 million and $3.1 million, respectively, related to the aforementioned cost categories. As of June 30, 2013, the Company has a reserve of $3.3 million in connection with these projects.

2011 Restructuring Program

In 2011, the Company initiated a restructuring program at three facilities to consolidate operations and reduce costs. As of June 30, 2013, in connection with this program, the Company has a reserve of $1.5 million, which primarily relates to contract termination costs associated with a leased facility that the Company has partially vacated. The Company expects to incur additional contract termination costs of approximately $2.7 million associated with the lease termination when it has vacated the remaining portion of the premises in 2014. The payment of the lease contract termination costs will continue until 2015.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

2007 Arrow Integration Program

In connection with the Company’s acquisition of Arrow International, Inc. (“Arrow”), the Company implemented a program in 2007 to integrate Arrow’s businesses into the Company’s other businesses. The aspects of this program that affect Teleflex employees and facilities (such aspects being referred to as the “2007 Arrow integration program”) are charged to earnings and classified as restructuring and impairment charges. As of June 30, 2013, the Company has a reserve of $0.4 million in connection with this program. The following table provides information relating to the charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges in the condensed consolidated statements of income (loss) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Facility closure costs	$55	$56	$135	$148
Contract termination costs	—	—	—	(2,023)

	$55	$56	$135	$(1,875)

In 2012, the Company reversed approximately $2.0 million of contract termination costs related to a settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the Company’s acquisition of Arrow.

As of June 30, 2013, the Company expects future restructuring expenses associated with the 2007 Arrow integration program, if any, to be nominal.

In-process research and development impairment

During the first quarter of 2013, the Company recorded a $4.5 million IPR&D charge pertaining to a research and development project associated with the Axiom acquisition because technological feasibility had not yet been achieved and the Company determined that such technology had no future alternative use.

Note 5 — Impairment of goodwill

In the first quarter of 2012, due to a change in the Company’s reporting structure, the Company performed goodwill impairment tests and determined that three of the reporting units in the North America Segment were impaired. The Company recorded goodwill impairment charges of $220 million in the Vascular reporting unit, $107 million in the Anesthesia/Respiratory reporting unit and $5 million in the Cardiac reporting unit. For further information on the goodwill impairment, see Note 5 to the Company’s 2012 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2012.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Note 6 — Inventories, net

Inventories as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Raw materials	$89,516	$84,636
Work-in-process	38,889	47,440
Finished goods	249,882	222,974

	378,287	355,050
Less: Inventory reserve	(29,679)	(31,703)

Inventories, net	$348,608	$323,347

Note 7 — Goodwill and other intangible assets, net

The following table provides information relating to changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2013:

	Americas Segment	EMEA Segment	Asia Segment	OEM Segment	Total
	(Dollars in thousands)
Balance as of December 31, 2012
Goodwill	$1,086,707	$353,282	$141,595	$—	$1,581,584
Accumulated impairment losses	(332,128)	—	—	—	(332,128)

	754,579	353,282	141,595	—	1,249,456
Goodwill related to acquisitions	5,278	5,370	—	—	10,648
Purchase accounting adjustment	(1,733)	—	—	—	(1,733)
Translation adjustment	(1,052)	(8,784)	(7,943)	—	(17,779)
Balance as of June 30, 2013
Goodwill	1,089,200	349,868	133,652	—	1,572,720
Accumulated impairment losses	(332,128)	—	—	—	(332,128)

	$757,072	$349,868	$133,652	$—	$1,240,592

The following table provides information, as of June 30, 2013 and December 31, 2012, regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Customer relationships	$584,064	$580,151	$(154,456)	$(141,520)
In-process research and development (“IPR&D”)	68,376	53,157	—	—
Intellectual property	277,155	276,458	(103,639)	(95,967)
Distribution rights	16,532	16,567	(14,093)	(13,880)
Trade names	381,367	384,131	(2,461)	(305)

	$1,327,494	$1,310,464	$(274,649)	$(251,672)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

During the first quarter of 2013, the Company recorded a $4.5 million IPR&D charge. See Note 4, “Restructuring and other impairment charges” for additional information.

At the beginning of 2013, due to a Company rebranding strategy, the Company reassessed the useful life of its Taut tradename, which had a carrying value of $4.5 million at January 1, 2013, and reclassified it from an indefinite lived intangible asset to a finite lived intangible asset with a useful life of eight years.

Amortization expense related to intangible assets was $12.1 million and $10.7 million for the three months ended June 30, 2013 and July 1, 2012, respectively, and $24.6 million and $21.2 million for the six months ended June 30, 2013 and July 1, 2012, respectively. Estimated annual amortization expense for the remainder of 2013 and the next four succeeding years is as follows (dollars in thousands):

2013	$25,200
2014	46,700
2015	44,400
2016	44,100
2017	43,700

Note 8 — Financial instruments

The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and thereafter is recognized in the statement of income (loss) in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 9, “Fair value measurement” for additional information.

The following table presents the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012:

	June 30, 2013 Fair Value	December 31, 2012 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Prepaid expenses and other current assets	$466	$1,279

Total asset derivatives	$466	$1,279

Liability derivatives:
Foreign exchange contracts:
Other current liabilities	$1,212	$598

Total liability derivatives	$1,212	$598

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”) for the three and six months ended June 30, 2013 and July 1, 2012:

	After Tax Gain/(Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Interest rate swap	$—	$2,317	$—	$4,703
Foreign exchange contracts	(192)	(471)	(12)	(397)

Total	$(192)	$1,846	$(12)	$4,306

See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”).

There was no ineffectiveness related to the Company’s derivatives for the three and six months ended June 30, 2013 and July 1, 2012.

Based on exchange rates at June 30, 2013, approximately $0.4 million of unrealized losses, net of tax, within AOCI are expected to be reclassified from AOCI to the statement of income (loss) during the next twelve months. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.

In 2011, the Company terminated its interest rate swap covering a notional amount of $350 million designated as a hedge against the variability of the cash flows in the interest payments under the Company’s term loan. The $11.7 million pre-tax value of the interest rate swap was amortized as interest expense over the remaining term of the hedge agreement. As of the end of the third quarter of 2012, all unrealized losses within AOCI associated with this interest rate swap were reclassified into the statement of income (loss).

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

In light of the disruptions in global economic markets, the Company instituted enhanced measures within countries where the Company has collectability concerns to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts. Such measures included, among others, monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer problems. In addition, for some of the Company’s non-government customers, the Company instituted measures designed to reduce its risk exposures, including issuing dunning letters, reducing credit limits, requiring that payments accompany orders and instituting legal action with respect to delinquent accounts. With respect to government customers, the Company evaluates receivables for potential collection risks associated with the availability of government funding and reimbursement practices.

Some of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided. Collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal, resulted in an increase in the allowance for doubtful accounts related to these countries. If the financial condition of these customers or the healthcare systems in these countries continue to deteriorate such that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy, Greece and Portugal and the percentage of the Company’s total accounts receivable, net of the allowance for doubtful accounts, represented by the net accounts receivable in those countries at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Accounts receivable (net of allowances of $7.9 million and $6.3 million at June 30, 2013 and December 31, 2012, respectively) in Spain, Italy, Greece and Portugal	$113,494	$101,009
Percentage of total accounts receivable, net	36%	34%

For the six months ended June 30, 2013 and July 1, 2012, net revenues from customers in Spain, Italy, Greece and Portugal were $73.7 million and $72.8 million, respectively.

Note 9 — Fair value measurement

For a description of the fair value hierarchy, see Note 11 to the Company’s 2012 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2012.

The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013 and December 31, 2012:

	Total carrying value at June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$5,376	$5,376	$—	$—
Derivative assets	466	—	466	—
Derivative liabilities	1,212	—	1,212	—
Contingent consideration liabilities	32,473	—	—	32,473

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Total carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$4,785	$4,785	$—	$—
Derivative assets	1,279	—	1,279	—
Derivative liabilities	598	—	598	—
Contingent consideration liabilities	51,196	—	—	51,196

There were no transfers of financial assets or liabilities carried at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the six months ended June 30, 2013.

The following table provides information regarding changes in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions, including those described in Note 3, during the period ended June 30, 2013:

Contingent consideration
2013
(Dollars in thousands)
Balance — January 1, 2013	$51,196
Payment	(10,927)
Revaluations	(7,757)
Translation adjustment	(39)

Balance — June 30, 2013	$32,473

The Company reduced contingent consideration liabilities and selling, general and administrative expense by approximately $6.6 million and $8.1 million for the three and six month periods ended June 30, 2013, respectively, after determining that certain conditions for the payment of certain contingent consideration would not be satisfied.

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of June 30, 2013 is $970.8 million. The Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile to determine the fair value of its debt. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt by fair value hierarchy level as of June 30, 2013:

Fair value of debt
(Dollars in thousands)
Level 1	$808,750
Level 2	378,855

Total	$1,187,605

In the third quarter of 2013, the Company refinanced its $375 million term loan. See Note 17 for further discussion on the refinancing.

In the first quarter of 2012, the Company recorded a goodwill impairment charge of $332 million based on Level 3 inputs. See Note 5 for a discussion of the goodwill impairment.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The Company accounts for contingent consideration in accordance with applicable guidance related to business combinations. In connection with several of its acquisitions, the Company agreed to pay contingent consideration upon the achievement of specified objectives, including obtaining regulatory approvals, achieving sales targets and, in some instances, the passage of time (collectively, “milestone payments”), and therefore recorded contingent consideration liabilities at the time of the acquisitions. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.

It is estimated that milestone payments will occur in 2013 and may extend until 2018 or later. As of June 30, 2013, the range of undiscounted amounts the Company could be required to pay for contingent consideration arrangements is between $5.0 million and $84.9 million. The Company determines the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

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

The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	2%-10% (6%)
		Probability of payment	0%-100% (45%)

As of June 30, 2013, of the $32.5 million of total recorded liabilities for contingent consideration, the Company has recorded approximately $12.4 million in Current portion of contingent consideration and the remaining $20.1 million in Other liabilities.

Note 10 — Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through June 30, 2013, no shares have been purchased under this Board authorization.

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Shares in thousands)
Basic	41,115	40,834	41,064	40,801
Dilutive effect of share based awards	374	221	384	—
Dilutive effect of 3.875% Convertible Notes and warrants	1,940	21	1,790	—

Diluted	43,429	41,076	43,238	40,801

The 3.875% Convertible Senior Subordinated Notes due 2017 are included in the dilutive net income per share calculation using the treasury stock method only during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $61.32 per share, and, therefore, the impact of conversion would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. The Company separately analyzes the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money, assuming the proceeds from the exercise of the warrant are used to repurchase shares based on the average stock price during the period. The strike price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 0.4 million and 0.3 million for the three and six month periods ended June 30, 2013. The warrants had no dilutive impact for the three and six month periods ended July 1, 2012. The total number of shares that could potentially be included if the warrants were exercised is approximately 7.8 million at June 30, 2013.

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share was approximately 7.9 million for both the three and six month periods ended June 30, 2013, respectively, and approximately 8.8 million and 9.0 million for the three and six month periods ended July 1, 2012, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2013 and July 1, 2012:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2012	$(381)	$(127,257)	$(4,410)	$(132,048)
Other comprehensive income (loss) before reclassifications	362	(452)	(32,654)	(32,744)
Amounts reclassified from accumulated other comprehensive income (loss)	(374)	2,408	—	2,034

Net current-period other comprehensive income (loss)	(12)	1,956	(32,654)	(30,710)

Balance at June 30, 2013	$(393)	$(125,301)	$(37,064)	$(162,758)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2011	$(7,257)	$(134,548)	$(17,548)	$(159,353)
Other comprehensive income (loss) before reclassifications	157	33	(35,544)	(35,354)
Amounts reclassified from accumulated other comprehensive income	4,149	2,303	—	6,452

Net current-period other comprehensive income	4,306	2,336	(35,544)	(28,902)

Balance at July 1, 2012	$(2,951)	$(132,212)	$(53,092)	$(188,255)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The following table provides information relating to the reclassifications of losses/(gain) in accumulated other comprehensive income into expense/(income), net of tax, for the three and six months ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Gains and losses on cash flow hedges:
Interest Rate Contracts:
Interest expense	$—	$3,643	$—	$7,394
Foreign Exchange Contracts:
Cost of goods sold	(194)	130	(696)	(767)

Total before tax	(194)	3,773	(696)	6,627
Tax expense	95	(1,391)	322	(2,478)

Net of tax	$(99)	$2,382	$(374)	$4,149

Amortization of pension and other postretirement benefits items:
Actuarial losses/(gains)(1)	$1,618	$1,708	$3,764	$3,418
Prior-service costs(1)	(6)	(6)	(11)	(12)
Transition obligation(1)	1	23	2	49
Settlement charge(1)	—	111	—	111

Total before tax	1,613	1,836	3,755	3,566
Tax expense	(660)	(651)	(1,347)	(1,263)

Net of tax	$953	$1,185	$2,408	$2,303

Total reclassifications, net of tax	$854	$3,567	$2,034	$6,452

(1)	These accumulated other comprehensive income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 12, “Pension and other postretirement benefits” for additional information).

Note 11 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Effective income tax rate	12.3%	(0.6)%	16.2%	1.8%

The effective income tax rate for the three months and six months ended June 30, 2013 was 12.3% and 16.2%, respectively, compared to (0.6)% and 1.8% for the three months and six months ended July 1, 2012, respectively. The effective tax rate for the three and six months ended June 30, 2013 was impacted by the realization of net tax benefits resulting from the resolution of a foreign tax matter and the expiration of statutes of limitation for a US state matter. The effective tax rate for the three months ended July 1, 2012 was impacted by (i) a $7.7 million tax benefit on the settlement of foreign tax audits and (ii) an approximate $5.0 million reduction in deferred tax liability resulting from a reduction in tax expense associated with potential future repatriation of non-permanently reinvested foreign earnings. In addition to the aforementioned items, the effective tax rate for the six months ended July 1, 2012, was also impacted by a $332 million goodwill impairment charge recorded in the first quarter of 2012, for which only $45 million was tax deductible.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Note 12 — Pension and other postretirement benefits

The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of June 30, 2013, the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, except certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are effectively frozen.

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Postretirement Benefits Three Months Ended		Pension Six Months Ended		Postretirement Benefits Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Service cost	$464	$711	$161	$158	$929	$1,389	$325	$316
Interest cost	4,142	4,125	542	473	8,281	8,251	1,541	946
Expected return on Plan assets	(5,774)	(5,042)	—	—	(11,544)	(10,085)	—	—
Net amortization and deferral	1,414	1,604	202	122	2,824	3,210	932	245
Settlement charge	—	(124)	—	—	—	(124)	—	—
Curtailment charge	—	111	—	—	—	111	—	—

Net benefit cost	$246	$1,385	$905	$753	$490	$2,752	$2,798	$1,507

The Company’s pension contributions are expected to be approximately $17.5 million during 2013, of which $1.9 million and $13.6 million were made during the three and six months ended June 30, 2013, respectively.

Note 13 — Commitments and contingent liabilities

Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. As of June 30, 2013, the Company has recorded approximately $0.4 million in accrued liabilities related to warranties.

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the terms of the applicable lease agreement. At June 30, 2013, the Company had no residual value guarantees related to its operating leases.

Environmental: The Company is subject to contingencies as a result of environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U.S. Resource Conservation and Recovery Act and similar state laws. These laws require the Company to undertake certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 30, 2013, the Company has recorded approximately $2.2 million in accrued liabilities and approximately $6.7 million in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of June 30, 2013. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of June 30, 2013, the most significant tax examinations in process are in the U.S., Canada, the Czech Republic, Germany and Austria. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or to adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

The following tables present the Company’s segment results for the three and six months ended June 30, 2013 and July 1, 2012:

	Three Months Ended June 30, 2013
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external	$199,698	$137,842	$50,409	$32,110	$420,059
Segment depreciation and amortization	16,690	6,597	1,187	1,145	25,619
Segment operating profit(1)	33,599	18,576	16,804	7,734	76,713
Segment expenditures for property, plant and equipment	16,408	3,270	139	1,127	20,944
Restructuring and other impairment charges	4,314	7,913	147	588	12,962
Intersegment revenues	29,723	38,064	10,864	132

	Three Months Ended July 1, 2012
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external	$176,800	$126,898	$43,654	$35,980	$383,332
Segment depreciation and amortization	15,546	5,349	826	1,057	22,778
Segment operating profit(1)	24,126	19,634	12,650	8,301	64,711
Segment expenditures for property, plant and equipment	8,525	3,677	55	3,292	15,549
Restructuring and other impairment charges	280	41	—	—	321
Intersegment revenues	35,876	17,532	—	150

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Six Months Ended June 30, 2013
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external	$395,451	$280,260	$92,777	$63,448	$831,936
Segment depreciation and amortization	33,710	13,631	2,372	2,247	51,960
Segment operating profit(1)	54,377	37,684	29,121	14,094	135,276
Segment assets	1,976,710	1,000,147	240,029	42,205	3,259,091
Segment expenditures for property, plant and equipment	28,712	5,990	173	1,704	36,579
Restructuring and other impairment charges	12,081	9,207	245	588	22,121
Intersegment revenues	69,322	73,290	21,547	210

	Six Months Ended July 1, 2012
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external	$357,137	$261,498	$77,613	$67,651	$763,899
Segment depreciation and amortization	31,043	10,847	1,594	1,964	45,448
Segment operating profit(1)	48,852	40,644	22,110	13,530	125,136
Segment assets	1,841,535	748,659	202,685	37,683	2,830,562
Segment expenditures for property, plant and equipment	15,755	6,372	62	6,493	28,682
Restructuring and other impairment charges	(1,650)	646	—	—	(1,004)
Intersegment revenues	75,688	35,099	—	288

(1)	Segment operating profit includes a segment’s net revenues from external customers reduced by its cost of goods sold, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Segment operating profit excludes goodwill impairment charges, restructuring and impairment charges, interest income and expense and taxes on income.

The following tables present reconciliations of segment results to the Company’s condensed consolidated income (loss) from continuing operations before interest and taxes for the three and six months ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Reconciliation of Segment Operating Profit to Income (Loss) from Continuing Operations Before Interest and Taxes
Segment operating profit	$76,713	$64,711	$135,276	$125,136
Goodwill impairment	—	—	—	(332,128)
Restructuring and other impairment charges	(12,962)	(321)	(22,121)	1,004
Gain on sales of businesses and assets	—	332	—	332

Income (loss) from continuing operations before interest and taxes	$63,751	$64,722	$113,155	$(205,656)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Reconciliation of Segment Assets to Condensed Consolidated Total Assets
Segment assets	$3,259,091	$2,830,562
Corporate assets	457,111	722,370
Assets held for sale	7,935	53,890

Total assets	$3,724,137	$3,606,822

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Reconciliation of Segment Expenditures for Property, Plant and Equipment to Condensed Consolidated Total Expenditures for Property, Plant and Equipment
Segment expenditures for property, plant and equipment	$20,944	$15,549	$36,579	$28,682
Corporate expenditures for property, plant and equipment	318	14	318	211

Total expenditures for property, plant and equipment	$21,262	$15,563	$36,897	$28,893

Note 15 — Condensed consolidated guarantor financial information

In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2013 and July 1, 2012, condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 and condensed consolidated statements of cash flows for the six month periods ended June 30, 2013 and July 1, 2012, each of which are set forth below, provide consolidated information for:

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$248,012	$239,147	$(67,100)	$420,059
Cost of goods sold	—	143,732	136,322	(69,485)	210,569

Gross profit	—	104,280	102,825	2,385	209,490
Selling, general and administrative expenses	14,899	59,336	42,418	(400)	116,253
Research and development expenses	—	14,082	2,442	—	16,524
Restructuring and other impairment charges	—	1,511	11,451	—	12,962

Income (loss) from continuing operations before interest and taxes	(14,899)	29,351	46,514	2,785	63,751
Interest expense	33,655	(21,017)	1,787	—	14,425
Interest income	3	—	(160)	—	(157)

Income (loss) from continuing operations before taxes	(48,557)	50,368	44,887	2,785	49,483
Taxes (benefit) on income (loss) from continuing operations	(17,287)	13,729	9,515	125	6,082
Equity in net income of consolidated subsidiaries	74,433	31,599	—	(106,032)	—

Income from continuing operations	43,163	68,238	35,372	(103,372)	43,401

Operating loss from discontinued operations	(1,026)	—	—	—	(1,026)
Taxes (benefit) on loss from discontinued operations	(304)	—	44	—	(260)

Loss from discontinued operations	(722)	—	(44)	—	(766)

Net income	42,441	68,238	35,328	(103,372)	42,635
Less: Income from continuing operations attributable to noncontrolling interests	—	—	194	—	194

Net income attributable to common shareholders	42,441	68,238	35,134	(103,372)	42,441
Other comprehensive loss attributable to common shareholders	(5,234)	(1,224)	(3,559)	4,783	(5,234)

Comprehensive income attributable to common shareholders	$37,207	$67,014	$31,575	$(98,589)	$37,207

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended July 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$235,051	$204,785	$(56,504)	$383,332
Cost of goods sold	—	137,054	118,186	(56,272)	198,968

Gross profit	—	97,997	86,599	(232)	184,364
Selling, general and administrative expenses	12,929	59,789	32,580	653	105,951
Research and development expenses	—	12,012	1,690	—	13,702
Restructuring and other impairment charges	—	280	41	—	321
Gain on sales of businesses and assets	(116,194)	—	(332)	116,194	(332)

Income from continuing operations before interest and taxes	103,265	25,916	52,620	(117,079)	64,722
Interest expense	36,626	(20,054)	1,668	—	18,240
Interest income	(128)	—	(378)	—	(506)

Income from continuing operations before taxes	66,767	45,970	51,330	(117,079)	46,988
Taxes (benefit) on income from continuing operations	(17,209)	16,829	723	(621)	(278)
Equity in net income of consolidated subsidiaries	(40,616)	47,764	—	(7,148)	—

Income from continuing operations	43,360	76,905	50,607	(123,606)	47,266

Operating income (loss) from discontinued operations	(1,037)	(9,265)	2,253	—	(8,049)
Taxes (benefit) on income (loss) from discontinued operations	(290)	(3,521)	129	—	(3,682)

Income (loss) from discontinued operations	(747)	(5,744)	2,124	—	(4,367)

Net income	42,613	71,161	52,731	(123,606)	42,899
Less: Income from continuing operations attributable to noncontrolling interests	—	—	286	—	286

Net income attributable to common shareholders	42,613	71,161	52,445	(123,606)	42,613
Other comprehensive loss attributable to common shareholders	(62,945)	(76,659)	(62,453)	139,112	(62,945)

Comprehensive loss attributable to common shareholders	$(20,332)	$(5,498)	$(10,008)	$15,506	$(20,332)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$502,868	$469,952	$(140,884)	$831,936
Cost of goods sold	—	296,436	267,895	(142,405)	421,926

Gross profit	—	206,432	202,057	1,521	410,010
Selling, general and administrative expenses	31,827	126,492	85,090	(206)	243,203
Research and development expenses	—	27,089	4,442	—	31,531
Restructuring and other impairment charges	—	9,278	12,843	—	22,121

Income (loss) from continuing operations before interest and taxes	(31,827)	43,573	99,682	1,727	113,155
Interest expense	67,190	(42,144)	3,572	—	28,618
Interest income	(3)	—	(311)	—	(314)

Income (loss) from continuing operations before taxes	(99,014)	85,717	96,421	1,727	84,851
Taxes (benefit) on income (loss) from continuing operations	(35,746)	27,980	20,739	776	13,749
Equity in net income of consolidated subsidiaries	134,253	65,749	—	(200,002)	—

Income from continuing operations	70,985	123,486	75,682	(199,051)	71,102

Operating income (loss) from discontinued operations	(2,152)	—	368	—	(1,784)
Taxes (benefit) on income (loss) from discontinued operations	(646)	—	90	—	(556)

Income (loss) from discontinued operations	(1,506)	—	278	—	(1,228)

Net income	69,479	123,486	75,960	(199,051)	69,874
Less: Income from continuing operations attributable to noncontrolling interests	—	—	395	—	395

Net income attributable to common shareholders	69,479	123,486	75,565	(199,051)	69,479
Other comprehensive loss attributable to common shareholders	(30,710)	(33,350)	(27,372)	60,722	(30,710)

Comprehensive income attributable to common shareholders	$38,769	$90,136	$48,193	$(138,329)	$38,769

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended July 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$473,548	$409,706	$(119,355)	$763,899
Cost of goods sold	—	278,961	233,622	(117,162)	395,421

Gross profit	—	194,587	176,084	(2,193)	368,478
Selling, general and administrative expenses	28,569	121,377	67,831	310	218,087
Research and development expenses	—	21,919	3,336	—	25,255
Goodwill impairment	—	331,779	349	—	332,128
Restructuring and other impairment charges	—	(1,650)	646	—	(1,004)
Gain on sales of businesses and assets	(116,194)	—	(332)	116,194	(332)

Income (loss) from continuing operations before interest and taxes	87,625	(278,838)	104,254	(118,697)	(205,656)
Interest expense	73,101	(40,240)	3,590	—	36,451
Interest income	(253)	(8)	(723)	—	(984)

Income (loss) from continuing operations before taxes	14,777	(238,590)	101,387	(118,697)	(241,123)
Taxes (benefit) on income (loss) from continuing operations	(35,061)	17,193	14,495	(903)	(4,276)
Equity in net income of consolidated subsidiaries	(290,814)	78,760	—	212,054	—

Income (loss) from continuing operations	(240,976)	(177,023)	86,892	94,260	(236,847)

Operating income (loss) from discontinued operations	(91)	(9,429)	2,400	—	(7,120)
Taxes (benefit) on income (loss) from discontinued operations	55	(3,584)	171	—	(3,358)

Income (loss) from discontinued operations	(146)	(5,845)	2,229	—	(3,762)

Net income (loss)	(241,122)	(182,868)	89,121	94,260	(240,609)
Less: Income from continuing operations attributable to noncontrolling interests	—	—	513	—	513

Net income (loss) attributable to common shareholders	(241,122)	(182,868)	88,608	94,260	(241,122)
Other comprehensive loss attributable to common shareholders	(28,902)	(43,257)	(34,766)	78,023	(28,902)

Comprehensive income (loss) attributable to common shareholders	$(270,024)	$(226,125)	$53,842	$172,283	$(270,024)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$28,093	$—	$253,325	$—	$281,418
Accounts receivable, net	1,325	845,867	540,488	(1,075,799)	311,881
Inventories, net	—	213,247	149,733	(14,372)	348,608
Prepaid expenses and other current assets	7,010	4,735	16,025	—	27,770
Prepaid taxes	15,872	—	17,251	—	33,123
Deferred tax assets	14,051	24,227	7,693	—	45,971
Assets held for sale	—	2,740	5,195	—	7,935

Total current assets	66,351	1,090,816	989,710	(1,090,171)	1,056,706
Property, plant and equipment, net	7,347	185,529	118,588	—	311,464
Goodwill	—	710,786	529,806	—	1,240,592
Intangibles assets, net	—	758,520	294,325	—	1,052,845
Investments in affiliates	5,326,916	1,290,138	21,263	(6,636,427)	1,890
Deferred tax assets	58,641	—	2,994	(61,549)	86
Other assets	32,229	2,738,907	476,276	(3,186,858)	60,554

Total assets	$5,491,484	$6,774,696	$2,432,962	$(10,975,005)	$3,724,137

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,700	$—	$4,700
Accounts payable	81,392	957,737	116,534	(1,079,170)	76,493
Accrued expenses	17,613	23,912	36,625	—	78,150
Current portion of contingent consideration	—	11,761	608	—	12,369
Payroll and benefit-related liabilities	26,876	7,356	26,883	—	61,115
Accrued interest	8,956	—	4	—	8,960
Income taxes payable	—	—	17,917	—	17,917
Other current liabilities	1,212	427	1,892	—	3,531

Total current liabilities	136,049	1,001,193	205,163	(1,079,170)	263,235
Long-term borrowings	970,825	—	—	—	970,825
Deferred tax liabilities	—	418,108	56,987	(61,549)	413,546
Pension and other postretirement benefit liabilities	99,994	37,598	18,831	—	156,423
Noncurrent liability for uncertain tax positions	14,496	25,728	26,928	—	67,152
Other liabilities	2,470,688	20,372	749,181	(3,188,812)	51,429

Total liabilities	3,692,052	1,502,999	1,057,090	(4,329,531)	1,922,610
Total common shareholders’ equity	1,799,432	5,271,697	1,373,777	(6,645,474)	1,799,432
Noncontrolling interest	—	—	2,095	—	2,095

Total equity	1,799,432	5,271,697	1,375,872	(6,645,474)	1,801,527

Total liabilities and equity	$5,491,484	$6,774,696	$2,432,962	$(10,975,005)	$3,724,137

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$70,860	$1,989	$264,190	$—	$337,039
Accounts receivable, net	2,147	774,280	511,609	(990,060)	297,976
Inventories, net	—	202,748	136,492	(15,893)	323,347
Prepaid expenses and other current assets	7,769	5,294	15,649	—	28,712
Prepaid taxes	11,079	—	19,217	(3,136)	27,160
Deferred tax assets	13,987	27,130	6,810	(1,045)	46,882
Assets held for sale	—	2,738	5,225	—	7,963

Total current assets	105,842	1,014,179	959,192	(1,010,134)	1,069,079
Property, plant and equipment, net	7,258	168,451	122,236	—	297,945
Goodwill	—	702,947	546,509	—	1,249,456
Intangibles assets, net	—	782,631	276,161	—	1,058,792
Investments in affiliates	5,226,567	1,281,201	21,379	(6,527,081)	2,066
Deferred tax assets	59,644	—	3,197	(62,545)	296
Other assets	33,937	2,707,264	720,184	(3,399,522)	61,863

Total assets	$5,433,248	$6,656,673	$2,648,858	$(10,999,282)	$3,739,497

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,700	$—	$4,700
Accounts payable	80,495	873,754	114,140	(993,224)	75,165
Accrued expenses	11,338	20,471	33,255	—	65,064
Current portion of contingent consideration	—	21,115	2,578	—	23,693
Payroll and benefit-related liabilities	24,633	19,799	30,154	—	74,586
Accrued interest	9,413	—	5	—	9,418
Income taxes payable	—	—	18,709	(3,136)	15,573
Other current liabilities	598	1,131	5,522	(1,045)	6,206

Total current liabilities	126,477	936,270	209,063	(997,405)	274,405
Long-term borrowings	965,280	—	—	—	965,280
Deferred tax liabilities	—	427,146	54,664	(62,544)	419,266
Pension and other postretirement benefit liabilities	114,257	37,269	19,420	—	170,946
Noncurrent liability for uncertain tax positions	13,131	28,440	26,721	—	68,292
Other liabilities	2,435,153	35,543	991,327	(3,402,252)	59,771

Total liabilities	3,654,298	1,464,668	1,301,195	(4,462,201)	1,957,960
Total common shareholders’ equity	1,778,950	5,192,005	1,345,076	(6,537,081)	1,778,950
Noncontrolling interest	—	—	2,587	—	2,587

Total equity	1,778,950	5,192,005	1,347,663	(6,537,081)	1,781,537

Total liabilities and equity	$5,433,248	$6,656,673	$2,648,858	$(10,999,282)	$3,739,497

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(61,271)	$46,124	$69,984	$54,837

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(711)	(28,617)	(7,569)	(36,897)
Investments in affiliates	(50)	—	—	(50)
Payments for businesses and intangibles acquired, net of cash acquired	—	1,500	(38,454)	(36,954)

Net cash used in investing activities from continuing operations	(761)	(27,117)	(46,023)	(73,901)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from stock compensation plans	5,298	—	—	5,298
Dividends	(27,944)	—	—	(27,944)
Payments for contingent consideration	—	(7,922)	(1,565)	(9,487)
Payments to noncontrolling interest shareholders	—	—	(736)	(736)
Intercompany transactions	42,748	(13,074)	(29,674)	—

Net cash provided by (used in) financing activities from continuing operations	20,102	(20,996)	(31,975)	(32,869)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(837)	—	(600)	(1,437)

Net cash used in discontinued operations	(837)	—	(600)	(1,437)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,251)	(2,251)

Net decrease in cash and cash equivalents	(42,767)	(1,989)	(10,865)	(55,621)
Cash and cash equivalents at the beginning of the period	70,860	1,989	264,190	337,039

Cash and cash equivalents at the end of the period	$28,093	$—	$253,325	$281,418

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended July 1, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(76,757)	$109,847	$56,148	$89,238

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(4,349)	(15,700)	(8,844)	(28,893)
Proceeds from sales of businesses and assets, net of cash sold	—	—	17,155	17,155
Payments for businesses and intangibles acquired, net of cash acquired	—	(52,404)	(3,293)	(55,697)

Net cash (used in) provided by investing activities from continuing operations	(4,349)	(68,104)	5,018	(67,435)

Cash Flows from Financing Activities of Continuing Operations:
Decrease in notes payable and current borrowings	—	(421)	(286)	(707)
Proceeds from stock compensation plans	4,091	—	—	4,091
Payments for contingent consideration	—	(6,930)	—	(6,930)
Dividends	(27,756)	—	—	(27,756)
Intercompany transactions	43,376	(33,555)	(9,821)	—

Net cash provided by (used in) financing activities from continuing operations	19,711	(40,906)	(10,107)	(31,302)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(9,475)	1,284	—	(8,191)
Net cash used in investing activities	—	(2,121)	—	(2,121)

Net cash used in discontinued operations	(9,475)	(837)	—	(10,312)

Effect of exchange rate changes on cash and cash equivalents	—	—	(19,286)	(19,286)

Net (decrease) increase in cash and cash equivalents	(70,870)	—	31,773	(39,097)
Cash and cash equivalents at the beginning of the period	114,531	—	469,557	584,088

Cash and cash equivalents at the end of the period	$43,661	$—	$501,330	$544,991

Note 16 — Divestiture-related activities

When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the statement of income (loss) line item Gain on sales of businesses and assets. During the second quarter of 2012, the Company sold a building, with a net book value of zero, that had been classified as an asset held for sale and realized a gain of approximately $0.3 million.

Discontinued Operations

The Company has recorded $1.0 million and $1.8 million of expense during the three and six month periods ended June 30, 2013, respectively, and $1.2 million and $0.2 million of expense during the three and six month periods ended July 1, 2012, respectively, associated with retained liabilities related to businesses that have been divested.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 26, 2012, the Company completed the sale of the orthopedic business of its OEM Segment to Tecomet Inc. for $45.2 million in cash and realized a loss of $39 thousand, net of tax, from the sale of the business.

The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in thousands)
Net revenues	$—	$6,637	$—	$13,827
Costs and other expenses	1,026	7,250	1,784	13,511
Goodwill impairment(1)	—	9,700	—	9,700
Gain on disposition(2)	—	2,264	—	2,264

Loss from discontinued operations before income taxes	(1,026)	(8,049)	(1,784)	(7,120)
Provision for income taxes	(260)	(3,682)	(556)	(3,358)

Loss from discontinued operations	(766)	(4,367)	(1,228)	(3,762)
Less: Income from discontinued operations attributable to noncontrolling interest	—	—	—	—

Loss from discontinued operations attributable to common shareholders	$(766)	$(4,367)	$(1,228)	$(3,762)

(1)	During the second quarter of 2012, the Company recognized a non-cash goodwill impairment charge of $9.7 million to adjust the carrying value of the orthopedic business to its estimated fair value.
(2)	The $2.3 million pre-tax gain on disposition in 2012 reflects the gain recognized on a working capital purchase price adjustment in the second quarter related to the sale of the cargo systems and cargo container businesses.

Note 17 — Subsequent event

On July 16, 2013, the Company replaced its $775 million senior credit facility comprised of a $375 million term loan and a $400 million revolving credit facility with a new $850 million senior credit facility consisting solely of a revolving credit facility. In connection with this transaction, the Company incurred transaction fees of $6.4 million, which will be recorded as a deferred asset and will be amortized over the term of the facility. Additionally, in the third quarter of 2013, in connection with the early repayment of its $375 million term loan, the Company will recognize expense of approximately $1.3 million of related unamortized debt issuance costs.

The new $850 million senior credit facility bears interest at an applicable rate elected by the Company equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.25% to 1.00%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.25% to 2.00%. As of the date of the transaction, the interest rate on the $850 million senior credit facility was 1.94% (comprised of a LIBOR rate of 0.19% plus a spread of 1.75%).

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

During the second quarter of 2013, we acquired the assets of Ultimate Medical Pty. Ltd. and its affiliates, a supplier of airway management devices with a related portfolio of patented products, which complements the anesthesia product portfolio in our Critical Care division. Also during the second quarter of 2013, we acquired Eon Surgical, Ltd., a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance surgeons’ ability to perform scarless surgery while producing better patient outcomes, which complements the product portfolio of our Surgical Care division.

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

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. We currently estimate the impact of the medical device excise tax will be approximately $12 million for 2013. For the three and six month periods ended June 30, 2013 the medical device excise tax was $2.8 million and $5.7 million, respectively, which is included in selling, general and administrative expenses.

Results of Operations

The discussion of revenues on a constant currency basis excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year. Certain financial information is presented on a rounded basis, which may cause minor differences.

Net Revenues

Information regarding net revenues by product group is provided in the following table.

	Three Months Ended		% Increase/ (Decrease)
	June 30, 2013	July 1, 2012	Constant Currency(1)	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$289.3	$253.9	14.0%	(0.1)%	13.9%
Surgical Care	78.1	72.9	6.6	0.5	7.1
Cardiac Care	20.2	20.5	(1.0)	(0.6)	(1.6)
OEM	32.1	36.0	(11.0)	0.2	(10.8)
Other	0.4	—	—	—	—

Total net revenues	$420.1	$383.3	9.6	—	9.6

	Six Months Ended		% Increase/ (Decrease)
	June 30, 2013	July 1, 2012	Constant Currency(1)	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$576.3	$510.2	13.0%	(0.1)%	12.9%
Surgical Care	152.8	145.0	5.0	0.4	5.4
Cardiac Care	39.1	41.0	(4.2)	(0.7)	(4.9)
OEM	63.5	67.7	(6.4)	0.2	(6.2)
Other	0.2	—	—	—	—

Total net revenues	$831.9	$763.9	8.9	—	8.9

(1)	Constant currency is a non-GAAP financial measure that measures the change in net revenues between current and prior year periods by excluding the impact of translating the results of international subsidiaries at different currency exchange rates from period to period. The constant currency increase/decrease percentage is calculated by translating the prior year period’s local currency net revenues into an amount reflecting the current year period’s foreign currency exchange rates and calculating the percentage difference between net revenues for the current year period and net revenues for the prior year period, as so translated. Management believes this measure is useful to investors because it eliminates items that do not reflect our day-to-day operations. In addition, management uses this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and to assist in our evaluation of period-to-period comparisons. This financial measure may not be comparable to similarly titled measures used by other companies, is presented in addition to results presented in accordance with GAAP and should not be relied upon as a substitute for GAAP financial measures.

Net revenues for the three months ended June 30, 2013, increased 9.6% to $420.1 million from $383.3 million for the three months ended July 1, 2012. The $36.8 million increase in net revenues is largely due to the businesses acquired during 2012, which generated net revenues of approximately $33.1 million, including approximately $32.5 million generated by the LMA business. Net revenues further benefited from new products ($5.1 million) primarily in the Americas, EMEA and OEM, price increases ($3.5 million) mostly in the Americas and EMEA and volume gains of $3.5 million in EMEA, on existing products and in Asia, in South East Asia and China. These increases were partly offset by volume declines of approximately $8.5 million in the Americas primarily respiratory products and Latin America and OEM, on lower sales of catheters and performance fiber products. Net revenues for the six months ended June 30, 2013 increased 8.9% to $831.9 million from $763.9 million in the six months ended July 1, 2012. The $68.0 million increase in net revenues is largely due to the businesses acquired during 2012, which generated net revenues of approximately $67.1 million, including approximately $66.0 million generated by the LMA business. Net revenues further benefited from new products ($9.4 million) primarily in the Americas, EMEA and OEM, price increases ($5.4 million) mostly in the Americas and volume gains ($2.7 million) in Asia and EMEA. These increases were partly offset by volume declines of approximately $16.5 million in the Americas, primarily in respiratory products and Latin America; and OEM, primarily on lower sales of catheters and performance fibers.

Critical Care net revenues for the three and six months ended June 30, 2013, excluding the impact of foreign currency exchange rates, increased 14.0% and 13.0%, respectively over the corresponding prior year periods. The increase in net revenues for the three months and six months ended June 30, 2013 was due to higher sales of anesthesia, vascular access and urology products. The growth in sales of anesthesia products was primarily related to the acquisition of the LMA businesses. The increase in net revenues for the three and six months ended June 30, 2013 was partially offset by a decline in sales of respiratory products.

Surgical Care net revenues for the three and six months ended June 30, 2013, excluding the impact of foreign currency exchange rates, increased 6.6% and 5.0%, respectively, over the corresponding prior year periods. The increase in net revenues for the three and six months ended June 30, 2013 was due to higher sales of ligation and access products, partially offset by a decline in sales of chest drainage and general surgical instrument products.

Cardiac Care net revenues for the three and six months ended June 30, 2013, excluding the impact of foreign currency exchange rates, decreased 1.0% and 4.2%, respectively, over the corresponding prior year periods. The decrease in net revenues for the three and six months ended June 30, 2013 was due to a decline in sales of intra-aortic balloon pumps.

OEM net revenues for the three and six months ended June 30, 2013, excluding the impact of foreign currency exchange rates, decreased 11.0% and 6.4%, respectively, over the corresponding prior year periods. The decrease in net revenues for the three and six months ended June 30, 2013 was due to a decline in sales of catheter and performance fiber products.

Gross profit

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in millions)
Gross profit	$209.5	$184.4	$410.0	$368.5
Percentage of sales	49.9%	48.1%	49.3%	48.2%

For the three months and six months ended June 30, 2013, gross profit as a percentage of revenues increased 1.8% and 1.1% compared to the corresponding prior year periods. The increases are principally due to the inclusion of higher margin sales from the LMA business in the Americas, EMEA and Asia and price increases, primarily in the Americas. In addition, gross profit in the 2012 periods was adversely affected by inventory write-offs for excess, slow moving and damaged product in AJLA. These benefits were partly offset by higher warehousing and freight costs in EMEA and Asia, including costs to consolidate distribution facilities in France.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in millions)
Selling, general and administrative	$116.3	$106.0	$243.2	$218.1
Percentage of sales	27.7%	27.6%	29.2%	28.5%

Selling, general and administrative expenses increased $10.3 million during the three months ended June 30, 2013 compared to the three months ended July 1, 2012. The increase is largely due to expenses associated with the businesses acquired (approximately $10.4 million, including $8.9 million in expenses associated with the

LMA business, the excise tax associated with the Patient Protection and Affordable Care Act (approximately $2.8 million), higher employee related expenses, foreign currency transaction losses ($1.8 million) and increases in reserves in EMEA ($1.0 million). The increases were partly offset by a $6.6 million reversal of contingent consideration, including $4.2 million related to the acquisition of Hotspur Technologies (“Hotspur”) and $2.4 million related to the acquisition of Semprus BioSciences (“Semprus”). Selling, general and administrative expenses increased $25.1 million during the six months ended June 30, 2013 compared to the six months ended July 1, 2012. The increase is largely due to expenses associated with the businesses acquired (approximately $22.1 million, including $19.2 million in expenses associated with the LMA business, the excise tax associated with the Patient Protection and Affordable Care Act (approximately $5.7 million), higher employee related expenses, foreign currency transaction losses ($2.6 million) and a litigation verdict against us with respect to a non-operating joint venture ($1.3 million). The increases were partly offset by a $8.1 million reversal of contingent consideration related to the acquisitions of Hotspur, Semprus and the assets of Axiom Technology Partners LLP ($1.4 million; the “Axiom acquisition”).

Research and development

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in millions)
Research and development	$16.5	$13.7	$31.5	$25.3
Percentage of sales	3.9%	3.6%	3.8%	3.3%

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

Interest expense

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in millions)
Interest expense	$14.4	$18.2	$28.6	$36.5
Average interest rate on debt	4.1%	4.1%	4.1%	4.2%

Interest expense decreased for the three and six months ended June 30, 2013, compared to the corresponding periods in 2012, primarily because 2012 interest expense included amortization expense related to our termination of an interest rate swap (approximately $3.6 million and $7.4 million for the three and six months ended July 1, 2012, respectively). We terminated our agreement related to the interest rate swap, covering a notional amount of $350 million, in 2011. The unrealized losses within accumulated other comprehensive income associated with our interest rate swap were reclassified into our statement of income (loss) during 2012.

Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Effective income tax rate	12.3%	(0.6)%	16.2%	1.8%

The effective income tax rate for the three months and six months ended June 30, 2013 was 12.3% and 16.2%, respectively, compared to (0.6)% and 1.8% for the three months and six months ended July 1, 2012, respectively. The effective tax rate for the three and six months ended June 30, 2013 was impacted by the realization of net tax benefits resulting from the resolution of a foreign tax matter and the expiration of statutes of limitation for a US state matter. The effective tax rate for the three months ended July 1, 2012 was impacted by (i) a $7.7 million tax benefit on the settlement of foreign tax audits and (ii) an approximate $5.0 million reduction in deferred tax liability resulting from a reduction in tax expense associated with potential future repatriation of non-permanently reinvested foreign earnings. In addition to the aforementioned items, the effective tax rate for the six months ended July 1, 2012, was also impacted by a $332 million goodwill impairment charge recorded in the first quarter of 2012, for which only $45 million was tax deductible.

Restructuring and other impairment charges

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in millions)
Restructuring and other impairment charges	$13.0	$0.3	$22.1	$(1.0)

During the three and six months ended June 30, 2013, we recorded $13.0 million and $22.1 million, respectively, in restructuring and impairment charges. For the three months ended June 30, 2013, we incurred $3.9 million of charges pertaining to termination benefit costs, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program, approximately $6.3 million primarily related to termination benefit and contract termination costs associated with other restructuring activities initiated in 2012 and 2013 and $2.8 million of charges related to expected post-closing obligations associated with acquired businesses. For the six months ended June 30, 2013, we recorded a $4.5 million write-off of an in-process research and development project associated with the Axiom acquisition, $6.6 million pertaining to termination benefit costs, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program, approximately $8.2 million primarily related to termination benefit and contract termination costs associated with other restructuring activities initiated in 2012 and 2013 and $2.8 million of charges related to expected post-closing obligations associated with acquired businesses.

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

Segment Reviews

	Three Months Ended			Six Months Ended
	June 30, 2013	July 1, 2012	% Increase/ (Decrease)	June 30, 2013	July 1, 2012	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$199.8	$176.8	13.0%	$395.4	$357.1	10.7%
EMEA	137.8	126.9	8.6	280.2	261.5	7.2
Asia	50.4	43.6	15.5	92.8	77.6	19.5
OEM	32.1	36.0	(10.8)	63.5	67.7	(6.2)

Segment net revenues	$420.1	$383.3	9.6	$831.9	$763.9	8.9

Americas	$33.6	$24.1	39.3	$54.4	$48.9	11.3
EMEA	18.6	19.6	(5.4)	37.7	40.6	(7.3)
Asia	16.8	12.7	32.8	29.1	22.1	31.7
OEM	7.7	8.3	(6.8)	14.1	13.5	4.2

Segment operating profit(1)	$76.7	$64.7	18.5	$135.3	$125.1	8.1

(1)	See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income (loss) from continuing operations before interest and taxes.

The following is a discussion of our segment operating results.

Comparison of the three and six months ended June 30, 2013 and July 1, 2012

Americas

Americas net revenues for the three months ended June 30, 2013, increased 13.0% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012, which added net revenues of approximately $20.2 million, including approximately $19.8 million generated by the LMA business; new product sales ($4.0 million), primarily of vascular and anesthesia/respiratory products; and price increases ($2.7 million), principally related to surgical care and vascular products. These increases in net revenues were partly offset by lower volumes ($4.1 million) primarily in Anesthesia/Respiratory, reflecting an order shortfall as large distributors adjust inventory levels to compensate for a shorter than expected flu season; and Latin America, due to importation restrictions in Argentina. Americas net revenues for the six months ended June 30, 2013, increased 10.7% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012, which added net revenues of approximately $38.2 million, including approximately $37.5 million generated by the LMA business; new product sales ($6.7 million), primarily of vascular and anesthesia/respiratory products; and price increases ($4.5 million), principally related to surgical care products, Latin America and vascular products. These increases in net revenues were partly offset by lower volumes ($11.2 million), primarily in Anesthesia/Respiratory, Vascular and Latin America.

Americas segment operating profit for the three months ended June 30, 2013, increased 39.3% compared to the corresponding period in 2012. The increase was primarily due to the reversal of contingent consideration related to the Hotspur and Semprus acquisitions ($5.4 million), price increases ($2.7 million), operating profit generated by the businesses acquired, which contributed $4.1 million, and new product sales ($1.2 million). The $4.1 million operating profit generated by the businesses acquired reflects the contribution of the LMA business ($8.4 million), partly offset by increased research and development costs ($2.5 million) associated with the continued investment in new technologies obtained through acquisitions and incremental net operating costs associated with the businesses acquired ($1.8 million). These increases in operating profit were partly offset by lower volume and the excise tax associated with the Patient Protection and Affordable Care Act ($2.7 million) and increases in inventory reserves. Americas segment operating profit for the six months ended June 30, 2013, increased 11.3% compared to the corresponding period in 2012. The increase in operating profit was primarily due to the reversal of contingent consideration related to the Hotspur, Semprus and Axiom acquisitions ($6.8 million), price increases ($4.5 million), the operating profit generated by the businesses acquired, which contributed $6.7 million and new product sales ($2.4 million). The $6.7 million operating profit generated by the businesses acquired reflects the contribution of the LMA business ($15.6 million), largely offset by increased research and development costs (approximately $5.6 million) associated with the continued investment in new technologies obtained through acquisitions, and incremental operating costs associated with the businesses acquired ($3.3 million). These increases in operating profit were partly offset lower volume, the excise tax associated with the Patient Protection and Affordable Care Act ($5.6 million), higher warehouse and freight costs ($2.3 million), including costs associated with the consolidation of distribution facilities, higher manufacturing costs and increases in inventory reserves.

EMEA

EMEA net revenues for the three months ended June 30, 2013, increased 8.6% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012, which added net revenues of approximately $6.2 million, including $6.1 million generated by the LMA business; higher volume ($2.5 million), primarily due to higher volume in Interventional Access, Urology and Anesthesia products; price increases ($0.8 million), new product sales ($0.7 million) and the favorable impact of foreign currency exchange rates ($0.7 million). EMEA net revenues for the six months ended June 30, 2013, increased 7.2% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012, which added net revenues of approximately $14.7 million, including approximately $14.4 million generated by the LMA business; new product sales ($1.7 million), the favorable impact of foreign currency exchange rates ($1.3 million), volume gains ($0.6 million) and price increases ($0.5 million).

EMEA segment operating profit for the three months ended June 30, 2013, decreased 5.4% compared to the corresponding period in 2012. The decrease was primarily due to higher warehousing and freight costs ($1.6 million), including costs to consolidate a distribution facility in France, increases in reserves ($1.4 million), primarily related to Italian receivables and inventory; foreign currency transaction losses ($1.2 million) and higher employee related costs. These decreases were largely offset by higher volume ($2.0 million), price increases ($0.8 million) and the reversal of contingent consideration related to the Semprus acquisition ($0.8 million). EMEA segment operating profit for the six months ended June 30, 2013, decreased 7.3% compared to the corresponding period in 2012. The decrease was primarily due to higher warehousing and freight costs ($3.1 million), including costs to consolidate a distribution facility in France, foreign currency transaction losses ($1.7 million), increases in reserves ($1.7 million), primarily related to Italian receivables and inventory; and employee related costs. These decreases were partly offset by lower manufacturing costs, lower selling costs, reflecting synergies associated with the LMA acquisition; and the reversal of contingent consideration related to the Semprus acquisition ($0.8 million).

Asia

Asia net revenues for the three months ended June 30, 2013, increased 15.5% compared to the corresponding period in 2012. The increase was primarily due to $6.7 million of net revenues generated by the LMA business and volume gains of $1.0 million (volume gains in South East Asia and China were largely offset by lower volumes in Japan). These increases were partly offset by the unfavorable impact of foreign currency exchange rates ($0.8 million). Asia net revenues for the six months ended June 30, 2013, increased 19.5% compared to the corresponding period in 2012. The increase was primarily due to $14.1 million of net revenues generated by the LMA business, volume gains of $2.1 million (volume gains in China and South East Asia were largely offset by lower volumes in Japan) and price increases ($0.4 million). These increases were partly offset by the unfavorable impact of foreign currency exchange rates ($1.5 million).

Asia segment operating profit for the three and six months ended June 30, 2013, increased 32.8% and 31.7%, respectively compared to the corresponding periods in 2012. In 2012, Asia segment operating profit was adversely affected by inventory write-offs for excess, slow moving and damaged product (approximately $2.8 million and $4.9 million in the three and six months ended July 1, 2012, respectively). In addition, Asia segment operating profit increased due to the operating profit generated by the LMA business (approximately $1.9 million and $3.6 million, in the three and six months ended June 30, 2013).

OEM

OEM net revenues for the three and six months ended June 30, 2013, decreased 10.8% and 6.2%, respectively compared to the corresponding period in 2012. The decrease was due to lower volume, primarily due to a decline in sales of catheter and performance fiber products, partly offset by new product sales.

OEM segment operating profit for the three months ended June 30, 2013, decreased 6.8% compared to the corresponding period in 2012. The decrease is due to lower volume. OEM segment operating profit for the six months ended June 30, 2013, increased 4.2% compared to the corresponding period in 2012. The increase reflects lower manufacturing and operating costs largely offset by the volume decline.

Liquidity and Capital Resources

Cash Flows

Operating activities from continuing operations provided net cash of approximately $54.8 million during the first six months of 2013 compared to $89.2 million during the first six months of 2012. The $34.4 million decrease is primarily due to unfavorable year-over-year changes in working capital items and a $2.3 million increase in contributions to domestic pension plans. The unfavorable change in working capital items principally reflects a $29.4 million increase in inventory, primarily in the Americas and Asia, during the six months ended June 30, 2013, as compared to a $2.7 million decrease in inventory during the six months ended July 1, 2012.

We currently do not foresee any difficulties in meeting our cash requirements or accessing credit as needed in the next twelve months. In July 2013, we refinanced our senior credit facility, replacing our existing term loan of $375.0 million and our existing $400.0 million revolving credit facility with an $850.0 million dollar revolving credit facility. We paid the outstanding $375 million principal on the term loan and approximately $6.4 million in costs related to the refinancing with borrowings under the new revolving credit facility. The new $850 million senior credit facility bears interest at an applicable rate elected by us equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.25% to 1.00%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.25% to 2.00%. As of the date of the transaction, the interest rate on the $850 million senior credit facility was 1.94% (comprised of a LIBOR rate of 0.19% plus a spread of 1.75%). To date, we have not experienced an inordinate amount of payment defaults by our customers, and we believe we have sufficient lending commitments in place to enable us to fund our anticipated operating needs. However, the ongoing volatility in the domestic and global financial markets, including the European sovereign debt crisis, combined with a continuation of constrained global credit markets, raises a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk related to countries in Europe. As of June 30, 2013, our net receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $76.5 million compared to $70.6 million as of December 31, 2012. For the six months ended June 30, 2013 and July 1, 2012, net revenues from these countries were approximately 9% of total net revenues in both of the periods, respectively, and average days that accounts receivable were outstanding were 297 and 287 days, respectively. As of June 30, 2013 and December 31, 2012, net trade receivables from these countries were approximately 37% and 34%, respectively, of consolidated accounts receivable, net. If economic conditions in these countries continue to deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases from us and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2013 and beyond.

Net cash used in investing activities from continuing operations was $73.9 million during the first six months of 2013 reflecting net payments for businesses acquired of $37.0 million and capital expenditures of $36.9 million. The net payments for businesses acquired includes the acquisitions of EON Surgical, Ltd. and Ultimate Medical Pty. Ltd. for approximately $38.5 million; partly offset by a $1.5 million working capital adjustment with respect to the consideration paid in connection with the LMA acquisition.

Net cash used in financing activities from continuing operations was $32.9 million in the first six months of 2013, primarily due to dividend payments of $27.9 million, contingent consideration payments of $9.5 million related to our acquisitions of Vasonova, Inc., Axiom, LMA, Hotspur and MEPY and payments to noncontrolling interest shareholders of $0.7 million, partly offset by $5.3 million in proceeds from the exercise of outstanding stock options issued under our stock compensation plans.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of consolidated total indebtedness to consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through June 30, 2013, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio

The following table provides our net debt to total capital ratio:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Net debt includes:
Current borrowings	$4.7	$4.7
Long-term borrowings	970.8	965.3

Total debt	975.5	970.0
Less: Cash and cash equivalents	281.4	337.0

Net debt	$694.1	$633.0

Total capital includes:
Net debt	$694.1	$633.0
Total common shareholders’ equity	1,799.4	1,779.0

Total capital	$2,493.5	$2,412.0

Percent of net debt to total capital	28%	26%

Our 3.875% Convertible Notes are convertible under certain circumstances, including upon the attainment of a closing price per share of our common stock that is at least 130% of the conversion price (approximately $79.72) for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter. The Company’s closing stock price has recently approached the 130% threshold, which increases the possibility that the Convertible Notes could become convertible in the near future, at which point the Convertible Notes would be classified as a current liability. The Company has elected a net settlement method to satisfy its conversion obligation, under which the Company may settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares. The Company believes that it has the ability to raise sufficient cash to repay the principal amounts due through a combination of our existing cash on hand, our credit facility and the raising of funds in the capital markets.

Our senior credit agreement and the indenture under which we issued our 6.875% senior subordinated notes due 2019 contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.5:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. Non-recurring, non-cash charges are excluded from the calculation of these ratios and, therefore, do not affect our compliance with these covenants. In addition, under our senior credit agreement, at any time after the date that is six months prior to the maturity of the Convertible Notes, we are required to maintain minimum liquidity of $400 million.

We believe that our cash flow from operations, available cash and cash equivalents and our ability to access additional funds through credit facilities and the capital markets will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes.

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

Item 1A.    Risk Factors

There have been no significant changes in risk factors for the quarter ended June 30, 2013. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

12.1	—	Computation of ratio of earnings to fixed charges.

31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

32.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

101.1	—	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and July 1, 2012; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and July 1, 2012; (iii) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012; (v) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and July 1, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  July 31, 2013