Form 10-Q
period 2013-09-29
TELEFLEX INC
filed 2013-10-30
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

The registrant had 41,145,910 shares of common stock, $1.00 par value, outstanding as of October 18, 2013.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars and shares in thousands, except per share)
Net revenues	$413,796	$368,054	$1,245,732	$1,131,953
Cost of goods sold	209,804	187,487	631,730	582,908

Gross profit	203,992	180,567	614,002	549,045
Selling, general and administrative expenses	115,228	114,878	358,431	332,965
Research and development expenses	15,638	14,760	47,169	40,015
Goodwill impairment	—	—	—	332,128
Restructuring and other impairment charges	7,084	1,088	29,205	84
Gain on sales of businesses and assets	—	—	—	(332)

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	66,042	49,841	179,197	(155,815)
Interest expense	13,948	18,493	42,566	54,944
Interest income	(144)	(340)	(458)	(1,324)
Loss on extinguishments of debt	1,250	—	1,250	—

Income (loss) from continuing operations before taxes	50,988	31,688	135,839	(209,435)
Taxes on income (loss) from continuing operations	5,209	7,237	18,958	2,961

Income (loss) from continuing operations	45,779	24,451	116,881	(212,396)

Operating income (loss) from discontinued operations (including gain (loss) on disposal of ($38) and $2,226 for the three and nine month periods in 2012, respectively)	38	(831)	(1,746)	(7,951)
Taxes (benefit) on income (loss) from discontinued operations	(991)	1,690	(1,547)	(1,668)

Income (loss) from discontinued operations	1,029	(2,521)	(199)	(6,283)

Net income (loss)	46,808	21,930	116,682	(218,679)
Less: Income from continuing operations attributable to noncontrolling interest	234	188	629	701

Net income (loss) attributable to common shareholders	$46,574	$21,742	$116,053	$(219,380)

Earnings per share available to common shareholders:
Basic:
Income (loss) from continuing operations	$1.11	$0.59	$2.83	$(5.22)
Income (loss) from discontinued operations	0.02	(0.06)	(0.01)	(0.15)

Net income (loss)	$1.13	$0.53	$2.82	$(5.37)

Diluted:
Income (loss) from continuing operations	$1.05	$0.58	$2.69	$(5.22)
Income (loss) from discontinued operations	0.03	(0.06)	(0.01)	(0.15)

Net income (loss)	$1.08	$0.52	$2.68	$(5.37)

Dividends per common share	$0.34	$0.34	$1.02	$1.02

Weighted average common shares outstanding:
Basic	41,132	40,890	41,087	40,831
Diluted	43,264	41,511	43,246	40,831

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$45,545	$24,263	$116,252	$(213,097)
Income (loss) from discontinued operations, net of tax	1,029	(2,521)	(199)	(6,283)

Net income (loss)	$46,574	$21,742	$116,053	$(219,380)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Net income (loss)	$46,808	$21,930	$116,682	$(218,679)
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $6,520, $4,629, $5,167, $(4,555) for the three and nine month periods, respectively	23,530	46,056	(9,275)	10,348
Pension and other postretirement benefits plans adjustment, net of tax of $502, $525, $1,525, $1,782 for the three and nine month periods, respectively	779	872	2,735	3,208
Derivatives qualifying as hedges, net of tax of $(23), $1,548, $(30), $4,013 for the three and nine month periods, respectively	(40)	2,706	(52)	7,012

Other comprehensive income (loss), net of tax	24,269	49,634	(6,592)	20,568

Comprehensive income (loss)	71,077	71,564	110,090	(198,111)
Less: comprehensive income attributable to noncontrolling interest	128	394	372	744

Comprehensive income (loss) attributable to common shareholders	$70,949	$71,170	$109,718	$(198,855)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$326,437	$337,039
Accounts receivable, net	313,706	297,976
Inventories, net	346,116	323,347
Prepaid expenses and other current assets	33,393	28,712
Prepaid taxes	36,239	27,160
Deferred tax assets	44,122	46,882
Assets held for sale	10,435	7,963

Total current assets	1,110,448	1,069,079
Property, plant and equipment, net	320,542	297,945
Goodwill	1,241,393	1,249,456
Intangible assets, net	1,048,154	1,058,792
Investments in affiliates	1,703	2,066
Deferred tax assets	932	296
Other assets	65,191	61,863

Total assets	$3,788,363	$3,739,497

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$4,700	$4,700
Accounts payable	70,783	75,165
Accrued expenses	77,760	65,064
Current portion of contingent consideration	4,708	23,693
Payroll and benefit-related liabilities	66,104	74,586
Accrued interest	8,983	9,418
Income taxes payable	20,964	15,573
Other current liabilities	13,823	6,206

Total current liabilities	267,825	274,405
Long-term borrowings	980,688	965,280
Deferred tax liabilities	417,078	419,266
Pension and postretirement benefit liabilities	153,966	170,946
Noncurrent liability for uncertain tax positions	58,662	68,292
Other liabilities	47,882	59,771

Total liabilities	1,926,101	1,957,960
Commitments and contingencies
Total common shareholders’ equity	1,860,039	1,778,950
Noncontrolling interest	2,223	2,587

Total equity	1,862,262	1,781,537

Total liabilities and equity	$3,788,363	$3,739,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income (loss)	$116,682	$(218,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	199	6,283
Depreciation expense	30,735	26,159
Amortization expense of intangible assets	37,072	32,263
Amortization expense of deferred financing costs and debt discount	11,228	10,739
Loss on extinguishments of debt	1,250	—
Impairment of long-lived assets	3,354	—
Stock-based compensation	8,426	6,170
In-process research and development impairment	4,494	—
Gain on sales of businesses and assets	—	(332)
Goodwill impairment	—	332,128
Deferred income taxes, net	(457)	(27,217)
Other	(24,442)	(2,442)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(12,395)	1,934
Inventories	(23,576)	(4,619)
Prepaid expenses and other current assets	(5,420)	10,144
Accounts payable and accrued expenses	(2,113)	(2,047)
Income taxes receivable and payable, net	(10,820)	(31,352)

Net cash provided by operating activities from continuing operations	134,217	139,132

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(54,640)	(46,092)
Proceeds from sales of businesses and assets, net of cash sold	—	66,605
Investments in affiliates	(50)	(80)
Payments for businesses and intangibles acquired, net of cash acquired	(40,450)	(55,697)

Net cash used in investing activities from continuing operations	(95,140)	(35,264)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	382,000	—
Repayment of long-term borrowings	(375,000)	—
Debt extinguishment, issuance and amendment fees	(6,365)	—
Decrease in notes payable and current borrowings	—	(706)
Proceeds from stock compensation plans	6,395	7,714
Payments for contingent consideration	(16,367)	(6,930)
Payments to noncontrolling interest shareholders	(736)	—
Dividends	(41,915)	(41,661)

Net cash used in financing activities from continuing operations	(51,988)	(41,583)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(2,167)	(6,477)
Net cash used in investing activities	—	(2,351)

Net cash used in discontinued operations	(2,167)	(8,828)

Effect of exchange rate changes on cash and cash equivalents	4,476	(2,716)

Net (decrease) increase in cash and cash equivalents	(10,602)	50,741
Cash and cash equivalents at the beginning of the period	337,039	584,088

Cash and cash equivalents at the end of the period	$326,437	$634,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity

	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2011	42,923	$42,923	$380,965	$1,847,106	$(159,353)	2,183	$(131,053)	$2,195	$1,982,783
Net income (loss)				(219,380)				701	(218,679)
Cash dividends ($1.02 per share)				(41,661)					(41,661)
Other comprehensive income					20,525			43	20,568
Distributions to noncontrolling interest shareholders								(496)	(496)
Shares issued under compensation plans	147	147	10,221			(39)	2,410		12,778
Deferred compensation			(10)			(4)	116		106

Balance at September 30, 2012	43,070	$43,070	$391,176	$1,586,065	$(138,828)	2,140	$(128,527)	$2,443	$1,755,399

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity

	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2012	43,102	$43,102	$394,384	$1,601,460	$(132,048)	2,130	$(127,948)	$2,587	$1,781,537
Net income				116,053				629	116,682
Cash dividends ($1.02 per share)				(41,915)					(41,915)
Other comprehensive loss					(6,335)			(257)	(6,592)
Distributions to noncontrolling interest shareholders								(736)	(736)
Shares issued under compensation plans	116	116	10,416			(55)	2,708		13,240
Deferred compensation			(9)			(1)	55		46

Balance at September 29, 2013	43,218	$43,218	$404,791	$1,675,598	$(138,383)	2,074	$(125,185)	$2,223	$1,862,262

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

The Company revised its Condensed Consolidated Statement of Cash Flows in the second quarter ended June 30, 2013 to reflect contingent consideration payments related to businesses acquired as a cash outflow from financing activities of continuing operations, thereby correcting a presentation error in previous filings. Since 2011, these payments were reflected as a cash outflow from investing activities of continuing operations. The Company has revised the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 to reflect $6.9 million of contingent consideration payments as cash outflows from financing activities, as the payments were incorrectly reported as cash outflows from investing activities in previous filings. Additionally, the Company will reclassify, in future filings containing prior period financial statements and in the same manner as described above, the following contingent consideration payments related to businesses acquired: $5.9 million during the twelve months ended December 31, 2011, $17.6 million during the twelve months ended December 31, 2012 and $7.2 million during the three months ended March 31, 2013. This change does not affect the Company’s condensed consolidated balance sheet, statement of operations and comprehensive income or statement of changes in stockholders’ equity. Moreover the reclassifications resulting from the change were not considered material to any previously issued financial statements.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items, on the face of the statement where net income is presented, or in the notes to the financial statements, if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about the effect of the reclassifications. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. Refer to Note 11, “Shareholders Equity,” for new disclosures resulting from the adoption of this amendment.

In January 2013, the FASB issued an amendment to its accounting guidance to clarify the scope of disclosure requirements pertaining to offsetting assets and liabilities mandated by an earlier accounting pronouncement. The amended guidance limited the scope of the required disclosures to derivatives accounted for in accordance with the FASB’s Derivatives and Hedging guidance, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and certain securities borrowing and securities lending transactions, that are offset in the financial statements in accordance with specified accounting guidance or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements are no longer applicable to entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement. The guidance was effective for reporting periods beginning on or after January 1, 2013. The amendment did not have a material impact on the Company’s results of operations, cash flows or financial position.

The Company will adopt the following new accounting standards as of January 1, 2014, the first day of its 2014 fiscal year:

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

In July 2013, the FASB issued an amendment designed to eliminate a diversity in practice with respect to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. The amendment requires an entity to net an unrecognized tax benefit against the deferred tax asset for a net operating loss carryforward, similar tax loss, or tax credit carryforward. However, such netting will not occur (and the unrecognized tax benefit will be presented in the financial statements as a liability) to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company is assessing the new guidance, however, the Company does not expect the amendment to have a material impact on the Company’s results of operations, cash flows or financial position.

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

•

On June 6, 2013, the Company acquired Eon Surgical, Ltd., a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance a surgeon’s ability to perform scarless surgery while producing better patient outcomes. This technology complements the product portfolio of the Company’s Surgical Care division.

The total fair value of consideration for the 2013 acquisitions is estimated at $38.5 million. Transaction expenses associated with the acquisitions, which are included in selling, general and administrative expenses on the consolidated statements of income (loss) were $0.1 million and $0.7 million for the three and nine months ended September 29, 2013, respectively. For both the three and nine month periods ended September 29, 2013, the Company has recorded revenue of approximately $1.2 million related to the businesses acquired in 2013. For the three month period ended September 29, 2013, the Company has recorded approximately $0.2 million of operating profit related to the businesses acquired in 2013. For the nine months ended September 29, 2013, operating profit related to these acquired businesses was nominal. The results of operations of the acquired businesses and assets are included in the consolidated statements of income (loss) from their respective acquisition date. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.

In connection with these acquisitions, the Company recorded a liability of $2.8 million related to expected post-closing obligations associated with the acquired businesses, which expense is reflected in restructuring and impairment charges for the nine months ended September 29, 2013.

The following table presents the purchase price allocation among the assets acquired and liabilities assumed in the acquisitions that occurred during 2013:

(Dollars in millions)
Assets
Current assets	$3.8
Property, plant and equipment	0.5
Intangible assets:
Intellectual property	2.2
Tradenames	1.1
In-process research and development	19.9
Customer lists	8.4
Goodwill	9.6

Total assets acquired	45.5

Less:
Current liabilities	2.0
Deferred tax liabilities	5.0

Liabilities assumed	7.0

Net assets acquired	$38.5

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is continuing to evaluate the initial purchase price allocation of the 2013 acquisitions. Further adjustments may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed, primarily related to certain tangible assets, deferred tax assets and liabilities and goodwill.

Among the acquired assets, intellectual property has a useful life of 10 years, customer lists have a useful life of 16 years and finite tradenames have useful lives ranging from 1 to 10 years. In-process research and development (“IPR&D”) has an indefinite life and is not amortized until development of the related project is completed, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, the Company may incur an impairment charge related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The goodwill resulting from the acquisitions primarily reflects the expected revenue growth attributable to anticipated increased market penetration from acquired and future products and customers. Goodwill and the step-up in basis of the intangible assets in connection with stock acquisitions are not deductible for tax purposes.

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

•

On May 22, 2012, the Company acquired Semprus BioSciences Corp., a biomedical company that developed a long-lasting, covalently bonded, non-leaching polymer designed to reduce infections and thrombus related complications. While the Company will explore opportunities to apply this technology to a broad array of its product offerings, the initial focus for the technology will be on vascular devices within the Company’s Critical Care division.

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

In connection with the acquisitions, the Company agreed to pay contingent consideration based on the achievement of specified objectives, including the receipt of regulatory approvals and achievement of sales targets. The aggregate fair value of consideration for the 2012 acquisitions, based on the estimated fair values at the respective acquisition dates, was estimated at $422.2 million, which included the initial payments of $367.9 million in cash and the estimated fair value of the contingent consideration of $55.8 million, partially offset by a $1.5 million favorable working capital adjustment. The Company recorded $227.5 million of intangible assets and $152.8 million of goodwill related to these acquisitions. As of September 29, 2013, the

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has made aggregate contingent consideration payments of $26 million related to these acquisitions. The range of remaining undiscounted contingent consideration the Company could be required to pay is zero to $62 million. For further information on contingent consideration, see Note 10, “Fair Value Measurement.”

Note 4 — Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for the three and nine months ended September 29, 2013 and September 30, 2012 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in thousands)
LMA restructuring program	$1,768	$—	$8,364	$—
2013 restructuring charges	826	—	8,656	—
2012 restructuring charges	1,098	1,107	4,164	1,978
2011 restructuring program	—	(60)	—	(60)
2007 Arrow integration program	38	41	173	(1,834)
Long-lived asset impairment	3,354	—	3,354	—
In-process research and development impairment	—	—	4,494	—

Restructuring and other impairment charges	$7,084	$1,088	$29,205	$84

LMA Restructuring Program

In connection with the acquisition of LMA, the Company formulated a plan related to the integration of the LMA business and the Company’s businesses. The integration plan focuses on the closure of the LMA business’ corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. The charges associated with this restructuring program that are included in restructuring and other impairment charges during the three and nine month periods ended September 29, 2013 were as follows:

	Three Months Ended September 29, 2013	Nine Months Ended September 29, 2013
	(Dollars in thousands)
Termination benefits	$492	$3,318
Facility closure costs	162	536
Contract termination costs	1,097	4,378
Other restructuring costs	17	132

	$1,768	$8,364

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the changes in accrued liabilities associated with the LMA restructuring program from December 31, 2012 through September 29, 2013 is set forth in the following table:

	Termination benefits	Facility Closure Costs	Contract Termination Costs	Other Restructuring Costs	Total
	(Dollars in thousands)
Balance at December 31, 2012	$1,744	$—	$277	$12	$2,033
Subsequent accruals	3,318	536	4,378	132	8,364
Cash payments	(3,890)	(233)	(3,922)	(85)	(8,130)
Foreign currency translation	(17)	—	67	(6)	44

Balance at September 29, 2013	$1,155	$303	$800	$53	$2,311

As of September 29, 2013, the Company expects to incur additional restructuring charges of approximately $7 million over the next year primarily related to the termination of certain distributor agreements.

2013 Restructuring Charges

The Company regularly evaluates opportunities to consolidate facilities, lower costs and improve operating efficiencies. In 2013, the Company initiated programs to consolidate manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company has and will incur costs related to reductions in force, facility closure, contract termination and other costs. For the three and nine month periods ended September 29, 2013, the Company incurred restructuring charges of $0.8 million and $8.7 million, respectively, primarily related to reductions in force, contract termination costs and charges related to expected post-closing obligations associated with its acquired businesses. As of September 29, 2013, the Company has a reserve of $3.0 million in connection with these projects.

2012 Restructuring Charges

In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse; and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. These projects will entail costs related to reductions in force, contract terminations related distributor agreements and leases, and facility closure and other costs. For the three and nine month periods ended September 29, 2013, the Company incurred restructuring charges of $1.1 million and $4.2 million, respectively, related to the aforementioned cost categories. As of September 29, 2013, the Company has a reserve of $2.5 million in connection with these projects.

2011 Restructuring Program

In 2011, the Company initiated a restructuring program at three facilities to consolidate operations and reduce costs. As of September 29, 2013, in connection with this program, the Company has a reserve of $1.3 million, which primarily relates to contract termination costs associated with a leased facility that the Company has partially vacated. The Company expects to incur additional contract termination costs of approximately $2.7 million associated with the lease termination when it has vacated the remaining portion of the premises in 2014. The payment of the lease contract termination costs will continue until 2015.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Arrow Integration Program

In connection with the Company’s acquisition of Arrow International, Inc. (“Arrow”), the Company implemented a program in 2007 to integrate Arrow’s businesses into the Company’s other businesses. The aspects of this program that affect Teleflex employees and facilities (such aspects being referred to as the “2007 Arrow integration program”) are charged to earnings and classified as restructuring and impairment charges. As of September 29, 2013, the Company has a reserve of $0.4 million in connection with this program. The following table provides information relating to the charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges in the condensed consolidated statements of income (loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Facility closure costs	$38	$41	$173	$189
Contract termination costs	—	—	—	(2,023)

	$38	$41	$173	$(1,834)

In 2012, the Company reversed approximately $2.0 million of contract termination costs related to a settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the Company’s acquisition of Arrow.

As of September 29, 2013, the Company expects future restructuring expenses associated with the 2007 Arrow integration program, if any, to be nominal.

Impairment Charges

In-process research and development impairment

In the first quarter of 2013, the Company recorded a $4.5 million IPR&D charge pertaining to a research and development project associated with the Axiom acquisition because technological feasibility had not yet been achieved and the Company determined that the subject technology had no future alternative use.

Long-lived asset impairment

In the third quarter of 2013, the Company recorded $3.4 million in impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Inventories, net

Inventories as of September 29, 2013 and December 31, 2012 consisted of the following:

	September 29, 2013	December 31, 2012
	(Dollars in thousands)
Raw materials	$71,751	$84,636
Work-in-process	56,541	47,440
Finished goods	249,514	222,974

	377,806	355,050
Less: Inventory reserve	(31,690)	(31,703)

Inventories, net	$346,116	$323,347

Note 7 — Goodwill and other intangible assets, net

The following table provides information relating to changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 29, 2013:

	Americas Segment	EMEA Segment	Asia Segment	Total
	(Dollars in thousands)
Balance as of December 31, 2012
Goodwill	$1,086,707	$353,282	$141,595	$1,581,584
Accumulated impairment losses	(332,128)	—	—	(332,128)

	754,579	353,282	141,595	1,249,456
Goodwill related to acquisitions	4,374	5,270	—	9,644
Purchase accounting adjustment(1)	(9,107)	—	(2,126)	(11,233)
Translation adjustment	71	(164)	(6,381)	(6,474)
Balance as of September 29, 2013
Goodwill	1,082,045	358,388	133,088	1,573,521
Accumulated impairment losses	(332,128)	—	—	(332,128)

	$749,917	$358,388	$133,088	$1,241,393

(1)	Purchase accounting adjustments related primarily to the finalization of the purchase price allocation for the LMA acquisition.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information, as of September 29, 2013 and December 31, 2012, regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	September 29, 2013	December 31, 2012	September 29, 2013	December 31, 2012
	(Dollars in thousands)
Customer relationships	$586,790	$580,151	$(161,357)	$(141,520)
In-process research and development (“IPR&D”)	71,634	53,157	—	—
Intellectual property	278,263	276,458	(111,602)	(95,967)
Distribution rights	16,708	16,567	(14,383)	(13,880)
Trade names	382,822	384,131	(1,029)	(305)
Noncompete agreements	337	—	(29)	—

	$1,336,554	$1,310,464	$(288,400)	$(251,672)

During the first quarter of 2013, the Company recorded a $4.5 million IPR&D charge. See Note 4, “Restructuring and other impairment charges – In-process research and development impairment” for additional information.

At the beginning of 2013, due to a Company rebranding strategy, the Company reassessed the useful life of its Taut tradename, which had a carrying value of $4.5 million at January 1, 2013, and reclassified it from an indefinite lived intangible asset to a finite lived intangible asset with a useful life of eight years.

Amortization expense related to intangible assets was $12.5 million and $11.1 million for the three months ended September 29, 2013 and September 30, 2012, respectively, and $37.1 million and $32.3 million for the nine months ended September 29, 2013 and September 30, 2012, respectively. Estimated annual amortization expense for the remainder of 2013 and the next four succeeding years is as follows (dollars in thousands):

2013	$12,700
2014	46,900
2015	44,900
2016	44,500
2017	44,100

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Borrowings

The components of long-term debt at September 29, 2013 and December 31, 2012 are as follows:

	September 29, 2013	December 31, 2012
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.93% at September 29, 2013, due 7/16/2018	$382,000	$—
Term loan facility, at a rate of 2.75% at December 31, 2012, due 10/1/2014	—	375,000
3.875% Convertible Senior Subordinated Notes due 2017	400,000	400,000
6.875% Senior Subordinated Notes due 2019	250,000	250,000

	1,032,000	1,025,000
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(51,312)	(59,720)

	$980,688	$965,280

Senior Credit Facility

On July 16, 2013, the Company replaced its $775 million senior credit facility comprised of a $375 million term loan and a $400 million revolving credit facility with a new $850 million senior credit facility consisting solely of a revolving credit facility. In connection with this transaction, the Company incurred transaction fees of $6.4 million, which were recorded as a deferred asset and will be amortized over the term of the facility. Additionally, during the third quarter of 2013, in connection with the early repayment of its $375 million term loan, the Company recognized expense of approximately $1.3 million resulting from the write-off of unamortized debt issuance costs.

The new $850 million senior credit facility bears interest at an applicable rate elected by the Company generally equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.25% to 1.00%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.25% to 2.00%. As of September 29, 2013, the interest rate on the $850 million senior credit facility was 1.93% (comprised of a LIBOR rate of 0.18% plus a margin of 1.75%).

Convertible Notes

The Company’s 3.875% Convertible Notes are convertible under certain circumstances, including upon the attainment of a closing price per share of its common stock that is at least 130% of the conversion price (approximately $79.72) for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter. The Company’s closing stock price has recently approached the 130% threshold, which increases the possibility that the Convertible Notes could become convertible in the near future, at which point the Convertible Notes would be classified as a current liability. The Company has elected a net settlement method to satisfy its conversion obligation, under which the Company may settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Long-Term Debt

The carrying amount of long-term debt reported in the consolidated balance sheet as of September 29, 2013 is $980.7 million. The Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile to determine the fair value of its debt. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of September 29, 2013, categorized by fair value hierarchy level (see Note 12, “Fair value measurement,” in the Company’s annual report on Form 10-K for the year ended December 31, 2012 for further information) :

Fair value of debt
(Dollars in thousands)
Level 1	$824,748
Level 2	367,918

Total	$1,192,666

Debt Maturities

As of September 29, 2013, the aggregate amounts of long-term debt, demand loans and debt under the Company’s securitization program that will mature during the remainder of 2013, during each of the next three fiscal years and thereafter were as follows:

(Dollars in thousands)
2013	$4,700
2014	—
2015	—
2016	—
2017 and thereafter	1,032,000

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of September 29, 2013 and December 31, 2012:

	September 29, 2013 Fair Value	December 31, 2012 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Prepaid expenses and other current assets	$184	$1,279

Total asset derivatives	$184	$1,279

Liability derivatives:
Foreign exchange contracts:
Other current liabilities	$1,171	$598

Total liability derivatives	$1,171	$598

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”) for the three and nine months ended September 29, 2013 and September 30, 2012:

	After Tax Gain/(Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Interest rate swap	$—	$2,329	$—	$7,032
Foreign exchange contracts	(40)	377	(52)	(20)

Total	$(40)	$2,706	$(52)	$7,012

See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to expense (income), net of tax.

There was no ineffectiveness related to the Company’s derivatives used during the three and nine months ended September 29, 2013 and September 30, 2012.

Based on exchange rates at September 29, 2013, approximately $0.4 million of unrealized losses, net of tax, within AOCI are expected to be reclassified from AOCI to the statement of income (loss) during the next three months. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.

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

In light of the disruptions in global economic markets, the Company instituted enhanced measures, within countries where the Company has collectability concerns, to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts. Such measures included, among others, monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer issues. In addition, for some of the Company’s non-government customers, the Company instituted measures designed to reduce its risk exposures, including issuing dunning letters, reducing credit limits, requiring that payments accompany orders and instituting legal action with respect to delinquent accounts. With respect to government customers, the Company evaluates receivables for potential collection risks associated with the availability of government funding and reimbursement practices.

Some of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided. Collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal, resulted in an increase in the allowance for doubtful accounts related to these countries. If the financial condition of these customers or the healthcare systems in these countries continue to deteriorate such that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy, Greece and Portugal and the percentage of the Company’s total accounts receivable, net of the allowance for doubtful accounts, represented by the net accounts receivable in those countries at September 29, 2013 and December 31, 2012 are as follows:

	September 29, 2013	December 31, 2012
	(Dollars in thousands)
Accounts receivable (net of allowances of $8.4 million and $6.3 million at September 29, 2013 and December 31, 2012, respectively) in Spain, Italy, Greece and Portugal	$106,571	$101,009
Percentage of total accounts receivable, net	34%	34%

For the nine months ended September 29, 2013 and September 30, 2012, net revenues from customers in Spain, Italy, Greece and Portugal were $106.3 million and $101.4 million, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Fair value measurement

For a description of the fair value hierarchy, see Note 11 to the Company’s 2012 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2012.

The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of September 29, 2013 and December 31, 2012:

	Total carrying value at September 29, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$5,646	$5,646	$—	$—
Derivative assets	184	—	184	—
Derivative liabilities	1,171	—	1,171	—
Contingent consideration liabilities	20,610	—	—	20,610

	Total carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$4,785	$4,785	$—	$—
Derivative assets	1,279	—	1,279	—
Derivative liabilities	598	—	598	—
Contingent consideration liabilities	51,196	—	—	51,196

There were no transfers of financial assets or liabilities carried at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the nine months ended September 29, 2013.

The following table provides information regarding changes in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions, including those described in Note 3, during the period ended September 29, 2013:

Contingent consideration
2013
(Dollars in thousands)
Balance — January 1, 2013	$51,196
Payment	(18,177)
Revaluations	(12,387)
Translation adjustment	(22)

Balance — September 29, 2013	$20,610

The Company reduced contingent consideration liabilities and selling, general and administrative expense by approximately $4.4 million and $12.4 million for the three and nine month periods ended September 29, 2013, respectively, and $0.7 million for the nine month period ended September 30, 2012 after determining that certain conditions for the payment of certain contingent consideration would not be satisfied.

In the third quarter of 2013, the Company recorded a long-lived asset impairment charge of $3.4 million based on Level 3 inputs. See Note 4 for a discussion of the long-lived asset impairment.

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

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The Company accounts for contingent consideration in accordance with applicable guidance related to business combinations. In connection with several of its acquisitions, the Company agreed to pay contingent consideration upon the achievement of specified objectives, including receipt of regulatory approvals, achievement of sales targets and, in some instances, the passage of time (collectively, “milestone payments”), and therefore recorded contingent consideration liabilities at the time of the acquisitions. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.

It is estimated that milestone payments will occur in 2013 and may extend until 2018 or later. As of September 29, 2013, the range of undiscounted amounts the Company could be required to pay for contingent consideration arrangements is between zero and $77.7 million. The Company determines the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

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

The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	2%-10%(6%)
		Probability of payment	0%-100%(32%)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 29, 2013, of the $20.6 million of total recorded liabilities for contingent consideration, the Company has recorded approximately $4.7 million in Current portion of contingent consideration and the remaining $15.9 million in Other liabilities.

Note 11 — Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through September 29, 2013, no shares have been purchased under this Board authorization.

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Shares in thousands)
Basic	41,132	40,890	41,087	40,831
Dilutive effect of share based awards	383	274	383	—
Dilutive effect of 3.875% Convertible Notes and warrants	1,749	347	1,776	—

Diluted	43,264	41,511	43,246	40,831

The 3.875% Convertible Senior Subordinated Notes due 2017 are included in the dilutive net income per share calculation using the treasury stock method only during periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes, or $61.32 per share, and, therefore, the impact of conversion would not be anti-dilutive. In these periods, under the treasury stock method, we calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, because the Company separately analyzes the impact of the convertible note hedge and the impact of the warrant agreements on diluted weighted average shares outstanding, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The anti-dilutive shares associated with the convertible note hedges are 1.4 million for both the three and nine month periods ended September 29, 2013, and 0.3 million and 0.1 million for the three and nine month periods ended September 30, 2012, respectively. The treasury stock method is applied when the warrants are in-the-money, assuming the proceeds from the exercise of the warrant are used to repurchase shares based on the average stock price during the period. The strike price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding was 0.3 million for both the three and nine month periods ended September 29, 2013. The warrants had no dilutive impact for the three

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and nine month periods ended September 30, 2012. The total number of shares that could potentially be included if the warrants were exercised is approximately 7.4 million at September 29, 2013.

Weighted average stock options that were antidilutive and therefore not included in the calculation of earnings per share was approximately 8.0 million and 7.9 million for the three and nine month periods ended September 29, 2013, respectively, and approximately 8.4 million and 9.0 million for the three and nine month periods ended September 30, 2012, respectively.

The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 29, 2013 and September 30, 2012:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2012	$(381)	$(127,257)	$(4,410)	$(132,048)
Other comprehensive income (loss) before reclassifications	(370)	(762)	(9,018)	(10,150)
Amounts reclassified from accumulated other comprehensive income (loss)	318	3,497	—	3,815

Net current-period other comprehensive income (loss)	(52)	2,735	(9,018)	(6,335)

Balance at September 29, 2013	$(433)	$(124,522)	$(13,428)	$(138,383)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2011	$(7,257)	$(134,548)	$(17,548)	$(159,353)
Other comprehensive income (loss) before reclassifications	551	(133)	10,305	10,723
Amounts reclassified from accumulated other comprehensive income	6,461	3,341	—	9,802

Net current-period other comprehensive income	7,012	3,208	10,305	20,525

Balance at September 30, 2012	$(245)	$(131,340)	$(7,243)	$(138,828)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information relating to the reclassifications of losses/(gain) in accumulated other comprehensive income into expense/(income), net of tax, for the three and nine months ended September 29, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Gains and losses on cash flow hedges:
Interest Rate Contracts:
Interest expense	$—	$3,663	$—	$11,057
Foreign Exchange Contracts:
Cost of goods sold	850	13	154	(754)

Total before tax	850	3,676	154	10,303
Tax expense (benefit)	(158)	(1,364)	164	(3,842)

Net of tax	$692	$2,312	$318	$6,461

Amortization of pension and other postretirement benefits items:
Actuarial losses/(gains)(1)	$1,696	$1,707	$5,460	$5,125
Prior-service costs(1)	(4)	(5)	(15)	(17)
Transition obligation(1)	1	25	4	74
Curtailment charge(1)	—	—	—	111
Settlement charge(1)	—	—	—	(124)

Total before tax	1,693	1,727	5,449	5,169
Tax expense (benefit)	(604)	(611)	(1,952)	(1,828)

Net of tax	$1,089	$1,116	$3,497	$3,341

Total reclassifications, net of tax	$1,781	$3,428	$3,815	$9,802

(1)	These accumulated other comprehensive income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 13, “Pension and other postretirement benefits” for additional information).

Note 12 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Effective income tax rate	10.2%	22.8%	14.0%	(1.4)%

The effective income tax rate for the three months and nine months ended September 29, 2013 was 10.2% and 14.0%, respectively, compared to 22.8% and (1.4)% for the three months and nine months ended September 30, 2012, respectively. The effective tax rate for the three months ended September 29, 2013 was impacted by the realization of net tax benefits resulting from the expiration of statutes of limitation for a U.S. matter and tax benefits associated with U.S. and foreign tax return filings. In addition to the aforementioned items, the nine months ended September 29, 2013 was impacted by the realization of net tax benefits resulting from the resolution of a foreign tax matter and the expiration of statutes of limitation for a U.S. state matter. The

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective income tax rate for the nine months ended September 30, 2012 was impacted by a $332 million goodwill impairment charge recorded in the first quarter of 2012, for which only $45 million was tax deductible.

Note 13 — Pension and other postretirement benefits

The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of September 29, 2013, the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, except certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are effectively frozen.

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Postretirement Benefits Three Months Ended		Pension Nine Months Ended		Postretirement Benefits Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Service cost	$432	$696	$176	$159	$1,361	$2,085	$501	$475
Interest cost	4,333	4,115	543	473	12,614	12,366	2,084	1,419
Expected return on Plan assets	(5,784)	(5,043)	—	—	(17,328)	(15,128)	—	—
Net amortization and deferral	1,556	1,604	137	123	4,380	4,814	1,069	368
Settlement charge	—	—	—	—	—	(124)	—	—
Curtailment charge	—	—	—	—	—	111	—	—

Net benefit cost	$537	$1,372	$856	$755	$1,027	$4,124	$3,654	$2,262

The Company’s pension contributions are expected to be approximately $17.5 million during 2013, of which $2.1 million and $15.7 million were made during the three and nine months ended September 29, 2013, respectively.

Note 14 — Commitments and contingent liabilities

Product warranty liability: The Company warrants to the original purchasers of certain of its products that it will, at its option, repair or replace such products, without charge, if they fail due to a manufacturing defect. Warranty periods vary by product. The Company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made. As of September 29, 2013, the Company has recorded approximately $0.3 million in accrued liabilities related to warranties.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the terms of the applicable lease agreement. At September 29, 2013, the Company had no residual value guarantees related to its operating leases.

As of September 29, 2013, the Company has recorded approximately $6.5 million in property, plant and equipment representing the estimated fair value of the Company’s percentage of the costs to construct buildings under two separate build-to-suit leases. One build-to-suit lease relates to the Company’s corporate headquarters, which represents approximately $6.4 million of the asset recorded as of September 29, 2013. The corporate headquarters is expected to be completed in January 2014. The estimated fair value of the Company’s percentage of the costs to construct the corporate headquarters at the end of the construction period is $11.2 million. The second build-to-suit lease was entered into in August of 2013 and relates to a U.S. operating facility. Construction on the second build-to-suit facility commenced shortly before the end of the third quarter and is expected to be completed in October of 2014. The estimated fair value of the Company’s percentage of the construction costs to complete the second build-to-suit lease is approximately $23.0 million. For accounting purposes, the Company is deemed the owner of the asset during the construction period and is required to record the estimated fair value of the Company’s percentage of the construction costs as construction in progress during the construction period and a related current liability. These amounts do not reflect the Company’s cash obligations, but represent the landlord’s costs to construct the Company’s portion of the building and tenant improvements. Based on current expectations, the Company believes that there are no continuing involvement requirements that would prohibit the Company from derecognizing the assets and related liabilities upon commencement of the respective lease terms.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 29, 2013, the Company has recorded approximately $2.4 million in accrued liabilities and approximately $6.4 million in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of September 29, 2013. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of September 29, 2013, the most significant tax examinations in process are in Canada, the Czech Republic, Germany and Austria. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.

Note 15 — Business segment information

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the Company’s segment results for the three and nine months ended September 29, 2013 and September 30, 2012:

	Three Months Ended September 29, 2013
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$192,494	$132,265	$55,263	$33,774	$413,796
Segment depreciation and amortization	17,783	7,035	1,134	1,123	27,075
Segment operating profit(1)	25,564	20,479	20,399	6,684	73,126
Segment expenditures for property, plant and equipment	14,188	2,701	258	508	17,655
Restructuring and other impairment charges	4,664	2,219	201	—	7,084
Intersegment revenues	26,550	42,480	12,191	163

	Three Months Ended September 30, 2012
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$169,548	$116,015	$45,592	$36,899	$368,054
Segment depreciation and amortization	16,439	5,249	967	1,058	23,713
Segment operating profit(1)	17,476	5,318	18,718	9,417	50,929
Segment expenditures for property, plant and equipment	9,253	3,248	43	2,052	14,596
Restructuring and other impairment charges	1,069	19	—	—	1,088
Intersegment revenues	38,874	17,136	—	94

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 29, 2013
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$587,945	$412,525	$148,040	$97,222	$1,245,732
Segment depreciation and amortization	51,493	20,666	3,506	3,370	79,035
Segment operating profit(1)	79,941	58,163	49,520	20,778	208,402
Segment assets	1,974,737	998,256	247,118	41,073	3,261,184
Segment expenditures for property, plant and equipment	42,900	8,691	431	2,212	54,234
Restructuring and other impairment charges	16,745	11,426	446	588	29,205
Intersegment revenues	95,872	115,770	33,738	373

	Nine Months Ended September 30, 2012
	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment Results
Segment net revenues from external customers	$526,685	$377,513	$123,205	$104,550	$1,131,953
Segment depreciation and amortization	47,482	16,096	2,561	3,022	69,161
Segment operating profit(1)	64,975	46,706	41,500	22,884	176,065
Segment assets	1,784,773	767,995	268,669	38,835	2,860,272
Segment expenditures for property, plant and equipment	20,870	9,620	105	8,545	39,140
Restructuring and other impairment charges	(581)	665	—	—	84
Intersegment revenues	114,562	52,235	—	382

(1)	Segment operating profit includes a segment’s net revenues from external customers reduced by its cost of goods sold, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Segment operating profit excludes goodwill impairment charges, restructuring and impairment charges, interest income and expense, loss on extinguishments of debt and taxes on income.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present reconciliations of segment results to the Company’s condensed consolidated income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes for the three and nine months ended September 29, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Reconciliation of Segment Operating Profit to Income (Loss) from Continuing Operations Before Interest, Loss on Extinguishments of Debt and Taxes
Segment operating profit	$73,126	$50,929	$208,402	$176,065
Goodwill impairment	—	—	—	(332,128)
Restructuring and other impairment charges	(7,084)	(1,088)	(29,205)	(84)
Gain on sales of businesses and assets	—	—	—	332

Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	$66,042	$49,841	$179,197	$(155,815)

	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Reconciliation of Segment Assets to Condensed Consolidated Total Assets
Segment assets	$3,261,184	$2,860,272
Corporate assets	516,744	802,656
Assets held for sale	10,435	7,861

Total assets	$3,788,363	$3,670,789

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Reconciliation of Segment Expenditures for Property, Plant and Equipment to Condensed Consolidated Total Expenditures for Property, Plant and Equipment
Segment expenditures for property, plant and equipment	$17,655	$14,596	$54,234	$39,140
Corporate expenditures for property, plant and equipment	88	2,603	406	6,952

Total expenditures for property, plant and equipment	$17,743	$17,199	$54,640	$46,092

Note 16 — Condensed consolidated guarantor financial information

In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 29, 2013 and September 30, 2012, condensed consolidated balance sheets as of September 29, 2013 and December 31, 2012 and condensed consolidated statements of cash flows for the nine month periods ended September 29, 2013 and September 30, 2012, each of which are set forth below, provide consolidated information for:

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$237,949	$238,254	$(62,407)	$413,796
Cost of goods sold	—	139,501	130,825	(60,522)	209,804

Gross profit	—	98,448	107,429	(1,885)	203,992
Selling, general and administrative expenses	14,088	62,701	38,167	272	115,228
Research and development expenses	—	13,161	2,477	—	15,638
Restructuring and other impairment charges	828	3,834	2,422	—	7,084

Income (loss) from continuing operations before interest and taxes	(14,916)	18,752	64,363	(2,157)	66,042
Interest expense	33,492	(21,204)	1,660	—	13,948
Interest income	3	(3)	(144)	—	(144)
Loss on extinguishments of debt	1,250	—	—	—	1,250

Income (loss) from continuing operations before taxes	(49,661)	39,959	62,847	(2,157)	50,988
Taxes (benefit) on income (loss) from continuing operations	(18,446)	14,261	9,962	(568)	5,209
Equity in net income of consolidated subsidiaries	76,448	48,367	319	(125,134)	—

Income from continuing operations	45,233	74,065	53,204	(126,723)	45,779

Operating income (loss) from discontinued operations	364	—	(326)	—	38
Taxes (benefit) on income (loss) from discontinued operations	(977)	(170)	156	—	(991)

Income (loss) from discontinued operations	1,341	170	(482)	—	1,029

Net income	46,574	74,235	52,722	(126,723)	46,808
Less: Income from continuing operations attributable to noncontrolling interests	—	—	234	—	234

Net income attributable to common shareholders	46,574	74,235	52,488	(126,723)	46,574
Other comprehensive income attributable to common shareholders	24,375	30,034	21,442	(51,476)	24,375

Comprehensive income attributable to common shareholders	$70,949	$104,269	$73,930	$(178,199)	$70,949

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$232,155	$196,675	$(60,776)	$368,054
Cost of goods sold	—	130,840	115,381	(58,734)	187,487

Gross profit	—	101,315	81,294	(2,042)	180,567
Selling, general and administrative expenses	11,114	61,505	42,030	229	114,878
Research and development expenses	—	13,184	1,576	—	14,760
Restructuring and other impairment charges	—	1,070	18	—	1,088
(Gain) loss on sales of businesses and assets	1	(150,310)	—	150,309	—

Income (loss) from continuing operations before interest and taxes	(11,115)	175,866	37,670	(152,580)	49,841
Interest expense	36,105	(19,488)	1,876	—	18,493
Interest income	(107)	—	(233)	—	(340)

Income (loss) from continuing operations before taxes	(47,113)	195,354	36,027	(152,580)	31,688
Taxes (benefit) on income (loss) from continuing operations	(16,624)	17,739	6,811	(689)	7,237
Equity in net income of consolidated subsidiaries	52,627	21,946	—	(74,573)	—

Income from continuing operations	22,138	199,561	29,216	(226,464)	24,451

Operating income (loss) from discontinued operations	(1,089)	258	—	—	(831)
Taxes (benefit) on income (loss) from discontinued operations	(693)	2,649	(266)	—	1,690

Income (loss) from discontinued operations	(396)	(2,391)	266	—	(2,521)

Net income	21,742	197,170	29,482	(226,464)	21,930
Less: Income from continuing operations attributable to noncontrolling interests	—	—	188	—	188

Net income attributable to common shareholders	21,742	197,170	29,294	(226,464)	21,742
Other comprehensive income attributable to common shareholders	49,428	50,393	41,277	(91,670)	49,428

Comprehensive income attributable to common shareholders	$71,170	$247,563	$70,571	$(318,134)	$71,170

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$740,817	$708,206	$(203,291)	$1,245,732
Cost of goods sold	—	435,937	398,720	(202,927)	631,730

Gross profit	—	304,880	309,486	(364)	614,002
Selling, general and administrative expenses	45,915	189,193	123,257	66	358,431
Research and development expenses	—	40,250	6,919	—	47,169
Restructuring and other impairment charges	828	13,112	15,265	—	29,205

Income (loss) from continuing operations before interest and taxes	(46,743)	62,325	164,045	(430)	179,197
Interest expense	100,682	(63,348)	5,232	—	42,566
Interest income	—	(3)	(455)	—	(458)
Loss on extinguishments of debt	1,250	—	—	—	1,250

Income (loss) from continuing operations before taxes	(148,675)	125,676	159,268	(430)	135,839
Taxes (benefit) on income (loss) from continuing operations	(54,192)	42,241	30,701	208	18,958
Equity in net income of consolidated subsidiaries	210,701	114,116	319	(325,136)	—

Income from continuing operations	116,218	197,551	128,886	(325,774)	116,881

Operating income (loss) from discontinued operations	(1,788)	—	42	—	(1,746)
Taxes (benefit) on income (loss) from discontinued operations	(1,623)	(170)	246	—	(1,547)

Income (loss) from discontinued operations	(165)	(170)	(204)	—	(199)

Net income	116,053	197,721	128,682	(325,774)	116,682
Less: Income from continuing operations attributable to noncontrolling interests	—	—	629	—	629

Net income attributable to common shareholders	116,053	197,721	128,053	(325,774)	116,053
Other comprehensive loss attributable to common shareholders	(6,335)	(3,316)	(5,930)	9,246	(6,335)

Comprehensive income attributable to common shareholders	$109,718	$194,405	$122,123	$(316,528)	$109,718

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$705,703	$606,381	$(180,131)	$1,131,953
Cost of goods sold	—	409,801	349,003	(175,896)	582,908

Gross profit	—	295,902	257,378	(4,235)	549,045
Selling, general and administrative expenses	39,683	182,882	109,861	539	332,965
Research and development expenses	—	35,103	4,912	—	40,015
Goodwill impairment	—	331,779	349	—	332,128
Restructuring and other impairment charges	—	(580)	664	—	84
Gain on sales of businesses and assets	(116,193)	(150,310)	(332)	266,503	(332)

Income (loss) from continuing operations before interest and taxes	76,510	(102,972)	141,924	(271,277)	(155,815)
Interest expense	109,206	(59,728)	5,466	—	54,944
Interest income	(360)	(8)	(956)	—	(1,324)

Income (loss) from continuing operations before taxes	(32,336)	(43,236)	137,414	(271,277)	(209,435)
Taxes (benefit) on income (loss) from continuing operations	(51,685)	34,932	21,306	(1,592)	2,961
Equity in net income of consolidated subsidiaries	(238,187)	100,706	—	137,481	—

Income (loss) from continuing operations	(218,838)	22,538	116,108	(132,204)	(212,396)

Operating income (loss) from discontinued operations	(1,180)	(9,171)	2,400	—	(7,951)
Benefit on income (loss) from discontinued operations	(638)	(935)	(95)	—	(1,668)

Income (loss) from discontinued operations	(542)	(8,236)	2,495	—	(6,283)

Net income (loss)	(219,380)	14,302	118,603	(132,204)	(218,679)
Less: Income from continuing operations attributable to noncontrolling interests	—	—	701	—	701

Net income (loss) attributable to common shareholders	(219,380)	14,302	117,902	(132,204)	(219,380)
Other comprehensive income attributable to common shareholders	20,525	7,136	6,510	(13,646)	20,525

Comprehensive income (loss) attributable to common shareholders	$(198,855)	$21,438	$124,412	$(145,850)	$(198,855)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$17,083	$—	$309,354	$—	$326,437
Accounts receivable, net	1,354	885,118	558,276	(1,131,042)	313,706
Inventories, net	—	213,769	148,603	(16,256)	346,116
Prepaid expenses and other current assets	9,756	5,296	18,341	—	33,393
Prepaid taxes	22,615	—	13,624	—	36,239
Deferred tax assets	13,345	21,728	9,073	(24)	44,122
Assets held for sale	1,775	3,478	5,182	—	10,435

Total current assets	65,928	1,129,389	1,062,453	(1,147,322)	1,110,448
Property, plant and equipment, net	10,222	190,874	119,446	—	320,542
Goodwill	—	703,258	538,135	—	1,241,393
Intangibles assets, net	—	752,049	296,105	—	1,048,154
Investments in affiliates	5,426,913	1,351,908	21,396	(6,798,514)	1,703
Deferred tax assets	58,565	—	3,975	(61,608)	932
Other assets	36,901	2,774,009	468,658	(3,214,377)	65,191

Total assets	$5,598,529	$6,901,487	$2,510,168	$(11,221,821)	$3,788,363

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,700	$—	$4,700
Accounts payable	85,337	994,662	124,924	(1,134,140)	70,783
Accrued expenses	16,684	23,313	37,763	—	77,760
Current portion of contingent consideration	—	4,079	629	—	4,708
Payroll and benefit-related liabilities	29,098	8,760	28,246	—	66,104
Accrued interest	8,979	—	4	—	8,983
Income taxes payable	—	—	20,964	—	20,964
Other current liabilities	7,528	2,965	3,354	(24)	13,823

Total current liabilities	147,626	1,033,779	220,584	(1,134,164)	267,825
Long-term borrowings	980,688	—	—	—	980,688
Deferred tax liabilities	—	421,168	57,518	(61,608)	417,078
Pension and other postretirement benefit liabilities	97,783	37,108	19,075	—	153,966
Noncurrent liability for uncertain tax positions	13,133	17,549	27,980	—	58,662
Other liabilities	2,499,260	16,021	749,499	(3,216,898)	47,882

Total liabilities	3,738,490	1,525,625	1,074,656	(4,412,670)	1,926,101
Total common shareholders’ equity	1,860,039	5,375,862	1,433,289	(6,809,151)	1,860,039
Noncontrolling interest	—	—	2,223	—	2,223

Total equity	1,860,039	5,375,862	1,435,512	(6,809,151)	1,862,262

Total liabilities and equity	$5,598,529	$6,901,487	$2,510,168	$(11,221,821)	$3,788,363

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$70,860	$1,989	$264,190	$—	$337,039
Accounts receivable, net	2,147	774,280	511,609	(990,060)	297,976
Inventories, net	—	202,748	136,492	(15,893)	323,347
Prepaid expenses and other current assets	7,769	5,294	15,649	—	28,712
Prepaid taxes	11,079	—	19,217	(3,136)	27,160
Deferred tax assets	13,987	27,130	6,810	(1,045)	46,882
Assets held for sale	—	2,738	5,225	—	7,963

Total current assets	105,842	1,014,179	959,192	(1,010,134)	1,069,079
Property, plant and equipment, net	7,258	168,451	122,236	—	297,945
Goodwill	—	702,947	546,509	—	1,249,456
Intangibles assets, net	—	782,631	276,161	—	1,058,792
Investments in affiliates	5,226,567	1,281,201	21,379	(6,527,081)	2,066
Deferred tax assets	59,644	—	3,197	(62,545)	296
Other assets	33,937	2,707,264	720,184	(3,399,522)	61,863

Total assets	$5,433,248	$6,656,673	$2,648,858	$(10,999,282)	$3,739,497

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$4,700	$—	$4,700
Accounts payable	80,495	873,754	114,140	(993,224)	75,165
Accrued expenses	11,338	20,471	33,255	—	65,064
Current portion of contingent consideration	—	21,115	2,578	—	23,693
Payroll and benefit-related liabilities	24,633	19,799	30,154	—	74,586
Accrued interest	9,413	—	5	—	9,418
Income taxes payable	—	—	18,709	(3,136)	15,573
Other current liabilities	598	1,131	5,522	(1,045)	6,206

Total current liabilities	126,477	936,270	209,063	(997,405)	274,405
Long-term borrowings	965,280	—	—	—	965,280
Deferred tax liabilities	—	427,146	54,664	(62,544)	419,266
Pension and other postretirement benefit liabilities	114,257	37,269	19,420	—	170,946
Noncurrent liability for uncertain tax positions	13,131	28,440	26,721	—	68,292
Other liabilities	2,435,153	35,543	991,327	(3,402,252)	59,771

Total liabilities	3,654,298	1,464,668	1,301,195	(4,462,201)	1,957,960
Total common shareholders’ equity	1,778,950	5,192,005	1,345,076	(6,537,081)	1,778,950
Noncontrolling interest	—	—	2,587	—	2,587

Total equity	1,778,950	5,192,005	1,347,663	(6,537,081)	1,781,537

Total liabilities and equity	$5,433,248	$6,656,673	$2,648,858	$(10,999,282)	$3,739,497

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(88,608)	$86,327	$136,498	$134,217

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(799)	(42,854)	(10,987)	(54,640)
Investments in affiliates	(50)	—	—	(50)
Payments for businesses and intangibles acquired, net of cash acquired	—	(1,820)	(38,630)	(40,450)

Net cash used in investing activities from continuing operations	(849)	(44,674)	(49,617)	(95,140)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	382,000	—	—	382,000
Repayment of long-term borrowings	(375,000)	—	—	(375,000)
Debt extinguishment, issuance and amendment fees	(6,365)	—	—	(6,365)
Proceeds from stock compensation plans	6,395	—	—	6,395
Dividends	(41,915)	—	—	(41,915)
Payments for contingent consideration	—	(14,802)	(1,565)	(16,367)
Payments to noncontrolling interest shareholders	—	—	(736)	(736)
Intercompany transactions	72,132	(28,840)	(43,292)	—

Net cash provided by (used in) financing activities from continuing operations	37,247	(43,642)	(45,593)	(51,988)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,567)	—	(600)	(2,167)

Net cash used in discontinued operations	(1,567)	—	(600)	(2,167)

Effect of exchange rate changes on cash and cash equivalents	—	—	4,476	4,476

Net (decrease) increase in cash and cash equivalents	(53,777)	(1,989)	45,164	(10,602)
Cash and cash equivalents at the beginning of the period	70,860	1,989	264,190	337,039

Cash and cash equivalents at the end of the period	$17,083	$—	$309,354	$326,437

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(123,496)	$179,665	$82,963	$139,132

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(6,952)	(26,238)	(12,902)	(46,092)
Proceeds from sales of businesses and assets, net of cash sold	4,301	45,149	17,155	66,605
Payments for businesses and intangibles acquired, net of cash acquired	—	(52,404)	(3,293)	(55,697)
Investments in affiliates	(80)	—	—	(80)

Net cash (used in) provided by investing activities from continuing operations	(2,731)	(33,493)	960	(35,264)

Cash Flows from Financing Activities of Continuing Operations:
Decrease in notes payable and current borrowings	—	(421)	(285)	(706)
Proceeds from stock compensation plans	7,714	—	—	7,714
Payments for contingent consideration	—	(6,930)	—	(6,930)
Dividends	(41,661)	—	—	(41,661)
Intercompany transactions	179,626	(140,722)	(38,904)	—

Net cash provided by (used in) financing activities from continuing operations	145,679	(148,073)	(39,189)	(41,583)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(10,729)	4,252	—	(6,477)
Net cash used in investing activities	—	(2,351)	—	(2,351)

Net cash (used in) provided by discontinued operations	(10,729)	1,901	—	(8,828)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,716)	(2,716)

Net increase in cash and cash equivalents	8,723	—	42,018	50,741
Cash and cash equivalents at the beginning of the period	114,531	—	469,557	584,088

Cash and cash equivalents at the end of the period	$123,254	$—	$511,575	$634,829

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale

The table below provides information regarding assets held for sale at September 29, 2013 and December 31, 2012. As of September 29, assets held for sale consisted of four buildings and certain other assets which the Company is actively marketing.

	September 29, 2013	December 31, 2012
	(Dollars in thousands)
Assets held for sale:
Property, plant and equipment	$10,435	$7,963

Total assets held for sale	$10,435	$7,963

Discontinued Operations

The Company has recorded $1.7 million of income during the nine month period ended September 29, 2013 and $0.9 million and $1.1 million of expense during the three and nine month periods ended September 30, 2012, respectively, associated with retained liabilities related to businesses that have been divested.

On August 26, 2012, the Company completed the sale of the orthopedic business of its OEM Segment to Tecomet Inc. for $45.2 million in cash and realized a loss of $39 thousand, net of tax, from the sale of the business.

The following table presents the operating results of the operations that have been treated as discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in thousands)
Net revenues	$—	$2,789	$—	$16,616
Costs and other expenses	38	3,582	(1,746)	17,093
Goodwill impairment(1)	—	—	—	9,700
Gain (loss) on disposition(2)	—	(38)	—	2,226

Income (loss) from discontinued operations before income taxes	38	(831)	(1,746)	(7,951)
Provision for income taxes(3)	(991)	1,690	(1,547)	(1,668)

Income (loss) from discontinued operations	1,029	(2,521)	(199)	(6,283)
Less: Income from discontinued operations attributable to noncontrolling interest	—	—	—	—

Income (loss) from discontinued operations attributable to common shareholders	$1,029	$(2,521)	$(199)	$(6,283)

(1)	In the second quarter of 2012, the Company recognized a non-cash goodwill impairment charge of $9.7 million to adjust the carrying value of the orthopedic business to its estimated fair value.
(2)	The $2.2 million pre-tax gain on disposition in 2012 reflects the gain recognized on a working capital purchase price adjustment in the second quarter related to the sale of the cargo systems and cargo container businesses.
(3)	The provision for income taxes for the three months ended September 29, 2013 was impacted favorably by the realization of a tax benefit resulting from the expiration of statutes of limitation for a U.S. matter.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Subsequent event

On October 29, 2013, the Company signed a definitive agreement to acquire privately-held Vidacare Corporation, a global provider of intraosseous, or inside the bone, access devices. The transaction, which Teleflex intends to initially fund with borrowings under its revolving credit facility, is valued at $262.5 million, net of cash acquired. The acquisition will complement the vascular access product portfolio in the Company’s Critical Care division. The acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed in the fourth quarter of 2013.

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

•

achieving economies of scale as we continue to expand, by leveraging our direct sales force and distribution network with new products, and increasing efficiencies in our manufacturing and distribution facilities; and

•

the potential broadening of our product portfolio through select acquisitions, licensing arrangements and partnerships that enhance, extend or expedite our development initiatives or our ability to increase our market share.

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

During the second quarter of 2013, we acquired the assets of Ultimate Medical Pty. Ltd. and its affiliates, a supplier of airway management devices with a related portfolio of patented products, which complements the anesthesia product portfolio in our Critical Care division. Also during the second quarter of 2013, we acquired Eon Surgical, Ltd., a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance surgeons’ ability to perform scarless surgery while producing better patient outcomes. This technology complements the product portfolio of our Surgical Care division.

See Note 3 to the condensed consolidated financial statements included in this report for a discussion of the acquisitions and see Note 17 to the condensed consolidated financial statements included in this report for a discussion of the disposition.

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

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. We currently estimate the impact of the medical device excise tax will be approximately $12 million for 2013. For the three and nine month periods ended September 29, 2013, the medical device excise tax was $2.7 million and $8.4 million, respectively, which is included in selling, general and administrative expenses.

Results of Operations

The discussion of revenues on a constant currency basis excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year. Certain financial information is presented on a rounded basis, which may cause minor differences.

Net Revenues

Information regarding net revenues by product group is provided in the following table.

	Three Months Ended		% Increase/ (Decrease)
	September 29, 2013	September 30, 2012	Constant Currency(1)	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$289.3	$243.7	17.9%	0.8%	18.7%
Surgical Care	73.2	69.6	3.9	1.3	5.2
Cardiac Care	17.6	17.9	(1.6)	—	(1.6)
OEM	33.7	36.9	(9.4)	0.9	(8.5)

Total net revenues	$413.8	$368.1	11.6	0.8	12.4

	Nine Months Ended		% Increase/ (Decrease)
	September 29, 2013	September 30, 2012	Constant Currency(1)	Foreign Currency	Total Change
	(Dollars in millions)
Critical Care	$865.6	$753.9	14.6%	0.2%	14.8%
Surgical Care	226.1	214.6	4.6	0.7	5.3
Cardiac Care	56.6	59.0	(3.4)	(0.5)	(3.9)
OEM	97.2	104.6	(7.4)	0.4	(7.0)
Other	0.2	(0.1)	—	—	—

Total net revenues	$1,245.7	$1,132.0	9.8	0.3	10.1

(1)	Constant currency is a non-GAAP financial measure that measures the change in net revenues between current and prior year periods by excluding the impact of translating the results of international subsidiaries at different currency exchange rates from period to period. The constant currency increase/decrease percentage is calculated by translating the prior year period’s local currency net revenues into an amount reflecting the current year period’s foreign currency exchange rates and calculating the percentage difference between net revenues for the current year period and net revenues for the prior year period, as so translated. Management believes this measure is useful to investors because it eliminates items that do not reflect our day-to-day operations. In addition, management uses this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and to assist in our evaluation of period-to-period comparisons. This financial measure may not be comparable to similarly titled measures used by other companies, is presented in addition to results presented in accordance with GAAP and should not be relied upon as a substitute for GAAP financial measures.

Net revenues for the three months ended September 29, 2013, increased 12.4% to $413.8 million from $368.1 million for the three months ended September 30, 2012. The $45.7 million increase in net revenues is largely due to the businesses acquired during 2012 and 2013, which generated net revenues of approximately $35.8 million, including approximately $34.0 million generated by the LMA business. Net revenues further benefited from new products ($5.6 million) primarily in the Americas, EMEA and OEM, price increases ($4.0 million) in EMEA, the Americas and Asia and the favorable impact of foreign currency exchange rates ($3.2 million). The increase in revenues was partly offset by volume declines ($2.9 million) primarily in OEM and the Americas. Net revenues for the nine months ended September 29, 2013 increased 10.1% to $1,245.7 million from $1,132.0 million in the nine months ended September 30, 2012. The $113.7 million increase in net revenues is largely due to the businesses acquired during 2012 and 2013, which generated net revenues of approximately $102.9 million, including approximately $100.0 million generated by the LMA business. Net revenues further benefited from new products ($14.9 million) primarily in the Americas, EMEA and OEM, price increases ($9.4 million) in the Americas, EMEA and Asia and the favorable impact of foreign currency exchange rates ($3.2 million). These increases were partly offset by volume declines ($16.7 million) in the Americas, primarily in respiratory and surgical products, and OEM, primarily on lower sales of catheters and performance fibers.

Critical Care net revenues for the three and nine months ended September 29, 2013, on a constant currency basis, increased 17.9% and 14.6%, respectively over the corresponding prior year periods. The increase in net revenues for the three months and nine months ended September 29, 2013 was due to higher sales of anesthesia, vascular, urology and interventional access products. The growth in sales of anesthesia products was primarily related to the acquisition of the LMA business. The increase in net revenues for the three and nine months ended September 29, 2013 was partially offset by a decline in sales of respiratory products.

Surgical Care net revenues for the three and nine months ended September 29, 2013, on a constant currency basis, increased 3.9% and 4.6%, respectively, over the corresponding prior year periods. The increase in net revenues for the three and nine months ended September 29, 2013 was due to higher sales of ligation products, suture and access products, partially offset by a decline in sales of general surgical instrument products.

Cardiac Care net revenues for the three and nine months ended September 29, 2013, on a constant currency basis, decreased 1.6% and 3.4%, respectively, over the corresponding prior year periods. The decrease in net revenues for the three and nine months ended September 29, 2013 was due to a decline in sales of intra-aortic balloon pumps.

OEM net revenues for the three and nine months ended September 29, 2013, on a constant currency basis, decreased 9.4% and 7.4%, respectively, over the corresponding prior year periods. The decrease in net revenues for the three and nine months ended September 29, 2013 was due to a decline in sales of catheter, extrusion and performance fiber products.

Gross profit

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in millions)
Gross profit	$204.0	$180.6	$614.0	$549.0
Percentage of sales	49.3%	49.1%	49.3%	48.5%

For the three months and nine months ended September 29, 2013, gross profit as a percentage of revenues increased 20 basis points and 80 basis points compared to the corresponding prior year periods. The modest increase for the three months ended September 29, 2013, reflects the benefits from higher margin sales from the LMA business, price increases in the Americas, EMEA and Asia and manufacturing efficiencies in EMEA. These improvements in gross profit were largely offset by higher product costs, increased manufacturing costs and higher warehouse and freight costs in the Americas. The increase in the nine month percentage is principally due to the inclusion of higher margin sales from the LMA business and price increases in the Americas, EMEA and Asia. In addition, gross profit in the 2012 periods was adversely affected by inventory write-offs for excess, slow moving and damaged product in Asia. These benefits were partly offset by higher warehousing and freight costs in the Americas, EMEA and Asia and higher product costs in the Americas.

Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in millions)
Selling, general and administrative	$115.2	$114.9	$358.4	$333.0
Percentage of sales	27.8%	31.2%	28.8%	29.4%

Selling, general and administrative expenses increased $0.3 million during the three months ended September 29, 2013 compared to the three months ended September 30, 2012. The increase is due to expenses associated with the businesses acquired ($7.3 million), primarily associated with the LMA business, higher employee related expenses and the excise tax associated with the Patient Protection and Affordable Care Act ($2.7 million). These increases were largely offset by the favorable comparison resulting from the 2012 loss of $7.6 million from foreign currency forward exchange contracts entered into in anticipation of the acquisition of the LMA business and the reversal in 2013 of $4.4 million contingent consideration, of which $4.3 million related to the acquisition of Hotspur Technologies (“Hotspur”). Selling, general and administrative expenses increased $25.4 million during the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012. The increase is largely due to expenses associated with the businesses acquired ($29.4 million), including $27.4 million in expenses associated with the LMA business, the excise tax associated with the Patient Protection and Affordable Care Act ($8.4 million), higher employee related expenses, foreign currency transaction losses ($2.1 million) and a litigation verdict against us with respect to a non-operating joint venture ($1.3 million). The increases were partly offset by $12.4 million reversals of contingent consideration related to the acquisitions of Hotspur ($8.5 million), Semprus BioSciences Corp. (“Semprus”) ($2.4 million) and the assets of Axiom Technology Partners LLP (“Axiom”) ($1.5 million), and the favorable comparison resulting from the 2012 loss of $7.6 million from foreign currency forward exchange contracts entered into in anticipation of the acquisition of the LMA business.

Research and development

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in millions)
Research and development	$15.6	$14.8	$47.2	$40.0
Percentage of sales	3.8%	4.0%	3.8%	3.5%

The increase in research and development expenses is primarily due to the businesses acquired in 2012.

Restructuring and other impairment charges

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in millions)
Restructuring and other impairment charges	$7.1	$1.1	$29.2	$0.1

During the three and nine months ended September 29, 2013, we recorded $7.1 million and $29.2 million, respectively, in restructuring and other impairment charges. For the three months ended September 29, 2013, we incurred $1.8 million of charges pertaining to termination benefit costs, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program, approximately $1.9 million primarily related to termination benefits and contract termination costs associated with other restructuring activities initiated in 2012 and 2013 and $3.4 million of impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value. For the nine months ended September 29, 2013, we recorded a $4.5 million write-off of an in-process research and development project associated with the Axiom acquisition, $8.4 million pertaining to termination benefit costs, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program, approximately $10.1 million primarily related to termination benefit and contract termination costs associated with other restructuring activities initiated in 2012 and 2013, $2.8 million of charges related to expected post-closing obligations associated with acquired businesses and $3.4 million of impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value.

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

In May of 2012, the Company acquired Semprus, a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications. As of September 29, 2013, the Company has experienced unexpected difficulties with respect to the development of the Semprus technology, which the Company is currently attempting to resolve through further research and testing. Failure to resolve these issues may result in a reduction of the expected future cash flows related to the Semprus technology and could result in impairment charges of the related assets being recognized, which could be material. As of September 29, 2013, the Company has recorded net assets in the amount of approximately $42 million related to this investment.

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

Interest expense

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in millions)
Interest expense	$13.9	$18.5	$42.6	$54.9
Average interest rate on debt	3.9%	4.1%	4.1%	4.2%

Interest expense decreased for the three and nine months ended September 29, 2013, compared to the corresponding periods in 2012, primarily because 2012 interest expense included amortization expense related to our termination of an interest rate swap (approximately $3.7 million and $11.1 million for the three and nine months ended September 30, 2012, respectively). We terminated our agreement related to the interest rate swap, covering a notional amount of $350 million, in 2011. The unrealized losses within accumulated other comprehensive income associated with our interest rate swap were reclassified into our statement of income (loss) during 2012.

Loss on extinguishment of debt

During the third quarter of 2013, the Company refinanced its $775.0 million senior credit facility comprised of a $375.0 million term loan and a $400.0 million revolving credit facility with a new $850.0 million senior credit facility consisting solely of a revolving credit facility. In connection with the refinancing the Company recognized debt extinguishment costs of $1.3 million related to unamortized debt issuance costs.

Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Effective income tax rate	10.2%	22.8%	14.0%	(1.4)%

The effective income tax rate for the three months and nine months ended September 29, 2013 was 10.2% and 14.0%, respectively, compared to 22.8% and (1.4)% for the three months and nine months ended September 30, 2012, respectively. The effective tax rate for the three months ended September 29, 2013 was impacted by the realization of net tax benefits resulting from the expiration of statutes of limitation for a U.S. matter and tax benefits associated with U.S. and foreign tax return filings. In addition to the aforementioned items, the nine months ended September 29, 2013 was impacted by the realization of net tax benefits resulting from the resolution of a foreign tax matter and the expiration of statutes of limitation for a U.S. state matter. The effective income tax rate for the nine months ended September 30, 2012 was impacted by a $332 million goodwill impairment charge recorded in the first quarter of 2012, for which only $45 million was tax deductible.

Segment Reviews

	Three Months Ended			Nine Months Ended
	September 29, 2013	September 30, 2012	% Increase/ (Decrease)	September 29, 2013	September 30, 2012	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$192.5	$169.6	13.5%	$588.0	$526.7	11.6%
EMEA	132.3	116.0	14.0	412.5	377.5	9.3
Asia	55.3	45.6	21.2	148.0	123.2	20.2
OEM	33.7	36.9	(8.5)	97.2	104.6	(7.0)

Segment net revenues	$413.8	$368.1	12.4	$1,245.7	$1,132.0	10.1

Americas	$25.6	$17.9	43.1	$79.9	$66.7	19.8
EMEA	20.5	5.1	300.0	58.2	45.8	27.1
Asia	20.4	18.5	10.4	49.5	40.6	22.0
OEM	6.6	9.4	(29.4)	20.8	23.0	(9.7)

Segment operating profit(1)	$73.1	$50.9	43.6	$208.4	$176.1	18.4

(1)	See Note 15 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes.

The following is a discussion of our segment operating results.

Comparison of the three and nine months ended September 29, 2013 and September 30, 2012

Americas

Americas net revenues for the three months ended September 29, 2013, increased 13.5% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012, which added net revenues of $19.0 million, including $18.7 million generated by the LMA business; new product sales ($4.2 million), primarily of vascular and anesthesia/respiratory products; and price increases ($1.7 million), principally related to surgical care; partly offset by volume declines ($1.6 million) in surgical instruments, anesthesia/respiratory and vascular products. Americas net revenues for the nine months ended September 29,

2013, increased 11.6% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012, which added net revenues of $57.2 million, including $56.2 million generated by the LMA business; new product sales ($10.9 million), primarily of vascular and anesthesia/respiratory products; and price increases ($6.3 million), principally related to surgical care products, Latin America and vascular products. These increases in net revenues were partly offset by lower volumes ($12.8 million), primarily in anesthesia/respiratory products, vascular products and surgical instruments.

Americas segment operating profit for the three months ended September 29, 2013, increased 43.1% compared to the corresponding period in 2012. The increase was primarily due to the operating profit generated by the businesses acquired ($8.4 million), the reversal of contingent consideration related to the Hotspur acquisition ($4.3 million) and price increases ($1.7 million). The $8.4 million operating profit generated by the businesses acquired includes the contribution of the LMA business ($8.0 million). These increases in operating profit were partly offset by the excise tax associated with the Patient Protection and Affordable Care Act ($2.6 million), higher material costs ($2.5 million), increased warehouse and freight costs ($2.3 million), including costs associated with the consolidation of distribution facilities; and higher manufacturing costs ($1.8 million). Americas segment operating profit for the nine months ended September 29, 2013, increased 19.8% compared to the corresponding period in 2012. The increase was primarily due to the operating profit generated by the businesses acquired ($14.0 million), the reversal of contingent consideration related to the Hotspur, Semprus and Axiom acquisitions ($11.1 million) and price increases ($6.3 million). The $14.0 million operating profit generated by the businesses acquired reflects the contribution of the LMA business ($23.9 million), largely offset by increased research and development costs ($6.9 million) associated with the continued investment in new technologies obtained through acquisitions, and incremental operating costs associated with the businesses acquired ($3.0 million). The increases in operating profit for the nine months ended September 29, 2013 were partly offset by the excise tax associated with the Patient Protection and Affordable Care Act ($8.3 million), higher material costs ($4.8 million), increased warehouse and freight costs ($4.4 million), including costs associated with the consolidation of distribution facilities; and higher manufacturing costs ($1.4 million).

EMEA

EMEA net revenues for the three months ended September 29, 2013, increased 14.0% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012, which added net revenues of $7.6 million, including $7.2 million generated by the LMA business; the favorable impact of foreign currency exchange rates ($5.1 million), price increases ($2.1 million), volume gains ($0.9 million) and new product sales ($0.6 million). EMEA net revenues for the nine months ended September 29, 2013, increased 9.3% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012, which added net revenues of $22.3 million, including $21.6 million generated by the LMA business; the favorable impact of foreign currency exchange rates ($6.4 million), price increases ($2.6 million), new product sales ($2.3 million) and volume gains ($1.5 million).

EMEA segment operating profit for the three months ended September 29, 2013, increased 300.0% compared to the corresponding period in 2012. In 2012, the EMEA segment operating profit was adversely impacted by a $7.6 million loss from foreign currency forward exchange contracts entered into in anticipation of the acquisition of LMA. The 2013 period increase in operating profit also reflects lower manufacturing costs ($4.4 million), due to improved absorption and labor efficiencies; the operating profit generated by the businesses acquired ($1.8 million), primarily LMA; and price increases ($1.5 million). EMEA segment operating profit for the nine months ended September 29, 2013, increased 27.1% compared to the corresponding period in 2012. In 2012, the EMEA segment operating profit was adversely impacted by a $7.6 million loss from foreign currency forward exchange contracts entered into in anticipation of the acquisition of LMA. The 2013 period increase in operating profit also reflects lower manufacturing costs ($6.4 million), due to improved absorption and labor efficiencies; price increases ($2.0 million), the operating profit generated by the businesses acquired

($1.4 million), primarily LMA; and the reversal of contingent consideration related to the Semprus acquisition ($0.8 million). These increases in operating profit were partly offset by higher warehousing and freight costs ($3.6 million), including costs to consolidate a distribution facility in France and foreign currency transaction losses ($1.5 million).

Asia

Asia net revenues for the three months ended September 29, 2013, increased 21.2% compared to the corresponding period in 2012. The increase was primarily due to $9.3 million of net revenues generated by the businesses acquired in 2012 and 2013, including $8.1 million generated by the LMA business; volume gains of $1.8 million (volume gains in China, India and Southeast Asia largely offset by lower volumes in Japan) and price increases ($0.3 million). These increases were partly offset by the unfavorable impact of foreign currency exchange rates ($1.8 million). Asia net revenues for the nine months ended September 29, 2013, increased 20.2% compared to the corresponding period in 2012. The increase was primarily due to $23.4 million of net revenues generated by the businesses acquired in 2012 and 2013, including $22.2 million generated by the LMA business, volume gains of $3.9 million (volume gains in China and Southeast Asia were largely offset by lower volumes in Japan) and price increases ($0.7 million). These increases were partly offset by the unfavorable impact of foreign currency exchange rates ($3.3 million).

Asia segment operating profit for the three and nine months ended September 29, 2013, increased 10.4% and 22.0%, respectively compared to the corresponding periods in 2012. The increase in the three month period reflects the operating profit generated by the businesses acquired ($2.6 million), primarily LMA and volume gains ($1.6 million), partly offset by higher manufacturing costs ($1.3 million) and higher warehouse and freight costs ($0.8 million) associated with the volume gains in China and Southeast Asia. During the nine months ended September 30, 2012, Asia segment operating profit was adversely affected by inventory write-offs for excess, slow moving and damaged product ($4.9 million). In addition, Asia segment operating profit for the nine months ended September 29, 2013 increased due to the operating profit generated by the businesses acquired ($6.0 million), primarily LMA, and volume gains ($2.8 million), partly offset by higher warehouse and freight costs ($1.9 million) associated with the volume gains in China and Southeast Asia and raw material costs ($1.2 million).

OEM

OEM net revenues for the three and nine months ended September 29, 2013, decreased 8.5% and 7.0%, respectively compared to the corresponding period in 2012. The decrease was due to lower volume, primarily due to a decline in sales of catheter and performance fiber products, partly offset by new product sales.

OEM segment operating profit for the three and nine months ended September 29, 2013, decreased 29.4% and 9.7%, respectively compared to the corresponding period in 2012. The decrease is due to lower volumes partly offset by lower manufacturing and operating costs.

Liquidity and Capital Resources

Cash Flows

Operating activities from continuing operations provided net cash of approximately $134.2 million during the first nine months of 2013 compared to $139.1 million during the first nine months of 2012. The $4.9 million decrease is primarily due to unfavorable year-over-year changes in working capital items for inventory, accounts receivable, prepaid expenses and other current assets, largely offset by improved operating results. Inventory increased $23.6 million during the nine months ended September 29, 2013, as compared to a $4.6 million increase during the nine months ended September 30, 2012. The increase was primarily in Asia due to sales growth. Accounts receivable increased $12.4 million during the nine months ended September 29, 2013, as compared to a $1.9 million decrease during the nine months ended September 30, 2012, primarily due to a significant collection of receivables from the Spanish government in 2012. Prepaid expenses and other current assets increased $5.4 million during the nine months ended September 29, 2013, as compared to a $10.1 million decrease during the nine months ended September 30, 2012, primarily due to the collection of outstanding VAT claims in 2012.

We currently do not foresee any difficulties in meeting our cash requirements or accessing credit as needed in the next twelve months. In July 2013, we refinanced our senior credit facility, replacing our existing $375.0 million term loan and our existing $400.0 million revolving credit facility with an $850.0 million dollar revolving credit facility. We paid the outstanding $375 million principal on the term loan and approximately $6.4 million in costs related to the refinancing with borrowings under the new revolving credit facility. The new $850 million senior credit facility bears interest at an applicable rate elected by us equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.25% to 1.00%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.25% to 2.00%. As of September 29, 2013, the interest rate on the $850 million senior credit facility was 1.93% (comprised of a LIBOR rate of 0.18% plus a spread of 1.75%). To date, we have not experienced an inordinate amount of payment defaults by our customers, and we believe we have sufficient lending commitments in place to enable us to fund our anticipated operating needs. However, the ongoing volatility in the domestic and global financial markets, including the European sovereign debt crisis, combined with a continuation of constrained global credit markets, raises a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk related to countries in Europe. As of September 29, 2013, our net receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $69.1 million compared to $70.6 million as of December 31, 2012. For the nine months ended September 29, 2013 and September 30, 2012, net revenues from these countries were approximately 9% of total net revenues in both of the periods and average days that accounts receivable were outstanding were 285 and 287 days, respectively. As of September 29, 2013 and December 31, 2012, net trade receivables from these countries were approximately 34% of consolidated accounts receivable, net in both of the periods, respectively. If economic conditions in these countries continue to deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases from us and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2013 and beyond.

Net cash used in investing activities from continuing operations was $95.1 million during the first nine months of 2013, reflecting net payments for businesses acquired of $40.5 million and capital expenditures of $54.6 million. The net payments for businesses acquired includes the acquisitions of EON Surgical, Ltd. and Ultimate Medical Pty. Ltd. for approximately $38.5 million; and an asset purchase of $3.4 million for an in-process research and development intangible related to the EON Surgical technology, partly offset by a $1.5 million working capital adjustment with respect to the consideration paid in connection with the LMA acquisition.

Net cash used in financing activities from continuing operations was $52.0 million in the first nine months of 2013. On July 16, 2013, we refinanced our senior credit facility, which was comprised of a $375 million term loan and $400.0 million revolving credit facility, and replaced it with a new $850.0 million senior credit facility consisting solely of a revolving credit facility. We used borrowings under the new facility to repay the outstanding $375.0 million term loan and to pay costs of $6.4 million associated with the refinancing. In addition, net cash used in financing activities included dividend payments of $41.9 million, contingent consideration payments of $16.4 million related to our acquisitions of VasoNova Inc., Axiom, LMA, Hotspur and MEPY Benelux BVBA and payments to noncontrolling interest shareholders of $0.7 million, partly offset by $6.4 million in proceeds from the exercise of outstanding stock options issued under our stock compensation plans.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of consolidated total indebtedness to consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through September 29, 2013, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio

The following table provides our net debt to total capital ratio:

	September 29, 2013	December 31, 2012
	(Dollars in millions)
Net debt includes:
Current borrowings	$4.7	$4.7
Long-term borrowings	980.7	965.3

Total debt	985.4	970.0
Less: Cash and cash equivalents	326.4	337.0

Net debt	$659.0	$633.0

Total capital includes:
Net debt	$659.0	$633.0
Total common shareholders’ equity	1,860.0	1,779.0

Total capital	$2,519.0	$2,412.0

Percent of net debt to total capital	26%	26%

Our 3.875% Convertible Notes are convertible under certain circumstances, including upon the attainment of a closing price per share of our common stock that is at least 130% of the conversion price (approximately $79.72) for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter. Our closing stock price has recently approached the 130% threshold, which increases the possibility that the Convertible Notes could become convertible in the near future, at which point the Convertible Notes would be classified as a current liability. We have elected a net settlement method to satisfy our conversion obligation, under which we may settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares. We believe we have the ability to raise sufficient cash to repay the principal amounts due through a combination of our existing cash on hand, our credit facility and the raising of funds in the capital markets.

Our senior credit agreement and the indenture under which we issued our 6.875% senior subordinated notes due 2019 contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to

Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.5:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. Non-recurring, non-cash charges are excluded from the calculation of these ratios and, therefore, do not affect our compliance with these covenants. In addition, under our senior credit agreement, during the six-month period prior to the maturity of the Convertible Notes, we are required to maintain minimum liquidity of $400 million. As of September 29, 2013, we were in compliance with all terms of our senior credit agreement and our 2019 Notes.

On October 29, 2013, we signed a definitive agreement to acquire privately-held Vidacare Corporation, a global provider of intraosseous, or inside the bone, access devices. The transaction, which we intend to initially fund with borrowings under our revolving credit facility, is valued at $262.5 million, net of cash acquired. The acquisition will complement our vascular access product portfolio in our Critical Care division. The acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed in the fourth quarter of 2013.

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

(b) Change in Internal Control over Financial Reporting

At the beginning of the third quarter of 2013, certain of our manufacturing, distribution and administrative business units in the Americas and EMEA converted to an enterprise resource planning (ERP) system already used in a significant portion of the Company’s operations. This conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions. We believe that the expanded utilization of the ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting by improving the efficiency of certain financial and related transaction processes while providing us with the ability to scale our business.

Other than the ERP system implementation discussed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no significant changes in risk factors for the quarter ended September 29, 2013. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description

12.1	—	Computation of ratio of earnings to fixed charges.

31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

32.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.

101.1	—	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 29, 2013 and September 30, 2012; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2013 and September 30, 2012; (iii) the Condensed Consolidated Balance Sheets as of September 29, 2013 and December 31, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2013 and September 30, 2012; (v) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 29, 2013 and September 30, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  October 30, 2013