Form 10-K
period 2013-12-31
TELEFLEX INC
filed 2014-02-24
CIK 96943

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (30,123,650 shares) on June 30, 2013 (the last business day of the registrant’s most recently completed fiscal second quarter) was $2,334,281,638 (1) . The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

The registrant had 41,216,674 Common Shares outstanding as of February 14, 2014.

DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2013 Annual Meeting of Shareholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.

(1) For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Information Concerning Forward-Looking Statements

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments;
•	demand for and market acceptance of new and existing products;
•	our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations;
•	our ability to effectively execute our restructuring programs;
•	the impact of recently passed healthcare reform legislation and changes in Medicare, Medicaid and third-party coverage and reimbursements;
•	competitive market conditions and resulting effects on revenues and pricing;
•	increases in raw material costs that cannot be recovered in product pricing;
•	global economic factors, including currency exchange rates, interest rates and sovereign debt issues;
•	difficulties entering new markets; and
•	general economic conditions.

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

THE COMPANY

Teleflex is a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products to hospitals and healthcare providers in more than 150 countries through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We manufacture our products at 27 manufacturing sites, with major manufacturing operations located in the Czech Republic, Germany, Malaysia, Mexico and the United States.

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
•

achieving economies of scale as we continue to expand, by leveraging our direct sales force and distribution network with new products, and increasing efficiencies in our manufacturing and distribution facilities; and

•

the broadening of our product portfolio through select acquisitions, licensing arrangements and partnerships that enhance, extend or expedite our development initiatives or our ability to increase our market share.

Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to consistently bring cost effective, innovative products to market that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing new, innovative products for existing and new therapeutic applications as well as enhancements to, and line extensions of, existing products. We introduced 27 new products and line extensions during 2013. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I and Class II devices, which require 510(k) clearance by the United States Food and Drug Administration, or FDA, for sale in the United States. We believe that 510(k) clearance reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to the premarket approval, or PMA, process that would be required for Class III devices.

We also continue to broaden our product portfolio with select acquisitions.  During 2013, we acquired:

•	Vidacare Corporation, a provider of intraosseous, or inside the bone, access devices, which complements our vascular access and specialty product portfolios in our critical care product group;
•

the assets of Ultimate Medical Pty. Ltd. and its affiliates, a supplier of airway management devices with a variety of laryngeal mask airways and other related products, which complement the anesthesia product portfolio in our critical care product group; and

•

Eon Surgical, Ltd., a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance surgeons’ ability to perform scarless surgery while producing better patient outcomes, which complements the product portfolio in our surgical care product group.

Similarly, in 2012, we broadened our product portfolio through the acquisition of substantially all of the assets of LMA International N.V. (LMA), a global provider of laryngeal masks whose products are used in anesthesia and emergency care.  This acquisition enhanced our anesthesia product portfolio.  In addition, consistent with our strategy to invest in new technologies and research and development to support our future growth, we completed four late-stage technology acquisitions during 2012.

See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K  for a discussion of the acquisitions.

OUR PRODUCTS

We categorize our broad-based platform of products into four groups: Critical Care, Surgical Care, Cardiac Care and OEM and Development Services (“OEM”). The following charts set forth our net revenues by product group as a percentage of our total consolidated net revenues for the years ended December 31, 2013, 2012 and 2011.

The following table sets forth our net revenues for 2013, 2012 and 2011 by product group.

	2013	2012	2011
	(Dollars in millions)
Critical Care	$1,182.7	$1,040.3	$1,005.4
Surgical Care	306.5	291.1	276.9
Cardiac Care	75.9	79.4	80.6
OEM and Development Services	131.2	140.2	129.6
Total net revenues	$1,696.3	$1,551.0	$1,492.5

We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are influenced by a number of factors, including demographics, utilization and reimbursement patterns. The following charts set forth the percentage of net revenues for the years ended December 31, 2013, 2012 and 2011 derived from each of our end markets.

The following charts set forth the percentage of our net revenues for the years ended December 31, 2013, 2012 and 2011 by major geographic region, based on the Teleflex facility generating the sale.

Critical Care

We are a leading provider of specialty products for critical care, which is predominantly comprised of single-use products. Our critical care products are used in a wide range of procedures for vascular access, anesthesia and airway management, respiratory therapy, treatment of urologic conditions and other specialty procedures. The large majority of our critical care products are sold to the hospitals and healthcare providers, with a smaller percentage sold to alternate sites, such as home care, emergency medical services (EMS), long term care centers, primary care centers, hospice and animal health facilities. Our critical care product group is our largest product group, representing 70 percent of net revenues in 2013.

Vascular Access

Our vascular access products, which accounted for 33 percent of our Critical Care net revenues in 2013, facilitate a variety of critical care therapies, including the administration of intravenous medications and other therapies and the measurement of blood pressure and taking of blood samples through a single puncture site.

Our vascular access catheters and related devices consist principally of the following:

•

ARROW® central venous catheters, or CVCs, are inserted in the neck or shoulder area, come in multiple lengths and up to four channels, or lumens. The ARROW CVC has a pressure injectable option which gives clinicians who perform contrast-enhanced CT scans the ability to use an indwelling pressure injectable ARROW CVC to inject contrast dye for their scan without having to insert a second catheter.

•

ARROW arterial catheterization sets facilitate arterial pressure monitoring and blood withdrawal for glucose, blood-gas and electrolyte measurement in a wide variety of critical care and intensive care settings.

•

ARROW peripherally inserted central catheters, or PICCs, are soft, flexible catheters that are inserted in the upper arm and advanced into the superior vena cava to administer various types of intravenous medications and therapies. ARROW PICCs have a pressure injectable option that can withstand the higher pressures required by the injection of contrast media for CT scans.

•	ARROW percutaneous sheath introducers are used to insert cardiovascular and other catheterization devices into the vascular system during critical care procedures.
•

ARROW jugular axillo-subclavian central catheters, or JACC, with Chlorag+ard® technology provide an alternative to traditional acute CVCs and peripheral central venous access. Introduced in 2013, this CVC for acute or long-term use combines antimicrobial and antithrombogenic protection with smaller french sizes to meet the unique challenges posed by patients today. This product is ideal for patients with renal issues, chronic patients with poor peripheral access or those with a history of or risk for venous thrombosis.

•

The ARROW VPS, is an advanced vascular positioning system that facilitates precise placement of a PICC or CVC within the heart. The ARROW VPS analyzes multiple metrics, in real time, from its biosensor to help clinicians navigate through the vasculature and precisely identify the correct catheter tip placement in the heart. Approved by the FDA as an alternative to chest x-ray confirmation, the ARROW VPS helps to shorten hospital stays while lowering costs associated with catheter insertion procedures. In 2013, we launched the next generation of our ARROW VPS, the ARROW VPS G4TM, which provides further enhancements to our VPS technology, such as statement of final catheter position, improved sterile field capability and integration with hospital data management systems.

•

The Vidacare EZ-IO® system, added to our vascular product portfolio through our acquisition of Vidacare Corporation in December 2013, provides immediate vascular access for the delivery of medications and fluids via the intraosseous route, or in the bone, when traditional vascular access is difficult or impossible. In emergency situations, EZ IO enables fast access to deliver lifesaving therapies to help stabilize a patient until a traditional catheter can be inserted.

The large majority of our CVCs are treated with the ARROWg+ard or ARROWg+ard Blue Plus antimicrobial surface treatments to reduce the risk of catheter related bloodstream infection. ARROWg+ard Blue Plus provides antimicrobial treatment of the interior lumens and hubs of each catheter. The Chlorag+ard technology, an option on our PICC catheters, provides both antimicrobial and anti thrombogenic protection for up to 30 days. These surface treatments help reduce healthcare acquired conditions, such as Catheter Related Blood Stream Infection (CRBSI), potentially saving the hospitals significant cost under the new pay for performance standards.

We also offer many of our vascular access catheters in a Maximal Barrier Precautions Tray. The tray is available for CVCs, PICCs and multi access catheters (MAC) and includes a full body drape, coated or non-coated catheter and other accessories. These kits are designed to assist healthcare providers in complying with guidelines for reducing catheter-related bloodstream infections that have been established by a variety of health regulatory agencies, such as the Centers for Disease Control and Prevention and the Joint Commission on the Accreditation of Healthcare Organizations. Our newer ErgoPACK system provides components which are packaged in the tray in the order in which they will be needed during the procedure and incorporates features intended to enhance ease of use and patient and provider safety.

We believe that our vascular product portfolio offers the opportunity to reduce injuries to the healthcare provider, expedite placement of a central venous catheter, reduce patient exposure to x-rays, expedite infusion of medication and reduce the risk of catheter related infection and thrombosis for the patient. Moreover, we believe our products can help hospitals achieve reduced costs, improved quality and patient outcomes and increased patient satisfaction.

Anesthesia

Our anesthesia products, described below, include airway and pain management products and accounted for 31 percent of our Critical Care product net revenues in 2013.

Airway Management

Our airway management products, marketed under the LMA® and Rusch® brands, are designed to help eliminate airway related complications and improve procedural efficiencies for patients in surgical, critical care and emergency settings.

The LMA laryngeal mask products are used in anesthesia and emergency care. The Rusch brand of products includes reusable and disposable laryngoscope blades and handles, endotracheal tubes, endobronchial tubes, oral and nasal airways, endobronchial blockers, and other accessories.

As a result of our acquisition of the Ultimate Medical business in 2013, we now offer Ultimate Medical's broad range of laryngeal mask airways, including the Cuff Pilot™, an integrated cuff pressure indicator for single-use airway management devices. The Cuff Pilot is a single-use device that provides constant inside-the-cuff pressure indication, enabling at-a-glance clinical assessments. The Cuff Pilot technology is currently used with our Ultimate Medical portfolio of laryngeal masks and has potential application for use with LMATM laryngeal masks and Rusch endotracheal and tracheostomy tubes.

In 2013, we introduced the Rusch TruLite™ Laryngoscope System, a disposable laryngoscope blade and handle system for single-patient use. Rusch single use laryngoscope eliminates the potential risk of patient cross-contamination and the cost of maintaining reusable laryngoscopes.

In 2012, we acquired the EZ-Blocker Endobronchial Blocker, which is designed to provide an improved alternative to double lumen endobronchial tubes and single balloon bronchial blockers to achieve lung isolation. The EZ-Blocker Endobronchial Blocker's Y-shaped distal end enables effective placement of the balloons in the right or left bronchus when performing thoracic surgical procedures, while also enabling secure placement at the carina. This placement minimizes the need to manipulate the catheter after placement, reducing the potential of cuffs becoming dislodged.

Pain Management

Our portfolio of pain management products are marketed under the Arrow brand and are designed to provide pain relief during a broad range of surgical and obstetric procedures, thereby helping clinicians better manage each patient’s individual pain while reducing complications and associated costs. Our pain management products include epidural catheters and trays, spinal needles and trays and peripheral nerve block needles, catheters, trays and ambulatory pain pumps.

In 2013, we expanded our pain management portfolio by adding the Arrow AutoFuser® disposable pain pump. The AutoFuser pump is designed to provide an accurate and flexible method to deliver analgesic medication for continuous peripheral nerve block or site-specific applications, helping physicians to take control of patients' post-operative pain to promote faster recovery and reduce overall length of stay. AutoFuser pain pumps are available in three different sizes with a selection of fixed or variable basal infusion rates, allowing physicians to customize their patients' pain protocol. The parallel bolus feature enables patients to administer a controlled amount of additional anesthetic to the target site without interrupting the continuous infusion of medication, providing an effective method to manage pain, which is a common post-operative challenge.

This AutoFuser pain pump can be used in conjunction with the recently introduced Arrow FlexBlock™ continuous peripheral nerve block catheter. The FlexBlock catheter features an echogenic, coil-reinforced design that offers a combination of ultrasound visibility, flexibility and excellent kink resistance.

We offer a variety of single shot nerve block needles, including the ARROW UltraQuik™, StimuQuik® and StimuQuik ECHO, providing solutions to clinicians performing peripheral nerve blocks, whether they use ultrasound only, nerve stimulation only, or a combined approach. We commenced sales of Arrow UltraQuik peripheral nerve block needles in 2013. These echogenic needles are designed to help increase overall block success for clinicians who use ultrasound-guidance when performing single-injection peripheral nerve blocks. UltraQuik needles maintain many of the same features as the Arrow StimuQuik ECHO needles, including five grooved rings at the distal tip of the needle to help clinicians identify the needle tip under ultrasound.

Respiratory Care

Our respiratory care products accounted for 15 percent of our Critical Care product net revenues in 2013. Our Hudson RCI brand has been a leader in respiratory care for more than 65 years, providing innovative products designed to help clinicians improve patient outcomes while reducing costs. Our respiratory products are used in a variety of care settings and include oxygen therapy products, including oxygen masks, cannulas, humidifiers and tubing; aerosol therapy products, including small and large volume nebulizers, peak flow meters and aerosol chambers; spirometry products, including incentive breathing exercisers; and ventilation management products, including ventilator circuits, humidification devices and bacteria/virus filters.

In 2013, for the second consecutive year, we were among the six companies to receive the Zenith Award awarded by the American Association for Respiratory Care (AARC) in recognition of the quality products, programs and support provided to the respiratory community.

In 2013 we received FDA 510(k) clearance for our ISO-Gard® Mask with ClearAir™ Technology, a new product that helps to reduce clinician exposure to hazardous waste anesthetic gases (WAG), which are commonly used in surgical procedures globally. When patients are recovering in the post anesthesia care unit (PACU) of a hospital, they typically exhale these gases into the nurses’ breathing zone and work environment. The Occupational Safety and Health Administration (OSHA) has noted of several potential adverse health effects from WAG exposure, including nausea, dizziness, headaches and fatigue.

The ISO-Gard Mask is designed to reduce WAG within a nurse’s breathing zone to minimize the cumulative effect of low-level exposure to these hazardous gases in the PACU. The multi-purpose mask collects and removes, or scavenges, WAG while simultaneously delivering oxygen to the patient. The patent-pending ClearAir technology creates a unidirectional flow of oxygen through the nasal/oral area of the patient for inhalation, while negative pressure or suction is applied to the port in the lower portion of the mask to scavenge the patient’s exhalation.   By providing a means to reduce the amount of WAG within the breathing zone of the caregiver, hospitals can better comply with OSHA and the National Institute for Occupational Safety and Health’s recommendations for workplace safety.

Specialty

Our specialty products accounted for 21 percent of our Critical Care product net revenues in 2013. Specialty products include interventional access products as well as products provided to specialty market customers. Interventional access products focus on dialysis, oncology and critical care at hospitals.  Products sold to specialty market customers, including home care, pre-hospital and other alternative channels of care, focus on urology, respiratory and anesthesia products.

Our specialty product line of urology products provides bladder management for patients in the hospital and individuals in the home care markets. The product portfolio consists principally of a wide range of catheters (including Foley, intermittent, external and suprapubic), urine collectors, catheterization accessories and products for operative endourology marketed under the Rusch brand name.

The Gibeck® TRACH-VENT® HME family of products are designed to provide humidification for spontaneously breathing tracheostomized patients. In November 2012, we introduced the Gibeck TRACH VENT T with 5mm Collar. This HME (Heat and Moisture Exchanger) provides optimal moisture via Gibeck Microwell paper while accommodating all patient sizes.

Over the past few years, we have continued to expand our specialty product offerings to include a wider range of intermittent catheters, catheter insertion kits and accessories used mainly for people with spinal cord injury, spina bifida, and multiple sclerosis. Many of these products are designed to support user safety and infection prevention efforts. For example, an intermittent catheter with hydrophilic coating, an ergothan tip, protective sleeve and sterile saline solution is marketed in our EMEA region. In the United States, we recently expanded our hydrophilic coated intermittent catheter line to include female lengths, coudés for difficult catheterizations, as well as complete sterile insertion kits for both standard (male) and female lengths. The uncoated intermittent catheter line in the United States was also expanded recently to include a full range of female length catheters and a complete offering of sterile insertion kits for the standard (male), coudé, and female styles.

Sales of our specialty intermittent catheters in the United States have benefited from a change in reimbursement policy. Home care markets are subject to local and regional reimbursement regulations that can impact volumes and pricing. In the United States, reimbursement regulations were implemented in 2008 that permit reimbursement for up to 200 catheters per month, replacing the previous limit of four catheters per month. The change promoted a shift from re-useable catheters, with their inherent risk of infections, to single-use intermittent catheters.

Our interventional access products are used in a wide range of applications, including dialysis, oncology and critical care. Dialysis products include the ARROW branded long term hemodialysis catheters, antimicrobial acute hemodialysis catheters and the ARROW-Trerotola™ Percutaneous Thrombectomy Device. Our long term hemodialysis catheter portfolio offers both antegrade and retrograde insertion options for both split and step tip configurations. The most recent addition of the NextStep® Retrograde Femoral Length catheter completed the product portfolio in June 2013 after FDA 510(k) clearance. The ARROW acute hemodialysis catheters are available with ARROWg+ard antimicrobial technology which reduces the risk catheter related bacteremia.

In addition, our recent acquisition of Vidacare expanded our specialty products portfolio by adding the Vidacare EZ-IO Intraosseous Vascular Access, OnControl® Bone Marrow and OnControl Bone Access systems to the products we offer to our interventional access and specialty markets customers.  As previously described, the Vidacare EZ-IO Intraosseous Vascular Access system provides immediate vascular access via the intraosseous route, enabling emergency care providers to quickly administer critical medications and fluids, particularly when traditional vascular access is difficult or impossible.  Vidacare’s OnControl Bone Marrow System enables rapid and safe access for hematology and oncology diagnostic practices. The Vidacare OnControl Bone Access System provides rapid and safe access for surgical bone applications, such as vertebroplasty and the biopsy of the vertebral body and bone lesions.

The ARROW Polysite® Low Profile Hybrid Port received FDA 510(k) clearance in December 2013. Available with or without pressure injection capability, the hybrid design combines a lightweight plastic body for patient comfort and a strong titanium reservoir for durability.

Interventional access products also include several ARROW branded products for Critical Care applications, including diagnostic and drainage kits, embolectomy balloons, and reinforced percutaneous sheath introducers.

Surgical Care

Our surgical care products sales represented 18 percent of our net revenues in 2013. Our surgical products, which are predominantly comprised of single-use products, include: ligation and closure products, including appliers, clips and sutures used in a variety of surgical procedures; access ports used in minimally invasive surgical procedures, including robotic surgery; and fluid management products used for chest drainage. Our surgical products also include reusable hand-held instruments for general and specialty surgical procedures. We market our surgical products under the Deknatel, Pilling, Pleur-evac, Taut and Weck brand names.

In 2013 we added a microlaparoscopic product line to the surgical portfolio, designed to enhance surgeons’ ability to perform scarless surgery while producing better patient outcomes. Microlaparoscopy, unlike NOTES (Natural Orifice Translumenal Endoscopic Surgery), or single incision surgery, provides surgeons a mechanism for performing minimally invasive procedures without significant changes in technique. The technology may be utilized for an entire procedure or as an adjunct to existing approaches that require additional access without adding to larger incisions and the associated risks. This product line is expected to generate revenues in late 2014.

In 2012 we launched the Weck EFxTM Endo Fascial Closure System, a port site closure device used in laparoscopic surgical procedures. The Weck EFx System encompasses a design for port site closure that enables reproducible fascial closure in varying body types with a controlled suture delivery. This approach to port site closure is designed to minimize complications and costs associated with port-site herniation.

Hem-o-lok, a significant part of the Weck portfolio, is a unique locking polymer ligation clip that combines the security of a suture with the speed of a metal clip for open and laparoscopic surgery. Hem-o-lok clips have special applications in robotic, laparoscopic and cardiovascular surgery.

Cardiac Care

Cardiac Care products accounted for approximately 4 percent of net revenues in 2013. Products in this category include diagnostic catheters and capital equipment. Our diagnostic catheters include thermodilution and wedge pressure catheters; specialized angiographic catheters, such as Berman and Reverse Berman catheters; therapeutic delivery catheters, such as temporary pacing catheters; sheaths for femoral and trans-radial aortic access used in diagnostic and therapeutic procedures; and intra-aortic balloon, or IAB, catheters. Capital equipment includes our intra-aortic balloon pump, or IABP, consoles. IABP products are used to augment oxygen delivery to the cardiac muscle and reduce the oxygen demand after cardiac surgery, serious heart attack or interventional procedures. We market our cardiac care products under the Arrow brand name.

The IAB and IABP product lines feature the AutoCAT 2 WAVE console and the FiberOptix catheter, which together utilize fiber optic technology for arterial pressure signal acquisition and enable the patented WAVE timing algorithm to support the broadest range of patient heart rhythms, including severely arrhythmic patients.

OEM and Development Services

Product development and production services marketed to original equipment manufacturers, or OEMs, represented 8 percent of our net revenues in 2013. Our OEM division, which includes the TFX OEM® and Deknatel® OEM nameplates, provides custom-engineered extrusions, diagnostic and interventional catheters, sheath/dilator sets (introducers) and kits, sutures, performance fibers, and bioresorbable resins and fibers. We offer an extensive portfolio of integrated capabilities, including engineering, material selection, regulatory affairs, prototyping, testing and validation, manufacturing, assembly, and packing.

HISTORY AND RECENT DEVELOPMENTS

Teleflex was founded in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, we have grown and evolved through entries into new businesses, development of new products, introduction of products into new geographic or end-markets and through acquisitions of companies. Throughout our history, we have continually focused on providing innovative, technology-driven, specialty-engineered products that help our customers meet their business requirements.

Over the past several years, we have significantly changed the composition of our portfolio of businesses, expanding our presence in the medical device industry, while divesting all of our businesses serving the aerospace, automotive, industrial and marine markets. The most significant of these transactions occurred in 2007 with our acquisition of Arrow

International, a leading global supplier of catheter-based medical technology products used for vascular access and cardiac care, and the divestiture of our automotive and industrial businesses. Our acquisition of Arrow significantly expanded our single-use product offerings for critical care, enhanced our global footprint and added to our research and development capabilities. With the divestitures of our marine business and cargo container and systems businesses in 2011, we became exclusively a medical device company.

We expect to continue to increase the size of our business through a combination of acquisitions and organic growth initiatives. From time to time, we explore and engage in discussions regarding acquisitions that would augment our existing medical device platform.

GOVERNMENT REGULATION

We are subject to comprehensive government regulation both within and outside the United States relating to the development, manufacture, sale and distribution of our products.

Regulation of Medical Devices in the United States

All of our medical devices manufactured or sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act (“FDC Act”), as implemented and enforced by the FDA. The FDA and, in some cases, other government agencies administer requirements for the design, testing, safety, effectiveness, manufacturing, labeling, storage, record keeping, clearance, approval, advertising and promotion, distribution, post-market surveillance, import and export of our medical devices.

Unless an exemption applies, each medical device that we market must first receive either clearance (by submitting a premarket notification (“510(k)”)) or approval (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. To obtain 510(k) clearance, a manufacturer must demonstrate that the proposed device is substantially equivalent to a legally marketed device, referred to as the predicate device. Substantial equivalence is established by the applicant showing that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device.  The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. A device that is not eligible for the 510(k) process because there is no predicate device may be reviewed through the de novo process. A device not eligible for 510(k) clearance must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.  The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) process. It generally takes from one to three years or even longer. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I and Class II devices that require 510(k) clearance.  In addition, modifications made to devices after they receive clearance or approval may require a new 510(k) clearance or approval of a PMA or PMA supplement. We cannot be sure that 510(k) clearance or PMA approval will be obtained for any device that we propose to market.

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k).  The sponsor of a clinical study must comply with and conduct the study in accordance with the applicable federal regulations, including FDA’s investigational device exemption (“IDE”) requirements, and good clinical practice (“GCP”).  Clinical trials must also be approved by an institutional review board, or IRB, which is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety, and welfare of the human research subject.  The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  An IRB may also require the clinical trial at the site to be halted for failure to comply with the IRB’s requirements, or may impose other conditions.

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include the following:

•	device listing and establishment registration;
•	adherence to the Quality System Regulation (“QSR”) which requires stringent design, testing, control, documentation, complaint handling and other quality assurance procedures;
•	labeling requirements;
•	FDA prohibitions against the promotion of off-label uses or indications;

•	adverse event reporting;
•	post-approval restrictions or conditions, including post-approval clinical trials or other required testing;
•	post-market surveillance requirements;
•	the FDA’s recall authority, whereby it can ask for the recall of products from the market; and
•	voluntary corrections or removals reporting and documentation.

In September 2013, the FDA issued final regulations and draft guidance documents regarding the Unique Device Identification (“UDI”) System, which will require manufacturers to mark certain medical devices with unique identifiers. While the FDA expects that the UDI System will help track products during recalls and improve patient safety, it will require us to make changes to our manufacturing and labeling, which could increase our costs.  The UDI System is being implemented in stages based on device risk, with the first requirements taking effect in September 2014 and the last taking effect in September 2020.

Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections to verify compliance with the QSR as well as other regulatory requirements.

If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or total shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.  Any of these actions could have an adverse effect on our business.

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the markets outside of the United States in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems.

Healthcare Laws

We are subject to various federal, state and local laws in the United States targeting fraud and abuse in the healthcare industry.  These laws prohibit us from, among other things, soliciting, offering, receiving or paying any remuneration to induce the referral or use of any item or service reimbursable under Medicare, Medicaid or other federally or state financed healthcare programs.  Violations of these laws are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.  In addition, we are subject to federal and state false claims laws in the United States that prohibit the submission of false payment claims under Medicare, Medicaid or other federally or state funded programs.  Certain marketing practices, such as off-label promotion, and violations of federal anti-kickback laws may also constitute violations of these laws.

We are also subject to various federal and state reporting and disclosure requirements related to the healthcare industry.  Recent rules issued by the Centers for Medicare & Medicaid Services (CMS) require us to collect and, beginning in March 2014, report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reported data will be posted in searchable form on a public website beginning September 30, 2014.  Failure to submit required information may result in civil monetary penalties.  In addition, several states now require medical device companies to report expenses relating to the marketing and promotion of device products and to report gifts and payments to individual physicians in these states.  Other states prohibit various other marketing-related activities.  The federal government and still other states require the posting of information relating to clinical studies and their outcomes. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that a healthcare company may run afoul of one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.

Other Regulatory Requirements

We are also subject to the United States Foreign Corrupt Practices Act and similar anti-bribery laws applicable in jurisdictions outside the United State that generally prohibit companies and their intermediaries from improperly offering or paying anything of value to non-United States government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. In the sale, delivery and servicing of our medical devices and software outside of the United States, we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and the Department of Commerce’s Bureau of Industry and Security (“BIS”) which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the United States government. Despite our global trade and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.

COMPETITION

The medical device industry is highly competitive. We compete with many companies, ranging from small start-up enterprises to companies that are larger and more established than us and have access to significantly greater financial resources. Furthermore, extensive product research and development and rapid technological advances characterize the market in which we compete. We must continue to develop and acquire new products and technologies for our businesses to remain competitive. We believe that we compete primarily on the basis of clinical superiority and innovative features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness. Our major competitors include C. R. Bard, Inc., Covidien and CareFusion.

SALES AND MARKETING

Our product sales are made directly to hospitals, healthcare providers, distributors and to original equipment manufacturers of medical devices through our own sales forces and through independent representatives and through independent distributor networks.

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

RESEARCH AND DEVELOPMENT

We are engaged in both internal and external research and development. Our research and development costs principally relate to our efforts to bring innovative new products to the markets we serve, and our efforts to enhance the clinical value, ease of use, safety and reliability of our existing product lines. Our research and development efforts support our strategic objectives to provide safe and effective products that reduce infections, improve patient and clinician safety, enhance patient outcomes and enable less invasive procedures. Our research and development expenditures were $65.0 million, $56.3 million and $48.7 million for the years-ended December 31, 2013, 2012 and 2011, respectively.

We also acquire or license products and technologies that are consistent with our strategic objectives and enhance our ability to provide a full range of product and service options to our customers.

SEASONALITY

Portions of our revenues are subject to seasonal fluctuations. Incidence of flu and other disease patterns as well as the frequency of elective medical procedures affect revenues related to single-use products.  Historically, we have experienced higher sales in the fourth quarter as a result of these factors.

EMPLOYEES

We employed approximately 11,400 full-time and temporary employees at December 31, 2013. Of these employees, approximately 3,000 were employed in the United States and 8,400 in countries other than the United States. Approximately 5 percent of our employees in the United States and in other countries were covered by union contracts or collective-bargaining arrangements. We believe we have good relationships with our employees.

ENVIRONMENTAL

We are subject to various environmental laws and regulations both within and outside the United States. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While we continue to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, we cannot ensure that our costs of complying with current or future environmental protection, health and safety laws and regulations will not exceed our estimates or have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we cannot ensure that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

We are a Delaware corporation incorporated in 1943. Our executive offices are currently located at 155 South Limerick Road, Limerick, PA 19468. Our telephone number is (610) 948-5100. We expect to relocate our corporate offices in the first half of 2014 to 550 East Swedesford Road, Suite 400, Wayne, PA 19087.

EXECUTIVE OFFICERS

The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Benson F. Smith	66	Chairman, President, Chief Executive Officer and Director
Liam Kelly	47	Executive Vice President and President, International
Thomas E. Powell	52	Executive Vice President and Chief Financial Officer

Mr. Smith has been our Chairman, President and Chief Executive Officer since January 2011, and has served as a Director since April 2005. Prior to January 2011, Mr. Smith was the managing partner of Sales Research Group, a research and consulting organization. From 1999 to January 2011, he also served as the Chief Executive Officer of BFS & Associates LLC, which specialized in strategic planning and venture investing. From 2000 until 2005, Mr. Smith also served as a speaker and author at The Gallup Organization, a global research-based consultancy firm. Prior to that, Mr. Smith worked for C.R. Bard, Inc., a company specializing in medical devices, for approximately 25 years, where he held various executive and senior level positions, most recently as President and Chief Operating Officer from 1994 to 1998.

Mr. Kelly has been our Executive Vice President, President, International since June 2012. He previously held several positions with regard to our EMEA segment, including President from June 2011 to June 2012, Executive Vice President from November 2009 to June 2011, and Vice President of Marketing from April 2009 to November 2009. Prior to joining Teleflex, Mr. Kelly held various senior level positions with Hill-Rom Holdings, Inc., a medical device company, from October 2002 to August 2009, serving as its Vice President of International Marketing and R&D from August 2006 to February 2009.

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

In addition, our competitors currently may be developing, or may develop in the future, products that provide better features, clinical outcomes or economic value than those that we currently offer or subsequently develop. Our failure to successfully develop and market new products or enhance existing products could have an adverse effect on our business, financial condition and results of operations.

Our customers depend on third party coverage and reimbursements and the failure of healthcare programs to provide coverage and reimbursement, or the reduction in levels of reimbursement, for our medical products could adversely affect us.

The ability of our customers to obtain coverage and reimbursement for our products is important to our business. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Even when we develop or acquire a promising new product, demand for the product may be limited unless reimbursement approval is obtained from private and governmental third party payors. Internationally, healthcare reimbursement systems vary significantly, with medical centers in some countries having fixed budgets, regardless of the extent of patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for many of our medical products would be adversely affected. We cannot be sure that third party payors will maintain the current level of coverage and reimbursement to our customers for use of our existing products. Adverse coverage determinations or any reduction in the amount of reimbursement could harm our business by reducing potential customers’ selection of our products and the prices they are willing to pay.

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

In addition, as part of our efforts to increase operating efficiencies, we began, in 2012, and are continuing to transition our businesses to a single enterprise resource planning, or ERP, system. In the third quarter of 2013, we completed the initial phase of this transition without experiencing any significant disruptions to our business or operations.  However, in the event we encounter any problems with future phases of this transition, we could experience business disruptions, which could adversely affect customer relationships and divert the attention of management away from daily operations. In addition, any delays in the implementation of the ERP system could cause us to incur additional unexpected costs. Should we experience such difficulties, our business, cash flows and results of operations could be adversely affected.

We are subject to extensive government regulation, which may require us to incur significant expenses to ensure compliance. Our failure to comply with those regulations could have a material adverse effect on our business, results of operations and financial condition.

Our products are classified as medical devices and are subject to extensive regulation in the United States by the FDA and by comparable government agencies in other countries. The regulations govern the development, design, approval, manufacturing, labeling, importing and exporting and sale and marketing of many of our products. Moreover, these regulations are subject to future change. Failure to comply with applicable regulations could lead to adverse effects on our business, which could include:

•	partial suspension or total shutdown of manufacturing;
•	product shortages;
•	delays in product manufacturing;
•	product seizures;
•	recalls;
•	criminal prosecution;
•	injunctions;
•	fines or civil penalties;
•	operating restrictions;
•	denial of requests for regulatory clearance or approval of new products;
•	withdrawal or suspension of required clearances, approvals or licenses; and
•	prohibitions against exporting of products to, or importing products from, countries outside the United States.

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

In the United States, before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive either 510(k) clearance or approval of a premarket approval, or PMA, application from the FDA. In order for us to obtain 510(k) clearance, the FDA must determine that our proposed product is “substantially equivalent” to a device legally on the market, known as a “predicate” device. To establish substantial equivalence, the applicant must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or it has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device. Obtaining PMA approval is more difficult, requiring us to demonstrate the safety and effectiveness of the device based, in part, on data obtained in human clinical trials. Similarly, most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA or a foreign governmental authority may make its review and clearance or approval process more rigorous, which could require us to generate additional clinical or other data, and expend more time and effort, in obtaining future product clearances or approvals. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, substantial additional costs or limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations.

Even after a product has received marketing approval or clearance, such product approval or clearance can be withdrawn or limited due to unforeseen problems with the device or issues relating to its application. Violations of FDA requirements for medical devices could result in FDA enforcement actions, including:

•	warning or untitled letters;
•	fines or civil penalties;
•	delays in obtaining new regulatory clearances;
•	product seizures or recalls;
•	injunctions;
•	criminal prosecution;
•	advisories or other field actions; and

•	operating restrictions.

Medical devices are cleared or approved for one or more specific intended uses. Promoting a device for an off-label use could result in government enforcement action.

Furthermore, our facilities are subject to periodic inspection by the FDA and other federal, state and foreign government authorities, which require manufacturers of medical devices to adhere to certain regulations, including the FDA’s Quality System Regulation, which requires periodic audits, design controls, quality control testing and documentation procedures, as well as complaint evaluations and investigation. The FDA also requires the reporting of certain adverse events and may require the reporting of recalls or other field safety corrective actions. Issues identified through such inspections and reports may result in FDA enforcement action through any of the actions discussed above. Moreover, issues identified through such inspections and reports may require significant resources to resolve.

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

In addition, if any of our products are, or are alleged to be, defective, we may voluntarily participate, or be required by regulatory authorities to participate, in a recall of that product. In the event of a recall, we may experience lost sales and be exposed to individual or class-action litigation claims. Moreover, negative publicity regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals or harm our ability to successfully launch and market our products in the future.Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition and results of operations.

The ongoing volatility in the domestic and global financial markets combined with a continuation of constrained global credit markets could adversely impact our operating results, financial condition and liquidity.

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

Additionally, our customers, particularly in the European region, have extended or delayed payments for products and services already provided, which may lead to collectability concerns regarding our accounts receivable from these customers. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our foreseeable additional operating needs. However, in light of the ongoing volatility in the domestic and global financial markets, combined with a continuation of constrained global credit markets there is a risk that our customers and suppliers may be unable to access liquidity. As of December 31, 2013 and  2012, our aggregate net receivables in Italy, Spain, Portugal and Greece were $97.9 million and $101.0 million, respectively. In 2013, 2012 and 2011, net revenues from these countries were approximately 8%, 9% and 9% of total net revenues, respectively, and average days that accounts receivable were outstanding were 260, 288 and 318 days, respectively. Although we maintain allowances for doubtful accounts to cover the estimated losses which may occur when customers cannot make their required payments, we cannot be assured that we will continue to experience the same loss rate in the future given the volatility in the worldwide economy. If our allowance for doubtful accounts is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our operating results. Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.

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

Our strategic initiatives include making significant investments that are designed to achieve revenue growth and margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.

In addition, as part of our strategy for growth, we have made, and may continue to make, acquisitions and divestitures and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of acquired operations, technologies, services and products and the diversion of management’s attention from other business concerns. Even if we are successful in making an acquisition, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We could also experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with the acquisition of a company or business, including issues related to internal control over financial reporting, regulatory or compliance issues and potential adverse short-term effects on results of operations through increased costs or otherwise.  Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will identify all such risks or the magnitude of the risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

An interruption in our manufacturing or distribution operations or our supply of raw materials may adversely affect our business.

Many of our key products are manufactured at or distributed from single locations, and the availability of alternate facilities is limited. If operations at one or more of our facilities is suspended due to natural disasters or other events, we may not be able to timely manufacture or distribute one or more of our products at previous levels or at all. Furthermore, our ability to establish replacement facilities or to substitute suppliers may be delayed due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. In addition, in the event of delays or cancellations in shipments of raw materials by our suppliers, we may not be able to timely manufacture or supply the affected products at previous levels or at all. The manufacture of our products is also highly exacting and complex, due in part to strict regulatory requirements. Problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue.  A reduction or interruption in manufacturing or distribution, or our inability to secure suitable alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal healthcare anti-kickback statute, which prohibits, among other things, persons from knowingly and willfully offering or paying remuneration to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs, or soliciting payment for such referrals, purchases, orders and recommendations;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government, including Medicare, Medicaid or other third-party payors;

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results. The risk of our being found to have violated these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.

Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “Healthcare Reform Act”), imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Our first report is due March 30, 2014, and the reported information will be made publicly available in a searchable format beginning September 30, 2014. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for each payment, transfer of value or ownership or investment interests not reported in an annual submission, up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”).

In addition, there has been a recent trend of increased federal and state regulation of payments made to healthcare providers. Some states, such as California, Connecticut, Nevada and Massachusetts, mandate implementation of compliance programs that include the tracking and reporting of gifts, compensation for consulting and other services, and other remuneration to healthcare providers. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that a healthcare company may run afoul of one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.

Health care reform may have a material adverse effect on our industry and our business.

Political, economic and regulatory developments have effected fundamental changes in the healthcare industry. The Healthcare Reform Act substantially changes the way health care is financed by both government and private insurers, encourages improvements in the quality of health care products and services, and significantly impacts the United States  pharmaceutical and medical device industries. Among other things, the Healthcare Reform Act:

•	establishes a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States, beginning in 2013;
•	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;
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

In 2013, we paid $11.5 million with respect to the medical device excise tax. However, we cannot predict at this time the full impact of the Healthcare Reform Act or other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flow.

We are subject to risks associated with our non-United States operations.

We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the United States, including Canada, Belgium, the Czech Republic, France, Germany, Ireland, Malaysia, Mexico, and Singapore. As of December 31, 2013, approximately 37% of our net property, plant and equipment was located outside the United States and 74% of our full-time and temporary employees were employed in countries outside of the United States. In addition, in 2013, approximately 50% of our net revenues (based on Teleflex location) were derived from operations outside the United States.

Our international operations are subject to risks inherent in doing business outside the United States, including:

•	exchange controls, currency restrictions and fluctuations in currency values;
•	trade protection measures;
•	potentially costly and burdensome import or export requirements;
•	laws and business practices that favor local companies;
•	changes in non-United States medical reimbursement policies and procedures;
•	subsidies or increased access to capital for firms that currently are or may emerge as competitors in countries in which we have operations;
•	substantial foreign tax liabilities, including potentially negative consequences from changes in tax laws;
•	restrictions and taxes related to the repatriation of foreign earnings;
•	differing labor regulations;
•	additional United States and foreign government controls or regulations;
•	difficulties in the protection of intellectual property; and
•	unsettled political and economic conditions and possible terrorist attacks against American interests.

In addition, the United States Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws in non-United States jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded United States corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off the books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, we operate in many parts of the world that have experienced governmental corruption to some degree.  Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent reckless or criminal acts by our employees or agents, and may be exposed to liability due to pre-acquisition conduct of employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions.

Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as other laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we train our employees and contractually obligate our distributors to comply with these regulations, we cannot assure that a violation will not occur, whether knowingly or inadvertently. Failure to comply with these rules and regulations may result in substantial civil and criminal penalties, including fines and the disgorgement of profits, the imposition of a court-appointed monitor, the denial of export privileges and debarment from participation in United States government contracts.

The risks relating to our foreign operations may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.

Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We expect revenues from products manufactured in, and sold into, non-United States markets to continue to represent a significant portion of our net revenues. Our consolidated financial statements reflect translation of financial statements denominated in non-United States currencies to United States dollars, our reporting currency. When the United States dollar strengthens or weakens in relation to the foreign currencies of the countries in which we sell or manufacture our products, such as the euro, our United States dollar-reported revenue and income will fluctuate. Although we have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows denominated in non-functional currency in order to reduce the effects of currency rate fluctuations, changes in the relative values of currencies may, in some instances, have a significant effect on our results of operations.

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

We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries to protect our proprietary rights. Although we own numerous United States and foreign patents and have submitted numerous patent applications, we cannot be assured that any pending patent applications will issue, or that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged, invalidated or circumvented by third parties. In addition, we rely on confidentiality and non-disclosure agreements with employees and take other measures to protect our know-how and trade secrets. The steps we have taken may not prevent unauthorized use of our technology by competitors or other persons who may copy or otherwise obtain and use these products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. There is no guarantee that current and former employees, contractors and other parties will not breach their confidentiality agreements with us, misappropriate proprietary information or copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Moreover, there can be no assurance that others will not independently develop the know-how and trade secrets or develop better technology than our own, which could reduce or eliminate any competitive advantage we have developed. Our inability to protect our proprietary technology could adversely affect our business.

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

As of December 31, 2013, we had total consolidated indebtedness of $1,286 million.

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

Our revolving credit agreement and the indenture governing our 6.875% senior subordinated notes contain covenants that, among other things, impose significant restrictions on our business. The restrictions that these covenants place on us and our restricted subsidiaries include limitations on our and their ability to:

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

In addition, our revolving credit agreement also contains financial covenants. A breach of any covenants under any one or more of these debt agreements could result in a default, which if not cured or waived, could result in the acceleration of all our debts. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.

The contingent conversion features of our convertible notes, if triggered, may adversely affect our financial condition.

In August 2010, we issued $400 million in aggregate principal amount of convertible senior subordinated notes due 2017, which we refer to as the “Convertible Notes.” The Convertible Notes are convertible under certain circumstances, including the attainment of a closing price per share of our common stock equal to 130% of the conversion price (approximately $79.72) for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter.  Because our closing stock price during the 30 consecutive trading days ending on December 31, 2013 exceeded 130% of the conversion price for at least 20 trading days, the Convertible Notes are currently convertible into shares of our common stock.  As a result, the Convertible Notes are classified as a current liability, which, in turn, has resulted in a material reduction of our net working capital. At this time, we have elected the net settlement method to satisfy the conversion obligation, under which we may settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of utilizing our existing cash on hand and accessing our credit facility as well as raising money in the capital markets, if necessary, our use of these funds could adversely affect our results of operations and liquidity. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion regarding the conversion terms of the Convertible Notes.

The convertible note hedge transactions and warrant transactions entered into in connection with the issuance of our Convertible Notes may affect the value of our common stock.

In connection with our issuance of the Convertible Notes, we entered into privately negotiated hedge transactions with third parties, which we refer to as the hedge counterparties. The hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that underlie the Convertible Notes and are expected to reduce our exposure to potential dilution with respect to our common stock and/or reduce our exposure to potential cash payments that may be required to be made by us upon conversion of the Convertible Notes. Separately, we also entered into privately negotiated warrant transactions relating to the same number of shares of our common stock with the hedge counterparties with a strike price of $74.648, subject to customary anti-dilution adjustments, pursuant to which we may be obligated to issue shares of our common stock. The warrant transactions could have a dilutive effect with respect to our common stock or, if we so elect, obligate us to make cash payments to the extent that the market price per share of our common stock exceeds the strike price of the warrants on any expiration date of the warrants. In addition, under applicable accounting guidance, changes in the share price of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation with respect to the Convertible Notes and warrants, which, in turn, could impact our reported financial results. Based on the average market price of our common stock during 2013, 0.6 million shares issuable upon exercise of the warrants were included in the total diluted shares outstanding for the year ended December 31, 2013. For additional information, see “Financing Arrangements” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

In connection with establishing their initial hedges of the convertible note hedge transactions and the warrant transactions, the hedge counterparties (and/or their affiliates) entered into various cash-settled over-the-counter derivative transactions with respect to our common stock concurrently with, or shortly following, the pricing of the Convertible Notes. The hedge counterparties (and/or their affiliates) may, in their sole discretion, with or without notice, modify their hedge positions from time to time (and are likely to do so during any conversion period related to the conversion of the Convertible Notes) by entering into or unwinding various over-the-counter derivative transactions with respect to shares of our common stock, and/or by purchasing or selling shares of our common stock or Convertible Notes in privately negotiated transactions and/or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

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

We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2013, we had outstanding approximately 41.2 million shares of our common stock, options to purchase approximately 1.3 million shares of our common stock (of which approximately 0.7 million were vested as of that date), approximately 0.4 million of restricted stock awards (which are expected to vest over the next three years) and approximately 20,000 shares of our common stock to be distributed from our deferred compensation plan. In addition, as of December 31, 2013, 17.1 million shares of our common stock are reserved for issuance upon the exercise of stock options, upon conversion of the Convertible Notes and upon the exercise of the warrants issued in connection with the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.

If we issue additional shares of our common stock or instruments convertible into our common stock, it may materially and adversely affect the price of our common stock. Furthermore, the exercise of some or all of the outstanding stock options and warrants, and the conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of such shares of our common stock issuable upon any exercise of stock options or warrants, or conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock. In addition, the issuance and sale, including through exercise of stock options and warrants, of substantial amounts of common stock or conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Disruption of critical information systems or material breaches in the security of our systems may adversely affect our business and customer relationships.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. We also rely on our technology infrastructure, among other functions, to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurance that our protective measures will prevent security breaches that could have a significant impact on our business, reputation and financial results. If we fail to monitor, maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could, among other things, lose existing customers, have difficulty preventing fraud, have disputes with customers, physicians and other health care professionals, be subject to regulatory sanctions or penalties, incur expenses or lose revenues or suffer other adverse consequences.  Any of these events could have a material adverse effect on our business, results of operations or financial condition.

New regulations related to conflict minerals may increase our costs and adversely affect our business.

The SEC has promulgated final rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. At this time, we have determined that certain of our products contain the specified minerals, and we have developed a process to enable us to identify where such minerals originated.  We expect to incur costs associated with complying with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Our customers may require our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to provide assurances to our customers that our products are “DRC conflict free” (generally, the product does not contain conflict minerals originating in the DRC or an adjoining country that directly or indirectly finance or benefit specified armed groups) or to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands.  We also may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins of all conflict minerals or to determine that any conflict minerals used in products we manufacture or in products manufactured by others for us are DRC conflict-free..

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

These laws and regulations are complex, change frequently and have tended to become more stringent over time. In 2013, our costs related to compliance with, or liabilities under these laws totaled $0.9 million. We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances, which may include claims for personal injury or cleanup, will not exceed our estimates or will not adversely affect our financial condition and results of operations.

Our workforce covered by collective bargaining and similar agreements could cause interruptions in our provision of products and services.

As of December 31, 2013, approximately 5 percent of our employees in the United States and in other countries were covered by union contracts or collective-bargaining arrangements. In addition, for the fiscal year ended December 31, 2013, approximately 1% of our net revenues were generated by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.

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

Provisions of our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock. For example, our certificate of incorporation authorizes our board of directors to determine the number of shares in a series, the consideration, dividend rights, liquidation preferences, terms of redemption, conversion or exchange rights and voting rights, if any, of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. We are also subject to Section 203 of the Delaware General Corporation Law, which imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. These provisions could have the effect of delaying or deterring a third party from acquiring us even if an acquisition might be in the best interest of our stockholders, and accordingly could reduce the market price of our common stock.

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

We own or lease approximately 68 properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted within the facilities.

Our major facilities (those with 50,000 or greater square feet) are as follows:

Location	Square Footage	Owned or Leased
Olive Branch, MS	627,000	Leased
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	204,000	Owned
Reading, PA	166,000	Owned
Research Triangle Park, NC	147,000	Owned
Kernen, Germany	145,000	Leased
Chihuahua, Mexico	112,000	Owned
Zdar nad Sazavou, Czech Republic	108,000	Owned
Tongeren, Belgium	108,000	Leased
Kamunting, Malaysia	102,000	Owned
Everett, MA	100,000	Leased
Tecate, Mexico	96,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Chelmsford, MA	91,000	Leased
Arlington Heights, IL	86,000	Leased
Kamunting, Malaysia	82,000	Leased
Kernen, Germany	73,000	Owned
Jaffrey, NH	65,000	Owned
Limerick, Ireland	55,000	Leased
Bad Liebenzell, Germany	53,000	Leased
Ramseur, NC	52,000	Leased

Each of the facilities included in the table above generally are utilized by more than one of our reporting segments.

In addition to the properties listed above, we own or lease approximately 600,000 square feet of warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Asia and Africa. We also own or lease several properties that are no longer being used in our operations, which we are actively marketing for sale or sublease. At December 31, 2013, four unused owned properties were classified as held for sale.

In August 2013, we entered into a lease agreement for approximately 130,000 square feet of office space in Morrisville, North Carolina, which we will use to consolidate two separate office facilities in the Research Triangle Park area of North Carolina.  The lease has a term of 10 years with two optional 5-year extensions.  Occupancy and lease commencement is expected to be in the second half of 2014.

In December 2012, we entered into a lease agreement for approximately 84,000 square feet of office space in Wayne, Pennsylvania, which we intend to use as our new corporate headquarters commencing in the first half of 2014. The lease has a term of 10 years and 8 months from the commencement date with an option to renew for an additional ten years.

ITEM 3.	LEGAL PROCEEDINGS

The Company is party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, employment and environmental matters. As of December 31, 2013 and 2012, the Company has recorded reserves of approximately $6.8 million and $2.3 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $6.8 million reserved for at December 31, 2013, $1.4 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. (symbol “TFX”). Our quarterly high and low stock prices and dividends for 2013 and 2012 are shown below.

Price Range and Dividends of Common Stock

2013	High	Low	Dividends
First Quarter	$84.58	$71.84	$0.34
Second Quarter	$87.46	$73.83	$0.34
Third Quarter	$82.41	$74.42	$0.34
Fourth Quarter	$99.13	$81.05	$0.34

2012	High	Low	Dividends
First Quarter	$63.91	$57.78	$0.34
Second Quarter	$64.79	$57.26	$0.34
Third Quarter	$70.78	$59.96	$0.34
Fourth Quarter	$71.59	$65.07	$0.34

The terms of our senior credit facility and our 6.875% senior subordinated notes due 2019 limit our ability to repurchase shares of our stock and pay cash dividends. Under the most restrictive of these provisions, on an annual basis $147 million of retained earnings was available for dividends and stock repurchases at December 31, 2013. On February 19, 2014, the Board of Directors declared a quarterly dividend of $0.34 per share on our common stock, which is payable on March 14, 2014 to holders of record on March 4, 2014. As of February 19, 2014, we had approximately 628 holders of record of our common stock.

On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Through December 31, 2013, no shares have been purchased under this Board authorization. See “Stock Repurchase Programs” contained in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for more information.

Stock Performance Graph

The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2008 and that all dividends were reinvested.

MARKET PERFORMANCE

Comparison of Cumulative Five Year Total Return
DOLLARS
250
200
150
100
50
2008
2009
2010
2011
2012
2013
Teleflex Incorporated
S&P 500 Index
S&P 500 Health Care Equipment & Supplies

Company / Index	2008	2009	2010	2011	2012	2013
Teleflex Incorporated	100	111	114	132	157	210
S&P 500 Index	100	126	146	149	172	228
S&P 500 Healthcare Equipment & Supply Index	100	129	125	124	146	186

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data in the following table includes the results of operations for acquired companies from the respective date of acquisition.

	2013(2)	2012(2)		2011(2)	2010		2009
	(Dollars in thousands, except per share)
Statement of Income Data(1):
Net revenues	$1,696,271	$1,551,009		$1,492,528	$1,397,722		$1,394,906
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	$233,261	$(97,375	)(3)	$229,570	$230,290		$246,487
Income (loss) from continuing operations	$152,183	$(181,782	)(3)	$119,322	$87,672	(4)	$124,189
Amounts attributable to common shareholders for income (loss) from continuing operations	151,316	$(182,737	)(3)	$118,301	$86,811	(4)	$123,557
Per Share Data(1):
Income (loss) from continuing operations — basic	$3.68	$(4.47)		$2.92	$2.18	(4)	$3.11
Income (loss) from continuing operations — diluted	$3.46	$(4.47)		$2.90	$2.16	(4)	$3.09
Cash dividends	$1.36	$1.36		$1.36	$1.36		$1.36
Balance Sheet Data:
Total assets	$4,209,007	$3,733,687		$3,924,103	$3,643,155		$3,839,005
Long-term borrowings, less current portion	$930,000	$965,280		$954,809	$813,409		$1,192,491
Shareholders’ equity	$1,913,527	$1,778,950		$1,980,588	$1,783,376		$1,580,241
Statement of Cash Flows Data(1):
Net cash provided by operating activities from continuing operations	$229,871	$193,853		$94,357	$143,834	(6)	$113,999	(6)
Net cash (used in) provided by investing activities from continuing operations	$(372,638)	$(368,258)		$306,670	$152,138		$288,877
Net cash (used in) provided by financing activities from continuing operations	$232,598	$(64,888)		$(11,106)	$(335,499)		$(401,918)
Free cash flow(5)	$166,291	$128,459		$49,775	$114,504		$89,200

Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)	Amounts exclude the impact of certain businesses which have been presented in our consolidated financial results as discontinued operations.
(2)

Amounts include the impact of businesses acquired during the period. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion on Company acquisitions.

(3)

Includes a pretax goodwill impairment charge of $332.1 million, or $315.1 million net of tax. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion on the goodwill impairment charge.

(4)	Includes a $29.7 million, net of tax, or a $0.74 per share loss (basic and diluted) on extinguishments of debt.

(5)

Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities from continuing operations. Free cash flow is considered a non-GAAP financial measure. We use this financial measure for internal managerial purposes and to evaluate period-to-period comparisons. This financial measure is used in addition to and in conjunction with results presented in accordance with generally accepted accounting principles, or GAAP, and should not be relied upon to the exclusion of GAAP financial measures. Management believes that free cash flow is a useful measure to investors because it facilitates an assessment of funds available to satisfy current and future obligations, pay dividends and fund acquisitions. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations, such as debt service, that are not deducted from the measure. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. The following is a reconciliation of free cash flow to the most comparable GAAP measure.

	2013	2012	2011	2010		2009
	(Dollars in thousands)
Net cash provided by operating activities from continuing operations	$229,871	$193,853	$94,357	$143,834	(6)	$113,999	(6)
Less: Capital expenditures	63,580	65,394	44,582	29,330		24,799
Free cash flow	$166,291	$128,459	$49,775	$114,504		$89,200

(6)

2009 cash flow from continuing operations reflects the impact of estimated tax payments made in connection with businesses divested of $97.5 million and 2010 cash flow reflects the impact of a refund of $59.5 million of the estimated tax payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We sell our products to hospitals and healthcare providers in more than 150 countries through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure.

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

Effective January 1, 2014, we realigned our operating segments.  The Vascular, Anesthesia/Respiratory and Surgical businesses, which previously comprised much of the Americas operating segment, are now separate operating segments. Additionally, the Company made changes to the allocation methodology of certain costs, including manufacturing variances and research and development costs, among the businesses to improve accountability. Because the change in segment reporting structure became effective in the first quarter of 2014, the segment information presented in this document does not reflect this change.

Through an extensive acquisition and divestiture program, we have significantly expanded our presence in the medical technology industry, while divesting all of our businesses serving the aerospace, automotive, industrial and marine markets. The following is a listing of our more significant acquisitions and divestitures that have occurred since the beginning of 2011. With respect to divested businesses listed below, we have reported results of operations, cash flows and (gains) losses on the disposition of these businesses as discontinued operations for all periods presented. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our significant divestitures.

Medical Device Business Transactions

•	December 2013 — Acquired Vidacare Corporation, a provider of intraosseous, or inside the bone, access devices (“Vidacare”), which complements the vascular access and specialty product portfolios;
•

June 2013 — Acquired the assets of Ultimate Medical Pty. Ltd. and its affiliates, a supplier of airway management devices with a full range of laryngeal mask airways, which complements our anesthesia product portfolio;

•

June 2013 — Acquired Eon Surgical, Ltd., a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance a surgeon’s ability to perform scarless surgery while producing better patient outcomes, which complements our surgical care product portfolio;

•

October 2012 — Acquired substantially all of the assets of LMA International N.V. (LMA), a global provider of laryngeal masks whose products are used in anesthesia and emergency care, which enhanced our anesthesia product portfolio.

•	2012 — Completed four late-stage technology acquisitions in furtherance of our strategy to invest in new technologies and research and development to support our future growth.

We may be required to pay contingent consideration in connection with some of the acquisitions listed above. The amount of contingent consideration we ultimately will pay will be based upon the achievement of specified objectives, including regulatory approvals and sales targets. For additional information on the contingent consideration, see Note 3  to the consolidated financial statements included in this Annual Report on Form 10-K.

Former Aerospace Segment Divestiture

In December 2011, we sold the cargo systems and container businesses for approximately $280 million and realized a gain of $126.8 million, net of tax.

Former Commercial Segment Divestiture

In March 2011, we sold the marine businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances for $123.1 million, consisting of $101.6 million in cash, net of $1.5 million of cash included in the marine business as part of the net assets sold, plus a subordinated promissory note in the amount of $4.5 million (which has subsequently been repaid in full) and the assumption by the buyer of approximately $15.5 million in liabilities related to the marine business. We realized a gain of $57.3 million, net of tax benefits, in connection with the sale.

Looking ahead, our strategy is to continue to be opportunistic and focus our attention on adding a combination of technology and strategic acquisitions to further strengthen our existing product portfolio within the medical technology industry.  Additionally, we will continue to identify opportunities to expand our margins by evaluating our existing product portfolio and shedding product lines that do not meet our financial criteria as well as optimizing our overall facility footprint to further reduce our cost base.

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. For the year ended December 31, 2013, we paid medical device excise taxes of $11.5 million, which is included in selling, general and administrative expenses.

Global Economic Conditions

Global economic conditions have had adverse impacts on market activities including, among other things, failure of financial institutions, falling asset values, diminished liquidity, and reduced demand for products and services. In response, we adjusted production levels and engaged in new restructuring activities and we continue to review and evaluate our manufacturing, warehousing and distribution processes to maximize efficiencies through the elimination of redundancies in our operations and the consolidation of facilities. Although, on a consolidated basis, the economic conditions did not have a significant adverse impact on our financial position, results of operations or liquidity, healthcare policies and practice trends vary by country, and the impact of the global economic downturn was felt to varying degrees in each of our regional markets over the last three years. The continuation of the present broad economic trends of weak economic growth, constricted credit and public sector austerity measures in response to growing public budget deficits could adversely affect our operations and our liquidity.

Hospitals in some regions of the United States experienced a decline in admissions, a weaker payor mix, and a reduction in elective procedures.  Hospitals consequently took actions to reduce their costs, including limiting their capital spending. Distributors in the supply chain generally have reduced inventory levels and have not replenished inventories to pre-recession levels. The impact of these actions is most pronounced in capital goods markets, which affected our surgical instrument and cardiac assist businesses. More recently, the economic environment has improved somewhat, but has not returned to pre-recession levels, and challenges persist, particularly in some European countries, as discussed below. Approximately 92 percent of our net revenues come from single-use products primarily used in critical care and surgical applications, and our sales volume could be negatively impacted if hospital admission rates or payor mix change as a result of continuing high unemployment rates (and subsequent loss of insurance coverage by consumers). Conversely, our sales volume could be positively impacted if there are additional insured individuals resulting from the Patient Protection and Affordable Care Act.

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

Results of Operations

The following comparisons exclude the impact of discontinued operations (see Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K and “Discontinued Operations” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of discontinued operations). Discussion of constant currency excludes the impact of translating the results of international subsidiaries at different currency exchange rates from year to year. Certain financial information is presented on a rounded basis, which may cause minor differences.

Revenues

Information regarding net revenues by product group is provided in the following table:

	Year Ended December 31			% Increase/(Decrease)
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(Dollars in millions)
Critical Care	$1,182.7	$1,040.3	$1,005.4	13.7	3.5
Surgical Care	306.5	291.1	276.9	5.3	5.1
Cardiac Care	75.9	79.4	80.6	(4.5)	(1.5)
OEM and Development Services	131.2	140.2	129.6	(6.5)	8.2

Net Revenues	$1,696.3	$1,551.0	$1,492.5	9.4	3.9

The following table presents the percentage increases or decreases in product group net revenues during the years ended December 31, 2013 and 2012 compared to the respective prior years on a constant currency basis, the impact of foreign currency fluctuations on those revenues and the total increase or decrease in net revenues for the periods presented:

	% Increase/ (Decrease)
	2013 vs 2012			2012 vs 2011
	Constant Currency(1)	Currency Impact	Total Change	Constant Currency(1)	Currency Impact	Total Change
Critical Care	13.4	0.3	13.7	6.5	(3.0)	3.5
Surgical Care	4.5	0.8	5.3	7.9	(2.8)	5.1
Cardiac Care	(4.1)	(0.4)	(4.5)	2.4	(3.9)	(1.5)
OEM and Development Services	(7.0)	0.5	(6.5)	9.5	(1.3)	8.2

Total Change	9.0	0.4	9.4	6.8	(2.9)	3.9
(1)

Constant currency is a non-GAAP financial measure that measures the change in net revenues between current and prior year periods by excluding the impact of translating the results of international subsidiaries at different currency exchange rates from period to period. The constant currency increase/decrease percentage is calculated by translating the prior year period’s local currency net revenues into an amount reflecting the current year period’s foreign currency exchange rates and calculating the percentage difference between net revenues for the current year period and net revenues for the prior year period. Management believes this measure is useful to investors because it eliminates items that do not reflect our day-to-day operations. In addition, management uses this financial measure for internal managerial purposes, when publicly providing guidance on possible future results, and to assist in our evaluation of period-to-period comparisons. This financial measure may not be comparable to similarly titled measures used by other companies, is presented in addition to results presented in accordance with GAAP and should not be relied upon as a substitute for GAAP financial measures.

Comparison of 2013 and 2012

Net revenues for the twelve months ended December 31, 2013 increased 9.4% to $1,696.3 million from $1,551.0 million in the twelve months ended December 31, 2012. The $145.3 million increase in net revenues is largely due to the businesses acquired during 2012 and 2013, which generated net revenues of approximately $121.1 million in 2013, including approximately $110.3 million generated by the LMA business. Net revenues further benefited from new products ($19.2 million) primarily in the Americas, EMEA and OEM, price increases ($15.2 million) in the Americas, EMEA and Asia, volume gains in Asia ($9.3 million) and EMEA ($1.3 million) and the favorable impact of foreign currency exchange rates ($5.7 million). These increases were partly offset by volume declines in the Americas ($14.7 million), in anesthesia, respiratory, vascular, surgical and cardiac products, and OEM ($11.8 million), primarily on lower sales of catheters and performance fibers.

Critical Care net revenues increased 13.7% in 2013 to $1,182.7 million from $1,040.3 million in 2012. On a constant currency basis, net revenues increased 13.4% over the corresponding prior year period. The increase in net revenues for the twelve months ended December 31, 2013 was due primarily to higher sales of anesthesia products as well as higher sales of vascular, urology and interventional access products. The growth in sales of anesthesia products was primarily related to the acquisition of the LMA business. The increase in net revenues for the twelve months ended December 31, 2013 was partially offset by a decline in sales of respiratory products.

Surgical Care net revenues increased 5.3% in 2013 to $306.5 million from $291.1 million in 2012. On a constant currency basis, net revenues increased 4.5% over the corresponding prior year period. The increase in net revenues for the twelve months ended December 31, 2013 was due to higher sales of ligation, suture and access products, partially offset by a decline in sales of general surgical instrument products.

Cardiac Care net revenues decreased 4.5% to $75.9 million in 2013 from $79.4 million in 2012. On a constant currency basis, net revenues decreased 4.1% over the corresponding prior year period. The decrease in net revenues for the twelve months ended December 31, 2013 was primarily due to a decline in sales of intra-aortic balloon pumps.

OEM net revenues decreased 6.5% to $131.2 million in 2013 from $140.2 million in 2012. On a constant currency basis, net revenues decreased 7.0% over the corresponding prior year period. The decrease in net revenues for the twelve months ended December 31, 2013 was due to a decline in sales of catheter, extrusion and performance fiber products.

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

Critical Care net revenues increased 3.5% in 2012 to $1,040.3 million from $1,005.4 million in 2011. Excluding the impact of foreign currency exchange rates, net revenues increased 6.5% over the corresponding prior year period. The increase in net revenues was due to higher sales of vascular access, anesthesia, urology and respiratory products.

Surgical Care net revenues increased 5.1% in 2012 to $291.1 million from $276.9 million in 2011. Excluding the impact of foreign currency exchange rates, net revenues increased 7.9% over the corresponding prior year period. The increase in net revenues was due to higher sales of ligation, general surgical instrument and closure products.

Cardiac Care net revenues decreased 1.5% in 2012 to $79.4 million from $80.6 million in 2011. Excluding the impact of foreign currency exchange rates, net revenues increased 2.4% over the corresponding prior year period. The increase in net revenues was due to higher sales of intra-aortic pumps and catheters.

OEM net revenues increased 8.2% in 2012 to $140.2 million from $129.6 million in 2011. Excluding the impact of foreign currency exchange rates, net revenues increased 9.5% over the corresponding prior year period. The increase in net revenues was due to higher sales of specialty suture and catheter fabrication products.

Gross profit

	2013	2012	2011
	(Dollars in millions)
Gross profit	$838.9	$748.2	$708.8
Percentage of revenues	49.5%	48.2%	47.5%

Comparison of 2013 and 2012

For the twelve months ended December 31, 2013, gross profit as a percentage of revenues increased 130 basis points compared to the corresponding prior year period. The increase is principally due to the inclusion of higher margin sales from the LMA and Vidacare businesses, price increases in the Americas, EMEA and Asia, new products in the Americas, EMEA and OEM, manufacturing efficiencies in EMEA and OEM and the favorable impact of foreign currency exchange rates. In addition, gross profit in the 2012 period was adversely affected by inventory write-offs for excess, slow moving and damaged product in Asia. These benefits were partly offset by higher warehousing and freight costs in the Americas, EMEA and Asia, lower volumes in the Americas and OEM and higher product costs in the Americas and Asia.

Comparison of 2012 and 2011

For the twelve months ended December 31, 2013, gross profit as a percentage of revenues increased 70 basis points compared to the corresponding prior year period. The increase is primarily due to price increases in all segments and lower manufacturing costs in North America. In addition, 2011 gross profit reflected charges related to a stock keeping unit (“SKU”) rationalization program we implemented to eliminate SKUs that provided low sales volume or insufficient margins to help improve future profitability.  The increases were partly offset by the unfavorable impact of foreign currency exchange rates, higher manufacturing costs in EMEA and inventory write-offs for excess and slow moving product and damaged product in Asia.

Selling, general and administrative

	2013	2012	2011
	(Dollars in millions)
Selling, general and administrative	$502.2	$454.5	$423.9
Percentage of revenues	29.6%	29.3%	28.4%

Comparison of 2013 and 2012

Selling, general and administrative expenses increased $47.7 million during the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. The increase is largely due to expenses associated with the businesses acquired ($36.4 million), including $29.6 million in expenses associated with the LMA business, the excise tax associated with the Patient Protection and Affordable Care Act ($11.5 million), higher employee related expenses, increased costs associated with the conversion of several of our locations to a new enterprise resource planning system ($4.2 million), acquisition costs ($3.2 million) primarily related to the acquisition of Vidacare in the fourth quarter 2013, higher legal costs ($5.8 million) due to increases in the legal reserve resulting from new developments during the year related to certain ongoing litigation, including a verdict against us with respect to a non-operating joint venture, and professional fees and the impact of foreign currency exchange rates ($1.1 million). The increases were partly offset by $12.3 million reversals of contingent consideration related to the acquisitions of Hotspur Technologies Inc. ("Hotspur") ($8.5 million), Semprus BioSciences Corp. (“Semprus”) ($2.4 million) and the assets of Axiom Technology Partners LLP (“Axiom”) ($1.4 million) after determining that certain conditions for the payment of certain contingent consideration would not be satisfied. Selling, general and administrative expenses in 2012 also reflected the loss of $7.6 million from foreign currency forward exchange contracts entered into in anticipation of the acquisition of the LMA business.

Comparison of 2012 and 2011

Selling, general and administrative expenses increased $30.6 million in 2012. The increase is primarily due to higher general and administrative costs across all segments, principally with respect to higher employee related costs ($15.1 million), incremental operating expenses associated with the businesses acquired ($14.7 million), a $7.6 million loss on foreign currency forward exchange contracts entered into in anticipation of the acquisition of the LMA business, acquisition related costs ($7.2 million) and higher selling costs ($4.8 million), generated by increased revenue and support of new products. These increases were partly offset by favorable foreign currency exchange rates ($11.1 million). In addition, 2011 expenses included increases in the valuation allowance with respect to the Greek government bonds that we received in 2011 in settlement of trade receivables due to us from sales to the public hospital system in Greece ($4.5 million); approximately $2.2 million of net separation costs for our former CEO (comprised of $5.5 million of payments under his employment agreement, less approximately $3.3 million of stock option and restricted share forfeitures) and increases in litigation reserves ($1.7 million).

During the third quarter of 2012, we entered into forward exchange contracts for Singapore dollars and US dollars in anticipation of the acquisition of the LMA business. In accordance with FASB guidance, a forecasted transaction is not eligible for hedge accounting if the forecasted transaction involves a business combination. Therefore, gains and losses relating to this arrangement were recognized as incurred. We realized a pre-tax loss of $7.6 million upon settlement of the forward exchange contracts.

Research and development

	2013	2012	2011
	(Dollars in millions)
Research and development	$65.0	$56.3	$48.7
Percentage of revenues	3.8%	3.6%	3.3%

Comparison of 2013 and 2012

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

Goodwill impairment

In the first quarter 2012, we changed our North America reporting unit structure from a single reporting unit to five reporting units comprised of Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. We allocated the assets and liabilities of our North America Segment among the new reporting units based on their respective operating activities, and then allocated goodwill among the reporting units using a relative fair value approach, as required by FASB Accounting Standards Codification (“ASC”) Topic 350.

Following this allocation, we performed goodwill impairment tests on these new reporting units. As a result of these tests, we determined that three of the reporting units in our North America Segment were impaired, and, in the first quarter of 2012, we recorded goodwill impairment charges of $220 million in our Vascular reporting unit, $107 million in our Anesthesia/Respiratory reporting unit and $5 million in our Cardiac reporting unit in the first quarter of 2012.

Restructuring and other impairment charges

	2013	2012	2011
	(Dollars in millions)
LMA restructuring program	$12.2	$2.5	$—
2013 restructuring charges	10.2	—	—
2012 restructuring charges	4.2	2.4	—
2011 restructuring program	0.8	—	3.0
2007 Arrow integration program	0.2	(1.9)	0.5
In-process research and development impairment	7.4	—	—
Long-lived asset impairment	3.5	—	—
Investments in affiliates impairment	—	—	2.5
Total	$38.5	$3.0	$6.0

LMA Restructuring Program

In connection with the acquisition of LMA in 2012, we formulated a plan related to the future integration of LMA and our businesses. The integration plan focuses on the closure of LMA corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. Approximately $14.7 million has been charged to restructuring and other impairment charges over the term of this restructuring program. Of this amount, $5.5 million related to employee termination costs, $8.2 million related to termination of certain distributor agreements and $1.0 million related to facility closure costs and other actions. During the twelve months ended December 31, 2013, we incurred restructuring charges of $12.2 million under this program primarily related to employee termination benefits and contract termination costs. During 2012, we incurred restructuring charges of $2.5 million under this program primarily related to employee severance costs. As of December 31, 2013, we have a reserve of $4.7 million in connection with this program.  We expect future restructuring expenses associated with the LMA restructuring program, if any, to be nominal. We anticipate realizing annual pre-tax savings in the range of $15-$20 million by the end of 2014 when these restructuring actions are complete.

2013 Restructuring Charges

In 2013, we initiated programs to consolidate certain administrative and manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. We estimate that we will incur an aggregate of up to approximately $11 million in restructuring and other impairment charges over the term of this restructuring program. Of this amount, $5 million relates to employee termination costs, $3 million relates to termination of certain distributor agreements and $3 million relates to facility closures costs and other actions, of which $2 million is associated with charges related to expected post-closing obligations related to acquired businesses. For the twelve month ended December 31, 2013, we incurred restructuring charges of $10.2 million under this program, primarily related to employee termination benefits, contract termination costs and charges related to post-closing obligations associated with its acquired businesses. As of December 31, 2013, we have a reserve of $4.2 million in connection with these projects. We expect to realize annual pre-tax savings in the range of $7-$10 million by the end of 2015 when these restructuring actions are complete.

2012 Restructuring Charges

In 2012, we identified opportunities to improve our supply chain strategy by consolidating three of our North American warehouses into one centralized warehouse, and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. These projects will entail costs related to reductions in force, contract terminations related to distributor agreements and leases, and facility closure and other costs. During 2013, we incurred restructuring charges of $4.2 million and, as of December 31, 2013, we had recorded a reserve of $1.5 million related to these projects. We expect to complete the projects within the next twelve months. We expect future restructuring expenses associated with this restructuring program, if any, to be nominal.

2011 Restructuring Program

In 2011, we initiated a restructuring program at three facilities to consolidate operations and reduce costs. In connection with this program, we recorded contract termination costs of approximately $2.6 million associated with a lease termination, as we vacated 50% of the premises during 2011. In addition, we recorded approximately $0.4 million for employee termination benefits in connection with workforce consolidations. In 2013, we incurred approximately $0.8 million in contract termination costs and facility closure costs in connection with our exit from the remaining portion of the leased facility. The 2011 restructuring program was completed during 2013.

2007 Arrow Integration Program

In connection with our acquisition of Arrow International, Inc. (“Arrow”) in 2007, we formulated a plan to integrate Arrow and our other businesses. Costs related to actions that affected employees and facilities of Teleflex were charged to earnings and included in restructuring and other impairment charges within the consolidated statement of operations. In 2012 we reversed approximately $2.0 million of contract termination costs related to a settlement of a dispute involving the termination of a European distributor agreement that was established in connection with our acquisition of Arrow. The Arrow integration plan was completed during 2013.

Impairment Charges

In-process research and development impairments

In the fourth quarter 2013, we recorded a $2.9 million in-process research and development (“IPR&D”) charge after we made the decision to abandon a research and development project associated with our vascular business.

In the first quarter 2013, we recorded a $4.5 million IPR&D charge pertaining to a research and development project associated with the Axiom acquisition because technological feasibility had not yet been achieved and we determined that the subject technology had no future alternative use.

In May 2012, we acquired Semprus, a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications. As of December 31, 2013, we continue to experience difficulties with respect to the development of the Semprus technology, which we are attempting to resolve through further research and testing.  Failure to resolve these issues may result in a reduction of the expected future cash flows related to the Semprus technology and could result in recognition of impairment charges with respect to the related assets, which could be material.  As of December 31, 2013, we have recorded net assets of $42 million related to this investment.

Long-lived asset impairment

In the third quarter 2013, we recorded $3.5 million in impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value.

Investments in affiliates impairment

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

For additional information regarding our restructuring programs and impairment charges, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.

Interest income and expense

	2013	2012	2011
	(Dollars in millions)
Interest expense	$56.9	$69.6	$70.3
Average interest rate on debt during the year	3.92%	4.15%	5.18%
Interest income	$(0.6)	$(1.6)	$(1.3)

Interest expense decreased for the twelve months ended December 31, 2013, compared to the corresponding period in 2012, primarily because 2012 interest expense included amortization expense related to our termination of an interest rate swap (approximately $11.1 million for the twelve months ended December 31, 2012).  We terminated our agreement related to the interest rate swap, covering a notional amount of $350 million, in 2011. The unrealized losses within accumulated other comprehensive income associated with our interest rate swap were reclassified into our statement of income (loss) during 2012.

Interest expense decreased $0.7 million in 2012 compared to 2011 due to lower average interest rates, partially offset by approximately $15 million higher average outstanding debt.

Loss on extinguishments of debt

	2013	2012	2011
	(Dollars in millions)
Loss on extinguishments of debt	$1.3	$—	$15.4

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

During 2011, we recorded losses on the extinguishment of debt of $15.4 million as a result of the prepayment, in the first quarter of 2011, of the remaining outstanding principal amount of our senior notes issued in 2004 (the “2004 Notes”) and the $125 million repayment, in the second quarter of 2011, of term loan borrowings under our senior credit facility. In connection with the prepayment of our 2004 Notes, we recognized debt extinguishment costs of approximately $14.6 million related to the prepayment “make-whole” amount of $13.9 million paid to the holders of the 2004 Notes and the write-off of $0.7 million of unamortized debt issuance costs that we incurred prior to the prepayment of the 2004 Notes. During the second quarter of 2011, we recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in connection with the $125 million repayment of term loan borrowings. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

Taxes on income from continuing operations

	2013	2012	2011

Effective income tax rate	13.4%	(9.9)%	17.8%

The effective income tax rate in 2013 was 13.4% compared to (9.9%) in 2012. Taxes on income from continuing operations in 2013 were $23.5 million compared to $16.4 million in 2012. The effective tax rate for 2013 was impacted by the realization of net tax benefits resulting from the expiration of statutes of limitation for U.S. federal and state and foreign matters, tax benefits associated with U.S. and foreign tax return filings and the realization of tax benefits resulting from the resolution of a foreign tax matter.

The effective income tax rate in 2012 was (9.9%) compared to 17.8% in 2011. Taxes on income from continuing operations in 2012 were $16.4 million compared to $25.8 million in 2011. The effective income tax rate in 2012 was impacted by a $332 million goodwill impairment charge recorded in the first quarter of 2012, for which only $45 million was tax deductible.

Segment Results

Segment Net Revenues

	Year Ended December 31			% Increase/(Decrease)
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(Dollars in millions)
Americas	$800.5	$726.8	$688.0	10.1	5.6
EMEA	557.4	510.3	525.3	9.2	(2.9)
Asia	207.2	173.7	149.6	19.3	16.1
OEM	131.2	140.2	129.6	(6.5)	8.2
Segment Net Revenues	$1,696.3	$1,551.0	$1,492.5	9.4	3.9

Segment Operating Profit

	Year Ended December 31			% Increase/(Decrease)
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(Dollars in millions)
Americas	$97.4	$91.7	$90.1	6.3	1.8
EMEA	76.2	54.7	74.3	39.2	(26.3)
Asia	70.8	59.4	47.1	19.1	26.2
OEM	27.3	31.7	24.7	(13.7)	28.2
Segment Operating Profit(1)	$271.7	$237.5	$236.2	14.4	0.6

(1)

See Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income/(loss) from continuing operations before interest, loss on extinguishments of debt and taxes.

The following is a discussion of our segment operating results.

Comparison of 2013 and 2012

Americas

Americas net revenues for the twelve months ended December 31, 2013 increased 10.1% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012 and 2013, which added net revenues of $67.1 million, including $60.5 million generated by the LMA business and $5.8 million generated by the Vidacare business; new product sales ($13.6 million), primarily of vascular and anesthesia/respiratory products; and price increases ($8.8 million), principally related to surgical care products, vascular products and Latin America. These increases in net revenues were partly offset by lower volumes ($14.7 million), primarily in anesthesia/respiratory products, vascular products, surgical instruments and cardiac products and the unfavorable impact of foreign currency exchange rates ($1.1 million).

Americas segment operating profit for the twelve months ended December 31, 2013 increased 6.3% compared to the corresponding period in 2012. The increase was primarily due to the operating profit generated by certain of the businesses acquired in 2012 and 2013 including LMA ($25.4 million) and Vidacare ($3.5 million), the reversal of contingent consideration related to the Hotspur, Semprus and Axiom acquisitions ($11.1 million), price increases ($8.8 million) and new product sales ($5.1 million).  The increases in operating profit for the twelve months ended December 31, 2013 were partially offset by the excise tax associated with the Patient Protection and Affordable Care Act ($11.3 million), volume declines ($9.9 million), higher general and administrative costs ($7.9 million), higher raw material costs ($6.5 million) primarily in specialty products and anesthesia/respiratory products, increased research and development costs ($4.8 million) driven by the continued investment in new technologies obtained through acquisitions in 2012 and 2013, incremental operating costs associated with those same acquisitions ($4.0 million) and higher manufacturing costs ($3.8 million) primarily in anesthesia respiratory products.

EMEA

EMEA net revenues for the twelve months ended December 31, 2013 increased 9.2% compared to the corresponding period in 2012. The increase was primarily due to businesses acquired in 2012 and 2013, which added net revenues of $25.6 million, including $24.2 million generated by the LMA business; the favorable impact of foreign currency exchange rates ($11.6 million), price increases ($5.7 million) including the benefit of selling direct to customers in some markets rather than to a third party distributor, new product sales ($2.9 million) and volume gains ($1.3 million).

EMEA segment operating profit for the twelve months ended December 31, 2013 increased 39.2% compared to the corresponding period in 2012.  The increase in operating profit reflects lower manufacturing costs ($6.2 million), due to improved absorption and lower overhead costs as a result of process improvements; margin improvements driven by price increases resulting from conversions from distributor to direct sales in some markets as well as other price increases ($4.6 million), the operating profit generated by the businesses acquired ($2.1 million), primarily the LMA business ($3.6 million), partially offset by higher research and development costs related to the Semprus acquisition ($1.2 million); the favorable impact of foreign currency exchange rates ($2.3 million) and lower material costs ($1.9 million). These increases in operating profit were partly offset by higher warehousing and freight costs ($3.2 million), including costs to consolidate a distribution facility in France. In 2012, EMEA segment operating profit was adversely impacted by a $7.6 million loss from foreign currency forward exchange contracts entered into in anticipation of the acquisition of the LMA business.

Asia

Asia net revenues for the twelve months ended December 31, 2013 increased 19.3% compared to the corresponding period in 2012. The increase was primarily due to $28.3 million of net revenues generated by the businesses acquired in 2012 and 2013, including $25.6 million generated by the LMA business, volume gains of $9.3 million (volume gains in China and Southeast Asia were largely offset by lower volumes in Japan), price increases ($1.1 million) and new products ($0.3 million). These increases were partly offset by the unfavorable impact of foreign currency exchange rates ($5.5 million).

Asia segment operating profit for the twelve months ended December 31, 2013 increased 19.1% compared to the corresponding period in 2012. The increase in segment operating profit for the twelve months ended December 31, 2013 was due to the operating profit generated by the businesses acquired in 2012 and 2013 ($7.7 million), primarily the LMA business ($7.2 million), volume gains ($6.7 million) and price increases ($1.1 million), partly offset by higher warehouse and freight costs ($2.2 million) associated with the volume gains in China and Southeast Asia, higher raw material costs ($2.2 million) in Japan and an unfavorable impact from foreign currency transaction losses ($2.2 million) . In addition, during the twelve months ended December 31, 2012, Asia segment operating profit was adversely affected by inventory write-offs for excess, slow moving and damaged product ($4.9 million).

OEM

OEM net revenues for the twelve months ended December 31, 2013 decreased 6.5% compared to the corresponding period in 2012. The decrease was due to lower volume, primarily due to a decline in sales of catheter and performance fiber products, partly offset by new product sales.

OEM segment operating profit for the twelve months ended December 31, 2013 decreased 13.7% compared to the corresponding period in 2012. The decrease is due to lower volumes partly offset by lower manufacturing and operating costs.

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

Americas segment operating profit increased 1.8% in 2012 compared to the corresponding period in 2011. The increase reflects the favorable impact of higher net revenues and lower manufacturing costs. These increases were partly offset by higher selling, general and administrative expenses ($28.5 million) and higher research and development expenses ($7.6 million). The increase in selling, general and administrative expenses is largely due to employee related costs, operating expenses and acquisition costs associated with the businesses acquired in 2012 ($11.7 million) and higher sales and marketing expenses (approximately $4.0 million), primarily in support of new products. The increase in research and development expenses is due to costs associated with the new technologies obtained in the second quarter of 2012 through acquisitions ($5.6 million), In addition, 2011 included a SKU rationalization charge (approximately $1.3 million) to eliminate SKUs based on low sales volumes or insufficient margins.

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

EMEA segment operating profit decreased 26.3% in 2012 compared to the corresponding period in 2011.  The decrease was primarily due to the unfavorable impact of foreign currency exchange rates ($13.3 million), operating expenses and acquisition costs associated with 2012 acquisitions ($8.7 million), a loss on foreign currency forward exchange contracts entered into in anticipation of the acquisition of substantially all of the assets of LMA ($7.6 million) and higher manufacturing costs, partly offset by higher revenues. In addition, EMEA segment operating profit in 2011 included an increase in the valuation allowance related to the Greek government bonds ($4.5 million).

Asia

Asia net revenues increased 16.1% in 2012 compared to the corresponding period in 2011. The increase was due to higher volume of approximately $15.5 million, mostly due to sales growth in the Asia Pacific region, particularly in China, $5.1 million related to acquisitions in 2012, primarily LMA, and $4.1 million related to price increases.

Asia segment operating profit increased 26.2% in 2012 compared to the corresponding period in 2011. The increase is due to the increase in revenues, partly offset by inventory write-offs for excess, slow moving and damaged product (approximately $4.9 million) and operating expenses and acquisitions costs associated with acquisitions we completed in 2012 ($1.4 million).

OEM

OEM net revenues increased 8.2% in 2012 compared to the corresponding period in 2011. The increase was due to higher volume of approximately $4.7 million, which benefited from core growth, new products ($4.5 million) and price increases ($3.1 million).

OEM segment operating profit increased 28.2% in 2012 compared to the corresponding period in 2011. The increase reflects the higher net revenues and lower manufacturing costs, partly offset by higher general and administrative costs.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, pension funding, dividends, adequacy of available bank lines of credit and access to capital markets.

We currently do not foresee any difficulties in meeting our cash requirements or accessing credit as needed in the next twelve months. To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, as discussed above in Global Economic Conditions, although there have been recent improvements, the domestic and global financial markets remain volatile and the global credit markets are constrained, which creates risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to countries in Europe. As of December 31, 2013, our net receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $63.1 million compared to $70.6 million as of December 31, 2012. For the twelve months ended December 31, 2013, 2012 and 2011, net revenues from these countries was approximately 8%, 9% and 9%, respectively, of total net revenues, and average days that current and long-term accounts receivables were outstanding were 260, 288 and 318 days, respectively. As of December 31, 2013 and 2012 net current and long-term accounts receivables from these countries were approximately 31% and 34%, respectively, of consolidated net current and long-term accounts receivables. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2014 and beyond. See Critical Accounting Estimates for additional information regarding the critical accounting estimates related to our accounts receivable.

During 2013, we completed the acquisitions of Vidacare Corporation and Ultimate Medical Pty. Ltd., whose products complement the product portfolios in our Critical Care product group, and Eon Surgical, Ltd, whose technology complements the product portfolio in our Surgical Care product group.  The aggregate fair value of the consideration paid for these acquisitions was $307.0 million. We allocated the fair value of the $307.0 million consideration paid to assets acquired of $401.2 million, less liabilities assumed of $94.2 million. The assets acquired included intangibles for intellectual property, in-process research and development, customer lists, tradenames and goodwill, aggregating approximately $378.8 million. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our acquisitions.

During 2013, we also refinanced our senior credit facility, replacing our existing $375.0 million term loan and our existing $400.0 million revolving credit facility with an $850.0 million dollar revolving credit facility. We used borrowings under the new revolving credit facility to pay down the $375 million principal on the term loan and to fund the related refinancing costs of $6.4 million. The new $850 million senior credit facility bears interest at an applicable rate elected by us equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.25% to 1.00%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.25% to 2.00%.  As of December 31, 2013, the interest rate on the $850 million senior credit facility was 1.92% (comprised of the LIBOR rate of 0.17% plus a spread of 1.75%).

In 2012, we completed four late-stage technology acquisitions and expanded our anesthesia product portfolio through the acquisition of all of the assets of LMA International N.V. The aggregate fair value of the consideration paid was approximately $422.2 million, which includes initial consideration of approximately $367.9 million, contingent consideration arrangements related to the businesses acquired, which were valued at $55.8 million, and a subsequent $1.5 million favorable working capital adjustment. As of December 31, 2013, the maximum aggregate amount of remaining actual contingent consideration that we could be required to pay is $62 million. We allocated the fair value of the $422.2 million consideration paid to assets acquired of $470.5 million, net of liabilities assumed of $48.3 million. The assets acquired included intangibles for technology, in-process research and development, customer lists, tradenames and goodwill, aggregating approximately $380.5 million.

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. Of our $432.0 million of cash and cash equivalents at December 31, 2013, $374.3 million was held at foreign subsidiaries. We are not aware of any restrictions on repatriation of these funds and, subject to cash payment of additional United States income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes required to be paid, which could be significant, and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expense as taxes have been provided for on unremitted foreign earnings that we do not consider permanently reinvested.

In addition to the net cash provided by United States-based operating activities, we have foreign sources of cash available to help fund our debt service requirements in the United States. Accordingly, we repatriated approximately $67 million and $56 million in 2013 and 2012, respectively, of cash from our foreign subsidiaries to help fund debt service and other cash requirements.  These cash distributions are subject to tax in the United States at the corporate tax rate reduced by applicable foreign tax credits for foreign taxes paid on distributed earnings. Approximately $92.7 million of our $229.9 million of net cash provided by operating activities in 2013 was generated in the United States, and approximately $46.1 million of our $193.9 million of net cash provided by operating activities in 2012 was generated in the United States.

We have no scheduled principal payments under our senior credit facility until 2018. We anticipate our domestic interest payments for 2014 will be approximately $46.3 million. We plan to utilize cash from operations, both from United States as well as foreign based operations, and our revolving credit facility to meet quarterly debt service or other requirements.

Our Convertible Notes were reclassified to a current liability because a contingent conversion feature was triggered relating to our stock price. Refer to the “Financing Arrangements” section below for additional details.

We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and sales of accounts receivable under our securitization program will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. See financial arrangements for further information relating to our debt obligations, including our 3.875% Convertible Senior Subordinated Notes.

Cash Flows

The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Cash flows from continuing operations provided by (used in):
Operating activities	$229.9	$193.9	$94.4
Investing activities	(372.6)	(368.3)	306.7
Financing activities	232.6	(64.9)	(11.1)
Cash flows used in discontinued operations	(3.3)	(10.1)	(2.8)
Effect of exchange rate changes on cash and cash Equivalents	8.3	2.4	(11.6)
Increase (decrease) in cash and cash equivalents	$94.9	$(247.0)	$375.6

Comparison of 2013 and 2012

Cash Flow from Operating Activities

Operating activities from continuing operations provided net cash of $229.9 million during 2013 compared to $193.9 million during 2012. The $36.0 million increase is primarily due to improved operations year-over-year, partially offset by net unfavorable year-over-year changes in working capital items, primarily inventories and prepaid expenses and other current assets. Inventories increased $8.9 million during 2013, as compared to a $2.0 million increase during 2012. The increase was due to sales volume growth, primarily in Asia. Prepaid expenses and other current assets increased $5.9 million during 2013, as compared to a $9.6 million decrease during 2012, primarily due to the collection of outstanding VAT claims in 2012.

Cash Flow from Investing Activities

Net cash used in investing activities from continuing operations was $372.6 million during 2013, reflecting net payments for businesses acquired of $309.0 million and capital expenditures of $63.6 million. The net payments for businesses acquired includes the acquisitions of Vidacare, EON Surgical, Ltd. and Ultimate Medical Pty. Ltd. for an aggregate amount of approximately $307.0 million; and an asset purchase of $3.4 million for in-process research and development related to the EON Surgical technology, partly offset by a $1.5 million working capital adjustment with respect to the consideration paid in connection with the LMA acquisition.

Cash Flow from Financing Activities

Net cash used in financing activities from continuing operations was $232.6 million during 2013. On July 16, 2013, we refinanced our senior credit facility, which was comprised of a $375 million term loan and $400.0 million revolving credit facility, and replaced it with a new $850.0 million senior credit facility consisting solely of a revolving credit facility. We used borrowings under the new facility to repay the outstanding $375.0 million term loan and to pay costs of $6.4 million associated with the refinancing. During the fourth quarter of 2013, we borrowed an additional $298.0 million under the revolving credit facility to finance the acquisition of Vidacare. In addition, net cash used in financing activities included dividend payments of $55.9 million, contingent consideration payments of $17.0 million related to our acquisitions of VasoNova Inc. (“VasoNova”), Axiom, LMA, Hotspur and the guided imaging business of MEPY Benelux BVBA and payments to noncontrolling interest shareholders of $0.7 million, partly offset by $7.6 million in proceeds from the exercise of outstanding stock options issued under our stock compensation plans.

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

Cash Flow from Investing Activities

Net cash used in investing activities from continuing operations was $368.3 million during 2012 reflecting payments for businesses acquired of $369.4 million, which includes the aggregate initial consideration we paid in connection with the acquisitions (principally LMA), and capital expenditures of $65.4 million, partly offset by the proceeds from sales of businesses and assets of $66.7 million. The proceeds from sales of businesses and assets include $45.1 million from the sale of our orthopedic business, $16.8 million that we received as a working capital adjustment pursuant to the terms of the agreement related to the sale of the cargo systems and container businesses of our former Aerospace Segment, $4.5 million from the payment of a subordinated promissory note related to the sale of the marine business of our former Commercial Segment and proceeds of $0.3 million from the sale of a building.

Cash Flow from Financing Activities

Net cash used in financing activities from continuing operations was $64.9 million in 2012, primarily due to dividend payments of $55.6 million and approximately $17.6 million for contingent consideration payments related to our 2011 acquisition of VasoNova and our 2012 acquisitions of, Semprus, the assets of Axiom and the EZ Blocker product line, partly offset by $9.0 million in proceeds from the exercise of outstanding stock options issued under our stock compensation plans.

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2013	2012
	(Dollars in millions)
Net debt includes:
Current borrowings	$356.3	$4.7
Long-term borrowings	930.0	965.3
Unamortized debt discount	48.4	59.7
Total debt	1,334.7	1,029.7
Less: Cash and cash equivalents	432.0	337.0
Net debt	$902.7	$692.7

Total capital includes:
Net debt	$902.7	$692.7
Shareholders’ equity	1,913.5	1,779.0
Total capital	$2,816.2	$2,471.7
Percent of net debt to total capital	32%	28%

The increase in percentage of net debt to total capital in 2013 compared to 2012 was largely due to the increase in total debt partially offset by an increase in cash and cash equivalents. The increase in total debt was a result of additional borrowings made during the year to fund acquisitions and the increase in cash and cash equivalents was primarily a result of improved operations.

Fixed rate borrowings comprised 49% and 63% of total borrowings at December 31, 2013 and 2012, respectively.

Our senior credit agreement and the indenture under which we issued our 6.875% Senior Subordinated Notes due 2019 (the "2019 Notes") contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated pursuant to the definitions and methodology set forth in the senior credit agreement. At December 31, 2013, our consolidated leverage ratio was 3.60:1 and our interest coverage ratio was 8.80:1 both of which are in compliance with the limits described in the preceding sentence. The obligations under the senior credit agreement are guaranteed (subject to certain exceptions) by substantially all of the material domestic subsidiaries of the Company and (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by the Company and each guarantor.

At December 31, 2013, we had $680.0 million in borrowings outstanding and approximately $5.9 million in outstanding standby letters of credit under our $850.0 million revolving credit facility. This facility is used principally for seasonal working capital needs and, at certain times, to help fund acquisitions. The availability of loans under our revolving credit facility is dependent upon our ability to maintain our financial condition and our continued compliance with the covenants contained in our senior credit agreement. Moreover, additional borrowings would be prohibited if a Material Adverse Effect (as defined in the senior credit agreement) were to occur. Notwithstanding these restrictions, we believe our revolving credit facility provides us with significant flexibility to meet our foreseeable working capital needs.  At our current level of EBITDA (as defined in the senior credit agreement) for the year ended December 31, 2013, we would have been permitted $146.7 million of additional debt beyond the levels outstanding at December 31, 2013. Moreover, additional capacity would be available if borrowed funds were used to acquire a business or businesses through the purchase of assets or controlling equity interests so long as the aforementioned leverage and interest coverage ratios are met after calculating EBITDA on a proforma basis to give effect to the acquisition.

As of December 31, 2013, we were in compliance with all of the terms of our senior credit agreement and our 2019 Notes, and we expect to continue to be in compliance with the terms of these agreements, including the leverage and interest coverage ratios under our senior credit agreement, throughout 2014.

In addition, we have an accounts receivable securitization facility under which we sell a security interest in domestic accounts receivable for consideration of up to $50.0 million to a commercial paper conduit. As of December 31, 2013, the maximum amount available for borrowing under this facility was $43.9 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2013 and 2012, we had $4.7 million of outstanding borrowings under our accounts receivable securitization facility.

Our 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the applicable reporting period, and include that number in the total diluted shares figure for the period. At the time we sold our convertible notes, we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by, in effect, increasing the conversion price of the Convertible Notes, from our economic standpoint, to $74.65. However, under accounting principles generally accepted in the United States of America ("GAAP”), since the impact of the convertible note hedge agreements is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

Under the treasury stock method, changes in the share price of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. The following table provides examples of how changes in our stock price would impact the number of additional shares included in the denominator of the fully diluted earnings per share calculation ("Total Treasury Stock Method Incremental Shares"). The table also reflects the impact on the number of shares we could expect to issue upon concurrent settlement of the Convertible Notes, the warrant and the convertible note hedge ("Incremental Shares Issued by Teleflex upon Conversion"):

Share Price	Convertible Note Shares	Warrant Shares	Total Treasury Stock Method Incremental Shares(1)	Shares Due to Teleflex under Note Hedge	Incremental Shares Issued by Teleflex upon Conversion(2)
$65	370	—	370	(370)	—
$75	1,190	31	1,221	(1,190)	31
$85	1,817	794	2,611	(1,817)	794
$95	2,313	1,398	3,711	(2,313)	1,398
$105	2,714	1,886	4,600	(2,714)	1,886
$115	3,045	2,289	5,334	(3,045)	2,289

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.
(2)	Represents the number of incremental shares to be issued by us upon conversion of the convertible notes, assuming concurrent settlement of the convertible note hedges and warrants.

Our 3.875% Convertible Notes are convertible under certain circumstances, including in any fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price of our common stock for at least 20 days during a period of 30 consecutive trading days ending on the last day of such fiscal quarter exceeds 130% of the conversion price of the notes (approximately $79.72). During the fourth quarter of 2013, the Company’s closing stock price exceeded the 130% threshold described above and, accordingly, the Convertible Notes have been classified as a current liability as of December 31, 2013. The determination of whether or not the Convertible Notes are convertible under such circumstances is made each quarter until maturity or conversion.  Consequently, the Convertible Notes may not be convertible in one or more future quarters if the common stock price-based contingent conversion threshold is not met in such quarters, in which case the Convertible Notes would again be classified as long-term debt unless another conversion event set forth in the Convertible Notes has occurred. The Company has elected a net settlement method to satisfy its conversion obligation, under which the Company may settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares. While the Company believes it has sufficient liquidity to repay the principal amounts due through a combination of utilizing our existing cash on hand and accessing our credit facility, our use of these funds could adversely affect our results of operations and liquidity.  The classification of the Convertible Notes as a current liability had no impact on our financial covenants.

For additional information regarding our indebtedness, please see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

Stock Repurchase Programs

On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, our senior credit facility and our 2019 Notes limit our ability to repurchase shares and make other restricted payments. Accordingly, these provisions may limit our ability to repurchase shares under this Board authorization. Through December 31, 2013, no shares have been purchased under this Board authorization.

Contractual Obligations

Contractual obligations at December 31, 2013 are as follows:

		Payments due by period
		Less than	1-3	4-5	More than
	Total	1 year	years	Years	5 years
		(Dollars in thousands)
Total borrowings(1)	$1,334,700	$404,700	$—	$680,000	$250,000
Interest obligations(2)	210,023	46,270	92,455	64,188	7,110
Operating lease obligations	110,363	21,704	30,753	22,439	35,467
Minimum purchase obligations(3)	1,733	1,733	—	—	—
Other postretirement benefits	38,182	3,381	7,039	7,415	20,347
Total contractual obligations	$1,695,001	$477,788	$130,247	$774,042	$312,924

(1)

Convertible Senior Subordinated Notes due in 2017 are included in payment due in less than 1 year due to the trigger of the conversion feature, which is described in more detail in the “Financing Arrangements” section above. Total borrowings also include $4.7 million under the securitization program.  See to Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional details regarding this program.

(2)	Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2013.
(3)

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions based on prices in effect on a particular date and the approximate timing of the transactions. These obligations relate primarily to material purchase requirements.

We have recorded a noncurrent liability for uncertain tax positions of $55.2 million and $62.0 million as of December 31, 2013 and December 31, 2012, respectively. Due to uncertainties regarding the ultimate resolution of ongoing or future tax examinations we are not able to reasonably estimate the amount of any income tax payments to settle uncertain income tax positions or the periods in which any such payments will be made.

In 2013, cash contributions to all defined benefit pension plans were $17.7 million, and we estimate the amount of cash contributions will be approximately $9.3 million in 2014. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2014.

See Notes 13 and 14 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

In light of the volatility in global economic markets during the past several years, we instituted enhanced measures to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts.  Such measures included, among others, monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer problems.  In addition, for some of our non-government customers, we instituted measures designed to reduce our risk exposures, including issuing dunning letters, reducing credit limits, requiring that payments accompany orders and instituting legal action with respect to delinquent accounts.  With respect to government customers, we evaluate receivables for potential collection risks associated with the availability of government funding and reimbursement practices.

Some of our customers, particularly in Europe, have extended or delayed payments for products and services already provided.  Collectability concerns regarding our accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal, is the primary cause for the increase in the allowance. At December 31, 2013, these countries accounted for 31% of our total net current and long-term accounts receivable.  Long-term receivables of $17.6 million are included in other assets on the balance sheet at December 31, 2013.  If the financial condition of these customers or the healthcare systems in these countries deteriorate such that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. Our allowance for doubtful accounts was $10.7 million at December 31, 2013 and $7.8 million at December 31, 2012 which was 3.3% and 2.4%, respectively, of gross accounts receivable.

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

Distributor Rebates

We offer rebates to certain distributors and reserve an estimate for the rebate as a reduction of revenues at the time of sale. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. The reserve for estimated rebates was $7.8 million and $19.5 million at December 31, 2013 and 2012, respectively. The decrease in accrued rebates in 2013 as compared to 2012 was primarily due to our continued migration to a common global ERP platform, specifically, the integration of our LMA and Arrow businesses, which resulted in reduced processing lag time (from monthly to daily payments in many instances).  There were no significant changes in estimates recorded during the year.  We expect the reserve as of December 31, 2013 to be paid within 90 days subsequent to year-end.

Inventory Utilization

Inventories are valued at the lower of cost or market. We maintain a reserve for excess and obsolete inventory that reduces the carrying value of our inventories to reflect the diminution of value resulting from product obsolescence, damage or other issues affecting marketability by an amount equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Our inventory reserve was $32.4 million and $31.7 million at December 31, 2013 and 2012, respectively, which equaled 8.9% of gross inventories at those respective dates.

Accounting for Long-Lived Assets and Investments

We assess the remaining useful life and recoverability of long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. The evaluation is based on various analyses, including undiscounted cash flow projections, which involves significant management judgment. Any impairment loss, if indicated, equals the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Accounting for Goodwill and Other Intangible Assets

Intangible assets may represent indefinite-lived assets (e.g., certain trademarks or brands), determinable-lived intangibles (e.g., certain other trademarks or brands, customer relationships, patents and technologies) or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. Determining the useful life of an intangible asset requires considerable judgment as different types of intangible assets will have different useful lives. Goodwill and indefinite-lived intangibles assets, primarily certain trademarks and brand names, are not amortized but are tested annually for impairment during the fourth quarter, using the first day of the quarter as the measurement date, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate an impairment may exist. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.

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

Goodwill

Goodwill impairment assessments are performed at a reporting unit level; our reporting units are generally businesses one level below the respective operating segment. We have a total of ten reporting units, eight of which carry goodwill on their balance sheets. In applying the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step quantitative impairment test. Alternatively, we may proceed directly to testing goodwill for impairment through the two-step impairment test without conducting the qualitative analysis. In the fourth quarter 2013, we elected to forgo the qualitative assessment and test each of our reporting units whose assets include goodwill through the two-step quantitative impairment test as discussed below.

The first step of the two-step impairment test is to quantitatively compare the fair value of a reporting unit, including goodwill, with its carrying value. In performing the first step, we calculate fair values of the various reporting units using equal weighting of two methods; one which estimates the discounted cash flows (DCF) of each of the reporting units based on projected earnings in the future (the Income Approach) and one which is based on sales of similar businesses in actual transactions (the Market Approach).  If the fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount by which the carrying value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed initially were being determined.

Determining fair value requires the exercise of significant judgment. The more significant judgments and assumptions used in the Income Approach include (1) the amount and timing of expected future cash flows which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) discount rates that are used to discount future cash flows to their present values, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs.  The more significant judgments and assumptions used in the Market Approach were (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2013 as compared to the prior year valuations of our reporting units. The DCF analysis utilized in the fourth quarter 2013 impairment test was performed over a ten year time horizon for each reporting unit. The discount rate was 10.0% for all reporting units. A perpetual growth rate of 2.5% was assumed for all reporting units.

In addition, our current stock market capitalization was reconciled to the sum of the estimated fair values of the individual reporting units, plus a control premium, to ensure the fair value conclusions were reasonable in light of current market capitalization. The control premium implied by our analysis was approximately 32%, which was deemed to be within a reasonable range of observed average industry control premiums.

No impairment in the carrying value of any of our reporting units was evident as a result of the assessment of their respective fair values as determined under the methodology described above in the fourth quarter 2013 impairment test.

Our expected future growth rates estimated for purposes of the goodwill impairment test are based on our estimates of future sales, operating income and cash flow and are consistent with our internal budgets and business plans, which reflect a modest amount of core revenue growth coupled with the successful launch of new products each year; the effect of these growth indicators more than offset volume losses from products that are expected to reach the end of their life cycle. Under the Income Approach, significant changes in assumptions would be required for a reporting unit to fail the step one test. For example, an increase of over 1.0% in the discount rate or a decrease of over 10% percent in the compound annual growth rate of operating income would be required to indicate impairment for the reporting units. Nevertheless, while we believe the assumed growth rates of sales and cash flows are reasonable and achievable the possibility remains that the revenue growth of a reporting unit may not be as high as expected, and, as a result, the estimated fair value may decline. If our strategy and/or new products are not successful and we do not achieve anticipated core revenue growth in the future with respect to a reporting unit, the goodwill in the reporting unit may become impaired and, in such case, we may incur material impairment charges.

Other Intangible Assets

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

Management tests indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate that an impairment may exist. Similar to the goodwill impairment test process, we may assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing such qualitative assessment, we determine it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. Alternatively, we may elect to forgo the qualitative analysis and proceed directly to testing the indefinite-lived intangible asset for impairment through the quantitative impairment test. In the fourth quarter 2013, we performed a quantitative impairment test on all of our indefinite-lived tradenames.

In connection with the quantitative impairment test, management tests for impairment by comparing the carrying value of intangible assets to their estimated fair values. Since quoted market prices are seldom available for intangible assets, we utilize present value techniques to estimate fair value. Common among such approaches is the relief from royalty methodology described above, under which management estimates the direct cash flows associated with the intangible asset. Management must estimate the hypothetical royalty rate, discount rate, and terminal growth rate to estimate the forecasted cash flows associated with the asset.

Discount rates and perpetual growth rates utilized in the impairment test of the trade names during the fourth quarter 2013 are comparable to the rates utilized in the impairment test of goodwill. The compound annual growth rate in revenues projected to be generated from the trade names ranged from 7% to 12% and a royalty rate of 4% was assumed. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar trademarks or technologies are being licensed in the marketplace.

No impairment in the carrying value of our indefinite-lived intangible asset was evident as a result of the assessment of its respective fair value as determined under the methodology described above.

We are not required to perform an annual impairment test for long-lived assets, including finite-lived intangible assets (e.g., customer relationships).  In accordance with applicable accounting guidance, we assess the remaining useful life and recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable (a triggering event). Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets.  Significant judgments in this area involve determining whether a triggering event has occurred and re-assessing the reasonableness of the remaining useful lives of finite-lived assets by, among other things, assessing customer attrition rates.

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

The weighted average assumptions for United States and foreign plans used in determining net benefit cost were as follows:

	Pension			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.27%	4.28%	5.50%	3.83%	3.95%	5.10%
Rate of return	8.31%	8.27%	8.31%	—	—	—
Initial healthcare trend rate	—	—	—	8.15%	8.5%	8.0%
Ultimate healthcare trend rate	—	—	—	5.0%	5.0%	5.0%

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity of plan expenses and benefit obligations to changes in the weighted average assumptions:

	Assumed Discount Rate		Expected Return on Plan Assets	Assumed Healthcare Trend Rate
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Change	1.0% Increase	1.0% Decrease
		(Dollars in millions)
Net periodic pension and postretirement healthcare expense	$(0.2)	$0.1	$1.4	$0.3	$(0.2)
Projected benefit obligation	$(25.7)	$28.5	N/A	$4.3	$(3.7)

Share-based Compensation

We estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account highly subjective and complex assumptions with respect to expected life of options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted represents the period of time that options granted are expected to be outstanding, which is derived from the vesting period of the award, as well as historical exercise behavior. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected life of the option.

Accounting for Income Taxes

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international jurisdictions, resulting at times in tax audits, disputes with tax authorities and potential litigation, the outcome of which is uncertain. Management must make judgments about such uncertainties and determine estimates of our tax assets and liabilities. Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates, which we expect will apply to taxable income in the years in which differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases are recovered or settled. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards and carrybacks, final United States and foreign tax settlements, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

We are also required to assess the realizability of our deferred tax assets.  We evaluate all positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

The valuation allowance for deferred tax assets of $86.5 million and $69.5 million at December 31, 2013 and December 31, 2012, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which facts that necessitate an adjustment become known. Specifically, we are currently in the midst of examinations by the Canadian, German, Czech Republic, and Austrian taxing authorities with respect to our income tax returns for those countries for various tax years. The ultimate outcomes of the examinations of these returns could result in increases or decreases to our recorded tax liabilities, which would affect our financial results.

See Note 13 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.

New Accounting Standards

See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion on recently issued accounting standards, including estimated effects, if any, on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates shown below are the weighted average rates of the debt portfolio based on interest rates in effect on December 31, 2013.

	Year of Maturity
	2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in thousands)
Fixed rate debt	$400,000	$—	$—	$—	$—	$250,000	$650,000
Average interest rate	3.875%	—	—	—	—	6.875%	5.03%
Variable rate debt	$4,700	$—	$—	$—	$680,000	$—	$684,700
Average interest rate	0.92%	—	—	—	1.92%	—	1.91%

A change of 1.0% in variable interest rates would adversely or positively impact our expected net earnings by approximately $4.4 million for the year ended December 31, 2014.

Foreign Currency Risk

We are exposed to currency fluctuations in connection with transactions denominated in currencies other than the functional currencies of certain subsidiaries. We had no open forward contracts as of December 31, 2013. In January 2014, we entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows from these exposures.  These are primarily contracts to buy or sell a foreign currency against the United States dollar or the Euro. The following table provides information regarding our open forward currency contracts entered into in January 2014, which mature during 2014. Forward contract notional amounts presented below are expressed in the stated currencies. The total notional amount for all contracts translates to approximately $89.4 million.

Forward Currency Contracts:

Buy/(Sell)
(in thousands)
United States dollars	(389)
Euros	(28,513)
British pound	(8,250)
Mexican peso	77,359
Czech koruna	521,912
South African rand	(69,792)
Malaysian ringgits	109,543
Canadian dollars	(5,936)

A strengthening of 10% in the value of the United States dollar against foreign currencies would, on a combined basis, adversely impact the translation of our non-US subsidiary net earnings and transactions in currencies other than the functional currency of certain subsidiaries by approximately $21.5 million for the year ended December 31, 2014.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item 10, other than information with respect to our Executive Officers contained at the end of Item 1 of this report, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2014 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2014 Annual Meeting will be filed within 120 days of the close of our fiscal year.

For the information required by this Item 10 with respect to our Executive Officers, see Part I of this report on pages 11 - 12.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required by this Item 11, see “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2014 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2014 Annual Meeting, which information is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2013 regarding our 2000 Stock Compensation Plan and 2008 Stock Incentive Plan:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	1,279,480	$65.05	1,600,521

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2014 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for our 2014 Annual Meeting, which information is incorporated herein by reference.

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

By:	/s/ Thomas E. Powell
Thomas E. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ George Babich, Jr.	By:	/s/ Sigismundus W.W. Lubsen
	George Babich, Jr. Director		Sigismundus W.W. Lubsen Director
By:	/s/ Patricia C. Barron	By:	/s/ Stuart A. Randle
	Patricia C. Barron Director		Stuart A. Randle Director
By:	/s/ William R. Cook	By:	/s/ Benson F. Smith
	William R. Cook Director		Benson F. Smith Chairman, President, Chief Executive Officer & Director (Principal Executive Officer)
By:	/s/ W. Kim Foster	By:	/s/ Harold L. Yoh III
	W. Kim Foster Director		Harold L. Yoh III Director
By:	/s/ Dr. Jeffrey A. Graves	By:	/s/ James W. Zug
	Stephen K. Klasko Director		James W. Zug Director
By:	/s/ Stephen K. Klasko
Stephen K. Klasko Director

Dated: February 21, 2014

TELEFLEX INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Page
II Valuation and qualifying accounts	59

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

In December of 2013, the Company acquired Vidacare Corporation (“Vidacare”). Management has excluded Vidacare from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The net revenues attributable to Vidacare totaled approximately $7.3 million from the date of acquisition through December 31, 2013, representing approximately 0.4 percent of the Company’s consolidated net revenues for the year ended December 31, 2013, and the aggregate total assets of Vidacare at December 31, 2013 was $367.5 million, representing approximately 8.7 percent of the Company’s consolidated total assets as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Benson F. Smith Benson F. Smith Chairman, President and Chief Executive Officer	/s/ Thomas E. Powell Thomas E. Powell Executive Vice President and Chief Financial Officer

February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control over Financial Reporting” appearing on page F-2, Management has excluded the Vidacare business defined in “Management’s Report on Internal Control over Financial Reporting”) from its assessment of internal control over financial reporting as of December 31, 2013, because the Vidacare business was acquired by the Company in a purchase business combination during 2013. We also excluded the Vidacare business from our audit of internal control over financial reporting. The Vidacare business comprises assets and a wholly-owned subsidiary of Teleflex Incorporated whose total assets and total revenues represent 0% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 21, 2014

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(Dollars and shares in thousands, except per share)
Net revenues	$1,696,271	$1,551,009	$1,492,528
Cost of goods sold	857,326	802,784	783,750
Gross profit	838,945	748,225	708,778
Selling, general and administrative expenses	502,187	454,489	423,909
Research and development expenses	65,045	56,278	48,712
Goodwill impairment	—	332,128	—
Restructuring and other impairment charges	38,452	3,037	6,005
Net (gain) loss on sales of businesses and assets	—	(332)	582
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	233,261	(97,375)	229,570
Interest expense	56,905	69,565	70,317
Interest income	(624)	(1,571)	(1,260)
Loss on extinguishments of debt	1,250	—	15,413
Income (loss) from continuing operations before taxes	175,730	(165,369)	145,100
Taxes on income (loss) from continuing operations	23,547	16,413	25,778
Income (loss) from continuing operations	152,183	(181,782)	119,322
Operating (loss) income from discontinued operations (including gain on disposal of $2,205 and $270,630 for 2012 and 2011, respectively)	(2,205)	(9,207)	292,683
Taxes (benefit) on income (loss) from discontinued operations	(1,770)	(1,887)	87,038
Income (loss) from discontinued operations	(435)	(7,320)	205,645
Net income (loss)	151,748	(189,102)	324,967
Less: Income from continuing operations attributable to noncontrolling interest	867	955	1,021
Income from discontinued operations attributable to noncontrolling interest	—	—	617
Net income (loss) attributable to common shareholders	$150,881	$(190,057)	$323,329
Earnings per share available to common shareholders:
Basic:
Income (loss) from continuing operations	$3.68	$(4.47)	$2.92
Income (loss) from discontinued operations	(0.01)	(0.18)	5.06
Net income (loss)	$3.67	$(4.65)	$7.98
Diluted:
Income (loss) from continuing operations	$3.46	$(4.47)	$2.90
Income (loss) from discontinued operations	(0.01)	(0.18)	5.02
Net income (loss)	$3.45	$(4.65)	$7.92
Dividends per share	$1.36	$1.36	$1.36
Weighted average common shares outstanding:
Basic	41,105	40,859	40,501
Diluted	43,693	40,859	40,801
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$151,316	$(182,737)	$118,301
Income (loss) from discontinued operations, net of tax	(435)	(7,320)	205,028
Net income (loss)	$150,881	$(190,057)	$323,329

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income (loss)	$151,748	$(189,102)	$324,967
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation continuing operations adjustments, net of tax of $8,086, $1,210 and $(161)	(9,637)	13,071	(53,386)
Foreign currency translation divestiture of businesses	—	—	(23,687)
Foreign currency translation, net of tax	(9,637)	13,071	(77,073)
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $(9),$(8) and $(9)	(12)	(12)	(15)
Transition obligation recognized in net periodic cost, net of tax of $2, $35 and $42	3	62	68
Unamortized gain (loss) arising during the period, net of tax of $14,638, $2,399 and $28,779	25,641	2,796	(50,359)
Net loss recognized in net periodic cost, net of tax of $2,446, $2,537 and $1,399	4,765	4,621	2,488
Settlement, net of tax of $40 and $(2)	—	66	(3)
Curtailment, net of tax of $(44)	—	(74)	—
Divestiture of businesses, net of tax of $4,865	—	—	9,076
Foreign currency translation, net of tax of $66, $(58) and $(20)	(177)	(168)	(57)
Pension and other postretirement benefits plans adjustment, net of tax	30,220	7,291	(38,802)
Derivatives qualifying as hedges:
Unrealized gain (loss) on derivatives arising during the period, net of tax $265, $102 and $(830)	(549)	515	(1,920)
Reclassification adjustment on derivatives included in net income, net of tax of $(46), $3,832 and $5,757	930	6,361	9,990
Discontinued operations, net of tax of $(39)	—	—	(65)
Derivatives qualifying as hedges, net of tax	381	6,876	8,005
Other comprehensive income (loss), net of tax	20,964	27,238	(107,870)
Comprehensive income (loss)	172,712	(161,864)	217,097
Less: comprehensive income attributable to noncontrolling interest	638	888	1,241
Comprehensive income (loss) attributable to common shareholders	$172,074	$(162,752)	$215,856

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars and shares in thousands)
ASSETS
Current assets
Cash and cash equivalents	$431,984	$337,039
Accounts receivable, net	295,290	297,976
Inventories, net	333,621	323,347
Prepaid expenses and other current assets	39,810	28,712
Prepaid taxes	36,504	27,160
Deferred tax assets	52,917	51,025
Assets held for sale	10,428	7,963
Total current assets	1,200,554	1,073,222
Property, plant and equipment, net	325,900	297,945
Goodwill	1,354,203	1,238,452
Intangibles assets, net	1,255,597	1,058,792
Investments in affiliates	1,715	2,066
Deferred tax assets	943	1,347
Other assets	70,095	61,863
Total assets	$4,209,007	$3,733,687
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$356,287	$4,700
Accounts payable	71,967	75,165
Accrued expenses	74,868	65,064
Current portion of contingent consideration	4,131	23,693
Payroll and benefit-related liabilities	73,090	74,586
Accrued interest	8,725	9,418
Income taxes payable	23,821	16,895
Other current liabilities	22,231	5,779
Total current liabilities	635,120	275,300
Long-term borrowings	930,000	965,280
Deferred tax liabilities	514,715	418,874
Pension and postretirement benefit liabilities	109,498	170,946
Noncurrent liability for uncertain tax positions	55,152	61,979
Other liabilities	48,506	59,771
Total liabilities	2,292,991	1,952,150
Commitments and contingencies (See Note 15)
Common shareholders’ equity
Common shares, $1 par value Issued: 2013 — 43,243 shares; 2012 — 43,102 shares	43,243	43,102
Additional paid-in capital	409,338	394,384
Retained earnings	1,696,424	1,601,460
Accumulated other comprehensive loss	(110,855)	(132,048)
	2,038,150	1,906,898
Less: Treasury stock, at cost	124,623	127,948
Total common shareholders’ equity	1,913,527	1,778,950
Noncontrolling interest	2,489	2,587
Total equity	1,916,016	1,781,537
Total liabilities and equity	$4,209,007	$3,733,687

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income (loss)	$151,748	$(189,102)	$324,967
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	435	7,320	(205,645)
Depreciation expense	42,368	36,204	40,336
Amortization expense of intangible assets	50,608	44,264	42,634
Amortization expense of deferred financing costs and debt discount	14,959	14,416	13,526
Loss on extinguishments of debt	1,250	—	15,413
Changes in contingent consideration	(12,642)	263	274
Impairment of long-lived assets	3,460	—	—
In-process research and development impairment	7,381	—	—
Interest rate swap buyout	—	—	(11,695)
Stock-based compensation	11,871	8,623	4,532
Net (gain) loss on sales of businesses and assets	—	(332)	582
Impairment of investments in affiliates	—	—	2,499
Goodwill impairment	—	332,128	—
Deferred income taxes, net	(8,925)	(39,178)	(14,067)
Other	(8,700)	(3,776)	(2,701)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(1,294)	(2,932)	(43,561)
Inventories	(8,931)	(1,970)	(33,819)
Prepaid expenses and other current assets	(5,926)	9,595	(8,473)
Accounts payable and accrued expenses	(684)	(1,412)	(1,636)
Income taxes receivable and payable, net	(7,107)	(20,258)	(28,809)
Net cash provided by operating activities from continuing operations	229,871	193,853	94,357
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(63,580)	(65,394)	(44,582)
Payments for businesses and intangibles acquired, net of cash acquired	(309,008)	(369,444)	(24,623)
Proceeds from sales of businesses and assets, net of cash sold	—	66,660	376,025
Investments in affiliates	(50)	(80)	(150)
Net cash (used in) provided by investing activities from continuing operations	(372,638)	(368,258)	306,670
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	680,000	—	515,000
Repayment of long-term borrowings	(375,000)	—	(455,800)
Debt extinguishment, issuance and amendment fees	(6,400)	—	(18,518)
Decrease in notes payable and current borrowings	—	(706)	(24,714)
Proceeds from stock compensation plans	7,609	9,003	34,009
Payments to noncontrolling interest shareholders	(736)	—	—
Payments for contingent consideration	(16,958)	(17,596)	(5,947)
Dividends	(55,917)	(55,589)	(55,136)
Net cash provided by (used in) financing activities from continuing operations	232,598	(64,888)	(11,106)
Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(3,327)	(7,799)	121
Net cash used in investing activities	—	(2,351)	(2,875)
Net cash used in discontinued operations	(3,327)	(10,150)	(2,754)
Effect of exchange rate changes on cash and cash equivalents	8,441	2,394	(11,531)
Net increase (decrease) in cash and cash equivalents	94,945	(247,049)	375,636
Cash and cash equivalents at the beginning of the year	337,039	584,088	208,452
Cash and cash equivalents at the end of the year	$431,984	$337,039	$584,088
Supplemental Cash Flow Information: Cash interest paid	$43,581	$46,683	$45,336
Income taxes paid, net of refunds	$43,975	$74,908	$67,419

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid in	Retained	Comprehensive	Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Earnings	Income (loss)	Shares	Dollars	Interest	Equity
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2010	42,245	$42,245	$349,156	$1,578,913	$(51,880)	2,250	$(135,058)	$3,902	$1,787,278
Net income				323,329				1,638	324,967
Cash dividends ($1.36 per share)				(55,136)					(55,136)
Other comprehensive loss					(107,473)			(397)	(107,870)
Disposition of noncontrolling interest								(2,830)	(2,830)
Distributions to noncontrolling interest shareholders								(118)	(118)
Shares issued under compensation plans	678	678	31,848			(63)	3,829		36,355
Deferred compensation			(39)			(4)	176		137
Balance at December 31, 2011	42,923	42,923	380,965	1,847,106	(159,353)	2,183	(131,053)	2,195	1,982,783
Net income (loss)				(190,057)				955	(189,102)
Cash dividends ($1.36 per share)				(55,589)					(55,589)
Other comprehensive income					27,305			(67)	27,238
Distributions to noncontrolling interest shareholders								(496)	(496)
Shares issued under compensation plans	179	179	13,429			(49)	2,989		16,597
Deferred compensation			(10)			(4)	116		106
Balance at December 31, 2012	43,102	43,102	394,384	1,601,460	(132,048)	2,130	(127,948)	2,587	1,781,537
Net income				150,881				867	151,748
Cash dividends ($1.36 per share)				(55,917)					(55,917)
Other comprehensive income					21,193			(229)	20,964
Distributions to noncontrolling interest shareholders								(736)	(736)
Shares issued under compensation plans	141	141	14,963			(65)	3,270		18,374
Deferred compensation			(9)			(1)	55		46
Balance at December 31, 2013	43,243	$43,243	$409,338	$1,696,424	$(110,855)	2,064	$(124,623)	$2,489	$1,916,016

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 1 — Summary of significant accounting policies

Consolidation: The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (the “Company”). Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the Company has significant influence but not a controlling equity interest, including variable interest entities where the Company is not the primary beneficiary, are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for using the cost method of accounting. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include management’s estimates and assumptions that affect the recorded amounts.

In June 2013, the Company revised its Consolidated Statement of Cash Flows to reflect contingent consideration payments related to businesses acquired as a cash outflow from financing activities of continuing operations, thereby correcting a presentation error in previous filings.  Since 2011, these payments were reflected as a cash outflow from investing activities of continuing operations. The Company also revised the Consolidated Statements of Cash Flows, as well as the Condensed Consolidating Statements of Cash Flows included in Note 17, for the twelve months ended December 31, 2012 and 2011 to reclassify $17.6 million and $5.9 million, respectively, as cash outflows from financing activities to reflect this correction. The changes do not affect the Company’s consolidated balance sheets, statements of operations and comprehensive income or statements of changes in stockholders’ equity. Moreover the reclassifications resulting from the change were not considered material to any previously issued financial statements.

We made certain other revisions to the 2012 and 2011 guarantor financial information presented in the 2012 and 2011 Form 10-Ks to correct errors identified in the current year.  Refer to Note 17 to the consolidated financial statements for additional details.

Other assets in the consolidated balance sheet as of December 31, 2013 include $17.6 million of receivables outstanding greater than one year.

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

Accounts receivable: Accounts receivable represents amounts due from customers related to the sale of products and provision of services. An allowance for doubtful accounts is maintained and represents the Company’s estimate of the amount of uncollectible receivables. The allowance is provided at such time as management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for doubtful accounts was $10.7 million and $7.8 million as of December 31, 2013 and 2012, respectively. See Note 9 to the consolidated financial statements for information on the Company’s concentration of credit risk. In addition, we maintain a reserve for returns and allowances based on the Company’s historical experience. The reserve for returns and allowances was $3.3 million and $2.9 million as of December 31, 2013 and 2012, respectively.

Inventories:  Inventories are valued at the lower of cost or market. The cost of the Company’s inventories is determined using the average cost method. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating market value, the Company evaluates inventory for excess and obsolete quantities based on estimated usage and sales.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that an impairment may exist. Impairment losses, if any, are included in income from operations. The goodwill impairment test is applied to each of the Company’s reporting units with goodwill. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below that operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. However, separate components are aggregated as a single reporting unit if they have similar economic characteristics.

In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategies and financial performance. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a two-step quantitative impairment test. Alternatively, the Company may proceed directly to testing goodwill for impairment through the two-step impairment test without conducting the qualitative analysis. In the fourth quarter 2013, the Company elected to forgo the qualitative assessment and test all reporting units with goodwill through the two-step quantitative impairment test.

The first step of the two-step impairment test is to quantitatively compare the fair value of a reporting unit, including goodwill, to its carrying value. In performing the first step, the Company calculates the fair value of the reporting unit using equal weighting of two methods; one which estimates the discounted cash flows (“DCF”) of the reporting unit based on projected earnings in the future (the Income Approach) and one which is based on sales of similar assets in actual transactions (the Market Approach). If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, the Company would perform the second step of the goodwill impairment test, in which the Company would recognize an impairment loss if the carrying value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed initially were being determined. The Company performed the goodwill impairment test during the fourth quarter 2013, and for each reporting unit whose assets include goodwill, the fair value of each of the reporting units exceeded the carrying value.  As a result, no impairment in the carrying value of any of the Company’s reporting units was evident.

The Company’s intangible assets consist of customer lists, intellectual property, distribution rights and trade names. The Company tests its indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate that an impairment may exist. Similar to the goodwill impairment test process, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing such qualitative assessment, the Company determines it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If the Company concludes it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, the Company then proceeds to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. Alternatively, the Company may elect to forgo the qualitative analysis and proceed directly to testing the indefinite-lived intangible asset for impairment through the quantitative impairment test. The Company recorded IPR&D impairment charges of $7.4 million in 2013 upon the decision to abandon certain of the IPR&D projects. See Note 4 to the consolidated financial statements for further information related to these charges. No other impairment charge was evident for indefinite-lived intangible assets as a result of the fourth quarter 2013 impairment assessment.

Intangible assets consisting of intellectual property, customer lists, distribution rights and certain tradenames are being amortized over their estimated useful lives, which are as follows: intellectual property, 3 to 20 years; customer lists, 5 to 30 years; distribution rights, 3 to 22 years; tradenames, 1 to 30 years. The weighted average amortization period is approximately 16 years. The Company periodically evaluates the reasonableness of the useful lives of these assets.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets: We assess the remaining useful life and recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business.  Therefore, the evaluation involves significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Foreign currency translation: Assets and liabilities of subsidiaries with non-United States dollar denominated functional currencies are translated into United States dollars at the rates of exchange at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustments are reported as a component of accumulated other comprehensive income.

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

Share-based compensation: The Company estimates the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than would be the case if the Company only used historical volatility. The risk-free interest rate is the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected life of the option.

Share-based compensation expense for 2013, 2012 and 2011 was $11.9 million, $8.6 million and $4.5 million, respectively, and is included in selling, general and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2013, 2012 and 2011 was $3.8 million, $2.7 million and $2.5 million, respectively. The higher share-based compensation expense in 2013 is primarily due to the increase in the market price of the Company’s common stock.  The lower share-based compensation expense for 2011 is primarily due to stock option and restricted share forfeitures of approximately $3 million related to the separation of the Company’s former chief executive officer.

As of December 31, 2013, unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $4.4 million, which is expected to be recognized over a weighted-average period of 1.92 years. Unamortized share-based compensation cost related to non-vested shares (restricted stock), net of expected forfeitures, was $9.2 million, which is expected to be recognized over a weighted-average period of 1.81 years.

Share-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period less estimated forfeitures. Forfeitures are required to be estimated at the time of grant. To minimize fluctuations in share-based compensation expense, management reviews and revises the estimate of forfeitures for all share-based awards on a quarterly basis based on management’s expectation of the awards that will ultimately vest. The Company issued 148,191, 178,690 and 175,291 of non-vested shares (restricted stock) in 2013, 2012 and 2011, respectively, the majority of which vest on the third anniversary of the grant date (cliff vesting).

Income taxes: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, and to reflect operating loss and tax credit carryforwards. The provision for income taxes

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently reinvested.

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

The Company’s normal policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. However, in the limited cases where an arrangement provides a right of return to the customer, including a distributor, the Company believes it has the ability to reasonably estimate the amount of returns based on its substantial historical experience with respect to these arrangements. The Company accrues any costs or losses that may be expected in connection with any returns in accordance with FASB Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” Revenues and cost of goods sold are reduced to reflect estimated returns.

Allowances related to customer incentive programs, which include discounts or rebates, are estimated and provided for in the period that the related sales are recorded. These allowances are recorded as a reduction of revenue.

The Company offers rebates to certain distributors and reserves an estimate for the rebates as a reduction of revenues at the time of sale. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment.  The reserve for estimated rebates was $7.8 million and $19.5 million at December 31, 2013 and 2012, respectively. The decrease in accrued rebates in 2013 as compared to 2012 was primarily due to the continued migration to a common global ERP platform, specifically, the integration of our LMA and Arrow businesses, which resulted in reduced processing lag time (from monthly to daily payments in many instances).  There were no significant changes in estimates recorded during the year.  We expect the reserve as of December 31, 2013 to be paid within 90 days subsequent to year-end.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — New accounting standards

Recently issued not yet effective

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has assessed these recently issued standards that are not yet effective and believes the new standards will not have a material impact on the Company’s results of operations, cash flows or financial position.

Recently adopted

In February 2013, the FASB issued an amendment to its accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items on the face of the statement where net income is presented, or in the notes to the financial statements, if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about the effect of the reclassifications. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. Refer to Note 11 to the consolidated financial statements for new disclosures resulting from the adoption of this amendment.

Note 3 — Acquisitions

The Company made the following acquisitions during 2013, all of which were accounted for as business combinations:

•

On December 2, 2013, the Company acquired Vidacare Corporation, a provider of intraosseous, or inside the bone, access devices. This acquisition complements the vascular access and specialty product portfolio in the Company’s Critical Care product group.

•

On June 11, 2013, the Company acquired the assets of Ultimate Medical Pty. Ltd. and its affiliates (“Ultimate”), a supplier of airway management devices with a related portfolio of patented products. This acquisition complements the anesthesia products in the Company’s Critical Care product group.

•

On June 6, 2013, the Company acquired Eon Surgical, Ltd. (“Eon”), a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance a surgeon’s ability to perform scarless surgery while producing better patient outcomes. This technology complements the product portfolio of the Company’s Surgical Care product group.

The total fair value of consideration for the 2013 acquisitions is estimated at $307.0 million. Transaction expenses associated with these acquisitions, which are included in selling, general and administrative expenses on the consolidated statements of income (loss) were $3.8 million for the twelve months ended December 31, 2013. For the twelve month period ended December 31, 2013, the Company has recorded revenue and operating profit of $9.7 million and $2.8 million, respectively related to the businesses acquired in 2013. The results of operations of the acquired businesses and assets are included in the consolidated statements of income (loss) from their respective acquisition dates. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.

In connection with the Ultimate and Eon acquisitions, during the second quarter 2013, the Company recorded a liability and related restructuring and impairment charge of $2.8 million related to post-closing obligations associated with the acquired businesses. In the fourth quarter 2013, the Company reversed approximately $0.8 million of this liability in conjunction with the settlement of this obligation, which was paid in the first quarter 2014.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the preliminary fair values determination of the assets acquired and liabilities assumed in the acquisitions that occurred during 2013:

(Dollars in millions)
Assets
Current assets	$21.0
Property, plant and equipment	1.4
Intangible assets:
Intellectual property	159.5
Tradenames	26.5
In-process research and development	19.9
Customer lists	49.6
Goodwill	123.3
Total assets acquired	401.2
Less:
Current liabilities	5.4
Deferred tax liabilities	88.8
Liabilities assumed	94.2
Net assets acquired	$307.0

The Company is continuing to evaluate the 2013 acquisitions. Further adjustments may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed, primarily related to deferred tax assets and liabilities and goodwill.

Among the acquired assets, intellectual property has useful lives ranging from 10 to 18 years, customer lists have useful lives ranging from 16 to 27 years and finite tradenames have useful lives ranging from 1 to 30 years. IPR&D has an indefinite life and is not amortized until development of the related project is completed, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, the Company may incur an impairment charge related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The goodwill resulting from the acquisitions primarily reflects the expected revenue growth attributable to anticipated increased market penetration from acquired and future products and customers. Goodwill and the step-up in basis of the intangible assets in connection with stock acquisitions are not deductible for tax purposes.

The Company made the following acquisitions during 2012, all of which were accounted for as business combinations:

•

On October 23, 2012, the Company acquired substantially all of the assets of LMA International N.V. (“LMA”), a global provider of laryngeal masks whose products are used in anesthesia and emergency care. On October 23, 2012, in a separate transaction, the Company also acquired the LMA branded laryngeal mask supraglottic airway business and certain other products in the United Kingdom, Ireland and Channel Islands from the shareholders of Intravent Direct Limited and affiliates. These acquisitions complement the anesthesia product portfolio in the Company’s Critical Care product group.

•

On June 22, 2012, the Company acquired Hotspur Technologies Inc., a developer of catheter-based technologies designed to restore blood flow in patients with obstructed vessels. The acquired business complements the dialysis access product line in the Company’s Cardiac Care product group.

•

On May 22, 2012, the Company acquired Semprus BioSciences Corp., a biomedical company that developed a long-lasting, covalently bonded, non-leaching polymer designed to reduce infections and thrombus related complications. While the Company will explore opportunities to apply this technology to a broad array of its product offerings, the initial focus for the technology is on vascular devices within the Company’s Critical Care product group. During 2013, the Company experienced unexpected difficulties with respect to the development of the Semprus technology, which the Company is currently attempting to resolve through further research and testing.  Failure to resolve these issues may result in a reduction of the expected future cash flows related to the Semprus technology and could result in recognition of impairment charges with respect to the related assets, which could be material.  As of December 31, 2013, the Company has recorded net assets in the amount of approximately $42 million related to this investment.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

On May 3, 2012, the Company acquired substantially all of the assets of Axiom Technology Partners, LLC (“Axiom”), constituting its EFx laparoscopic fascial closure system, which is designed for the closure of abdominal trocar defects through which access ports and instruments were used during laparoscopic surgeries. The acquired business complements the surgical closure product line in the Company’s Surgical Care product group.

•

On April 5, 2012, the Company acquired the EZ-Blocker product line, a single-use catheter used to perform lung isolation and one-lung ventilation. The acquisition of this product line complements the anesthesia product portfolio in the Company’s Critical Care product group.

In connection with the acquisitions, the Company agreed to pay contingent consideration based on the achievement of specified objectives, including the receipt of regulatory approvals and achievement of sales targets. The aggregate fair value of consideration for the 2012 acquisitions, based on the estimated fair values at the respective acquisition dates, was estimated at $422.2 million, which included the initial payments of $367.9 million in cash and the estimated fair value of the contingent consideration of $55.8 million, partially offset by a $1.5 million favorable working capital adjustment. The Company recorded $227.5 million of intangible assets and $153.0 million of goodwill related to these acquisitions. As of December 31, 2013, the Company has made aggregate contingent consideration payments of $27 million related to these acquisitions. The range of remaining undiscounted contingent consideration the Company could be required to pay is zero to $62 million. For further information on contingent consideration, see Note 10 to the consolidated financial statements.

Note 4 — Restructuring and other impairment charges

The amounts recognized in restructuring and other impairment charges for the twelve months ended December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
	(Dollars in thousands)
LMA restructuring program	$12,152	$2,515	$—
2013 restructuring charges	10,230	—	—
2012 restructuring charges	4,229	2,459	—
2011 restructuring program	770	—	3,047
2007 Arrow integration program	230	(1,937)	461
In-process research and development impairment	7,381	—	—
Long-lived asset impairment	3,460	—	—
Investments in affiliates impairment	—	—	2,497
Restructuring and other impairment charges	$38,452	$3,037	$6,005

LMA Restructuring Program

In connection with the acquisition of LMA in 2012, the Company formulated a plan related to the integration of LMA and the Company’s businesses. The integration plan focuses on the closure of LMA corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia.

The charges associated with this restructuring program that are included in restructuring and other impairment charges for the twelve months ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(Dollars in thousands)
Termination benefits	$3,282	$2,229
Facility closure costs	788	—
Contract termination costs	7,906	274
Other restructuring costs	176	12
	$12,152	$2,515

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the changes in accrued liabilities associated with the LMA restructuring program from the inception of the program through December 31, 2013 is set forth in the following table:

	Termination benefits	Facility Closure Costs	Contract Termination Costs	Other Restructuring Costs	Total
	(Dollars in thousands)
Balance at December 31, 2011	$—	$—	$—	$—	$—
Subsequent accruals	2,229	—	274	12	2,515
Cash payments	(488)	—	—	—	(488)
Foreign currency translation	3	—	3	—	6
Balance at December 31, 2012	1,744	—	277	12	2,033
Subsequent accruals	3,282	788	7,906	176	12,152
Cash payments	(4,461)	(362)	(4,560)	(164)	(9,547)
Foreign currency translation	(13)	1	63	(8)	43
Balance at December 31, 2013	$552	$427	$3,686	$16	$4,681

Aside from nominal facility closure costs anticipated in 2014, the Company does not expect to incur additional costs associated with this program. The Company expects to complete this project in 2014.

2013 Restructuring Charges

In 2013, the Company initiated programs to consolidate certain administrative and manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. The Company estimates that it will incur an aggregate of up to approximately $11 million in restructuring and other impairment charges over the term of this restructuring program. Of this amount, $5 million relates to employee termination costs, $3 million relates to termination of certain distributor agreements and $3 million relates to facility closures costs and other actions. The charges associated with this restructuring program that are included in restructuring and other impairment charges for the twelve months ending December 31, 2013 were as follows:

2013
(Dollars in thousands)
Termination benefits	$4,787
Contract termination costs	3,326
Other restructuring costs	2,117
$10,230

As of December 31, 2013, the Company has a reserve of $4.2 million in connection with these projects. The Company expects to complete this program in 2015.

2012 Restructuring Charges

In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse, lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. The charges associated with this restructuring program that are included in restructuring and other impairment charges for the twelve months ending December 31, 2013 and 2012 were as follows:

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012
	(Dollars in thousands)
Termination benefits	$2,993	$1,681
Facility closure costs	935	—
Contract termination costs	296	758
Other restructuring costs	5	20
	$4,229	$2,459

The Company expects to complete the projects over a one year period and does not anticipate incurring additional costs associated with this program.

2011 Restructuring Program

In 2011, the Company initiated a restructuring program at three facilities to consolidate operations and reduce costs. In connection with this program, the Company recorded contract termination costs of approximately $2.6 million associated with a lease termination, as the Company had vacated 50% of the premises during 2011. In addition, the Company recorded approximately $0.4 million for employee termination benefits in connection with workforce consolidations. In the fourth quarter 2013, the Company recorded an additional $0.8 million in contract termination costs and has completely exited the leased facility. This program was completed in 2013.

2007 Arrow Integration Program

In connection with the Company’s acquisition of Arrow International, Inc. (“Arrow”), the Company implemented a program in 2007 to integrate Arrow’s businesses into the Company’s other businesses. The aspects of this program that affected Teleflex employees and facilities (such aspects being referred to as the “2007 Arrow integration program”) were charged to earnings and classified as restructuring and impairment charges.

The charges associated with the 2007 Arrow integration program that were included in restructuring and other impairment charges for the years ended December 31, 2013, 2012, and 2011 were $0.2 million, $(1.9) million and $0.5 million, respectively. The net credit recorded during the year ended December 31, 2012 was primarily the result of the reversal of contract termination costs related to a settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the acquisition of Arrow. This program was completed in 2013.

Impairment Charges

The Company incurred the following asset impairment charges during 2013, 2012 and 2011. These asset impairments were measured at fair value using significant unobservable inputs that are categorized as Level 3 under the fair value hierarchy, which is described in Note 10 to the consolidated financial statements.

•	During the fourth quarter 2013, the Company recorded a $2.9 million IPR&D charge upon the decision to abandon a research and development project associated with the Company’s vascular business.
•	During the third quarter 2013, the Company recorded $3.5 million in impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value.
•

During the first quarter 2013, the Company recorded a $4.5 million IPR&D charge pertaining to a research and development project associated with the Axiom acquisition because technological feasibility had not yet been achieved and the Company determined that the subject technology had no future alternative use.

•

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Inventories

Inventories at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(Dollars in thousands)
Raw materials	$70,209	$84,636
Work-in-process	53,672	47,440
Finished goods	242,113	222,974
	365,994	355,050
Less: Inventory reserves	(32,373)	(31,703)
Inventories, net	$333,621	$323,347

Note 6 — Property, plant and equipment

The major classes of property, plant and equipment, at cost, at December 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in thousands)
Land, buildings and leasehold improvements	$199,741	$201,155
Machinery and equipment	322,060	313,325
Computer equipment and software	102,527	70,618
Construction in progress	55,092	41,424
	679,420	626,522
Less: Accumulated depreciation	(353,520)	(328,577)
Property, plant and equipment, net	$325,900	$297,945

Note 7 — Goodwill and other intangible assets

Changes in the carrying amount of goodwill, by reporting segment, for the twelve months ended December 31, 2013 and 2012 are as follows:

	Americas Segment	EMEA Segment	Asia Segment	Total
	(Dollars in thousands)
Balance as of December 31, 2012
Goodwill	$1,077,829	$353,282	$139,469	$1,570,580
Accumulated impairment losses	(332,128)	—	—	(332,128)
	745,701	353,282	139,469	1,238,452
Goodwill related to acquisitions	99,125	19,922	4,237	123,284
Translation adjustment	(833)	2,217	(8,917)	(7,533)
Balance as of December 31, 2013
Goodwill	1,176,121	375,421	134,789	1,686,331
Accumulated impairment losses	(332,128)	—	—	(332,128)
	$843,993	$375,421	$134,789	$1,354,203

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Americas Segment	EMEA Segment	Asia Segment	OEM Segment	Total
	(Dollars in thousands)

Goodwill balance as of December 31, 2011	$1,005,021	$283,362	$121,983	$28,176	$1,438,542
Goodwill impairment charges	(332,128)	—	—	—	(332,128)
Goodwill related to acquisitions	78,875	69,723	15,384	—	163,982
Goodwill related to dispositions	—	—	—	(28,176)	(28,176)
Purchase accounting adjustments(1)	(8,878)	—	(2,126)	—	(11,004)
Translation adjustment	2,132	876	4,228	—	7,236
Transfer of goodwill	679	(679)	—	—	—
Balance as of December 31, 2012
Goodwill	1,077,829	353,282	139,469	—	1,570,580
Accumulated impairment losses	(332,128)	—	—	—	(332,128)
	$745,701	$353,282	$139,469	$—	$1,238,452
(1)

Purchase accounting adjustments related to the finalization of the purchase price allocation of uncertain tax positions and deferred taxes for the LMA acquisition. The purchase accounting adjustments were completed in 2013, however, in accordance with ASC Topic 805, “Business Combinations,” the Company retrospectively adjusted the December 31, 2012 balance sheet, as well as the Condensed Consolidating Balance Sheet included in Note 17, for these adjustments as the acquisition occurred in 2012.

In the first quarter 2012, due to a change in the Company’s reporting structure, the Company performed goodwill impairment tests and determined that three of the reporting units in the North America segment were impaired. The Company recorded goodwill impairment charges of $220 million in the Vascular reporting unit, $107 million in the Anesthesia/Respiratory reporting unit and $5 million in the Cardiac reporting unit. The goodwill impairment charges were determined based upon the amount by which the goodwill carrying values exceed its fair value. The fair value of the goodwill was measured using significant unobservable inputs that are categorized as Level 3 under the fair value hierarchy, which is described under Note 10 to the consolidated financial statements.

Intangible assets at December 31, 2013 and 2012 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2013	2012	2013	2012
	(Dollars in thousands)
Customer lists	$628,020	$580,151	$(168,223)	$(141,520)
In-process research and development	68,786	53,157	—	—
Intellectual property	435,869	276,458	(118,086)	(95,967)
Distribution rights	16,797	16,567	(14,592)	(13,880)
Trade names	407,879	384,131	(1,148)	(305)
Noncompete agreements	337	—	(42)	—
	$1,557,688	$1,310,464	$(302,091)	$(251,672)

Trade names of $371.6 million and in-process research and development of $68.8 million are considered indefinite lived. Acquired in-process research and development is indefinite-lived until the completion of the associated efforts, at which point amortization of the carrying value of the technology will commence.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $50.6 million, $44.3 million, and $42.6 million for 2013, 2012 and 2011, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)
2014	$59,100
2015	53,300
2016	52,900
2017	52,400
2018	51,900

Note 8 — Borrowings

The components of long-term debt at December 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.92% at December 31, 2013, due 7/16/2018	$680,000	$—
Term loan facility, at a rate of 2.75% at December 31, 2012	—	375,000
3.875% Convertible Senior Subordinated Notes	400,000	400,000
6.875% Senior Subordinated Notes due 2019	250,000	250,000
	1,330,000	1,025,000
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes	(48,413)	(59,720)
	1,281,587	965,280
Current portion of borrowings	(351,587)	—
	$930,000	$965,280

Senior Credit Facility

On July 16, 2013, the Company replaced its $775 million senior credit facility comprised of a $375 million term loan and a $400 million revolving credit facility with a new $850 million senior credit facility consisting solely of a revolving credit facility. In connection with this transaction, the Company incurred transaction fees of $6.4 million, which were recorded as a deferred asset and are being amortized over the term of the facility. Additionally, during the third quarter of 2013, in connection with the early repayment of its $375 million term loan, the Company recognized expense of approximately $1.3 million resulting from the write-off of unamortized debt issuance costs. The Company borrowed $382.0 million at the inception of the new $850 million senior credit facility. During the fourth quarter 2013, the Company borrowed an additional $298.0 million under the senior credit facility to fund the purchase of the Vidacare business.  See Note 3 to the consolidated financial statements.

The new $850 million senior credit facility bears interest at an applicable rate elected by the Company generally equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.25% to 1.00%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.25% to 2.00%. As of December 31, 2013, the interest rate on the $850 million senior credit facility was 1.92% (comprised of the LIBOR rate of 0.17% plus a margin of 1.75%). The obligations under the senior credit facility are guaranteed (subject to certain exceptions) by substantially all of the material domestic subsidiaries of the Company and (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by the Company and each guarantor.

Convertible Notes

On August 9, 2010, the Company issued $400.0 million of 3.875% Convertible Senior Subordinated Notes (the “Convertible Notes”). The Company pays interest on the Convertible Notes semi-annually on February 1 and August 1 of each year at a rate of 3.875% per year. The Convertible Notes mature on August 1, 2017. The Convertible Notes are the Company’s unsecured senior subordinated obligations and are (i) not guaranteed by any of the Company’s subsidiaries;

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii) subordinated in right of payment to all of the Company’s existing and future senior indebtedness; and (iii) junior to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Convertible Notes are convertible at the option of the holder upon the occurrence of any of the following circumstances (i) during any fiscal quarter, if the last reported sales price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price on each applicable trading day; or (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each trading day during the measurement period; or (iii) upon the occurrence of specified corporate events; or (iv) at any time on or after May 1, 2017 up to and including July 28, 2017. The Convertible Notes are convertible at a conversion rate of 16.3084 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $61.32. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company’s conversion obligation may be satisfied, at the Company’s option, in shares of common stock, cash or a combination of cash and shares of common stock. The Company has elected a net-settlement method to satisfy its conversion obligation. Under the net-settlement method, the Company may settle the $1,000 principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.

During the fourth quarter 2013, the Company’s closing stock price exceeded the 130% threshold described in clause (i) above; accordingly the Convertible Notes were classified as a current liability as of December 31, 2013. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity or conversion.  Consequently, the Convertible Notes may not be convertible in one or more future quarters, in which case the Convertible Notes would again be classified as long-term debt, unless one of the other conversion events described above were to occur. While the Company believes it has sufficient liquidity to repay the principal amounts due through a combination of utilizing our existing cash on hand and accessing our credit facility, our use of these funds could adversely affect our results of operations and liquidity.

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions with two counterparties pursuant to which it purchased call options for $88.0 million ($56.0 million net of tax) in private transactions. The call options enable the Company to receive, in effect for no additional consideration, shares of the Company’s common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess value over the conversion price that it would pay to the holders of the Convertible Notes upon conversion. These call options will terminate upon the earlier of July 28, 2017 or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise.

The Company also entered into privately negotiated warrant transactions with the same counterparties generally relating to the same number of shares of common stock with each of the option counterparties. Under certain circumstances, the Company may be required under the terms of the warrant transactions to issue up to 7,981,422 shares of common stock (subject to adjustments). The warrants have been divided into components that expire ratably over a 180 day period commencing November 1, 2017. The strike price of the warrants is approximately $74.65 per share of common stock, subject to customary anti-dilution adjustments. Proceeds received from the issuance of the warrants totaled approximately $59.4 million.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocated the proceeds of the Convertible Notes between the liability and equity components of the debt. The initial $316.3 million liability component was determined based on the fair value of a similar debt instrument excluding the conversion feature. The initial $83.7 million ($53.3 million net of tax) equity component represented the difference between the fair value or carrying value of $316.3 million of the debt and the $400.0 million of proceeds. The related debt discount of $83.7 million will be amortized under the interest method over the remaining life of the Convertible Notes, which, at December 31, 2013, is approximately 3.6 years. An effective interest rate of 7.814% was used to calculate the debt discount on the Convertible Notes. The following table provides interest expense amounts related to the Convertible Notes for the periods presented:

(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest cost related to contractual interest coupon	$15.5	$15.5	$15.5
Interest cost related to amortization of the discount	$11.3	$10.5	$9.7
The following table provides the carrying value of the Convertible Notes as of December 31, 2013 and 2012:

(in millions)	December 31, 2013	December 31, 2012
Principal amount of the Convertible Notes	$400.0	$400.0
Unamortized discount	(48.4)	(59.7)
Net carrying amount	$351.6	$340.3

6.875% Senior Subordinated Notes

On June 13, 2011, the Company issued $250.0 million of 6.875% Senior Subordinated Notes due 2019 (the “Notes”). The Company pays interest on the Notes semi-annually on June 1 and December 1. The Notes will mature on June 1, 2019, unless earlier redeemed or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the Indenture) or upon the Company’s election to exercise its optional redemption rights, as described below. The Company incurred transaction fees of approximately $3.7 million, including underwriters’ discounts and commissions in connection with the public offering of the Notes. The Company used $125 million of the proceeds to repay term loan borrowings under its senior credit facility and recorded a $0.8 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in the second quarter 2011.

The Notes constitute the Company’s general unsecured senior subordinated obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including the Company’s indebtedness under its senior credit facilities, and will be equal in right of payment with all of the Company’s existing and future senior subordinated indebtedness, including the Company’s 3.875% Convertible Senior Subordinated Notes. The obligations under the Notes are guaranteed, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is a guarantor or other obligor under the Company’s senior credit facilities and by certain of the Company’s other domestic subsidiaries. The guarantees are full and unconditional, subject to certain customary automatic release provisions. The guarantees of the Notes will be subordinated in right of payment to all of the existing and future senior indebtedness of such Guarantors and will be equal in right of payment with all of the future senior subordinated indebtedness of such Guarantors. The Notes and the guarantees will be junior to the existing and future secured indebtedness of the Company and the Guarantors to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company equity offerings, at a redemption price equal to 106.875% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.

Interest Rate Swap

In 2011, the Company terminated its interest rate swap agreement that, at the date of termination, had a notional amount of $350 million. The interest rate swap was designated as a cash flow hedge against the previously outstanding term loan under the Company’s senior credit facility. At the date of termination, the interest rate swap was in a liability position resulting in a cash payment by the Company to the counterparties of approximately $14.8 million, which included $3.1 million of accrued interest. The cash flows from the termination of the interest rate swap have been reported as an operating activity in the consolidated statements of cash flows. As of December 31, 2012, all unrealized losses within accumulated other comprehensive income (“AOCI”) associated with this interest rate swap were reclassified into earnings.

Fair Value of Long-Term Debt

The carrying amount of long-term debt reported in the consolidated balance sheet as of December 31, 2013 is $1,281.6 million. The Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile to determine the fair value of its debt. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt by fair value hierarchy level (see Note 10 to the consolidated financial statements further information) as of December 31, 2013 and 2012:

	Fair value of debt
	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Level 1	$899,390	$782,377
Level 2	644,012	382,634
Total	$1,543,402	$1,165,011

Securitization Program

The Company has an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE then sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to $50.0 million. As of December 31, 2013, the maximum amount available for borrowing under this facility was $43.9 million. This facility is utilized from time to time for increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2013 and 2012, the Company had $4.7 million of outstanding borrowings under its accounts receivable securitization facility.

Debt Maturities

As of December 31, 2013, the aggregate amounts of long-term debt, demand loans and debt under the Company’s securitization program that will mature during each of the next four fiscal years and thereafter were as follows:

(Dollars in thousands)
2014(1)	$404,700
2015	—
2016	—
2017	—
2018 and thereafter	930,000
(1)

The Convertible Senior Subordinated Notes are included in amounts that will mature in 2014 due to the trigger of the conversion feature, which is described in more detail in the “Convertible Notes” section above.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Financial instruments

The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and thereafter is recognized in the statement of income (loss) in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of December 31, 2013, the Company had no open forward rate contracts. See Note 10 to the consolidated financial statements.

The following table presents the balance sheet location and fair values of derivative instruments designated as hedging instruments in the consolidated balance sheet as of December 31, 2013 and 2012:

	December 31, 2013 Fair Value	December 31, 2012 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign currency exchange contracts
Other assets – current	$—	$1,279
Total asset derivatives	$—	$1,279
Liability derivatives:
Foreign currency exchange contracts
Derivative liabilities – current	$—	$598
Total liability derivatives	$—	$598

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”) for the years ended December 31, 2013, 2012 and 2011:

	After Tax Gain/(Loss) Recognized in OCI
	2013	2012	2011
	(Dollars in thousands)
Interest rate swap	$—	$7,032	$8,330
Foreign currency exchange contracts	381	(156)	(325)
Total	$381	$6,876	$8,005

See Note 11 to the consolidated financial statements for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to expense (income), net of tax.

For the years ended December 31, 2013, 2012 and 2011, there was no ineffectiveness related to the Company’s derivatives.

During 2012, the Company entered into forward exchange contracts for Singapore dollars and US dollars in anticipation of the acquisition of substantially all of the assets of LMA. In accordance with applicable accounting guidance, a forecasted transaction is not eligible for hedge accounting if the forecasted transaction involves a business combination. Therefore, gains and losses relating to this arrangement were recognized as incurred. The Company realized a pre-tax loss of $7.6 million upon settlement of the forward exchange contracts. See Note 3 to the consolidated financial statements for additional information on the LMA acquisition.

In 2011, the Company terminated its interest rate swap covering a notional amount of $350 million designated as a hedge against the variability of the cash flows in the interest payments under the Company’s term loan. As of December 31, 2012, all unrealized losses within AOCI associated with this interest rate swap had been reclassified into earnings. See Note 8 to the consolidated financial statements for additional information on the termination of the interest rate swap.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ economies.

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

Some of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided. Collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal resulted in an increase in the allowance for doubtful accounts related to these countries. If the financial condition of these customers or the healthcare systems in these countries deteriorate such that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. The aggregate net current and long-term accounts receivables for Spain, Italy, Greece and Portugal and the percentage of the Company’s total net current and long-term accounts receivables represented by the net current and long-term accounts receivables in those countries at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $7.9 million and $6.3 million in 2013 and 2012, respectively) in Spain, Italy, Greece and Portugal	$97,852	$101,009
Percentage of total net current and long-term accounts receivables	31%	34%

For the years ended December 31, 2013, 2012 and 2011, net revenues to customers in Spain, Italy, Greece and Portugal were $142.6 million, $132.5 million and $138.4 million, respectively.

Note 10 — Fair value measurement

Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs used in measuring fair value. The levels within the hierarchy are as follows:

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables provide information regarding the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and 2012:

	Total carrying value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,150	$6,150	$—	$—
Contingent consideration liabilities	20,313	—	—	20,313

	Total carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$4,785	$4,785	$—	$—
Derivative assets	1,279	—	1,279	—
Derivative liabilities	598	—	598	—
Contingent consideration liabilities	51,196	—	—	51,196

There were no transfers of financial assets or liabilities carried at fair value among Level 1, Level 2 or Level 3 within the valuation hierarchy during the twelve months ended December 31, 2013 or 2012.

The following table provides information regarding changes in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions, including those described in Note 3 to the consolidated financial statements during the twelve months ended December 31, 2013 and 2012:

	Contingent consideration
	2013	2012
	(Dollars in thousands)
Beginning balance – January 1	$51,196	$9,676
Initial estimate upon acquisition	—	58,895
Payment	(18,880)	(18,426)
Revaluations	(11,982)	1,055
Translation adjustment	(21)	(4)
Ending balance – December 31	$20,313	$51,196

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reduced contingent consideration liabilities and selling, general and administrative expense by $12.3 million for the year ended December 31, 2013 after determining that certain conditions for the payment of certain contingent consideration would not be satisfied.

See Note 8 to the consolidated financial statements  for a discussion of the fair value of the Company’s long-term debt.

Valuation Techniques Used to Determine Fair Value

The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under Company benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.

The Company’s financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company uses forward rate contracts to manage currency transaction exposure. The fair value of the foreign currency forward contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. See Note 9 to the consolidated financial statements for additional information.

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

It is estimated that milestone payments will occur in 2014 and may extend until 2018 or later. As of December 31, 2013, the range of undiscounted amounts the Company could be required to pay for contingent consideration arrangements is between zero and $77 million. The Company determines the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the valuation hierarchy. The fair value of the contingent consideration liability associated with future milestone payments is based on several factors including:

•	estimated cash flows projected from the success of market launches;
•	the estimated time and resources needed to complete the development of acquired technologies;
•	the uncertainty of obtaining regulatory approvals within the required time periods; and
•	the risk adjusted discount rate for fair value measurement.

The following table provides information regarding the valuation techniques and inputs used in determining the fair value of the contingent consideration liabilities categorized as Level 3 measurements:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	1% - 10% (6%)
		Probability of payment	0 - 100% (31%)

As of December 31, 2013, of the $20.3 million of total recorded liabilities for contingent consideration, the Company has recorded approximately $4.1 million in Current portion of contingent consideration and the remaining $16.2 million in Other liabilities.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Shareholders’ equity

The authorized capital of the Company is comprised of 200 million common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through December 31, 2013, no shares have been purchased under this Board authorization.

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

	2013	2012	2011
	(Shares in thousands)
Basic	41,105	40,859	40,501
Dilutive effect of share based awards	410	—	287
Dilutive effect of 3.875% Convertible Notes and warrants	2,178	—	13
Diluted	43,693	40,859	40,801

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 7.7 million, 9.0 million and 8.8 million for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

Under the terms of the Convertible Notes the Company elected the net settlement method to satisfy its conversion obligation.  Under the net-settlement method, the Company may settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares. The excess conversion shares are included in the dilutive net income per share calculation using the treasury stock method during a fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is above the applicable conversion price of the Convertible Notes, or $61.32 per share;  the impact of conversion may be dilutive. In these periods, under the treasury stock method, we calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, because the Company separately analyzes the impact of the convertible note hedge and the impact of the warrant agreements on diluted weighted average shares outstanding, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The anti-dilutive shares associated with the convertible note hedges are 1.6 million, 0.3 million for the twelve month periods ended December 31, 2013 and 2012, respectively. The anti-dilutive shares associated with the convertible note hedges for the twelve month period ended December 31, 2011 are nominal. The treasury stock method is applied when the warrants are in-the-money, assuming the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The strike price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 0.6 million for the twelve month period ended December 31, 2013. The warrants had no dilutive impact for the twelve month periods ended December 31, 2012 and

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011. For additional information regarding the convertible notes and convertible note hedge and warrant agreements, see Note 8 to the consolidated financial statements.

The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the twelve months ended December 31, 2013 and 2012:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2011	$(7,257)	$(134,548)	$(17,548)	$(159,353)
Other comprehensive income before reclassifications	515	2,628	13,138	16,281
Amounts reclassified from accumulated other comprehensive income	6,361	4,663	—	11,024
Net current-period other comprehensive income	6,876	7,291	13,138	27,305
Balance at December 31, 2012	(381)	(127,257)	(4,410)	(132,048)
Other comprehensive income (loss) before reclassifications	(549)	25,464	(9,408)	15,507
Amounts reclassified from accumulated other comprehensive income	930	4,756	—	5,686
Net current-period other comprehensive income (loss)	381	30,220	(9,408)	21,193
Balance at December 31, 2013	$—	$(97,037)	$(13,818)	$(110,855)

The following table provides information relating to the reclassifications of losses/(gain) in accumulated other comprehensive income into expense/(income), net of tax, for the twelve months ended December 31, 2013 and  2012:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Gains and losses on cash flow hedges:
Interest Rate Contracts:
Interest expense	$—	$11,057
Foreign Currency Exchange Contracts:
Net Revenue	—	34
Cost of goods sold	884	(898)
Total before tax	884	10,193
Tax expense (benefit)	46	(3,832)
Net of tax	$930	$6,361
Amortization of pension and other postretirement benefits items (1):
Actuarial losses	$7,211	$7,158
Prior-service costs	(21)	(20)
Transition obligation	5	97
Curtailment charge	—	(118)
Settlement charge	—	106
Total before tax	7,195	7,223
Tax benefit	(2,439)	(2,560)
Net of tax	$4,756	$4,663
Total reclassifications, net of tax	$5,686	$11,024
(1)

These accumulated other comprehensive income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 14 to the consolidated financial statements  for additional information).

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Stock compensation plans

The Company has two stock-based compensation plans under which equity-based awards may be made. The Company’s 2000 Stock Compensation Plan (the “2000 plan”) provides for the granting of incentive and non-qualified stock options and restricted stock units to directors, officers and key employees. Under the 2000 plan, the Company is authorized to issue up to 4 million shares of common stock, but no more than 800,000 of those shares may be issued as restricted stock. Options granted under the 2000 plan have an exercise price equal to the average of the high and low sales prices of the Company’s common stock on the date of the grant, rounded to the nearest $0.25. Generally, options granted under the 2000 plan are exercisable three to five years after the date of the grant and expire no more than ten years from the grant date. Outstanding restricted stock units generally vest in one to three years. In 2013, the Company granted incentive and non-qualified options to purchase 29,875 shares of common stock and granted restricted stock units representing 8,092 shares of common stock under the 2000 plan. The unrecognized compensation expense for these awards as of the grant date was $1.0 million, which will be recognized over the vesting period of the awards. As of December 31, 2013, 760,979 shares were available for future grants under the 2000 plan.

The Company’s 2008 Stock Incentive Plan (the “2008 plan”) provides for the granting of various types of equity-based awards to directors, officers and key employees. These awards include incentive and non-qualified stock options, stock appreciation rights, stock awards and other stock-based awards. Under the 2008 plan, the Company is authorized to issue up to 2.5 million shares of common stock, but grants of awards other than stock options and stock appreciation rights may not exceed 875,000 shares. Options granted under the 2008 plan have an exercise price equal to the closing price of the Company’s common stock on the date of grant. In 2013, the Company granted incentive and non-qualified options to purchase 387,609 shares of common stock and granted restricted stock units representing 140,099 shares of common stock under the 2008 plan. The unrecognized compensation expense for these awards as of the grant date was $16.1 million, which will be recognized over the vesting period of the awards. As of December 31, 2013, 839,542 shares were available for future grants under the 2008 plan.

The fair value for options granted in 2013, 2012 and 2011 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2013	2012	2011
Risk-free interest rate	0.75%	0.81%	1.92%
Expected life of option	4.87 yrs.	4.85 yrs.	4.70 yrs.
Expected dividend yield	1.73%	2.28%	2.34%
Expected volatility	24.65%	28.46%	26.82%

The fair value for non-vested shares granted in 2013, 2012 and 2011 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2013	2012	2011
Risk-free interest rate	0.36%	0.37%	1.04%
Expected dividend yield	1.71%	2.24%	2.34%

The Company applied a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the option activity during 2013:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	1,084,193	$58.43
Granted	417,484	79.37
Exercised	(157,545)	57.16
Forfeited or expired	(64,652)	65.79
Outstanding, end of the year	1,279,480	65.05	7.1	$36,900
Exercisable, end of the year	652,431	$59.31	5.7	$22,543

The weighted average grant date fair value was $14.30, $11.78 and $11.45 for options granted during 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised was $4.1 million, $2.7 million and $6.9 million during 2013, 2012 and 2011, respectively. New shares of the Company’s common stock is issued upon exercises of options.

The Company recorded $4.4 million of expense related to the portion of the shares underlying options that vested during 2013, which is included in selling, general and administrative expenses.

The following table summarizes the non-vested restricted stock unit activity during 2013:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	364,788	$55.77
Granted	148,191	75.60
Vested	(99,666)	63.01
Forfeited	(59,956)	59.87
Outstanding, end of the year	353,357	62.49	1.3	$33,166

The weighted average grant-date fair value for non-vested restricted stock units granted during 2013, 2012 and 2011 was $75.60, $56.95 and $54.33, respectively. The Company reissues shares of treasury stock to satisfy non-vested restricted stock units upon vesting of the award.

The Company recorded $7.5 million of expense related to the portion of the restricted stock units that vested during 2013, which is included in selling, general and administrative expenses.

Note 13 — Income taxes

The following table summarizes the components of the provision for income taxes from continuing operations:

	2013	2012	2011
	(Dollars in thousands)
Current:
Federal	$(2,974)	$20,959	$(2,604)
State	1,736	3,623	4,621
Foreign	36,400	30,476	48,600
Deferred:
Federal	(9,703)	(34,629)	(20,584)
State	(1,825)	(720)	(961)
Foreign	(87)	(3,296)	(3,294)
	$23,547	$16,413	$25,778

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2011, the Company sold its cargo and container businesses and recorded a gain on sale of $217.8 million along with related taxes of $91.0 million. The gain and related taxes are reported as discontinued operations. A significant portion of these tax charges are included as part of the deferred tax liability for unremitted foreign earnings.

At December 31, 2013, the cumulative unremitted earnings of other subsidiaries outside the United States, considered non-permanently reinvested, for which U.S. taxes have been provided, approximated $609.9 million.  At December 31, 2013, the cumulative unremitted earnings of other subsidiaries outside the United States, considered permanently reinvested, for which no income or withholding taxes have been provided, approximated $353.9 million. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to such earnings. Determination of the deferred income tax liability on these unremitted earnings is not practicable principally because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The following table summarizes the United States and non-United States components of income from continuing operations before taxes:

	2013	2012	2011
	(Dollars in thousands)
United States	$(3,544)	$(315,928)	$(10,952)
Other	179,274	150,559	156,052
	$175,730	$(165,369)	$145,100

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2013	2012	2011
Federal statutory rate	35.00%	35.00%	35.00%
Goodwill impairment	—	(60.84)	—
Tax effect of International items	(15.26)	11.88	(15.36)
State taxes, net of federal benefit	(0.32)	(0.90)	1.18
Uncertain tax contingencies	(4.06)	4.85	(2.66)
Contingent consideration reversals	(2.04)	—	—
Other, net	0.08	0.08	(0.39)
	13.40%	(9.93)%	17.77%

The effective income tax rate for 2013 was 13.4% compared to (9.9%) for 2012. The effective tax rate for 2013 was impacted by the realization of net tax benefits resulting from the expiration of statutes of limitation for U.S. federal and state and foreign matters, tax benefits associated with U.S. and foreign tax return filings and the realization of tax benefits resulting from the resolution of a foreign tax matter. The effective income tax rate for 2012 was impacted by a $332 million goodwill impairment charge recorded in the first quarter of 2012, for which only $45 million was tax deductible.

The Company and its subsidiaries are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, the Company establishes and adjusts reserves with respect to its uncertain tax positions to address developments related to those positions. The Company realized a net benefit of approximately $7.1 million, $8.0 million and $3.9 million in 2013, 2012 and 2011, respectively, as a result of reducing its reserves with respect to uncertain tax positions. These reductions principally resulted from the expiration of a number of applicable statutes of limitations.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and  2012:

	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Tax loss and credit carryforwards	$104,043	$92,282
Pension	39,310	63,737
Reserves and accruals	39,478	39,485
Other	27,092	21,255
Less: valuation allowances	(86,510)	(69,527)
Total deferred tax assets	123,413	147,232
Deferred tax liabilities:
Property, plant and equipment	26,550	24,766
Intangibles — stock acquisitions	400,297	324,983
Unremitted foreign earnings	147,326	151,780
Other	12,030	13,129
Total deferred tax liabilities	586,203	514,658
Net deferred tax liability	$(462,790)	$(367,426)

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2013, the tax effect of such carryforwards approximated $104.0 million. Of this amount, $14.8 million has no expiration date, $0.6 million expires after 2013 but before the end of 2018 and $88.6 million expires after 2018. A portion of these carryforwards consists of tax losses and credits which were acquired in acquisitions by the Company and the utilization of these carryforwards are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. The Vidacare Corporation acquisition in December 2013 included $7.4 million of tax losses, $0.5 million of which will not be realized as a result of the Section 382 limitation. A full valuation allowance on this component of the acquired tax losses was recorded in conjunction with the acquisition.  The Hotspur Technologies acquisition in June 2012 included $10.8 million of tax losses, $2.5 million of which will not be realized as a result of the Section 382 limitation. A full valuation allowance on this component of the acquired tax losses was recorded in conjunction with the acquisition. Except as described above, with respect to Vidacare Corporation and Hotspur Technologies, it is not expected that the Section 382 limitation will prevent the Company from utilizing its loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the United States subsidiaries’ taxable income or loss, the state’s proportion of taxable net income and other respective state laws, which can change from year to year and impact the amount of such carryforward.

The valuation allowance for deferred tax assets of $86.5 million and $69.5 million at December 31, 2013 and  2012, respectively, relates principally to the uncertainty of the Company’s ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the twelve month periods ending December 31, 2013,  2012 and  2011:

	2013	2012	2011
	(Dollars in thousands)
Balance at January 1	$62,108	$75,026	$89,281
Increase in unrecognized tax benefits related to prior years	—	1,110	1,855
Decrease in unrecognized tax benefits related to prior years	—	(6,134)	(6,415)
Unrecognized tax benefits related to the current year	1,838	4,256	4,246
Reductions in unrecognized tax benefits due to settlements	—	(8,816)	(7,678)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(8,433)	(3,503)	(5,852)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	258	169	(411)
Balance at December 31	$55,771	$62,108	$75,026

The total liabilities associated with the unrecognized tax benefits that, if recognized would impact the effective tax rate for continuing operations, were $22.5 million at December 31, 2013.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of operations, and the corresponding liability is included in the consolidated balance sheets. The interest (benefit) expense (net of related tax benefits where applicable) and penalties reflected in income from continuing operations for the year ended December 31, 2013 was $1.3 million and $(0.8) million, respectively, ($0.8 million and $0.2 million, respectively, for the year ended December 31, 2012 and $(0.1) million and $0.3 million, respectively, for the year ended December 31, 2011). The corresponding liabilities in the consolidated balance sheets for interest and penalties were $5.7 million and $6.0 million, respectively, at December 31, 2013 ($6.5 million and $9.2 million, respectively, at December 31, 2012).

The taxable years that remain subject to examination by major tax jurisdictions are as follows:

	Beginning	Ending
United States	2010	2013
Canada	2005	2013
China	2008	2013
Czech Republic	2001	2013
France	2011	2013
Germany	2007	2013
Ireland	2009	2013
Italy	2009	2013
Malaysia	2008	2013
Singapore	2009	2013

The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2013, the most significant tax examinations in process are in the jurisdictions of Canada, Germany, the Czech Republic and Austria. The date at which these examinations may be concluded and the ultimate outcome of such examinations is uncertain. As a result of the uncertain outcome of these ongoing examinations, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2013. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next twelve months by a range of zero to $2.5 million.

Note 14 — Pension and other postretirement benefits

The Company has a number of defined benefit pension and other postretirement plans covering eligible United States and non-United States employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for United States plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under non-United States plans are systematically provided for by depositing funds with trustees or by book reserves.  As of December 31, 2013, the Company’s United States defined benefit pension plans and the Company’s other postretirement benefit plans, except certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are frozen.

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

The following table provides information for the net benefit cost of pension and postretirement benefit plans for continuing operations:

	Pension			Other Benefits
	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Service cost	$1,819	$2,331	$2,297	$663	$704	$479
Interest cost	16,842	16,561	17,284	2,707	2,122	2,054
Expected return on plan assets	(23,122)	(20,245)	(19,998)	—	—	—
Net amortization and deferral	5,847	6,474	4,018	1,348	761	(45)
Curtailment gain	—	(197)	(37)	—	—	—
Settlement loss (gain)	—	106	(5)	—	—	—
Net benefit cost	$1,386	$5,030	$3,559	$4,718	$3,587	$2,488

The following table provides information for the weighted average assumptions for United States and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.27%	4.28%	5.50%	3.83%	3.95%	5.10%
Rate of return	8.31%	8.27%	8.31%	—	—	—
Initial healthcare trend rate	—	—	—	8.15%	8.5%	8.0%
Ultimate healthcare trend rate	—	—	—	5.0%	5.0%	5.0%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides summarized information on the Company’s pension and postretirement benefit plans, measured as of December 31, 2013 and 2012, and the amounts recognized in the consolidated balance sheet and in accumulated other comprehensive income with respect to the plans:

	Pension		Other Benefits
	2013	2012	2013	2012
	Under Funded		Under Funded
	(Dollars in thousands)
Benefit obligation, beginning of year	$397,184	$393,794	$55,609	$49,508
Service cost	1,819	2,331	663	704
Interest cost	16,842	16,561	2,707	2,122
Actuarial (gain) loss	(30,755)	2,345	(3,833)	6,161
Currency translation	861	678	—	—
Benefits paid	(17,004)	(16,227)	(2,860)	(3,106)
Medicare Part D reimbursement	—	—	162	220
Settlements	—	(767)	—	—
Administrative costs	(1,216)	(1,452)	—	—
Curtailments	—	(79)	—	—
Projected benefit obligation, end of year	367,731	397,184	52,448	55,609
Fair value of plan assets, beginning of year	276,863	243,324	—	—
Actual return on plan assets	28,813	33,946	—	—
Contributions	17,724	17,567	—	—
Benefits paid	(17,004)	(16,227)	—	—
Settlements paid	—	(767)	—	—
Administrative costs	(1,216)	(1,452)	—	—
Currency translation	301	472	—	—
Fair value of plan assets, end of year	305,481	276,863	—	—
Funded status, end of year	$(62,250)	$(120,321)	$(52,448)	$(55,609)

The following table sets forth information as to amounts recognized in the consolidated balance sheet with respect to the plans:

	Pension		Other Benefits
	2013	2012	2013	2012

	(Dollars in thousands)
Payroll and benefit-related liabilities	$(1,819)	$(1,784)	$(3,381)	$(3,200)
Pension and postretirement benefit liabilities	(60,431)	(118,537)	(49,067)	(52,409)
Accumulated other comprehensive loss	144,866	186,916	7,073	12,254
	$82,616	$66,595	$(45,375)	$(43,355)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth information as to amounts recognized in accumulated other comprehensive income (loss) with respect to the plans:

	Pension
	Prior Service Cost (Credit)	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive (Income) Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2011	$251	$204,257	$(74,488)	$130,020
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(35)	(6,439)	2,287	(4,187)
Curtailment	—	118	(44)	74
Settlement	—	(106)	40	(66)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(11,356)	4,696	(6,660)
Impact of currency translation	—	226	(58)	168
Balance at December 31, 2012	216	186,700	(67,567)	119,349
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(34)	(5,813)	1,947	(3,900)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(36,446)	13,206	(23,240)
Impact of currency translation	—	243	(66)	177
Balance at December 31, 2013	$182	$144,684	$(52,480)	$92,386

	Other Benefits
	Prior Service Cost (Credit)	Initial Obligation	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive (Income) Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2011	$(93)	$102	$6,845	$(2,326)	$4,528
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	55	(97)	(719)	277	(484)
Amounts Arising During the period:
Actuarial changes in benefit obligation	—	—	6,161	(2,297)	3,864
Balance at December 31, 2012	(38)	5	12,287	(4,346)	7,908
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	55	(5)	(1,398)	492	(856)
Amounts Arising During the period:
Actuarial changes in benefit obligation	—	—	(3,833)	1,432	(2,401)
Balance at December 31, 2013	$17	$—	$7,056	$(2,422)	$4,651

The following table provides the weighted average assumptions for United States and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2013	2012	2013	2012
Discount rate	4.98%	4.27%	4.70%	3.83%
Rate of compensation increase	3.0%	3.0%	—	—
Initial healthcare trend rate	—	—	7.0%	8.15%
Ultimate healthcare trend rate	—	—	5.0%	5.0%

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The weighted average discount rates for United States pension plans and other benefit plans of 5.09% and 4.70%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2013. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, the Company determines the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.

As part of its evaluation of pension and other postretirement assumptions, assumptions for mortality and healthcare cost trends incorporate generational white and blue collar mortality trends. The Company currently uses the generational tables when determining the liability, which takes into consideration increases in plan participant longevity.  As a result, the Company expects less significant increases in plan obligations in the future.

The Company’s assumption for the Expected Return on Plan Assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent historical results have been affected by unsustainable trends or events, the effects of those trends are quantified and removed. The Company applies a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. The qualitative analysis is intended to provide an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, resulting in return levels and behavior the Company believes are more likely to prevail over long periods.

Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation by $4.3 million and would increase the 2013 benefit expense by $0.3 million. Decreasing the trend rate by 1% would decrease the benefit obligation by $3.7 million and would decrease the 2013 benefit expense by $0.2 million.

The accumulated benefit obligation for all United States and foreign defined benefit pension plans was $367.3 million and $396.7 million for 2013 and 2012, respectively. All of our pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2013 and  2012.

The Company’s investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. These investments are held primarily in equity and fixed income mutual funds. The Company’s other investments are largely comprised of a hedge fund of funds and a structured credit fund. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. The domestic mutual funds held in the plans are subject to the diversification standards and industry limitations on concentration of holdings set forth in the Investment Company Act of 1940, as amended, and SEC staff guidance. The Company’s target allocation percentage is as follows: equity securities (45%); fixed-income securities (35%) and other securities (20%). The portfolio allocation was changed during 2012. The changes increase diversification of the portfolio and reduce expected variability of the portfolio returns, while maintaining the same expected return level. The new composition is expected to bring a better balance of return and risk expectations of the pension plan. Equity funds are held for their expected return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk to plan liabilities. The other investments are held to further diversify assets within the plans and are designed to provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the fair values of the Company’s pension plan assets at December 31, 2013 by asset category:

	Fair Value Measurements at 12/31/13
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$472	$472	$—	$—
Money market funds	310	310	—	—
Equity securities:
Managed volatility (b)	77,140	77,140	—	—
United States small/mid-cap equity (c)	19,760	19,760	—	—
World Equity (excluding United States) (d)	30,183	30,183	—	—
Common Equity Securities – Teleflex Incorporated	10,972	10,972	—	—
Diversified United Kingdom Equity	928	928	—	—
Diversified Global	2,319	2,319	—	—
Emerging Markets	1,270	1,270	—	—

Fixed income securities:
Long duration bond fund (e)	76,608	76,608	—	—
UK corporate bond fund	2,569	2,569	—	—
UK Government bond fund	4,455	4,455	—	—
High yield bond fund (f)	12,754	12,754	—	—
Emerging markets debt fund (g)	9,003	—	9,003	—
Corporate, government and foreign bonds	87	—	87	—
Asset backed – home loans	847	—	847	—
Other types of investments:
Structured credit (h)	29,109	—	—	29,109
Hedge fund of funds (i)	22,540	—	—	22,540
UK Property Fund (j)	1,402	—	1,402	—
Multi asset fund (k)	2,748	2,748	—	—
Other	5	—	—	5
Total	$305,481	$242,488	$11,339	$51,654

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the fair values of the Company’s pension plan assets at December 31, 2012 by asset category:

	Fair Value Measurements at 12/31/12
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$408	$408	$—	$—
Money market funds	361	361	—	—
Equity securities:
Managed volatility (b)	66,413	66,413	—	—
United States small/mid-cap equity (c)	16,543	16,543	—	—
World Equity (excluding United States) (d)	27,257	27,257	—	—
Common Equity Securities – Teleflex Incorporated	8,336	8,336	—	—
Diversified United Kingdom Equity	6,681	6,681	—	—
Diversified Global (excluding United Kingdom)	3,267	3,267	—	—
Fixed income securities:
Long duration bond fund (e)	73,370	73,370	—	—
High yield bond fund (f)	10,896	10,896	—	—
Emerging markets debt fund (g)	8,453	8,453	—	—
Corporate, government and foreign bonds	5,675	—	5,675	—
Asset backed – home loans	1,005	—	1,005	—
Other types of investments:
Structured credit (h)	26,828	—	—	26,828
Hedge fund of funds (i)	21,365	—	—	21,365
Other	5	—	—	5
Total	$276,863	$221,985	$6,680	$48,198
(a)	Information on asset categories described in notes (b)-(k) is derived from prospectuses and other material provided by the respective funds comprising the respective asset categories.
(b)	This category comprises mutual funds that invest in securities of United States and non-United States companies of all capitalization ranges that exhibit relatively low volatility.
(c)

This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of small and mid-sized companies. The fund invests in common stocks or exchange traded funds holding common stock of United States companies with market capitalizations in the range of companies in the Russell 2500 Index.

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

(e)

This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income instruments, including securities issued or guaranteed by the United States Government and its agencies and instrumentalities, corporate bonds, asset-backed securities, exchange traded funds, mortgage-backed securities and collateralized mortgage-backed securities. The fund invests primarily in long duration government and corporate fixed income securities, and uses derivative instruments, including interest rate swap agreements and Treasury futures contracts, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.

(f)

This category comprises a mutual fund that invests at least 80% of its net assets in higher-yielding fixed income securities, including corporate bonds and debentures, convertible and preferred securities and zero coupon obligations.

(g)

This category comprises a mutual fund that invests at least 80% of its net assets in fixed income securities of emerging market issuers, primarily in United States dollar-denominated debt of foreign governments, government-related and corporate issuers in emerging market countries and entities organized to restructure the debt of those issuers.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)

This category comprises a fund that invests primarily in collateralized debt obligations (“CDOs”) and other structured credit vehicles. The fund investments may include fixed income securities, loan participants, credit-linked notes, medium-term notes, pooled investment vehicles and derivative instruments.

(i)

This category comprises a hedge fund that invests in various other hedge funds. As of December 31, 2013 and 2012:

—	approximately 28% and 22%, respectively, of the assets of the hedge fund were invested in equity hedge based funds, including equity long/short and equity market neutral strategies;
—	approximately 18% and 30%, respectively, of the assets were held in tactical/directional based funds, including global macro, long/short equity, commodity and systematic quantitative strategies;
—	approximately 25% and 25%, respectively, of the assets were held in relative value based funds, including convertible and fixed income arbitrage, credit long/short and volatility arbitrage strategies;
—	approximately 23% and 17%, respectively, of the assets were held in funds with an event driven strategy; and
—	approximately 6% and 6%, respectively, of the assets were held in cash.
(j)

This category comprises a fund that invests primarily in UK freehold and leasehold property. The fund does not invest in higher risk activities such as developments. The fund may invest in indirect vehicles and property derivatives.

(k)	This category comprises a mutual fund that invests primarily in equities, bonds and alternatives.

The following table provides a reconciliation of changes in Level 3 pension assets measured at fair value on a recurring basis from December 31, 2011 through December 31, 2013:

	Hedge Fund of Funds	Structured Credit	Other Investments
	(Dollars in thousands)
Balance at December 31, 2011	$20,624	$—	$531
Purchases	—	26,000	—
Sales/redemptions	—	—	(509)
Actual return on assets	741	828	(35)
Foreign currency adjustment	—	—	18
Balance at December 31, 2012	21,365	26,828	5
Actual return on assets	1,175	2,281	—
Balance at December 31, 2013	$22,540	$29,109	$5

The Company’s contributions to United States and foreign pension plans during 2014 are expected to be approximately $9.4 million. Contributions to postretirement healthcare plans during 2014 are expected to be approximately $3.4 million.

The following table provides information about the Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.2 million:

	Pension	Other Benefits
	(Dollars in thousands)
2014	$16,969	$3,381
2015	17,497	3,459
2016	18,145	3,580
2017	18,653	3,556
2018	19,382	3,859
Years 2019 — 2023	108,118	20,347

The Company maintains a number of defined contribution savings plans covering eligible United States and non-United States employees. The Company partially matches employee contributions. Costs related to these plans were $12.1 million, $10.1 million and $10.2 million for 2013, 2012 and 2011, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Commitments and contingent liabilities

Operating leases: The Company uses various leased facilities and equipment in its operations. The lease terms for these leased assets vary depending on the terms of the applicable lease agreement. At December 31, 2013, the Company had no residual value guarantees related to its operating leases.

Future minimum lease payments as of December 31, 2013 under noncancelable operating leases are as follows:

Future Lease Payments
(Dollars in thousands)
2014	$21,700
2015	17,000
2016	13,700
2017	11,800
2018 and thereafter	46,200

As of December 31, 2013, the Company has recorded approximately $13.6 million in property, plant and equipment representing the estimated fair value of the Company’s percentage of the costs to construct buildings under two separate build-to-suit leases. One build-to-suit lease relates to the Company’s corporate headquarters, which represents approximately $9.6 million of the asset recorded as of December 31, 2013. Construction of the corporate headquarters has been completed and the lease commenced on February 1, 2014. The estimated fair value of the Company’s percentage of the costs to construct the corporate headquarters at the end of the construction period is $11.2 million. The second build-to-suit lease was entered into in August of 2013 and relates to a United States operating facility. Construction on the second build-to-suit facility commenced shortly before the end of the third quarter of 2013 and is expected to be completed in October 2014. The estimated fair value of the Company’s percentage of the construction costs to complete the second build-to-suit lease is approximately $23.0 million. For accounting purposes, the Company is deemed the owner of the asset during the construction period and is required to record the estimated fair value of the Company’s percentage of the construction costs as construction in progress during the construction period and record a related current liability in the same amount. These amounts do not reflect the Company’s cash obligations, but represent the landlord’s costs to construct the Company’s portion of the building and tenant improvements. On February 1, 2014, the Company derecognized the assets and related liabilities of the corporate headquarters upon commencement of the respective lease terms.

Rental expense under operating leases was $26.4 million, $24.0 million and $26.3 million in 2013, 2012 and 2011, respectively.

Environmental:  The Company is subject to contingencies as a result of environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. Much of this liability results from the United States Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the United States Resource Conservation and Recovery Act and similar state laws. These laws require the Company to undertake certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2013 and 2012, the Company has recorded approximately $2.5 million and $1.9 million, respectively, in accrued liabilities and approximately $5.8 million and $6.9 million, respectively, in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2013. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

Litigation:  The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of December 31, 2013 and 2012, the Company has recorded reserves of approximately $6.8 million and $2.3 million, respectively, in connection with such contingencies, representing its best estimate of the cost within the range of

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated possible loss that will be incurred to resolve these matters. Of the $6.8 million reserved for at December 31, 2013, $1.4 million pertains to discontinued operations.

Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to selling, general and administrative expenses in the period incurred.

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of December 31 2013, the most significant tax examinations in process were in Canada, the Czech Republic, Germany and Austria. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

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

The following tables present the Company’s segment results for the twelve months ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
Segment Results	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment net revenues from external customers	$800,464	$557,427	$207,207	$131,173	$1,696,271
Segment depreciation and amortization	69,653	28,938	4,774	4,570	107,935
Segment operating profit(1)	97,386	76,199	70,800	27,328	271,713
Segment assets	2,266,161	1,008,329	240,535	62,743	3,577,768
Segment expenditures for property, plant and equipment	47,554	11,487	754	2,625	62,420
Restructuring and other impairment charges	18,265	19,007	592	588	38,452
Intersegment revenues	128,512	153,951	40,579	519

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
Segment Results	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment net revenues from external customers	$726,810	$510,248	$173,721	$140,230	$1,551,009
Segment depreciation and amortization	64,174	22,974	3,653	4,083	94,884
Segment operating profit(1)	91,627	54,746	59,421	31,664	237,458
Segment assets	1,947,583	985,069	245,578	33,236	3,211,466
Segment expenditures for property, plant and equipment	32,023	14,717	472	10,830	58,042
Restructuring and other impairment charges	743	2,294	—	—	3,037
Intersegment revenues	135,499	76,967	4,660	422

	Year Ended December 31, 2011
Segment Results	Americas	EMEA	Asia	OEM	Totals
	(Dollars in thousands)
Segment net revenues from external customers	$688,036	$525,277	$149,585	$129,630	$1,492,528
Segment depreciation and amortization	65,580	23,419	3,848	3,649	96,496
Segment operating profit(1)	90,046	74,311	47,101	24,699	236,157
Segment assets	2,078,850	789,978	199,684	27,240	3,095,752
Segment expenditures for property, plant and equipment	23,203	11,843	804	5,565	41,415
Restructuring and other impairment charges	4,626	1,379	—	—	6,005
Intersegment revenues	137,499	67,199	1	464
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

The following tables present reconciliations of segment results to the Company’s consolidated income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes for the twelve months ended December 31, 2013,  2012 and , 2011:

Reconciliation of Segment Operating Profit to Income (Loss) from Continuing Operations Before Interest, Loss on Extinguishments of Debt and Taxes	Year Ended
	2013	2012	2011
	(Dollars in thousands)
Segment operating profit	$271,713	$237,458	$236,157
Goodwill impairment	—	(332,128)	—
Restructuring and other impairment charges	(38,452)	(3,037)	(6,005)
Net gain (loss) on sales of businesses and assets	—	332	(582)
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	$233,261	$(97,375)	$229,570

Reconciliation of Segment Assets to Consolidated Total Assets	Year Ended
	2013	2012	2011
	(Dollars in thousands)
Segment assets	$3,577,768	$3,211,466	$3,095,752
Corporate assets	620,811	514,258	767,231
Assets of businesses divested	—	—	53,218
Assets held for sale	10,428	7,963	7,902
Total assets	$4,209,007	$3,733,687	$3,924,103

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Segment Expenditures for Property, Plant and Equipment to Consolidated Total Expenditures for Property, Plant and Equipment	Year Ended
	2013	2012	2011
	(Dollars in thousands)
Segment expenditures for property, plant and equipment	$62,420	$58,042	$41,415
Corporate expenditures for property, plant and equipment	1,160	7,352	3,167
Total expenditures for property, plant and equipment	$63,580	$65,394	$44,582

Effective January 1, 2014, the Company realigned its operating segments.  The Vascular, Anesthesia/Respiratory and Surgical businesses, which previously comprised much of the Americas reporting segment, are now separate reporting segments. Additionally, the Company made changes to the allocation methodology of certain costs, including manufacturing variances and research and development costs, amongst the businesses to improve accountability. Because the change in segment reporting structure became effective in the first quarter of 2014, the segment information presented above does not reflect this change.

The following table provides total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2013,  2012 and  2011:

	Year Ended
	2013	2012	2011
	(Dollars in thousands)
Net revenues (based on business unit location):
United States	$844,884	$789,771	$762,957
Other Americas	57,656	53,665	55,228
Germany	133,598	123,355	128,072
Other Europe	438,567	393,627	403,274
All Other	221,566	190,591	142,997
	$1,696,271	$1,551,009	$1,492,528
Net property, plant and equipment:
United States	$203,985	$180,833	$159,042
Other Americas	12,350	12,828	12,492
Germany	12,135	12,197	8,549
Other Europe	61,891	58,843	53,775
All Other	35,539	33,244	18,054
	$325,900	$297,945	$251,912

Note 17 —Condensed consolidating guarantor financial information

In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income (loss) and comprehensive income (loss) and condensed consolidating statements of cash flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 and condensed consolidating balance sheets as of December 31, 2013 and December 31, 2012, each of which are set forth below, provide condensed consolidating information for:

a.	Parent Company, the issuer of the guaranteed obligations;
b.	Guarantor Subsidiaries, on a combined basis;
c.	Non-guarantor subsidiaries, on a combined basis; and
d.	Parent Company and its subsidiaries on a consolidating basis.

The same accounting policies as described in Note 1 to the consolidated financial statements are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidating financial information set forth

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below, with the exception that the Parent Company and Guarantor Subsidiaries use the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

Consolidating entries and eliminations in the following condensed consolidating financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the Guarantor Subsidiaries and the Non-guarantor subsidiaries, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

During 2013, we made two adjustments to the 2012 condensed consolidating balance sheet included within the guarantor financial information to correct 1) the presentation of intercompany payables, receivables and loans, which had been improperly netted; and 2) the classification and elimination of an intercompany investment, which had been improperly classified as a non-guarantor rather than a guarantor.

The following table illustrates the increase/(decrease) to the previously reported amounts as of December 31, 2012:

	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Accounts receivable, net	$-	$(763,757)	$(229,467)	$993,224	$-
Accounts receivable from consolidated subsidiaries	422,058	2,520,933	192,170	(3,135,161)	-
Investments in affiliates	-	87,855	-	(87,855)	-
Note receivable and other amounts due from consolidated subsidiaries	529,913	804,843	77	(1,334,833)	-
Other assets	-	(2,699,168)	(700,354)	3,399,522	-
Total assets	$951,971	$(49,294)	$(737,574)	$(165,103)	$-

Accounts payable	$(77,129)	$(829,286)	$(86,809)	$993,224	$-
Accounts payable to consolidated subsidiaries	2,563,602	512,145	59,414	(3,135,161)	-
Notes payable and other amounts due to consolidated subsidiaries	878,148	275,674	183,741	(1,337,563)	-
Other liabilities	(2,412,650)	(7,827)	(981,775)	3,402,252	-
Total liabilities	951,971	(49,294)	(825,429)	(77,248)	-

Total common shareholders’ equity	-	-	87,855	(87,855)	-
Total equity	-	-	87,855	(87,855)	-

Total liabilities and equity	$951,971	$(49,294)	$(737,574)	$(165,103)	$-

In addition, we adjusted the 2012 and 2011 condensed consolidating statement of cash flows included within the guarantor financial information to correctly present dividends received from subsidiaries as an operating activity.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables illustrate the increase/(decrease) to the previously reported amounts as of December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations	$1,077	$71,965	$25,861	$(98,903)	$-
Cash Flows from Financing Activities of Continuing Operations:
Intercompany transactions	(1,077)	(55,065)	56,142	-	-
Intercompany dividends paid	-	(16,900)	(82,003)	98,903	-
Cash Flows from Financing Activities of Continuing Operations	$(1,077)	$(71,965)	$(25,861)	$98,903	$-

	Year Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Cash Flows from Operating Activities of Continuing Operations	$1,450	$86,896	$15,278	$(103,624)	$-
Cash Flows from Financing Activities of Continuing Operations:
Intercompany transactions	(1,450)	(68,596)	70,046	-	-
Intercompany dividends paid		(18,300)	(85,324)	103,624	-
Cash Flows from Financing Activities of Continuing Operations	$(1,450)	$(86,896)	$(15,278)	$103,624	$-

The corrections had no impact on the consolidated financial information, but rather, resulted in reclassifications amongst the parent, guarantor subsidiaries, non-guarantor subsidiaries and eliminations as illustrated above.  We do not consider the errors to be material to the previously issued consolidated financial statements.  The Company will also revise the previously reported interim 2013 condensed consolidating statements of cash flows when presented in future filings.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2013
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net revenues	$-	$1,001,404	$963,184	$(268,317)	$1,696,271
Cost of goods sold	-	582,110	543,717	(268,501)	857,326
Gross profit	-	419,294	419,467	184	838,945
Selling, general and administrative expenses	39,176	284,960	178,358	(307)	502,187
Research and development expenses	-	55,694	9,351	-	65,045
Restructuring and other impairment charges	935	15,288	22,229	-	38,452
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(40,111)	63,352	209,529	491	233,261
Interest expense	134,879	(85,058)	7,084	-	56,905
Interest income	(15)	(5)	(604)	-	(624)
Loss on extinguishments of debt	1,250	-	-	-	1,250
Income (loss) from continuing operations before taxes	(176,225)	148,415	203,049	491	175,730
Taxes (benefit) on income (loss) from continuing operations	(63,857)	42,804	45,354	(754)	23,547
Equity in net income (loss) of consolidated subsidiaries	263,469	141,773	288	(405,530)	-
Income (loss) from continuing operations	151,101	247,384	157,983	(404,285)	152,183
Operating income (loss) from discontinued operations	(1,947)	-	(258)	-	(2,205)
Taxes (benefit) on income (loss) from discontinued operations	(1,727)	(170)	127	-	(1,770)
Income (loss) from discontinued operations	(220)	170	(385)	-	(435)
Net income (loss)	150,881	247,554	157,598	(404,285)	151,748
Less: Income from continuing operations attributable to noncontrolling interests	-	-	867	-	867
Net income (loss) attributable to common shareholders	150,881	247,554	156,731	(404,285)	150,881
Other comprehensive income attributable to common shareholders	21,193	1,960	5,442	(7,402)	21,193
Comprehensive income (loss) attributable to common shareholders	$172,074	$249,514	$162,173	$(411,687)	$172,074

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2012
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net revenues	$-	$950,888	$833,903	$(233,782)	$1,551,009
Cost of goods sold	-	552,726	482,881	(232,823)	802,784
Gross profit	-	398,162	351,022	(959)	748,225
Selling, general and administrative expenses	34,657	259,476	160,089	267	454,489
Research and development expenses	-	48,649	7,629	-	56,278
Goodwill impairment	-	331,779	349	-	332,128
Restructuring and other impairment charges	-	598	2,439	-	3,037
Net gain on sales of businesses and assets	(116,193)	(149,240)	(332)	265,433	(332)
Income (loss) from continuing operations before interest and taxes	81,536	(93,100)	180,848	(266,659)	(97,375)
Interest expense	143,653	(81,328)	7,240	-	69,565
Interest income	(372)	(23)	(1,176)	-	(1,571)
Income (loss) from continuing operations before taxes	(61,745)	(11,749)	174,784	(266,659)	(165,369)
Taxes (benefit) on income (loss) from continuing operations	(63,806)	45,068	35,670	(519)	16,413
Equity in net income (loss) of consolidated subsidiaries	(190,742)	124,918	-	65,824	-
Income (loss) from continuing operations	(188,681)	68,101	139,114	(200,316)	(181,782)
Operating income (loss) from discontinued operations	(2,647)	(9,179)	2,619	-	(9,207)
Taxes (benefit) on income (loss) from discontinued operations	(1,271)	(129)	(487)	-	(1,887)
Income (loss) from discontinued operations	(1,376)	(9,050)	3,106	-	(7,320)
Net income (loss)	(190,057)	59,051	142,220	(200,316)	(189,102)
Less: Income from continuing operations attributable to noncontrolling interests	-	-	955	-	955
Net income (loss) attributable to common shareholders	(190,057)	59,051	141,265	(200,316)	(190,057)
Other comprehensive income attributable to common shareholders	27,305	10,475	8,907	(19,382)	27,305
Comprehensive income (loss) attributable to common shareholders	$(162,752)	$69,526	$150,172	$(219,698)	$(162,752)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net revenues	$-	$923,000	$804,867	$(235,339)	$1,492,528
Cost of goods sold	-	552,606	467,711	(236,567)	783,750
Gross profit	-	370,394	337,156	1,228	708,778
Selling, general and administrative expenses	39,614	231,490	152,573	232	423,909
Research and development expenses	-	41,648	7,064	-	48,712
Restructuring and other impairment charges	11	4,615	1,379	-	6,005
Net loss on sales of businesses and assets	-	-	582	-	582
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(39,625)	92,641	175,558	996	229,570
Interest expense	138,460	(68,926)	783	-	70,317
Interest income	(384)	(67)	(809)	-	(1,260)
Loss on extinguishments of debt	15,413	-	-	-	15,413
Income (loss) from continuing operations before taxes	(193,114)	161,634	175,584	996	145,100
Taxes (benefit) on income (loss) from continuing operations	(73,608)	52,667	47,044	(325)	25,778
Equity in net income of consolidated subsidiaries	473,311	397,131	-	(870,442)	-
Income from continuing operations	353,805	506,098	128,540	(869,121)	119,322
Operating income (loss) from discontinued operations	(55,872)	40,287	308,268	-	292,683
Taxes (benefit) on income (loss) from discontinued operations	(25,396)	88,582	23,852	-	87,038
Income (loss) from discontinued operations	(30,476)	(48,295)	284,416	-	205,645
Net income	323,329	457,803	412,956	(869,121)	324,967
Less: Income from continuing operations attributable to noncontrolling interests	-	-	1,021	-	1,021
Income from discontinued operations attributable to noncontrolling interest	-	-	617	-	617
Net income attributable to common shareholders	323,329	457,803	411,318	(869,121)	323,329
Other comprehensive income (loss) attributable to common shareholders	(107,473)	(75,928)	(75,737)	151,665	(107,473)
Comprehensive income attributable to common shareholders	$215,856	$381,875	$335,581	$(717,456)	$215,856

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	Year Ended December 31, 2013
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$42,749	$14,500	$374,735	$-	$431,984
Accounts receivable, net	1,822	10,948	279,048	3,472	295,290
Accounts receivable from consolidated subsidiaries	42,865	2,623,314	214,469	(2,880,648)	-
Inventories, net	-	211,165	138,165	(15,709)	333,621
Prepaid expenses and other current assets	15,200	6,870	17,740	-	39,810
Prepaid taxes	27,487	-	9,017	-	36,504
Deferred tax assets	20,218	22,472	10,230	(3)	52,917
Assets held for sale	1,669	3,503	5,256	-	10,428
Total current assets	152,010	2,892,772	1,048,660	(2,892,888)	1,200,554
Property, plant and equipment, net	14,189	188,455	123,256	-	325,900
Goodwill	-	797,671	556,532	-	1,354,203
Intangibles assets, net	-	962,243	293,354	-	1,255,597
Investments in affiliates	5,489,676	1,478,429	21,382	(6,987,772)	1,715
Deferred tax assets	35,877	-	4,476	(39,410)	943
Notes receivable and other amounts due from consolidated subsidiaries	1,049,344	873,105	14,169	(1,936,618)	-
Other assets	24,574	7,447	38,074	-	70,095
Total assets	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$351,587	$-	$4,700	$-	$356,287
Accounts payable	2,194	45,802	23,971	-	71,967
Accounts payable to consolidated subsidiaries	2,644,296	147,957	88,395	(2,880,648)	-
Accrued expenses	15,569	21,120	38,179	-	74,868
Current portion of contingent consideration	-	4,131	-	-	4,131
Payroll and benefit-related liabilities	15,976	21,818	35,296	-	73,090
Accrued interest	8,720	-	5	-	8,725
Income taxes payable	-	-	23,821	-	23,821
Other current liabilities	9,646	7,517	5,072	(4)	22,231
Total current liabilities	3,047,988	248,345	219,439	(2,880,652)	635,120
Long-term borrowings	930,000	-	-	-	930,000
Deferred tax liabilities	-	496,228	57,896	(39,409)	514,715
Pension and other postretirement benefit liabilities	57,406	33,777	18,315	-	109,498
Noncurrent liability for uncertain tax positions	11,389	17,241	26,522	-	55,152
Notes payable and other amounts due to consolidated subsidiaries	785,476	957,451	197,173	(1,940,100)	-
Other liabilities	19,884	16,221	12,401	-	48,506
Total liabilities	4,852,143	1,769,263	531,746	(4,860,161)	2,292,991
Total common shareholders' equity	1,913,527	5,430,859	1,565,668	(6,996,527)	1,913,527
Noncontrolling interest	-	-	2,489	-	2,489
Total equity	1,913,527	5,430,859	1,568,157	(6,996,527)	1,916,016
Total liabilities and equity	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	Year Ended December 31, 2012
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$70,860	$1,989	$264,190	$-	$337,039
Accounts receivable, net	2,147	10,523	282,142	3,164	297,976
Accounts receivable from consolidated subsidiaries	422,058	2,520,933	192,170	(3,135,161)	-
Inventories, net	-	202,748	136,492	(15,893)	323,347
Prepaid expenses and other current assets	7,769	5,294	15,649	-	28,712
Prepaid taxes	11,079	-	19,217	(3,136)	27,160
Deferred tax assets	13,987	30,201	7,882	(1,045)	51,025
Assets held for sale	-	2,738	5,225	-	7,963
Total current assets	527,900	2,774,426	922,967	(3,152,071)	1,073,222
Property, plant and equipment, net	7,258	168,451	122,236	-	297,945
Goodwill	-	694,070	544,382	-	1,238,452
Intangibles assets, net	-	782,631	276,161	-	1,058,792
Investments in affiliates	5,226,567	1,369,056	21,379	(6,614,936)	2,066
Deferred tax assets	59,644	-	4,248	(62,545)	1,347
Notes receivable and other amounts due from consolidated subsidiaries	529,913	804,843	77	(1,334,833)	-
Other assets	33,937	8,096	19,830	-	61,863
Total assets	$6,385,219	$6,601,573	$1,911,280	$(11,164,385)	$3,733,687

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$-	$-	$4,700	$-	$4,700
Accounts payable	3,366	44,468	27,331	-	75,165
Accounts payable to consolidated subsidiaries	2,563,602	512,145	59,414	(3,135,161)	-
Accrued expenses	11,338	20,471	33,255	-	65,064
Current portion of contingent consideration	-	21,115	2,578	-	23,693
Payroll and benefit-related liabilities	24,633	19,799	30,154	-	74,586
Accrued interest	9,413	-	5	-	9,418
Income taxes payable	-	1,322	18,709	(3,136)	16,895
Other current liabilities	598	704	5,522	(1,045)	5,779
Total current liabilities	2,612,950	620,024	181,668	(3,139,342)	275,300
Long-term borrowings	965,280	-	-	-	965,280
Deferred tax liabilities	-	426,754	54,664	(62,544)	418,874
Pension and other postretirement benefit liabilities	114,257	37,269	19,420	-	170,946
Noncurrent liability for uncertain tax positions	13,131	22,127	26,721	-	61,979
Notes payable and other amounts due to consolidated subs	878,148	275,674	183,741	(1,337,563)	-
Other liabilities	22,503	27,720	9,548	-	59,771
Total liabilities	4,606,269	1,409,568	475,762	(4,539,449)	1,952,150
Total common shareholders' equity	1,778,950	5,192,005	1,432,931	(6,624,936)	1,778,950
Noncontrolling interest	-	-	2,587	-	2,587
Total equity	1,778,950	5,192,005	1,435,518	(6,624,936)	1,781,537
Total liabilities and equity	$6,385,219	$6,601,573	$1,911,280	$(11,164,385)	$3,733,687

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(132,459)	$205,954	$304,278	$(147,902)	$229,871
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(1,553)	(47,633)	(14,394)	-	(63,580)
Payments for businesses and intangibles acquired, net of cash acquired	-	(250,912)	(58,096)	-	(309,008)
Investments in affiliates	(50)	-	-	-	(50)
Net cash used in investing activities from continuing operations	(1,603)	(298,545)	(72,490)	-	(372,638)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from new borrowings	680,000	-	-	-	680,000
Repayment of long-term borrowings	(375,000)	-	-	-	(375,000)
Debt issuance and amendment fees	(6,400)	-	-	-	(6,400)
Proceeds from stock compensation plans	7,609	-	-	-	7,609
Dividends	(55,917)	-	-	-	(55,917)
Payments to minority interest shareholders	-	-	(736)	-	(736)
Payments for contingent consideration	-	(14,802)	(2,156)	-	(16,958)
Intercompany transactions	(141,614)	137,304	4,310	-	-
Intercompany dividends paid	-	(17,400)	(130,502)	147,902	-
Net cash provided by (used in) financing activities from continuing operations	108,678	105,102	(129,084)	147,902	232,598
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(2,727)	-	(600)	-	(3,327)
Net cash used in discontinued operations	(2,727)	-	(600)	-	(3,327)
Effect of exchange rate changes on cash and cash equivalents	-	-	8,441	-	8,441
Net (decrease) increase in cash and cash equivalents	(28,111)	12,511	110,545	-	94,945
Cash and cash equivalents at the beginning of the period	70,860	1,989	264,190	-	337,039
Cash and cash equivalents at the end of the period	$42,749	$14,500	$374,735	$-	$431,984

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(178,782)	$310,736	$160,802	$(98,903)	$193,853
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(7,352)	(39,118)	(18,924)	-	(65,394)
Proceeds from sales of businesses and assets, net of cash sold	4,301	45,204	17,155	-	66,660
Payments for businesses and intangibles acquired, net of cash acquired	-	(105,195)	(264,249)	-	(369,444)
Investments in affiliates	(80)	-	-	-	(80)
Net cash used in investing activities from continuing operations	(3,131)	(99,109)	(266,018)	-	(368,258)
Cash Flows from Financing Activities of Continuing Operations:
Decrease in notes payable and current borrowings	-	(421)	(285)	-	(706)
Proceeds from stock compensation plans	9,003	-	-	-	9,003
Dividends	(55,589)	-	-	-	(55,589)
Payments for contingent consideration	-	(16,289)	(1,307)	-	(17,596)
Intercompany transactions	196,850	(177,900)	(18,950)	-	-
Intercompany dividends paid	-	(16,900)	(82,003)	98,903	-
Net cash provided by (used in) financing activities from continuing operations	150,264	(211,510)	(102,545)	98,903	(64,888)
Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(12,022)	4,223	-	-	(7,799)
Net cash used in investing activities	-	(2,351)	-	-	(2,351)
Net cash (used in) provided by discontinued operations	(12,022)	1,872	-	-	(10,150)
Effect of exchange rate changes on cash and cash equivalents	-	-	2,394	-	2,394
Net (decrease) increase in cash and cash equivalents	(43,671)	1,989	(205,367)	-	(247,049)
Cash and cash equivalents at the beginning of the period	114,531	-	469,557	-	584,088
Cash and cash equivalents at the end of the period	$70,860	$1,989	$264,190	$-	$337,039

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(107,279)	$234,145	$71,115	$(103,624)	$94,357
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(3,167)	(25,840)	(15,575)	-	(44,582)
Payments for businesses and intangibles acquired, net of cash acquired	-	(24,623)	-	-	(24,623)
Proceeds from sales of businesses and assets, net of cash sold	-	58,986	317,039	-	376,025
Investments in affiliates	(150)	-	-	-	(150)
Net cash (used in) provided by investing activities from continuing operations	(3,317)	8,523	301,464	-	306,670
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	515,000	-	-	-	515,000
Repayment of long-term borrowings	(455,800)	-	-	-	(455,800)
Debt extinguishment, issuance and amendment fees	(18,518)	-	-	-	(18,518)
Decrease (increase) in notes payable and current borrowings	(25,000)	-	286	-	(24,714)
Proceeds from stock compensation plans	34,009	-	-	-	34,009
Dividends	(55,136)	-	-	-	(55,136)
Payments for contingent consideration	-	(5,947)	-	-	(5,947)
Intercompany transactions	220,302	(227,222)	6,920	-	-
Intercompany dividends paid	-	(18,300)	(85,324)	103,624	-
Net cash provided by (used in) financing activities from continuing operations	214,857	(251,469)	(78,118)	103,624	(11,106)
Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(12,359)	9,306	3,174	-	121
Net cash used in investing activities	(3)	(505)	(2,367)	-	(2,875)
Net cash (used in) provided by discontinued operations	(12,362)	8,801	807	-	(2,754)
Effect of exchange rate changes on cash and cash equivalents	-	-	(11,531)	-	(11,531)
Net increase in cash and cash equivalents	91,899	-	283,737	-	375,636
Cash and cash equivalents at the beginning of the period	22,632	-	185,820	-	208,452
Cash and cash equivalents at the end of the period	$114,531	$-	$469,557	$-	$584,088

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Divestiture-related activities

Assets Held for Sale

The table below provides information regarding assets held for sale at December 31, 2013 and 2012. At December 31, 2013, these assets consisted of four buildings and other assets, which the Company is actively marketing.

	2013	2012
Assets held for sale:	(Dollars in thousands)
Property, plant and equipment	$10,428	$7,963
Total assets held for sale	$10,428	$7,963

Discontinued Operations

The Company has recorded $2.2 million, $2.7 million and $17.1 million of expense during 2013, 2012 and 2011, respectively, associated with retained liabilities related to businesses that have been divested. Of the $17.1 million recorded in 2011, $7.5 million was associated with recall costs related to defective products, which was a subject of pending litigation related to the Company’s former Commercial Segment. During the third quarter 2011, the Company settled the litigation as it related to the recall costs and, as part of the settlement, paid $7.6 million in September 2011.

On August 26, 2012, the Company completed the sale of the orthopedic business of its OEM Segment to Tecomet for $45.2 million in cash and realized a loss of $39 thousand, net of tax, from the sale of the business.

On December 2, 2011, the Company completed the sale of its business units that design, engineer and manufacture air cargo systems and air cargo containers and pallets to a subsidiary of AAR CORP. for $280.0 million in cash and realized a gain of $126.8 million, net of tax, from the sale. In 2012, the Company received an additional $16.8 million in proceeds as a working capital adjustment pursuant to the terms of the agreement related to the sale of the business, which resulted in recognition of an additional gain on sale of $2.2 million, net of tax. These business units represented the sole remaining businesses in the Company’s former Aerospace Segment.

On March 22, 2011, the Company completed the sale of its marine business to an affiliate of H.I.G. Capital, LLC for consideration of $123.1 million (consisting of $103.1 million in cash, plus a subordinated promissory note in the amount of $4.5 million and the assumption by the buyer of approximately $15.5 million in liabilities related to the marine business). Net assets transferred to the buyer in the sale included $1.5 million of cash, resulting in net cash proceeds to the Company of $101.6 million. The Company realized a gain of $57.3 million, net of tax benefits, from the sale of the business. The gain reflected the net effect of accumulated losses from pension and postretirement obligations realized by the Company of approximately $8.4 million and cumulative translation gains realized by the Company of approximately $33.4 million, resulting in a net change of approximately $25.0 million in accumulated other comprehensive income. In 2012, the $4.5 million subordinated promissory note plus related accrued interest of $0.7 million was paid by the buyer. The marine business consisted of the Company’s businesses that were engaged in the design, manufacture and distribution of steering and throttle controls and engine and drive assemblies for the recreational marine market, heaters for commercial vehicles and burner units for military field feeding appliances. The marine business represented the sole remaining business in the Company’s former Commercial Segment.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of the Company’s discontinued operations for the years 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(Dollars in thousands)
Net revenues	$—	$16,616	$277,972
Costs and other expenses	2,205	18,328	255,919
Goodwill impairment(1)	—	9,700	—
Gain on disposition(2)	—	2,205	270,630
Income (loss) from discontinued operations before income taxes	(2,205)	(9,207)	292,683
Taxes (benefit) on income (loss) from discontinued operations	(1,770)	(1,887)	87,038
Income (loss) from discontinued operations	(435)	(7,320)	205,645
Less: Income from discontinued operations attributable to noncontrolling interest	—	—	617
Income (loss) from discontinued operations attributable to common shareholders	$(435)	$(7,320)	$205,028
(1)	During 2012, the Company recognized a non-cash goodwill impairment charge of $9.7 million to adjust the carrying value of the orthopedic business to its estimated fair value.
(2)

The $2.2 million pre-tax gain on disposition during 2012 primarily reflects the gain recognized on the working capital adjustment related to the sale of the cargo systems and cargo container businesses.

QUARTERLY DATA (UNAUDITED)

	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share)
2013:
Net revenues	$411,877	$420,059	$413,796	$450,539
Gross profit	200,520	209,490	203,992	224,943
Income from continuing operations before interest, loss on extinguishment of debt and taxes	49,404	63,751	66,042	54,064
Income from continuing operations	27,701	43,401	45,779	35,302
Income (loss) from discontinued operations	(462)	(766)	1,029	(236)
Net income	27,239	42,635	46,808	35,066
Less: Income from continuing operations attributable to noncontrolling interest	201	194	234	238
Net income attributable to common shareholders	27,038	42,441	46,574	34,828
Earnings per share available to common shareholders — basic(3):
Income from continuing operations	$0.67	$1.05	$1.11	$0.85
Income (loss) from discontinued operations	(0.01)	(0.02)	0.02	—
Net income	$0.66	$1.03	$1.13	$0.85
Earnings per share available to common shareholders — diluted(3):
Income from continuing operations	$0.64	$0.99	$1.05	$0.78
Income (loss) from discontinued operations	(0.01)	(0.01)	0.03	(0.01)
Net income	$0.63	$0.98	$1.08	$0.77
2012(1):
Net revenues	$380,567	$383,332	$368,054	$419,056
Gross profit	184,114	184,364	180,567	199,180
Income (loss) from continuing operations before interest and taxes	(270,378)	64,722	49,841	58,440
Income (loss) from continuing operations	(284,113)	47,266	24,451	30,614
Income (loss) from discontinued operations	605	(4,367)	(2,521)	(1,037)
Net income (loss)	(283,508)	42,899	21,930	29,577
Less: Income from continuing operations attributable to noncontrolling interest	227	286	188	254
Net income (loss) attributable to common shareholders	(283,735)	42,613	21,742	29,323
Earnings per share available to common shareholders — basic(3):
Income (loss) from continuing operations	$(6.97)	$1.15	$0.59	$0.74
Income (loss) from discontinued operations	0.01	(0.11)	(0.06)	(0.02)
Net income (loss)	$(6.96)	$1.04	$0.53	$0.72
Earnings per share available to common shareholders — diluted(3):
Income (loss) from continuing operations	$(6.97)	$1.14	$0.58	$0.72
Income (loss) from discontinued operations	0.01	(0.10)	(0.06)	(0.02)
Net income (loss)	$(6.96)	$1.04	$0.52	$0.70
(1)	Amounts reflect the retrospective impact of reporting the orthopedic business as discontinued operations. See Note 18 to the consolidated financial statements.
(2)	Amounts for the first quarter 2012 include a pretax goodwill impairment charge of $332.1 million, or $315.1 million net of tax. See Note 7 to the consolidated financial statements.
(3)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

58

TELEFLEX INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Dispositions	Additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2013	$7,818	$—	$4,414	$(1,446)	$(64)	$10,722
December 31, 2012	$6,452	$—	$1,730	$(483)	$119	$7,818
December 31, 2011	$4,138	$(497)	$3,245	$(884)	$450	$6,452

INVENTORY RESERVE

	Balance at Beginning of Year	Dispositions	Additions Charged to Income	Inventory Write-offs	Translation and Other	Balance at End of Year
December 31, 2013
Raw material	$9,394	$—	$1,931	$(5,774)	$136	$5,687
Work-in-process	1,646	—	855	(340)	(432)	1,729
Finished goods	20,663	—	11,440	(11,663)	4,517	24,957
	$31,703	$—	$14,226	$(17,777)	$4,221	$32,373
December 31, 2012
Raw material	$9,095	$(504)	$5,206	$(4,346)	$(57)	$9,394
Work-in-process	2,742	—	1,107	(2,204)	1	1,646
Finished goods	21,082	—	13,175	(12,183)	(1,411)	20,663
	$32,919	$(504)	$19,488	$(18,733)	$(1,467)	$31,703
December 31, 2011
Raw material	$15,717	$(5,064)	$877	$(715)	$(1,720)	$9,095
Work-in-process	5,908	(478)	382	(355)	(2,715)	2,742
Finished goods	16,659	(2,399)	15,604	(14,426)	5,644	21,082
	$38,284	$(7,941)	$16,863	$(15,496)	$1,209	$32,919

DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2013	$69,527	$21,118	$(1,553)	$(2,582)	$86,510
December 31, 2012	$66,305	$6,103	$(4,888)	$2,007	$69,527
December 31, 2011	$49,522	$26,743	$(2,206)	$(7,754)	$66,305

59

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description
*3.1.1	—	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985.
*3.1.2	—	Amendment to Article Thirteenth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987.
*3.1.3	—	Amendment to the first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated by reference to Proposal 2 of the Company’s Proxy Statement filed on March 29, 2007.
*3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 7, 2009).
*4.1.1	—

Indenture, dated August 2, 2010, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-3 (Registration No. 333-168464) filed on August 2, 2010).

*4.1.2	—

First Supplemental Indenture, dated August 9, 2010, between the Company and Wells Fargo Bank, N.A., as trustee, relating to the Company’s 3.875% Convertible Subordinated Debentures due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 9, 2010).

*4.1.3	—	Form of 3.875% Convertible Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit A in Exhibit 4.2 to the Company’s Form 8-K filed on August 9, 2010).
*4.1.4	—

Second Supplemental Indenture, dated June 13, 2011, between the Company and Wells Fargo Bank, N.A., as trustee, relating to the Company’s 6.875% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 13, 2011).

*4.1.5	—	Form of 6.875% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit A in Exhibit 4.2 to the Company’s Form 8-K filed on June 13, 2011).
4.1.6	—

Third Supplemental Indenture, dated October 28, 2013, among the Company, the Guaranteeing Subsidiaries party thereto and Wells Fargo Bank, N.A., as trustee, relating to the Company’s 6.875% Senior Subordinated Notes due 2019.

*10.1.1	—	Teleflex Incorporated Retirement Income Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 25, 2010).
*10.1.2	—	First Amendment to the Teleflex Incorporated Retirement Income Plan, effective as of March 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 24, 2012).
*10.1.3	—	Second Amendment to the Teleflex Incorporated Retirement Income Plan, dated as of December 26, 2012 (incorporated by reference to Exhibit 10.1.3 to the Company’s Form 10-K filed on February 22, 2013).
+*10.2	—	Amended and Restated Teleflex Incorporated Deferred Compensation Plan, dated December 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 22, 2013).
*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on February 25, 2010).
*10.3.2	—	First Amendment to Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on February 25, 2011).
*10.3.3	—

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

Exhibit No.		Description
*10.3.5	—	Fourth Amendment to Amended and Restated Teleflex 401(k) Savings Plan, dated August 30, 2012 (incorporated by reference to Exhibit 10.3.5 to the Company’s Form 10-K filed on February 22, 2013).
*10.3.6	—	Fifth Amendment to Amended and Restated Teleflex 401(k) Savings Plan, dated December 26, 2012 (incorporated by reference to Exhibit 10.3.6 to the Company’s Form 10-K filed on February 22, 2013).
10.3.7		Special Amendment to the Teleflex 401(k) Savings Plan, dated September 19, 2013.
10.3.8		Special Amendment to the Teleflex 401(k) Savings Plan, dated December 12, 2013.
10.3.9		Sixth Amendment to the Teleflex 401(k) Savings Plan, dated December 13, 2013.
+*10.4.1	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
+*10.4.2	—	Amendment dated March 28, 2012, to 2000 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2012).
+*10.5.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
+*10.5.2	—	Amendment dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
10.5.3	—	Form of Stock Option Agreement for stock options granted on or after January 1, 2013 under the Company’s 2008 Stock Incentive Plan.
10.5.4	—	Form of Restricted Stock Award Agreement for restricted awards granted on or after January 1, 2013 under the Company’s 2008 Stock Incentive Plan.
10.5.5	—	Restricted Stock Award Agreement between the Company and Benson F. Smith for restricted stock award granted on March 14, 2013.
+*10.6	—

Teleflex Incorporated 2011 Executive Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed on March 25, 2011).

+*10.7.1	—	Executive Change In Control Agreement, dated June 21, 2005, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-Q filed on July 27, 2005).
+*10.7.2	—

First Amendment to Executive Change In Control Agreement, effective as of January 1, 2009, between the Company and Laurence G. Miller (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on February 25, 2009).

+*10.8	—

Executive Change In Control Agreement, dated December 15, 2011, between the Company and Benson F. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2011).

+*10.9	—	Executive Change In Control Agreement, dated July 30, 2012, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 31, 2012).
+*10.10	—

Senior Executive Officer Severance Agreement, dated March 25, 2011, between the Company and Benson F. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 26, 2011).

+*10.11	—

Senior Executive Officer Severance Agreement, dated July 30, 2012, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on February 22, 2013).

+*10.12	—

Executive Employment Agreement, dated July 30, 2012, between Teleflex Medical Europe Limited and Liam Kelly (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2012).

+*10.13	—

Senior Executive Officer Severance Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 30, 2013).

+*10.14	—	Executive Change In Control Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on April 30, 2013).

Exhibit No.		Description
+10.15	—	Transition and Post-Employment Benefits Agreement, dated October 31, 2013, between the Company and Laurence G. Miller.
*10.16	—

Credit Agreement, dated July 16, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2013).

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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.
+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.