Form 10-Q
period 2014-03-30
TELEFLEX INC
filed 2014-04-30
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission file number 1-5353

TELEFLEX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	23-1147939
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

550 E. Swedesford Rd. Suite 400 Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 225-6800

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

The registrant had 41,367,388 shares of common stock, $1.00 par value, outstanding as of April 21, 2014.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars and shares in thousands, except per share)
Net revenues	$438,546	$411,877
Cost of goods sold	217,387	211,357
Gross profit	221,159	200,520
Selling, general and administrative expenses	140,297	126,950
Research and development expenses	14,062	15,007
Restructuring and other impairment charges	7,780	9,159
Income from continuing operations before interest and taxes	59,020	49,404
Interest expense	15,404	14,193
Interest income	(187)	(157)
Income from continuing operations before taxes	43,803	35,368
Taxes on income from continuing operations	8,534	7,667
Income from continuing operations	35,269	27,701
Operating loss from discontinued operations	(25)	(758)
Taxes (benefit) on loss from discontinued operations	100	(296)
Loss from discontinued operations	(125)	(462)
Net income	35,144	27,239
Less: Income from continuing operations attributable to noncontrolling interest	186	201
Net income attributable to common shareholders	$34,958	$27,038

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.85	$0.67
Loss from discontinued operations	—	(0.01)
Net income	$0.85	$0.66

Diluted:
Income from continuing operations	$0.77	$0.64
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.76	$0.63

Dividends per share	$0.34	$0.34

Weighted average common shares outstanding
Basic	41,262	41,014
Diluted	45,749	43,047

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$35,083	$27,500
Loss from discontinued operations, net of tax	(125)	(462)
Net income	$34,958	$27,038

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in thousands)
Net income	$35,144	$27,239
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax $3,189 and $(5,815)	4,117	(26,705)
Pension and other postretirement benefit plans adjustment, net of tax of $503 and $504	624	1,090
Derivatives qualifying as hedges, net of tax $40 and $104	70	180
Other comprehensive income (loss), net of tax:	4,811	(25,435)

Comprehensive income	39,955	1,804
Less: comprehensive income attributable to non-controlling interest	252	242
Comprehensive income attributable to common shareholders	$39,703	$1,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$421,649	$431,984
Accounts receivable, net	295,514	295,290
Inventories, net	349,745	333,621
Prepaid expenses and other current assets	47,543	39,810
Prepaid taxes	42,470	36,504
Deferred tax assets	51,983	52,917
Assets held for sale	11,714	10,428
Total current assets	1,220,618	1,200,554
Property, plant and equipment, net	328,679	325,900
Goodwill	1,372,058	1,354,203
Intangible assets, net	1,250,533	1,255,597
Investments in affiliates	1,513	1,715
Deferred tax assets	944	943
Other assets	67,789	70,095
	$4,242,134	$4,209,007

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$359,261	$356,287
Accounts payable	71,094	71,967
Accrued expenses	79,455	74,868
Current portion of contingent consideration	1,658	4,131
Payroll and benefit-related liabilities	60,185	73,090
Accrued interest	9,066	8,725
Income taxes payable	27,451	23,821
Other current liabilities	23,637	22,231
Total current liabilities	631,807	635,120
Long-term borrowings	930,000	930,000
Deferred tax liabilities	523,445	514,715
Pension and postretirement benefit liabilities	106,092	109,498
Noncurrent liability for uncertain tax provisions	55,956	55,152
Other liabilities	49,607	48,506
Total liabilities	2,296,907	2,292,991
Commitments and contingencies
Total common shareholders' equity	1,942,486	1,913,527
Noncontrolling interest	2,741	2,489
Total equity	1,945,227	1,916,016
Total liabilities and equity	$4,242,134	$4,209,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations
Net income	$35,144	$27,239
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	125	462
Depreciation expense	11,580	10,153
Amortization expense of intangible assets	16,019	12,438
Amortization expense of deferred financing costs and debt discount	3,814	3,750
Changes in contingent consideration	(2,371)	(1,193)
Stock-based compensation	3,074	2,791
Deferred income taxes, net	3,515	(353)
Other	(3,105)	(7,415)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	5,966	(16,420)
Inventories	(7,473)	(13,693)
Prepaid expenses and other current assets	(6,027)	(435)
Accounts payable and accrued expenses	(24,447)	(13,199)
Income taxes receivable and payable, net	(2,214)	1,139
Net cash provided by operating activities from continuing operations	33,600	5,264

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(12,109)	(15,635)
Proceeds from sale of assets and investments	1,669	—
Payments for businesses and intangibles acquired, net of cash acquired	(28,991)	1,500
Investment in affiliates	(60)	—
Net cash used in investing activities from continuing operations	(39,491)	(14,135)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds and tax benefits from share based compensation plans	8,641	5,155
Debt extinguishment, issuance and amendment fees	(90)	—
Payments for contingent consideration	—	(7,179)
Dividends	(14,051)	(13,964)
Net cash used in financing activities from continuing operations	(5,500)	(15,988)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,167)	(629)
Net cash used in discontinued operations	(1,167)	(629)

Effect of exchange rate changes on cash and cash equivalents	2,223	(4,997)
Net decrease in cash and cash equivalents	(10,335)	(30,485)
Cash and cash equivalents at the beginning of the period	431,984	337,039
Cash and cash equivalents at the end of the period	$421,649	$306,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Earnings	Income (Loss)	Shares	Dollars	Interest	Equity
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2012	43,102	$43,102	$394,384	$1,601,460	$(132,048)	2,130	$(127,948)	$2,587	$1,781,537
Net income				27,038				201	27,239
Cash dividends ($0.34 per share)				(13,964)					(13,964)
Other comprehensive loss					(25,476)			41	(25,435)
Shares issued under compensation plans	79	79	3,173			(49)	2,402		5,654
Deferred compensation			(9)			(1)	55		46
Balance at March 31, 2013	43,181	$43,181	$397,548	$1,614,534	$(157,524)	2,080	$(125,491)	$2,829	$1,775,077

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Earnings	Income (Loss)	Shares	Dollars	Interest	Equity
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2013	43,243	$43,243	$409,338	$1,696,424	$(110,855)	2,064	$(124,623)	$2,489	$1,916,016
Net income				34,958				186	35,144
Cash dividends ($0.34 per share)				(14,051)					(14,051)
Other comprehensive loss					4,745			66	4,811
Shares issued under compensation plans	114	114	641			(68)	2,471		3,226
Deferred compensation						(2)	81		81
Balance at March 30, 2014	43,357	$43,357	$409,979	$1,717,331	$(106,110)	1,994	$(122,071)	$2,741	$1,945,227

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

In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, our quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In June 2013, the Company revised its condensed consolidated statement of cash flows to reflect contingent consideration payments related to businesses acquired as a cash outflow from financing activities of continuing operations, thereby correcting a presentation error in previous filings. Prior to June 2013, these payments were reflected as a cash outflow from investing activities of continuing operations. Additionally, the Company has revised the condensed consolidated statements of cash flows, as well as the condensed consolidating statements of cash flows included in Note 15, for the three months ended March 31, 2013 to reclassify $7.2 million as cash outflow from financing activities to reflect this correction. The reclassifications resulting from the change were not considered material to any previously issued financial statements. The Company made certain additional revisions to the prior year condensed consolidating statements of cash flows included in the condensed consolidated guarantor financial information set forth in Note 15 to correct errors identified in the fourth quarter 2013.

Effective January 1, 2014, the Company realigned its operating segments due to changes in the Company’s internal financial reporting structure. See Note 14 for additional information on the Company’s new reporting structure.

As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

Note 2 — New accounting standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date or, in some cases where early adoption is permitted, in advance of the specified effective date. The Company has assessed the recently issued standards that are not yet effective and believes these standards will not have a material impact on the Company’s results of operations, cash flows or financial position.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 — Acquisitions

On February 3, 2014, the Company acquired Mayo Healthcare Pty Limited, (“Mayo” or “Mayo Healthcare”), a distributor of medical devices and supplies primarily in the Australian market. The total fair value of consideration for the Mayo acquisition was $28.5 million, which includes the initial payments of $29.0 million in cash, partially offset by a $0.5 million favorable working capital adjustment. Transaction expenses associated with the acquisition, which are included in selling, general and administrative expenses on the condensed consolidated statements of income, were $0.3 million for the three months ended March 30, 2014. The results of operations of the Mayo business are included in the condensed consolidated statements of income from the acquisition date. For the three months ended March 30, 2014, the Company recorded revenue and income from continuing operations before taxes of $4.1 million and $0.6 million, respectively, related to the Mayo business. Pro forma information is not presented as the Mayo operations are not significant to the overall operations of the Company.

The following table presents the preliminary fair value determination of the assets acquired and liabilities assumed in the Mayo acquisition.

(Dollars in thousands)
Assets
Current assets	$24,287
Property, plant and equipment	306
Customer lists intangible asset	9,335
Goodwill	15,986
Total assets acquired	49,914
Liabilities
Current liabilities	18,595
Deferred tax liabilities	2,800
Liabilities assumed	21,395
Net assets acquired	$28,519

The Company is continuing to evaluate the Mayo acquisition. Further adjustments to the fair value determination may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed, primarily with respect to deferred tax assets and liabilities and goodwill.

Among the acquired assets, customer lists have a useful life of 10 years. The goodwill resulting from the acquisition primarily reflects the expected synergies of integrating the acquired business. Goodwill and the step-up in basis of the intangible assets in connection with stock acquisitions such as the Mayo acquisition are not deductible for tax purposes.

The Company made the following acquisitions during 2013, all of which were accounted for as business combinations:

•

On December 2, 2013, the Company acquired Vidacare Corporation, (“Vidacare”), a provider of intraosseous, or inside the bone, access devices. This acquisition complements the Company’s vascular access and specialty product portfolios.

•

On June 11, 2013, the Company acquired the assets of Ultimate Medical Pty. Ltd. and its affiliates (“Ultimate”), a supplier of airway management devices and related products. This acquisition complements the Company’s anesthesia product portfolio.

•

On June 6, 2013, the Company acquired Eon Surgical, Ltd. (“Eon”), a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance a surgeon’s ability to perform scarless surgery while producing better patient outcomes. This technology complements the Company’s surgical product portfolio.

The total fair value of consideration for the 2013 acquisitions is estimated at $307.0 million. The results of operations of the acquired businesses and assets are included in the consolidated statements of income from their respective acquisition dates. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 — Restructuring and other impairment charges

2014 European Restructuring Plan

On February 27, 2014, the Company committed to a restructuring plan (the “2014 European Restructuring Plan”), which impacts certain administrative functions in Europe and will involve the consolidation of operations and a related reduction in workforce at certain of the Company’s European facilities. The plan was developed to further enhance the Company’s  competitive position.

The Company estimates that it will record pre-tax charges of approximately $9.0 million in connection with implementing the 2014 European Restructuring Plan. Substantially all of these charges are expected to involve employee termination benefits and will result in future cash outlays. The Company incurred $8.3 million in charges related to termination benefits in the three month period ended March 30, 2014. As of March 30, 2014, the Company had a reserve of $6.6 million in connection with this project.  The Company expects to complete this program in 2014.

  As the program progresses, management will reevaluate the estimated costs set forth above, and may revise its estimates and the accounting charges relating thereto, as appropriate, consistent with generally accepted accounting principles.

LMA Restructuring Program

In connection with the acquisition of substantially all of the assets of LMA International N.V. (the “LMA business”) in 2012, the Company formulated a plan related to the integration of the LMA business and the Company’s other businesses. The integration plan focuses on the closure of the LMA business’ corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia.

A reconciliation of the changes in accrued liabilities associated with the LMA restructuring program from December 31, 2013 through March 30, 2014 is set forth in the following table:

	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Restructuring Costs	Total
	(Dollars in thousands)
Balance at December 31, 2013	$552	$427	$3,686	$16	$4,681
Subsequent accruals	—	42	(472)	—	(430)
Cash payments	(276)	(81)	(144)	—	(501)
Foreign currency translation	(1)	—	(3)	—	(4)
Balance at March 30, 2014	$275	$388	$3,067	$16	$3,746

During the three months ended March 30, 2014, the Company reversed approximately $0.5 million in contract termination costs related to a cancelled distributor agreement.

Aside from nominal facility closure costs anticipated in 2014, the Company does not expect to incur additional costs associated with this program. The Company expects to complete the program in 2014.

2013 Restructuring Charges

In 2013, the Company initiated programs to consolidate manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company estimates that it will incur an aggregate of up to $11.0 million in restructuring and other impairment charges over the term of these restructuring programs, of which $10.4 million was incurred through March 30, 2014. These programs entail costs related to reductions in force, contract termination costs and charges related to post-closing obligations associated with its acquired businesses. As of March 30, 2014, the Company has a reserve of $1.8 million in connection with these programs. The Company expects to complete this program in 2015.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012 Restructuring Charges

In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse; and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. These projects entail costs related to reductions in force, contract terminations related distributor agreements and leases, and facility closure and other costs. As of March 30, 2014, the Company has a reserve of $0.7 million in connection with these projects. The Company expects to complete this program in 2015.

  Impairment Charges

In the first quarter 2013, the Company recorded a $4.5 million in-process research and development (IPR&D) charge pertaining to a research and development project associated with the acquisition of the assets of Axiom Technology Partners LLP because technological feasibility had not yet been achieved and the Company determined that the subject technology had no future alternative use.

There were no impairment charges recorded for the three months ended March 30, 2014.

The restructuring and other impairment charges recognized for the three months ended March 30, 2014 and March 31, 2013 consisted of the following:

Three Months Ended March 30, 2014

(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination	Other	Total
LMA restructuring program	$—	$42	$(472)	$—	$(430)
2014 European restructuring plan	8,318	—	—	—	8,318
2013 Restructuring charges	168	—	—	—	168
2012 Restructuring charges	(610)	320	—	—	(290)
2011 Restructuring plan	—	14	—	—	14
Total restructuring and other impairment charges	$7,876	$376	$(472)	$—	$7,780

Three Months Ended March 31, 2013

(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination	Other	Total
LMA restructuring program	$2,024	$81	$442	$108	$2,655
2013 Restructuring charges	421	—	—	59	480
2012 Restructuring charges	1,450	—	—	—	1,450
2007 Arrow integration program	—	80	—	—	80
	3,895	161	442	167	4,665
Impairment charges	—	—	—	4,494	4,494
Total restructuring and other impairment charges	$3,895	$161	$442	$4,661	$9,159

Termination benefits include employee severance and retention for terminated employees.

Facility closure costs include general operating costs incurred subsequent to production shut-down as well as equipment relocation and other associated costs.

Contract termination costs include costs associated with terminating existing leases and distributor agreements.

Other costs include legal, outplacement and employee relocation costs and other employee-related costs.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the first quarter 2014, the Company changed its reporting structure to six reportable segments: Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA, Asia and OEM. See Note 14 for additional information on the Company’s new reporting structure.

Restructuring and other impairment charges by reportable segment for the three months ended March 30, 2014 and March 31, 2013 are set forth in the following table:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in thousands)
Restructuring and other impairment charges
Vascular North America	$14	$497
Anesthesia/Respiratory North America	27	1,906
Surgical North America	—	4,494
EMEA	7,889	1,294
Asia	78	98
All other	(228)	870
Total restructuring and other impairment charges	$7,780	$9,159

Note 5 — Inventories, net

Inventories as of March 30, 2014 and December 31, 2013 consisted of the following:

	March 30, 2014	December 31, 2013
	(Dollars in thousands)
Raw materials	$72,047	$70,209
Work-in-process	57,632	53,672
Finished goods	253,760	242,113
	383,439	365,994
Less: Inventory reserve	(33,694)	(32,373)
Inventories, net	$349,745	$333,621

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 — Goodwill and other intangible assets, net

In the first quarter of 2014, the Company changed its reporting structure to six reportable segments: Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA, Asia and OEM. See Note 14 for additional information on the Company’s new reporting structure.

The following table provides information relating to changes in the carrying amount of goodwill by reportable segment for the three months ended March 30, 2014:

	Vascular North America	Anesthesia/ Respiratory North America	Surgical North America	EMEA	Asia	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2013
Goodwill	$474,044	$167,195	$250,506	$373,417	$136,946	$284,223	$1,686,331
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	254,517	60,122	250,506	373,417	136,946	278,695	1,354,203
Goodwill related to acquisitions	—	—	—	—	15,986	—	15,986
Translation adjustment	—	(402)	—	1,615	1,099	(443)	1,869

Balance as of March 30, 2014
Goodwill	474,044	166,793	250,506	375,032	154,031	283,780	1,704,186
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	$254,517	$59,720	$250,506	$375,032	$154,031	$278,252	$1,372,058

The following table provides information as of March 30, 2014 and December 31, 2013 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	March 30, 2014	December 31, 2013	March 30, 2014	December 31, 2013
	(Dollars in thousands)
Customer relationships	$638,476	$628,020	$(176,053)	$(168,223)
In-process research and development	68,786	68,786	—	—
Intellectual property	436,189	435,869	(125,872)	(118,086)
Distribution rights	16,863	16,797	(14,743)	(14,592)
Trade names	408,375	407,879	(1,713)	(1,148)
Noncompete agreements	337	337	(112)	(42)
	$1,569,026	$1,557,688	$(318,493)	$(302,091)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the first quarter 2013, the Company recorded an IPR&D charge of $4.5 million. See Note 4 for additional information.

In May 2012, the Company acquired Semprus, a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications.  The Company experienced unexpected difficulties with respect to the development of the Semprus technology, which the Company is currently attempting to resolve through further research and testing. Failure to resolve these issues may result in a reduction of the expected future cash flows related to the Semprus technology and could result in the recognition of impairment charges with respect to the related assets, which could be material.  As of March 30, 2014, the Company has recorded net assets of approximately $38 million related to this investment.

Amortization expense related to intangible assets was $16.0 million and $12.4 million for the three months ended March 30, 2014 and March 31, 2013, respectively. Estimated annual amortization expense for the remainder of 2014 and the next five succeeding years is as follows (dollars in thousands):

2014	$49,100
2015	55,500
2016	54,500
2017	54,000
2018	53,500
2019	51,000

Note 7 — Borrowings

The components of long-term debt at March 30, 2014 and December 31, 2013 are as follows:

	March 30, 2014	December 31, 2013
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 2.15% at March 30, 2014, due 7/16/2018	$680,000	$680,000
3.875% Convertible Senior Subordinated Notes	400,000	400,000
6.875% Senior Subordinated Notes due 2019	250,000	250,000
	1,330,000	1,330,000
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes	(45,439)	(48,413)
	1,284,561	1,281,587
Current portion of borrowings	(354,561)	(351,587)
	$930,000	$930,000

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Convertible Notes

The Company’s 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are convertible under certain circumstances, including in any fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price of our common stock for at least 20 days during a period of 30 consecutive trading days ending on the last day of such fiscal quarter exceeds 130% of the conversion price of the notes (approximately $79.72). During the first quarter 2014 and the fourth quarter 2013, the Company’s closing stock price exceeded the 130% threshold described above and, accordingly, the Convertible Notes have been classified as a current liability as of March 30, 2014 and December 31, 2013. The determination of whether or not the Convertible Notes are convertible under such circumstances is made each quarter until maturity or conversion. Consequently, the Convertible Notes may not be convertible in one or more future quarters if the common stock price-based contingent conversion threshold is not met in such quarters, in which case the Convertible Notes would again be classified as long-term debt unless another conversion event set forth in the Convertible Notes has occurred. The Company has elected a net settlement method to satisfy our conversion obligation, under which it may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While the Company believes it has sufficient liquidity to repay the principal amounts due through a combination of its existing cash on hand and borrowings under its credit facility, the Company’s use of these funds could adversely affect our results of operations and liquidity. The classification of the Convertible Notes as a current liability had no impact on our financial covenants.

Fair Value of Long-Term Debt

The carrying amount of long-term debt reported in the consolidated balance sheet as of March 30, 2014 is $1,284.6 million. The Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile to determine the fair value of its debt. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of March 30, 2014, categorized by fair value hierarchy level (see Note 10, “Fair value measurement,” in the Company’s annual report on Form 10-K for the year ended December 31, 2013 for further information):

Fair value of debt
(Dollars in thousands)
Level 1	$969,595
Level 2	653,209
Total	$1,622,804

Note 8 — Financial instruments

The Company uses derivative instruments for risk management purposes. Forward rate contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and thereafter is recognized in the condensed consolidated statement of income in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of March 30, 2014 and December 31, 2013:

	March 30, 2014 Fair Value	December 31, 2013 Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Prepaid expenses and other current assets	$684	$—
Total asset derivatives	$684	$—

Liability derivatives:
Foreign exchange contracts:
Other current liabilities	$493	$—
Total liability derivatives	$493	$—

The total notional amount for all open contracts as of March 30, 2014 translates to approximately $68.8 million. As of December 31, 2013, the Company had no open forward rate contracts.

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”) for the three months ended March 30, 2014 and March 31, 2013:

	After Tax Gain/(Loss) Recognized in OCI
	March 30, 2014	March 31, 2013
	(Dollars in thousands)
Foreign exchange contracts	$70	$180
Total	$70	$180

See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to expense (income), net of tax.

There was no ineffectiveness related to the Company’s derivatives used during the three months ended March 30, 2014 and March 31, 2013.

Based on exchange rates at March 30, 2014, approximately $0.1 million of unrealized losses, net of tax, within AOCI are expected to be reclassified from AOCI to the condensed consolidated statement of income during the next year. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable is generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ economies.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In light of the disruptions in global economic markets in recent years, the Company instituted enhanced measures, within countries where the Company has collectability concerns, to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts. Such measures included, among others, monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer issues. In addition, for some of the Company’s non-government customers, the Company instituted measures designed to reduce its risk exposures, including issuing dunning letters, reducing credit limits, requiring that payments accompany orders and instituting legal action with respect to delinquent accounts. With respect to government customers, the Company evaluates receivables for potential collection risks associated with the availability of government funding and reimbursement practices.

Some of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided. Collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal, resulted in an increase in the allowance for doubtful accounts related to these countries. If the financial condition of these customers or the healthcare systems in these countries deteriorate such that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. The aggregate net current and long-term accounts receivable for Spain, Italy, Greece and Portugal and the percentage of the Company’s net current and long-term accounts receivable represented by the net current and long-term accounts receivable in those countries at March 30, 2014 and December 31, 2013 are as follows:

	March 30, 2014	December 31, 2013
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $8.2 million and $7.9 million at March 30, 2014 and December 31, 2013, respectively) in Spain, Italy, Greece and Portugal(1)	$97,885	$97,852
Percentage of total net current and long-term accounts receivable	32%	31%
(1)	The long-term portion of accounts receivable at March 30, 2014 and December 31, 2013 were $15.0 million and $17.6 million, respectively.

For the three months ended March 30, 2014 and March 31, 2013, net revenues from customers in Spain, Italy, Greece and Portugal were $39.3 million and $37.2 million, respectively.

Note 9 — Fair value measurement

For a description of the fair value hierarchy, see Note 10 to the Company’s 2013 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2013.

The following tables provide information regarding the financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014 and December 31, 2013:

	Total carrying value at March 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,259	$6,259	$—	$—
Derivative assets	684	—	684	—
Derivative liabilities	493	—	493	—
Contingent consideration liabilities	17,942	—	—	17,942

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Total carrying value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,150	$6,150	$—	$—
Contingent consideration liabilities	20,313	—	—	20,313

There were no transfers of financial assets or liabilities carried at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the three months ended March 30, 2014.

The following table provides information regarding changes in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions during the three months ended March 30, 2014:

Contingent consideration
2014
(Dollars in thousands)
Balance - December 31, 2013	$20,313
Revaluations	(2,371)
Balance - March 30, 2014	$17,942

The Company reduced contingent consideration liabilities and selling, general and administrative expense by $2.3 million for the three months ended March 30, 2014 as a result of delays encountered during the first quarter 2014 with respect to a product regulatory approval that will prevent the satisfaction of specified conditions related to the payment of certain contingent consideration.

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

The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The Company accounts for contingent consideration in accordance with applicable accounting guidance related to business combinations. In connection with several of its acquisitions, the Company agreed to pay contingent consideration upon the achievement of specified objectives, including receipt of regulatory approvals, achievement of sales targets and, in some instances, the passage of time (collectively, “milestone payments”), and therefore recorded contingent consideration liabilities at the time of the acquisitions. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

It is estimated that milestone payments will occur in 2014 and may extend until 2018 or later. As of March 30, 2014, the range of undiscounted amounts the Company could be required to pay for contingent consideration arrangements is between zero and $61.0 million. The Company determines the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

—	estimated cash flows projected from the success of market launches;
—	the estimated time and resources needed to complete the development of acquired technologies;
—	the uncertainty of obtaining regulatory approvals within the required time periods; and
—	the risk adjusted discount rate for fair value measurement.

The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	1%—10%(6%)
		Probability of payment	0%—100%(35%)

As of March 30, 2014, of the $17.9 million of total recorded liabilities for contingent consideration, the Company has recorded approximately $1.7 million in Current portion of contingent consideration and the remaining $16.2 million in Other liabilities.

Note 10 — Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through March 30, 2014, no shares have been purchased under this Board authorization.

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Shares in thousands)
Basic	41,262	41,014
Dilutive effect of share based awards	471	393
Dilutive effect of 3.875% Convertible Notes and warrants	4,016	1,640
Diluted	45,749	43,047

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 6.5 million and 7.8 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Convertible Notes are included in the diluted net income per share calculation only during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $61.32 per share, and, therefore, the impact of conversion would not be anti-dilutive. In these periods, under the treasury stock method, we calculate the number of shares issuable under the terms of the Convertible Notes based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, because applicable accounting guidance requires the Company to separately analyze the impact of the convertible note hedge agreements and the impact of the warrant agreements on diluted weighted average shares outstanding, the impact of the convertible note hedge agreements are excluded from the calculation of earnings per share because it would be anti-dilutive. The anti-dilutive shares associated with the convertible note hedges are 2.5 million and 1.4 million for the three months ended March 30, 2014 and March 31, 2013, respectively. The treasury stock method is applied when the warrants are in-the-money, assuming the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The strike price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 1.6 million and 0.3 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

For additional information regarding the convertible notes and convertible note hedge and warrant agreements see Note 8 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 30, 2014 and March 31, 2013:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2013	$—	$(97,037)	$(13,818)	$(110,855)
Other comprehensive income (loss) before reclassifications	113	(159)	4,051	4,005
Amounts reclassified from accumulated other comprehensive income (loss)	(43)	783	—	740
Net current-period other comprehensive income	70	624	4,051	4,745
Balance at March 30, 2014	$70	$(96,413)	$(9,767)	$(106,110)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2012	$(381)	$(127,257)	$(4,410)	$(132,048)
Other comprehensive income (loss) before reclassifications	455	(365)	(26,746)	(26,656)
Amounts reclassified from accumulated other comprehensive income (loss)	(275)	1,455	—	1,180
Net current-period other comprehensive income (loss)	180	1,090	(26,746)	(25,476)
Balance at March 31, 2013	$(201)	$(126,167)	$(31,156)	$(157,524)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides information relating to the reclassifications of losses/(gain) in accumulated other comprehensive income into expense/(income), net of tax, for the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in thousands)
Gains and losses on foreign exchange contracts:
Cost of goods sold	$(77)	$(502)
Total before tax	(77)	(502)
Tax expense	34	227
Net of tax	$(43)	$(275)
Amortization of pension and other postretirement benefit items:
Actuarial losses/(gains) (1)	$1,102	$2,145
Prior-service costs(1)	(5)	(6)
Transition obligation(1)	—	1
Total before tax	1,097	2,140
Tax expense	(314)	(685)
Net of tax	$783	$1,455

Total reclassifications, net of tax	$740	$1,180
(1)	These accumulated other comprehensive income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 12 for additional information).

Note 11 — Taxes on income from continuing operations

	Three Months Ended
	March 30, 2014	March 31, 2013
Effective income tax rate	19.5%	21.7%

The effective income tax rate for the three months ended March 30, 2014 was 19.5% compared to 21.7% for the three months ended March 31, 2013.  The decrease in the effective tax rate for the three months ended March 30, 2014 is primarily attributable to a shift in the mix of taxable income to foreign jurisdictions that have lower statutory rates.

Note 12 — Pension and other postretirement benefits

The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of March 30, 2014 the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, except certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are frozen.

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(Dollars in thousands)
Service cost	$450	$465	$138	$164
Interest cost	4,483	4,139	597	999
Expected return on plan assets	(6,260)	(5,770)	—	—
Net amortization and deferral	1,071	1,410	26	730
Net benefit cost	$(256)	$244	$761	$1,893

The Company’s pension contributions are expected to be approximately $9.4 million during 2014, of which $2.4 million was made during the three months ended March 30, 2014.

Note 13 — Commitments and contingent liabilities

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the terms of the applicable lease agreement. At March 30, 2014, the Company had no residual value guarantee obligations related to its operating leases.

As of March 30 2014, the Company recorded $14.8 million in property, plant and equipment representing the estimated fair value of the Company’s percentage of the costs to construct a building under a build-to-suit lease. The build-to-suit lease was entered into in August 2013 and amended in March of 2014 and relates to a U.S. operating facility. Construction on the build-to-suit facility commenced in September 2013 and is expected to be completed in November 2014. The estimated fair value of the Company’s percentage of the construction costs to complete the build-to-suit lease is approximately $28.3 million. For accounting purposes, the Company is deemed the owner of the asset during the construction period and is required to record the estimated fair value of the Company’s percentage of the construction costs as construction in progress during the construction period and a related current liability in the same amount. These amounts do not reflect the Company’s cash obligations, but represent the landlord’s costs to construct the Company’s portion of the building and tenant improvements. Based on current expectations, the Company believes that there are no continuing involvement requirements that would prohibit the Company from derecognizing the assets and related liabilities upon commencement of the respective lease terms.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 30, 2014, the Company has recorded $2.0 million in accrued liabilities and $5.5 million in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 30, 2014. The time frame, over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of March 30, 2014 and December 31, 2013, the Company has recorded reserves of approximately $3.9 million and $6.8 million, respectively, in connection with such contingencies, representing the best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.    Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of March 30, 2014, the most significant tax examinations in process are in Canada, the Czech Republic, Germany and Austria. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.

Note 14 — Business segment information

An operating segment is a component of the Company (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. The Company does not evaluate its operating segments using discrete asset information.

Effective January 1, 2014, the Company realigned its operating segments due to changes in the Company’s internal financial reporting structure. The Company’s North American Vascular, Anesthesia/Respiratory and Surgical businesses, which previously comprised much of the former Americas reportable segment, are now separate reportable segments.  As a result, the Company now has six reportable segments: Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA, Asia and OEM. Certain operating segments are not material and are therefore included in the “All other” line item in tabular presentations of segment information. Additionally, the Company made changes to the allocation methodology of certain costs, including manufacturing variances and research and development costs, among the businesses to improve accountability, which resulted in changes to the previously reported segment profitability. All prior comparative periods have been restated to reflect these changes.

The Company’s Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA and Asia reportable segments design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care and generally serve two end markets: hospitals and healthcare providers, and home health. The products of these segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Company’s OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the Company’s segment results for the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in thousands)
Revenue
Vascular North America	$62,506	$56,674
Anesthesia/Respiratory North America	54,714	58,174
Surgical North America	35,231	36,688
EMEA	150,245	142,418
Asia	49,602	42,368
OEM	33,182	31,338
All other	53,066	44,217
Consolidated net revenues	$438,546	$411,877

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in thousands)
Operating Profit
Vascular North America	$9,392	$5,026
Anesthesia/Respiratory North America	5,687	5,678
Surgical North America	10,548	13,662
EMEA	26,881	23,242
Asia	12,837	12,096
OEM	6,604	6,360
All other	9,768	2,015
Total segment operating profit (1)	81,717	68,079
Unallocated expenses (2)	(22,697)	(18,675)
Income from continuing operations before Interest and taxes	$59,020	$49,404

(1)

Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses.

(2)	Unallocated expenses primarily include manufacturing variances with the exception of fixed manufacturing cost absorption variances and restructuring and other impairment charges.

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in thousands)
Depreciation and Amortization
Vascular North America	$7,855	$6,559
Anesthesia/Respiratory North America	4,428	3,841
Surgical North America	2,369	2,554
EMEA	8,937	7,151
Asia	1,838	1,212
OEM	1,456	1,148
All other	4,530	3,876
Consolidated depreciation and amortization	$31,413	$26,341

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Data

The following table provides total net revenues for the three months ended March 30, 2014 and March 31, 2013 and total net property, plant and equipment by geographic region as of March 30, 2014 and December 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in thousands)
Net revenue (based on business unit location)
United States	$216,461	$207,514
Other Americas	14,771	14,151
Germany	33,991	33,751
Other Europe	134,784	106,686
All other	38,539	49,775
	$438,546	$411,877

	March 30, 2014	December 31, 2013
	(Dollars in thousands)
Net property, plant and equipment
United States	$203,005	$203,985
Other Americas	11,933	12,350
Germany	12,191	12,135
Other Europe	63,991	61,891
All other	37,559	35,539
	$328,679	$325,900

Note 15 —Condensed consolidated guarantor financial information

In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income (loss) for the three months ended March 30, 2014 and March 31, 2013, condensed consolidating balance sheets as of March 30, 2014 and December 31, 2013 and condensed consolidating statements of cash flows for the three months ended March 30, 2014 and March 31, 2013, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;
b.	Guarantor Subsidiaries, on a combined basis;
c.	Non-guarantor subsidiaries, on a combined basis; and
d.	Parent Company and its subsidiaries on a consolidated basis.

The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidated financial information, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

Consolidating entries and eliminations in the following condensed consolidated financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the Guarantor Subsidiaries and the Non-guarantor subsidiaries, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company adjusted the 2013 condensed consolidating statement of cash flows included within the guarantor financial information to correctly present dividends received from subsidiaries as an operating activity. The corrections had no impact on the consolidated financial information, but only resulted in reclassifications among the parent, guarantor subsidiaries, non-guarantor subsidiaries and eliminations. The Company does not consider the errors to be material to the previously issued consolidated financial statements.

The following table illustrates the increase/(decrease) to the previously reported amounts as of March 31, 2013:

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations	$1,200	$44,344	$1,997	$(47,541)	$—
Cash Flows from Financing Activities of Continuing Operations:
Intercompany transactions	(1,200)	(26,944)	28,144	—	—
Intercompany dividends paid	—	(17,400)	(30,141)	47,541	—

Cash Flows from Financing Activities of Continuing Operations	$(1,200)	$(44,344)	$(1,997)	$47,541	$—

The Company will also revise the previously reported interim condensed consolidating statements of cash flows for the six months ended June 30, 2013 and for the nine months ended September 29, 2013 when presented in future filings.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 30, 2014
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net revenues	$-	$262,425	$248,437	$(72,316)	$438,546
Cost of goods sold	-	152,368	137,873	(72,854)	217,387
Gross profit	-	110,057	110,564	538	221,159
Selling, general and administrative expenses	10,778	81,395	47,921	203	140,297
Research and development expenses	-	12,010	2,052	-	14,062
Restructuring and other impairment charges	-	(188)	7,968	-	7,780
Income (loss) from continuing operations before interest and taxes	(10,778)	16,840	52,623	335	59,020
Interest expense	33,726	(19,907)	1,585	-	15,404
Interest income	-	-	(187)	-	(187)
Income (loss) from continuing operations before taxes	(44,504)	36,747	51,225	335	43,803
Taxes (benefit) on income (loss) from continuing operations	(15,420)	17,218	8,832	(2,096)	8,534
Equity in net income of consolidated subsidiaries	64,124	43,108	94	(107,326)	-
Income from continuing operations	35,040	62,637	42,487	(104,895)	35,269
Operating loss from discontinued operations	(25)	-	-	-	(25)
Taxes on loss from discontinued operations	57	-	43	-	100
Loss from discontinued operations	(82)	-	(43)	-	(125)
Net income	34,958	62,637	42,444	(104,895)	35,144
Less: Income from continuing operations attributable to noncontrolling interests	-	-	186	-	186
Net income attributable to common shareholders	34,958	62,637	42,258	(104,895)	34,958
Other comprehensive income attributable to common shareholders	4,745	7,228	8,523	(15,751)	4,745
Comprehensive income attributable to common shareholders	$39,703	$69,865	$50,781	$(120,646)	$39,703

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2013
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net revenues	$-	$254,856	$230,805	$(73,784)	$411,877
Cost of goods sold	-	152,704	131,573	(72,920)	211,357
Gross profit	-	102,152	99,232	(864)	200,520
Selling, general and administrative expenses	16,928	67,156	42,672	194	126,950
Research and development expenses	-	13,007	2,000	-	15,007
Restructuring and other impairment charges	-	7,767	1,392	-	9,159
Income (loss) from continuing operations before interest and taxes	(16,928)	14,222	53,168	(1,058)	49,404
Interest expense	33,535	(21,127)	1,785	-	14,193
Interest income	(6)	-	(151)	-	(157)
Income (loss) from continuing operations before taxes	(50,457)	35,349	51,534	(1,058)	35,368
Taxes (benefit) on income (loss) from continuing operations	(18,459)	14,251	11,224	651	7,667
Equity in net income of consolidated subsidiaries	59,820	34,150	-	(93,970)	-
Income from continuing operations	27,822	55,248	40,310	(95,679)	27,701
Operating income (loss) from discontinued operations	(1,126)	-	368	-	(758)
Taxes (benefit) on income (loss) from discontinued operations	(342)	-	46	-	(296)
Income (loss) from discontinued operations	(784)	-	322	-	(462)
Net income	27,038	55,248	40,632	(95,679)	27,239
Less: Income from continuing operations attributable to noncontrolling interests	-	-	201	-	201
Net income attributable to common shareholders	27,038	55,248	40,431	(95,679)	27,038
Other comprehensive loss attributable to common shareholders	(25,476)	(32,126)	(23,813)	55,939	(25,476)
Comprehensive income attributable to common shareholders	$1,562	$23,122	$16,618	$(39,740)	$1,562

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 30, 2014
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$22,211	$5,513	$393,925	$-	$421,649
Accounts receivable, net	1,282	8,528	282,435	3,269	295,514
Accounts receivable from consolidated subsidiaries	34,246	2,621,175	217,359	(2,872,780)	-
Inventories, net	-	215,672	149,244	(15,171)	349,745
Prepaid expenses and other current assets	15,252	6,542	25,749	-	47,543
Prepaid taxes	26,440	-	16,030	-	42,470
Deferred tax assets	20,178	20,346	11,463	(4)	51,983
Assets held for sale	2,900	3,504	5,310	-	11,714
Total current assets	122,509	2,881,280	1,101,515	(2,884,686)	1,220,618
Property, plant and equipment, net	2,787	198,893	126,999	-	328,679
Goodwill	-	797,671	574,387	-	1,372,058
Intangibles assets, net	-	949,082	301,451	-	1,250,533
Investments in affiliates	5,557,650	1,533,234	21,342	(7,110,713)	1,513
Deferred tax assets	33,281	-	4,485	(36,822)	944
Notes receivable and other amounts due from consolidated subsidiaries	1,240,228	1,543,569	1,149,117	(3,932,914)	-
Other assets	24,618	7,485	35,686	-	67,789
Total assets	$6,981,073	$7,911,214	$3,314,982	$(13,965,135)	$4,242,134

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$354,561	$-	$4,700	$-	$359,261
Accounts payable	3,233	42,935	24,926	-	71,094
Accounts payable to consolidated subsidiaries	2,629,161	144,414	99,205	(2,872,780)	-
Accrued expenses	15,064	19,821	44,570	-	79,455
Current portion of contingent consideration	-	1,658	-	-	1,658
Payroll and benefit-related liabilities	14,504	12,715	32,966	-	60,185
Accrued interest	9,061	-	5	-	9,066
Income taxes payable	-	-	27,451	-	27,451
Other current liabilities	493	18,465	4,683	(4)	23,637
Total current liabilities	3,026,077	240,008	238,506	(2,872,784)	631,807
Long-term borrowings	930,000	-	-	-	930,000
Deferred tax liabilities	-	497,911	62,356	(36,822)	523,445
Pension and other postretirement benefit liabilities	53,955	33,642	18,495	-	106,092
Noncurrent liability for uncertain tax positions	11,962	17,313	26,681	-	55,956
Notes payable and other amounts due from consolidated subsidiaries	996,004	1,605,977	1,336,512	(3,938,493)	-
Other liabilities	20,589	16,312	12,706	-	49,607
Total liabilities	5,038,587	2,411,163	1,695,256	(6,848,099)	2,296,907
Total common shareholders' equity	1,942,486	5,500,051	1,616,985	(7,117,036)	1,942,486
Noncontrolling interest	-	-	2,741	-	2,741
Total equity	1,942,486	5,500,051	1,619,726	(7,117,036)	1,945,227
Total liabilities and equity	$6,981,073	$7,911,214	$3,314,982	$(13,965,135)	$4,242,134

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$42,749	$14,500	$374,735	$—	$431,984
Accounts receivable, net	1,822	10,948	279,048	3,472	295,290
Accounts receivable from consolidated subsidiaries	42,865	2,623,314	214,469	(2,880,648)	—
Inventories, net	—	211,165	138,165	(15,709)	333,621
Prepaid expenses and other current assets	15,200	6,870	17,740	—	39,810
Prepaid taxes	27,487	—	9,017	—	36,504
Deferred tax assets	20,218	22,472	10,230	(3)	52,917
Assets held for sale	1,669	3,503	5,256	—	10,428
Total current assets	152,010	2,892,772	1,048,660	(2,892,888)	1,200,554
Property, plant and equipment, net	14,189	188,455	123,256	—	325,900
Goodwill	—	797,671	556,532	—	1,354,203
Intangibles assets, net	—	962,243	293,354	—	1,255,597
Investments in affiliates	5,489,676	1,478,429	21,382	(6,987,772)	1,715
Deferred tax assets	35,877	—	4,476	(39,410)	943
Notes receivable and other amounts due from consolidated subsidiaries	1,049,344	873,105	14,169	(1,936,618)	—
Other assets	24,574	7,447	38,074	—	70,095
Total assets	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$351,587	$—	$4,700	$—	$356,287
Accounts payable	2,194	45,802	23,971	—	71,967
Accounts payable to consolidated subsidiaries	2,644,296	147,957	88,395	(2,880,648)	—
Accrued expenses	15,569	21,120	38,179	—	74,868
Current portion of contingent consideration	—	4,131	—	—	4,131
Payroll and benefit-related liabilities	15,976	21,818	35,296	—	73,090
Accrued interest	8,720	—	5	—	8,725
Income taxes payable	—	—	23,821	—	23,821
Other current liabilities	9,646	7,517	5,072	(4)	22,231
Total current liabilities	3,047,988	248,345	219,439	(2,880,652)	635,120
Long-term borrowings	930,000	—	—	—	930,000
Deferred tax liabilities	—	496,228	57,896	(39,409)	514,715
Pension and other postretirement benefit liabilities	57,406	33,777	18,315	—	109,498
Noncurrent liability for uncertain tax positions	11,389	17,241	26,522	—	55,152
Notes payable and other amounts due from consolidated subsidiaries	785,476	957,451	197,173	(1,940,100)	—
Other liabilities	19,884	16,221	12,401	—	48,506
Total liabilities	4,852,143	1,769,263	531,746	(4,860,161)	2,292,991
Total common shareholders' equity	1,913,527	5,430,859	1,565,668	(6,996,527)	1,913,527
Noncontrolling interest	—	—	2,489	—	2,489
Total equity	1,913,527	5,430,859	1,568,157	(6,996,527)	1,916,016
Total liabilities and equity	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 30, 2014
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(30,503)	$24,438	$39,665	$-	$33,600
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(753)	(4,823)	(6,533)	-	(12,109)
Proceeds from sales of assets and investments	1,669	-	-	-	1,669
Payments for businesses and intangibles acquired, net of cash acquired	-	-	(28,991)	-	(28,991)
Investments in affiliates	(60)	-	-	-	(60)
Net cash provided by (used in) investing activities from continuing operations	856	(4,823)	(35,524)	-	(39,491)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds and tax benefits from share based compensation plans	8,641	-	-	-	8,641
Debt issuance and amendment fees	(90)	-	-	-	(90)
Dividends	(14,051)	-	-	-	(14,051)
Intercompany transactions	15,776	(28,602)	12,826	-	-
Net cash provided by (used in) financing activities from continuing operations	10,276	(28,602)	12,826	-	(5,500)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,167)	-	-	-	(1,167)
Net cash used in discontinued operations	(1,167)	-	-	-	(1,167)
Effect of exchange rate changes on cash and cash equivalents	-	-	2,223	-	2,223
Net (decrease) increase in cash and cash equivalents	(20,538)	(8,987)	19,190	-	(10,335)
Cash and cash equivalents at the beginning of the period	42,749	14,500	374,735	-	431,984
Cash and cash equivalents at the end of the period	$22,211	$5,513	$393,925	$-	$421,649

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(37,035)	$64,415	$25,425	$(47,541)	$5,264
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(155)	(12,129)	(3,351)	—	(15,635)
Payments for businesses and intangibles acquired net of cash acquired	—	1,500	—	—	1,500
Net cash used in investing activities from continuing operations	(155)	(10,629)	(3,351)	—	(14,135)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds and tax benefits from share based compensation plans	5,155	—	—	—	5,155
Dividends	(13,964)	—	—	—	(13,964)
Payments for contingent consideration	—	(5,781)	(1,398)	—	(7,179)
Intercompany transactions	22,271	(32,594)	10,323	—	—
Intercompany dividends paid	—	(17,400)	(30,141)	47,541	—
Net cash provided by (used in) financing activities from continuing operations	13,462	(55,775)	(21,216)	47,541	(15,988)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(29)	—	(600)	—	(629)
Net cash used in discontinued operations	(29)	—	(600)	—	(629)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,997)	—	(4,997)
Net decrease in cash and cash equivalents	(23,757)	(1,989)	(4,739)	—	(30,485)
Cash and cash equivalents at the beginning of the period	70,860	1,989	264,190	—	337,039
Cash and cash equivalents at the end of the period	$47,103	$—	$259,451	$—	$306,554

Note 16 — Subsequent events

2014 Restructuring Plan

On April 28, 2014, the Board of Directors of Teleflex Incorporated (the “Company”) approved a restructuring plan (the “Plan”) designed to reduce costs, improve operating efficiencies and enhance the Company’s long-term competitive position.  The Plan, which was developed in response to continuing cost pressures in the healthcare industry, involves the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities, and will include the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations.  These actions will commence in the second quarter 2014 and are expected to be substantially completed by the end of 2017.

The Company estimates that it will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $42 million to $53 million, most of which are expected to be incurred prior to the end of 2016.  The Company estimates that $32 million to $40 million of the aggregate pre-tax charges will result in future cash outlays, most of which are expected to be incurred prior to the end of 2016.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a summary of the Company’s current cost estimates by major type of cost associated with the Plan:

Type of cost	Total estimated amount expected to be incurred

Termination benefits	$12 million to $15 million
Facility closure and other exit costs(1)	$2 million to $5 million
Accelerated depreciation charges	$10 million to $12 million
Other (2)	$18 million to $21 million
$42 million to $53 million

(1)	Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.
(2)	Consists of other costs directly related to the Plan, including project management, legal and other regulatory costs.

As the Plan is implemented, management will continue to evaluate the estimated costs set forth above, and may revise its estimates of such costs and the accounting charges relating thereto, as appropriate, consistent with generally accepted accounting principles.

Debt Repayment

In April 2014, the Company repatriated $230 million of cash from its non-United States subsidiaries in connection with the integration of the Vidacare business into its existing organizational structure.  On April 28, 2014, the Company used the repatriated cash to partially fund a $235 million repayment of a portion of the outstanding principal amount of borrowings under its revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates, interest rates and sovereign debt issues; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Overview

Teleflex is global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We sell our products to hospitals and healthcare providers in more than 150 countries through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure.

We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies through:

—	the development of new products and product line extensions;
—	the investment in new technologies and broadening their applications;
—	the expansion of the use of our products in existing markets, as well as the introduction of our products into new geographic markets;
—

achieving economies of scale as we continue to expand, by leveraging our direct sales force and distribution network with new products, and increasing efficiencies in our manufacturing and distribution facilities; and

—

the broadening of our product portfolio through select acquisitions, licensing arrangements and partnerships that enhance, extend or expedite our development initiatives or our ability to increase our market share.

We also continually evaluate the composition of the portfolio of our products and businesses to ensure alignment with our overall objectives. We strive to maintain a portfolio of products and businesses that provide consistency of performance, improved profitability and sustainable growth.  In furtherance of these objectives, we may identify opportunities to expand our margins through strategic divestitures of existing businesses and product lines that do not meet our financial criteria.  In addition, we may seek to optimize our overall facility footprint through certain restructuring initiatives to further reduce our cost base and enhance our competitive position.

On April 28, 2014, our Board of Directors approved a restructuring plan that will involve the consolidation of certain facilities and a related reduction in workforce. We estimate that we will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $42 million to $53 million, of which, we expect approximately $22 million to $23 million to be incurred in 2014 and most of the balance will be incurred prior to the end of 2016.  We estimate that $32 million to $40 million of these charges will result in future cash outlays, of which, we expect approximately $9 million to $11 million will be made in 2014 and most of the balance will be made prior to the end of 2016.  Additionally, we expect to incur aggregate capital expenditures of approximately $24 million to $30 million, of which, $10 million to $15 million will be incurred during 2014.  We currently expect to achieve annualized savings of $28 million to $35 million once the Plan is fully implemented, and currently expect to realize Plan-related savings beginning in 2015. For additional information, see Note 16 to our condensed consolidated financial statements included in this report.

On February 3, 2014, we acquired Mayo Healthcare Pty Limited, (“Mayo”), a distributor of medical devices and supplies primarily for the Australian market. See Note 3 to the condensed consolidated financial statements included in this report for a discussion of the acquisition.

During 2013, we acquired:

—	Vidacare Corporation (“Vidacare”), a provider of intraosseous, or inside the bone, access devices, which complements the vascular access and specialty product portfolios;
—

the assets of Ultimate Medical Pty. Ltd. and its affiliates (“Ultimate”), a supplier of airway management devices with a variety of laryngeal mask airways and other related products, which complements our anesthesia product portfolio; and

—

Eon Surgical, Ltd., a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance a surgeon’s ability to perform scarless surgery while producing better patient outcomes, which complements our surgical product portfolio.

Change in Reporting Segments

Effective January 1, 2014, we realigned our operating segments due to changes in the Company’s internal financial reporting structure. Specifically, our North American Vascular, Anesthesia/Respiratory and Surgical businesses, which previously comprised much of our former Americas reportable segment, are now separate reportable segments.  As a result, we now have six reportable segments: Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA, Asia and OEM. Certain operating segments are not material and are therefore included in the “All other” line item in tabular presentations of segment information.  Additionally, we made changes to the allocation methodology of certain costs, including manufacturing variances and research and development costs, among our businesses to improve accountability, which resulted in changes to the previously reported segment profitability. All prior comparative periods have been restated to reflect these changes.

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

In our Annual Report on Form 10-K for the year ended December 31, 2013, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposed a 2.3% excise tax on sales of medical devices. For the three months ended March 30, 2014 and March 31, 2013, the medical device excise tax was $2.9 million and is included in selling, general and administrative expenses.

Certain Regulatory Matters

In March 2014, we received a warning letter from the U.S. Food and Drug Administration (FDA) alleging certain violations of the Quality System Regulation, or QSR, observed during a September 2013 inspection of our Arlington Heights, Illinois manufacturing facility.  FDA’s concerns relate to failure to appropriately establish and maintain certain manufacturing, corrective and preventive action, and process validation procedures.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work to address the issues identified by the FDA.  Until the violations are corrected, and those corrective actions are accepted and verified by FDA’ s re-inspection, we may be subject to additional enforcement action by the FDA. Additionally, the warning letter states that requests for Certificates to Foreign Governments related to products manufactured at the Arlington Heights facility will not be granted until the violations have been corrected.

Results of Operations

Certain financial information is presented on a rounded basis, which may cause minor differences.

Net Revenues

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in millions)
Net Revenues	$438.5	$411.9

Net revenues for the three months ended March 30, 2014 increased 6.5% to $438.5 million from $411.9 million for the three months ended March 31, 2013. The $26.6 million increase in net revenues is largely due to the businesses acquired during 2013 and 2014, which generated net revenues of $23.2 million, including $20.2 million generated by the Vidacare business, $2.0 million from Mayo Healthcare and $1.0 million from Ultimate. Net revenues further benefited from price increases of $4.5 million, primarily in Asia, new product sales of $3.2 million, primarily in the Vascular North America, Anesthesia/Respiratory North America and EMEA segments and the favorable impact of foreign currency exchange rates of $1.9 million. The increase in net revenues was partly offset by volume declines of $6.0 million primarily in Surgical North America and EMEA.

Gross profit

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in millions)
Gross profit	$221.2	$200.5
Percentage of sales	50.4%	48.7%

For the three months ended March 30, 2014 gross profit as a percentage of revenues increased 170 basis points compared to the corresponding prior year period. The increase for the three months ended March 30, 2014 reflects the benefit of higher margin sales from recent acquisitions including Vidacare, Mayo Healthcare and Ultimate, new products primarily in Vascular North America, Anesthesia/Respiratory North America and EMEA and price increases primarily in Asia.  These improvements in gross profit were partially offset by higher raw materials and manufacturing costs.

Selling, general and administrative

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in millions)
Selling, general and administrative	$140.3	$127.0
Percentage of sales	32.0%	30.8%

Selling, general and administrative expenses increased $13.3 million for the three months ended March 30, 2014 compared to the three months ended March 31, 2013. The increase is due to $9.2 million of expenses associated with acquired businesses, primarily Vidacare, Mayo Healthcare and Ultimate, higher amortization expense of $3.6 million, the majority of which relates to Vidacare intangibles amortization and $1.9 million of higher IT related costs associated with the ongoing maintenance of one of our enterprise resource planning software systems, which were partially offset by a net favorable impact of $0.9 million resulting from a larger contingent consideration reserve reversal in the first quarter 2014 as compared to the first quarter 2013.

Research and development

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in millions)
Research and development	$14.1	$15.0
Percentage of sales	3.2%	3.6%

The decline in research and development expenses is primarily due to higher research and development expense for the three months ended March 31, 2013 associated with certain of the late-stage technologies we acquired in 2012.

Restructuring and other impairment charges

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in millions)
Restructuring and other impairment charges	$7.8	$9.2

For the three months ended March 30, 2014, restructuring and other asset impairment charges primarily included a $8.3 million charge related to termination benefit costs incurred in connection with the 2014 European Restructuring Plan that commenced in the first quarter 2014, which was partially offset by a reversal of approximately $0.5 million due to a terminated distributor agreement pertaining to our LMA restructuring program. The 2014 European restructuring program impacts certain administrative functions in Europe and will involve the consolidation of operations and a related reduction in workforce at certain of our European facilities. We estimate that we will incur an aggregate of approximately $9.0 million in charges in connection with this program. Substantially all of these charges will result in future cash outlays. The program is designed to generate savings beginning in 2014 and, once it is fully implemented, to provide savings of between $8.0 million to $9.0 million on an annualized pre-tax basis.

During the three months ended March 31, 2013, we recorded $9.2 million in restructuring and impairment charges, including $4.5 million to write-off an in-process research and development project associated with our acquisition of the assets of Axiom Technology Partners LLP, and $2.7 million pertaining to termination benefit costs, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program. The remaining $2.0 million primarily relates to termination benefit costs in connection with other restructuring activities initiated in 2012 and continuing into 2013.

For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.

Interest expense

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Dollars in millions)
Interest expense	$15.4	$14.2
Average interest rate on debt	3.5%	4.2%

The increase in interest expense for the three months ended March 30, 2014 compared to the corresponding period in 2013 reflects an increase of $305 million in average outstanding debt, partly offset by lower average interest rates.

Taxes on income from continuing operations

	Three Months Ended
	March 30, 2014	March 31, 2013
Effective income tax rate	19.5%	21.7%

The effective income tax rate for the three months ended March 30, 2014 was 19.5% compared to 21.7% for the three months ended March 31, 2013.  The decrease in the effective tax rate for the three months ended March 30, 2014 is primarily attributable to a shift in the mix of taxable income to foreign jurisdictions that have lower statutory rates.

Segment Financial Information

	Three Months Ended
	March 30, 2014	March 31, 2013	% Increase/ (Decrease)
	(Dollars in millions)
Vascular North America	$62.5	$56.7	10.3
Anesthesia/Respiratory North America	54.7	58.2	(5.9)
Surgical North America	35.2	36.7	(4.0)
EMEA	150.2	142.4	5.5
Asia	49.6	42.4	17.1
OEM	33.2	31.3	5.9
All other	53.1	44.2	20.0
Segment net revenues	$438.5	$411.9	6.5

	Three Months Ended
	March 30, 2014	March 31, 2013	% Increase/ (Decrease)
	(Dollars in millions)
Vascular North America	$9.4	$5.0	86.9
Anesthesia/Respiratory North America	5.7	5.7	—
Surgical North America	10.5	13.7	(22.8)
EMEA	26.9	23.2	15.7
Asia	12.8	12.1	6.1
OEM	6.6	6.4	3.8
All other	9.8	2.0	384.8
Segment operating profit (1)	$81.7	$68.1	20.0

(1)

See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.

The following is a discussion of our segment operating results.

Comparison of the quarter ended March 30, 2014 and March 31, 2013

Vascular North America

Vascular North America net revenues for the three months ended March 30, 2014 were $62.5 million, an increase of 10.3% compared to the prior year period. The increase in net revenue was largely due to Vidacare product sales of $5.7 million and the introduction of new products that generated $1.1 million in net revenue, partially offset by a $0.9 million decrease in sales volume of existing products and $0.3 million in unfavorable foreign currency fluctuations.

Vascular North America operating profit for the three months ended March 30, 2014 was $9.4 million, an increase of 86.9% compared to the prior year period, resulting from operating profit generated by the Vidacare business and lower research and development expenses.

Anesthesia/Respiratory North America

Anesthesia/Respiratory North America net revenues for the three months ended March 30, 2014 were $54.7 million, a decrease of 5.9% compared to the prior year period.  The decrease in net revenues was largely due to a $4.4 million decrease in net revenues from existing products, partially offset by $0.7 million generated by the introduction of new products.

Anesthesia/Respiratory North America operating profit for the three months ended March 30, 2014 was $5.7 million, which was virtually unchanged as compared to the prior year period.  Lower operating expenses were offset by lower revenues.

As discussed above in “Certain Regulatory Matters,” in March 2014, we received a warning letter from the FDA alleging certain QSR violations with respect to our Arlington Heights, Illinois manufacturing facility.  Net revenues from sales to external customers of products manufactured at the Arlington Heights facility were approximately $35.6 million in 2013, representing approximately 2% of our total 2013 consolidated net revenues. Approximately $17.1 million of those sales were to external customers located outside the United States.

Surgical North America

Surgical North America net revenues for the three months ended March 30, 2014 were $35.2 million, a decrease of 4.0% compared to the prior year period.  The decrease was largely due to a decline in net revenues from existing products of $1.7 million and unfavorable foreign currency fluctuations of $0.3 million, offset to a limited extent by price increases and new product introductions.

Surgical North America operating profit for the three months ended March 30, 2014 was $10.5 million, a decrease of 22.8% compared to the prior year period, primarily as a result of increased research and development costs associated with the continued investment in new technologies acquired in 2013 and lower sales volume on existing products, partially offset by price increases and new product sales. In addition, Surgical North America operating profit for the three months ended March 31, 2013 reflected a $1.4 million reversal of contingent consideration related to the Axiom acquisition.

EMEA

EMEA net revenues for the three months ended March 30, 2014 were $150.2 million, an increase of 5.5% compared to the prior year period.  The increase in net revenues was largely due to $5.5 million of Vidacare net revenues, $4.3 million in favorable foreign currency fluctuations and $0.9 million resulting from price increases, which were partially offset by a $3.6 million decrease in sales volume of existing products.

EMEA segment operating profit for the three months ended March 30, 2014 was $26.9 million, an increase 15.7% compared to the corresponding period in 2013 primarily due to sales of higher margin Vidacare products and lower employee related costs.

Asia

Asia net revenues for the three months ended March 30, 2014 were $49.6 million, an increase of 17.1% compared to the prior year period.  The increase in net revenues was largely due to sales generated from recent acquisitions, including Mayo Healthcare product sales of $2.0 million, Ultimate product sales of $1.0 million and Vidacare product sales of $0.5 million. Net revenues also reflected $2.0 million in higher sales volume of existing products and $3.1 million in price increases.  These increases were partially offset by $1.3 million of unfavorable foreign currency fluctuations.

Asia segment operating profit for the three months ended March 30, 2014 was $12.8 million, an increase of 6.1% compared to the corresponding period in 2013. The increase in the three month period for the current year reflects the operating profit generated by the businesses acquired including Mayo, Ultimate and Vidacare, partially offset by acquisition related expenses.

OEM

OEM and Development Services (“OEM”) net revenues for the three months ended March 30, 2014 were $33.2 million, an increase of 5.9% compared to the prior year period.  The increase in net revenues was largely due to $2.3 million in higher sales volume of existing products and $0.2 million of favorable foreign currency fluctuations.  This was partially offset by lower average selling prices of $0.7 million.

OEM segment operating profit for the three months ended March 30, 2014 was $6.6 million, an increase of 3.8% compared to the prior year period. The increase is due to higher sales volumes and favorable raw material costs partially offset by lower sales prices.

All Other

The increase in net revenues and operating profit for our other businesses for the three months ended March 30, 2014 compared to the prior year period was primarily due to the acquisition of the Vidacare business.  Additionally, operating profit was favorably impacted by the reversal of $2.3 million related to certain contingent consideration.  Refer to Note 9 to our condensed consolidated financial statements included in this report for additional information regarding this contingent consideration reversal.

Liquidity and Capital Resources

We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and sales of accounts receivable under our securitization program will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future.

We have net cash provided by United States-based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. In April 2014, we repatriated $230 million of cash from our non-United States subsidiaries in connection with the integration of the Vidacare business into our existing organizational structure.  On April 28, 2014, we used the repatriated cash to partially fund a $235 million repayment of a portion of the outstanding principal amount of borrowings under our revolving credit facility.

To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements, the domestic and global financial markets remain volatile and the global credit markets are constrained, which creates risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to countries in Europe. As of March 30, 2014, our net current and long-term accounts receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $59.8 million compared to $63.1 million as of December 31, 2013. For the three months ended March 30, 2014 and March 31, 2013, net revenues from these countries were approximately 9% of total net revenues, and average days that current and long-term accounts receivables were outstanding were 241 and 297 days, respectively. As of March 30, 2014 and December 31, 2013 net current and long-term accounts receivables from these countries were approximately 34% and 31%, respectively, of consolidated net current and long-term accounts receivables. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2014 and beyond.

Cash Flows

Cash flows from operating activities from continuing operations provided net cash of approximately $33.6 million for the first three months of 2014 compared to $5.3 million during the first three months of 2013. The $28.3 million increase is primarily due to favorable changes in working capital items including accounts receivable, accounts payable and accrued expenses and inventory as well as a $9.3 million decrease in contributions to domestic pension plans in the first three months of 2014 as compared to the first three months of 2013.  Accounts receivable decreased $6.0 million during the three months ended March 30, 2014, as compared to a $16.4 million increase during the three months ended March 31, 2013, primarily due to $8.0 million collected from the Spanish government in 2014 and increased collections in Italy due to a government financing project. Accounts payable and accrued liabilities decreased $24.4 million during the three months ended March 30, 2014, as compared to a $13.2 million decrease during the three months ended March 31, 2013 primarily related to a net increase of employee-related benefit payments of $5.6 million year-over-year. Inventory increased $7.5 million during the three months ended March 30, 2014, as compared to a $13.7 million increase during the three months ended March 31, 2013.

Net cash used in investing activities from continuing operations was $39.5 million for the three months ended March 30, 2014, reflecting net payments for businesses acquired of $29.0 million and capital expenditures of $12.1 million, partly offset by $1.7 million in proceeds related to the sale of the corporate aircraft.

Net cash used in financing activities from continuing operations was $5.5 million for the three months ended March 30, 2014. Net cash used in financing activities included dividend payments of $14.1 million partly offset by $3.7 million in proceeds from the exercise of share based awards issued under our stock compensation plans and $4.9 million in excess tax benefits realized related to the exercise of those awards.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of consolidated total indebtedness to consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through March 30, 2014, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio

The following table provides our net debt to total capital ratio:

	March 30, 2014	December 31, 2013
	(Dollars in millions)
Net debt includes:
Current borrowings	$359.3	$356.3
Long-term borrowings	930.0	930.0
Unamortized debt discount	45.4	48.4
Total debt	1,334.7	1,334.7
Less: Cash and cash equivalents	421.6	432.0
Net debt	$913.1	$902.7
Total capital includes:
Net debt	$913.1	$902.7
Total common shareholders’ equity	1,942.5	1,913.5
Total capital	$2,855.6	$2,816.2

Percent of net debt to total capital	32%	32%

Our 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are convertible under certain circumstances, including in any fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price of our common stock for at least 20 days during a period of 30 consecutive trading days ending on the last day of such fiscal quarter exceeds 130% of the conversion price of the notes (approximately $79.72). During the first quarter 2014 and the fourth quarter 2013, our closing stock price exceeded the 130% threshold described above and, accordingly, the Convertible Notes have been classified as a current liability as of March 30, 2014 and December 31, 2013. The determination of whether or not the Convertible Notes are convertible under such circumstances is made each quarter until maturity or conversion. Consequently, the Convertible Notes may not be convertible in one or more future quarters if the common stock price-based contingent conversion threshold is not met in such quarters, in which case the Convertible Notes would again be classified as long-term debt unless another conversion event set forth in the Convertible Notes has occurred. We have elected a net settlement method to satisfy our conversion obligation, under which we may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of our existing cash on hand and borrowings under our credit facility, our use of these funds could adversely affect our results of operations and liquidity. The classification of the Convertible Notes as a current liability had no impact on our financial covenants.

Our senior credit agreement and the indenture under which we issued our 6.875% Senior Subordinated Notes due 2019 (the “2019 Notes”) contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. The obligations under the senior credit agreement are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries and (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by us and each guarantor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of March 30, 2014 and December 31, 2013, the Company has recorded reserves of approximately $3.9 million and $6.8 million, respectively, in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

There have been no significant changes in risk factors for the quarter ended March 30, 2014. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description
4.1	—

Fourth Supplemental Indenture, dated April 18, 2014, among the Company, the Guaranteeing Subsidiaries party thereto and Wells Fargo Bank, N.A., as trustee, relating to the Company’s 6.875% Senior Subordinated Notes due 2019.

+10.1	—

Letter Agreement, dated as of April 1, 2014, between the Company and Liam Kelly, relating to compensation and benefits to be provided to Mr. Kelly in connection with his appointment as Executive Vice President and President, Americas.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 30, 2014 and March 31, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013; (iii) the Condensed Consolidated Balance Sheets as of March 30, 2014 and December 31, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and March 31, 2013; (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 30, 2014 and March 31, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

+Indicates management contract or compensatory plan or arrangement.

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

Dated: April 30, 2014