Form 10-Q
period 2014-06-29
TELEFLEX INC
filed 2014-07-30
CIK 96943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission file number 1-5353

TELEFLEX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	23-1147939
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

550 E. Swedesford Rd., Suite 400, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

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

The registrant had 41,396,149 shares of common stock, $1.00 par value, outstanding as of July 21, 2014.

TELEFLEX INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars and shares in thousands, except per share)
Net revenues	$468,105	$420,059	$906,651	$831,936
Cost of goods sold	224,017	210,569	441,404	421,926
Gross profit	244,088	209,490	465,247	410,010
Selling, general and administrative expenses	146,843	116,253	287,140	243,203
Research and development expenses	14,870	16,524	28,932	31,531
Restructuring and other impairment charges	7,623	12,962	15,403	22,121
Income from continuing operations before interest and taxes	74,752	63,751	133,772	113,155
Interest expense	16,062	14,425	31,466	28,618
Interest income	(146)	(157)	(333)	(314)
Income from continuing operations before taxes	58,836	49,483	102,639	84,851
Taxes on income from continuing operations	10,006	6,082	18,540	13,749
Income from continuing operations	48,830	43,401	84,099	71,102
Operating loss from discontinued operations	(1,594)	(1,026)	(1,619)	(1,784)
Tax benefit on loss from discontinued operations	(469)	(260)	(369)	(556)
Loss from discontinued operations	(1,125)	(766)	(1,250)	(1,228)
Net income	47,705	42,635	82,849	69,874
Less: Income from continuing operations attributable to noncontrolling interest	453	194	639	395
Net income attributable to common shareholders	$47,252	$42,441	$82,210	$69,479

Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.17	$1.05	$2.02	$1.72
Loss from discontinued operations	(0.03)	(0.02)	(0.03)	(0.03)
Net income	$1.14	$1.03	$1.99	$1.69

Diluted:
Income from continuing operations	$1.04	$0.99	$1.81	$1.64
Loss from discontinued operations	(0.02)	(0.01)	(0.03)	(0.03)
Net income	$1.02	$0.98	$1.78	$1.61

Dividends per share	$0.34	$0.34	$0.68	$0.68

Weighted average common shares outstanding
Basic	41,380	41,115	41,321	41,064
Diluted	46,392	43,429	46,071	43,238

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$48,377	$43,207	$83,460	$70,707
Loss from discontinued operations, net of tax	(1,125)	(766)	(1,250)	(1,228)
Net income	$47,252	$42,441	$82,210	$69,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars in thousands)
Net income	$47,705	$42,635	$82,849	$69,874
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(531) and $4,461, $(3,719) and $(1,353) for the three and six month periods, respectively	1,173	(6,100)	5,290	(32,805)
Pension and other postretirement benefit plans adjustment, net of tax of $206, $519, $709 and $1,023 for the three and six month periods, respectively	618	866	1,242	1,956
Derivatives qualifying as hedges, net of tax of $40, $(111), $82, and $(7) for the three and six month periods, respectively	73	(192)	143	(12)
Other comprehensive income (loss), net of tax:	1,864	(5,426)	6,675	(30,861)
Comprehensive income	49,569	37,209	89,524	39,013
Less: comprehensive income attributable to non-controlling interest	455	2	707	244
Comprehensive income attributable to common shareholders	$49,114	$37,207	$88,817	$38,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$237,382	$431,984
Accounts receivable, net	301,720	295,290
Inventories, net	356,467	333,621
Prepaid expenses and other current assets	38,386	39,810
Prepaid taxes	47,641	36,504
Deferred tax assets	50,497	52,917
Assets held for sale	9,161	10,428
Total current assets	1,041,254	1,200,554
Property, plant and equipment, net	343,408	325,900
Goodwill	1,373,356	1,354,203
Intangible assets, net	1,233,905	1,255,597
Investments in affiliates	1,465	1,715
Deferred tax assets	944	943
Other assets	69,501	70,095
Total assets	$4,063,833	$4,209,007

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$362,273	$356,287
Accounts payable	73,533	71,967
Accrued expenses	80,040	74,868
Current portion of contingent consideration	2,959	4,131
Payroll and benefit-related liabilities	66,569	73,090
Accrued interest	9,991	8,725
Income taxes payable	21,817	23,821
Other current liabilities	35,308	22,231
Total current liabilities	652,490	635,120
Long-term borrowings	700,000	930,000
Deferred tax liabilities	517,433	514,715
Pension and postretirement benefit liabilities	102,194	109,498
Noncurrent liability for uncertain tax provisions	56,687	55,152
Other liabilities	50,650	48,506
Total liabilities	2,079,454	2,292,991
Commitments and contingencies
Total common shareholders' equity	1,982,277	1,913,527
Noncontrolling interest	2,102	2,489
Total equity	1,984,379	1,916,016
Total liabilities and equity	$4,063,833	$4,209,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
	(Dollars in thousands)

Cash Flows from Operating Activities of Continuing Operations
Net income	$82,849	$69,874
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,250	1,228
Depreciation expense	23,997	19,876
Amortization expense of intangible assets	32,102	24,551
Amortization expense of deferred financing costs and debt discount	7,716	7,533
Changes in contingent consideration	(6,617)	(7,926)
Stock-based compensation	5,726	5,766
Deferred income taxes, net	2,811	(3,351)
Other	(2,142)	(8,243)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	640	(18,084)
Inventories	(16,385)	(29,354)
Prepaid expenses and other current assets	2,407	303
Accounts payable and accrued expenses	(1,731)	1,163
Income taxes receivable and payable, net	(12,462)	(7,093)
Net cash provided by operating activities from continuing operations	120,161	56,243

Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(30,850)	(36,897)
Proceeds from sale of assets and investments	4,139	-
Payments for businesses and intangibles acquired, net of cash acquired	(28,535)	(36,954)
Investment in affiliates	(60)	(50)
Net cash used in investing activities from continuing operations	(55,306)	(73,901)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	250,000	-
Repayment of long-term borrowings	(480,000)	-
Debt issuance fees	(3,275)	-
Proceeds from share based compensation plans and the related tax impacts	2,391	3,892
Payments to noncontrolling interest shareholders	(1,094)	(736)
Payments for contingent consideration	-	(9,487)
Dividends	(28,093)	(27,944)
Net cash used in financing activities from continuing operations	(260,071)	(34,275)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,531)	(1,437)
Net cash used in discontinued operations	(1,531)	(1,437)

Effect of exchange rate changes on cash and cash equivalents	2,145	(2,251)
Net decrease in cash and cash equivalents	(194,602)	(55,621)
Cash and cash equivalents at the beginning of the period	431,984	337,039
Cash and cash equivalents at the end of the period	$237,382	$281,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Earnings	Income (Loss)	Shares	Dollars	Interest	Equity
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2012	43,102	$43,102	$394,384	$1,601,460	$(132,048)	2,130	$(127,948)	$2,587	$1,781,537
Net income				69,479				395	69,874
Cash dividends ($0.68 per share)				(27,944)					(27,944)
Other comprehensive loss					(30,710)			(151)	(30,861)
Distributions to noncontrolling interest shareholders								(736)	(736)
Shares issued under compensation plans	97	97	7,007			(51)	2,507		9,611
Deferred compensation			(9)			(1)	55		46
Balance at June 30, 2013	43,199	$43,199	$401,382	$1,642,995	$(162,758)	2,078	$(125,386)	$2,095	$1,801,527

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Earnings	Income (Loss)	Shares	Dollars	Interest	Equity
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2013	43,243	$43,243	$409,338	$1,696,424	$(110,855)	2,064	$(124,623)	$2,489	$1,916,016
Net income				82,210				639	82,849
Cash dividends ($0.68 per share)				(28,093)					(28,093)
Other comprehensive income					6,607			68	6,675
Distributions to noncontrolling interest shareholders								(1,094)	(1,094)
Shares issued under compensation plans	144	144	5,237			(70)	2,564		7,945
Deferred compensation						(2)	81		81
Balance at June 29, 2014	43,387	$43,387	$414,575	$1,750,541	$(104,248)	1,992	$(121,978)	$2,102	$1,984,379

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

In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with Rule 10-01 of SEC Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Effective January 1, 2014, the Company realigned its operating segments to reflect changes in the Company’s internal financial reporting structure. See Note 14 for additional information on the Company’s changed reporting structure.

The Company’s share based compensation plan permits employees to elect to have shares withheld by the Company to satisfy their minimum statutory tax withholding obligations arising from the exercise or vesting of share based awards.  The Company then remits, in cash, the withholding taxes to the appropriate tax authorities on behalf of the employee.  For the six months ended June 29, 2014, the Company has classified such payments as a cash outflow from financing activities under the caption “Proceeds from share based compensation plans and the related tax impacts” within the condensed consolidated statement of cash flows.  The Company views the activity as, in effect, a repurchase of the employee’s shares.  The Company’s payments were previously reported as a cash outflow from operating activities; therefore, the Company reclassified the cash outflow for the six months ended June 30, 2013 of $2.3 million to conform to the presentation for the six months ended June 29, 2014 within the condensed consolidated statement of cash flows as well as the condensed consolidating statement of cash flows included in Note 15. The Company’s future filings incorporating financial periods prior to 2014 will also reflect this reclassification.

Additionally, the Company made certain revisions to the prior year condensed consolidating statements of cash flows included in the condensed consolidated guarantor financial information included in Note 15 to correct errors identified in the fourth quarter 2013.

As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

Note 2 — New accounting standards

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance for the reporting of discontinued operations. Under the new guidance, only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operations and financial results will be reported as discontinued operations in an entity's financial statements. In addition, the new guidance requires additional disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The new guidance also requires disclosures regarding disposals of a significant component of an entity that does not qualify for discontinued operations reporting.This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. The

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company does not believe the adoption of this guidance will have a material impact on the Company’s results of operations, cash flows or financial position.

In May 2014, the FASB, in a joint effort with the International Accounting Standards Board, issued new accounting guidance to clarify the principles for recognizing revenue.  The new guidance is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers.  The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years.  Early application is not permitted. The Company is currently evaluating this guidance to determine the impact on the Company’s results of operations, cash flows, and financial position.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date or, in some cases where early adoption is permitted, in advance of the specified effective date. The Company has assessed the recently issued standards that are not yet effective and, unless otherwise discussed, believes these standards will not have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3 — Acquisitions

On February 3, 2014, the Company acquired Mayo Healthcare Pty Limited, (“Mayo Healthcare”), a distributor of medical devices and supplies primarily in the Australian market. The total fair value of consideration for the Mayo Healthcare acquisition was $28.5 million, which included an initial payment of $29.0 million in cash, partially offset by a $0.5 million favorable working capital adjustment. Transaction expenses associated with the acquisition, which are included in selling, general and administrative expenses on the condensed consolidated statements of income were $0.3 million for the six months ended June 29, 2014. The results of operations of the Mayo Healthcare business are included in the condensed consolidated statements of income from the acquisition date. For the three months ended June 29, 2014, the Company recorded revenue and income from continuing operations before taxes related to the Mayo Healthcare business of $9.4 million and $3.2 million, respectively.  For the six months ended June 29, 2014, the Company recorded revenue and income from continuing operations before taxes related to the Mayo Healthcare business of $13.5 million and $3.8 million, respectively. Pro forma information is not presented as the Mayo Healthcare operations are not significant to the overall operations of the Company.

The following table presents the preliminary fair value determination of the assets acquired and liabilities assumed in the Mayo Healthcare acquisition.

(Dollars in thousands)
Assets
Current assets	$10,393
Property, plant and equipment	306
Customer lists intangible asset	9,335
Goodwill	15,986
Total assets acquired	36,020
Liabilities
Current liabilities	4,685
Deferred tax liabilities	2,800
Liabilities assumed	7,485
Net assets acquired	$28,535

The Company is continuing to evaluate the Mayo Healthcare acquisition. Further adjustments to the fair value determination may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed, primarily with respect to deferred tax assets and liabilities and goodwill.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Among the acquired assets, customer lists have a useful life of 10 years. The goodwill resulting from the acquisition primarily reflects the synergies expected to be realized from integration of the acquired business. Goodwill and the step-up in basis of the intangible assets in connection with stock acquisitions such as the Mayo Healthcare acquisition are not deductible for tax purposes.

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

Note 4 — Restructuring and other impairment charges

2014 Manufacturing Footprint Realignment

On April 28, 2014, the Board of Directors approved a restructuring plan (the “2014 Manufacturing Footprint Realignment Plan”) involving the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities, and will include the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter ended June 29, 2014 and are expected to be substantially completed by the end of 2017.

The Company estimates that it will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $42 to $53 million, most of which are expected to be incurred prior to the end of 2016. In addition, the Company estimates that $32 million to $40 million of the aggregate pre-tax charges will result in future cash outlays, most of which are expected to be incurred prior to the end of 2016.

The following table provides a summary of the Company’s current cost estimates by major type of cost associated with the 2014 Manufacturing Footprint Realignment Plan:

Type of cost	Total estimated amount expected to be incurred

Termination benefits	$12 million to $15 million
Facility closure and other exit costs(1)	$2 million to $5 million
Accelerated depreciation charges	$10 million to $12 million
Other (2)	$18 million to $21 million
$42 million to $53 million

(1)	Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.
(2)	Consists of other costs directly related to the Plan, including project management, legal and regulatory costs.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded expenses of $9.5 million for the three and six month ended June 29, 2014 related to the 2014 Manufacturing Footprint Realignment Plan. Of this amount, $8.6 million related to termination benefits and was recorded as restructuring expense and $0.9 million related to accelerated depreciation and other costs and was recorded as cost of sales. As of June 29, 2014, the Company has a restructuring reserve of $8.6 million in connection with the 2014 Manufacturing Footprint Realignment Plan all of which relates to termination benefits.

As the program progresses, management will reevaluate the estimated costs set forth above, and may revise its estimates and the accounting charges relating to these actions, as appropriate, consistent with generally accepted accounting principles.

2014 European Restructuring Plan

On February 27, 2014, the Company committed to a restructuring plan (the “2014 European Restructuring Plan”), which impacts certain administrative functions in Europe and involves the consolidation of operations and a related reduction in workforce at certain of the Company’s European facilities.

The Company estimates that it will record pre-tax charges of approximately $8 million to $9 million in connection with implementing the 2014 European Restructuring Plan. The Company anticipates that substantially all of these charges will involve employee termination benefits that will result in future cash outlays. For the three months ended June 29, 2014 the Company reversed $0.6 million of expense after determining certain termination benefit reserves would not be utilized. For the six months ended June 29, 2014, the Company incurred $8.1 million of charges primarily related to termination benefits. As of June 29, 2014, the Company had a reserve of $5.3 million in connection with this project.  The Company expects to complete this program in 2014.

2014 Restructuring Charges

In June 2014, the Company initiated programs to consolidate locations in Australia and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company estimates that it will incur an aggregate of $2 million to $3 million in restructuring and other impairment charges over the term of these restructuring programs, of which $1.8 million was incurred through June 29, 2014. These programs include costs related to termination benefits, contract termination costs and other exit costs. As of June 29, 2014, the Company has a reserve of $0.4 million in connection with these programs. The Company expects to complete the programs in 2014.

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

A reconciliation of the changes in accrued liabilities associated with the LMA restructuring program from December 31, 2013 through June 29, 2014 is set forth in the following table:

	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
Balance at December 31, 2013	$552	$427	$3,686	$16	$4,681
Subsequent accruals (reversals)	(29)	(112)	(3,231)	—	(3,372)
Cash payments	(494)	(317)	(70)	—	(881)
Foreign currency translation	—	2	(1)	1	2
Balance at June 29, 2014	$29	$-	$384	$17	$430

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six months ended June 29, 2014, the Company reversed approximately $3.2 million in contract termination costs related to the settlement of a terminated distributor agreement.

The Company does not expect to incur additional costs associated with this program. The Company expects to complete the program in 2015.

2013 Restructuring Charges

In 2013, the Company initiated programs to consolidate manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company estimates that it will incur an aggregate of up to $11.0 million in restructuring and other impairment charges over the term of these restructuring programs, of which $10.8 million was incurred through June 29, 2014. These programs entail costs related to termination benefits, contract termination costs and charges related to post-closing obligations associated with its acquired businesses. As of June 29, 2014, the Company has a reserve of $1.6 million in connection with these programs. The Company expects to complete the programs in 2015.

2012 Restructuring Charges

In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse; and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. Aside from nominal facility closure costs anticipated in 2014, the Company does not expect to incur additional costs associated with this program. As of June 29, 2014, the Company has a reserve of $0.6 million in connection with these projects. The Company expects to complete this program in 2015.

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

There were no impairment charges recorded for the three and six months ended June 29, 2014 or for the three months ended June 30, 2013.

The restructuring and other impairment charges recognized for the three and six months ended June 29, 2014 and June 30, 2013 consisted of the following:

Three Months Ended June 29, 2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint realignment	$8,577	$—	$—	$—	$8,577
2014 European restructuring plan	(566)	—	305	49	(212)
2014 Restructuring charges	476	—	1,174	131	1,781
LMA restructuring program	(29)	(154)	(2,759)	—	(2,942)
2013 Restructuring charges	317	—	57	22	396
2012 Restructuring charges	(9)	34	—	—	25
2011 Restructuring plan	—	(2)	—	—	(2)
Total restructuring and other impairment charges	$8,766	$(122)	$(1,223)	$202	$7,623

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Three Months Ended June 30, 2013
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
LMA restructuring program	$802	$293	$2,839	$7	$3,941
2013 Restructuring charges	1,131	—	3,391	2,828	7,350
2012 Restructuring charges	1,216	102	293	5	1,616
2011 Restructuring plan	—	—	—	—	—
2007 Arrow integration program	—	55	—	—	55
Total restructuring and other impairment charges	$3,149	$450	$6,523	$2,840	$12,962

Six Months Ended June 29, 2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint realignment	$8,577	$—	$—	$—	$8,577
2014 European restructuring plan	7,752	—	305	49	8,106
2014 Restructuring charges	476	—	1,174	131	1,781
LMA restructuring program	(29)	(112)	(3,231)	—	(3,372)
2013 Restructuring charges	485	—	57	22	564
2012 Restructuring charges	(619)	354	—	—	(265)
2011 Restructuring plan	—	12	—	—	12
Total restructuring and other impairment charges	$16,642	$254	$(1,695)	$202	$15,403

Six Months Ended June 30, 2013
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
LMA restructuring program	$2,826	$374	$3,281	$115	$6,596
2013 Restructuring charges	1,552	—	3,391	2,887	7,830
2012 Restructuring charges	2,666	102	293	5	3,066
2007 Arrow integration program	—	135	—	—	135
	7,044	611	6,965	3,007	17,627
Impairment charges	—	—	—	4,494	4,494
Total restructuring and other impairment charges	$7,044	$611	$6,965	$7,501	$22,121

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restructuring and other impairment charges by reportable segment for the three and six months ended June 29, 2014 and June 30, 2013 are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars in thousands)		(Dollars in thousands)
Restructuring and other impairment charges
Vascular North America	$5,887	$130	$5,962	$627
Anesthesia/Respiratory North America	1,151	762	1,178	2,669
Surgical North America	—	2,800	—	7,294
EMEA	(1,575)	7,913	6,315	9,207
Asia	519	147	597	245
OEM	—	588	—	588
All other	1,641	622	1,351	1,491
Total restructuring and other impairment charges	$7,623	$12,962	$15,403	$22,121

Note 5 — Inventories, net

Inventories as of June 29, 2014 and December 31, 2013 consisted of the following:

	June 29, 2014	December 31, 2013
	(Dollars in thousands)
Raw materials	$74,790	$70,209
Work-in-process	59,412	53,672
Finished goods	255,244	242,113
	389,446	365,994
Less: Inventory reserve	(32,979)	(32,373)
Inventories, net	$356,467	$333,621

Note 6 — Goodwill and other intangible assets, net

The following table provides information relating to changes in the carrying amount of goodwill by reportable segment for the six months ended June 29, 2014:

	Vascular North America	Anesthesia/ Respiratory North America	Surgical North America	EMEA	Asia	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2013
Goodwill	$474,044	$167,195	$250,506	$373,417	$136,946	$284,223	$1,686,331
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	254,517	60,122	250,506	373,417	136,946	278,695	1,354,203
Goodwill related to acquisitions	—	—	—	—	15,986	—	15,986
Translation adjustment	—	(82)	—	(279)	3,636	(108)	3,167

Balance as of June 29, 2014
Goodwill	474,044	167,113	250,506	373,138	156,568	284,115	1,705,484
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	$254,517	$60,040	$250,506	$373,138	$156,568	$278,587	$1,373,356

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides information as of June 29, 2014 and December 31, 2013 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	June 29, 2014	December 31, 2013	June 29, 2014	December 31, 2013
	(Dollars in thousands)
Customer relationships	$638,315	$628,020	$(183,363)	$(168,223)
In-process research and development	68,786	68,786	—	—
Intellectual property	435,811	435,869	(133,795)	(118,086)
Distribution rights	16,761	16,797	(14,726)	(14,592)
Trade names	408,050	407,879	(2,089)	(1,148)
Noncompete agreements	337	337	(182)	(42)
	$1,568,060	$1,557,688	$(334,155)	$(302,091)

During the first quarter 2013, the Company recorded an IPR&D charge of $4.5 million. See Note 4 for additional information.

In May 2012, the Company acquired Semprus BioSciences, a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications.  The Company experienced unexpected difficulties with respect to the development of the Semprus technology, which the Company is currently attempting to resolve through further research and testing. Failure to resolve these issues may result in a reduction of the expected future cash flows related to the Semprus technology and could result in the recognition of impairment charges with respect to the related assets, which could be material.  As of June 29, 2014, the Company has recorded assets at risk of approximately $41.0 million related to this investment.

Amortization expense related to intangible assets was $16.1 million and $12.1 million for the three months ended June 29, 2014 and June 30, 2013, respectively, and $32.1 million and $24.6 million for the six months ended June 29, 2014 and June 30, 2013, respectively.  Estimated annual amortization expense for the remainder of 2014 and the next five succeeding years is as follows (dollars in thousands):

2014	$33,000
2015	55,500
2016	54,500
2017	54,000
2018	53,500
2019	51,000

Note 7 — Borrowings

The components of long-term debt at June 29, 2014 and December 31, 2013 are as follows:

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 29, 2014	December 31, 2013
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 2.15% at June 29, 2014, due 7/16/2018	$200,000	$680,000
3.875% Convertible Senior Subordinated Notes	400,000	400,000
6.875% Senior Subordinated Notes due 2019	250,000	250,000
5.25% Senior Notes due 2024	250,000	-
Total borrowings	1,100,000	1,330,000
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes	(42,427)	(48,413)
	1,057,573	1,281,587
Current portion of borrowings	(357,573)	(351,587)
	$700,000	$930,000

5.25% Senior Notes

On May 21, 2014, the Company issued $250.0 million of 5.25% Senior Notes due 2024 (the “2024 Notes”). The Company will pay interest on the 2024 Notes semi-annually on June 15 and December 15, commencing on December 15, 2014, at a rate of 5.25% per year. The 2024 Notes will mature on June 15, 2024, unless earlier redeemed or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the Indenture related to the 2024 Notes) or upon the Company’s election to exercise its optional redemption rights, as described below. The Company incurred transaction fees of approximately $4.7 million, including underwriters’ discounts and commissions in connection with the offering of the 2024 Notes, which were recorded as a deferred asset and are being amortized over the term of the 2024 Notes. The Company used $245.0 million of the proceeds to repay borrowings under its revolving credit facility.

The Company's obligations under the 2024 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future wholly-owned domestic subsidiaries that is a guarantor or other obligor under the Company’s revolving credit facility and by certain of the Company’s other wholly-owned domestic subsidiaries.

At any time on or after June 15, 2019, the Company may, on one or more occasions, redeem some or all of the 2024 Notes at a redemption price of 102.625% of the principal amount of the 2024 Notes subject to redemption, declining, in annual increments of 0.875%, to 100% of the principal amount on June 15, 2022, plus accrued and unpaid interest.  In addition, at any time prior to June 15, 2019, the Company may, on one or more occasions, redeem some or all of the 2024 Notes at a redemption price equal to 100% of the principal amount of the 2024 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest.  The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2024 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2024 Notes of the present value, on the redemption date of the sum of (i) the June 15, 2019 optional redemption price  plus (ii) all required interest payments on the 2024 Notes through June 15, 2019 (other than accrued and unpaid interest to the redemption date), calculated based on a specified Treasury rate, generally for the period most nearly equal to the period from the redemption date to June 15, 2019, plus 50 basis points.

In addition, at any time prior to June 15, 2017, the Company may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2024 Notes, using the proceeds of specified types of Company equity offerings and subject to specified conditions, at a redemption price equal to 105.25% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.

The 2024 Notes contain covenants that, among other things, limit or restrict the Company’s ability, and the ability of its subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Classification of 3.875% Convertible Notes as a Current Liability

The Company’s 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are convertible under certain circumstances, including in any fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price per share of our common stock for at least 20 days during a period of 30 consecutive trading days ending on the last day of such fiscal quarter exceeds 130% of the $61.32 per share conversion price of the Convertible Notes (approximately $79.72). Since the fourth quarter of 2013, the Company’s closing stock price has exceeded the 130% threshold described above and, accordingly, the Convertible Notes have been classified as a current liability as of June 29, 2014 and December 31, 2013. The determination of whether or not the Convertible Notes are convertible under such circumstances is made each quarter until maturity or conversion. Consequently, the Convertible Notes may not be convertible in one or more future quarters if the common stock price-based contingent conversion threshold is not met in such quarters, in which case the Convertible Notes would again be classified as long-term debt unless another conversion event set forth in the Convertible Notes has occurred. The Company has elected a net settlement method to satisfy the conversion obligation, under which it may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While the Company believes it has sufficient liquidity to repay the principal amounts due through a combination of its existing cash on hand and borrowings under its credit facility, the Company’s use of these funds could adversely affect our results of operations and liquidity. The classification of the Convertible Notes as a current liability had no impact on our financial covenants.

Fair Value of Long-Term Debt

The carrying amount of long-term debt reported in the consolidated balance sheet as of June 29, 2014 is $1,057.6 million. The Company uses quoted market prices to estimate the fair value of its publicly traded debt. To estimate the fair value of debt for which there are no quoted market prices, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of June 29, 2014, categorized by fair value hierarchy level (see Note 10, “Fair value measurement,” in the Company’s annual report on Form 10-K for the year ended December 31, 2013 for further information):

Fair value of debt
(Dollars in thousands)
Level 1	$968,108
Level 2	457,051
Total	$1,425,159

Note 8 — Financial instruments

The Company uses derivative instruments for risk management purposes. Forward exchange contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and thereafter is recognized in the condensed consolidated statement of income in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the condensed consolidated statement of earnings in the period in which such gains and losses occur.

The following table presents the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of June 29, 2014 and December 31, 2013:

June 29, 2014 Fair Value	December 31, 2013 Fair Value

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	(Dollars in thousands)
Asset derivatives:
Foreign exchange contracts:
Prepaid expenses and other current assets	$902	$—
Total asset derivatives	$902	$—

Liability derivatives:
Foreign exchange contracts:
Other current liabilities	$621	$—
Total liability derivatives	$621	$—

The total notional amount for all open foreign exchange contracts as of June 29, 2014 is approximately $42.6 million. As of December 31, 2013, the Company had no open forward rate exchange contracts.

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”) for the three and six months ended June 29, 2014 and June 30, 2013:

	After Tax Gain/(Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars in thousands)
Foreign exchange contracts	$73	$(192)	$143	$(12)
Total	$73	$(192)	$143	$(12)

See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to expense (income), net of tax.

There was no ineffectiveness related to the Company’s derivatives used during the three and six months ended June 29, 2014 and June 30, 2013.

Based on exchange rates at June 29, 2014, approximately $0.1 million of unrealized gains, net of tax, within AOCI are expected to be reclassified from AOCI to the condensed consolidated statement of income during the remainder of 2014. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

An allowance for doubtful accounts is maintained for accounts receivable based on the Company’s historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was $10.2 million and $10.7 million at June 29, 2014 and December 31, 2013, respectively.

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

Some of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided. Collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal, resulted in an increase in the allowance for doubtful accounts related to these countries. If the financial condition of these customers or the healthcare systems in these countries deteriorate such that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. The aggregate net current and long-term accounts receivable for Spain, Italy, Greece and Portugal as a percentage of the Company’s net current and long-term accounts receivable at June 29, 2014 and December 31, 2013 are as follows:

	June 29, 2014	December 31, 2013
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $8.9 million and $7.9 million at June 29, 2014 and December 31, 2013, respectively) in Spain, Italy, Greece and Portugal(1)	$95,653	$97,852
Percentage of total net current and long-term accounts receivable	30.8%	31.0%

(1)	The long-term portion of accounts receivable, net at June 29, 2014 and December 31, 2013 was $12.7 million and $17.6 million, respectively.

For the six months ended June 29, 2014 and June 30, 2013, net revenues from customers in Spain, Italy, Greece and Portugal were $79.6 million and $73.7 million, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 — Fair value measurement

For a description of the fair value hierarchy, see Note 10 to the Company’s 2013 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2013.

The following tables provide information regarding the financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2014 and December 31, 2013:

	Total carrying value at June 29, 2014	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,535	$6,535	$—	$—
Derivative assets	902	—	902	—
Derivative liabilities	621	—	621	—
Contingent consideration liabilities	13,696	—	—	13,696

	Total carrying value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,150	$6,150	$—	$—
Contingent consideration liabilities	20,313	—	—	20,313

There were no transfers of financial assets or liabilities carried at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the six months ended June 29, 2014.

The following table provides information regarding changes in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions during the six months ended June 29, 2014:

Contingent consideration
2014
(Dollars in thousands)
Balance - December 31, 2013	$20,313
Revaluations	(6,617)
Balance - June 29, 2014	$13,696

For the three and six months ended June 29, 2014, the Company recorded net reductions to contingent consideration liabilities of $4.4 million and $6.7 million, respectively, and for the three and six months ended June 30, 2013, the Company recorded reductions to contingent consideration liabilities of $6.6 million and $8.1 million, respectively.   These reductions were the result of changes in probabilities associated with certain regulatory and sales milestones.

Valuation Techniques

The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to pay benefits under certain deferred compensation plans and other compensatory arrangements. The investment assets of the trust are valued using quoted market prices.

The Company’s financial assets and financial liabilities valued based upon Level 2 inputs are comprised of foreign currency forward exchange contracts. The Company uses forward rate exchange contracts to manage currency transaction exposure. The fair value of the foreign currency forward exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The Company has taken into account the creditworthiness of the counterparties in measuring fair value.

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

It is estimated that milestone payments will occur in 2015 and may extend until 2018 or later. As of June 29, 2014, the range of undiscounted amounts the Company could be required to pay for contingent consideration arrangements is between zero and $56.5 million. The Company determines the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments is based on several factors including:

—	estimated cash flows projected from the success of market launches;
—	the estimated time and resources needed to complete the development of acquired technologies;
—	the uncertainty of obtaining regulatory approvals within the required time periods; and
—	the risk adjusted discount rate for fair value measurement.

The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements as of June 29, 2014:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	1.6%—10% (8.6%)
		Probability of payment	0%—100% (32.0%)

As of June 29, 2014, of the $13.7 million of total recorded liabilities for contingent consideration, the Company has recorded approximately $3.0 million in Current portion of contingent consideration and the remaining $10.7 million in Other liabilities.

Note 10 — Changes in shareholders’ equity

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through June 29, 2014, no shares have been purchased under this Board authorization.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Shares in thousands)
Basic	41,380	41,115	41,321	41,064
Dilutive effect of share based awards	413	374	442	384
Dilutive effect of 3.875% Convertible Notes and warrants	4,599	1,940	4,308	1,790
Diluted	46,392	43,429	46,071	43,238

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 6.4 million and 6.5 million for the three and six months ended June 29, 2014 respectively, and approximately 7.9 million for both the three and six month periods ended June 30, 2013, respectively.

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

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, because applicable accounting guidance requires the Company to separately analyze the impact of the convertible note hedge agreements and the impact of the warrant agreements on diluted weighted average shares outstanding, the impact of the convertible note hedge agreements are excluded from the calculation of earnings per share because it would be anti-dilutive. The anti-dilutive shares associated with the convertible note hedges are 2.7 million and 2.6 million for the three and six months ended June 29, 2014, respectively and 1.5 million and 1.4 million for the three and six months ended June 30, 2013, respectively. The treasury stock method is applied when the warrants are in-the-money, assuming the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The strike price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 1.9 million and 1.7 million for the three and six months ended June 29, 2014, respectively and 0.4 million and 0.3 million for the three and six months ended June 30, 2013, respectively.

For additional information regarding the convertible notes and convertible note hedge and warrant agreements see Note 8 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 29, 2014 and June 30, 2013:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2013	$—	$(97,037)	$(13,818)	$(110,855)
Other comprehensive income (loss) before reclassifications	233	(256)	5,222	5,199
Amounts reclassified from accumulated other comprehensive income (loss)	(90)	1,498	—	1,408
Net current-period other comprehensive income	143	1,242	5,222	6,607
Balance at June 29, 2014	$143	$(95,795)	$(8,596)	$(104,248)

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2012	$(381)	$(127,257)	$(4,410)	$(132,048)
Other comprehensive income (loss) before reclassifications	362	(452)	(32,654)	(32,744)
Amounts reclassified from accumulated other comprehensive income (loss)	(374)	2,408	—	2,034
Net current-period other comprehensive income (loss)	(12)	1,956	(32,654)	(30,710)
Balance at June 30, 2013	$(393)	$(125,301)	$(37,064)	$(162,758)

The following table provides information relating to the reclassifications of losses/(gain) in accumulated other comprehensive income into expense/(income), net of tax, for the three and six months ended June 29, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars in thousands)
Gains and losses on foreign exchange contracts:
Cost of goods sold	$(52)	$(194)	$(129)	$(696)
Total before tax	(52)	(194)	(129)	(696)
Tax expense	5	95	39	322
Net of tax	$(47)	$(99)	$(90)	$(374)
Amortization of pension and other postretirement benefit items:
Actuarial losses/(gains) (1)	$1,103	$1,618	$2,205	$3,764
Prior-service costs(1)	(6)	(6)	(11)	(11)
Transition obligation(1)	—	1	-	2
Total before tax	1,097	1,613	2,194	3,755
Tax expense	(382)	(660)	(696)	(1,347)
Net of tax	$715	$953	$1,498	$2,408

Total reclassifications, net of tax	$668	$854	$1,408	$2,034
(1)	These accumulated other comprehensive income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 12 for additional information).

Note 11 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Effective income tax rate	17.0%	12.3%	18.1%	16.2%

The effective income tax rate for the three and six months ended June 29, 2014 was 17.0% and 18.1%, respectively and 12.3% and 16.2% for the three and six months ended June 30, 2013, respectively. The effective tax rate for the three and six months ended June 29, 2014 benefited from a shift in the mix of taxable income to foreign jurisdictions that have lower statutory rates.  Nevertheless, the effective tax rate for the three and six months ended June 30, 2013 was lower, reflecting the realization of net tax benefits resulting from the resolution of a foreign tax matter and the expiration of statutes of limitation for a US state matter.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 — Pension and other postretirement benefits

The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of June 29, 2014, the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, except certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are frozen.

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Six Months Ended		Other Postretirement Benefits Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars in thousands)
Service cost	$447	$464	$138	$161	$897	$929	$276	$325
Interest cost	$4,486	4,142	$596	542	8,969	8,281	1,193	1,541
Expected return on plan assets	$(6,264)	(5,774)	$—	—	(12,524)	(11,544)	—	—
Net amortization and deferral	$1,070	1,414	$27	202	2,141	2,824	53	932
Net benefit expense (income)	$(261)	$246	$761	$905	$(517)	$490	$1,522	$2,798

The Company’s pension contributions are expected to be approximately $9.4 million during 2014, of which $2.3 million and $4.7 million were made during the three and six months ended June 29, 2014, respectively.

Note 13 — Commitments and contingent liabilities

Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the terms of the applicable lease agreement. At June 29, 2014, the Company had no residual value guarantee obligations related to its operating leases.

As of June 29, 2014, the Company recorded $24.8 million in property, plant and equipment representing the estimated fair value of the Company’s percentage of the costs to construct a building under a build-to-suit lease. The build-to-suit lease was entered into in August 2013 and amended in March of 2014 and relates to a U.S. operating facility. Construction on the build-to-suit facility commenced in September 2013 and is expected to be completed in October 2014. The estimated fair value of the Company’s percentage of the construction costs to complete the build-to-suit lease is approximately $28.3 million. For accounting purposes, the Company is deemed the owner of the asset during the construction period and is required to record the estimated fair value of the Company’s percentage of the construction costs as construction in progress during the construction period and a related liability in the same amount. These amounts do not reflect the Company’s cash obligations, but represent the landlord’s costs to construct the Company’s portion of the building and tenant improvements. Based on current expectations, the Company believes that there are no continuing involvement requirements that would prohibit the Company from derecognizing the assets and related liabilities upon commencement of the respective lease terms.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 29, 2014 and December 31, 2013, the Company has recorded $2.2 million and $2.5 million, respectively, in accrued liabilities and $5.4 million and $5.8 million, respectively, in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 29, 2014. The time frame, over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of June 29, 2014 and December 31, 2013, the Company has recorded reserves of approximately $5.0 million and $6.8 million, respectively, in connection with such contingencies, representing what it believes to be a better estimate of the cost than any other amount within the range of estimated possible losses that will be incurred to resolve these matters.    Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of July 29, 2014, the most significant tax examinations in process are in Austria, Canada, the Czech Republic, Germany and the United States. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the Company’s segment results for the three and six months ended June 29, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars in thousands)
Revenue
Vascular North America	$64,187	$56,746	$126,694	$113,420
Anesthesia/Respiratory North America	55,049	58,516	109,763	116,690
Surgical North America	37,969	37,749	73,200	74,437
EMEA	154,670	137,842	304,914	280,260
Asia	62,539	50,409	112,142	92,777
OEM	36,610	32,110	69,791	63,448
All other	57,081	46,687	110,147	90,904
Consolidated net revenues	$468,105	$420,059	$906,651	$831,936

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars in thousands)
Operating Profit
Vascular North America	$9,988	$6,326	$19,381	$11,352
Anesthesia/Respiratory North America	6,293	9,264	11,980	14,942
Surgical North America	14,366	13,651	24,914	27,313
EMEA	30,080	21,226	56,961	44,468
Asia	17,096	13,971	29,932	26,067
OEM	8,296	7,734	14,900	14,094
All other	10,355	9,507	20,121	11,522
Total segment operating profit (1)	96,474	81,679	178,189	149,758
Unallocated expenses (2)	(21,722)	(17,928)	(44,417)	(36,603)
Income from continuing operations before Interest and taxes	$74,752	$63,751	$133,772	$113,155

(1)

Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses.

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, and restructuring and other impairment charges.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars in thousands)
Depreciation and Amortization
Vascular North America	$8,066	$6,875	$15,921	$13,434
Anesthesia/Respiratory North America	3,708	2,874	8,136	6,715
Surgical North America	1,666	2,678	4,035	5,232
EMEA	9,673	6,843	18,610	13,994
Asia	2,305	1,203	4,143	2,415
OEM	1,608	1,213	3,064	2,361
All other	5,376	3,933	9,906	7,809
Consolidated depreciation and amortization	$32,402	$25,619	$63,815	$51,960

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Data

The following table provides total net revenues for the three and six months ended June 29, 2014 and June 30, 2013 and total net property, plant and equipment by geographic region as of June 29, 2014 and December 31, 2013:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Dollars in thousands)
Net revenue (based on selling location)
United States	$228,349	$210,833	$444,810	$418,347
Other Americas	15,188	14,527	29,958	28,678
Germany	35,264	32,708	69,254	66,459
Other Europe	138,929	108,068	273,713	214,754
All other	50,375	53,923	88,916	103,698
	$468,105	$420,059	$906,651	$831,936

	June 29, 2014	December 31, 2013
	(Dollars in thousands)
Net property, plant and equipment
United States	$198,266	$203,985
Other Americas	12,160	12,350
Germany	12,129	12,135
Other Europe	80,075	61,891
All other	40,778	35,539
	$343,408	$325,900

Note 15 —Condensed consolidated guarantor financial information

In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income (loss) for the three and six months ended June 29, 2014 and June 30, 2013, condensed consolidating balance sheets as of June 29, 2014 and December 31, 2013 and condensed consolidating statements of cash flows for the six months ended June 29, 2014 and June 30, 2013, provide consolidated information for:

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

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table illustrates the increase/(decrease) to the previously reported amounts for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations	$1,200	$46,389	$3,738	$(51,327)	$—
Cash Flows from Financing Activities of Continuing Operations:
Intercompany transactions	(1,200)	(28,989)	30,189	—	—
Intercompany dividends paid	—	(17,400)	(33,927)	51,327	—

Cash Flows from Financing Activities of Continuing Operations	$(1,200)	$(46,389)	$(3,738)	$51,327	$—

The Company will also revise the previously reported interim condensed consolidating statements of cash flows for the nine months ended September 29, 2013 when presented in future filings.

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 29, 2014
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net revenues	$-	$290,280	$317,651	$(139,826)	$468,105
Cost of goods sold	-	176,028	177,009	(129,020)	224,017
Gross profit	-	114,252	140,642	(10,806)	244,088
Selling, general and administrative expenses	11,025	76,575	59,135	108	146,843
Research and development expenses	-	12,885	1,985	-	14,870
Restructuring and other impairment charges	-	8,679	(1,056)	-	7,623
Income (loss) from continuing operations before interest, and taxes	(11,025)	16,113	80,578	(10,914)	74,752
Interest expense	35,155	(20,740)	1,647	-	16,062
Interest income	-	-	(146)	-	(146)
Income (loss) from continuing operations before taxes	(46,180)	36,853	79,077	(10,914)	58,836
Taxes (benefit) on income (loss) from continuing operations	(15,710)	13,535	14,344	(2,163)	10,006
Equity in net income of consolidated subsidiaries	78,802	57,250	98	(136,150)	-
Income from continuing operations	48,332	80,568	64,831	(144,901)	48,830
Operating loss from discontinued operations	(1,594)	-	-	-	(1,594)
Taxes (benefit) on income (loss) from discontinued operations	(514)	-	45	-	(469)
Loss from discontinued operations	(1,080)	-	(45)	-	(1,125)
Net income	47,252	80,568	64,786	(144,901)	47,705
Less: Income from continuing operations attributable to noncontrolling interests	-	-	453	-	453
Net income attributable to common shareholders	47,252	80,568	64,333	(144,901)	47,252
Other comprehensive income (loss) attributable to common shareholders	1,862	(2,607)	(2,264)	4,871	1,862
Comprehensive income attributable to common shareholders	$49,114	$77,961	$62,069	$(140,030)	$49,114

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net revenues	$-	$248,012	$239,147	$(67,100)	$420,059
Cost of goods sold	-	143,732	136,322	(69,485)	210,569
Gross profit	-	104,280	102,825	2,385	209,490
Selling, general and administrative expenses	14,899	59,336	42,418	(400)	116,253
Research and development expenses	-	14,082	2,442	-	16,524
Restructuring and other impairment charges	-	1,511	11,451	-	12,962
Income (loss) from continuing operations before interest, and taxes	(14,899)	29,351	46,514	2,785	63,751
Interest expense	33,655	(21,017)	1,787	-	14,425
Interest income	3	-	(160)	-	(157)
Income (loss) from continuing operations before taxes	(48,557)	50,368	44,887	2,785	49,483
Taxes (benefit) on income (loss) from continuing operations	(17,287)	13,729	9,515	125	6,082
Equity in net income of consolidated subsidiaries	74,433	31,599	-	(106,032)	-
Income from continuing operations	43,163	68,238	35,372	(103,372)	43,401
Operating loss from discontinued operations	(1,026)	-	-	-	(1,026)
Taxes (benefit) on income (loss) from discontinued operations	(304)	-	44	-	(260)
Loss from discontinued operations	(722)	-	(44)	-	(766)
Net income	42,441	68,238	35,328	(103,372)	42,635
Less: Income from continuing operations attributable to noncontrolling interests	-	-	194	-	194
Net income attributable to common shareholders	42,441	68,238	35,134	(103,372)	42,441
Other comprehensive income (loss) attributable to common shareholders	(5,234)	(1,224)	(3,559)	4,783	(5,234)
Comprehensive income attributable to common shareholders	$37,207	$67,014	$31,575	$(98,589)	$37,207

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 29, 2014
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net revenues	$-	$552,705	$566,088	$(212,142)	$906,651
Cost of goods sold	-	328,396	314,882	(201,874)	441,404
Gross profit	-	224,309	251,206	(10,268)	465,247
Selling, general and administrative expenses	21,803	157,970	107,056	311	287,140
Research and development expenses	-	24,895	4,037	-	28,932
Restructuring and other impairment charges	-	8,491	6,912	-	15,403
Income (loss) from continuing operations before interest, and taxes	(21,803)	32,953	133,201	(10,579)	133,772
Interest expense	68,881	(40,647)	3,232	-	31,466
Interest income	-	-	(333)	-	(333)
Income (loss) from continuing operations before taxes	(90,684)	73,600	130,302	(10,579)	102,639
Taxes (benefit) on income (loss) from continuing operations	(31,130)	30,753	23,176	(4,259)	18,540
Equity in net income of consolidated subsidiaries	142,926	100,358	192	(243,476)	-
Income from continuing operations	83,372	143,205	107,318	(249,796)	84,099
Operating loss from discontinued operations	(1,619)	-	-	-	(1,619)
Taxes (benefit) on income (loss) from discontinued operations	(457)	-	88	-	(369)
Loss from discontinued operations	(1,162)	-	(88)	-	(1,250)
Net income	82,210	143,205	107,230	(249,796)	82,849
Less: Income from continuing operations attributable to noncontrolling interests	-	-	639	-	639
Net income attributable to common shareholders	82,210	143,205	106,591	(249,796)	82,210
Other comprehensive income attributable to common shareholders	6,607	4,621	6,259	(10,880)	6,607
Comprehensive income attributable to common shareholders	$88,817	$147,826	$112,850	$(260,676)	$88,817

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net revenues	$-	$502,868	$469,952	$(140,884)	$831,936
Cost of goods sold	-	296,436	267,895	(142,405)	421,926
Gross profit	-	206,432	202,057	1,521	410,010
Selling, general and administrative expenses	31,827	126,492	85,090	(206)	243,203
Research and development expenses	-	27,089	4,442	-	31,531
Restructuring and other impairment charges	-	9,278	12,843	-	22,121
Income (loss) from continuing operations before interest, and taxes	(31,827)	43,573	99,682	1,727	113,155
Interest expense	67,190	(42,144)	3,572	-	28,618
Interest income	(3)	-	(311)	-	(314)
Income (loss) from continuing operations before taxes	(99,014)	85,717	96,421	1,727	84,851
Taxes (benefit) on income (loss) from continuing operations	(35,746)	27,980	20,739	776	13,749
Equity in net income of consolidated subsidiaries	134,253	65,749	-	(200,002)	-
Income from continuing operations	70,985	123,486	75,682	(199,051)	71,102
Operating loss from discontinued operations	(2,152)	-	368	-	(1,784)
Taxes (benefit) on income (loss) from discontinued operations	(646)	-	90	-	(556)
Loss from discontinued operations	(1,506)	-	278	-	(1,228)
Net income (loss)	69,479	123,486	75,960	(199,051)	69,874
Less: Income from continuing operations attributable to noncontrolling interests	-	-	395	-	395
Net income (loss) attributable to common shareholders	69,479	123,486	75,565	(199,051)	69,479
Other comprehensive income attributable to common shareholders	(30,710)	(33,350)	(27,372)	60,722	(30,710)
Comprehensive income (loss) attributable to common shareholders	$38,769	$90,136	$48,193	$(138,329)	$38,769

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 29, 2014
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$31,283	$3,235	$202,864	$-	$237,382
Accounts receivable, net	1,192	10,588	286,779	3,161	301,720
Accounts receivable from consolidated subsidiaries	40,046	2,750,172	263,688	(3,053,906)	-
Inventories, net	-	208,536	173,908	(25,977)	356,467
Prepaid expenses and other current assets	13,916	5,175	19,295	-	38,386
Prepaid taxes	30,402	-	17,239	-	47,641
Deferred tax assets	20,136	19,051	11,314	(4)	50,497
Assets held for sale	2,901	1,034	5,226	-	9,161
Total current assets	139,876	2,997,791	980,313	(3,076,726)	1,041,254
Property, plant and equipment, net	3,939	193,017	146,452	-	343,408
Goodwill	-	703,258	670,098	-	1,373,356
Intangibles assets, net	-	722,652	511,253	-	1,233,905
Investments in affiliates	5,637,719	1,354,463	21,374	(7,012,091)	1,465
Deferred tax assets	33,425	-	4,454	(36,935)	944
Notes receivable and other amounts due from consolidated subsidiaries	963,322	978,447	-	(1,941,769)	-
Other assets	29,319	7,628	32,554	-	69,501
Total assets	$6,807,600	$6,957,256	$2,366,498	$(12,067,521)	$4,063,833

LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$357,573	$-	$4,700	$-	$362,273
Accounts payable	5,582	34,483	33,468	-	73,533
Accounts payable to consolidated subsidiaries	2,661,371	190,790	201,745	(3,053,906)	-
Accrued expenses	17,280	18,855	43,905	-	80,040
Current portion of contingent consideration	-	2,959	-	-	2,959
Payroll and benefit-related liabilities	16,472	14,501	35,596	-	66,569
Accrued interest	9,989	-	2	-	9,991
Income taxes payable	-	-	21,817	-	21,817
Other current liabilities	635	29,153	5,524	(4)	35,308
Total current liabilities	3,068,902	290,741	346,757	(3,053,910)	652,490
Long-term borrowings	700,000	-	-	-	700,000
Deferred tax liabilities	-	491,345	63,022	(36,934)	517,433
Pension and other postretirement benefit liabilities	50,913	33,555	17,726	-	102,194
Noncurrent liability for uncertain tax positions	12,649	17,394	26,644	-	56,687
Notes payable and other amounts due from consolidated subsidiaries	973,020	872,248	104,242	(1,949,510)	-
Other liabilities	19,839	17,986	12,825	-	50,650
Total liabilities	4,825,323	1,723,269	571,216	(5,040,354)	2,079,454
Total common shareholders' equity	1,982,277	5,233,987	1,793,180	(7,027,167)	1,982,277
Noncontrolling interest	-	-	2,102	-	2,102
Total equity	1,982,277	5,233,987	1,795,282	(7,027,167)	1,984,379
Total liabilities and equity	$6,807,600	$6,957,256	$2,366,498	$(12,067,521)	$4,063,833

TELEFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$42,749	$14,500	$374,735	$-	$431,984
Accounts receivable, net	1,822	10,948	279,048	3,472	295,290
Accounts receivable from consolidated subsidiaries	42,865	2,623,314	214,469	(2,880,648)	-
Inventories, net	-	211,165	138,165	(15,709)	333,621
Prepaid expenses and other current assets	15,200	6,870	17,740	-	39,810
Prepaid taxes	27,487	-	9,017	-	36,504
Deferred tax assets	20,218	22,472	10,230	(3)	52,917
Assets held for sale	1,669	3,503	5,256	-	10,428
Total current assets	152,010	2,892,772	1,048,660	(2,892,888)	1,200,554
Property, plant and equipment, net	14,189	188,455	123,256	-	325,900
Goodwill	-	797,671	556,532	-	1,354,203
Intangibles assets, net	-	962,243	293,354	-	1,255,597
Investments in affiliates	5,489,676	1,478,429	21,382	(6,987,772)	1,715
Deferred tax assets	35,877	-	4,476	(39,410)	943
Notes receivable and other amounts due from consolidated subsidiaries	1,049,344	873,105	14,169	(1,936,618)	-
Other assets	24,574	7,447	38,074	-	70,095
Total assets	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$351,587	$-	$4,700	$-	$356,287
Accounts payable	2,194	45,802	23,971	-	71,967
Accounts payable to consolidated subsidiaries	2,644,296	147,957	88,395	(2,880,648)	-
Accrued expenses	15,569	21,120	38,179	-	74,868
Current portion of contingent consideration	-	4,131	-	-	4,131
Payroll and benefit-related liabilities	15,976	21,818	35,296	-	73,090
Accrued interest	8,720	-	5	-	8,725
Income taxes payable	-	-	23,821	-	23,821
Other current liabilities	9,646	7,517	5,072	(4)	22,231
Total current liabilities	3,047,988	248,345	219,439	(2,880,652)	635,120
Long-term borrowings	930,000	-	-	-	930,000
Deferred tax liabilities	-	496,228	57,896	(39,409)	514,715
Pension and other postretirement benefit liabilities	57,406	33,777	18,315	-	109,498
Noncurrent liability for uncertain tax positions	11,389	17,241	26,522	-	55,152
Notes payable and other amounts due from consolidated subsidiaries	785,476	957,451	197,173	(1,940,100)	-
Other liabilities	19,884	16,221	12,401	-	48,506
Total liabilities	4,852,143	1,769,263	531,746	(4,860,161)	2,292,991
Total common shareholders' equity	1,913,527	5,430,859	1,565,668	(6,996,527)	1,913,527
Noncontrolling interest	-	-	2,489	-	2,489
Total equity	1,913,527	5,430,859	1,568,157	(6,996,527)	1,916,016
Total liabilities and equity	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007

TELEFLEX INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 29, 2014
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(49,306)	$277,376	$(33,864)	$(74,045)	$120,161
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(2,019)	(14,080)	(14,751)	-	(30,850)
Proceeds from sale of assets and investments	1,669	2,470	-	-	4,139
Payments for businesses and intangibles acquired, net of cash acquired	-	-	(28,535)	-	(28,535)
Investments in affiliates	(60)	-	-	-	(60)
Intercompany dividends received	-	-	229,782	(229,782)	-
Net cash used in investing activities from continuing operations	(410)	(11,610)	186,496	(229,782)	(55,306)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	250,000	-	-	-	250,000
Repayment of long-term borrowings	(480,000)	-	-	-	(480,000)
Debt issuance fees	(3,275)	-	-	-	(3,275)
Proceeds from share based compensation plans and the related tax impacts	2,391	-	-	-	2,391
Payments to noncontrolling interest shareholders		-	(1,094)	-	(1,094)
Dividends	(28,093)	-	-	-	(28,093)
Intercompany transactions	298,758	(277,031)	(21,727)	-	-
Intercompany dividends paid	-	-	(303,827)	303,827	-
Net cash provided by (used in) financing activities from continuing operations	39,781	(277,031)	(326,648)	303,827	(260,071)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,531)	-	-	-	(1,531)
Net cash used in discontinued operations	(1,531)	-	-	-	(1,531)
Effect of exchange rate changes on cash and cash equivalents	-	-	2,145	-	2,145
Net decrease in cash and cash equivalents	(11,466)	(11,265)	(171,871)	-	(194,602)
Cash and cash equivalents at the beginning of the period	42,749	14,500	374,735	-	431,984
Cash and cash equivalents at the end of the period	$31,283	$3,235	$202,864	$-	$237,382

	Six Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor		Condensed
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(58,665)	$92,513	$73,722	$(51,327)	$56,243
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(711)	(28,617)	(7,569)	-	(36,897)
Payments for businesses and intangibles acquired, net of cash acquired	-	1,500	(38,454)	-	(36,954)
Investments in affiliates	(50)	-	-	-	(50)
Net cash used in investing activities from continuing operations	(761)	(27,117)	(46,023)	-	(73,901)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from share based compensation plans and the related tax impacts	3,892	-	-	-	3,892
Payments to noncontrolling interest shareholders	-	-	(736)	-	(736)
Payments for contingent consideration	-	(7,922)	(1,565)	-	(9,487)
Dividends	(27,944)	-	-	-	(27,944)
Intercompany transactions	41,548	(42,063)	515	-	-
Intercompany dividends paid	-	(17,400)	(33,927)	51,327	-
Net cash provided by (used in) financing activities from continuing operations	17,496	(67,385)	(35,713)	51,327	(34,275)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(837)	-	(600)	-	(1,437)
Net cash used in discontinued operations	(837)	-	(600)	-	(1,437)
Effect of exchange rate changes on cash and cash equivalents	-	-	(2,251)	-	(2,251)
Net decrease in cash and cash equivalents	(42,767)	(1,989)	(10,865)	-	(55,621)
Cash and cash equivalents at the beginning of the period	70,860	1,989	264,190	-	337,039
Cash and cash equivalents at the end of the period	$28,093	$-	$253,325	$-	$281,418

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

We also evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may identify opportunities to expand our margins through strategic divestitures of existing businesses and product lines that do not meet our objectives.  In addition, we may seek to optimize our overall facility footprint through restructuring initiatives to further reduce our cost base and enhance our competitive position.  See restructuring and other impairment charges under “Results of Operations” for a discussion of our current restructuring programs.

On February 3, 2014, we acquired Mayo Healthcare Pty Limited, (“Mayo Healthcare”), a distributor of medical devices and supplies primarily for the Australian market. See Note 3 to the condensed consolidated financial statements included in this report for a discussion of the acquisition.

During 2013, we acquired:

—	Vidacare Corporation (“Vidacare”), a provider of intraosseous, or inside the bone, access devices, which complements the vascular access and specialty product portfolios;

—

the assets of Ultimate Medical Pty. Ltd. and its affiliates (“Ultimate”), a supplier of airway management devices with a variety of laryngeal mask airways and other related products, which complement our anesthesia product portfolio; and

—

Eon Surgical, Ltd., a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance a surgeon’s ability to perform scarless surgery while producing better patient outcomes, which complements our surgical product portfolio.

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

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposed a 2.3% excise tax on sales of medical devices. For the three months ended June 29, 2014 and June 30, 2013, the medical device excise tax was $3.3 million and $2.8 million, respectively, and $6.2 million and $5.7 million for the six months ended June 29, 2014 and June 30, 2013, respectively, and is included in selling, general and administrative expenses.

Certain Regulatory Matters

In March 2014, we received a warning letter from the U.S. Food and Drug Administration (FDA) alleging certain violations of the Quality System Regulation, or QSR, observed during a September 2013 inspection of our Arlington Heights, Illinois manufacturing facility.  FDA’s concerns relate to failure to appropriately establish and maintain certain manufacturing, corrective and preventive action, and process validation procedures.  In May 2014, the FDA returned to the Arlington Heights facility and re-issued its inspectional observations from the March 2014 warning letter and also required that we report to the FDA a field corrective action we took with respect to a product manufactured at our Arlington Heights facility, which we did.  We have provided detailed responses and updates to the FDA as to our corrective actions, and continue to work to address the issues identified by the FDA.  Until the violations are corrected, and those corrective actions are accepted and verified by FDA’ s re-inspection, we may be subject to additional enforcement action by the FDA. Additionally, the warning letter states that requests for Certificates to Foreign Governments related to products manufactured at the Arlington Heights facility will not be granted until the violations have been corrected.

Results of Operations

Certain financial information is presented on a rounded basis, which may cause minor differences.

Net Revenues

	Three Months Ended		Six Months Ended
	June 29 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(Dollars in millions)
Net Revenues	$468.1	$420.1	$906.7	$831.9

Net revenues for the three months ended June 29, 2014 increased 11.4% to $468.1 million from $420.1 million for the three months ended June 30, 2013. The $48.0 million increase in net revenues is largely due to the businesses acquired during 2013 and 2014, which generated net revenues of $27.0 million, including $21.3 million, $4.6 million and $1.1 million generated by Vidacare, Mayo Healthcare and Ultimate, respectively. Net revenues further benefited from price increases of $8.1 million, primarily in the EMEA and Asia segments, the favorable impact of foreign currency exchange rates of $5.5 million, higher sales volumes of $4.3 million, primarily in the EMEA and OEM segments and new product sales of $3.1 million, primarily in the Vascular North America and Anesthesia/Respiratory North America segments.

Net revenues for the six months ended June 29, 2014 increased 9.0% to $906.7 million from $831.9 million for the six months ended June 30, 2013. The $74.8 million increase in net revenues is largely due to the businesses acquired during 2013 and 2014, which generated net revenues of $50.2 million, including $41.5 million, $6.5 million and $2.2 million generated by Vidacare, Mayo Healthcare and Ultimate, respectively. Net revenues further benefited from price increases of $12.5 million, primarily in the EMEA and Asia segments, new product sales of $6.4 million, primarily in the Vascular North America and Anesthesia/Respiratory North America segments and the favorable impact of foreign currency exchange rates of $7.5 million.

Gross profit

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30 2013

	(Dollars in millions)
Gross profit	$244.1	$209.5	$465.2	$410.0
Percentage of sales	52.1%	49.9%	51.3%	49.3%

For the three and six month periods ended June 29, 2014 gross profit as a percentage of revenues increased 2.2% and 2.0%, respectively, compared to the corresponding prior year periods. The increase for the three and six month periods ended June 29, 2014 reflects the benefit of higher margin sales from recent acquisitions including Vidacare, Mayo Healthcare and Ultimate, price increases, primarily in the EMEA and Asia segments, the favorable impact of foreign currency exchange rates and increases in new product sales, primarily in the Vascular North America and Anesthesia/Respiratory North America segments.  These improvements in gross profit were partially offset by higher raw materials and manufacturing costs.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(Dollars in millions)
Selling, general and administrative	$146.8	$116.3	$287.1	$243.2
Percentage of sales	31.4%	27.7%	31.7%	29.2%

Selling, general and administrative expenses increased $30.5 million for the three months ended June 29, 2014 compared to the three months ended June 30, 2013. The increase is principally due to $11.6 million of expenses associated with acquired businesses, primarily Vidacare, Mayo Healthcare and Ultimate, $6.6 million of higher general and administrative costs primarily due to increases in employee related expenses, higher amortization expense of $3.9 million, the majority of which relates to the amortization of Vidacare intangibles; $2.2 million of higher IT related costs, primarily associated with the ongoing maintenance of enterprise resource planning software systems; and the unfavorable impact of foreign currency exchange rates of $1.5 million.  The increase in selling, general and administrative expenses was also affected by a $2.2 million lower benefit from reductions in contingent consideration in the second quarter of 2014 as compared to the second quarter of 2013.

Selling, general and administrative expenses increased $43.9 million for the six months ended June 29, 2014 compared to the six months ended June 30, 2013. The increase is primarily due to $26.8 million of expenses associated with acquired businesses, primarily Vidacare, Mayo Healthcare and Ultimate, higher amortization expense of $7.5 million, the majority of which relates to the amortization of Vidacare intangibles; $4.2 million of higher IT related costs primarily associated with the ongoing maintenance of enterprise resource planning software systems; $1.7 million of increased spending in sales and marketing; and the $1.6 million unfavorable impact of foreign currency exchange rates.  The increase in selling general and administrative expenses was also affected by a $1.4 million lower benefit from contingent consideration reserve reductions for the six months ended June 29, 2014 as compared to the six months ended June 30, 2013.

Research and development

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(Dollars in millions)
Research and development	$14.9	$16.5	$28.9	$31.5
Percentage of sales	3.2%	3.9%	3.2%	3.8%

The decline in research and development expenses for the three month and six months ended June 29, 2014 reflects reduced development and new product-related activity as compared to the three and six months ended June 30, 2013. Research and development expenses during the three and six months ended June 30, 2013 reflect the development of late-stage technologies we acquired in 2012 as well as certain product launches that occurred during the second half of 2013.

Restructuring and other impairment charges

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(Dollars in millions)
Restructuring and other impairment charges	$7.6	$13.0	$15.4	$22.1

On April 28, 2014, our Board of Directors approved a restructuring plan that involves the consolidation of certain facilities and a related reduction in workforce. We estimate that we will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $42 million to $53 million, of which we expect to incur approximately $22 million to $23 million in 2014 and most of the balance prior to the end of 2016.  We estimate that $32 million to $40 million of these charges will result in future cash outlays, of which we expect approximately $9 million to $11 million will be made in 2014 and most of the balance will be made prior to the end of 2016.  Additionally, we expect to incur aggregate capital expenditures of approximately $24 million to $30 million under the restructuring plan, of which $10 million to $15 million will be incurred during 2014.  We currently expect to achieve annualized savings of $28 million to $35 million once the restructuring is fully implemented, and currently expect that we will begin to realize savings beginning in 2015.

For the three and six months ended June 29, 2014, we recorded $7.6 and $15.4 million, respectively, in restructuring and other asset impairment charges. For the three months ended June 29, 2014, we incurred $8.6 million of charges pertaining to termination benefits in connection with our 2014 manufacturing footprint realignment restructuring program and $2.5 million of charges pertaining to termination benefits, contract termination and other exit costs associated with other restructuring activities initiated in 2014 and 2013.  These charges were partially offset by a $3.5 million reversal of expense, which was primarily related to the settlement of a terminated European distributor agreement associated with our LMA restructuring program. For the six months ended June 29, 2014, we incurred $8.6 million of charges pertaining to termination benefits in connection with our 2014 manufacturing footprint realignment restructuring program; $8.1 million of charges primarily related to termination benefits associated with our 2014 European restructuring program; and $2.3 million of charges pertaining to termination benefits, contract termination and other exit costs associated with other restructuring activities initiated in 2014 and 2013. These charges were partially offset by $3.6 million of reversals of expense, which was primarily related to the settlement of a terminated European distributor agreement associated with our LMA restructuring program.

During the three and six months ended June 30, 2013, we recorded $13.0 million and $22.1 million, respectively, in restructuring and impairment charges. For the three months ended June 30, 2013, we incurred $3.9 million of charges pertaining to termination benefits, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program, approximately $6.3 million primarily related to termination benefit and contract termination costs associated with other restructuring activities initiated in 2012 and 2013 and $2.8 million of charges related to expected post-closing obligations associated with acquired businesses. For the six months ended June 30, 2013, we recorded a $4.5 million write-off of an in-process research and development project associated with the Axiom acquisition, $6.6 million pertaining to termination benefits, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program; $8.2 million primarily related to termination benefit and contract termination costs associated with other restructuring activities initiated in 2012 and 2013; and $2.8 million of charges related to expected post-closing obligations associated with acquired businesses.

For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.

Interest expense

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(Dollars in millions)
Interest expense	$16.1	$14.4	$31.5	$28.6
Average interest rate on debt	4.1%	4.1%	3.8%	4.1%

The increase in interest expense for the three and six months ended June 29, 2014 compared to the corresponding periods in 2013 reflects an increase of $131 million and $205 million in average outstanding debt, respectively.

Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Effective income tax rate	17.0%	12.3%	18.1%	16.2%

The effective income tax rate for the three and six months ended June 29, 2014 was 17.0% and 18.1%, respectively and 12.3% and 16.2% for the three and six months ended June 30, 2013, respectively. The effective tax rate for the three and six months ended June 29, 2014 benefited from a shift in the mix of taxable income to foreign jurisdictions that have lower statutory rates.  Nevertheless, the effective tax rate for the three and six months ended June 30, 2013 was lower, reflecting the realization of net tax benefits resulting from the resolution of a foreign tax matter and the expiration of statutes of limitation for a U.S. state matter.

Segment Financial Information

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Increase/ (Decrease)	June 29, 2014	June 30, 2013	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)			(Dollars in millions)
Vascular North America	$64.2	$56.8	13.1	$126.7	$113.4	11.7
Anesthesia/Respiratory North America	55.0	58.5	(5.9)	109.8	116.7	(5.9)
Surgical North America	38.0	37.8	0.6	73.2	74.4	(1.7)
EMEA	154.7	137.8	12.2	304.9	280.3	8.8
Asia	62.5	50.4	24.1	112.2	92.8	20.9
OEM	36.6	32.1	14.0	69.8	63.4	10.0
All other	57.1	46.7	22.3	110.1	90.9	21.2
Segment net revenues	$468.1	$420.1	11.4	$906.7	$831.9	9.0

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Increase/ (Decrease)	June 29, 2014	June 30, 2013	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)			(Dollars in millions)
Vascular North America	$10.0	$6.3	57.9	$19.4	$11.4	70.7
Anesthesia/Respiratory North America	6.3	9.3	(32.1)	12.0	14.9	(19.8)
Surgical North America	14.4	13.7	5.2	24.9	27.3	(8.8)
EMEA	30.0	21.2	41.7	57.0	44.5	28.1
Asia	17.1	14.0	22.4	29.9	26.1	14.8
OEM	8.3	7.7	7.3	14.9	14.1	5.7
All other	10.4	9.5	8.9	20.1	11.5	74.6
Segment operating profit (1)	$96.5	$81.7	18.1	$178.2	$149.8	19.0

(1)

See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.

The following is a discussion of our segment operating results.

Comparison of the three and six months ended June 29, 2014 and June 30, 2013

Vascular North America

Vascular North America net revenues for the three months ended June 29, 2014 were $64.2 million, an increase of 13.1% compared to the prior year period. The increase was primarily due to Vidacare product sales of $6.5 million and increases in new product sales of $1.0 million. Vascular net revenues for the six months ended June 29, 2014 were $126.7 million, an increase of 11.7% compared to the prior year period.  The increase is primarily due to Vidacare product sales of $12.3 million and increases in new product sales of $2.2 million, which were partially offset by lower sales volumes of existing products of $1.1 million.

Vascular North America operating profit for the three months ended June 29, 2014 was $10.0 million, an increase of 57.9% compared to the prior year period. The increase was primarily due to operating profit generated by Vidacare product sales, lower research and development and marketing expense and increases in higher margin new product sales, which were partially offset by higher sales commissions.  Vascular operating profit for the six months ended June 29, 2014 was $19.4 million, an increase of 70.7% compared to the prior year period resulting from operating profit generated by Vidacare product sales, increases in higher margin new product sales and lower research and development and marketing expense.  These increases were partially offset by higher sales commissions.

Anesthesia/Respiratory North America

Anesthesia/Respiratory North America net revenues for the three months ended June 29, 2014 were $55.0 million, a decrease of 5.9% compared to the prior year period. The decrease is primarily attributable to declines in sales volumes of existing products of $4.4 million, which were partially offset by increases in new product sales of $0.6 million and price increases of $0.4 million.  Anesthesia/Respiratory North America net revenues for the six months ended June 29, 2014 were $109.8 million, a decrease of 5.9% compared to the prior year period.  The decrease is primarily attributable to declines in sales volumes of existing products of $8.8 million, which were partially offset by new product sales of $1.3 million and price increases of $0.8 million.

Anesthesia/Respiratory North America operating profit for the three months ended June 29, 2014 was $6.3 million, a decrease of 32.1% compared to the prior year period.  The decline is primarily attributable to reductions in sales of higher margin products and higher employee related costs, which was partially offset by savings resulting from the continued integration of our LMA business. Anesthesia/Respiratory North America operating profit for the six months ended June 29, 2014 was $12.0 million, a decrease of 19.8% compared to the prior year period.  The decrease is primarily attributable to sales volume reductions related to higher margin products, which were partially offset by lower warehouse and freight charges and the continued integration of our LMA business.

Surgical North America

Surgical North America net revenues for the three months ended June 29, 2014 were $38.0 million, an increase of 0.6% compared to the prior year period.  The increase is primarily attributable to price increases of $0.7 million, which were partially offset by declines in sales volumes of existing products of $0.5 million.  Surgical North America net revenues for the six months ended June 29, 2014 were $73.2 million, a decrease of 1.7% compared to the prior year period.  The decrease is primarily attributable to sales volume declines of existing products of $2.1 million and the unfavorable impact of foreign currency of $0.6 million, which were partially offset by price increases of $1.1 million.

Surgical North America operating profit for the three months ended June 29, 2014 was $14.4 million, an increase of 5.2% compared to the prior year period. The increase is primarily attributable to increased sales of higher margin products and improved pricing as well as reductions to inventory reserves resulting from lower inventory levels and a write-off recorded in the second quarter 2013.  Surgical North America operating profit for the six months ended June 29, 2014 was $24.9 million, a decrease of 8.8% compared to the prior year period.  The decrease is primarily attributable to marketing and research and development expenses related to the businesses acquired.  In addition, Surgical North America operating profit for the six months ended June 30, 2013 reflected the favorable impact of a reduction in contingent consideration that occurred in the first quarter of 2013.  These factors were partially offset by reductions in inventory reserves resulting from lower inventory levels and a write-off recorded in the second quarter 2013 and the impact of increased pricing.

EMEA

EMEA net revenues for the three months ended June 29, 2014 were $154.7 million, an increase of 12.2% compared to the prior year period.  The increase is primarily attributable to favorable foreign currency fluctuations of $6.8 million, existing product sales volume increases of $4.6 million, Vidacare product sales of $3.8 million and an increase of $1.1 million attributable to our distributor-to-direct sales conversions in several countries. EMEA net revenues for the six months ended June 29, 2014 were $304.9 million, an increase of 8.8% compared to the prior year period.  The increase is primarily attributable to favorable foreign currency fluctuations of $11.1 million, Vidacare product sales of $9.3 million, increases of $2.3 million resulting from our distributor-to-direct sales conversions in several countries, higher new product sales of $1.0 million and existing product sales volume increase of $1.0 million.

EMEA segment operating profit for the three months ended June 29, 2014 was $30.0 million, an increase 41.7% compared to the prior year period.  The increase is primarily attributable to sales margin increases resulting from our distributor-to-direct sales conversions in several countries, operating profit generated by Vidacare product sales and lower manufacturing costs.  EMEA segment operating profit for the six months ended June 29, 2014 was $57.0 million, an increase 28.1% compared to the prior year period.  The increase is primarily attributable to operating profit generated by Vidacare product sales, sales margin increases resulting from our distributor-to-direct sales conversions in several countries, lower manufacturing and warehouse and freight costs and reductions in marketing expense resulting from the 2014 European restructuring initiative, which were partially offset by higher employee related costs.

Asia

Asia net revenues for the three months ended June 29, 2014 were $62.5 million, an increase of 24.1% compared to the prior year period. The increase is primarily attributable to net revenues generated from recent acquisitions, including $4.6 million, $1.1 million and $0.8 million generated by Mayo Healthcare, Ultimate and Vidacare, respectively.  The change in net revenues also reflects price increases of $5.7 million, primarily in China and India, and unfavorable foreign exchange fluctuations of $0.6 million.  Asia net revenues for the six months ended June 29, 2014 were $112.2 million, an increase of 20.9% compared to the prior year period.  The increase is primarily attributable to net revenues generated from recent acquisitions, including $6.5 million, $2.0 million and $1.3 million generated by Mayo Healthcare, Ultimate and Vidacare, respectively.  The change in net revenues also reflects price increases of $8.8 million, primarily in China and India, increases in existing product sales volumes of $2.1 million, increases in new product sales of $0.5 million and unfavorable foreign exchange fluctuations of $1.9 million.

Asia segment operating profit for the three months ended June 29, 2014 was $17.1 million, an increase of 22.4% compared to the prior year period. The increase is primarily attributable to the operating profit generated by the businesses acquired including Mayo Healthcare, Ultimate and Vidacare, which were partially offset by higher employee related costs.  Asia segment operating profit for the six months ended June 29, 2014 was $29.9 million, an increase of 14.8% compared to the prior year period.  The increase is primarily attributable to the operating profit generated by the businesses acquired including Mayo Healthcare, Ultimate and Vidacare, and improved pricing, which were partially offset by higher general and administrative expenses including employee related expenses.

OEM

OEM and Development Services (“OEM”) net revenues for the three months ended June 29, 2014 were $36.6 million, an increase of 14% compared to the prior year period. The increase is primarily attributable to higher sales volumes of $4.6 million, which were partially offset by price declines of $0.8 million.  OEM net revenues for the six months ended June 29, 2014 were $69.8 million, an increase of 10.0% compared to the prior year period.  The increase is primarily attributable to higher sales volumes of existing products of $6.8 million, which were partially offset by price declines of $1.4 million.

OEM segment operating profit for the three months ended June 29, 2014 was $8.3 million, an increase of 7.3% compared to the prior year period. OEM segment operating profit for the six months ended June 29, 2014 was $14.9 million, an increase of 5.7% compared to the prior year period.  The increase for the three and six months ended June 29, 2014 is primarily attributable to increases in sales volumes of existing products, partially offset by declines in pricing and reductions in sales of higher margin products.

All Other

The increases in net revenues and operating profit for our other businesses for the three and six months ended June 29, 2014 compared to the prior year periods were primarily due to sales of Vidacare products.  The operating profit increases were partially offset by higher software maintenance expenses.

Liquidity and Capital Resources

On May 21, 2014, we issued $250.0 million of 5.25% Senior Notes due 2024 (the “2024 Notes”). We will pay interest on the 2024 Notes semi-annually on June 15 and December 15, commencing on December 15, 2014, at a rate of 5.25% per year. The 2024 Notes will mature on June 15, 2024, unless earlier redeemed. We incurred transaction fees of approximately $4.7 million, including underwriters’ discounts and commissions in connection with the offering of the 2024 Notes. We used $245.0 million of the proceeds to repay borrowings under our revolving credit facility.  See Note 7 to the condensed consolidated financial statements included in this report for additional information.

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

To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements, the domestic and global financial markets remain volatile and the global credit markets are constrained, which creates risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to countries in Europe. As of June 30, 2014, our net current and long-term accounts receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $61 million compared to $63.1 million as of December 31, 2013. For the six months ended June 29, 2014 and June 30, 2013, net revenues from these countries were approximately 8.8% and 9.0%, respectively, of total net revenues, and average days that current and long-term accounts receivables were outstanding were 238 and 297 days, respectively. As of June 29, 2014 and December 31, 2013 net current and long-term accounts receivables from these countries were approximately 30.8% and 31.0%, respectively, of our consolidated net current and long-term accounts receivables. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2014 and beyond.

Cash Flows

Cash flows from operating activities from continuing operations provided net cash of approximately $120.2 million for the first six months of 2014 compared to $56.2 million during the first six months of 2013. The $64.0 million increase is primarily due to favorable changes in working capital items including accounts receivable and inventories as well as an $8.9 million decrease in contributions to domestic pension plans in the first six months of 2014 as compared to the first six months of 2013.  Accounts receivable decreased $0.6 million during the six months ended June 29, 2014, as compared to an $18.1 million increase during the six months ended June 30, 2013, primarily due to $8.0 million collected from the Spanish government in 2014 and increased collections in Italy due to a government financing project. Inventories increased $16.4 million during the six months ended June 29, 2014, as compared to a $29.4 million increase during the six months ended June 30, 2013, primarily due to ramp-up activities to increase stock levels in 2013 in anticipation of certain business units converting to an enterprise resource planning system.

Net cash used in investing activities from continuing operations was $55.3 million for the six months ended June 29, 2014, reflecting net payments for businesses acquired of $28.5 million and capital expenditures of $30.9 million, partially offset by $4.1 million in proceeds related to the sale of the corporate aircraft and other assets held for sale.  See "Restructuring and Impairment Charges" above for a discussion of anticipated capital expenditures under a restructuring plan approved by our Board of Directors in April 2014.

Net cash used in financing activities from continuing operations was $260.0 million for the six months ended June 29, 2014, which included repayments of outstanding debt totaling $480.0 million related to our revolving credit facility, which was partially offset by proceeds from additional borrowings of $250.0 million, including the issuance of our 2024 Notes.  Net cash used in financing activities also included dividend payments of $28.1 million and underwriters’ discounts and commissions of $3.3 million, which were paid in connection with the issuance of the 2024 Notes.  Also included in net cash used in financing activities were cash inflows associated with proceeds from the exercise and vesting of share based awards issued under our stock compensation plans of $5.3 million and excess tax benefits of $5.4 million realized related to the exercise or vesting of those awards, which were partially offset by tax withholdings of $8.4 million remitted by the Company on behalf of employees for share based payment awards exercised or vested during the six months ended June 29, 2014.  See Note 1 to the condensed consolidated financial statements included in this report for a discussion of the reclassification of tax withholding payments related to share-based awards from a cash outflow from operating activities to a cash outflow from financing activities.

Stock Repurchase Program

In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of consolidated total indebtedness to consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through June 29, 2014, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio

The following table provides our net debt to total capital ratio:

	June 29, 2014	December 31, 2013
	(Dollars in millions)
Net debt includes:
Current borrowings	$362.3	$356.3
Long-term borrowings	700.0	930.0
Unamortized debt discount	42.4	48.4
Total debt	1,104.7	1,334.7
Less: Cash and cash equivalents	237.4	432.0
Net debt	$867.3	$902.7
Total capital includes:
Net debt	$867.3	$902.7
Total common shareholders’ equity	1,982.3	1,913.5
Total capital	$2,849.6	$2,816.2

Percent of net debt to total capital	30%	32%

Our 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are convertible under certain circumstances, including in any fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price of our common stock for at least 20 days during a period of 30 consecutive trading days ending on the last day of such fiscal quarter exceeds 130% of the conversion price of the notes (approximately $79.72). Since the fourth quarter 2013, our closing stock price has exceeded the 130% threshold described above and, accordingly, the Convertible Notes have been classified as a current liability as of June 29, 2014 and December 31, 2013. The determination of whether or not the Convertible Notes are convertible under such circumstances is made each quarter until maturity or conversion. Consequently, the Convertible Notes may not be convertible in one or more future quarters if the common stock price-based contingent conversion threshold is not met in such quarters, in which case the Convertible Notes would again be classified as long-term debt unless another conversion event set forth in the Convertible Notes has occurred. We have elected a net settlement method to satisfy our conversion obligation, under which we may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of our existing cash on hand and borrowings under our credit facility, our use of these funds could adversely affect our results of operations and liquidity. The classification of the Convertible Notes as a current liability had no impact on our financial covenants.

Our senior credit agreement and the indentures under which we issued our 5.25% senior notes due 2024 and our 6.875% senior subordinated notes due 2019 (collectively, the “senior notes”) contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. The obligations under the senior credit agreement and the senior notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the senior credit agreement are (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by us and each guarantor.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements included in the report on Form 10-Q for a discussion on recently issued accounting standards, including estimated effects, if any, on our condensed consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of June 29, 2014 and December 31, 2013, the Company has recorded reserves of approximately $5 million and $6.8 million, respectively, in connection with such contingencies, representing what it believes to be a better estimate of the cost than any other amount within the range of estimated possible losses that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

There have been no significant changes in risk factors for the quarter ended June 29, 2014. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description
*4.1	—

Indenture, dated May 21, 2014, by and among Teleflex Incorporated (the “Company”), the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 5.25% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2014).

*4.2	—	Form of 5.25% Senior Notes due 2024 (included in Exhibit 4.1).
*4.3	—

Registration Rights Agreement, dated May 21, 2014, by and among the Company, the guarantors named therein and the other parties thereto, relating to the Company’s 5.25% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 22, 2014).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 29, 2014 and June 30, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2014 and June 30, 2013; (iii) the Condensed Consolidated Balance Sheets as of June 29, 2014 and December 31, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2014 and June 30, 2013; (v) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 29, 2014 and June 30, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

*Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

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

Dated: July 30, 2014