Form 10-Q
period 2014-09-28
TELEFLEX INC
filed 2014-10-29
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 41,413,981 shares of common stock, $1.00 par value, outstanding as of October 20, 2014.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars and shares in thousands, except per share)
Net revenues	$457,173	$413,796	$1,363,824	$1,245,732
Cost of goods sold	221,007	209,804	662,411	631,730
Gross profit	236,166	203,992	701,413	614,002
Selling, general and administrative expenses	138,252	115,228	425,392	358,431
Research and development expenses	14,871	15,638	43,803	47,169
Restructuring and other impairment charges	1,108	7,084	16,511	29,205
Income from continuing operations before interest, loss on extingushments of debt and taxes	81,935	66,042	215,707	179,197
Interest expense	17,184	13,948	48,650	42,566
Interest income	(161)	(144)	(494)	(458)
Loss on extinguishments of debt	—	1,250	—	1,250
Income from continuing operations before taxes	64,912	50,988	167,551	135,839
Taxes on income from continuing operations	9,684	5,209	28,224	18,958
Income from continuing operations	55,228	45,779	139,327	116,881
Operating income (loss) from discontinued operations	(247)	38	(1,866)	(1,746)
Taxes (benefit) on income (loss) from discontinued operations	24	(991)	(345)	(1,547)
Income (loss) from discontinued operations	(271)	1,029	(1,521)	(199)
Net income	54,957	46,808	137,806	116,682
Less: Income from continuing operations attributable to noncontrolling interest	126	234	765	629
Net income attributable to common shareholders	$54,831	$46,574	$137,041	$116,053
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.33	$1.11	$3.35	$2.83
Income (loss) from discontinued operations	(0.01)	0.02	(0.04)	(0.01)
Net income	$1.32	$1.13	$3.31	$2.82
Diluted:
Income from continuing operations	$1.18	$1.05	$3.00	$2.69
Income (loss) from discontinued operations	—	0.03	(0.04)	(0.01)
Net income	$1.18	$1.08	$2.96	$2.68
Dividends per share	$0.34	$0.34	$1.02	$1.02
Weighted average common shares outstanding
Basic	41,399	41,132	41,347	41,087
Diluted	46,628	43,264	46,256	43,246
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$55,102	$45,545	$138,562	$116,252
Income (loss) from discontinued operations, net of tax	(271)	1,029	(1,521)	(199)
Net income	$54,831	$46,574	$137,041	$116,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in thousands)
Net income	$54,957	$46,808	$137,806	$116,682
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $12,721, $(6,520), $13,252 and $(5,167) for the three and nine month periods, respectively	(46,395)	23,530	(41,105)	(9,275)
Pension and other postretirement benefit plans adjustment, net of tax of $(526), $(502), $(1,235) and $(1,525) for the three and nine month periods, respectively	1,094	779	2,336	2,735
Derivatives qualifying as hedges, net of tax of $(34), $23, $(117) and $30 for the three and nine month periods, respectively	60	(40)	203	(52)
Other comprehensive income (loss), net of tax:	(45,241)	24,269	(38,566)	(6,592)
Comprehensive income	9,716	71,077	99,240	110,090
Less: comprehensive income attributable to non-controlling interest	86	128	793	372
Comprehensive income attributable to common shareholders	$9,630	$70,949	$98,447	$109,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$286,382	$431,984
Accounts receivable, net	287,179	295,290
Inventories, net	353,227	333,621
Prepaid expenses and other current assets	43,283	39,810
Prepaid taxes	51,319	36,504
Deferred tax assets	48,141	52,917
Assets held for sale	7,672	10,428
Total current assets	1,077,203	1,200,554
Property, plant and equipment, net	347,233	325,900
Goodwill	1,352,045	1,354,203
Intangible assets, net	1,208,252	1,255,597
Investments in affiliates	1,079	1,715
Deferred tax assets	1,706	943
Other assets	70,274	70,095
Total assets	$4,057,792	$4,209,007
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$365,356	$356,287
Accounts payable	71,034	71,967
Accrued expenses	77,333	74,868
Current portion of contingent consideration	2,957	4,131
Payroll and benefit-related liabilities	76,781	73,090
Accrued interest	13,848	8,725
Income taxes payable	26,735	23,821
Other current liabilities	42,272	22,231
Total current liabilities	676,316	635,120
Long-term borrowings	700,000	930,000
Deferred tax liabilities	494,884	514,715
Pension and postretirement benefit liabilities	97,007	109,498
Noncurrent liability for uncertain tax provisions	56,448	55,152
Other liabilities	49,221	48,506
Total liabilities	2,073,876	2,292,991
Commitments and contingencies
Total common shareholders' equity	1,981,728	1,913,527
Noncontrolling interest	2,188	2,489
Total equity	1,983,916	1,916,016
Total liabilities and equity	$4,057,792	$4,209,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations
Net income	$137,806	$116,682
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,521	199
Depreciation expense	37,409	30,735
Amortization expense of intangible assets	47,053	37,072
Amortization expense of deferred financing costs and debt discount	11,792	11,228
Loss on extinguishments of debt	—	1,250
Impairment of long-lived assets	—	3,354
Changes in contingent consideration	(7,670)	(12,927)
Stock-based compensation	9,125	8,426
Deferred income taxes, net	(2,808)	(1,286)
Other	(4,310)	(8,223)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	2,442	(12,395)
Inventories	(23,084)	(23,576)
Prepaid expenses and other current assets	(4,087)	(5,420)
Accounts payable and accrued expenses	14,258	1,573
Income taxes receivable and payable, net	(10,649)	(10,820)
Net cash provided by operating activities from continuing operations	208,798	135,872
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(48,220)	(54,640)
Proceeds from sale of assets and investments	5,251	—
Payments for businesses and intangibles acquired, net of cash acquired	(28,535)	(40,450)
Investment in affiliates	(40)	(50)
Net cash used in investing activities from continuing operations	(71,544)	(95,140)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	250,000	382,000
Repayment of long-term borrowings	(480,009)	(375,000)
Debt extinguishment, issuance and amendment fees	(3,689)	(6,365)
Proceeds from share based compensation plans and the related tax impacts	2,936	4,740
Payments to noncontrolling interest shareholders	(1,094)	(736)
Payments for contingent consideration	—	(16,367)
Dividends	(42,174)	(41,915)
Net cash used in financing activities from continuing operations	(274,030)	(53,643)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,946)	(2,167)
Net cash used in discontinued operations	(1,946)	(2,167)
Effect of exchange rate changes on cash and cash equivalents	(6,880)	4,476
Net decrease in cash and cash equivalents	(145,602)	(10,602)
Cash and cash equivalents at the beginning of the period	431,984	337,039
Cash and cash equivalents at the end of the period	$286,382	$326,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2012	43,102	$43,102	$394,384	$1,601,460	$(132,048)	2,130	$(127,948)	$2,587	$1,781,537
Net income				116,053				629	116,682
Cash dividends ($1.02 per share)				(41,915)					(41,915)
Other comprehensive loss					(6,335)			(257)	(6,592)
Distributions to noncontrolling interest shareholders								(736)	(736)
Shares issued under compensation plans	116	116	10,416			(55)	2,708		13,240
Deferred compensation			(9)			(1)	55		46
Balance at September 29, 2013	43,218	$43,218	$404,791	$1,675,598	$(138,383)	2,074	$(125,185)	$2,223	$1,862,262

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2013	43,243	$43,243	$409,338	$1,696,424	$(110,855)	2,064	$(124,623)	$2,489	$1,916,016
Net income				137,041				765	137,806
Cash dividends ($1.02 per share)				(42,174)					(42,174)
Other comprehensive income (loss)					(38,594)			28	(38,566)
Distributions to noncontrolling interest shareholders								(1,094)	(1,094)
Settlements of convertible notes			4				(4)		—
Settlements of note hedges associated with convertible notes			(7)				6		(1)
Shares issued under compensation plans	158	158	9,001			(75)	2,684		11,843
Deferred compensation						(2)	86		86
Balance at September 28, 2014	43,401	$43,401	$418,336	$1,791,291	$(149,449)	1,987	$(121,851)	$2,188	$1,983,916
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of presentation
The accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated are prepared on the same basis as the Company's annual consolidated financial statements.
In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with Rule 10-01 of SEC Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in the Company's annual consolidated financial statements. The year-end condensed balance sheet data was derived from the Company's audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, the Company's quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Effective January 1, 2014, the Company realigned its operating segments to reflect changes in the Company’s internal financial reporting structure. See Note 14 for additional information on the Company’s changed reporting structure.
The Company’s share-based compensation plan permits employees to elect to have shares withheld by the Company to satisfy their minimum statutory tax withholding obligations arising from the exercise or vesting of share-based awards.  The Company then remits, in cash, the withholding taxes to the appropriate tax authorities on behalf of the employee.  For the nine months ended September 28, 2014, the Company has classified such payments as a cash outflow from financing activities under the line item “Proceeds from share-based compensation plans and the related tax impacts” within the condensed consolidated statement of cash flows (i.e., the payment by the Company of the withholding taxes offsets, in part, increases in cash flow from financing activities resulting from the proceeds of the exercise and vesting of share-based awards and tax benefits related to such exercise and vesting).  The Company views the activity as, in effect, a repurchase of the employee’s shares.  The Company’s payments were previously reported as a cash outflow from operating activities; therefore, the Company reclassified the cash outflow for the nine months ended September 29, 2013 of $2.5 million to conform to the presentation for the nine months ended September 28, 2014 within the condensed consolidated statement of cash flows as well as the condensed consolidating statement of cash flows included in Note 15. The Company’s future filings incorporating financial periods prior to 2014 will also reflect this reclassification.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — New accounting standards
In April 2014, the Financial Accounting Standards Board (FASB) issued guidance for the reporting of discontinued operations. Under the new guidance, only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operations and financial results will be reported as discontinued operations in an entity's financial statements. In addition, the new guidance requires additional disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The new guidance also requires disclosures regarding disposals of a significant component of an entity that does not qualify for discontinued operations reporting.This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the Company’s results of operations, cash flows or financial position.
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

Note 3 — Acquisitions
On February 3, 2014, the Company acquired Mayo Healthcare Pty Limited, (“Mayo Healthcare”), a distributor of medical devices and supplies primarily in the Australian market. The total fair value of consideration for the Mayo Healthcare acquisition was $28.5 million, which included an initial payment of $29.0 million in cash, partially offset by a $0.5 million favorable working capital adjustment. Transaction expenses associated with the acquisition, which are included in selling, general and administrative expenses on the condensed consolidated statements of income were $0.3 million for the nine months ended September 28, 2014. The results of operations of the Mayo Healthcare business are included in the condensed consolidated statements of income from the acquisition date. For the three months ended September 28, 2014, the Company recorded revenue and loss from continuing operations before taxes related to the Mayo Healthcare business of $6.5 million and $0.7 million, respectively.  For the nine months ended September 28, 2014, the Company recorded revenue and income from continuing operations before taxes related to the Mayo Healthcare business of $19.9 million and $3.1 million, respectively. Pro forma information is not presented as the Mayo Healthcare operations are not significant to the overall operations of the Company.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Among the acquired assets, customer lists have a useful life of 10 years. The goodwill resulting from the acquisition primarily reflects the synergies expected to be realized from integration of the acquired business. Goodwill and the increase in carrying value resulting from the step-up in basis of the intangible assets in connection with stock acquisitions such as the Mayo Healthcare acquisition are not deductible for tax purposes.
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

The total fair value of consideration for the 2013 acquisitions was $307.0 million. The results of operations of the acquired businesses and assets are included in the consolidated statements of income from their respective acquisition dates. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.

Note 4 — Restructuring and other impairment charges
2014 Manufacturing Footprint Realignment Plan
On April 28, 2014, the Board of Directors approved a restructuring plan (the “2014 Manufacturing Footprint Realignment Plan”) involving the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the quarter ended June 29, 2014 and are expected to be substantially completed by the end of 2017.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     The Company recorded expenses of $2.1 million and $11.6 million for the three and nine months ended September 28, 2014, respectively, related to the 2014 Manufacturing Footprint Realignment Plan. Of these amounts, $0.2 million and $8.7 million were recorded as restructuring expense for the three and nine months ended September 28, 2014, respectively, and $1.9 million and $2.9 million, which related to accelerated depreciation and other costs resulting from the plan for the three and nine months ended September 28, 2014, respectively, were recorded as cost of sales. As of September 28, 2014, the Company has a restructuring reserve of $8.7 million in connection with the 2014 Manufacturing Footprint Realignment Plan all of which relates to termination benefits.
As the 2014 Manufacturing Footprint Realignment Plan progresses, management will reevaluate the estimated costs set forth above, and may revise its estimates and the accounting charges relating to these actions, as appropriate, consistent with generally accepted accounting principles.
2014 European Restructuring Plan
On February 27, 2014, the Company committed to a restructuring plan (the “2014 European Restructuring Plan”), which impacts certain administrative functions in Europe and involves the consolidation of operations and a related reduction in workforce at certain of the Company’s European facilities.
The Company estimates that it will record pre-tax charges of approximately $9 million in connection with implementation of the 2014 European Restructuring Plan, of which $8.7 million was incurred through September 28, 2014, primarily related to termination benefits. As of September 28, 2014, the Company had a reserve of $3.2 million in connection with the 2014 European Restructuring Plan.  The Company expects to complete this plan in 2014.
Other 2014 Restructuring Programs
In June 2014, the Company initiated programs to consolidate locations in Australia and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company estimates that it will incur an aggregate of approximately $3 million in restructuring and other impairment charges over the term of these restructuring programs, of which $2.1 million was incurred through September 28, 2014. These programs include costs related to termination benefits, contract termination costs and other exit costs. As of September 28, 2014, the Company has a reserve of $0.4 million in connection with these programs. The Company expects to complete the programs in 2014.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

LMA Restructuring Program
In connection with the acquisition of substantially all of the assets of LMA International N.V. (the “LMA business”) in 2012, the Company commenced a program (the "LMA Restructuring Program") related to the integration of the LMA business and the Company’s other businesses. The program focuses on the closure of the LMA business’ corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia.
A reconciliation of the changes in accrued liabilities associated with the LMA Restructuring Program from December 31, 2013 through September 28, 2014 is set forth in the following table:

	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
Balance at December 31, 2013	$552	$427	$3,686	$16	$4,681
Subsequent accruals (reversals)	(29)	(112)	(3,211)	—	(3,352)
Cash payments	(533)	(317)	(104)	—	(954)
Foreign currency translation	10	2	(14)	—	(2)
Balance at September 28, 2014	$—	$—	$357	$16	$373

During the nine months ended September 28, 2014, the Company reversed approximately $3.2 million in contract termination costs related to the favorable settlement of a terminated distributor agreement.
The Company expects future restructuring expenses associated with this program, if any, to be nominal. The Company expects to complete the program in 2015.
2013 Restructuring Programs
In 2013, the Company initiated programs to consolidate manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company estimates that it will incur an aggregate of up to $11.0 million in restructuring and other impairment charges over the term of these restructuring programs, of which $10.9 million was incurred through September 28, 2014. These programs entail costs related to termination benefits, contract termination costs and charges related to post-closing obligations associated with its acquired businesses. As of September 28, 2014, the Company has a reserve of $1.3 million in connection with these programs. The Company expects to complete the programs in 2015.
2012 Restructuring Program
In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse; and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. The Company expects future restructuring expenses associated with this program, if any, to be nominal. As of September 28, 2014, the Company has a reserve of $0.6 million in connection with these projects. The Company expects to complete this program in 2015.
Impairment Charges
In the first quarter 2013, the Company recorded a $4.5 million in-process research and development (IPR&D) charge pertaining to a research and development project associated with the May 2012 acquisition of the assets of Axiom Technology Partners LLP because technological feasibility had not yet been achieved and the Company determined that the subject technology had no future alternative use.
In the third quarter of 2013, the Company recorded $3.4 million in impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were no impairment charges recorded for the three and nine months ended September 28, 2014.
The restructuring and other impairment charges recognized for the three and nine months ended September 28, 2014 and September 29, 2013 consisted of the following:

Three Months Ended September 28, 2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint realignment plan	$129	$—	$—	$42	$171
2014 European restructuring plan	537	1	1	27	566
Other 2014 restructuring programs	25	—	202	62	289
LMA restructuring program	—	—	20	—	20
2013 Restructuring programs	(124)	—	186	—	62
Total restructuring and other impairment charges	$567	$1	$409	$131	$1,108

Three Months Ended September 29, 2013
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
LMA restructuring program	$492	$162	$1,097	$17	$1,768
2013 Restructuring programs	891	—	(65)	—	826
2012 Restructuring program	559	539	—	—	1,098
2007 Arrow integration program	—	38	—	—	38
	1,942	739	1,032	17	3,730
Impairment charges	—	—	—	3,354	3,354
Total restructuring and other impairment charges	$1,942	$739	$1,032	$3,371	$7,084

Nine Months Ended September 28, 2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint realignment plan	$8,706	$—	$—	$42	$8,748
2014 European restructuring plan	8,289	1	306	76	8,672
Other 2014 restructuring programs	501	—	1,376	193	2,070
LMA restructuring program	(29)	(112)	(3,211)	—	(3,352)
2013 Restructuring programs	361	—	243	22	626
2012 Restructuring program	(619)	354	—	—	(265)
2011 Restructuring program	—	12	—	—	12
Total restructuring and other impairment charges	$17,209	$255	$(1,286)	$333	$16,511

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 29, 2013
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
LMA restructuring program	$3,318	$536	$4,378	$132	$8,364
2013 Restructuring programs	2,443	—	3,326	2,887	8,656
2012 Restructuring program	3,225	641	293	5	4,164
2007 Arrow integration program	—	173	—	—	173
	8,986	1,350	7,997	3,024	21,357
Impairment charges	—	—	—	7,848	7,848
Total restructuring and other impairment charges	$8,986	$1,350	$7,997	$10,872	$29,205

Termination benefits include employee retention payments and severance payments and benefits for terminated employees.
Facility closure costs include general operating costs incurred subsequent to production shut-down as well as equipment relocation and other associated costs.
Contract termination costs include costs associated with terminating existing leases and distributor agreements.
Other costs include legal, outplacement and employee relocation costs and other employee-related costs.
Restructuring and other impairment charges by reportable segment for the three and nine months ended September 28, 2014 and September 29, 2013 are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in thousands)
Restructuring and other impairment charges
Vascular North America	$(54)	$2,233	$5,908	$2,860
Anesthesia/Respiratory North America	15	332	1,193	3,001
Surgical North America	—	—	—	7,294
EMEA	849	2,221	7,164	11,428
Asia	111	202	708	447
OEM	—	—	—	588
All other	187	2,096	1,538	3,587
Total restructuring and other impairment charges	$1,108	$7,084	$16,511	$29,205

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 — Inventories, net
Inventories as of September 28, 2014 and December 31, 2013 consisted of the following:

	September 28, 2014	December 31, 2013
	(Dollars in thousands)
Raw materials	$73,170	$70,209
Work-in-process	59,282	53,672
Finished goods	254,120	242,113
	386,572	365,994
Less: Inventory reserve	(33,345)	(32,373)
Inventories, net	$353,227	$333,621

Note 6 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable segment for the nine months ended September 28, 2014:

	Vascular North America	Anesthesia/ Respiratory North America	Surgical North America	EMEA	Asia	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2013
Goodwill	$474,044	$167,195	$250,506	$373,417	$136,946	$284,223	$1,686,331
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	254,517	60,122	250,506	373,417	136,946	278,695	1,354,203
Goodwill related to acquisitions	—	—	—	—	15,986	—	15,986
Translation adjustment	—	(300)	—	(17,467)	(585)	208	(18,144)
Balance at September 28, 2014
Goodwill	474,044	166,895	250,506	355,950	152,347	284,431	1,684,173
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	$254,517	$59,822	$250,506	$355,950	$152,347	$278,903	$1,352,045

The following table provides information as of September 28, 2014 and December 31, 2013 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	September 28, 2014	December 31, 2013	September 28, 2014	December 31, 2013
	(Dollars in thousands)
Customer relationships	$631,983	$628,020	$(188,261)	$(168,223)
In-process research and development	68,766	68,786	—	—
Intellectual property	433,227	435,869	(140,606)	(118,086)
Distribution rights	16,406	16,797	(14,466)	(14,592)
Trade names	403,460	407,879	(2,425)	(1,148)
Noncompete agreements	337	337	(169)	(42)
	$1,554,179	$1,557,688	$(345,927)	$(302,091)
During the first quarter 2013, the Company recorded an IPR&D charge of $4.5 million. See Note 4 for additional information.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2012, the Company acquired Semprus BioSciences, a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications.  The Company experienced unexpected difficulties with respect to the development of the Semprus technology, which the Company is currently attempting to resolve through further research and testing. Failure to resolve these issues may result in a reduction of the expected future cash flows related to the Semprus technology and could result in the recognition of impairment charges with respect to the related assets, which could be material.  As of September 28, 2014, the Company has recorded assets at risk of approximately $41.0 million related to this investment.
Amortization expense related to intangible assets was $15.0 million and $12.5 million for the three months ended September 28, 2014 and September 29, 2013, respectively, and 47.1 million and 37.1 million for the nine months ended September 28, 2014 and September 29, 2013, respectively.  Estimated annual amortization expense for the remainder of 2014 and the next five succeeding years is as follows (dollars in thousands):

2014	$13,700
2015	54,100
2016	53,700
2017	53,300
2018	53,000
2019	52,600

Note 7 — Borrowings
The components of long-term debt at September 28, 2014 and December 31, 2013 are as follows:

	September 28, 2014	December 31, 2013
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.90% at September 28, 2014, due 7/16/2018	$200,000	$680,000
3.875% Convertible Senior Subordinated Notes due 2017	399,991	400,000
6.875% Senior Subordinated Notes due 2019	250,000	250,000
5.25% Senior Notes due 2024	250,000	—
Total borrowings	1,099,991	1,330,000
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes	(39,335)	(48,413)
	1,060,656	1,281,587
Current portion of borrowings	(360,656)	(351,587)
	$700,000	$930,000

5.25% Senior Notes due 2024

On May 21, 2014, the Company issued $250 million of 5.25% Senior Notes due 2024 (the “2024 Notes”). The Company will pay interest on the 2024 Notes semi-annually on June 15 and December 15, commencing on December 15, 2014, at a rate of 5.25% per year. The 2024 Notes will mature on June 15, 2024, unless earlier redeemed or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the Indenture related to the 2024 Notes) or upon the Company’s election to exercise its optional redemption rights, as described below. The Company incurred transaction fees of approximately $4.5 million, including underwriters’ discounts and commissions, in connection with the offering of the 2024 Notes, which were recorded as a deferred asset and are being amortized over the term of the 2024 Notes. The Company used $245.0 million of the proceeds to repay borrowings under its revolving credit facility.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's obligations under the 2024 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future wholly-owned domestic subsidiaries that is a guarantor or other obligor under the Company’s revolving credit facility and by certain of the Company’s other wholly-owned domestic subsidiaries.
At any time on or after June 15, 2019, the Company may, on one or more occasions, redeem some or all of the 2024 Notes at a redemption price of 102.625% of the principal amount of the 2024 Notes subject to redemption, declining, in annual increments of 0.875%, to 100% of the principal amount on June 15, 2022, plus accrued and unpaid interest.  In addition, at any time prior to June 15, 2019, the Company may, on one or more occasions, redeem some or all of the 2024 Notes at a redemption price equal to 100% of the principal amount of the 2024 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest.  The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2024 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2024 Notes of the present value, on the redemption date, of the sum of (i) the June 15, 2019 optional redemption price  plus (ii) all required interest payments on the 2024 Notes through June 15, 2019 (other than accrued and unpaid interest to the redemption date), calculated based on a specified Treasury rate, generally for the period most nearly equal to the period from the redemption date to June 15, 2019, plus 50 basis points.
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

 Classification of 3.875% Convertible Notes as a Current Liability
The Company’s 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are convertible under certain circumstances, including in any fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price per share of our common stock for at least 20 days during a period of 30 consecutive trading days ending on the last day of such fiscal quarter exceeds 130% of the $61.32 per share conversion price of the Convertible Notes (approximately $79.72). Since the fourth quarter of 2013, the Company’s closing stock price has exceeded the 130% threshold described above and, accordingly, the Convertible Notes have been classified as a current liability as of September 28, 2014 and December 31, 2013. The determination of whether or not the Convertible Notes are convertible under such circumstances is made each quarter until maturity or conversion. Consequently, the Convertible Notes may not be convertible in one or more future quarters if the common stock price-based contingent conversion threshold is not met in such quarters, in which case the Convertible Notes would again be classified as long-term debt unless another conversion event set forth in the Convertible Notes has occurred. The Company has elected a net settlement method to satisfy the conversion obligation, under which it may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While the Company believes it has sufficient liquidity to repay the principal amounts due through a combination of its existing cash on hand and borrowings under its credit facility, the Company’s use of these funds could adversely affect its results of operations and liquidity. The classification of the Convertible Notes as a current liability had no impact on the Company's financial covenants.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Long-Term Debt
The carrying amount of long-term debt reported in the consolidated balance sheet as of September 28, 2014 is $1,060.7 million. The Company uses quoted market prices to estimate the fair value of its publicly traded debt. To estimate the fair value of debt for which there are no quoted market prices, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of September 28, 2014, categorized by fair value hierarchy level (see Note 10, “Fair value measurement,” in the Company’s annual report on Form 10-K for the year ended December 31, 2013 for further information):

Fair value of debt
(Dollars in thousands)
Level 1	$955,567
Level 2	442,337
Total	$1,397,904

Note 8 — Financial instruments
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and thereafter is recognized in the condensed consolidated statement of income in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the condensed consolidated statement of earnings in the period in which such gains and losses occur.
The following table presents the location and fair values of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of September 28, 2014 and December 31, 2013:

	September 28, 2014	December 31, 2013
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts:
Prepaid expenses and other current assets	$959	$—
Total asset derivatives	$959	$—
Liability derivatives:
Foreign currency forward contracts:
Other current liabilities	$471	$—
Total liability derivatives	$471	$—
The total notional amount for all open foreign currency forward contracts as of September 28, 2014 is approximately $20.5 million. As of December 31, 2013, the Company had no open foreign currency forward contracts.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”) for the three and nine months ended September 28, 2014 and September 29, 2013:

	After Tax Gain/(Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in thousands)
Foreign currency forward contracts	$60	$(40)	$203	$(52)
Total	$60	$(40)	$203	$(52)

See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to expense (income), net of tax.
There was no ineffectiveness related to the Company’s derivatives used during the three and nine months ended September 28, 2014 and September 29, 2013.
Based on exchange rates at September 28, 2014, approximately $0.2 million of unrealized gains, net of tax, within AOCI are expected to be reclassified from AOCI to the condensed consolidated statement of income during the remainder of 2014. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.
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
An allowance for doubtful accounts is maintained for accounts receivable based on the Company’s historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts was $10.4 million and $10.7 million at September 28, 2014 and December 31, 2013, respectively.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Some of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided. Collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal, resulted in an increase in the allowance for doubtful accounts related to these countries. If the financial condition of these customers or the healthcare systems in these countries deteriorate such that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. The aggregate net current and long-term accounts receivable for Spain, Italy, Greece and Portugal as a percentage of the Company’s net current and long-term accounts receivable at September 28, 2014 and December 31, 2013 are as follows:

	September 28, 2014	December 31, 2013
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $8.9 million and $7.9 million at September 28, 2014 and December 31, 2013, respectively) in Spain, Italy, Greece and Portugal (1)	$87,733	$97,852
Percentage of total net current and long-term accounts receivable	29.4%	31.0%

(1)The long-term portion of accounts receivable, net at September 28, 2014 and December 31, 2013 was $15.5 million and $17.6 million, respectively.
For the nine months ended September 28, 2014 and September 29, 2013, net revenues from customers in Spain, Italy, Greece and Portugal were $114.8 million and $106.3 million, respectively.

Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s 2013 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2013.
The following tables provide information regarding the financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2014 and December 31, 2013:

	Total carrying value at September 28, 2014	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,540	$6,540	$—	$—
Derivative assets	959	—	959	—
Derivative liabilities	471	—	471	—
Contingent consideration liabilities	12,643	—	—	12,643

	Total carrying value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,150	$6,150	$—	$—
Contingent consideration liabilities	20,313	—	—	20,313
There were no transfers of financial assets or liabilities carried at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the nine months ended September 28, 2014.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides information regarding changes in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions during the nine months ended September 28, 2014:

Contingent consideration
2014
(Dollars in thousands)
Balance - December 31, 2013	$20,313
Revaluations	(7,670)
Balance - September 28, 2014	$12,643
For the three and nine months ended September 28, 2014, the Company recorded net reductions to contingent consideration liabilities of $1.5 million and $8.2 million, respectively, and for the three and nine months ended September 29, 2013, the Company recorded reductions to contingent consideration liabilities of $4.4 million and $12.4 million, respectively.   These reductions were the result of changes in probabilities associated with certain regulatory and sales milestones.
Valuation Techniques
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to pay benefits under certain deferred compensation plans and other compensatory arrangements. The investment assets of the trust are valued using quoted market prices.
The Company’s financial assets and financial liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company uses foreign currency forward contracts to manage currency transaction exposure. The fair value of the foreign currency forward contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The Company has taken into account the creditworthiness of the counterparties in measuring fair value.
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
In connection with the Company's contingent consideration arrangements, the Company estimates that it will make payments in 2015 and may make payments until 2018 or later. As of September 28, 2014, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between zero and $56.5 million. The Company determines the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments under contingent consideration arrangements is based on several factors including:

●	estimated cash flows projected from the success of market launches;

●	the estimated time and resources needed to complete the development of acquired technologies;

●	the uncertainty of obtaining regulatory approvals within the required time periods; and

●	the risk adjusted discount rate for fair value measurement.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements as of September 28, 2014:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	2.3% - 10% (8.6%)
		Probability of payment	0% - 100% (28.3%)
As of September 28, 2014, of the $12.6 million of total recorded liabilities for contingent consideration, the Company has recorded approximately $3.0 million of contingent consideration as a current liability, and the remaining $9.6 million within other liabilities.

Note 10 — Changes in shareholders’ equity
In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through September 28, 2014, no shares have been purchased under this Board authorization.
The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Shares in thousands)
Basic	41,399	41,132	41,347	41,087
Dilutive effect of share-based awards	440	383	441	383
Dilutive effect of 3.875% Convertible Notes and warrants	4,789	1,749	4,468	1,776
Diluted	46,628	43,264	46,256	43,246
Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 6.3 million and 6.4 million for the three and nine months ended September 28, 2014 respectively, and approximately 8.0 million and 7.9 million for the three and nine months ended September 29, 2013, respectively.
The Convertible Notes are included in the diluted net income per share calculation during periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes, or $61.32 per share, and, therefore, the impact of conversion would be dilutive. In these periods, under the treasury stock method, we calculate the number of shares issuable under the terms of the Convertible Notes based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, because applicable accounting guidance requires the Company to separately analyze the impact of the convertible note hedge agreements and the impact of the warrant agreements on diluted weighted average shares outstanding, the impact of the convertible note hedge agreements are excluded from the calculation of earnings per share because it would be anti-dilutive. The anti-dilutive shares associated with the convertible note hedges are 2.8 million and 2.7 million for the three and nine months ended September 28, 2014, respectively and 1.4 million for both the three and nine months ended September 29, 2013. The treasury stock method is applied when the warrants are in-the-money and assumes the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The strike price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 2.0 million and 1.8 million for the three and nine months ended September 28, 2014, respectively and 0.3 million or both the three and nine months ended September 29, 2013.
For additional information regarding the convertible notes and convertible note hedge and warrant agreements see Note 8 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.
The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 28, 2014 and September 29, 2013:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance as of December 31, 2013	$—	$(97,037)	$(13,818)	$(110,855)
Other comprehensive income (loss) before reclassifications	641	131	(41,133)	(40,361)
Amounts reclassified from accumulated other comprehensive income (loss)	(438)	2,205	—	1,767
Net current-period other comprehensive income (loss)	203	2,336	(41,133)	(38,594)
Balance at September 28, 2014	$203	$(94,701)	$(54,951)	$(149,449)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2012	$(381)	$(127,257)	$(4,410)	$(132,048)
Other comprehensive income (loss) before reclassifications	(370)	(762)	(9,018)	(10,150)
Amounts reclassified from accumulated other comprehensive income (loss)	318	3,497	—	3,815
Net current-period other comprehensive income (loss)	(52)	2,735	(9,018)	(6,335)
Balance at September 29, 2013	$(433)	$(124,522)	$(13,428)	$(138,383)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides information relating to the reclassifications of losses/(gain) in accumulated other comprehensive income into expense/(income), net of tax, for the three and nine months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(397)	$850	$(526)	$154
Total before tax	(397)	850	(526)	154
Tax benefit	49	(158)	88	164
Net of tax	$(348)	$692	$(438)	$318
Amortization of pension and other postretirement benefit items:
Actuarial losses/(gains) (1)	$1,090	$1,696	$3,295	$5,460
Prior-service costs(1)	(5)	(4)	(16)	(15)
Transition obligation(1)	—	1	—	4
Total before tax	1,085	1,693	3,279	5,449
Tax expense	(378)	(604)	(1,074)	(1,952)
Net of tax	$707	$1,089	$2,205	$3,497

Total reclassifications, net of tax	$359	$1,781	$1,767	$3,815

(1)	These accumulated other comprehensive income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 12 for additional information).

Note 11 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Effective income tax rate	14.9%	10.2%	16.8%	14.0%
The effective income tax rate for the three and nine months ended September 28, 2014 was 14.9% and 16.8%, respectively, and 10.2% and 14.0% for the three and nine months ended September 29, 2013, respectively. The effective tax rate for the three and nine months ended September 28, 2014 benefited from a shift in the mix of taxable income to jurisdictions that have lower statutory rates.  Nevertheless, the effective tax rate for the three and nine months ended September 29, 2013 was lower than the effective income tax rate in the 2014 periods, reflecting the realization of net tax benefits resulting from the resolution of a foreign tax matter and the expiration of statutes of limitation for U.S. federal and state matters.

Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of September 28, 2014, the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, except certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are frozen.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.
Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Nine Months Ended		Other Postretirement Benefits Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in thousands)
Service cost	$453	$432	$42	$176	$1,350	$1,361	$318	$501
Interest cost	4,548	4,333	434	543	13,517	12,614	1,627	2,084
Expected return on plan assets	(6,240)	(5,784)	—	—	(18,764)	(17,328)	—	—
Net amortization and deferral	1,143	1,556	(58)	137	3,284	4,380	(5)	1,069
Net benefit expense (income)	$(96)	$537	$418	$856	$(613)	$1,027	$1,940	$3,654
The Company’s pension contributions are expected to be approximately $9.4 million during 2014, of which $2.7 million and $7.4 million were made during the three and nine months ended September 28, 2014, respectively.

Note 13 — Commitments and contingent liabilities
Operating leases: The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the terms of the applicable lease agreement. At September 28, 2014, the Company had no residual value guarantee obligations related to its operating leases.
As of September 28, 2014, the Company recorded $28.2 million in property, plant and equipment representing the estimated fair value of the Company’s percentage of the costs to construct a building under a build-to-suit lease. The build-to-suit lease, which relates to a U.S. operating facility, was entered into in August 2013 and amended in March of 2014. Construction on the build-to-suit facility commenced in September 2013 and is expected to be completed in the fourth quarter of 2014. The estimated fair value of the Company’s percentage of the construction costs to complete the build-to-suit lease is approximately $28.3 million. For accounting purposes, the Company is deemed the owner of the asset during the construction period and is required to record the estimated fair value of the Company’s percentage of the construction costs as construction in progress during the construction period and a related liability in the same amount. This noncash activity is not reflective of the Company’s cash obligations, but represent the landlord’s costs to construct the Company’s portion of the building and tenant improvements. Based on current expectations, the Company believes that there are no continuing involvement requirements that would prohibit the Company from derecognizing the assets and related liabilities upon the completion of the construction period.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 28, 2014 and December 31, 2013, the Company has recorded $2.2 million and $2.5 million, respectively, in accrued liabilities and $5.3 million and $5.8 million, respectively, in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 28, 2014. The time frame, over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of September 28, 2014 and December 31, 2013, the Company has recorded reserves of approximately $4.2 million and $6.8 million, respectively, in connection with such contingencies, representing what it believes to be a better estimate of the cost than any other amount within the range of estimated possible losses that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions likely will have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or liquidity. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may have such a material adverse effect.
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of September 28, 2014, the most significant tax examinations in process are in Austria, Canada, the Czech Republic, Germany and the United States. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
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
Effective January 1, 2014, the Company realigned its operating segments due to changes in the Company’s internal financial reporting structure. The Company’s North American Vascular, Anesthesia/Respiratory and Surgical businesses, which previously comprised much of the former Americas reportable segment, are now separate reportable segments.  As a result, the Company now has six reportable segments: Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA, Asia and OEM. Certain operating segments are not material and are therefore included in the “All other” line item in tabular presentations of segment information. Additionally, the Company changed the allocation methodology of certain corporate costs, including manufacturing variances and research and development costs, among its businesses to improve accountability, which resulted in changes to the previously reported segment profitability. All prior comparative periods have been restated to reflect these changes.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company’s segment results for the three and nine months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in thousands)
Revenue
Vascular North America	$63,792	$55,058	$190,485	$168,478
Anesthesia/Respiratory North America	54,699	53,842	164,462	170,532
Surgical North America	36,127	34,147	109,327	108,584
EMEA	141,146	132,265	446,061	412,525
Asia	62,035	55,263	174,176	148,040
OEM	39,174	33,774	108,966	97,222
All other	60,200	49,447	170,347	140,351
Consolidated net revenues	$457,173	$413,796	$1,363,824	$1,245,732

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in thousands)
Operating Profit
Vascular North America	$11,870	$6,042	$31,250	$17,394
Anesthesia/Respiratory North America	9,421	3,541	21,401	18,483
Surgical North America	12,394	10,333	37,308	37,646
EMEA	28,810	21,074	85,771	65,542
Asia	14,785	18,894	44,718	44,961
OEM	9,651	6,684	24,551	20,778
All other	12,441	11,071	32,564	22,593
Total segment operating profit (1)	99,372	77,639	277,563	227,397
Unallocated expenses (2)	(17,437)	(11,597)	(61,856)	(48,200)
Income from continuing operations before interest, loss on extinguishments of debt and taxes	$81,935	$66,042	$215,707	$179,197

(1)
Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Corporate expenses are allocated among the segments in proportion to the respective amounts of one of several items (such as sales, numbers of employees, and amount of time spent), depending on the category of expense involved.

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, and restructuring and other impairment charges.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in thousands)
Depreciation and Amortization
Vascular North America	$7,921	$7,222	$23,842	$20,656
Anesthesia/Respiratory North America	5,321	3,948	13,457	10,663
Surgical North America	909	2,476	4,944	7,708
EMEA	9,688	7,035	28,298	20,666
Asia	2,003	1,134	6,146	3,506
OEM	1,651	1,123	4,715	3,370
All other	4,946	4,137	14,852	12,466
Consolidated depreciation and amortization	$32,439	$27,075	$96,254	$79,035

Geographic Data
The following table provides total net revenues for the three and nine months ended September 28, 2014 and September 29, 2013 and total net property, plant and equipment by geographic region as of September 28, 2014 and December 31, 2013:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in thousands)
Net revenue (based on selling location)
United States	$231,278	$205,049	$676,088	$623,397
Other Americas	14,440	12,108	44,399	40,786
Europe	157,797	137,848	500,763	419,062
All other	53,658	58,791	142,574	162,487
	$457,173	$413,796	$1,363,824	$1,245,732

	September 28, 2014	December 31, 2013
	(Dollars in thousands)
Net property, plant and equipment
United States	$201,045	$203,985
Czech Republic	38,728	41,607
Malaysia	35,972	29,313
All other	71,488	50,995
	$347,233	$325,900

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 — Condensed consolidated guarantor financial information
In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income (loss) for the three and nine months ended September 28, 2014 and September 29, 2013, condensed consolidating balance sheets as of September 28, 2014 and December 31, 2013 and condensed consolidating statements of cash flows for the nine months ended September 28, 2014 and September 29, 2013, provide consolidated information for:

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
The Company adjusted the 2013 condensed consolidating statement of cash flows included within the guarantor financial information to correctly present dividends received from subsidiaries as an operating activity. The corrections had no impact on the consolidated financial information, but resulted only in reclassifications among the parent, guarantor subsidiaries, non-guarantor subsidiaries and eliminations. The Company does not consider the errors to be material to the previously issued consolidated financial statements.
The following table illustrates the increase/(decrease) to the previously reported amounts for the nine months ended September 29, 2013:

	Nine Months Ended September 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations	$1,200	$61,134	$3,737	$(66,071)	$—
Cash Flows from Financing Activities of Continuing Operations:
Intercompany transactions	(1,200)	(43,734)	44,934	—	—
Intercompany dividends paid	—	(17,400)	(48,671)	66,071	—
Cash Flows from Financing Activities of Continuing Operations	$(1,200)	$(61,134)	$(3,737)	$66,071	$—

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$261,346	$272,083	$(76,256)	$457,173
Cost of goods sold	—	161,298	136,526	(76,817)	221,007
Gross profit	—	100,048	135,557	561	236,166
Selling, general and administrative expenses	8,978	77,352	52,002	(80)	138,252
Research and development expenses	—	12,871	2,000	—	14,871
Restructuring and other impairment charges	—	148	960	—	1,108
Income (loss) from continuing operations before interest, and taxes	(8,978)	9,677	80,595	641	81,935
Interest expense	37,913	(22,346)	1,617	—	17,184
Interest income	—	—	(161)	—	(161)
Income (loss) from continuing operations before taxes	(46,891)	32,023	79,139	641	64,912
Taxes (benefit) on income (loss) from continuing operations	(16,761)	13,984	10,505	1,956	9,684
Equity in net income of consolidated subsidiaries	85,187	60,295	96	(145,578)	—
Income from continuing operations	55,057	78,334	68,730	(146,893)	55,228
Operating loss from discontinued operations	(247)	—	—	—	(247)
Taxes (benefit) on loss from discontinued operations	(21)	—	45	—	24
Loss from discontinued operations	(226)	—	(45)	—	(271)
Net income	54,831	78,334	68,685	(146,893)	54,957
Less: Income from continuing operations attributable to noncontrolling interests	—	—	126	—	126
Net income attributable to common shareholders	54,831	78,334	68,559	(146,893)	54,831
Other comprehensive loss attributable to common shareholders	(45,201)	(58,947)	(43,438)	102,385	(45,201)
Comprehensive income attributable to common shareholders	$9,630	$19,387	$25,121	$(44,508)	$9,630

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$237,949	$238,254	$(62,407)	$413,796
Cost of goods sold	—	139,501	130,825	(60,522)	209,804
Gross profit	—	98,448	107,429	(1,885)	203,992
Selling, general and administrative expenses	14,088	62,701	38,167	272	115,228
Research and development expenses	—	13,161	2,477	—	15,638
Restructuring and other impairment charges	828	3,834	2,422	—	7,084
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(14,916)	18,752	64,363	(2,157)	66,042
Interest expense	33,492	(21,204)	1,660	—	13,948
Interest income	3	(3)	(144)	—	(144)
Loss on extinguishments of debt	1,250	—	—	—	1,250
Income (loss) from continuing operations before taxes	(49,661)	39,959	62,847	(2,157)	50,988
Taxes (benefit) on income (loss) from continuing operations	(18,446)	14,261	9,962	(568)	5,209
Equity in net income of consolidated subsidiaries	76,448	48,367	319	(125,134)	—
Income from continuing operations	45,233	74,065	53,204	(126,723)	45,779
Operating income (loss) from discontinued operations	364	—	(326)	—	38
Taxes (benefit) on income (loss) from discontinued operations	(977)	(170)	156	—	(991)
Income (loss) from discontinued operations	1,341	170	(482)	—	1,029
Net income (loss)	46,574	74,235	52,722	(126,723)	46,808
Less: Income from continuing operations attributable to noncontrolling interests	—	—	234	—	234
Net income (loss) attributable to common shareholders	46,574	74,235	52,488	(126,723)	46,574
Other comprehensive income attributable to common shareholders	24,375	30,034	21,442	(51,476)	24,375
Comprehensive income attributable to common shareholders	$70,949	$104,269	$73,930	$(178,199)	$70,949

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$814,051	$838,171	$(288,398)	$1,363,824
Cost of goods sold	—	489,694	451,408	(278,691)	662,411
Gross profit	—	324,357	386,763	(9,707)	701,413
Selling, general and administrative expenses	30,781	235,322	159,058	231	425,392
Research and development expenses	—	37,766	6,037	—	43,803
Restructuring and other impairment charges	—	8,639	7,872	—	16,511
Income (loss) from continuing operations before interest, and taxes	(30,781)	42,630	213,796	(9,938)	215,707
Interest expense	106,794	(62,993)	4,849	—	48,650
Interest income	—	—	(494)	—	(494)
Income (loss) from continuing operations before taxes	(137,575)	105,623	209,441	(9,938)	167,551
Taxes (benefit) on income (loss) from continuing operations	(47,891)	44,737	33,681	(2,303)	28,224
Equity in net income of consolidated subsidiaries	228,113	160,653	288	(389,054)	—
Income from continuing operations	138,429	221,539	176,048	(396,689)	139,327
Operating loss from discontinued operations	(1,866)	—	—	—	(1,866)
Taxes (benefit) on loss from discontinued operations	(478)	—	133	—	(345)
Loss from discontinued operations	(1,388)	—	(133)	—	(1,521)
Net income	137,041	221,539	175,915	(396,689)	137,806
Less: Income from continuing operations attributable to noncontrolling interests	—	—	765	—	765
Net income attributable to common shareholders	137,041	221,539	175,150	(396,689)	137,041
Other comprehensive loss attributable to common shareholders	(38,594)	(54,326)	(37,179)	91,505	(38,594)
Comprehensive income attributable to common shareholders	$98,447	$167,213	$137,971	$(305,184)	$98,447

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$740,817	$708,206	$(203,291)	$1,245,732
Cost of goods sold	—	435,937	398,720	(202,927)	631,730
Gross profit	—	304,880	309,486	(364)	614,002
Selling, general and administrative expenses	45,915	189,193	123,257	66	358,431
Research and development expenses	—	40,250	6,919	—	47,169
Restructuring and other impairment charges	828	13,112	15,265	—	29,205
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(46,743)	62,325	164,045	(430)	179,197
Interest expense	100,682	(63,348)	5,232	—	42,566
Interest income	—	(3)	(455)	—	(458)
Loss on extinguishments of debt	1,250	—	—	—	1,250
Income (loss) from continuing operations before taxes	(148,675)	125,676	159,268	(430)	135,839
Taxes (benefit) on income (loss) from continuing operations	(54,192)	42,241	30,701	208	18,958
Equity in net income of consolidated subsidiaries	210,701	114,116	319	(325,136)	—
Income from continuing operations	116,218	197,551	128,886	(325,774)	116,881
Operating income (loss) from discontinued operations	(1,788)	—	42	—	(1,746)
Taxes (benefit) on income (loss) from discontinued operations	(1,623)	(170)	246	—	(1,547)
Income (loss) from discontinued operations	(165)	170	(204)	—	(199)
Net income (loss)	116,053	197,721	128,682	(325,774)	116,682
Less: Income from continuing operations attributable to noncontrolling interests	—	—	629	—	629
Net income (loss) attributable to common shareholders	116,053	197,721	128,053	(325,774)	116,053
Other comprehensive income attributable to common shareholders	(6,335)	(3,316)	(5,930)	9,246	(6,335)
Comprehensive income attributable to common shareholders	$109,718	$194,405	$122,123	$(316,528)	$109,718

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$59,555	$1,662	$225,165	$—	$286,382
Accounts receivable, net	1,921	11,630	270,387	3,241	287,179
Accounts receivable from consolidated subsidiaries	39,604	2,782,391	270,488	(3,092,483)	—
Inventories, net	—	210,427	168,218	(25,418)	353,227
Prepaid expenses and other current assets	15,587	6,826	20,870	—	43,283
Prepaid taxes	34,406	—	16,913	—	51,319
Deferred tax assets	19,912	19,516	8,933	(220)	48,141
Assets held for sale	2,901	—	4,771	—	7,672
Total current assets	173,886	3,032,452	985,745	(3,114,880)	1,077,203
Property, plant and equipment, net	3,648	196,101	147,484	—	347,233
Goodwill	—	704,210	647,835	—	1,352,045
Intangibles assets, net	—	713,854	494,398	—	1,208,252
Investments in affiliates	5,676,862	1,356,773	21,252	(7,053,808)	1,079
Deferred tax assets	34,525	—	5,109	(37,928)	1,706
Notes receivable and other amounts due from consolidated subsidiaries	975,641	992,775	—	(1,968,416)	—
Other assets	28,795	7,435	34,044	—	70,274
Total assets	$6,893,357	$7,003,600	$2,335,867	$(12,175,032)	$4,057,792
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$360,656	$—	$4,700	$—	$365,356
Accounts payable	4,291	35,293	31,450	—	71,034
Accounts payable to consolidated subsidiaries	2,730,852	197,409	164,222	(3,092,483)	—
Accrued expenses	18,088	17,056	42,189	—	77,333
Current portion of contingent consideration	—	2,957	—	—	2,957
Payroll and benefit-related liabilities	17,358	20,742	38,681	—	76,781
Accrued interest	13,831	—	17	—	13,848
Income taxes payable	—	—	26,735	—	26,735
Other current liabilities	475	33,450	8,567	(220)	42,272
Total current liabilities	3,145,551	306,907	316,561	(3,092,703)	676,316
Long-term borrowings	700,000	—	—	—	700,000
Deferred tax liabilities	—	477,101	55,710	(37,927)	494,884
Pension and other postretirement benefit liabilities	46,618	33,962	16,427	—	97,007
Noncurrent liability for uncertain tax positions	13,355	17,476	25,617	—	56,448
Notes payable and other amounts due from consolidated subsidiaries	986,769	897,634	89,801	(1,974,204)	—
Other liabilities	19,336	17,142	12,743	—	49,221
Total liabilities	4,911,629	1,750,222	516,859	(5,104,834)	2,073,876
Total common shareholders' equity	1,981,728	5,253,378	1,816,820	(7,070,198)	1,981,728
Noncontrolling interest	—	—	2,188	—	2,188
Total equity	1,981,728	5,253,378	1,819,008	(7,070,198)	1,983,916
Total liabilities and equity	$6,893,357	$7,003,600	$2,335,867	$(12,175,032)	$4,057,792

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$42,749	$14,500	$374,735	$—	$431,984
Accounts receivable, net	1,822	10,948	279,048	3,472	295,290
Accounts receivable from consolidated subsidiaries	42,865	2,623,314	214,469	(2,880,648)	—
Inventories, net	—	211,165	138,165	(15,709)	333,621
Prepaid expenses and other current assets	15,200	6,870	17,740	—	39,810
Prepaid taxes	27,487	—	9,017	—	36,504
Deferred tax assets	20,218	22,472	10,230	(3)	52,917
Assets held for sale	1,669	3,503	5,256	—	10,428
Total current assets	152,010	2,892,772	1,048,660	(2,892,888)	1,200,554
Property, plant and equipment, net	14,189	188,455	123,256	—	325,900
Goodwill	—	797,671	556,532	—	1,354,203
Intangibles assets, net	—	962,243	293,354	—	1,255,597
Investments in affiliates	5,489,676	1,478,429	21,382	(6,987,772)	1,715
Deferred tax assets	35,877	—	4,476	(39,410)	943
Notes receivable and other amounts due from consolidated subsidiaries	1,049,344	873,105	14,169	(1,936,618)	—
Other assets	24,574	7,447	38,074	—	70,095
Total assets	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$351,587	$—	$4,700	$—	$356,287
Accounts payable	2,194	45,802	23,971	—	71,967
Accounts payable to consolidated subsidiaries	2,644,296	147,957	88,395	(2,880,648)	—
Accrued expenses	15,569	21,120	38,179	—	74,868
Current portion of contingent consideration	—	4,131	—	—	4,131
Payroll and benefit-related liabilities	15,976	21,818	35,296	—	73,090
Accrued interest	8,720	—	5	—	8,725
Income taxes payable	—	—	23,821	—	23,821
Other current liabilities	9,646	7,517	5,072	(4)	22,231
Total current liabilities	3,047,988	248,345	219,439	(2,880,652)	635,120
Long-term borrowings	930,000	—	—	—	930,000
Deferred tax liabilities	—	496,228	57,896	(39,409)	514,715
Pension and other postretirement benefit liabilities	57,406	33,777	18,315	—	109,498
Noncurrent liability for uncertain tax positions	11,389	17,241	26,522	—	55,152
Notes payable and other amounts due from consolidated subsidiaries	785,476	957,451	197,173	(1,940,100)	—
Other liabilities	19,884	16,221	12,401	—	48,506
Total liabilities	4,852,143	1,769,263	531,746	(4,860,161)	2,292,991
Total common shareholders' equity	1,913,527	5,430,859	1,565,668	(6,996,527)	1,913,527
Noncontrolling interest	—	—	2,489	—	2,489
Total equity	1,913,527	5,430,859	1,568,157	(6,996,527)	1,916,016
Total liabilities and equity	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(80,537)	$300,960	$63,715	$(75,340)	$208,798
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(2,146)	(22,578)	(23,496)	—	(48,220)
Proceeds from sale of assets and investments	1,669	3,421	161	—	5,251
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(28,535)	—	(28,535)
Investments in affiliates	(60)	20	—	—	(40)
Intercompany dividends received	—	—	229,782	(229,782)	—
Net cash (used in) provided by investing activities from continuing operations	(537)	(19,137)	177,912	(229,782)	(71,544)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	250,000	—	—	—	250,000
Repayment of long-term borrowings	(480,009)	—	—	—	(480,009)
Debt issuance fees	(3,689)	—	—	—	(3,689)
Proceeds from share based compensation plans and the related tax impacts	2,936	—	—	—	2,936
Payments to noncontrolling interest shareholders	—	—	(1,094)	—	(1,094)
Dividends	(42,174)	—	—	—	(42,174)
Intercompany transactions	372,762	(294,661)	(78,101)	—	—
Intercompany dividends paid	—	—	(305,122)	305,122	—
Net cash provided by (used in) financing activities from continuing operations	99,826	(294,661)	(384,317)	305,122	(274,030)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,946)	—	—	—	(1,946)
Net cash used in discontinued operations	(1,946)	—	—	—	(1,946)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,880)	—	(6,880)
Net increase (decrease) in cash and cash equivalents	16,806	(12,838)	(149,570)	—	(145,602)
Cash and cash equivalents at the beginning of the period	42,749	14,500	374,735	—	431,984
Cash and cash equivalents at the end of the period	$59,555	$1,662	$225,165	$—	$286,382

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(85,753)	$147,461	$140,235	$(66,071)	$135,872
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(799)	(42,854)	(10,987)	—	(54,640)
Payments for business intangibles acquired, net of cash acquired	—	(1,820)	(38,630)	—	(40,450)
Investments in affiliates	(50)	—	—	—	(50)
Net cash used in investing activities from continuing operations	(849)	(44,674)	(49,617)	—	(95,140)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	382,000	—	—	—	382,000
Repayment of long-term borrowings	(375,000)	—	—	—	(375,000)
Debt extinguishment, issuance and amendment fees	(6,365)	—	—	—	(6,365)
Proceeds from share based compensation plans and the related tax impacts	4,740	—	—	—	4,740
Payments to noncontrolling interest shareholders	—	—	(736)	—	(736)
Payments for contingent consideration	—	(14,802)	(1,565)	—	(16,367)
Dividends	(41,915)	—	—	—	(41,915)
Intercompany transactions	70,932	(72,574)	1,642	—	—
Intercompany dividends paid	—	(17,400)	(48,671)	66,071	—
Net cash provided by (used in) financing activities from continuing operations	34,392	(104,776)	(49,330)	66,071	(53,643)
Cash Flows from Discontinued Operations:					—
Net cash used in operating activities	(1,567)	—	(600)	—	(2,167)
Net cash used in discontinued operations	(1,567)	—	(600)	—	(2,167)
Effect of exchange rate changes on cash and cash equivalents	—	—	4,476	—	4,476
Net (decrease) increase in cash and cash equivalents	(53,777)	(1,989)	45,164	—	(10,602)
Cash and cash equivalents at the beginning of the period	70,860	1,989	264,190	—	337,039
Cash and cash equivalents at the end of the period	$17,083	$—	$309,354	$—	$326,437

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
We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies through:

●	the development of new products and product line extensions;

●	the investment in new technologies and the broadening of their applications;

●	the expansion of the use of our products in existing markets, as well as the introduction of our products into new geographic markets;

●
the achievement of economies of scale as we continue to expand, by leveraging our direct sales force and distribution network with new products, and increasing efficiencies in our manufacturing and distribution facilities; and

●
the broadening of our product portfolio through select acquisitions, licensing arrangements and partnerships that enhance, extend or expedite our development initiatives or our ability to increase our market share.

We also evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may identify opportunities to expand our margins through strategic divestitures of existing businesses and product lines that do not meet our objectives.  In addition, we may seek to optimize our overall facility footprint through restructuring initiatives to further reduce our cost base and enhance our competitive position.  For a discussion of our ongoing restructuring programs, see "Restructuring and other impairment charges" under “Results of Operations” below.

On February 3, 2014, we acquired Mayo Healthcare Pty Limited, (“Mayo Healthcare”), a distributor of medical devices and supplies primarily for the Australian market. See Note 3 to the condensed consolidated financial statements included in this report for a discussion of the acquisition.
During 2013, we acquired:

●	Vidacare Corporation (“Vidacare”), a provider of intraosseous, or inside the bone, access devices, which complements the vascular access and specialty product portfolios;

●
the assets of Ultimate Medical Pty. Ltd. and its affiliates (“Ultimate”), a supplier of airway management devices with a variety of laryngeal mask airways and other related products, which complement our anesthesia product portfolio; and

●
Eon Surgical, Ltd., a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance a surgeon’s ability to perform scarless surgery while producing better patient outcomes, which complements our surgical product portfolio.

Change in Reporting Segments
Effective January 1, 2014, we realigned our operating segments due to changes in our internal financial reporting structure. Specifically, our North American Vascular, Anesthesia/Respiratory and Surgical businesses, which previously comprised much of our former Americas reportable segment, are now separate reportable segments.  As a result, we now have six reportable segments: Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA, Asia and OEM. Certain operating segments are not material and, therefore, are included in the “All other” line item in tabular presentations of segment information.  Additionally, we changed to the allocation methodology of certain corporate costs, including manufacturing variances and research and development costs, among our businesses to improve accountability, which resulted in changes to the previously reported segment profitability.  All prior comparative periods have been restated to reflect these changes. See note 14 of our condensed consolidated financial statements included in this report for additional information.
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
Health Care Reform
On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. This legislation will have a significant impact on our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. In addition, commencing in 2013, the legislation imposed a 2.3% excise tax on sales of medical devices. For the three months ended September 28, 2014 and September 29, 2013, the medical device excise tax was $3.2 million and $2.7 million, respectively, and $9.4 million and $8.4 million for the nine months ended September 28, 2014 and September 29, 2013, respectively, and is included in selling, general and administrative expenses.

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
Results of Operations
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in millions)
Net Revenues	$457.2	$413.8	$1,363.8	$1,245.7
Net revenues for the three months ended September 28, 2014 increased 10.5% to $457.2 million from $413.8 million for the three months ended September 29, 2013. The $43.4 million increase in net revenues is largely due to the businesses acquired during 2013 and 2014, which generated net revenues of $26.6 million, including $22.0 million and $4.6 million generated by Vidacare and Mayo Healthcare, respectively. Net revenues further benefited from higher sales volume of $7.8 million, primarily in the EMEA , Vascular North America and OEM segments, price increases of $4.6 million, primarily in the Asia and Surgical North America segments, new products of $3.2 million, primarily in the Anesthesia/Respiratory North America, EMEA, and Asia segments and the favorable impact of foreign currency exchange rates of $1.1 million.
Net revenues for the nine months ended September 28, 2014 increased 9.5% to $1,363.8 million from $1,245.7 million for the nine months ended September 29, 2013. The $118.1 million increase in net revenues is largely due to the businesses acquired during 2013 and 2014, which generated net revenues of $76.8 million, including $63.5 million, $11.1 million and $2.2 million generated by Vidacare, Mayo Healthcare and Ultimate, respectively. Net revenues further benefited from price increases of $17.1 million, primarily in the Asia and EMEA segments, new product sales of $10.7 million, primarily in the Vascular North America, EMEA, Anesthesia/Respiratory North America and Asia segments, the favorable impact of foreign currency exchange rates of $8.6 million and higher sales volume of $4.9 million, primarily in the OEM segment.
Gross profit

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in millions)
Gross profit	$236.2	$204.0	$701.4	$614.0
Percentage of sales	51.7%	49.3%	51.4%	49.3%

For the three and nine month periods ended September 28, 2014 gross profit as a percentage of revenues increased 2.4% and 2.1%, respectively, compared to the corresponding prior year periods. The increase for the three month period ended September 28, 2014 reflects the benefit of higher margin sales from our recent acquisitions of Vidacare, Mayo Healthcare and Ultimate, increases in sales of existing higher margin products, primarily in the Anesthesia/Respiratory North America and EMEA segments and price increases, primarily in the EMEA and Asia and Surgical North America segments, the favorable impact of foreign currency exchange rates and increases in new product sales, primarily in the Vascular North America and Anesthesia/Respiratory North America segments.  These improvements in gross profit were partially offset by higher raw materials and manufacturing costs. The increase for the nine month period ended September 28, 2014 reflects the benefit of higher margin sales from our recent acquisitions of Vidacare, Mayo Healthcare and Ultimate, price increases, primarily in the Asia, EMEA and Surgical North America segments, increases in sales of existing higher margin products, primarily in the Anesthesia/Respiratory North America, EMEA, Asia and Surgical North America segments, and new products, primarily in the EMEA, Vascular North America and Anesthesia/Respiratory North America segments. These improvements in gross profit were partially offset by higher raw materials and manufacturing costs.

Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in millions)
Selling, general and administrative	$138.3	$115.2	$425.4	$358.4
Percentage of sales	30.2%	27.8%	31.2%	28.8%
Selling, general and administrative expenses increased $23.1 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. The increase is primarily due to $11.3 million of expenses associated with acquired businesses, primarily Vidacare and Mayo Healthcare, $2.4 million of higher amortization expense, the majority of which relates to the amortization of Vidacare intangibles, $1.9 million of higher marketing spending, $1.6 million of higher sales expense, primarily related to an increase in sales commissions, $1.4 million of higher general and administrative costs primarily due to higher rent expense associated with administrative facilities and increases in employee related expenses and $0.7 million increase in depreciation expense resulting from a reduction in the estimated useful life of an administrative building and certain related assets. In addition, the benefit from reductions in contingent consideration in the third quarter of 2014 was $3.6 million lower than the benefit realized in the third quarter of 2013.
Selling, general and administrative expenses increased $67.0 million for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013. The increase is primarily due to $35.4 million of expenses associated with acquired businesses, primarily Vidacare, Mayo Healthcare and Ultimate, higher amortization expense of $10.0 million, the majority of which relates to the amortization of Vidacare intangibles, $4.9 million of higher sales expense, primarily related to an increase in sales commissions, $3.5 million of higher general and administrative costs primarily due to increases in employee related expenses, $2.0 million increase in depreciation expense resulting from a reduction in the estimated useful life of an administrative building and certain related assets, $1.7 million of higher IT related costs primarily associated with the ongoing maintenance of enterprise resource planning software systems, and the $1.7 million unfavorable impact of foreign currency exchange rates.  In addition, the benefit from contingent consideration reserve reductions for the nine months ended September 28, 2014 was $7.4 million lower than the benefit realized in the nine months ended September 29, 2013.
Research and development

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in millions)
Research and development	$14.9	$15.6	$43.8	$47.2
Percentage of sales	3.3%	3.8%	3.2%	3.8%

The decline in research and development expenses for the three month and nine months ended September 28, 2014 reflects reduced development and new product-related activity as compared to the three and nine months ended September 29, 2013. Research and development expenses during the three and nine months ended September 29, 2013 reflect the development of late-stage technologies we acquired in 2012 as well as certain product launches that occurred during the second half of 2013.
Restructuring and other impairment charges

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in millions)
Restructuring and other impairment charges	$1.1	$7.1	$16.5	$29.2
On April 28, 2014, our Board of Directors approved a restructuring plan (the "2014 Manufacturing Footprint Realignment Plan") that involves the consolidation of operations and a related reduction in workforce at certain facilities. We estimate that we will incur aggregate pre-tax charges in connection with the 2014 Manufacturing Footprint Realignment Plan of approximately $42 million to $53 million, of which we expect $32 million to $40 million will result in future cash outlays. Additionally, we expect to incur aggregate capital expenditures of approximately $24 million to $30 million under the restructuring plan.  We have updated our prior estimates with respect to the amount of charges we expect to incur and cash outlays and expenditures we expect to make in 2014 to reflect a shift in the timing of certain costs from 2014 to 2015. Specifically, we now expect to incur approximately $15 million to $17 million in aggregate pre-tax charges associated with this restructuring plan in 2014, compared to our prior estimate of $22 million to $23 million. Our estimated 2014 cash outlays associated with the restructuring plan are now expected to be in the range of $5 million to $7 million, compared to our prior estimate of $9 million to $11 million. Our estimated 2014 capital expenditures related to the restructuring plan are now expected to be in the range of $8 million to $10 million, compared to our prior estimate of $10 million to $15 million. We continue to expect that most of the balance of the aggregate estimated pre-tax charges, cash outlays and capital expenditures will occur prior to the end of 2016. The foregoing changes in estimates did not impact our estimates with respect to the aggregate amount of charges, cash outlays or capital expenditures expected in connection with the 2014 Manufacturing Footprint Realignment Plan. We currently expect to achieve annualized savings of $28 million to $35 million once the restructuring plan is fully implemented, and currently expect that we will begin to realize savings beginning in 2015.
For the three and nine months ended September 28, 2014, we recorded $1.1 million and $16.5 million, respectively, in restructuring and other asset impairment charges. For the three months ended September 28, 2014, we incurred $0.6 million of charges pertaining primarily to termination benefits in connection with our 2014 European restructuring program; $0.2 million of charges primarily related to termination benefits associated with our 2014 Manufacturing Footprint Realignment Plan; and $0.3 million of charges primarily related to contract termination costs associated with other restructuring activities initiated in 2014. For the nine months ended September 28, 2014, we incurred $8.7 million of charges pertaining to termination benefits in connection with our 2014 manufacturing footprint realignment restructuring program; $8.7 million of charges primarily related to termination benefits associated with our 2014 European restructuring program; and $3.1 million of charges pertaining to termination benefits, contract termination and other exit costs associated with other restructuring activities initiated in 2014, 2013, and 2012. These charges were partially offset by $4.0 million of reversals of expense, which were primarily related to the favorable settlement of a terminated European distributor agreement associated with our LMA restructuring program.

During the three and nine months ended September 29, 2013, we recorded $7.1 million and $29.2 million, respectively, in restructuring and other impairment charges. For the three months ended September 29, 2013, we incurred $1.8 million of charges pertaining to termination benefit costs, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program, approximately $1.9 million primarily related to termination benefits and contract termination costs associated with other restructuring activities initiated in 2012 and 2013 and $3.4 million of impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value. For the nine months ended September 29, 2013, we recorded a $4.5 million write-off of an in-process research and development project associated with our May 2012 acquisition of the assets of Axiom Technology Partners LLP, $8.4 million pertaining to termination benefit costs, contract termination costs and facility closure and other costs incurred in connection with our LMA restructuring program, approximately $10.1 million primarily related to termination benefit and contract termination costs associated with other restructuring activities initiated in 2012 and 2013, $2.8 million of charges related to expected post-closing obligations associated with acquired businesses and $3.4 million of impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value.
For additional information regarding our restructuring programs, see Note 4 to our condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in millions)
Interest expense	$17.2	$13.9	$48.7	$42.6
Average interest rate on debt	4.5%	3.9%	4.0%	4.1%
The increase in interest expense for the three and nine months ended September 28, 2014 compared to the corresponding periods in 2013 reflects an increase of $70 million and $164 million in average outstanding debt, respectively.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Effective income tax rate	14.9%	10.2%	16.8%	14.0%
The effective income tax rate for the three and nine months ended September 28, 2014 was 14.9% and 16.8%, respectively and 10.2% and 14.0% for the three and nine months ended September 29, 2013, respectively. The effective tax rate for the three and nine months ended September 28, 2014 benefited from a shift in the mix of taxable income to jurisdictions that have lower statutory rates.  Nevertheless, the effective tax rate for the three and nine months ended September 29, 2013 was lower than the effective income tax rate in the 2014 periods, reflecting the realization of net tax benefits resulting from the resolution of a foreign tax matter and the expiration of statutes of limitation for U.S. federal and state matters.

Segment Financial Information

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Increase	September 28, 2014	September 29, 2013	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)			(Dollars in millions)
Vascular North America	$63.8	$55.1	15.8	$190.5	$168.5	13.1
Anesthesia/Respiratory North America	54.7	53.8	1.7	164.5	170.5	(3.5)
Surgical North America	36.1	34.1	5.8	109.3	108.6	0.6
EMEA	141.2	132.3	6.7	446.1	412.5	8.1
Asia	62.0	55.3	12.3	174.2	148.0	17.7
OEM	39.2	33.8	16.0	109.0	97.2	12.1
All other	60.2	49.4	21.7	170.2	140.4	21.2
Segment net revenues	$457.2	$413.8	10.5	$1,363.8	$1,245.7	9.5

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Increase/ (Decrease)	September 28, 2014	September 29, 2013	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)			(Dollars in millions)
Vascular North America	$11.9	$6.0	98.3	$31.3	$17.4	79.9
Anesthesia/Respiratory North America	9.4	3.5	168.6	21.4	18.5	15.7
Surgical North America	12.4	10.3	20.4	37.3	37.6	(0.8)
EMEA	28.8	21.1	36.5	85.8	65.5	31.0
Asia	14.8	18.9	(21.7)	44.7	45.0	(0.7)
OEM	9.7	6.7	44.8	24.6	20.8	18.3
All other	12.4	11.1	11.7	32.5	22.6	43.8
Segment operating profit (1)	$99.4	$77.6	28.1	$277.6	$227.4	22.1

(1)
See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.

The following is a discussion of our segment operating results.
Comparison of the three and nine months ended September 28, 2014 and September 29, 2013
Vascular North America
Vascular North America net revenues for the three months ended September 28, 2014 were $63.8 million, an increase of 15.8% compared to the prior year period. The increase was primarily due to Vidacare product sales of $6.4 million, increases in sales volumes of existing products of $2.1 million and new product sales of $0.3 million. Vascular net revenues for the nine months ended September 28, 2014 were $190.5 million, an increase of 13.1% compared to the prior year period.  The increase is primarily due to Vidacare product sales of $18.7 million, increases in new product sales of $2.5 million, increases in sales volumes of existing products of $1.0 million and price increases of $0.5 million, which were partially offset by the unfavorable impact of foreign currency of $0.6 million.

Vascular North America operating profit for the three months ended September 28, 2014 was $11.9 million, an increase of 98.3% compared to the prior year period. The increase was primarily due to operating profit generated by Vidacare product sales and increases in sales of higher margin products, which were partially offset by higher sales commissions.  Vascular operating profit for the nine months ended September 28, 2014 was $31.3 million, an increase of 79.9% compared to the prior year period resulting from operating profit generated by Vidacare product sales, increases in sales of higher margin products and lower research and development and marketing expense.  These increases were partially offset by higher sales commissions.
Anesthesia/Respiratory North America
Anesthesia/Respiratory North America net revenues for the three months ended September 28, 2014 were $54.7 million, an increase of 1.7% compared to the prior year period. The increase is primarily attributable to increases in new product sales of $0.9 million and price increases of $0.2 million, partly offset by lower sales volume of $0.1 million.  Anesthesia/Respiratory North America net revenues for the nine months ended September 28, 2014 were $164.5 million, a decrease of 3.5% compared to the prior year period.  The decrease is primarily attributable to declines in sales volumes of existing products of $8.9 million and the unfavorable impact of foreign currency exchange rates of $0.4 million, which were partially offset by new product sales of $2.2 million and price increases of $1.0 million.
Anesthesia/Respiratory North America operating profit for the three months ended September 28, 2014 was $9.4 million, an increase of 168.6% compared to the prior year period.  The increase is primarily attributable to sales of higher margin products, lower expense related to inventory reserves as compared to third quarter 2013 and savings realized from the continued integration of our LMA business. Anesthesia/Respiratory North America operating profit for the nine months ended September 28, 2014 was $21.4 million, an increase of 15.7% compared to the prior year period. The increase is primarily attributable to sales of higher margin products, including existing as well as new products, the benefit of price increases, lower warehouse and freight charges and the continued integration of our LMA business. The increase was partially offset by lower sales volume of existing products.
Surgical North America
Surgical North America net revenues for the three months ended September 28, 2014 were $36.1 million, an increase of 5.8% compared to the prior year period.  The increase is primarily attributable to higher sales volume of existing products of $1.1 million and price increases of $1.0 million. Surgical North America net revenues for the nine months ended September 28, 2014 were $109.3 million, an increase of 0.6% compared to the prior year period.  The increase is primarily attributable to price increases of $2.0 million and new product sales of $0.4 million, partially offset by a decline in sales volume of existing products of $1.0 million and the unfavorable impact of foreign currency of $0.7 million.
Surgical North America operating profit for the three months ended September 28, 2014 was $12.4 million, an increase of 20.4% compared to the prior year period. The increase is primarily attributable to price increases and higher sales volume of existing products. Surgical North America operating profit for the nine months ended September 28, 2014 was $37.3 million, a decrease of 0.8% compared to the prior year period.  The decrease is primarily due to a lower benefit from reductions in contingent consideration for the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013, partially offset by improved pricing and increased sales of higher margin products.
EMEA
EMEA net revenues for the three months ended September 28, 2014 were 141.2 million, an increase of 6.7% compared to the prior year period.  The increase is primarily attributable to Vidacare product sales of $4.2 million, existing product sales volume increases of $1.9 million, favorable foreign currency exchange rate fluctuations of $1.5 million, increases in sale of new products of $0.8 million and price increases of $0.6 million. EMEA net revenues for the nine months ended September 28, 2014 were $446.1 million, an increase of 8.1% compared to the prior year period. The increase is primarily attributable to Vidacare product sales of $13.5 million, favorable foreign currency exchange rate fluctuations of $12.6 million, existing product sales volume increases of $1.8 million and $2.8 million resulting from our distributor-to-direct sales conversions in several countries.

EMEA segment operating profit for the three months ended September 28, 2014 was $28.8 million, an increase 36.5% compared to the prior year period.  The increase is primarily attributable to increases in sales of higher margin products, operating profit generated by Vidacare product sales and lower manufacturing costs.  EMEA segment operating profit for the nine months ended September 28, 2014 was $85.8 million, an increase 31.0% compared to the prior year period.  The increase is primarily attributable to operating profit generated by Vidacare product sales, increases in sales of higher margin products, sales margin increases resulting from our distributor-to-direct sales conversions in several countries, lower manufacturing, warehouse and freight costs and reduction in marketing expense resulting from the 2014 European Restructuring Plan, which were partially offset by higher employee related costs.
Asia
Asia net revenues for the three months ended September 28, 2014 were $62.0 million, an increase of 12.3% compared to the prior year period. The increase is primarily attributable to net revenues generated from recent acquisitions, including $4.6 million and $0.8 million generated by Mayo Healthcare and Vidacare, respectively.  The change in net revenues also reflects price increases of $3.1 million, primarily related to our distributor-to-direct sales conversions, and increases in sales of new products of $0.7 million, partially offset by a $2.7 million decline in sales volume of existing products, primarily in Japan and Korea.  Asia net revenues for the nine months ended September 28, 2014 were $174.2 million, an increase of 17.7% compared to the prior year period.  The increase is primarily attributable to net revenues generated from recent acquisitions, including $11.1 million, $2.1 million and $2.0 million generated by Mayo Healthcare, Vidacare and Ultimate, respectively.  The change in net revenues also reflects price increases of $11.9 million, primarily related to our distributor-to-direct sales conversions, increases in new product sales of $1.3 million, which were partially offset by unfavorable foreign exchange rate fluctuations of $1.7 million and a $0.6 million decline in sales volume of existing products.  We are currently monitoring inventory levels at some of our Asian distributors, particularly in China, as we have begun to see their sales to third parties begin to slow which could have an impact on our future results.
Asia segment operating profit for the three months ended September 28, 2014 was $14.8 million, a decrease of 21.7% compared to the prior year period. The decrease is primarily attributable to the decline in sales volume of existing products, higher expenses associated with acquired businesses, higher general and administrative expenses, primarily due to increase in personnel to support the business growth within the segment, higher manufacturing and warehouse costs and increased marketing expense.  Asia segment operating profit for the nine months ended September 28, 2014 was $44.7 million, a decrease of 0.7% compared to the prior year period.  The decrease is primarily attributable to higher general and administrative expenses, principally due to an increase in personnel to support growth within the segment, partially offset by operating profit generated by the businesses acquired including, Mayo Healthcare, Ultimate and Vidacare.
OEM
OEM and Development Services (“OEM”) net revenues for the three months ended September 28, 2014 were $39.2 million, an increase of 16.0% compared to the prior year period. The increase is primarily attributable to higher sales volumes of $5.9 million pertaining to existing products and the introduction of new products to the market, which were partially offset by price declines of $0.6 million. OEM net revenues for the nine months ended September 28, 2014 were $109.0 million, an increase of 12.1% compared to the prior year period.  The increase is primarily attributable to higher sales volume of existing products of $12.7 million and increases in sales of new products of $0.6 million, which were partially offset by price declines of $2.1 million.
OEM segment operating profit for the three months ended September 28, 2014 was $9.7 million, an increase of 44.8% compared to the prior year period. OEM segment operating profit for the nine months ended September 28, 2014 was $24.6 million, an increase of 18.3% compared to the prior year period.  The increase for the three and nine months ended September 28, 2014 is primarily attributable to increases in sales of higher margin products and lower manufacturing costs, partially offset by price reductions.
All Other
The increases in net revenues and operating profit for our other businesses for the three and nine months ended September 28, 2014 compared to the prior year periods were primarily due to sales of Vidacare products.  The operating profit increases were partially offset by higher software maintenance expenses.

Liquidity and Capital Resources
On May 21, 2014, we issued $250.0 million of 5.25% Senior Notes due 2024 (the “2024 Notes”). We will pay interest on the 2024 Notes semi-annually on June 15 and December 15, commencing on December 15, 2014, at a rate of 5.25% per year. The 2024 Notes will mature on June 15, 2024, unless earlier redeemed. We incurred transaction fees of approximately $4.5 million, including underwriters’ discounts and commissions in connection with the offering of the 2024 Notes. We used $245.0 million of the proceeds to repay borrowings under our revolving credit facility.  See Note 7 to the condensed consolidated financial statements included in this report for additional information.
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
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements, the domestic and global financial and credit markets remain volatile, which creates risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to countries in Europe. As of September 28, 2014, our net current and long-term accounts receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $55.5 million compared to $63.1 million as of December 31, 2013. For the nine months ended September 28, 2014 and September 29, 2013, net revenues from these countries were approximately 8.4% and 8.5%, respectively, of total net revenues, and average days that current and long-term accounts receivables were outstanding were 241 and 285 days, respectively. As of September 28, 2014 and December 31, 2013 net current and long-term accounts receivables from these countries were approximately 29.4% and 31.0%, respectively, of our consolidated net current and long-term accounts receivables. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2014 and beyond.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $208.8 million for the first nine months of 2014 compared to $135.9 million during the first nine months of 2013. The $72.9 million increase is primarily due to favorable changes in working capital items, principally accounts receivable, accounts payable and accrued expenses, $8.5 million decrease in contributions to domestic pension plans in the first nine months of 2014 as compared to the first nine months of 2013 and improved operations year-over-year.  Accounts receivable decreased $2.4 million during the nine months ended September 28, 2014, as compared to a $12.4 million increase during the nine months ended September 29, 2013, primarily due to increased collections of $19.5 million from the Spanish government and Spanish regional health authorities in 2014, increased collections in Italy due to a government financing project and improvement in days receivables outstanding. Inventories increased $23.1 million during the nine months ended September 28, 2014, primarily due to increased inventory purchases to support product launches and our distributor-to-direct sales conversions in several countries. This compares to a $23.6 million increase in inventories during the nine months ended September 29, 2013, which was primarily due to increased inventory purchases in anticipation of our conversion to an enterprise resource planning system at several business units. Accounts payable and accrued expenses increased $14.3 million during the nine months ended September 28, 2014 as compared to a $1.6 million increase during the nine months ended September 29, 2013, primarily due to the timing of vendor and interest payments and an increase in employee related benefit and compensation accruals.

Net cash used in investing activities from continuing operations was $71.5 million for the nine months ended September 28, 2014, reflecting net payments for businesses acquired of $28.5 million and capital expenditures of $48.2 million, partially offset by $5.3 million in proceeds related to the sale of certain assets that were held for sale.  See "Restructuring and Impairment Charges" above for a discussion of anticipated capital expenditures under the 2014 Manufacturing Footprint Realignment Plan.

Net cash used in financing activities from continuing operations was $274.0 million for the nine months ended September 28, 2014, which included repayments of $480.0 million of indebtedness principally under our revolving credit facility, partially offset by proceeds from additional borrowings of $250.0 million from the sale of our 2024 Notes.  Net cash used in financing activities also included dividend payments of $42.2 million and underwriters’ discount and commission fees of $3.7 million, which were paid in connection with the sale of the 2024 Notes.  Also included in net cash used in financing activities were cash inflows of $5.9 million associated with proceeds from the exercise and vesting of share-based awards issued under our stock compensation plans and $5.6 million of excess tax benefits related to the exercise or vesting of those awards, which were partially offset by tax withholdings of $8.6 million remitted by the Company on behalf of employees who elect to have shares withheld by the Company to satisfy their minimum tax withholding obligations arising from the exercise and vesting of their share-based payment awards.  See Note 1 to the condensed consolidated financial statements included in this report for a discussion of the reclassification of tax withholding payments related to share-based awards from a cash outflow from operating activities to a cash outflow from financing activities.
Stock Repurchase Program
In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through September 28, 2014, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio
The following table provides our net debt to total capital ratio:

	September 28, 2014	December 31, 2013
	(Dollars in millions)
Net debt includes:
Current borrowings	$365.4	$356.3
Long-term borrowings	700.0	930.0
Unamortized debt discount	39.3	48.4
Total debt	1,104.7	1,334.7
Less: Cash and cash equivalents	286.4	432.0
Net debt	$818.3	$902.7
Total capital includes:
Net debt	$818.3	$902.7
Total common shareholders’ equity	1,981.7	1,913.5
Total capital	$2,800.0	$2,816.2
Percent of net debt to total capital	29%	32%
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are convertible under certain circumstances, including in any fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price of our common stock for at least 20 days during a period of 30 consecutive trading days ending on the last day of such fiscal quarter exceeds 130% of the conversion price of the notes (approximately $79.72). Since the fourth quarter 2013, our closing stock price has exceeded the 130% threshold described above and, accordingly, the Convertible Notes have been classified as a current liability as of September 28, 2014 and December 31, 2013. The determination of whether or not the Convertible Notes are convertible under such circumstances is made each quarter until maturity or conversion. Consequently, the Convertible Notes may not be convertible in one or more future quarters if the common stock price-based contingent conversion threshold is not met in such quarters, in which case the Convertible Notes would again be classified as long-term debt unless another conversion event set forth in the Convertible Notes has occurred. We have elected a net settlement method to satisfy our conversion obligation, under which we may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of our existing cash on hand and borrowings under our credit facility, our use of these funds could adversely affect our results of operations and liquidity. The classification of the Convertible Notes as a current liability had no impact on our financial covenants.
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

New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting standards, including estimated effects, if any, on our condensed consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of September 28, 2014 and December 31, 2013, the Company has recorded reserves of approximately $4.2 million and $6.8 million, respectively, in connection with such contingencies, representing what it believes to be a better estimate of the loss than any other amount within the range of estimated possible losses that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that any such actions likely will have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or liquidity. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may have such a material adverse effect.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended September 28, 2014. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2014 and September 29, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2014 and September 29, 2013; (iii) the Condensed Consolidated Balance Sheets as of September 28, 2014 and December 31, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013; (v) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 28, 2014 and September 29, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Benson F. Smith
Benson F. Smith Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Powell
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: October 29, 2014