Form 10-K
period 2014-12-31
TELEFLEX INC
filed 2015-02-20
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission file number 1-5353
_________________________________________________
TELEFLEX INCORPORATED
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	23-1147939
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

550 East Swedesford Road, Suite 400, Wayne, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 225-6800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $1 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
_________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (32,782,693 shares) on June 27, 2014 (the last business day of the registrant’s most recently completed fiscal second quarter) was $3,447,755,823 (1) . The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

The registrant had 41,442,707 Common Shares outstanding as of February 13, 2015.
DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2014 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.

(1) For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Information Concerning Forward-Looking Statements
All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments;

•	demand for and market acceptance of new and existing products;

•	our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•	our ability to effectively execute our restructuring programs;

•	our inability to realize savings resulting from restructuring plans and programs at anticipated levels;

•	the impact of recently passed healthcare reform legislation and changes in Medicare, Medicaid and third-party coverage and reimbursements;

•	competitive market conditions and resulting effects on revenues and pricing;

•	increases in raw material costs that cannot be recovered in product pricing;

•	global economic factors, including currency exchange rates, interest rates and sovereign debt issues;

•	difficulties entering new markets; and

•	general economic conditions.
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
THE COMPANY
Teleflex is a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products to hospitals and healthcare providers worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We manufacture our products at 26 manufacturing sites, with major manufacturing operations located in the Czech Republic, Germany, Malaysia, Mexico and the United States.
We are focused on achieving consistent, sustainable and profitable growth and improving our financial performance by increasing our market share and improving our operating efficiencies through:

•	development of new products and product line extensions;

•	investment in new technologies and broadening their applications;

•	expansion of the use of our products in existing markets and introduction of our products into new geographic markets;

•
achievement of economies of scale as we continue to expand by leveraging our direct sales force and distribution network for new products, as well as increasing efficiencies in our sales and marketing and research and development structures and our manufacturing and distribution facilities; and

•
expansion of our product portfolio through select acquisitions, licensing arrangements and business partnerships that enhance, extend or expedite our development initiatives or our ability to increase our market share.

Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to consistently bring cost effective, innovative products to market that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing new, innovative products for existing and new therapeutic applications as well as enhancements to, and line extensions of, existing products. We introduced 16 new products and line extensions during 2014. Our portfolio of existing products and products under development consists primarily of Class I and Class II devices, which require 510(k) clearance by the United States Food and Drug Administration, or FDA, for sale in the United States. We believe that 510(k) clearance reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to the premarket approval, or PMA, process that would be required for Class III devices. See "Government Regulation" below.

During 2014, we completed the following acquisitions, which were accounted for as business combinations:

•	Mayo Healthcare Pty Limited, ("Mayo Healthcare"), a distributor of medical devices and supplies primarily in the Australian market, which complements our anesthesia product portfolio, and

•	the assets of Mini-Lap Technologies, Inc. ("Mini-Lap"), a developer of micro-laparoscopic instrumentation, which complements our surgical product portfolio.
OUR SEGMENTS
Effective January 1, 2014, we realigned our operating segments due to changes in the Company’s internal financial reporting structure. The Vascular North America, Anesthesia/Respiratory North America and Surgical North America businesses, which previously comprised much of our former Americas reportable segment, are now separate reportable segments. The results of all prior comparative periods presented in this Annual Report on Form 10-K have been restated to reflect the new reporting structure. We conduct our operations through six reportable segments: Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA (Europe, the Middle East and Africa), Asia and OEM. The following charts depict our net revenues by segment as a percentage of our total consolidated net revenues for the years ended December 31, 2014, 2013 and 2012.

Vascular North America: Our vascular access products facilitate a variety of critical care therapies, including the administration of intravenous medications and other therapies and the measurement of blood pressure and taking of blood samples through a single puncture site. Our vascular access devices, which are primarily catheters and related devices, principally consist of the following products:

•
ARROW central venous catheters, or CVCs: The ARROW CVCs are inserted in the neck or shoulder area and come in multiple lengths and up to four channels, or lumens. The ARROW CVC has a pressure injectable option which gives clinicians who perform contrast-enhanced CT scans the ability to use an indwelling (in the body) pressure injectable ARROW CVC to inject contrast dye for the scan without having to insert a second catheter.

•
Arrow EZ-IO system: EZ IO, which was added to our vascular product portfolio through our acquisition of Vidacare Corporation in December 2013, provides immediate vascular access for the delivery of medications and fluids via the intraosseous, or in the bone, route when traditional vascular access is difficult or impossible. In emergency situations, EZ IO enables fast access to deliver lifesaving therapies to help stabilize a patient until a traditional catheter can be inserted.

•
ARROW jugular axillo-subclavian central catheters, or JACCs, with Chlorag+ard® technology: JACCs are inserted in the neck or shoulder area and provide an alternative to traditional acute CVCs and peripheral central venous access. Introduced in 2013, this CVC for acute or long-term use combines antimicrobial and antithrombogenic protection with smaller external diameter sizes. This product is well suited for patients with renal issues, chronic patients with poor peripheral access or those with a history of or risk for venous thrombosis.

•
ARROW peripherally inserted central catheters, or PICCs: The ARROW PICCs are soft, flexible catheters that are inserted in the upper arm and advanced into a vein that carries blood to the heart to administer various types of intravenous medications and therapies. ARROW PICCs have a pressure injectable option that can withstand the higher pressures required by the injection of contrast media for CT scans.

•
ARROW VPS: The ARROW VPS is an advanced vascular positioning system that facilitates precise placement of a PICC or CVC within the heart. The ARROW VPS analyzes multiple metrics, in real time, from its biosensor to help clinicians navigate through the circulatory system and precisely identify the correct catheter tip placement in the heart. Cleared by the FDA as an alternative to chest x-ray confirmation, the ARROW VPS can help to shorten hospital stays while lowering costs associated with catheter insertion procedures. In 2013, we launched the next generation of our ARROW VPS, the ARROW VPS G4, which provides further enhancements to our VPS technology, such as the ability to provide information as to the final catheter position, improved sterile field capability and integration with hospital data management systems.

•
ARROW arterial catheterization sets: These sets facilitate arterial pressure monitoring and blood withdrawal for glucose, blood-gas and electrolyte measurement in a wide variety of critical care and intensive care settings.

•	ARROW percutaneous sheath introducers: These introducers are used to insert cardiovascular and other catheterization devices into the vascular system during critical care procedures.

The large majority of our CVCs are treated with the ARROWg+ard or ARROWg+ard Blue Plus antimicrobial surface treatments to reduce the risk of catheter related bloodstream infection. ARROWg+ard Blue Plus provides antimicrobial treatment of certain parts of a catheter. The Chlorag+ard technology, an option on our PICC and JACC catheters, provides both antimicrobial and antithrombogenic protection for up to 30 days, reducing the risk of catheter-related infection, thrombosis and occlusion. These surface treatments help reduce healthcare acquired conditions, such as Catheter Related Blood Stream Infection (CRBSI), potentially saving hospitals significant costs under pay for performance standards, which are standards that provide incentives to clinicians for better health outcomes.
We also offer many of our vascular access catheters in a Maximal Barrier Precautions Tray. The tray is available for CVCs, PICCs and multi access catheters (MAC) and includes a full body drape, coated or non-coated catheter and other accessories. These kits are designed to assist healthcare providers in complying with guidelines for reducing catheter-related bloodstream infections that have been established by a variety of health regulatory agencies, such as the Centers for Disease Control and Prevention and the Joint Commission on the Accreditation of Healthcare Organizations. Our ErgoPACK system provides components which are packaged in the tray in the order in which they will be needed during the procedure and incorporates features intended to enhance ease of use and patient and provider safety.
We believe that our vascular product portfolio is well-positioned to enable hospitals to effectively address the financial and clinical issues associated with vascular access. Our products can reduce injuries to the healthcare provider, expedite placement of a central venous catheter, reduce patient exposure to x-rays, expedite infusion of medication and reduce the risk of catheter related infection, thrombosis and occlusion for the patient. Moreover, we believe our products can help hospitals achieve reduced costs, improved quality and patient outcomes, decreased length of stay and increased satisfaction.

Anesthesia/Respiratory North America: Our anesthesia/respiratory segment provides products for clinicians working primarily in emergency rooms, surgery and critical care settings. The product portfolio includes a variety of airway management, pain management and respiratory care products that are designed to help eliminate complications and improve procedural efficiencies. Our airway management products and related devices consist principally of the following:

•
LMA Airways: LMA laryngeal masks are used by anesthesiologists and emergency responders to establish an airway to channel anesthesia gas or oxygen to a patient's lungs during surgery or trauma. The LMA Supreme Airway is a second generation airway that features an integrated drain tube to channel fluid and gas safely away from the airway, enabling physicians to use an LMA laryngeal mask in more advanced procedures.

•
LMA Atomization: The LMA Atomization portfolio includes products to facilitate intranasal delivery of medications. The inner cavities of the nose provide an absorptive surface that is highly vascular with direct access to the central nervous system. The advantages of intranasal administration include rapid onset, safety and patient comfort. The LMA MAD Nasal is an intranasal atomization device that is designed to be a safe and painless way to deliver medication to a patient's blood stream without an intravenous line or needle.

•
RUSCH Endotracheal Tubes and RUSCH Laryngoscopy: We offer a broad range of RUSCH products to facilitate and support endotracheal intubation in multiple settings (surgery, critical care and emergency settings). Endotracheal intubation is commonly used to open the airway to administer oxygen, medication or anesthesia. We provide a broad range of products for laryngoscopy, a procedure that is primarily used to obtain a view of the airway to facilitate tracheal intubation during general anesthesia or cardiopulmonary resuscitation (CPR). In 2014, we introduced the RUSCH DispoLED Laryngoscope Handle. This single-use handle helps facilities comply with standards designed to reduce the risk of patient cross-contamination during intubation.

•
ISO-Gard Caregiver Safety: The ISO-Gard Mask with ClearAir Technology helps to reduce clinician exposure to hazardous waste anesthetic gases (WAG), which are commonly used in surgical procedures. The ISO-Gard Mask is designed to reduce WAG within a caregiver's breathing zone to minimize the cumulative effect of low-level exposure to these hazardous gases in the post anesthesia care unit. By providing a means to reduce the amount of WAG within the breathing zone of the caregiver, hospitals can better comply with OSHA requirements and the National Institute for Occupational Safety and Health’s recommendations for workplace safety.

Our pain management products are designed to provide pain control during a broad range of surgical and obstetric procedures, thereby helping clinicians better manage each patient’s individual pain while reducing complications and associated costs. Our pain management portfolio consists principally of the following:

•
ARROW Epidural Catheters, Needles and Kits: We offer a broad range of ARROW epidural products to facilitate epidural analgesia. Epidural analgesia may be used separately for pain management, as an adjunct to general anesthesia, as a sole technique for surgical anesthesia and for post-operative pain management. The ARROW FlexTip Plus epidural catheter is clinically proven to significantly reduce complications commonly associated with epidural catheters.

•
ARROW Peripheral Nerve Block (PNB) Catheters, Pumps, Needles and Kits: The ARROW PNB products are used by anesthesiologists to provide localized pain relief by injecting anesthetics to deliberately interrupt the signals traveling along a nerve. Nerve blocks are used in a variety of different procedures, including orthopedics, and can last for hours or days. The ARROW Stimucath and FlexBlock catheters allow for location of the nerves and delivery of the anesthetic. The ARROW Autofuser Ambulatory Pain Pump is a disposable anesthetic pump used in conjunction with the ARROW PNB catheters that facilitates multiple days of post-operative pain management.

Our respiratory products are used in a variety of care settings and include oxygen therapy products, aerosol therapy products, spirometry products, and ventilation management products. Our Hudson RCI brand has been a leader in respiratory care for more than 65 years. In 2014, for the third consecutive year, we were among the six companies to receive the Zenith Award awarded by the American Association for Respiratory Care in recognition of the quality products, programs and support provided to the respiratory community. Our respiratory products consist principally of the following:

•
Hudson RCI Oxygen Therapy: Supplemental oxygen is one of the most widely used therapies for people admitted to the hospital. It is also frequently used for patients with chronic lung disease who live at home.  Oxygen is administered to treat hypoxemia (low oxygen levels in the blood) and to decrease symptoms associated with hypoxemia.   We offer a broad range of Hudson RCI Oxygen Therapy products to facilitate the delivery of oxygen, including nasal cannulas, nasal catheters, masks and tubing.

•
Hudson RCI Aerosol Therapy:  Aerosol therapy is used in the treatment of bronchopulmonary disease and allows the delivery of medications, humidity or both to the mucosa (mucous lining) of the respiratory tract and pulmonary alveoli (tiny air sacks in the lungs that allow oxygen and carbon dioxide to move between the lungs and bloodstream). We offer a broad range of aerosol therapy products, including small volume nebulizers, large volume nebulizers, masks and tubing.  These aerosol therapy products are designed to deliver agents that may relieve spasm of the bronchial muscles and reduce edema of the mucous membranes, liquefy bronchial secretions so that they are more easily removed, humidify the respiratory tract and administer antibiotics locally by depositing them in the respiratory tract.

•
Hudson RCI Passive Humidification and Filtration:  We offer a broad portfolio of Hudson RCI and Gibeck passive humidification and filtration products catering to patients on mechanical ventilation in both the intensive care unit and operating room.  When an artificial airway is in place, the respiratory system’s natural processes are bypassed, necessitating the need to heat, humidify and filter the air delivered to the patient.  Our passive humidification devices conserve the patient’s exhaled heat and moisture during expiration and return them to gas being delivered during inspiration.  This mimics the action of the “normal” upper airways.

•
Hudson RCI Active Humidification and Ventilation Management:  Active humidification provides patients in respiratory distress or with lung failure with heated and humidified gases in order to promote gas exchange, maintain secretion clearance and decrease the risk of infection.  Our ConchaTherm Neptune System is a heated humidifier designed to heat and humidify respiratory gases delivered via endotracheal tubes, nasal cannulas or facemasks to adult, pediatric, infant and neonatal patients.  The system features a reusable, electronic piece of equipment and a full range of disposables, including breathing (or ventilator) circuits, humidification chambers and patient interfaces.

Surgical North America: Our surgical products are predominantly comprised of single-use products, including ligation clips and closure products; appliers and sutures used in a variety of surgical procedures; access ports used in minimally invasive laparoscopic surgical procedures, including robotic surgery, and fluid management products used for chest drainage. Our product portfolio also includes reusable hand-held instruments for general and specialty surgical procedures. Our surgical products, which we market under the Deknatel, Pilling, Pleur-evac, Taut and Weck brands names, include the following:

•
Hem-o-lok, a significant part of the Weck portfolio, is a locking polymer ligation clip that combines the security of a suture with the speed of a metal clip for open and laparoscopic surgery. Hem-o-lok clips have special applications in urologic, gynecologic and general surgery.

•
Weck EFx Endo Fascial Closure System is a port site closure device used in laparoscopic surgical procedures. The Weck EFx System encompasses a design for port site closure that enables reproducible fascial closure in varying body types with a controlled suture delivery. This approach to port site closure is designed to minimize complications and costs associated with port-site herniation.

In addition, we have developed the Percuvance percutaneous surgical system, which is a percutaneous approach (where access to inner organs or other tissue is achieved via needle puncture) to laparoscopic surgery. The percutaneous approach reduces the number of trocars (a medical device that functions as a portal for the subsequent placement of other instruments), and provides better angles for the surgeon to address the surgical site, while minimizing trauma to patients. We received 510(k) clearance for this product in January 2015, and expect to initiate a controlled launch of the product in the United States and Europe in 2015. With our 2014 acquisition of the Mini-Lap assets, the combined portfolio of Mini-Lap instruments with our Percuvance percutaneous surgical system will enable us to create and build a new category of percutaneous laparoscopic surgery.
Europe, the Middle East and Africa (“EMEA”): Our EMEA segment designs, manufactures and distributes medical devices primarily used in critical care, surgical applications and cardiac care and generally serves two end markets: hospitals and healthcare providers, and home health. The products of the EMEA segment are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications, including urology.
Asia: Our Asia segment, like our EMEA segment, designs, manufactures and distributes medical devices primarily used in critical care, surgical applications and cardiac care and generally serves hospitals and healthcare providers. The products of the Asia segment are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications.
OEM: The OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers. Our OEM division, which includes the TFX OEM ® and Deknatel ® OEM brands, provides custom-engineered extrusions, diagnostic and interventional catheters, sheath/dilator sets (introducers) and kits, sutures, performance fibers, and bioresorbable resins and fibers. We offer an extensive portfolio of integrated capabilities, including engineering, material selection, regulatory affairs, prototyping, testing and validation, manufacturing, assembly and packing.
All other businesses: Certain operating segments are not material to our operations and are therefore included in the “All other” line item in tabular presentations of segment information. Our "All other" line item includes specialty products such as interventional access products, which focus on dialysis, oncology and critical care at hospitals. We also provide urology, respiratory, anesthesia and cardiac care products such as diagnostic and intra-aortic balloon catheters, as well as capital equipment, which is provided to specialty market customers including home care, pre-hospital (typically addressing emergencies) and other alternative channels of care as well as to hospitals. Also included in the "All Other" line item is our Latin American business.
Specialty Product Portfolio
Our specialty product line of urology products provides bladder management for patients in the hospital and individuals in the home care markets. The product portfolio consists principally of a wide range of catheters (including Foley, intermittent, external and suprapubic), urine collectors, catheterization accessories and products for operative endourology marketed under the Rusch brand name.

Over the past few years, we have continued to expand our urology product offerings to include a wider range of intermittent catheters, catheter insertion kits and accessories used mainly for people with spinal cord injury, spina bifida, and multiple sclerosis. Many of these products are designed to support user safety and infection prevention efforts. For example, an intermittent catheter with hydrophilic coating (a coating that readily interacts with water), an ergothan tip (a flexible catheter tip that gently adjusts to the anatomy of the urethra), protective sleeve and sterile saline solution is marketed in our EMEA region. In the United States, we recently expanded our hydrophilic coated intermittent catheter line to include FloCath Quick™ coudés (slightly curved tip) for difficult catheterizations as well as Rusch® MMG H2O® Closed Systems without insertion supplies.
Our interventional access products are used in a wide range of applications, including dialysis, oncology and critical care. Dialysis products include the ARROW branded long term hemodialysis catheters, antimicrobial acute hemodialysis catheters and the ARROW-Trerotola™ Percutaneous Thrombectomy Device. Our long term hemodialysis catheter portfolio offers both antegrade and retrograde insertion options for split, step and symmetrical tip configurations. In addition, our symmetrical tip ARROW-Clark™ VectorFlow™ Chronic Hemodialysis catheter was launched in November 2014 after receiving FDA 510(k) clearance. The ARROW acute hemodialysis catheters are available with ARROWg+ard™ antimicrobial technology, which reduces the risk of catheter related infection.
The ARROW Polysite Low Profile Hybrid Port was introduced to the US market in March 2014. Available with or without pressure injection capability, the hybrid design combines a lightweight plastic body for patient comfort and a strong titanium reservoir for durability.
Interventional access products also include several ARROW branded products for critical care applications, including diagnostic and drainage kits, embolectomy balloons, and reinforced percutaneous sheath introducers.
In addition, our acquisition of Vidacare expanded our specialty products portfolio by adding the Vidacare EZ-IO Intraosseous Vascular Access (described above in the Vascular North America product portfolio summary), OnControl® Bone Marrow and OnControl Bone Access systems to the products we offer to our interventional access and specialty markets customers.  Vidacare’s OnControl Bone Marrow System enables rapid and safe access for hematology and oncology diagnostic practices. The Vidacare OnControl Bone Access System provides rapid and safe access for surgical bone applications, such as vertebroplasty (a spinal procedure in which bone cement is injected through a small hole in the skin into a fractured vertebra with the goal of relieving back pain caused by vertebral compression fractures) and the biopsy of the vertebral body (the thick oval segment of bone forming the front of the vertebra) and bone lesions.
The pre-hospital care products also include several of the Rusch, Hudson-RCI and LMA branded products for pre-hospital care applications, including airway management and support along with medication delivery.
Cardiac Care Product Portfolio
Products in this portfolio include diagnostic and intra-aortic balloon catheters and capital equipment. Our diagnostic catheters include thermodilution and wedge pressure catheters; specialized catheters used during the x-ray examination of blood vessels, such as Berman and Reverse Berman catheters; therapeutic delivery catheters, such as temporary pacing catheters; sheaths for femoral and trans-radial aortic access used in diagnostic and therapeutic procedures; and intra-aortic balloon, or IAB, catheters. Capital equipment includes our intra-aortic balloon pump, or IABP, consoles. IABP products are used to augment oxygen delivery to the cardiac muscle and reduce the oxygen demand after cardiac surgery, serious heart attack or interventional procedures. We market our cardiac care products under the Arrow brand name.
The IAB and IABP product lines feature the AutoCAT 2 WAVE console and the FiberOptix catheter, which together utilize fiber optic technology for arterial pressure signal acquisition and enable the patented WAVE timing algorithm to support the broadest range of patient heart rhythms, including severely arrhythmic patients.

Latin America
Our Latin America business generally engages in the same type of operations, and serves the same type of end markets, as the EMEA segment.

OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are influenced by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2014, 2013 and 2012 derived from each of our end markets.
HISTORY AND RECENT DEVELOPMENTS
Teleflex was founded in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, we have grown and evolved through entries into new businesses, development of new products, introduction of products into new geographic or end-markets and acquisitions and dispositions of businesses. Throughout our history, we have continually focused on providing innovative, technology-driven, specialty-engineered products that help our customers meet their business requirements.
Beginning in 2007, we significantly changed the composition of our portfolio of businesses, expanding our presence in the medical device industry, while divesting all of our other businesses, which served the aerospace, automotive, industrial and marine markets. Following the divestitures of our marine business and cargo container and systems businesses in 2011, we became exclusively a medical device company.
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

Unless an exemption or pre-amendment grandfather status applies, each medical device that we market must first receive either clearance as a Class I or Class II device (by submitting a premarket notification (“510(k)”)) or approval as a Class III device (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. To obtain 510(k) clearance, a manufacturer must demonstrate that the proposed device is substantially equivalent to a legally marketed 510(k)-cleared device (or pre-amendment device for which FDA has not called for PMAs), referred to as the "predicate device." Substantial equivalence is established by the applicant showing that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device.  The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. A device that is not eligible for the 510(k) process because there is no predicate device may be reviewed through the de novo process (the process for approval when no substantially equivalent device exists) if the FDA agrees it is a low to moderate risk device eligible for Class I or Class II designation. A device not eligible for 510(k) clearance or de novo clearance is categorized as Class III and must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.  The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) process. It generally takes from one to three years or even longer. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I and Class II devices that require 510(k) clearance.  In addition, modifications made to devices after they receive clearance or approval may require a new 510(k) clearance or approval of a PMA or PMA supplement. We cannot be sure that 510(k) clearance or PMA approval will be obtained for any device that we propose to market.
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
In September 2013, the FDA issued final regulations and draft guidance documents regarding the Unique Device Identification (“UDI”) System, which will require manufacturers to mark certain medical devices with unique identifiers. While the FDA expects that the UDI System will help track products during recalls and improve patient safety, it will require us to make changes to our manufacturing and labeling, which could increase our costs.  The UDI System is being implemented in stages based on device risk, with the first requirements having taken effect in September 2014 and the last taking effect in September 2020.

Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections to verify compliance with the QSR as well as other regulatory requirements. For example, in March 2014, we received a warning letter from the FDA alleging certain violations of the Quality System Regulation observed during a September 2013 inspection of our Arlington Heights, Illinois manufacturing facility.  FDA’s concerns relate to failure to appropriately establish and maintain certain manufacturing, corrective and preventive action, and process validation procedures.  In May 2014, the FDA returned to the Arlington Heights facility and re-issued its inspectional observations from the March 2014 warning letter and also required that we report to the FDA a field corrective action we took with respect to a product manufactured at our Arlington Heights facility, which we did.  We have provided detailed responses and updates to the FDA as to our corrective actions, and continue to work to address the issues identified by the FDA.  Until the violations are corrected, and those corrective actions are accepted and verified by FDA’ s re-inspection, we may be subject to additional enforcement action by the FDA. Additionally, the warning letter states that requests for Certificates to Foreign Governments related to products manufactured at the Arlington Heights facility will not be granted until the violations have been corrected.
Certain of our medical devices are sold in convenience kits that include a drug component, such as lidocaine. These types of kits are generally regulated as combination products within the Center for Devices and Radiological Health under the device regulations because the device generates the primary mode of action of the kit. Although the kit as a whole is regulated as a medical device, it may be subject to certain drug requirements such as current good manufacturing practices (“cGMPs”) to the extent applicable to the drug-component repackaging activities and subject to inspection to verify compliance with cGMPs as well as other regulatory requirements.
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
We are also subject to various federal and state reporting and disclosure requirements related to the healthcare industry.  Recent rules issued by the Centers for Medicare & Medicaid Services (CMS) require us to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reported data is available to the public on the CMS website. Failure to submit required information may result in civil monetary penalties.  In addition, several states now require medical device companies to report expenses relating to the marketing and promotion of device products and to report gifts and payments to individual physicians in these states.  Other states prohibit various other marketing-related activities.  The federal government and still other states require the posting of information relating to clinical studies and their outcomes. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that a healthcare company may violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.

Other Regulatory Requirements
We are also subject to the United States Foreign Corrupt Practices Act and similar anti-bribery laws applicable in jurisdictions outside the United State that generally prohibit companies and their intermediaries from improperly offering or paying anything of value to non-United States government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. In the sale, delivery and servicing of our medical devices and software outside of the United States, we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and the Department of Commerce’s Bureau of Industry and Security (“BIS”) which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the United States government. Despite our global trade and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or other agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.
COMPETITION
The medical device industry is highly competitive. We compete with many companies, ranging from small start-up enterprises to companies that are larger and more established than us and have access to significantly greater financial resources. Furthermore, extensive product research and development and rapid technological advances characterize the market in which we compete. We must continue to develop and acquire new products and technologies for our businesses to remain competitive. We believe that we compete primarily on the basis of clinical superiority and innovative features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness. Our major competitors include C. R. Bard, Inc., Medtronic and CareFusion.
SALES AND MARKETING
Our product sales are made directly to hospitals, healthcare providers, distributors and to original equipment manufacturers of medical devices through our own sales forces through independent representatives and through independent distributor networks.
BACKLOG
Most of our products are sold to hospitals or healthcare providers on orders calling for delivery within a few days or weeks, with longer order times for products sold to medical device manufacturers. Therefore, our backlog of orders is not indicative of revenues to be anticipated in any future 12-month period.
PATENTS AND TRADEMARKS
We own a portfolio of patents, patents pending and trademarks. We also license various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All product names throughout this document are trademarks owned by, or licensed to, us or our subsidiaries. Although these have been of value and are expected to continue to be of value in the future, we do not consider any single patent or trademark, except for the Teleflex and Arrow brands, to be essential to the operation of our business.
SUPPLIERS AND MATERIALS
Materials used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used or components supplied for our overall operations. Most of the materials and components we use are available from multiple sources, and where practical, we attempt to identify alternative suppliers. Volatility in commodity markets, particularly aluminum, steel and plastic resins, can have a significant impact on the cost of producing certain of our products. We may not be able to successfully pass cost increases through to all of our customers, particularly original equipment manufacturers.

RESEARCH AND DEVELOPMENT
We are engaged in both internal and external research and development. Our research and development costs principally relate to our efforts to bring innovative new products to the markets we serve, and our efforts to enhance the clinical value, ease of use, safety and reliability of our existing product lines. Our research and development efforts support our strategic objectives to provide safe and effective products that reduce infections, improve patient and clinician safety, enhance patient outcomes and enable less invasive procedures. Our research and development expenditures were $61.0 million, $65.0 million and $56.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
EMPLOYEES
We employed approximately 11,700 full-time and temporary employees at December 31, 2014. Of these employees, approximately 3,100 were employed in the United States and 8,600 in countries other than the United States. Approximately 8% percent of our employees in the United States and in other countries were covered by union contracts or collective-bargaining arrangements. We believe we have good relationships with our employees.
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
INVESTOR INFORMATION
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.

EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Benson F. Smith	67	Chairman, President, Chief Executive Officer and Director
Liam Kelly	48	Executive Vice President, President, Americas
Thomas E. Powell	53	Executive Vice President and Chief Financial Officer
Thomas Anthony Kennedy	52	Senior Vice President, Global Operations
Karen Boylan	43	Vice President, Global RA/QA
Cameron P. Hicks	50	Vice President, Global Human Resources
James J. Leyden	48	Vice President, General Counsel and Secretary

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
Mr. Kelly has been our Executive Vice President, President, Americas since April 2014. From June 2012 to April 2014 Mr. Kelly served as Executive Vice President, President, International and has held several positions with regard to our EMEA segment, including President from June 2011 to June 2012, Executive Vice President from November 2009 to June 2011, and Vice President of Marketing from April 2009 to November 2009. Prior to joining Teleflex, Mr. Kelly held various senior level positions with Hill-Rom Holdings, Inc., a medical device company, from October 2002 to August 2009, serving as its Vice President of International Marketing and R&D from August 2006 to February 2009.
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
Mr. Kennedy has been our Senior Vice President, Global Operations since May 2013. He previously held the position of Vice President, International Operations from December 2012 to May 2013. From July 2007 to December 2012, he held the position of Vice President, EMEA Operations. Prior to joining Teleflex, Mr. Kennedy was a managing director for Saint Gobain Performance Plastics, a producer of engineered, high-performance polymer products, from September 2004 to May 2007. Mr. Kennedy has also held leadership positions with Bio-Medical Research Limited, Marconi Plc, Fore Systems, Inc. and American Power Conversion Corporation.
Ms. Boylan has been our Vice President, Global RA/QA since August 2014. She joined Teleflex in January 2013 as Vice President, International RA/QA. Prior to joining Teleflex, Ms. Boylan served as QA Vice President, Corporate Quality Systems for Boston Scientific, a developer, manufacturer and marketer of medical devices, from April 1996 to December 2012.

Mr. Hicks has been our Vice President, Global Human Resources since April 2013. Prior to joining Teleflex, Mr. Hicks served as Executive Vice President of Human Resources & Organizational Effectiveness for Harlan Laboratories, a private global provider of pre-clinical and non-clinical research services, from July 2010 to March 2013. From April 1990 to January 2010, Mr. Hicks held various leadership roles with MDS Inc., a provider of products and services for the development of drugs and the diagnosis and treatment of disease, including Senior Vice President of Human Resources for MDS’ global Pharma Services division from November 2000 to January 2010.
Mr. Leyden has been our Vice President, General Counsel and Secretary since February 2014. He previously held the positions of Acting General Counsel from November 2013 to February 2014, Deputy General Counsel from February 2013 to November 2013 and Associate General Counsel from December 2004 to February 2013. Prior to joining Teleflex, Mr. Leyden served as general counsel of InfraSource Services, Inc., a utility infrastructure construction company, from April 2004 to December 2004. From February 2002 to April 2004, he served as Associate General Counsel of Aramark Corporation, a provider of food, facility and uniform services.
Our officers are elected annually by our board of directors. Each officer serves at the discretion of the board.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could have a material adverse effect on our business, financial condition, results of operations or stock price. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, results of operations or stock price.
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

Our customers depend on third party coverage and reimbursements and the failure of healthcare programs to provide coverage and reimbursement, or the reduction in reimbursement levels, for our medical products could adversely affect us.
The ability of our customers to obtain coverage and reimbursement for our products is important to our business. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Even when we develop or acquire a promising new product, demand for the product may be limited unless reimbursement approval is obtained from private and governmental third party payors. Internationally, healthcare reimbursement systems vary significantly. In some countries, medical centers are constrained by fixed budgets, regardless of the extent of their patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for many of our medical products would be adversely affected. We cannot be sure that third party payors will maintain the current level of coverage and reimbursement to our customers for use of our existing products. Adverse coverage determinations or any reduction in the amount of reimbursement could harm our business by reducing customers’ selection of our products and the prices they are willing to pay.
In addition, as a result of their purchasing power, third party payors are implementing cost cutting measures such as seeking discounts, price reductions or other incentives from medical products suppliers and imposing limitations on coverage and reimbursement for medical technologies and procedures. These trends could compel us to reduce prices for our products and could cause a decrease in the size of the market or a potential increase in competition that could negatively affect our business, financial condition and results of operations.
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with restructuring, facility consolidations, realignment, cost reduction and other strategic initiatives.
Over the past several years we have implemented a number of restructuring, realignment and cost reduction initiatives, including the realignment of our North American organizational structure, facility consolidations and reductions in our workforce. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled to undertake additional realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic and business plan goals may be adversely affected.

In addition, as part of our efforts to increase operating efficiencies, we have implemented a number of initiatives over the past several years to consolidate our enterprise resource planning, or ERP, systems. For example, between 2012 and 2013, we migrated our Arrow business onto our principal ERP system. To date, we have not experienced any significant disruptions to our business or operations in connection with these initiatives. However, as we continue our efforts to further consolidate our ERP systems, we could experience business disruptions, which could adversely affect customer relationships and divert the attention of management away from daily operations. In addition, any delays in the implementation of these initiatives could cause us to incur additional unexpected costs. Should we experience such difficulties, our business, cash flows and results of operations could be adversely affected.
We are subject to extensive government regulation, which may require us to incur significant expenses to ensure compliance. Our failure to comply with those regulations could have a material adverse effect on our business, results of operations and financial condition.
Our products are classified as medical devices and are subject to extensive regulation in the United States by the FDA and by comparable government agencies in other countries. The regulations govern, among other things, the development, design, approval, manufacturing, labeling, importing and exporting and sale and marketing of many of our products. Moreover, these regulations are subject to future change.

In the United States, before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive either 510(k) or de novo clearance or approval of a premarket approval application, or PMA, from the FDA. Similarly, most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA or a foreign governmental authority may make its review and clearance or approval process more rigorous, which could require us to generate additional clinical or other data, and expend more time and effort, in obtaining future product clearances or approvals. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, substantial additional costs or limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations. Even after a product has received marketing approval or clearance, such product approval or clearance can be withdrawn or limited due to unforeseen problems with the device or issues relating to its application.
Failure to comply with applicable regulations could lead to adverse effects on our business, which could include:

•	partial suspension or total shutdown of manufacturing;

•	product shortages;

•	delays in product manufacturing;

•	warning or untitled letters;

•	fines or civil penalties;

•	delays in obtaining new regulatory clearances or approvals;

•	withdrawal or suspension of required clearances, approvals or licenses;

•	product seizures or recalls;

•	injunctions;

•	criminal prosecution;

•	advisories or other field actions;

•	operating restrictions; and

•	prohibitions against exporting of products to, or importing products from, countries outside the United States.
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
Furthermore, our facilities are subject to periodic inspection by the FDA and other federal, state and foreign government authorities, which require manufacturers of medical devices to adhere to certain regulations, including the FDA’s Quality System Regulation, which requires periodic audits, design controls, quality control testing and documentation procedures, as well as complaint evaluations and investigation. For example, in March 2014, we received a warning letter from the FDA with respect to our Arlington Heights, Illinois manufacturing facility. For information regarding the warning letter, see "Business - Government Regulation" in Item 1 of this report. In addition, any facilities assembling convenience kits that include drug components and are registered as drug repackaging establishments are subject to current good manufacturing practices requirements. The FDA also requires the reporting of certain adverse events and may require the reporting of recalls or other field safety corrective actions. Issues identified through such inspections and reports may result in FDA enforcement action through any of the actions discussed above. Moreover, issues identified through such inspections and reports may require significant resources to resolve.

We are subject to healthcare fraud and abuse laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.
We are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the governments of those states and foreign countries in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal healthcare anti-kickback statute, which, among other things, prohibits persons from knowingly and willfully offering or paying remuneration to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid, or soliciting payment for such referrals, purchases, orders and recommendations;

•
federal false claims laws which, among other things, prohibit individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government, including Medicare, Medicaid or other third-party payors;

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

If our operations are found to be in violation of any of these laws or any other government regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment of personnel, any of which could adversely affect our ability to operate our business and our financial results. The risk of our being found to have violated these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.
Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “Affordable Care Act”), imposed new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Our first report was submitted in 2014, and the reported information was made publicly available in a searchable format in September 2014. In addition, device manufacturers are required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for each payment, transfer of value or ownership or investment interests not reported in an annual submission, up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”).
In addition, there has been a recent trend of increased federal and state regulation of payments made to healthcare providers. Some states, such as California, Connecticut, Nevada and Massachusetts, mandate implementation of compliance programs that include the tracking and reporting of gifts, compensation for consulting and other services, and other remuneration to healthcare providers. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that we may inadvertently violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.

We may incur material losses and costs as a result of product liability and warranty claims, as well as product recalls, any of which may adversely affect our results of operations and financial condition. Furthermore, as a medical device company, our reputation may be damaged if one or more of our products are, or are alleged to be, defective.
Our businesses expose us to potential product liability risks that are inherent in the design, manufacture and marketing of our products. In particular, our medical device products are often used in surgical and intensive care settings with seriously ill patients. In addition, many of our products are designed to be implanted in the human body for varying periods of time. Product defects or inadequate disclosure of product-related risks with respect to products we manufacture or sell could result in patient injury or death. In addition, in connection with the divestitures of our former non-medical businesses, we agreed to retain certain liabilities related to those businesses, which include, among other things, liability for products manufactured prior to the date on which we completed the sale of the business. Product liability and warranty claims often involve very large or indeterminate amounts, including punitive damages. The magnitude of potential losses from product liability lawsuits may remain unknown for substantial periods of time, and the related legal defense costs may be significant. We could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.
In addition, if any of our products are, or are alleged to be, defective, we may voluntarily participate, or be required by regulatory authorities to participate, in a recall of that product. In the event of a recall, we may lose sales and be exposed to individual or class-action litigation claims. Moreover, negative publicity regarding a quality or safety issue, whether accurate or inaccurate, could harm our reputation, decrease demand for our products, lead to product withdrawals or impair our ability to successfully launch and market our products in the future. Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition and results of operations
The ongoing volatility in the domestic and global financial markets, combined with a continuation of constrained global credit markets could adversely impact our results of operations, financial condition and liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions. The economic slowdown and disruption of credit markets that occurred in recent years, led to recessionary conditions and depressed levels of consumer and commercial spending, resulting in reductions, delays or canceled purchases of our products and services. While recent economic indicators suggest improvement in the global economy, we cannot predict the duration or extent of any economic recovery or the extent to which our customers will return to more typical spending behaviors. If the improvement in economic conditions does not continue, our customers may terminate existing purchase orders or reduce the volume of products or services they purchase from us.
Additionally, our customers, particularly in the European region, have extended or delayed payments for products and services already provided, which has increased our focus on collectability with respect to our accounts receivable from these customers. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our foreseeable additional operating needs. However, in light of the ongoing volatility in the European financial markets, combined with a continuation of constrained European credit markets there is a risk that our European customers and suppliers may be unable to access liquidity. As of December 31, 2014 and 2013, our net current and long term accounts receivable in Italy, Spain, Portugal and Greece were $76.2 million and $97.9 million, respectively. In 2014, 2013 and 2012, net revenues from these countries were approximately 8%, 8% and 9% of total net revenues, respectively, and average days that accounts receivable from these countries were outstanding were 223, 260 and 288 days, respectively. Although we maintain allowances for doubtful accounts to cover the estimated losses which may occur when customers cannot make their required payments, we cannot be assured that we will continue to experience the same loss rate in the future given the volatility in the worldwide economy. If our allowance for doubtful accounts is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our results of operations. Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.
In addition, adverse economic and financial market conditions may result in future impairment charges with respect to our goodwill and other intangible assets, which would not directly affect our liquidity but could have a material adverse effect on our reported financial results.

Our strategic initiatives, including acquisitions, may not produce the intended growth in revenue and operating income.
Our strategic initiatives include making significant investments designed to achieve revenue growth and margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.
In addition, as part of our strategy for growth, we have made, and may continue to make, acquisitions and divestitures and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of acquired operations, technologies, services and products and the diversion of management’s attention from other business concerns. Even if we are successful in making an acquisition, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We could also experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with the acquisition of a company or business, including issues related to internal control over financial reporting, regulatory compliance and short-term effects of increased costs on results of operations.  Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will identify all such risks or the magnitude of the risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.
Health care reform may have a material adverse effect on our industry and our business.
Political, economic and regulatory developments have effected fundamental changes in the healthcare industry. The Affordable Care Act substantially changed the way health care is financed by both government and private insurers. It also encourages improvements in the quality of health care products and services and significantly impacts the United States pharmaceutical and medical device industries. Among other things, the Affordable Care Act:

•	established a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States;

•	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•
implemented payment system reforms, including a national pilot program to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models; and

•	created an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.
In 2014 and 2013, we paid $12.7 million and $11.5 million, respectively, with respect to the medical device excise tax. However, we cannot predict at this time the full impact of the Affordable Care Act or other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flow.
We are subject to risks associated with our non-United States operations.
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the United States, including Canada, Belgium, the Czech Republic, France, Germany, Ireland, Malaysia, Mexico, and Singapore. As of December 31, 2014, 73% of our full-time and temporary employees were employed in countries outside of the United States. As of December 31, 2014, 2013 and 2012, approximately 45%, 37% and 39%, respectively, of our net property, plant and equipment was located outside the United States. In addition, for the years ended December 31, 2014, 2013 and 2012 approximately 50%, 50% and 49%, respectively, of our net revenues (based on the Teleflex facility generating the sale) were derived from operations outside the United States.

Our international operations are subject to risks inherent in doing business outside the United States, including:

•	exchange controls, currency restrictions and fluctuations in currency values;

•	trade protection measures;

•	potentially costly and burdensome import or export requirements;

•	laws and business practices that favor local companies;

•	changes in foreign medical reimbursement policies and procedures;

•	subsidies or increased access to capital for firms that currently are or may emerge as competitors in countries in which we have operations;

•	substantial foreign tax liabilities, including potentially negative consequences from changes in tax laws;

•	restrictions and taxes related to the repatriation of foreign earnings;

•	differing labor regulations;

•	additional United States and foreign government controls or regulations;

•	difficulties in the protection of intellectual property; and

•	unsettled political and economic conditions and possible terrorist attacks against American interests.
In addition, the United States Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws in non-United States jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded United States corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off the books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the United States are with government entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, we operate in many parts of the world that have experienced government corruption to some degree.  Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent reckless or criminal acts by our employees, distributors or other agents. In addition, we may be exposed to liability due to pre-acquisition conduct of employees, distributors or other agents of businesses or operations we may acquire. Violations of anti-bribery laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions.
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
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. Products manufactured in, and sold into, foreign markets represent a significant portion of our operations. Our consolidated financial statements reflect translation of financial statements denominated in non-United States currencies to United States dollars, our reporting currency, as well as the foreign currency exchange gains and losses resulting from transactions denominated in non-functional currencies. When the United States dollar strengthens or weakens in relation to the foreign currencies of the countries in which we sell or manufacture our products, such as the euro, our United States dollar-reported revenue and income will fluctuate. Although we have entered into forward contracts with several major financial institutions to hedge a portion of projected cash flows denominated in non-functional currencies in order to reduce the effects of currency rate fluctuations, changes in the relative values of currencies may, in some instances, have a significant effect on our results of operations.
Many of our products have significant plastic resin content. We also use quantities of other commodities, such as aluminum and steel. Increases in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers, particularly with respect to those products we sell under group purchase agreements, which could have a material adverse effect on our results of operations and cash flows.
Increases in interest rates may adversely affect the financial health of our customers and suppliers and thus adversely affect their ability to buy our products and supply the components or raw materials we need. In addition, our borrowing costs could be adversely affected if interest rates increase. Any of these events could have a material adverse effect on our results of operations and cash flows.
Fluctuations in our effective tax rate and changes to tax laws may adversely affect our results.
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition and results of operations and cash flows.
An interruption in our manufacturing or distribution operations or our supply of raw materials may adversely affect our business.
Many of our key products are manufactured at or distributed from single locations, and the availability of alternate facilities is limited. If operations at one or more of our facilities is suspended due to natural disasters or other events, we may not be able to timely manufacture or distribute one or more of our products at previous levels or at all. Furthermore, our ability to establish replacement facilities or to substitute suppliers may be delayed due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. In addition, in the event of delays or cancellations in shipments of raw materials by our suppliers, we may not be able to timely manufacture or supply the affected products at previous levels or at all. The manufacture of our products is highly exacting and complex, due in part to strict regulatory requirements. Problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to launch delays, product shortages, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in quality or safety issues.  A reduction or interruption in manufacturing or distribution, or our inability to secure suitable alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations and financial condition.
Our ability to attract, train, develop and retain key employees is important to our success.
Our success depends, in part, on our ability to continue to retain our key personnel, including our executive officers and other members of our senior management team. Our success also depends, in part, on our ability to attract, train, develop and retain other key employees, including research and development, sales, marketing and operations personnel. We may experience difficulties in retaining executives and other employees due to many factors, including:

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
We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries to protect our proprietary rights. Although we own numerous United States and foreign patents and have submitted numerous patent applications, we cannot be assured that any pending patent applications will issue, or that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged, invalidated or circumvented by third parties. In addition, we rely on confidentiality and non-disclosure agreements with employees and take other measures to protect our know-how and trade secrets. The steps we have taken may not prevent unauthorized use of our technology by competitors or other persons who may copy or otherwise obtain and use these products or technology, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as in the United States. There is no guarantee that current and former employees, contractors and other parties will not breach their confidentiality agreements with us, misappropriate proprietary information, copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Our inability to protect our proprietary technology could adversely affect our business. Moreover, there can be no assurance that others will not independently develop the know-how and trade secrets or develop better technology than our own, which could reduce or eliminate any competitive advantage we have developed.
Our products or processes may infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products.
We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of third parties. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in litigation and divert the efforts of our personnel. If we are found liable for infringement, we may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages or cease making or selling certain products. We may need to redesign some of our products or processes to avoid future infringement liability. Any of the foregoing events could be detrimental to our business.

Other pending and future litigation may involve significant costs and adversely affect our business.
We are party to various lawsuits and claims arising in the normal course of business involving, among other things, contracts, intellectual property, import and export regulations, employment and environmental matters. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition and results of operations. While we do not believe that any litigation in which we are currently engaged would have such an adverse effect, the outcome of litigation, including regulatory matters, is often difficult to predict, and we cannot assure that the outcome of pending or future litigation will not have a material adverse effect on our business, financial condition or results of operations.
Our substantial indebtedness could adversely affect our business, financial condition or results of operations.
As of December 31, 2014, we had total consolidated indebtedness of $1,068 million.
Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to satisfy our debt obligations. It could also have significant effects on our business. For example, it could:

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
If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness or to fund our other liquidity needs, we may be forced to:

•	refinance all or a portion of our indebtedness on or before it matures;

•	sell assets;

•	reduce or delay capital expenditures; or

•	seek to raise additional capital.
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
Our revolving credit agreement and the indentures governing our 5.25% senior notes due 2024 (the "2024 Notes") and our 6.875% senior subordinated notes due 2019 (the "2019 Notes") contain covenants that, among other things, impose significant restrictions on our business. The restrictions that these covenants place on us and our restricted subsidiaries include limitations on our and their ability to, among other things:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	create liens;

•	pay dividends, make investments or make other restricted payments;

•	sell assets;

•	use the proceeds of permitted sales of our assets;

•	merge, consolidate, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	permit layering of debt (with regard to the 2019 Notes); and

•	designate subsidiaries as unrestricted.
In addition, our revolving credit agreement also contains financial covenants, including covenants requiring maintenance of a consolidated leverage ratio and a consolidated interest coverage ratio, calculated in accordance with the terms of the revolving credit agreement. A breach of any covenants under any one or more of these debt agreements could result in a default, which if not cured or waived, could result in the acceleration of all our debts. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The contingent conversion features of our convertible notes, if triggered, may adversely affect our financial condition.
In August 2010, we issued $400 million in aggregate principal amount of 3.875% convertible senior subordinated notes due 2017 (the “Convertible Notes”). The Convertible Notes are convertible under certain circumstances, including the attainment of a last reported sale price per share of our common stock equal to 130% of the conversion price (approximately $79.72) for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter.  Because our closing stock price has exceeded the 130% threshold in the fourth quarter of 2014, the Convertible Notes are currently convertible into shares of our common stock.  As a result, the Convertible Notes are classified as a current liability, which, in turn, has resulted in a material reduction of our net working capital. At this time, we have elected the net settlement method to satisfy the conversion obligation, under which we will settle the principal amount of the Convertible Notes converted in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amount due through a combination of our existing cash on hand, amounts available under our credit facility and, if necessary, amounts provided through the capital markets, our use of these funds could adversely affect our results of operations and liquidity. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion regarding the conversion terms of the Convertible Notes.
The convertible note hedge transactions and warrant transactions entered into in connection with the issuance of our Convertible Notes may adversely affect the value of our common stock.
In connection with our issuance of the Convertible Notes, we entered into privately negotiated hedge transactions with two counterparties, which we refer to as the "hedge counterparties." The hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that underlie the Convertible Notes and are expected to reduce the dilution with respect to our common stock and/or cash payments that we may be required to make upon conversion of the Convertible Notes. Separately, we also entered into privately negotiated warrant transactions relating to the same number of shares of our common stock with the hedge counterparties with a strike price of $74.648, subject to customary anti-dilution adjustments, pursuant to which we may be obligated to issue shares of our common stock. The warrant transactions could have a dilutive effect with respect to our common stock or, if we so elect, obligate us to make cash payments to the extent that the market price per share of our common stock exceeds the strike price of the warrants on any expiration date of the warrants. In addition, under applicable accounting guidance, changes in the share price of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation with respect to the Convertible Notes and warrants, which, in turn, could impact our reported financial results. Based on the average market price of our common stock during 2014, 1.9 million shares issuable upon exercise of the warrants were included in the total diluted shares outstanding for the year ended December 31, 2014. For additional information, see “Financing Arrangements” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

In connection with establishing their positions under the convertible note hedge transactions and the warrant transactions, the hedge counterparties (and/or their affiliates) entered into various cash-settled over-the-counter derivative transactions with respect to our common stock concurrently with, or shortly following, the pricing of the Convertible Notes. The hedge counterparties (and/or their affiliates) may, in their sole discretion, with or without notice, modify their hedge positions from time to time (and are likely to do so during any conversion period related to the conversion of the Convertible Notes) by entering into or unwinding various over-the-counter derivative transactions with respect to shares of our common stock, and/or by purchasing or selling shares of our common stock or Convertible Notes in privately negotiated transactions and/or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.
We are subject to counterparty risk with respect to the convertible note hedge transactions.
Each hedge counterparty is a financial institution or the affiliate of a financial institution, and we will be subject to the risk that one or more hedge counterparties may default under the Convertible Note hedge transactions. Our exposure to the credit risk of each hedge counterparty is not secured by any collateral. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Convertible Note hedge transaction with that hedge counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of the hedge counterparties.
We may issue additional shares of our common stock or instruments convertible into our common stock, including in connection with conversions of our Convertible Notes, which could lower the price of our common stock.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2014, we had outstanding approximately 41.4 million shares of our common stock, options to purchase approximately 1.2 million shares of our common stock (of which approximately 0.6 million were vested as of that date), approximately 0.3 million of restricted stock awards (which are expected to vest over the next three years) and approximately 20,000 shares of our common stock to be distributed from our deferred compensation plan. In addition, as of December 31, 2014, 20.4 million shares of our common stock are reserved for issuance upon the exercise of stock options, upon conversion of the Convertible Notes and upon the exercise of the warrants issued in connection with the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.
If we issue additional shares of our common stock or instruments convertible into our common stock, such issuances may materially and adversely affect the price of our common stock. Furthermore, the exercise of some or all of the outstanding stock options and warrants, and the conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of such shares of our common stock issuable upon any exercise of stock options or warrants, or conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock. In addition, the issuance and sale, including through exercise of stock options and warrants, of substantial amounts of common stock or conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Disruption of critical information systems or material breaches in the security of our systems may adversely affect our business and customer relationships.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. We also rely on our technology infrastructure, among other functions, to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurance that our protective measures will prevent security breaches that could have a significant impact on our business, reputation and financial results. If we fail to monitor, maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could, among other things, lose customers, have difficulty preventing fraud, have disputes with customers, physicians and other health care professionals, be subject to regulatory sanctions or penalties, incur expenses or lose revenues or suffer other adverse consequences.  Any of these events could have a material adverse effect on our business, results of operations or financial condition.
New regulations related to conflict minerals may increase our costs and adversely affect our business.
The SEC has promulgated rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as "conflict minerals," included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These rules require that we undertake due diligence efforts to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance armed conflict in the DRC. We filed our first conflict minerals report in June 2014. As discussed in the report, we have determined that certain of our products contain the specified minerals, and we are in the process of attempting to identify where such minerals originated.  We have incurred, and expect to continue to incur, costs associated with complying with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Our customers may require our products be free of conflict minerals, and our revenues and margins may be adversely affected if we are unable to provide assurances to our customers that our products are “DRC conflict free” (generally, the product does not contain conflict minerals originating in the DRC or an adjoining country that directly or indirectly finance or benefit specified armed groups) due to, among other things, our inability to procure conflict free minerals at a reasonable price, or at all, or if we are unable to pass through any increased costs associated with meeting these demands.  We also may face reputational challenges if our due diligence efforts do not enable us to verify the origins of all conflict minerals or to determine that any conflict minerals used in products we manufacture or in products manufactured by others for us are DRC conflict-free.
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
These laws and regulations are complex, change frequently and have tended to become more stringent over time. In 2014, our costs related to compliance with, or liabilities under these laws totaled $1.3 million. We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances, which may include claims for personal injury or cleanup, will not exceed our estimates or will not adversely affect our financial condition and results of operations.

Our workforce covered by collective bargaining and similar agreements could cause interruptions in our provision of products and services.
As of December 31, 2014, approximately 8% of our employees in the United States and in other countries were covered by union contracts or collective-bargaining arrangements. In addition, for the fiscal year ended December 31, 2014, approximately 7% of our net revenues were generated by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
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
Certain provisions in the Convertible Notes and the indentures governing the Convertible Notes, the 2024 Notes and the 2019 Notes could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes will have the right to require us to purchase their notes in cash. Similarly, if an acquisition event constitutes a “change of control” as defined in the indenture governing the 2024 Notes and the 2019 Notes, holders of such notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a “make-whole fundamental change,” as defined in the indenture governing the Convertible Notes, we may be required, under certain circumstances, to increase the conversion rate for holders who convert their notes in connection with such acquisition event. In either case, and in other cases, our obligations under the Convertible Notes, the 2024 Notes and the 2019 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, and accordingly could reduce the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We own or lease approximately 82 properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted within the facilities.
Our major facilities (those with 50,000 or greater square feet) are as follows:

Location	Square Footage	Owned or Leased
Olive Branch, MS	627,000	Leased
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	204,000	Owned
Reading, PA	166,000	Owned
Morrisville, NC	162,000	Leased
Research Triangle Park, NC	147,000	Owned
Kernen, Germany	112,000	Leased
Zdar nad Sazavou, Czech Republic	108,000	Owned
Tongeren, Belgium	108,000	Leased
Kamunting, Malaysia	102,000	Owned
Tecate, Mexico	96,000	Leased
Chihuahua, Mexico	95,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Chelmsford, MA	91,000	Leased
Kulim, Malaysia	90,000	Owned
Arlington Heights, IL	86,000	Leased
Wayne, PA	84,000	Leased
Kamunting, Malaysia	82,000	Leased
Kernan, Germany	73,000	Owned
Nuevo Laredo, Mexico	71,000	Leased
Jaffrey, NH	65,000	Leased
Chihuahua, Mexico	63,000	Leased
Everett, MA	56,000	Leased
Limerick, Ireland	55,000	Leased
Bad Liebenzell, Germany	53,000	Leased
Ramseur, NC	52,000	Leased

Operations in each of our business segments are conducted at locations both in and outside of the United States. With the exception of our Jaffrey, NH and Limerick, Ireland facilities, which are used solely for the OEM segment, our facilities generally serve more than one business segment and are often used for multiple purposes, such as administrative/sales, manufacturing and/or warehousing/distribution.

In addition to the properties listed above, we own or lease approximately 630,000 square feet of additional warehousing, manufacturing and office space located in the United States, Canada, Mexico, South America, Europe, Asia and Africa. We also own or lease properties that are no longer being used in our operations, which we are actively marketing for sale or sublease. At December 31, 2014, two unused owned properties were classified as held for sale.

ITEM 3.	LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of December 31, 2014 and 2013, we have accrued liabilities of approximately $6.0 million and $6.8 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $6.0 million accrued at December 31, 2014, $2.4 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. under the symbol “TFX.” Our quarterly high and low stock prices and dividends for 2014 and 2013 are shown below.
Price Range and Dividends of Common Stock

2014	High	Low	Dividends
First Quarter	$106.70	$90.15	$0.34
Second Quarter	$109.73	$99.56	$0.34
Third Quarter	$111.24	$103.37	$0.34
Fourth Quarter	$119.99	$101.95	$0.34

2013	High	Low	Dividends
First Quarter	$84.58	$71.84	$0.34
Second Quarter	$87.46	$73.83	$0.34
Third Quarter	$82.41	$74.42	$0.34
Fourth Quarter	$99.13	$81.05	$0.34

The terms of our senior credit facility, 6.875% senior subordinated notes due 2019 and 5.25% senior notes due 2024 limit our ability to repurchase shares of our stock and pay cash dividends. Under the most restrictive of these provisions, on an annual basis $133.3 million of retained earnings was available for dividends and stock repurchases at December 31, 2014. On February 18, 2015, the Board of Directors declared a quarterly dividend of $0.34 per share on our common stock, which is payable on March 16, 2015 to holders of record on March 3, 2015. As of February 18, 2015, we had approximately 595 holders of record of our common stock.
On June 14, 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Through December 31, 2014, no shares have been purchased under this Board authorization. See “Stock Repurchase Programs” contained in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for more information.

Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2009 and that all dividends were reinvested.
MARKET PERFORMANCE

Company / Index	2009	2010	2011	2012	2013	2014
Teleflex Incorporated	100	102	119	142	190	235
S&P 500 Index	100	115	117	136	180	205
S&P 500 Healthcare Equipment & Supply Index	100	97	97	113	144	182

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data in the following table includes the results of operations for acquired companies from the respective dates of acquisition.

	2014(2)	2013(2)	2012(2)		2011(2)	2010
	(Dollars in thousands, except per share)
Statement of Income Data(1):
Net revenues	$1,839,832	$1,696,271	$1,551,009		$1,492,528	$1,397,722
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	$284,862	$233,261	$(97,375)	(3)	$229,570	$230,290
Income (loss) from continuing operations	$191,460	$152,183	$(181,782)	(3)	$119,322	$87,672	(4)
Amounts attributable to common shareholders for income (loss) from continuing operations	$190,388	$151,316	$(182,737)	(3)	$118,301	$86,811	(4)
Per Share Data(1):
Income (loss) from continuing operations — basic	$4.60	$3.68	$(4.47)		$2.92	$2.18	(4)
Income (loss) from continuing operations — diluted	$4.10	$3.46	$(4.47)		$2.90	$2.16	(4)
Cash dividends	$1.36	$1.36	$1.36		$1.36	$1.36
Balance Sheet Data:
Total assets	$3,977,255	$4,209,007	$3,733,687		$3,924,103	$3,643,155
Long-term borrowings, less current portion	$700,000	$930,000	$965,280		$954,809	$813,409
Shareholders’ equity	$1,911,309	$1,913,527	$1,778,950		$1,980,588	$1,783,376
Statement of Cash Flows Data(1):
Net cash provided by operating activities from continuing operations	$290,241	$231,299	$194,618		$94,357	$143,834	(6)
Net cash (used in) provided by investing activities from continuing operations	$(108,137)	$(372,638)	$(368,258)		$306,670	$152,138
Net cash (used in) provided by financing activities from continuing operations	$(287,703)	$231,170	$(65,653)		$(11,106)	$(335,499)
Supplemental Data:
Free cash flow(5)	$222,670	$167,719	$129,224		$49,775	$114,504
Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)	Amounts exclude the impact of businesses presented in our consolidated financial results as discontinued operations.

(2)	Amounts include the impact of businesses acquired during the period. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(3)
Includes a pretax goodwill impairment charge of $332.1 million, or $315.1 million net of tax. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(4)	Includes a $29.7 million, net of tax, or a $0.74 per share loss (basic and diluted) on extinguishments of debt.

(5)
Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities from continuing operations. Free cash flow is considered a non-GAAP financial measure. This financial measure is used in addition to and in conjunction with results presented in accordance with generally accepted accounting principles in the United States, or GAAP, and should not be considered a substitute for net cash provided by operating activities from continuing operations, the most comparable GAAP financial measure. Management believes that free cash flow is a useful measure to investors because it facilitates an assessment of funds available to satisfy current and future obligations, pay dividends and fund acquisitions. We also use this financial measure for internal managerial purposes and to evaluate period-to-period comparisons. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations, such as debt service, that are not deducted from the measure. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. The following is a reconciliation of free cash flow to the most comparable GAAP measure.

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Net cash provided by operating activities from continuing operations	$290,241	$231,299	$194,618	$94,357	$143,834	(6)
Less: Capital expenditures	67,571	63,580	65,394	44,582	29,330
Free cash flow	$222,670	$167,719	$129,224	$49,775	$114,504

(6)	2010 cash flow reflects the impact of a refund of $59.5 million of previously submitted estimated tax payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products to hospitals and healthcare providers worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure.
Effective January 1, 2014, we realigned our operating segments due to changes in our internal financial reporting structure. The North American Vascular, Anesthesia/Respiratory and Surgical businesses, which previously comprised much of the Americas operating segment, are now separate reportable segments. As a result, we now conduct our operations through six reportable segments: Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA, Asia and OEM. Certain operating segments are not material and are therefore included in the "All other" line item in tabular presentations of segment information. Additionally, we made changes to the allocation methodology for certain costs, including manufacturing variances and research and development costs, among the businesses to improve accountability, which resulted in changes to the previously reported segment profitability. All prior comparative periods have been restated to reflect these changes.
Since we became exclusively a medical device company in 2011, we have continued to expand our presence in the medical technology industry through strategic acquisitions. The following is a listing of the more significant acquisitions we completed in 2014 and 2013.
During 2014, we acquired:

●	Mayo Healthcare Pty Limited, ("Mayo Healthcare"), a distributor of medical devices and supplies primarily for the Australian market; and

●	the assets of Mini-Lap Technologies, Inc. ("Mini-Lap"), a developer of micro-laparoscopic instrumentation, which complements our surgical product portfolio.
During 2013, we acquired:

●	Vidacare Corporation (“Vidacare”), a provider of intraosseous, or inside the bone, access devices, which complements the vascular access and specialty product portfolios;

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

We may be required to pay contingent consideration in connection with some of the acquisitions listed above. The amount of contingent consideration we ultimately will pay will be based upon the achievement of specified objectives, including regulatory approvals, sales targets and the passage of time. For additional information on these acquisitions and the related contingent consideration arrangements, see Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act (as amended, the "Affordable Care Act") was signed into law. This legislation significantly impacts our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. The overall impact of the Affordable Care Act on our business is yet to be determined, mainly due to uncertainties around future customer behaviors, which we believe will be affected by reimbursement factors such as insurance coverage statistics, patient outcomes and patient satisfaction.

In addition, the Affordable Care Act imposed a 2.3% excise tax on sales of medical devices, beginning in 2013. For the years ended December 31, 2014 and 2013, we paid medical device excise taxes of $12.7 million and $11.5 million, respectively, which is included in selling, general and administrative expenses.

Global Economic Conditions

Global economic conditions in recent years have had adverse impacts on market activities including, among other things, failure of financial institutions, falling asset values, diminished liquidity, reduced demand for products and services and significant fluctuations in foreign currency exchange rates. In response, we adjusted production levels and engaged in new restructuring activities. We continue to review and evaluate our manufacturing, warehousing and distribution processes to maximize efficiencies through the elimination of redundancies in our operations and the consolidation of facilities. Although, on a consolidated basis, the economic conditions did not have a significant adverse impact on our financial position, results of operations or liquidity, healthcare policies and practice trends vary by country, and the impact of the global economic downturn was felt to varying degrees in each of our regional markets over the last several years. The continuation of the present broad economic trends of weak economic growth, constricted credit, public sector austerity measures in response to public budget deficits and foreign currency volatility, particularly the euro, could have a material adverse effect on our results of operations and our liquidity.

Hospitals in some regions of the United States experienced a decline in admissions, a weaker payor mix, and a reduction in elective procedures.  Consequently, hospitals took actions to reduce their costs, including limiting their capital spending. More recently, the economic environment has improved somewhat, but has not returned to pre-recession levels, and challenges persist, particularly in some European countries, as discussed below. Approximately 94% of our net revenues come from single-use products primarily used in critical care and surgical applications, and our sales volume could be negatively impacted if hospital admission rates or payor mix change as a result of continuing higher than normal unemployment rates (and subsequent loss of insurance coverage by consumers). Conversely, our sales volume could be positively impacted due to increases in the number of insured individuals as a result of the Affordable Care Act, which has had the effect of facilitating medical insurance coverage for many persons who previously were not covered.

Europe continues to contend with considerable government debt and annual deficits, high levels of unemployment and the risk of deflation. These factors have resulted in austerity programs that have affected the healthcare sector in European countries. These austerity programs have resulted in delays in elective surgeries in a number of countries and reductions in health budgets. It is likely that funding for publicly funded healthcare institutions will continue to be affected if governments make further spending adjustments and enact healthcare reform measures to lower overall healthcare costs. The public healthcare systems in certain countries in Western Europe, most notably Greece, Spain, Portugal and Italy, have experienced significantly reduced liquidity due to recessionary conditions, which has resulted in a slowdown in payments to us. The slowdown has continued to affect the timing of collections from these customers.
In Asia, recovery from the global recession has varied by country. China announced plans for major healthcare investment directed to second tier cities (newer cities resulting from China's urbanization of the north and west regions of the country) and hospitals, which may provide future growth opportunities for us. Despite these growth opportunities, distributor sales to third parties slowed in 2014, particularly in China, which could have an impact on this future growth. Additionally, slow economic growth and continued pursuit of reimbursement cuts by the public hospital sector in Japan is expected to limit growth in that market.
In Latin America, some highly regulated economies such as Argentina and Venezuela have experienced unusually high inflation rates and weakening currencies. This has impacted the budgets of the public healthcare systems resulting in delays in the importation of medical devices. Although not a significant portion of our business, our operations in this region may be impacted by these factors.

Results of Operations
The following comparisons exclude the impact of discontinued operations (see Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for discussion of discontinued operations). Certain financial information is presented on a rounded basis, which may cause minor differences.
Revenues

	2014	2013	2012
	(Dollars in millions)
Net Revenues	$1,839.8	$1,696.3	$1,551.0

Comparison of 2014 and 2013
Net revenues for the twelve months ended December 31, 2014 increased 8.5% to $1,839.8 million from $1,696.3 million in the twelve months ended December 31, 2013. The $143.5 million increase in net revenues is largely due to the businesses acquired during 2013 and 2014, which generated net revenues of $98.6 million, including $79.9 million, $16.6 million and $2.2 million generated by Vidacare, Mayo Healthcare and Ultimate, respectively. Net revenues further benefited from price increases of $23.9 million, primarily in the Asia, EMEA and Surgical North America segments, new product sales of $14.8 million, primarily in the EMEA, Anesthesia/Respiratory North America, Vascular North America and Asia segments and higher sales volume of $12.3 million, primarily in the OEM and EMEA segments. These increases were partially offset by the unfavorable impact of foreign currency exchange rates of $6.2 million, lower sales volumes in Anesthesia/Respiratory North America and Asia segments and price reductions in the OEM segment.
Comparison of 2013 and 2012
Net revenues for the twelve months ended December 31, 2013 increased 9.4% to $1,696.3 million from $1,551.0 million in the twelve months ended December 31, 2012. The $145.3 million increase in net revenues is largely due to the businesses acquired during 2012 and 2013, which generated net revenues of approximately $121.1 million in 2013, including approximately $110.3 million generated by the assets we acquired in 2012 from LMA International, N.V. (referred to below as "LMA" or the "LMA business"). Net revenues further benefited from new products of $19.2 million, primarily in the Vascular North America, Anesthesia/Respiratory North America, EMEA and OEM segments, price increases of $15.2 million in the Surgical North America, Vascular North America, EMEA and Asia segments, higher sales volume of $9.3 million and $1.3 million in Asia and EMEA, respectively, and the $5.7 million favorable impact of foreign currency exchange rates. These increases were partly offset by aggregate lower sales volume of $14.7 million primarily in Anesthesia/Respiratory North America, Surgical North America and Vascular North America and lower OEM sales volumes of $11.8 million, primarily due to lower sales of catheters and performance fibers.
Gross profit

	2014	2013	2012
	(Dollars in millions)
Gross profit	$942.4	$838.9	$748.2
Percentage of revenues	51.2%	49.5%	48.2%
Comparison of 2014 and 2013
For the twelve months ended December 31, 2014, gross profit as a percentage of revenues increased 170 basis points compared to the corresponding prior year period. The increase is primarily due to increased sales from higher margin Vidacare products, margin increases in Asia resulting from sales of Mayo Healthcare products, price increases in Asia, EMEA and Surgical North America, and increased sales of higher margin new products, primarily in the EMEA, Vascular North America and Anesthesia/Respiratory North America segments. These improvements in gross profit were partially offset by higher raw materials and manufacturing costs and the unfavorable impact of foreign currency exchange rates.

Comparison of 2013 and 2012
For the twelve months ended December 31, 2013, gross profit as a percentage of revenues increased 130 basis points compared to the corresponding prior year period. The increase is principally due to the inclusion of higher margin sales from the LMA and Vidacare businesses, price increases in Surgical North America, Vascular North America, EMEA and Asia, new products in Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA and OEM, manufacturing efficiencies in EMEA and OEM and the favorable impact of foreign currency exchange rates. These benefits were partly offset by higher warehousing and freight costs in Vascular North America, EMEA and Asia and lower sales volumes in Anesthesia/Respiratory North America, Surgical North America, Vascular North America and OEM. In addition, gross profit in the 2012 period was adversely affected by inventory write-offs for excess, slow moving and damaged product in Asia.
Selling, general and administrative

	2014	2013	2012
	(Dollars in millions)
Selling, general and administrative	$578.7	$502.2	$454.5
Percentage of revenues	31.5%	29.6%	29.3%
Comparison of 2014 and 2013
Selling, general and administrative expenses increased $76.5 million during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013. The increase is primarily due to $35.4 million of expenses associated with acquired businesses, primarily Vidacare, Mayo Healthcare and Ultimate, $13.8 million of higher sales expense, primarily related to an increase in sales commissions, higher amortization expense of $10.5 million, the majority of which relates to the amortization of Vidacare intangibles, $5.4 million of higher general and administrative costs primarily due to increases in employee related expenses, higher depreciation expense of $2.2 million, resulting from a reduction in the estimated useful life of an administrative building and certain related assets, $1.7 million of higher IT related costs primarily associated with the ongoing maintenance of enterprise resource planning software systems, partially offset by the $3.2 million favorable impact of foreign currency exchange rates which caused a reduction of expenses.  In addition, the benefit from contingent consideration reserve reductions for the twelve months ended December 31, 2014 was $4.9 million lower than the benefit realized in the twelve months ended December 31, 2013.
Comparison of 2013 and 2012
Selling, general and administrative expenses increased $47.7 million during the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. The increase is largely due to $36.4 million of expenses associated with acquired businesses, including $29.6 million in expenses associated with the LMA business, $11.5 million in excise taxes on the sale of medical devices imposed by the Affordable Care Act, higher employee related expenses, $4.2 million in increased costs associated with the conversion of several of our locations to a new ERP system, acquisition costs of $3.2 million primarily related to the acquisition of Vidacare, $5.8 million of higher legal costs due to the accrual for loss contingencies to reflect litigation developments, including a verdict against us with respect to a non-operating joint venture, and professional fees and a $1.1 million unfavorable impact of foreign currency exchange rates. The increases were partly offset by an aggregate of $12.3 million in reversals of contingent consideration related to the acquisitions of Hotspur Technologies Inc. ("Hotspur") ($8.5 million), Semprus BioSciences Corp. (“Semprus”) ($2.4 million) and the assets of Axiom Technology Partners LLP (“Axiom”) ($1.4 million) after determining that conditions for the payment of certain contingent consideration would not be satisfied. Selling, general and administrative expenses in 2012 also reflected the loss of $7.6 million from foreign currency forward exchange contracts entered into in connection with the acquisition of the LMA business.

Research and development

	2014	2013	2012
	(Dollars in millions)
Research and development	$61.0	$65.0	$56.3
Percentage of revenues	3.3%	3.8%	3.6%
Comparison of 2014 and 2013
For the twelve months ended December 31, 2014, research and development expenses decreased 6.2% compared to the corresponding prior year period. The decrease is primarily due to higher research and development expenses for the year ended December 31, 2013 resulting from new activity with respect to businesses acquired in 2012 as well as efficiencies obtained through integrating certain projects into our existing structure.
Comparison of 2013 and 2012
The increase in research and development expenses for the twelve months ended December 31, 2013 as compared to the corresponding prior year period is primarily due to the new activity with respect to businesses acquired in 2012.
Goodwill impairment
In the first quarter of 2012, we changed our former North America reporting unit structure from a single reporting unit to five reporting units comprised of Vascular, Anesthesia/Respiratory, Cardiac, Surgical and Specialty. We allocated the assets and liabilities of our former North America segment among the new reporting units based on their respective operating activities, and then allocated goodwill among the reporting units using a relative fair value approach, as required by FASB Accounting Standards Codification (“ASC”) Topic 350.
Following this allocation, we performed goodwill impairment tests on these new reporting units. As a result of these tests, we determined that three of the reporting units in our former North America segment were impaired, and, in the first quarter of 2012, we recorded aggregate goodwill impairment charges of $332 million, consisting of $220 million in our Vascular reporting unit, $107 million in our Anesthesia/Respiratory reporting unit and $5 million in our Cardiac reporting unit in the first quarter of 2012.
We did not record any goodwill impairment charges for the years ended December 31, 2014 and 2013.
Restructuring and other impairment charges

	2014	2013	2012
	(Dollars in millions)
2014 Manufacturing footprint realignment plan	$9.3	$—	$—
2014 European restructuring plan	7.8	—	—
Other 2014 restructuring programs	3.6	—	—
2013 restructuring charges	0.8	10.2	—
LMA restructuring program	(3.3)	12.2	2.5
2012 restructuring charges	(0.3)	4.2	2.4
2011 restructuring program	—	0.8	—
2007 Arrow integration program	—	0.2	(1.9)
In-process research and development impairment	—	7.4	—
Long-lived asset impairment	—	3.5	—
Total	$17.9	$38.5	$3.0

2014 Manufacturing Footprint Realignment Plan
In April 2014, our Board of Directors approved a restructuring plan (the "2014 Manufacturing Footprint Realignment Plan") that involves the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and are expected to be substantially completed by the end of 2017. We estimate that we will incur aggregate pre-tax charges in connection with the 2014 Manufacturing Footprint Realignment Plan of approximately $37 million to $44 million, of which we expect $26 million to $31 million will result in cash outlays. Additionally, we expect to incur aggregate capital expenditures of approximately $24 million to $30 million under the restructuring plan. Our prior estimate with respect to the amount of charges we expected to incur was $42 million to $53 million and our prior estimate of cash outlays we expect to make was $32 million to $40 million. The reduction in expected costs and cash outlays was based on our incurrence of lower than anticipated costs in connection with the initial phases of the program and the refinement, based on experrience to date, of our estimates with respect to future costs to be incurred in connection with the transfer of operations under the program.
For the twelve months ended December 31, 2014, we recorded expenses of $14.2 million related to the 2014 Manufacturing Footprint Realignment Plan. Of this amount, $9.3 million related to termination benefits and was recorded as restructuring expense and $4.9 million related to accelerated depreciation and certain other costs resulting from the plan and was recorded as cost of sales. As of December 31, 2014, we have a reserve of $9.1 million in connection with this program.  Additionally, we incurred $6.4 million of capital expenditures and expended $3.1 million in cash outlays for the twelve months ended December 31, 2014 related to this plan.
We currently expect that we will begin to realize savings related to this plan beginning in 2015, and expect that we will achieve annualized savings of $28 million to $35 million once the restructuring plan is fully implemented.
2014 European Restructuring Plan
In February 2014, we committed to a restructuring plan (the "2014 European Restructuring Plan"), which impacts certain administrative functions in Europe and involves the consolidation of operations and a related reduction in workforce at certain of our European facilities. We recorded charges of $7.8 million for the twelve months ended December 31, 2014 related to this program, primarily pertaining to termination benefits. We expect future restructuring expenses associated with the 2014 European Restructuring Plan, if any, to be nominal. As of December 31, 2014, we have a reserve of $0.4 million in connection with this program.  We expect to realize annual pre-tax savings in the range of $8 million to $9 million by the end of 2015 when these restructuring actions are complete.
Other 2014 Restructuring Programs
In June 2014, we initiated programs to consolidate locations in Australia and terminate certain European distributor agreements in an effort to reduce costs. As a result of these programs, we estimate that we will incur an aggregate of approximately $4 million in restructuring charges over the term of these restructuring programs, of which $3.6 million was incurred through December 31, 2014. These programs include employee termination benefits, contract termination costs and other exit costs. We expect to realize annual pre-tax savings in the range of $4 to $5 million by the end of 2015 when these restructuring actions are complete. As of December 31, 2014, we have a reserve of $0.9 million in connection with these programs.
2013 Restructuring Charges
In 2013, we initiated restructuring programs to consolidate administrative and manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. We estimate that we will incur between $11 million and $12 million in aggregate restructuring charges over the term of these programs, of which $11 million was incurred through December 31, 2014. Of this amount, $5.3 million relates to employee termination costs, $3.5 million relates to termination of certain distributor agreements and $2.1 million relates to facility closure and other exit costs. As of December 31, 2014, we had a reserve of $0.9 million in connection with these projects. We expect to realize annual pre-tax savings in the range of $11 million to $13 million by the end of 2015, when we anticipate that these programs will have been completed.

LMA Restructuring Program
In connection with the acquisition of all of the assets of LMA International N.V. (the "LMA business") in 2012, we formulated a plan related to the future integration of LMA with our businesses. The integration plan, which commenced in 2012, focused on the closure of the LMA business' corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. $11.4 million has been charged to restructuring and other impairment charges over the term of this program. Of this amount, $5.5 million related to employee termination costs, $5.0 million related to termination of certain distributor agreements and $0.9 million related to facility closure and other costs. During the twelve months ended December 31, 2014, we recorded a net credit of $3.3 million primarily resulting from the reversal of contract termination costs due to the favorable settlement of a terminated distributor agreement. During the twelve months ended December 31, 2013, we incurred restructuring charges of $12.2 million under this program primarily related to employee termination benefits and contract termination costs. As of December 31, 2014, we had a reserve of $0.2 million in connection with this program.  We expect future restructuring expenses associated with the LMA restructuring program, if any, to be nominal. We anticipate realizing annual pre-tax savings of approximately $20 million by the end of 2015, when we expect this program to be completed.
2012 Restructuring Charges
In 2012, we initiated a program to improve the effectiveness of our supply chain by consolidating our three North American warehouses into one centralized warehouse, and to lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. We have incurred an aggregate of approximately $6.3 million over the term of this program. We expect future restructuring expenses associated with this restructuring program, if any, to be nominal. As of December 31, 2014, we had a reserve of $0.6 million in connection with these projects. We expect to complete this program in 2015.
2011 Restructuring Program
In 2011, we initiated a restructuring program at three facilities to consolidate operations and reduce costs. Over the term of this program, which was completed in 2013, we recorded restructuring costs of $3.8 million related to contract termination costs, employee termination benefits, and facility closure costs.
2007 Arrow Integration Program
In connection with the acquisition of Arrow International, Inc. (“Arrow”) in 2007, we formulated a plan to integrate Arrow's business with our other businesses. Costs related to actions that affected legacy Teleflex employees and facilities were charged to earnings and included in restructuring and other impairment charges within the consolidated statement of operations. In 2012 we reversed approximately $2.0 million of contract termination costs primarily as a result of a settlement of a dispute involving the termination of a European distributor agreement that was established in connection with our acquisition of Arrow. The integration program was completed during 2013.
Impairment Charges
In-process research and development impairments
In the fourth quarter of 2013, we recorded a $2.9 million in-process research and development (“IPR&D”) charge after we made the decision to abandon a research and development project associated with our vascular business.
In the first quarter of 2013, we recorded a $4.5 million IPR&D charge pertaining to a research and development project associated with our acquisition of substantially all of the assets of Axiom Technology Partners LLC because technological feasibility had not yet been achieved and we determined that the subject technology had no future alternative use.
Long-lived asset impairment
In the third quarter of 2013, we recorded $3.5 million in impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value.
For additional information regarding our restructuring programs and impairment charges, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.

Interest income and expense

	2014	2013	2012
	(Dollars in millions)
Interest expense	$65.5	$56.9	$69.6
Average interest rate on debt during the year	4.10%	3.92%	4.15%
Interest income	$(0.7)	$(0.6)	$(1.6)

Interest expense increased for the twelve months ended December 31, 2014, compared to the corresponding period in 2013, due to an increase of $96 million in average outstanding debt and an increase of 18 basis points in the average interest rate on outstanding debt during 2014.

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
Loss on extinguishments of debt

	2014	2013	2012
	(Dollars in millions)
Loss on extinguishments of debt	$—	$1.3	$—

During the third quarter of 2013, we refinanced our $775.0 million senior credit facility, which was comprised of a $375.0 million term loan and a $400.0 million revolving credit facility with a new $850.0 million senior credit facility consisting solely of a revolving credit facility. In connection with the refinancing, we recognized debt extinguishment costs of $1.3 million related to unamortized debt issuance costs resulting from the early repayment of the $375.0 million term loan. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for further information.
Taxes on income from continuing operations

	2014	2013	2012
Effective income tax rate	13.0%	13.4%	(9.9)%
The effective income tax rate in 2014 was 13.0% compared to 13.4% in 2013. Taxes on income from continuing operations in 2014 were $28.7 million compared to $23.5 million in 2013. The effective income tax rate for 2014 was impacted by a benefit from a shift in the mix of income to jurisdictions with lower statutory tax rates, tax benefits associated with U.S. federal tax return filings and, although to a lesser extent than 2013, the realization of net tax benefits resulting from the expiration of statutes of limitation for U.S. state and foreign matters.
The effective income tax rate in 2013 was 13.4% compared to (9.9)% in 2012. Taxes on income from continuing operations in 2013 were $23.5 million compared to $16.4 million in 2012. The effective income tax rate for 2013 was impacted by the realization of net tax benefits resulting from the expiration of statutes of limitation for U.S. federal and state and for foreign matters, tax benefits associated with U.S. and foreign tax return filings and the realization of tax benefits resulting from the resolution of a foreign tax matter. The effective income tax rate for 2012 was impacted by a $332 million goodwill impairment charge recorded in the first quarter 2012, for which only $45 million was tax deductible.

Segment Results
Segment Net Revenues

	Year Ended December 31,			% Increase/(Decrease)
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(Dollars in millions)
Vascular North America	$259.2	$231.1	$222.7	12.2	3.8
Anesthesia/Respiratory North America	222.6	228.5	180.4	(2.6)	26.7
Surgical North America	150.1	146.1	143.9	2.8	1.5
EMEA	593.1	557.4	510.3	6.4	9.2
Asia	237.7	207.2	173.7	14.7	19.3
OEM	144.0	131.2	140.2	9.8	(6.5)
All other	233.1	194.8	179.8	19.7	8.3
Segment Net Revenues	$1,839.8	$1,696.3	$1,551.0	8.5	9.4
Segment Operating Profit

	Year Ended December 31,			% Increase/(Decrease)
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(Dollars in millions)
Vascular North America	$41.1	$23.8	$26.1	72.6	(8.6)
Anesthesia/Respiratory North America	26.6	21.9	14.0	21.3	56.0
Surgical North America	49.6	50.4	50.6	(1.5)	(0.6)
EMEA	114.6	87.9	65.8	30.4	33.5
Asia	62.2	63.8	52.5	(2.6)	21.5
OEM	30.6	27.3	31.7	12.1	(13.7)
All other	40.5	27.2	18.8	48.9	44.9
Segment Operating Profit(1)	$365.2	$302.3	$259.5	20.8	16.5

(1)
See Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income/(loss) from continuing operations before interest, loss on extinguishments of debt and taxes.

Comparison of 2014 and 2013
Vascular North America
Vascular North America net revenues for the twelve months ended December 31, 2014 increased $28.1 million compared to the corresponding period in 2013, an increase of 12.2%. The increase is primarily due to Vidacare product sales of $23.5 million, increases in sales volumes of existing products of $2.8 million and new product sales of $2.5 million, which were partially offset by the unfavorable impact of foreign currency exchange rates of $0.8 million.
Vascular North America operating profit for the twelve months ended December 31, 2014 increased $17.3 million compared to the corresponding period in 2013, an increase of 72.6%. The increase was primarily due to operating profit generated by Vidacare product sales, higher sales volume of existing products, increases in sales of higher margin existing and new products and lower research and development expenses. These increases were partially offset by higher sales commissions and administrative expenses.

Anesthesia/Respiratory North America
Anesthesia/Respiratory North America net revenues for the twelve months ended December 31, 2014 decreased $5.9 million compared to the corresponding period in 2013, a decrease of 2.6%. The decrease is primarily attributable to declines in sales volumes of existing products of $9.7 million and the unfavorable impact of foreign currency exchange rates of $0.6 million, which were partially offset by new product sales of $3.5 million and price increases of $0.9 million.
Anesthesia/Respiratory North America operating profit for the twelve months ended December 31, 2013 increased $4.7 million compared to the corresponding period in 2013, an increase of 21.3%. The increase is primarily attributable to sales of higher margin existing and new products, price increases, lower manufacturing costs including warehouse and freight charges and lower general and administrative expenses as a result of the continued integration of our LMA business. The increase was partially offset by lower sales volume of existing products.
Surgical North America
Surgical North America net revenues for the twelve months ended December 31, 2014 increased $4.0 million compared to the corresponding period in 2013, an increase of 2.8%. The increase is primarily attributable to price increases of $3.4 million, increased sales volumes of existing products of $0.9 million and new product sales of $0.8 million, partially offset by an unfavorable impact of foreign currency of $1.0 million.
Surgical North America operating profit for the twelve months ended December 31, 2014 decreased $0.8 million compared to the corresponding period in 2013, a decrease of 1.5%. The decrease is primarily due to higher marketing and sales expenses and a lower benefit from reductions in contingent consideration as compared to the prior period, partially offset by improved pricing, increased sales of higher margin products and lower manufacturing costs.
EMEA
EMEA net revenues for the twelve months ended December 31, 2014 increased $35.7 million compared to the corresponding period in 2013, an increase of 6.4%. The increase is primarily attributable to Vidacare product sales of $18.4 million, increases in sales volumes of existing products of $7.1 million, new product sales of $4.6 million, $3.7 million resulting from our conversions from distributor sales to direct sales conversions (referred to below as "distributor-to-direct conversions") in several countries and the favorable impact foreign currency exchange rate fluctuations of $1.8 million.
EMEA operating profit for the twelve months ended December 31, 2014 increased $26.7 million compared to the corresponding period in 2013, an increase of 30.4%. The increase is primarily attributable to higher margin Vidacare product sales, lower manufacturing costs, higher sales volume of existing products, sales margin increases resulting from our distributor-to-direct sales conversions in several countries as well increased sales of higher margin new and existing products, lower research and development and marketing expenses resulting from the 2014 European Restructuring Plan and the favorable impact of foreign currency exchange rates, which were partially offset by higher information technology and general and administrative expenses.
Asia
Asia net revenues for the twelve months ended December 31, 2014 increased $30.5 million compared to the corresponding period in 2013, an increase of 14.7%. The increase is primarily attributable to new revenues generated from recent acquisitions, including $16.6 million, $2.2 million and $2.0 million generated by sales of Mayo Healthcare, Vidacare and Ultimate products, respectively. The change in net revenues also reflects price increases of $16.8 million, primarily related to our distributor-to-direct sales conversions, and new product sales of $1.5 million. These increases in net revenues were partially offset by a $5.2 million decline in sales volume of existing products, and unfavorable foreign exchange rate fluctuations of $3.8 million. We continue to monitor the inventory levels at some of our Asian distributors, particularly in China, due to a recent decline in their sales to third parties, which could adversely impact our future results.
Asia operating profit for the twelve months ended December 31, 2014 decreased $1.6 million compared to the corresponding period in 2013, a decrease of 2.6%. The decrease is primarily attributable to higher marketing and general and administrative expenses, principally due to an increase in personnel to support growth within the segment and lower sales volume of existing products, higher manufacturing costs and the unfavorable impact of foreign currency exchange rate fluctuations, partially offset by operating profit generated by the acquired businesses including, Mayo Healthcare, Ultimate and Vidacare, price increases and increase sales of higher margin products.

OEM
OEM net revenues for the twelve months ended December 31, 2014 increased $12.8 million compared to the corresponding period in 2013, an increase of 9.8%. The increase is primarily attributable to increased sales volume of existing products of $14.8 million and new product sales of $0.9 million, which were partially offset by price declines of $2.8 million.
OEM operating profit for the twelve months ended December 31, 2014 increased $3.3 million compared to the corresponding period in 2013, an increase of 12.1%. The increase is primarily attributable to higher sales volume of existing products and lower manufacturing costs, partially offset by price reductions, lower sales of higher margin existing products and higher general and administrative expenses.
All Other
The increase in net revenues for our other businesses for the twelve months ended December 31, 2014 compared to the corresponding period in 2013 primarily reflects sales of Vidacare products, and to a lesser extent, increases in price and sales volume of existing products in Latin America partially offset by unfavorable foreign currency exchange rate fluctuations.
The increase in operating profit for our other businesses for the twelve months ended December 31, 2014 compared to the corresponding period in 2013 was primarily due to Vidacare product sales. The operating profit increase was partially offset by higher sales expense and lower benefits from the reduction of contingent consideration compared to prior period.

Comparison of 2013 and 2012
Vascular North America
Vascular North America net revenues for the twelve months ended December 31, 2013 increased $8.4 million compared to the corresponding period in 2012, an increase of 3.8% . The increase was primarily due to new product sales of $7.7 million, businesses acquired in 2013, which added $2.4 million and price increases of $2.3 million. These increases in net revenues were partly offset by decreases in sales volume of existing products of $3.7 million and the unfavorable impact of foreign currency exchange rates of $0.3 million.
Vascular North America operating profit for the twelve months ended December 31, 2013 decreased $2.2 million compared to the corresponding period in 2012, a decrease of 8.6%. The decrease was primarily due to the decline in sales volume of existing products, higher warehouse and freight costs, a decrease in sales of higher margin products and the excise tax associated with the Affordable Care Act, partially offset by an increase in sales of new products, price increases and operating profit generated from businesses acquired in 2013.
Anesthesia/Respiratory North America
Anesthesia/Respiratory North America net revenues for the twelve months ended December 31, 2013 increased $48.1 million compared to the corresponding period in 2012, an increase of 26.7%. The increase was primarily due to LMA product sales of $52.0 million and new product sales of $3.0 million, partially offset by lower sales volume of $6.9 million.
Anesthesia/Respiratory North America operating profit for the twelve months ended December 31, 2013 increased $7.9 million compared to the corresponding period in 2012, an increase of 56.0%. The increase was primarily due to operating profit generated by LMA product sales and an increase in sales of new products, partially offset by the decline in sales volume of existing products, higher raw material and manufacturing costs and the excise tax associated with the Affordable Care Act.
Surgical North America
Surgical North America net revenues for the twelve months ended December 31, 2013 increased $2.2 million compared to the corresponding period in 2012, an increase of 1.5%. The increase was primarily due to price increases of $4.4 million and sales of new products of $1.3 million, partially offset by a decline in sales volume of existing products of $2.7 million and the unfavorable impact of foreign currency exchange rates of $0.5 million.

Surgical North America operating profit for the twelve months ended December 31, 2013 decreased $0.2 million compared to the corresponding period in 2012, a decrease of 0.6%. The decrease was primarily due to a decline in volume of sales of existing products and the excise tax associated with the Affordable Care Act, partially offset by improved pricing, sales of higher margin products and the favorable impact from the reversal of contingent consideration related to our Axiom acquisition.
EMEA
EMEA net revenues for the twelve months ended December 31, 2013 increased $47.1 million compared to the corresponding period in 2012, an increase of 9.2%. The increase was primarily due to businesses acquired in 2012 and 2013, which added net revenues of $25.6 million, including $24.2 million generated by the LMA business; the favorable impact of foreign currency exchange rates of $11.6 million, price increases of $5.7 million, including increases resulting from distributor-to-direct conversions, new product sales of $2.9 million and higher sales volume of existing products of $1.3 million.
EMEA segment operating profit for the twelve months ended December 31, 2013 increased $22.1 million compared to the corresponding period in 2012, an increase of 33.5%. The increase in operating profit reflects lower manufacturing costs due to improved absorption and lower overhead costs as a result of process improvements, margin improvements driven by price increases resulting from distributor-to-direct conversions, as well as other price increases, the operating profit generated by the businesses acquired, primarily the LMA business, partially offset by higher research and development costs related to the Semprus acquisition, the favorable impact of foreign currency exchange rates and lower material costs. These increases in operating profit were partly offset by higher warehousing and freight costs, including costs to consolidate a distribution facility in France. In 2012, EMEA segment operating profit was adversely impacted by a loss from foreign currency forward exchange contracts entered into in anticipation of the acquisition of the LMA business.
Asia
Asia net revenues for the twelve months ended December 31, 2013 increased $33.5 million compared to the corresponding period in 2012, an increase of 19.3%. The increase was primarily due to $28.3 million of net revenues generated by the businesses acquired in 2012 and 2013, including $25.6 million generated by the LMA business, volume increases of $9.3 million (volume increases in China and Southeast Asia were largely offset by lower volumes in Japan), price increases of $1.1 million and new product sales of $0.3 million. These increases were partly offset by the $5.5 million unfavorable impact of foreign currency exchange rates.
Asia segment operating profit for the twelve months ended December 31, 2013 increased $11.3 million compared to the corresponding period in 2012, an increase of 21.5%. The increase in segment operating profit for the twelve months ended December 31, 2013 was due to the operating profit generated by the businesses acquired in 2012 and 2013, primarily the LMA business, higher sales volume and price increases, partly offset by higher warehouse and freight costs associated with the volume gains in China and Southeast Asia, higher raw material costs in Japan and an unfavorable impact from foreign currency exchange rates. In addition, during the twelve months ended December 31, 2012, Asia segment operating profit was adversely affected by inventory write-offs for excess, slow moving and damaged product.
OEM
OEM net revenues for the twelve months ended December 31, 2013 decreased $9.0 million compared to the corresponding period in 2012, a decrease of 6.5%. The decrease was due to a decline in sales volume of $11.8 million, primarily due to a decline in sales of catheter and performance fiber products, and price decreases of $0.4 million offset by new product sales of $2.4 million and the favorable impact of foreign currency exchange rates of $0.8 million.
OEM segment operating profit for the twelve months ended December 31, 2013 decreased $4.3 million compared to the corresponding period in 2012. a decrease of 13.7%. The decrease is due to lower volumes partly offset by lower manufacturing and operating costs.

All Other
The increases in net revenues for our other businesses for the twelve months ended December 31, 2013 compared to the corresponding period in 2012 was primarily due to sales of LMA products, sales from businesses acquired in 2013, price increases and new product sales, partially offset by lower sales volume of existing products.
The increases in operating profit for our other businesses for the twelve months ended December 31, 2013 compared to the corresponding period in 2012 was primarily due to operating profit generated by the LMA business and businesses acquired in 2013, improved pricing and an increase in sales of higher margin products, partially offset by higher manufacturing costs and lower sales volume of existing products.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, pension funding, dividends, taxes, scheduled principal and interest payments with respect to outstanding indebtedness, adequacy of available bank lines of credit and access to capital markets.
We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and sales of accounts receivable under our securitization program will enable us to fund our operating requirements, capital expenditures and debt obligations for the next twelve months and the foreseeable future.
To date, we have not experienced significant payment defaults by our customers and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, as discussed above in Global Economic Conditions, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to customers in Europe. As of December 31, 2014, our net receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $46.9 million compared to $63.1 million as of December 31, 2013. For the twelve months ended December 31, 2014, 2013 and 2012, net revenues from customers in these countries was approximately 8%, 8% and 9%, respectively, of total net revenues, and average days that current and long-term accounts receivable were outstanding were 223, 260 and 288 days, respectively. As of December 31, 2014 and 2013, net current and long-term accounts receivables from these countries were approximately 27% and 31%, respectively, of our consolidated net current and long-term accounts receivables. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2015 and future years. See "Critical Accounting Estimates" below for additional information regarding the critical accounting estimates related to our accounts receivable.
During 2014, we acquired Mayo Healthcare Pty Limited, a distributor of medical devices and supplies primarily in the Australian market which provides distribution for our Asia segment. Additionally, the acquisition of the assets of Mini-Lap Technologies, Inc., a developer of micro-laparoscopic instrumentation, provides new products for our Surgical North America segment. The aggregate total fair value of consideration for these acquisitions is estimated at $66.3 million. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our acquisitions.
During 2013, we completed the acquisitions of Vidacare Corporation and Ultimate Medical Pty. Ltd., whose products complement our vascular, anesthesia and specialty product portfolios, and Eon Surgical, Ltd, whose technology complements the surgical product portfolio.  The aggregate consideration paid for these acquisitions was $307.0 million. We funded these acquisitions through borrowings under our senior credit facility. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our acquisitions.

During 2014, we issued $250 million of 5.25% Senior Notes due 2024 (the "2024 Notes"), and used the $245.0 million net proceeds of the sale of the 2024 Notes to repay borrowings under our senior credit facility. We pay interest on the 2024 Notes semi-annually on June 15 and December 15, at a rate of 5.25% per year. We incurred transaction fees of approximately $4.5 million, including underwriters' discounts and commissions, in connection with the offering of the 2024 Notes. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the notes.
During 2013, we refinanced our senior credit facility, replacing our $375.0 million term loan and $400.0 million revolving credit facility with an $850.0 million dollar revolving credit facility. We used borrowings under the new revolving credit facility to pay down the $375 million principal on the term loan and to fund the related refinancing costs of $6.4 million. The new $850 million senior credit facility bears interest at an applicable rate elected by us equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.25% to 1.00%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.25% to 2.00%.  As of December 31, 2014, the interest rate on the $850 million senior credit facility was 1.92% (comprised of the LIBOR rate of 0.17% plus a spread of 1.75%).
Approximately $118.6 million of our $290.2 million of net cash provided by operating activities in 2014 was generated in the United States, and approximately $94.1 million of our $231.3 million of net cash provided by operating activities in 2013 was generated in the United States. Of our $303.2 million of cash and cash equivalents at December 31, 2014, $274.6 million was held at foreign subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to cash payment of additional United States income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes required to be paid, which could be significant, and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expense as taxes have been provided for on unremitted foreign earnings that we do not consider permanently reinvested.
We repatriated approximately $237.1 million and $67.0 million in 2014 and 2013, respectively, of cash from our foreign subsidiaries to help fund debt service and other cash requirements.
We have no scheduled principal payments under our senior credit facility until 2018. We anticipate our aggregate domestic interest payments under our senior credit facility, our 2024 Notes, our 6.875% Senior Subordinates Notes due 2019 (the "2019 Notes") and our accounts receivable securitization facility for 2015 will be approximately $51.8 million. We plan to utilize cash from operations, generated from both in and outside of the United States, and our revolving credit facility to meet quarterly debt service or other requirements.
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") are classified as a current liability because a contingent conversion feature related to our stock price was triggered. Refer to the “Financing Arrangements” section below for additional details.
See "Financing Arrangements" below for further information relating to our debt obligations, including the Convertible Notes.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Cash flows from continuing operations provided by (used in):
Operating activities	$290.2	$231.3	$194.6
Investing activities	(108.1)	(372.6)	(368.3)
Financing activities	(287.7)	231.2	(65.7)
Cash flows used in discontinued operations	(3.7)	(3.3)	(10.2)
Effect of exchange rate changes on cash and cash equivalents	(19.4)	8.3	2.6
(Decrease) increase in cash and cash equivalents	$(128.7)	$94.9	$(247.0)
Comparison of 2014 and 2013

Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $290.2 million during 2014 compared to $231.3 million during 2013. The $58.9 million increase is primarily due to improved operating results and favorable net changes in working capital items, principally reflecting changes in accounts receivable, accounts payable and accrued expenses and prepaid expenses and other current assets, as well as an $8.0 million decrease in contributions to domestic pension plans. Accounts receivable decreased $9.4 million during 2014 as compared to a $1.3 million increase during 2013, primarily due to increased collections from the Spanish and Portuguese government and Spanish regional health authorities in 2014 and increased collections in Italy and Greece due to government financing. Additionally, there was an overall improvement in days receivables outstanding in 2014. Accounts payable and accrued expenses increased $9.8 million in 2014 compared to an increase of $2.0 million in 2013 primarily due to timing of vendor and employee related benefit payments and increased compensation accruals in 2014. Prepaid expenses and other current assets decreased $1.4 million in 2014 compared to an increase of $5.9 million in 2013 due to timing of payments of and reductions in insurance premiums as well as fewer insurance deposits and maintenance contract payments in 2014.
These favorable impacts to net cash flow from operating activities were partially offset by increased inventories of $15.5 million during 2014 as compared to an increase of $8.9 million in 2013, primarily due to increased inventory purchases to support sales growth internationally and our distributor-to-direct sales conversions in several countries, and an $8.9 million increase in tax payments, net of refunds, in 2014 as compared to 2013 primarily due to timing of tax payments and improved operating results.

Cash Flow from Investing Activities
Net cash used in investing activities from continuing operations was $108.1 million during 2014, reflecting net payments for businesses acquired of $45.8 million and capital expenditures of $67.6 million. The net payments for businesses acquired includes the acquisition of Mayo Healthcare and the assets of Mini-Lap Technologies Inc. These payments were partly offset by $5.3 million in proceeds related to the sale of certain assets that were held for sale.

Cash Flow from Financing Activities
Net cash used in financing activities from continuing operations was $287.7 million during 2014, which included repayments of $480.1 million of indebtedness principally under our revolving credit facility, partially offset by proceeds from additional borrowings of $250.0 million from the sale of our 2024 Notes. Net cash used in financing activities also included dividend payments of $56.3 million and underwriters' discount and commission fees of $4.5 million, which were paid in connection with the sale of the 2024 Notes. Net cash used in financing activities were reduced by cash inflows of $7.1 million associated with proceeds from the exercise of share-based awards issued under our stock compensation plans and $5.8 million of excess tax benefits related to the exercise or vesting of those awards, which were partially offset by tax withholdings of $8.7 million remitted by the Company on behalf of employees who elect to have shares withheld by the Company to satisfy their minimum tax withholding obligations arising from the exercise and vesting of their share-based awards. See Note 1 to the condensed consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the reclassification of tax withholding payments related to share-based awards from a cash outflow from operating activities to a cash outflow from financing activities.
Comparison of 2013 and 2012

Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $231.3 million during 2013 compared to $194.6 million during 2012. The $36.7 million increase is primarily due to improved operating results, partially offset by net unfavorable year-over-year changes in working capital items, primarily reflecting changes in inventories and prepaid expenses and other current assets. Inventories increased $8.9 million during 2013, as compared to a $2.0 million increase during 2012, due to sales volume growth, primarily in Asia. Prepaid expenses and other current assets increased $5.9 million during 2013, as compared to a $9.6 million decrease during 2012, primarily due to the collection of outstanding VAT claims in 2012.

Cash Flow from Investing Activities

Net cash used in investing activities from continuing operations was $372.6 million during 2013, reflecting net payments for businesses acquired of $309.0 million and capital expenditures of $63.6 million. The net payments for businesses acquired included an aggregate of approximately $307.0 million paid for the acquisitions of Vidacare, EON Surgical, Ltd. and Ultimate; and $3.5 million paid for in-process research and development related to the EON Surgical technology, partly offset by a $1.5 million working capital adjustment with respect to the consideration paid in connection with the LMA acquisition.
Cash Flow from Financing Activities

Net cash provided by financing activities from continuing operations was $231.2 million during 2013. During 2013, we refinanced our senior credit facility, which was comprised of a $375.0 million term loan and $400.0 million revolving credit facility, and replaced it with a new $850.0 million senior credit facility consisting solely of a revolving credit facility. We used borrowings under the new facility to repay the outstanding $375.0 million term loan and to pay costs of $6.4 million associated with the refinancing. During 2013, we borrowed an additional $298.0 million under the revolving credit facility to finance the acquisition of Vidacare. In addition, net cash used in financing activities included dividend payments of $55.9 million, contingent consideration payments of $17.0 million related to our acquisitions of VasoNova Inc. (“VasoNova”), Axiom, LMA, Hotspur and the guided imaging business of MEPY Benelux BVBA and payments to noncontrolling interest shareholders of $0.7 million. These outflows were partially offset by $6.2 million net inflows resulting from share based compensation activity, which included proceeds from the exercise and vesting of share-based awards issued under our stock compensation plans and the related excess tax benefits partially offset by tax withholdings remitted by the Company on behalf of employees who elect to have shares withheld by the Company to satisfy their minimum tax withholding obligations arising from the exercise and vesting of their share-based awards.

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2014	2013
	(Dollars in millions)
Net debt includes:
Current borrowings	$368.4	$356.3
Long-term borrowings	700.0	930.0
Unamortized debt discount	36.2	48.4
Total debt	1,104.6	1,334.7
Less: Cash and cash equivalents	303.2	432.0
Net debt	$801.4	$902.7
Total capital includes:
Net debt	$801.4	$902.7
Shareholders’ equity	1,911.3	1,913.5
Total capital	$2,712.7	$2,816.2
Percent of net debt to total capital	30%	32%

Fixed rate borrowings comprised 81% and 49% of total borrowings at December 31, 2014 and 2013, respectively. The increase in fixed rate borrowings as of December 31, 2014 compared to December 31, 2013 is primarily due to the issuance of the 2024 Notes in 2014 and the $245.0 million repayment of variable rate borrowings under our senior credit facility.

Our senior credit agreement contains covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement and, during the six month period prior to the maturity of our Convertible Notes, a minimum liquidity of $400.0 million. At December 31, 2014, our consolidated leverage ratio was 2.71:1 and our interest coverage ratio was 8.31:1, both of which are in compliance with the limits described in the preceding sentence. The obligations under the senior credit agreement are guaranteed (subject to certain exceptions) by substantially all of the material domestic subsidiaries of the Company and (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by the Company and each guarantor.

At December 31, 2014, we had $200.0 million in borrowings outstanding and approximately $6.0 million in outstanding standby letters of credit under our $850.0 million revolving credit facility. This facility is used principally for working capital needs and, at certain times, to help fund acquisitions. The availability of loans under our revolving credit facility is dependent upon our ability to maintain our financial condition and our continued compliance with the covenants contained in our senior credit agreement. Moreover, additional borrowings would be prohibited if a Material Adverse Effect (as defined in the senior credit agreement) were to occur. Notwithstanding these restrictions, we believe our revolving credit facility provides us with significant flexibility to meet our foreseeable working capital needs.  At our current level of EBITDA (as defined in the senior credit agreement) for the year ended December 31, 2014, we would have been permitted $533.1 million of additional debt beyond the levels outstanding at December 31, 2014. Moreover, additional capacity would be available if borrowed funds were used to acquire a business or businesses through the purchase of assets or controlling equity interests so long as the aforementioned leverage and interest coverage ratios are met after calculating EBITDA on a proforma basis to give effect to the acquisition.

As of December 31, 2014, the aggregate outstanding principal amount of the 2019 Notes and 2024 Notes was $500.0 million. The indentures governing the 2019 Notes and 2024 Notes contain negative covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, and pay dividends on, repurchase or make distributions in respect of capital stock, subject to specified conditions. The obligations under the 2019 Notes and 2024 Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under our senior credit agreement and by certain of our other 100% owned domestic subsidiaries.

As of December 31, 2014, we were in compliance with all of the terms of our senior credit agreement and our 2019 Notes and 2024 Notes.

In addition, we have an accounts receivable securitization facility under which we sell a security interest in domestic accounts receivable for consideration of up to $50.0 million to a commercial paper conduit. As of December 31, 2014, the maximum amount available for borrowing under this facility was $45.3 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2014 and 2013, we had $4.7 million of outstanding borrowings under our accounts receivable securitization facility.

Our Convertible Notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares of common stock issuable under the terms of the Convertible Notes based on the average market price of our common stock during the applicable reporting period, and include that number in the total diluted shares figure for the period. At the time we issued the Convertible Notes, we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the Convertible Notes by, in effect, increasing the conversion price of the Convertible Notes, from our economic standpoint, to $74.65. However, under accounting principles generally accepted in the United States of America ("GAAP”), since the impact of the convertible note hedge agreements is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. The following table illustrates how changes in our stock price would affect (i) the number of shares issuable issuable upon conversion of the Convertible Notes, (ii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares") and (iii) the number of shares issuable upon concurrent settlement of the Convertible Notes, the warrant and the convertible note hedge ("Incremental Shares Issued by Teleflex upon Conversion"):

Market Price Per Share	Shares Issuable Upon Conversion of Convertible Notes	Shares Issuable Upon Exercise of Warrants	Total Treasury Stock Method Incremental Shares(1)	Shares Due to Teleflex under Note Hedge	Incremental Shares Issuable by Teleflex upon Conversion(2)
	(Shares in thousands)
$70	809	—	809	(809)	—
$85	1,817	795	2,612	(1,817)	795
$100	2,523	1,654	4,177	(2,523)	1,654
$115	3,045	2,289	5,334	(3,045)	2,289
$130	3,446	2,778	6,224	(3,446)	2,778
$145	3,765	3,165	6,930	(3,765)	3,165

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

(2)	Represents the number of incremental shares to be issued by us upon conversion of the convertible notes, assuming concurrent settlement of the convertible note hedges and warrants.

Our Convertible Notes are convertible under certain circumstances, including in any fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price of our common stock for at least 20 days during a period of 30 consecutive trading days ending on the last day of such fiscal quarter exceeds 130% of the conversion price of the Convertible Notes (approximately $79.72). Since the fourth quarter of 2013 and in all subsequent periods through December 31, 2014, the last reported sale price of our common stock exceeded the 130% threshold described above and, accordingly, the Convertible Notes are classified as a current liability as of December 31, 2014 and 2013. The determination of whether or not the Convertible Notes are convertible under such circumstances is made each quarter until their maturity, conversion or repurchase.  Consequently, the Convertible Notes may not be convertible in one or more future quarters if the common stock price-based conversion contingency is not satisfied in such quarters, in which case the Convertible Notes would again be classified as long-term debt unless another conversion contingency set forth in the Convertible Notes has been satisfied. We have elected a net settlement method to satisfy our conversion obligation, under which we will settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of cash on hand and amounts available under our credit facility, our use of these funds could adversely affect our results of operations and liquidity.  The classification of the Convertible Notes as a current liability had no impact on our financial covenants.

For additional information regarding our indebtedness, please see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.
Stock Repurchase Programs
In 2007, our Board of Directors authorized the repurchase of up to $300 million of outstanding our common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to its ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreement) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through December 31, 2014, no shares have been purchased under this Board authorization.
Contractual Obligations
Contractual obligations at December 31, 2014 are as follows:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 Years	More than 5 years
		(Dollars in thousands)
Total borrowings(1)	$1,104,598	$404,598	$—	$450,000	$250,000
Interest obligations(2)	260,669	51,773	96,686	53,694	58,516
Operating lease obligations	117,499	27,706	42,138	30,050	17,605
Minimum purchase obligations(3)	3,754	3,312	442	—	—
Other postretirement benefits	34,976	3,268	6,696	6,783	18,229
Total contractual obligations	$1,521,496	$490,657	$145,962	$540,527	$344,350

(1)
The Convertible Notes, which mature in 2017, are included in payment due in less than 1 year due to the satisfaction of the stock price conversion contingency, which is described in more detail in the “Financing Arrangements” section above. Total borrowings also include $4.7 million under the securitization program.  See to Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional details regarding this program.

(2)	Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2014.

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

We recorded a noncurrent liability for uncertain tax positions of $50.9 million and $55.2 million as of December 31, 2014 and December 31, 2013, respectively. Due to uncertainties regarding the ultimate resolution of ongoing or future tax examinations, we are not able to reasonably estimate the amount of any income tax payments to settle uncertain income tax positions or the periods in which any such payments will be made.

In 2014, cash contributions to all defined benefit pension plans were $9.5 million, and we estimate the amount of required cash contributions in 2015 will be approximately $2.9 million. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2015 and as a result, these contributions have been excluded from contractual obligations shown above.

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
In light of the volatility in global economic markets during the past several years, we instituted enhanced measures to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts.  Such measures included, monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer issues.  In addition, with respect to certain of our non-government customers, we instituted measures designed to reduce our risk exposures, including issuing dunning letters, reducing credit limits, requiring that payments accompany orders and instituting legal action with respect to delinquent accounts.  With respect to government customers, we evaluate receivables for potential collection risks associated with any limitations on the availability of government funding and reimbursement practices.

Some of our customers, particularly in Europe, have extended or delayed payments for products and services already provided resulting in potential collectability concerns regarding our accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal. At December 31, 2014, these countries accounted for 27.3% of our total net current and long-term accounts receivable. Net long-term receivables of $11.3 million and $17.6 million are included in other assets on the balance sheet at December 31, 2014 and 2013, respectively.  If the financial condition of these customers or the healthcare systems in these countries deteriorate to the extent that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. Our allowance for doubtful accounts was $8.8 million and $10.7 million at December 31, 2014 and 2013, respectively, which was 2.9% and 3.3% of gross accounts receivable at December 31, 2014 and 2013, respectively.
Although we maintain allowances for doubtful accounts to cover the estimated losses which may occur when customers cannot make their required payments, we cannot be assured that we will continue to experience the same loss rate in the future given the volatility in the worldwide economy.  If our allowance for doubtful accounts is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our results of operations.  Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.

Distributor Rebates

We offer rebates to certain distributors and reserve an estimate for the rebate as a reduction of revenues at the time of sale. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record the adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. The reserve for estimated rebates was $10.4 million and $7.8 million at December 31, 2014 and 2013, respectively. We expect the reserve as of December 31, 2014 to be paid within 90 days subsequent to year-end.

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
Our inventory reserve was $33.9 million and $32.4 million at December 31, 2014 and 2013, respectively, which equaled 9.2% and 8.9% of gross inventories at those respective dates.

Accounting for Long-Lived Assets

We assess the remaining useful life and recoverability of long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable (a triggering event). Triggering events include the likely (i.e. more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Significant judgments in this area involve determining whether a triggering event has occurred. The recoverability evaluation is based on various analyses, including undiscounted cash flow projections, which involves significant management judgment. Any impairment loss, if indicated, equals the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Accounting for Goodwill and Other Intangible Assets

Intangible assets include indefinite-lived assets (such as goodwill and certain trade names or brands), as well as finite-lived intangibles (such as trade names or brands that do not have indefinite lives, customer relationships, patents and other technologies). The costs of finite-lived intangibles are amortized to expense over their estimated life. Determining the useful life of an intangible asset requires considerable judgment as different types of intangible assets will have different useful lives. Goodwill and indefinite-lived intangible assets, primarily certain trade names and trademarks, are not amortized but are tested annually for impairment during the fourth quarter, using the first day of the quarter as the measurement date, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate an impairment may have occurred. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.
Considerable management judgment is necessary in making the assumptions used in the impairment analysis including evaluating the impact of operating and macroeconomic changes and estimating future cash flows, which are key elements in determining fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
Goodwill

Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below that operating segment. We have a total of ten reporting units, eight of whose assets include goodwill. In applying the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step quantitative impairment test, described below. Alternatively, we may proceed directly to testing goodwill for impairment through the two-step impairment test without conducting the qualitative analysis. In the fourth quarter 2014, we performed a qualitative assessment on five of our reporting units whose assets include goodwill and determined, based on our assessment, that the fair value of each reporting unit was more likely than not higher than its carrying value and, therefore, that their goodwill is not impaired. For the three remaining reporting units whose assets include goodwill, we elected to forgo the qualitative assessment and test each of those reporting units through the two-step quantitative impairment test.
The first step of the two-step impairment test is to quantitatively compare the fair value of a reporting unit, including goodwill, with its carrying value. In performing the first step, we calculate the fair value of the reporting unit using equal weighting of two methods; one which estimates the discounted cash flows (DCF) of the reporting unit based on projected earnings in the future (the Income Approach) and one which is based on sales of similar businesses to those of the reporting unit in actual transactions (the Market Approach).  If the fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount by which the carrying value of goodwill exceeds its implied fair value, which we determine in the second step of the two-step test. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially.

Determining fair value requires the exercise of significant judgment. The more significant judgments and assumptions used in the Income Approach include (1) the amount and timing of expected future cash flows which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) discount rates that are used to discount future cash flows to their present values, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs.  The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2014 as compared to the prior year valuations of our reporting units. The DCF analysis utilized in the fourth quarter of 2014 impairment test was performed over a ten year time horizon for each reporting unit. The discount rate was 10.0% for all reporting units. A perpetual growth rate of 2.5% was assumed for all reporting units.
We determined that no impairment in the carrying value of any of our reporting units had occurred, based on our assessment of their respective fair values in the fourth quarter 2014, using the methodology described above.
Our expected future growth rates estimated for purposes of the goodwill impairment test are based on our estimates of future sales, operating income and cash flow and are consistent with our internal budgets and business plans, which reflect a modest amount of core revenue growth coupled with the successful launch of new products each year; the effect of these growth indicators more than offset volume losses from products that are expected to reach the end of their life cycle. Under the Income Approach, changes in assumptions could cause a reporting unit's carrying value to exceed its fair value. For example, an increase of over 2.0% in the discount rate or a decrease of over 25% percent in the compound annual growth rate of operating income would indicate impairment for the reporting units. While we believe the assumed growth rates of sales and cash flows are reasonable, the possibility remains that the revenue growth of a reporting unit may not be as high as expected, and, as a result, the estimated fair value may decline. If our strategy and new products are not successful and we do not achieve anticipated core revenue growth in the future with respect to a reporting unit, the goodwill in the reporting unit may become impaired and, in such case, we may incur material impairment charges.
Other Intangible Assets

Intangible assets are assets acquired that lack physical substance and that meet the specified criteria for recognition apart from goodwill. Intangible assets we obtained through acquisitions are comprised mainly of technology, customer relationships, and trade names. Management tests indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate that an impairment may have occurred. Similar to the goodwill impairment test process, we may assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. Alternatively, we may elect to forgo the qualitative analysis and proceed directly to testing the indefinite-lived intangible asset for impairment through the quantitative impairment test. In the fourth quarter 2014, we performed a qualitative assessment on all of our indefinite lived assets, except for two trade names, and determined based on the assessment, that their fair values were more likely than not higher than their carrying values. For the remaining two trade names, we elected to test impairment through the quantitative method.
In connection with the quantitative impairment test, since quoted market prices are seldom available for intangible assets, we utilize present value techniques to estimate fair value. The fair value of trade names is estimated by the use of a relief from royalty method, which values an intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management must estimate the hypothetical royalty rate, discount rate, and terminal growth rate to estimate the forecasted cash flows associated with the asset.

Discount rates and perpetual growth rates utilized in the impairment test of the trade names during the fourth quarter of 2014 are comparable to the rates utilized in the impairment test of goodwill. The compound annual growth rate in revenues projected to be generated from the trade names ranged from 2% to 5% and a royalty rate of 4% was assumed. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated from the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar trade names are being licensed in the marketplace.
We determined that no impairment in the carrying value of our indefinite-lived intangible assets had occurred, based on our assessment of their respective fair values as determined under the methodology described above.
We are not required to perform an annual impairment test for finite-lived intangible assets (e.g. customer relationships).   For further details on the assessment of recoverability of finite-lived intangible assets see "Accounting for Long-Lived Assets."

In May 2012, we acquired Semprus BioSciences, a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications. As previously disclosed, we experienced difficulties with respect to the development of the Semprus technology and were devoting further research and testing towards attempting to resolve the issue. As a result of these efforts, we believe we have resolved the issue and are focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of this technology. Despite this progress, significant challenges to commercialization of the Semprus technology remain, and we ultimately may find it necessary to recognize future impairment charges with respect to the related assets, which could be material. As of December 31, 2014, we have recorded IPR&D intangible assets of approximately $41.0 million related to Semprus.

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

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity of plan expenses and benefit obligations to changes in the weighted average assumptions:

	Assumed Discount Rate		Expected Return on Plan Assets	Assumed Healthcare Trend Rate
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Change	1.0% Increase	1.0% Decrease
		(Dollars in millions)
Net periodic pension and postretirement healthcare expense	$(0.4)	$0.4	$1.5	$0.2	$(0.2)
Projected benefit obligation	$(33.7)	$37.7	N/A	$4.4	$(3.8)

For additional information on assumptions pertaining to pension and other postretirement benefit plans, refer to Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

Share-based Compensation

We estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account highly subjective and complex assumptions with respect to expected life of options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted represents the period of time that options granted are expected to be outstanding, which is derived from the vesting period of the award, as well as historical exercise behavior. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Share based compensation expense for 2014, 2013 and 2012 was $12.2 million, $11.9 million and $8.6 million, respectively.
 Accounting for Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product, achievement of sales targets, or the passage of time. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. The fair value of the contingent consideration is calculated based on a probability-weighted discounted cash flow analysis. We remeasure this liability each reporting period and record the change in the liability's fair value in our consolidated statement of income (loss). An increase or decrease in the fair value can result from changes in the discount rate, timing, estimated probability of achievement of the specified objectives and revenue estimates, among other factors. As of December 31, 2014, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $15.0 million and $83.0 million. As of December 31, 2014 and 2013, we accrued $33.4 million and $20.3 million of contingent consideration, respectively. For the twelve months ended December 31, 2014 and 2013, we recorded reductions to contingent consideration of $8.2 million and $12.3 million, respectively. These reductions were the result of changes in estimated probabilities associated with certain regulatory sales milestones.

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
We are also required to assess the realizability of our deferred tax assets.  We evaluate all positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.
The valuation allowance for deferred tax assets of $99.1 million and $86.5 million at December 31, 2014 and December 31, 2013, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which facts that necessitate an adjustment become known. Specifically, we are currently in the midst of examinations by the Austrian, Canadian, German, and the United States taxing authorities with respect to our income tax returns for those countries for various tax years. The ultimate outcomes of the examinations of these returns could result in increases or decreases to our recorded tax liabilities, which would affect our financial results.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on December 31, 2014 were determined using a base rate of the one-month LIBOR rate plus the applicable spread.

	Year of Maturity
	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in thousands)
Fixed rate debt	$399,898	$—	$—	$—	$250,000	$250,000	$899,898
Average interest rate	3.875%	—%	—%	—%	6.875%	5.250%	5.090%
Variable rate debt	$4,700	$—	$—	$200,000	$—	$—	$204,700
Average interest rate	0.921%	—%	—%	1.915%	—%	—%	1.893%

A change of 1.0% in variable interest rates would increase or decrease annual interest expense by approximately $1.3 million based on our outstanding debt as of December 31, 2014.

Foreign Currency Risk
We are exposed to currency fluctuations in connection with transactions denominated in currencies other than the functional currencies of certain subsidiaries. We had no open forward contracts as of December 31, 2014 or 2013. In January 2015 and 2014, we entered into forward contracts with several major financial institutions to hedge a portion of the projected cash flows from these exposures. These are primarily contracts to buy or sell a foreign currency against the U.S. dollar or the euro. The following table provides information regarding our open forward currency contracts entered into in January 2015, which mature during 2015. Forward contract notional amounts presented below are expressed in the stated currencies. The total notional amount for all contracts is approximately $142.0 million.

Forward Currency Contracts:

Buy/(Sell)
(in thousands)
United States dollars	(8,143)
Euros	(15,673)
British pound	(8,064)
Mexican peso	342,063
Czech koruna	391,385
South African rand	(53,892)
Malaysian ringgits	107,723
Canadian dollars	(19,847)
Australian dollars	(13,071)
Singapore dollars	(13,284)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
For the information required by this Item 10, other than information with respect to our Executive Officers contained at the end of Item 1 of this report, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2015 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2015 Annual Meeting will be filed within 120 days of the close of our fiscal year.
For the information required by this Item 10 with respect to our Executive Officers, see Part I of this report on pages 11 - 12.

ITEM 11.	EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2015 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2015 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2014 regarding our equity plans :

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,233,672	$75.93	4,903,018

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2015 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for our 2015 Annual Meeting, which information is incorporated herein by reference.

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

By:	/s/ Thomas E. Powell
Thomas E. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ George Babich, Jr.	By:	/s/ Dr. Stephen K. Klasko
	George Babich, Jr. Director		Dr. Stephen K. Klasko Director
By:	/s/ Patricia C. Barron	By:	/s/ Sigismundus W.W. Lubsen
	Patricia C. Barron Director		Sigismundus W.W. Lubsen Director
By:	/s/ William R. Cook	By:	/s/ Stuart A. Randle
	William R. Cook Director		Stuart A. Randle Director
By:	/s/ W. Kim Foster	By:	/s/ Benson F. Smith
	W. Kim Foster Director		Benson F. Smith Chairman, President, Chief Executive Officer & Director (Principal Executive Officer)
By:	/s/ Jeffrey A. Graves	By:	/s/ Harold L. Yoh III
	Jeffrey A. Graves Director		Harold L. Yoh III Director

Dated: February 20, 2015

TELEFLEX INCORPORATED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Page
II Valuation and qualifying accounts	60

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Benson F. Smith	/s/ Thomas E. Powell
Benson F. Smith Chairman, President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Teleflex Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Teleflex Incorporated and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 20, 2015

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(Dollars and shares in thousands, except per share)
Net revenues	$1,839,832	$1,696,271	$1,551,009
Cost of goods sold	897,404	857,326	802,784
Gross profit	942,428	838,945	748,225
Selling, general and administrative expenses	578,657	502,187	454,489
Research and development expenses	61,040	65,045	56,278
Goodwill impairment	—	—	332,128
Restructuring and other impairment charges	17,869	38,452	3,037
Net gain on sales of businesses and assets	—	—	(332)
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	284,862	233,261	(97,375)
Interest expense	65,458	56,905	69,565
Interest income	(706)	(624)	(1,571)
Loss on extinguishments of debt	—	1,250	—
Income (loss) from continuing operations before taxes	220,110	175,730	(165,369)
Taxes on income (loss) from continuing operations	28,650	23,547	16,413
Income (loss) from continuing operations	191,460	152,183	(181,782)
Operating loss from discontinued operations (including gain on disposal of $2,205 for 2012)	(3,407)	(2,205)	(9,207)
Tax benefit on loss from discontinued operations	(698)	(1,770)	(1,887)
Loss from discontinued operations	(2,709)	(435)	(7,320)
Net income (loss)	188,751	151,748	(189,102)
Less: Income from continuing operations attributable to noncontrolling interest	1,072	867	955
Net income (loss) attributable to common shareholders	$187,679	$150,881	$(190,057)
Earnings per share available to common shareholders:
Basic:
Income (loss) from continuing operations	$4.60	$3.68	$(4.47)
Loss from discontinued operations	(0.06)	(0.01)	(0.18)
Net income (loss)	$4.54	$3.67	$(4.65)
Diluted:
Income (loss) from continuing operations	$4.10	$3.46	$(4.47)
Loss from discontinued operations	(0.06)	(0.01)	(0.18)
Net income (loss)	$4.04	$3.45	$(4.65)
Dividends per share	$1.36	$1.36	$1.36
Weighted average common shares outstanding:
Basic	41,366	41,105	40,859
Diluted	46,470	43,693	40,859
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$190,388	$151,316	$(182,737)
Loss from discontinued operations, net of tax	(2,709)	(435)	(7,320)
Net income (loss)	$187,679	$150,881	$(190,057)
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income (loss)	$188,751	$151,748	$(189,102)
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation continuing operations adjustments, net of tax of $24,818, $(8,086) and $(1,210), respectively	(105,410)	(9,637)	13,071
Foreign currency translation, net of tax	(105,410)	(9,637)	13,071
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $9, $9 and $8, respectively	(12)	(12)	(12)
Transition obligation recognized in net periodic cost, net of tax of $(2) and $(35) in 2013 and 2012, respectively	—	3	62
Unamortized (loss) gain arising during the period, net of tax of $26,624, $(14,638) and $(2,399), respectively	(48,245)	25,641	2,796
Net loss recognized in net periodic cost, net of tax of $(1,544), $(2,446) and $(2,537), respectively	2,841	4,765	4,621
Settlement, net of tax of $(40) in 2012	—	—	66
Curtailment, net of tax of $44 in 2012	—	—	(74)
Foreign currency translation, net of tax of $(265), $(66) and $58, respectively	709	(177)	(168)
Pension and other postretirement benefits plans adjustment, net of tax	(44,707)	30,220	7,291
Derivatives qualifying as hedges:
Unrealized gain (loss) on derivatives arising during the period, net of tax $(111), $(265) and $(102), respectively	594	(549)	515
Reclassification adjustment on derivatives included in net income, net of tax of $111, $46 and $(3,832), respectively	(594)	930	6,361
Derivatives qualifying as hedges, net of tax	—	381	6,876
Other comprehensive (loss) income, net of tax	(150,117)	20,964	27,238
Comprehensive income (loss)	38,634	172,712	(161,864)
Less: comprehensive income attributable to noncontrolling interest	995	638	888
Comprehensive income (loss) attributable to common shareholders	$37,639	$172,074	$(162,752)

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars and shares in thousands)
ASSETS
Current assets
Cash and cash equivalents	$303,236	$431,984
Accounts receivable, net	273,704	295,290
Inventories, net	335,593	333,621
Prepaid expenses and other current assets	35,697	39,810
Prepaid taxes	40,256	36,504
Deferred tax assets	57,301	52,917
Assets held for sale	7,422	10,428
Total current assets	1,053,209	1,200,554
Property, plant and equipment, net	317,435	325,900
Goodwill	1,323,553	1,354,203
Intangibles assets, net	1,216,720	1,255,597
Investments in affiliates	1,150	1,715
Deferred tax assets	1,178	943
Other assets	64,010	70,095
Total assets	$3,977,255	$4,209,007
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$368,401	$356,287
Accounts payable	64,100	71,967
Accrued expenses	72,383	74,868
Current portion of contingent consideration	11,276	4,131
Payroll and benefit-related liabilities	85,442	73,090
Accrued interest	9,169	8,725
Income taxes payable	13,768	23,821
Other current liabilities	10,360	22,231
Total current liabilities	634,899	635,120
Long-term borrowings	700,000	930,000
Deferred tax liabilities	451,541	514,715
Pension and postretirement benefit liabilities	167,241	109,498
Noncurrent liability for uncertain tax positions	50,884	55,152
Other liabilities	58,991	48,506
Total liabilities	2,063,556	2,292,991
Commitments and contingencies (See Note 15)
Common shareholders’ equity
Common shares, $1 par value Issued: 2014 — 43,420 shares; 2013 — 43,243 shares	43,420	43,243
Additional paid-in capital	422,394	409,338
Retained earnings	1,827,845	1,696,424
Accumulated other comprehensive loss	(260,895)	(110,855)
	2,032,764	2,038,150
Less: Treasury stock, at cost	121,455	124,623
Total common shareholders’ equity	1,911,309	1,913,527
Noncontrolling interest	2,390	2,489
Total equity	1,913,699	1,916,016
Total liabilities and equity	$3,977,255	$4,209,007
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income (loss)	$188,751	$151,748	$(189,102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	2,709	435	7,320
Depreciation expense	50,207	42,368	36,204
Amortization expense of intangible assets	60,926	50,608	44,264
Amortization expense of deferred financing costs and debt discount	15,897	14,959	14,416
Loss on extinguishments of debt	—	1,250	—
Changes in contingent consideration	(7,418)	(12,642)	263
Impairment of long-lived assets	—	3,460	—
Stock-based compensation	12,227	11,871	8,623
Net gain on sales of businesses and assets	—	—	(332)
Goodwill impairment	—	—	332,128
Deferred income taxes, net	(14,153)	(10,182)	(39,980)
Other	(8,968)	(1,319)	(3,776)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	9,394	(1,294)	(2,932)
Inventories	(15,531)	(8,931)	(1,970)
Prepaid expenses and other current assets	1,422	(5,926)	9,595
Accounts payable and accrued expenses	9,818	2,001	155
Income taxes receivable and payable, net	(15,040)	(7,107)	(20,258)
Net cash provided by operating activities from continuing operations	290,241	231,299	194,618
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(67,571)	(63,580)	(65,394)
Payments for businesses and intangibles acquired, net of cash acquired	(45,777)	(309,008)	(369,444)
Proceeds from sales of businesses and assets	5,251	—	66,660
Investments in affiliates	(40)	(50)	(80)
Net cash used in investing activities from continuing operations	(108,137)	(372,638)	(368,258)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	250,000	680,000	—
Repayment of long-term borrowings	(480,102)	(375,000)	—
Debt extinguishment, issuance and amendment fees	(4,494)	(6,400)	—
Decrease in notes payable and current borrowings	—	—	(706)
Proceeds from share based compensation plans and the related tax impacts	4,245	6,181	8,238
Payments to noncontrolling interest shareholders	(1,094)	(736)	—
Payments for contingent consideration	—	(16,958)	(17,596)
Dividends	(56,258)	(55,917)	(55,589)
Net cash (used in) provided by financing activities from continuing operations	(287,703)	231,170	(65,653)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(3,676)	(3,327)	(7,799)
Net cash used in investing activities	—	—	(2,351)
Net cash used in discontinued operations	(3,676)	(3,327)	(10,150)
Effect of exchange rate changes on cash and cash equivalents	(19,473)	8,441	2,394
Net (decrease) increase in cash and cash equivalents	(128,748)	94,945	(247,049)
Cash and cash equivalents at the beginning of the year	431,984	337,039	584,088
Cash and cash equivalents at the end of the year	$303,236	$431,984	$337,039
Supplemental Cash Flow Information:
Cash interest paid	$49,797	$43,581	$46,683
Income taxes paid, net of refunds	$52,869	$43,975	$74,908

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2011	42,923	$42,923	$380,965	$1,847,106	$(159,353)	2,183	$(131,053)	$2,195	$1,982,783
Net income (loss)				(190,057)				955	(189,102)
Cash dividends ($1.36 per share)				(55,589)					(55,589)
Other comprehensive income					27,305			(67)	27,238
Distributions to noncontrolling interest shareholders								(496)	(496)
Shares issued under compensation plans	179	179	13,429			(49)	2,989		16,597
Deferred compensation			(10)			(4)	116		106
Balance at December 31, 2012	43,102	43,102	394,384	1,601,460	(132,048)	2,130	(127,948)	2,587	1,781,537
Net income				150,881				867	151,748
Cash dividends ($1.36 per share)				(55,917)					(55,917)
Other comprehensive income					21,193			(229)	20,964
Distributions to noncontrolling interest shareholders								(736)	(736)
Shares issued under compensation plans	141	141	14,963			(65)	3,270		18,374
Deferred compensation			(9)			(1)	55		46
Balance at December 31, 2013	43,243	43,243	409,338	1,696,424	(110,855)	2,064	(124,623)	2,489	1,916,016
Net income				187,679				1,072	188,751
Cash dividends ($1.36 per share)				(56,258)					(56,258)
Other comprehensive income					(150,040)			(77)	(150,117)
Distributions to noncontrolling interest shareholders								(1,094)	(1,094)
Settlement of convertible notes			(42)			(1)	43		1
Settlement of note hedges associated with convertible notes			79			1	(77)		2
Shares issued under compensation plans	177	177	13,019			(81)	3,081		16,277
Deferred compensation						(2)	121		121
Balance at December 31, 2014	43,420	$43,420	$422,394	$1,827,845	$(260,895)	1,981	$(121,455)	$2,390	$1,913,699

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of significant accounting policies
Consolidation: The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (the “Company”). Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the Company has significant influence but not a controlling equity interest, including variable interest entities where the Company is not the primary beneficiary, are accounted for using the equity method. Investments in affiliates over which the Company does not have significant influence are accounted for using the cost method of accounting. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include management’s estimates and assumptions that affect the recorded amounts.
Effective January 1, 2014, the Company realigned its operating segments to reflect changes in the Company's internal financial reporting structure. All prior comparative periods have been restated to reflect these changes. Refer to Note 16 to the consolidated financial statements for additional information on the Company's changed reporting structure.
The Company’s share-based compensation plan permits employees to elect to have shares withheld by the Company to satisfy their minimum statutory tax withholding obligations arising from the exercise or vesting of share-based awards.  The Company then remits, in cash, the withholding taxes to the appropriate tax authorities on behalf of the employee.  For the year ended December 31, 2014, the Company classified such payments as a cash outflow from financing activities under the line item “Proceeds from share-based compensation plans and the related tax impacts” within the consolidated statement of cash flows (i.e., the payment by the Company of the withholding taxes offsets, in part, increases in cash flow from financing activities resulting from the proceeds of the exercise and vesting of share-based awards and tax benefits related to such exercise and vesting).  The Company views the activity as, in effect, a repurchase of the employee’s shares.  The Company's payments were previously reported as a cash outflow from operating activities; therefore, the Company reclassified the cash outflows of $2.7 million and $1.6 million from operating to financing activities for the years ended December 31, 2013 and 2012, respectively, to conform to the presentation for the year ended December 31, 2014 within the consolidated statement of cash flows and within the condensed consolidating statement of cash flows included in Note 17.
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
Accounts receivable: Accounts receivable represents amounts due from customers related to the sale of products and provision of services. An allowance for doubtful accounts is maintained and represents the Company’s estimate of the amount of uncollectible receivables. The allowance is provided at such time as management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. In addition, the Company maintains a reserve for returns and allowances based on its historical experience. See Note 9 to the consolidated financial statements for information on the Company’s concentration of credit risk.

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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Other additions and those improvements which increase the capacity or lengthen the useful lives of the assets are also capitalized. With minor exceptions, composite useful lives for property, plant and equipment, which are depreciated on a straight-line basis are as follows: land improvements — 5 years; buildings — 30 years; machinery and equipment — 3 to 10 years; computer equipment and software — 3 to 10 years. Leasehold improvements are depreciated over the lesser of the useful lives of the leasehold improvements or the remaining lease periods. Repairs and maintenance costs are expensed as incurred.
Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that an impairment may exist. Impairment losses, if any, are included in income from operations. The goodwill impairment test is applied to each of the Company’s reporting units whose assets include goodwill. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below that operating segment (also known as a component) if discrete financial information is prepared and regularly reviewed by segment management. However, separate components are aggregated as a single reporting unit if they have similar economic characteristics.
In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a two-step quantitative impairment test. Alternatively, the Company may proceed directly to testing goodwill for impairment through the two-step quantitative impairment test, described below, without conducting the qualitative analysis. In the fourth quarter of 2014, the Company performed a qualitative assessment on five of its reporting units whose assets include goodwill and determined, based on the assessment, that the fair value of each of the reporting units was more likely than not higher than its carrying value. For the three remaining reporting units whose assets include goodwill, the Company elected to forego the qualitative assessment and apply the two-step quantitative impairment test.
The first step of the two-step impairment test is to quantitatively compare the fair value of a reporting unit, including goodwill, to its carrying value. In performing the first step, the Company calculates the fair value of the reporting unit using equal weighting of two methods; one which estimates the discounted cash flows of the reporting unit based on projected earnings in the future (the Income Approach) and one which is based on sales of similar businesses or assets to those of the reporting unit in actual transactions (the Market Approach). If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, the Company would perform the second step of the goodwill impairment test, in which the Company would recognize an impairment loss if the carrying value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. The Company performed the quantitative goodwill impairment test during the fourth quarter of 2014, on three of its reporting units whose assets include goodwill, and determined that the fair value of each of the reporting units exceeded the carrying value.  As a result, no impairment in the carrying value of any of the Company’s reporting units was evident.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets consist of customer lists, intellectual property, distribution rights and trade names. The Company tests its indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate that an impairment may have occurred. Similar to the goodwill impairment test process, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, the Company determines it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If the Company concludes it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, the Company then proceeds to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. Alternatively, the Company may elect to forgo the qualitative analysis and proceed directly to testing the indefinite-lived intangible asset for impairment through the quantitative impairment test. In the fourth quarter of 2014, the Company performed a qualitative assessment on all of its indefinite lived assets, except for two trade names, and determined, based on its assessment, that their fair values were more likely than not higher than their carrying values. For the remaining two trade names, the Company elected to test impairment through the quantitative test and determined that the fair value of the trade names exceeded the respective carrying values. As a result, no impairment in the carrying value of any of the Company's intangible assets was evident. The Company recorded in process research and development (IPR&D) impairment charges of $7.4 million in 2013, following its decision to abandon certain IPR&D projects. See Note 4 to the consolidated financial statements for further information related to these charges.
Intangible assets consisting of intellectual property, customer lists, distribution rights and trade names that do not have indefinite lives are being amortized over their estimated useful lives, which are as follows: intellectual property, 3 to 20 years; customer lists, 5 to 30 years; distribution rights, 3 to 22 years; trade names, 1 to 30 years. The weighted average amortization period is approximately 13 years. The Company periodically evaluates the reasonableness of the useful lives of these assets.
Long-lived assets: The Company assesses the remaining useful life and recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business.  Therefore, the evaluation involves significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
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
Derivative financial instruments: The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates. All instruments are entered into for other than trading purposes. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the consolidated statement of comprehensive income (loss) as other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to the consolidated statement of income (loss) in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in the current period consolidated statement of income (loss). If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in the current period consolidated statement of income (loss).
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense recognized is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period less estimated forfeitures. Forfeitures are required to be estimated at the time of grant. To minimize fluctuations in share-based compensation expense, management reviews and revises the estimate of forfeitures for all share-based awards on a quarterly basis based on management’s expectation of the awards that will ultimately vest.
As previously noted, the Company modified the presentation of payments made by the Company to tax authorities for employee tax withholding obligations related to share-based compensation.
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
Significant judgment is required in determining income tax provisions and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. Interest accrued with respect to unrecognized tax benefits and income tax related penalties are both included in taxes on income from continuing operations. The Company periodically assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to an adjustment become known.
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
Contingent consideration related to business acquisitions: In connection with business acquisitions, the Company may be required to pay future consideration that is contingent upon the achievement of specified objectives such as receipt of regulatory approval, commercialization of a product, achievement of sales targets, or the passage of time (collectively, "milestone payments"). As of the acquisition date, the Company records a contingent liability representing the estimated fair value of the contingent consideration that it expects to pay. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until the contingent consideration obligation either is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to the failure to achieve the specified objectives. The change in the fair value is recorded in the consolidated statement of income (loss). A contingent payment is classified as a financing activity in the consolidated statement of cash flows to the extent it was recorded as a liability as of the acquisition date. Any additional amount paid in excess of the amount initially accrued is classified as an operating activity in the consolidated statement of cash flows.
Revenue recognition: The Company recognizes revenues from product sales, including sales to distributors, or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. This generally occurs when products are shipped, when services are rendered or upon customers’ acceptance. Revenues are net of estimated returns and other allowances including rebates.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s normal policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. However, in the limited cases where an arrangement provides a right of return to the customer, including a distributor, the Company believes it has the ability to reasonably estimate the amount of returns based on its substantial historical experience with respect to these arrangements. The Company accrues any costs or losses that may be expected in connection with any returns in accordance with FASB Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” Revenues and cost of goods sold are reduced to reflect estimated returns. The reserve for returns and allowances was $4.1 million and $3.3 million as of December 31, 2014 and 2013, respectively.
Allowances related to customer incentive programs, which include discounts or rebates, are estimated and provided for in the period that the related sales are recorded. These allowances are recorded as a reduction of revenue. The Company also offers rebates to certain distributors and records the estimated rebate as a reduction of revenue at the time of sale. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers and other relevant information. The Company adjusts estimated rebates based on actual experience and records the adjustment as a reduction of sales in the period of adjustment.  The estimated reserve for the customer incentive programs, including distributor rebates, was $10.4 million and $7.8 million at December 31, 2014 and 2013, respectively. The Company expects the estimated rebates as of December 31, 2014 to be paid within 90 days subsequent to year-end.

Note 2 — New accounting standards
Recently issued not yet effective
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

Note 3 — Acquisitions
The Company made the following acquisitions during 2014, which were accounted for as business combinations:

•	On February 3, 2014, the Company acquired Mayo Healthcare Pty Limited, ("Mayo Healthcare"), a distributor of medical devices and supplies primarily in the Australian market.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
On December 2, 2014, the Company acquired the assets of Mini-Lap Technologies, Inc. ("Mini-Lap"), a developer of micro-laparoscopic instrumentation, which complements the Company's surgical product portfolio.

The aggregate total fair value of consideration for the 2014 acquisitions is estimated at $66.3 million, which included initial payments of $46.3 million in cash and $20.5 million in estimated fair value of contingent consideration (see Note 10 for additional information), partially offset by $0.5 million in favorable working capital adjustments. Transaction expenses associated with the acquisitions, which are included in selling, general and administrative expenses in the consolidated statements of income (loss) were $0.5 million for the twelve months ended December 31, 2014. For the twelve month period ended December 31, 2014, the Company recorded revenue and operating profit of $27.2 million and $3.6 million, respectively, related to the businesses acquired in 2014. The results of operations and assets of the acquired businesses are included in the consolidated statements of income (loss) from their respective acquisition dates. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.
The following table presents the preliminary fair value determination of the assets acquired and liabilities assumed in the acquisitions that occurred during 2014:

(Dollars in thousands)
Assets
Current assets	$10,512
Property, plant and equipment	344
Intangible assets:
Intellectual property	37,000
Trade name	300
Customer list	9,335
Goodwill	16,392
Total assets acquired	73,883
Less:
Current liabilities	4,769
Deferred tax liabilities	2,800
Liabilities assumed	7,569
Net assets acquired	$66,314

The Company is continuing to evaluate the 2014 acquisitions. Further adjustments may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed, primarily related to deferred tax assets and liabilities and goodwill.
Among the acquired assets, intellectual property and the trade name have useful lives of 15 years and the customer list has a useful life of 10 years. The goodwill resulting from the acquisitions primarily reflects the synergies expected to be realized from the integration of the acquired business. Goodwill and the step-up in basis of the intangible assets in connection with stock acquisitions are not deductible for tax purposes.
The Company made the following acquisitions during 2013, which were accounted for as business combinations:

•
On December 2, 2013, the Company acquired Vidacare Corporation, a provider of intraosseous, or inside the bone, access devices. This acquisition complements the Company's vascular access and specialty product portfolios.

•
On June 11, 2013, the Company acquired the assets of Ultimate Medical Pty. Ltd. and its affiliates (“Ultimate”), a supplier of airway management devices with a related portfolio of patented products. This acquisition complements the Company's anesthesia product portfolio.

•
On June 6, 2013, the Company acquired Eon Surgical, Ltd. (“Eon”), a developer of a minimally invasive microlaparoscopy surgical platform technology designed to enhance a surgeon’s ability to perform scarless surgery while producing better patient outcomes. This technology complements the Company's surgical product portfolio.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of consideration for the 2013 acquisitions was estimated at $307.0 million. The results of operations of the acquired businesses and assets are included in the consolidated statements of income (loss) from their respective acquisition dates. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.
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
The Company estimates that it will incur aggregate pre-tax charges in connection with the 2014 Manufacturing Footprint Realignment Plan of approximately $37 million to $44 million, of which an estimated $26 million to $31 million are expected to result in future cash outlays. Most of these charges are expected to be incurred prior to the end of 2016.
The following table provides a summary of the Company’s current cost estimates by major type of expense associated with the 2014 Manufacturing Footprint Realignment Plan:

Type of expense	Total estimated amount expected to be incurred

Termination benefits	$11 million to $13 million
Facility closure and other exit costs (1)	$2 million to $3 million
Accelerated depreciation charges	$10 million to $11 million
Other (2)	$14 million to $17 million
$37 million to $44 million

(1)	Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.

(2)	Consists of other costs directly related to the Plan, including project management, legal and regulatory costs.

     For the twelve months ended December 31, 2014, the Company recorded expenses of $14.2 million related to the 2014 Manufacturing Footprint Realignment Plan. Of this amount, $9.3 million related to termination benefits and was included in restructuring expense and $4.9 million related to accelerated depreciation and certain other costs resulting from the plan and was included in cost of goods sold. As of December 31, 2014, the Company had a restructuring reserve of $9.1 million in connection with this plan, all of which relates to termination benefits.
As the 2014 Manufacturing Footprint Realignment Plan progresses, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with generally accepted accounting principles.
2014 European Restructuring Plan
On February 27, 2014, the Company committed to a restructuring plan (the “2014 European Restructuring Plan”), which impacts certain administrative functions in Europe and involves the consolidation of operations and a related reduction in workforce at certain of the Company’s European facilities.
The Company recorded charges of $7.8 million for the twelve months ended December 31, 2014 related to this program, primarily pertaining to termination benefits. The Company expects future restructuring expenses associated with the 2014 European Restructuring Plan, if any, to be nominal. As of December 31, 2014, the Company had a reserve of $0.4 million in connection with the 2014 European Restructuring Plan.  The Company expects to complete this plan in 2015.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other 2014 Restructuring Programs
In June 2014, the Company initiated programs to consolidate locations in Australia and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company expects to incur an aggregate of approximately $4 million in restructuring and other impairment charges over the term of these programs, of which $3.6 million has been incurred through December 31, 2014. These programs include costs related to termination benefits, contract termination costs and other exit costs. As of December 31, 2014, the Company has a reserve of $0.9 million in connection with these programs. The Company expects to complete the programs in 2015.
2013 Restructuring Charges
In 2013, the Company initiated restructuring programs to consolidate administrative and manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company estimates that it will incur an aggregate of approximately $11 to $12 million in restructuring and other impairment charges over the term of these programs, of which $11.0 million was incurred through December 31, 2014. These programs entail costs related to termination benefits, contract termination costs and post-closing obligations associated with acquired businesses. As of December 31, 2014, the Company had a reserve of $0.9 million in connection with these projects. The Company expects to complete the programs in 2015.
LMA Restructuring Program
In connection with the acquisition of substantially all of the assets of LMA International N.V. (the “LMA business”) in 2012, the Company commenced a program (the "LMA Restructuring Program") related to the integration of the LMA business and the Company’s other businesses. The program focuses on the closure of the LMA business's corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia.
A reconciliation of the changes in accrued liabilities associated with the LMA Restructuring Program from December 31, 2012 through December 31, 2014 is set forth in the following table:

	Termination benefits	Facility Closure Costs	Contract Termination Costs	Other Restructuring Costs	Total
	(Dollars in thousands)
Balance at December 31, 2012	$1,744	$—	$277	$12	$2,033
Subsequent accruals	3,282	788	7,906	176	12,152
Cash payments	(4,461)	(362)	(4,560)	(164)	(9,547)
Foreign currency translation	(13)	1	63	(8)	43
Balance at December 31, 2013	552	427	3,686	16	4,681
Subsequent accruals (reversals)	(29)	(112)	(3,188)	—	(3,329)
Cash payments	(503)	(317)	(260)	(4)	(1,084)
Foreign currency translation	(20)	2	(26)	—	(44)
Balance at December 31, 2014	$—	$—	$212	$12	$224
During the twelve months ended December 31, 2014, the Company reversed $3.2 million in contract termination costs due to the favorable settlement of a terminated distributor agreement.
As of December 31, 2014, the Company incurred net aggregate restructuring and other impairment charges over the term of this program of $11.4 million. The Company expects future restructuring expenses associated with this program, if any, to be nominal. The Company expects to complete the program in 2015.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012 Restructuring Charges
In 2012, the Company initiated a program to improve the effectiveness of its supply chain by consolidating its three North American warehouses into one centralized warehouse and to lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities, and workforce reductions. The Company has incurred an aggregate of approximately $6.3 million over the term of this program. The Company expects future restructuring expenses associated with this program, if any, to be nominal. As of December 31, 2014, the Company had a reserve of $0.6 million in connection with the program. The Company expects to complete this program in 2015.
2011 Restructuring Program
In 2011, the Company initiated a restructuring program at three facilities to consolidate operations and reduce costs. In connection with this program, the Company recorded contract termination costs of approximately $2.6 million associated with a lease termination, as the Company had vacated 50% of the premises during 2011. In addition, the Company recorded approximately $0.4 million for employee termination benefits in connection with workforce consolidations. In 2013, the Company recorded an additional $0.8 million in contract termination costs and has completely exited the leased facility. This program was completed in 2013.
2007 Arrow Integration Program
In connection with the Company’s acquisition of Arrow International, Inc. (“Arrow”) in 2007, the Company implemented a program in 2007 to integrate Arrow’s businesses into the Company’s other businesses. The aspects of this program that affected legacy Teleflex employees and facilities were charged to earnings and classified as restructuring and other impairment charges. A net credit of $1.9 million with respect to the program was recorded during the year ended December 31, 2012, primarily due to a settlement of a dispute involving the termination of a European distributor agreement that was established in connection with the Company's acquisition of Arrow. This program was completed in 2013.
Impairment Charges
The Company incurred the following asset impairment charges during the twelve months ended December 31, 2013. These asset impairments were measured at fair value using significant unobservable inputs that are categorized as Level 3 under the fair value hierarchy, which is described in Note 10 to the consolidated financial statements.

•	During the fourth quarter 2013, the Company recorded a $2.9 million IPR&D charge following its decision to abandon a research and development project associated with the Company’s vascular business.

•	During the third quarter 2013, the Company recorded $3.5 million in impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value.

•
During the first quarter 2013, the Company recorded a $4.5 million IPR&D charge pertaining to a research and development project associated with the Company's acquisition of substantially all of the assets of Axiom Technology Partners LLC because technological feasibility had not yet been achieved and the Company determined that the subject technology had no future alternative use.

There were no impairment charges recorded for the twelve months ended December 31, 2014 or 2012.

The restructuring and other impairment charges recognized for the twelve months ended December 31, 2014, 2013 and 2012 consisted of the following:

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint realignment plan	$9,200	$—	$—	$60	$9,260
2014 European restructuring plan	7,237	1	345	225	7,808
Other 2014 restructuring programs	552	—	2,754	244	3,550
2013 Restructuring programs	562	—	249	22	833
LMA restructuring program	(29)	(112)	(3,188)	—	(3,329)
2012 Restructuring program	(619)	354	—	—	(265)
2011 Restructuring program	—	12	—	—	12
Total restructuring and other impairment charges	$16,903	$255	$160	$551	$17,869

	2013
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2013 Restructuring programs	4,787	—	3,326	2,117	10,230
LMA restructuring program	3,282	788	7,906	176	12,152
2012 Restructuring program	2,993	935	296	5	4,229
2011 Restructuring	—	42	728	—	770
2007 Arrow integration program	—	230	—	—	230
	11,062	1,995	12,256	2,298	27,611
Impairment charges	—	—	—	10,841	10,841
Total restructuring and other impairment charges	$11,062	$1,995	$12,256	$13,139	$38,452

	2012
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
LMA restructuring program	$2,229	$—	$274	$12	2,515
2012 Restructuring program	1,681	—	758	20	2,459
2007 Arrow integration program	20	230	(2,166)	(21)	(1,937)
Total restructuring and other impairment charges	$3,930	$230	$(1,134)	$11	$3,037

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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and other impairment charges by reportable segment for the twelve months ended December 31, 2014, 2013, and 2012 are set forth in the following table:

	2014	2013	2012
	(Dollars in thousands)
Restructuring and other impairment charges
Vascular North America	$7,069	$5,348	$(1,120)
Anesthesia/Respiratory North America	1,379	3,207	983
Surgical North America	—	6,525	278
EMEA	6,375	16,122	1,995
Asia	1,305	603	442
OEM	—	588	83
All other	1,741	6,059	376
Total restructuring and other impairment charges	$17,869	$38,452	$3,037

Note 5 — Inventories
Inventories at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(Dollars in thousands)
Raw materials	$68,191	$70,209
Work-in-process	58,526	53,672
Finished goods	242,750	242,113
	369,467	365,994
Less: Inventory reserves	(33,874)	(32,373)
Inventories, net	$335,593	$333,621

Note 6 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2014 and 2013 are as follows:

	2014	2013
	(Dollars in thousands)
Land, buildings and leasehold improvements	$194,923	$199,741
Machinery and equipment	320,999	322,060
Computer equipment and software	107,743	102,527
Construction in progress	51,834	55,092
	675,499	679,420
Less: Accumulated depreciation	(358,064)	(353,520)
Property, plant and equipment, net	$317,435	$325,900

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reporting segment, for the twelve months ended December 31, 2014 and 2013 are as follows:

	Vascular North America	Anesthesia/Respiratory North America	Surgical North America	EMEA	Asia	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2013
Goodwill	$459,696	$167,195	$250,506	$373,417	$136,946	$298,571	$1,686,331
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	240,169	60,122	250,506	373,417	136,946	293,043	1,354,203
Goodwill related to acquisitions	—	—	406		15,986	—	$16,392
Translation adjustment	—	(681)	—	(34,388)	(8,220)	(3,753)	(47,042)
Balance as of December 31, 2014
Goodwill	459,696	166,514	250,912	339,029	144,712	294,818	1,655,681
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	$240,169	$59,441	$250,912	$339,029	$144,712	$289,290	$1,323,553

	Vascular North America	Anesthesia/Respiratory North America	Surgical North America	EMEA	Asia	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2012
Goodwill	$407,090	$167,942	$245,794	$353,282	$139,469	$257,003	1,570,580
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	187,563	60,869	245,794	353,282	139,469	251,475	1,238,452
Goodwill related to acquisitions	52,606	—	4,712	17,922	6,394	41,650	123,284
Translation adjustment	—	(747)	—	2,213	(8,917)	(82)	(7,533)
Balance as of December 31, 2013
Goodwill	459,696	167,195	250,506	373,417	136,946	298,571	1,686,331
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	$240,169	$60,122	$250,506	$373,417	$136,946	$293,043	$1,354,203
Intangible assets at December 31, 2014 and 2013 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2014	2013	2014	2013
	(Dollars in thousands)
Customer lists	$624,574	$628,020	$(192,876)	$(168,223)
In-process research and development	68,694	68,786	—	—
Intellectual property	467,068	435,869	(146,131)	(118,086)
Distribution rights	16,101	16,797	(14,243)	(14,592)
Trade names	396,269	407,879	(2,764)	(1,148)
Noncompete agreements	337	337	(309)	(42)
	$1,573,043	$1,557,688	$(356,323)	$(302,091)

As of December 31, 2014, trade names of $359.3 million and all of the IPR&D are considered indefinite lived. Acquired in-process research and development is indefinite-lived until the completion of the associated efforts, at which point amortization of the carrying value of the technology will commence.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2012, the Company acquired Semprus BioSciences, a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications. As previously disclosed, the Company experienced difficulties with respect to the development of the Semprus technology and was devoting further research and testing towards attempting to resolve the issue. As a result of these efforts, the Company believes it has resolved the issue and is focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of this technology. Despite this progress, significant challenges to commercialization of the Semprus technology remain, and the Company ultimately may find it necessary to recognize future impairment charges with respect to the related assets, which could be material. As of December 31, 2014, the Company has recorded IPR&D intangible assets of approximately $41.0 million related to this investment which are recorded in intangible assets, net.

Amortization expense related to intangible assets was $60.9 million, $50.6 million, and $44.3 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)
2015	$55,750
2016	55,400
2017	54,950
2018	54,700
2019	54,500

Note 8 — Borrowings
The Company's debt obligations at December 31, 2014 and 2013 are set forth in the following table:

	2014	2013
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.92% at December 31, 2014 and 2013, due July 16, 2018	$200,000	$680,000
3.875% Convertible Senior Subordinated Notes due 2017	399,898	400,000
6.875% Senior Subordinated Notes due 2019	250,000	250,000
5.25% Senior Notes due 2024	250,000	—
Securitization program, at a rate of 0.92% at December 31, 2014 and 2013	4,700	4,700
	1,104,598	1,334,700
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(36,197)	(48,413)
	1,068,401	1,286,287
Current borrowings	(368,401)	(356,287)
Long-term borrowings	$700,000	$930,000

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility
On July 16, 2013, the Company replaced its $775 million senior credit facility comprised of a $375 million term loan and a $400 million revolving credit facility with a new $850 million senior credit facility consisting solely of a revolving credit facility. In connection with this transaction, the Company incurred transaction fees of $6.4 million, which were recorded as a deferred asset and are being amortized over the term of the facility. Additionally, during the third quarter 2013, in connection with the early repayment of its $375 million term loan, the Company recognized expense of approximately $1.3 million resulting from the write-off of unamortized debt issuance costs. The Company borrowed $382.0 million at the inception of the new $850 million senior credit facility and an additional $298.0 million under the senior credit facility to fund the purchase of the Vidacare business. In 2014, the Company used $245 million of the proceeds from the issuance of the 5.25% Senior Notes due 2024 (the “2024 Notes”) to repay borrowings under its revolving credit facility. See Note 3 to the consolidated financial statements.
The new $850 million senior credit facility bears interest at an applicable rate elected by the Company generally equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.25% to 1.00%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.25% to 2.00%. As of December 31, 2014, the interest rate on the $850 million senior credit facility was 1.92% (comprised of the LIBOR rate of 0.17% plus a margin of 1.75%). The obligations under the senior credit facility are guaranteed (subject to certain exceptions) by substantially all of the material domestic subsidiaries of the Company and (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by the Company and each guarantor.

As of December 31, 2014, the Company had outstanding irrevocable standby letters of credit of approximately $6.0 million with various third parties. The letters of credit, which expire in 2015, reduce the amount of available funds under our revolving credit facility by an equal amount.
Convertible Notes
On August 9, 2010, the Company issued $400.0 million of its 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”). The Company pays interest on the Convertible Notes semi-annually on February 1 and August 1 of each year at a rate of 3.875% per year. The Convertible Notes mature on August 1, 2017. The Convertible Notes are the Company’s unsecured senior subordinated obligations and are (i) not guaranteed by any of the Company’s subsidiaries; (ii) subordinated in right of payment to all of the Company’s existing and future senior indebtedness; and (iii) junior to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The Convertible Notes are convertible at the option of the holder upon the occurrence of any of the following circumstances (i) during any fiscal quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price on each applicable trading day; or (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each trading day during the measurement period; or (iii) upon the occurrence of specified corporate events; or (iv) at any time on or after May 1, 2017 up to and including July 28, 2017. The Convertible Notes are convertible at a conversion rate of 16.3084 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $61.32. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company’s conversion obligation may be satisfied, at the Company’s option, in shares of common stock, cash or a combination of cash and shares of common stock. The Company has elected a net-settlement method to satisfy its conversion obligation. Under the net-settlement method, the Company will settle the $1,000 principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the fourth quarter 2013, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of December 31, 2014 and 2013. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase.  Consequently, it is possible that the Convertible Notes may not be convertible in one or more future quarters, in which case the Convertible Notes would again be classified as long-term debt, unless one of the other conversion contingencies described above were to be satisfied. While the Company believes it has sufficient liquidity to repay the principal amount due through a combination of utilizing its existing cash on hand and accessing its credit facility, the Company's use of these funds could adversely affect its results of operations and liquidity.
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
The Company allocated the proceeds of the Convertible Notes between the liability and equity components of the debt. The initial $316.3 million liability component was determined based on the fair value of a similar debt instrument excluding the conversion feature. The initial $83.7 million ($53.3 million net of tax) equity component represented the difference between the fair value or carrying value of $316.3 million of the debt and the $400.0 million of proceeds. The related debt discount of $83.7 million is being amortized under the interest method over the remaining life of the Convertible Notes, which, at December 31, 2014, is approximately 2.6 years. An effective interest rate of 7.814% was used to calculate the debt discount on the Convertible Notes. The following table provides interest expense amounts related to the Convertible Notes for the periods presented:

(in millions)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Interest cost related to contractual interest coupon	$15.5	$15.5	$15.5
Interest cost related to amortization of the discount	$12.2	$11.3	$10.5
The following table provides the carrying value of the Convertible Notes as of December 31, 2014 and 2013:

(in millions)	December 31, 2014	December 31, 2013
Principal amount of the Convertible Notes	$399.9	$400.0
Unamortized discount	(36.2)	(48.4)
Net carrying amount	$363.7	$351.6

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.875% Senior Subordinated Notes
On June 13, 2011, the Company issued $250.0 million of 6.875% Senior Subordinated Notes due 2019 (the “2019 Notes”). The Company pays interest on the 2019 Notes semi-annually on June 1 and December 1. The 2019 Notes will mature on June 1, 2019, unless earlier redeemed by the Company at its option, as described below, or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the indenture relating to the 2019 Notes).
The 2019 Notes constitute the Company’s general unsecured senior subordinated obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including the Company’s indebtedness under its senior credit facilities, and are equal in right of payment with all of the Company’s existing and future senior subordinated indebtedness, including the Company’s Convertible Notes. The obligations under the 2019 Notes are guaranteed, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is a guarantor or other obligor under the Company’s senior credit facilities and by certain of the Company’s other domestic subsidiaries. The guarantees are full and unconditional, subject to certain customary automatic release provisions. The guarantees of the 2019 Notes are subordinated in right of payment to all of the existing and future senior indebtedness of such Guarantors and are equal in right of payment with all of the future senior subordinated indebtedness of such Guarantors. The 2019 Notes and the guarantees are junior to the existing and future secured indebtedness of the Company and the Guarantors to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.
At any time on or after June 1, 2015, the Company may redeem some or all of the 2019 Notes at a redemption price of 103.438% of the principal amount of the 2019 Notes subject to redemption, declining, in annual increments of 1.719%%, to 100% of the principal amount on June 1, 2017, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2015, the Company may, on one or more occasions, redeem some or all of the 2019 Notes at a redemption price equal to 100% of the principal amount of the 2019 Notes redeemed plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (i) 1.0% of the principal amount of the 2019 Notes subject to redemption or (ii) the excess, if any, over the principal amount of the 2019 Notes of the present value, on the redemption date, of the sum of (a) the June 1, 2015 optional redemption price, plus (b) all required interest payments on the 2019 Notes through June 1, 2015 (other than accrued and unpaid interest to the redemption date), calculated based on a specified Treasury rate for the period most closely corresponding to the period from the redemption date to June 1, 2015, plus 50 basis points.
The 2019 Notes contain covenants that, among other things, limit or restrict the Company’s ability, and the ability of its subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, and pay dividends on, repurchase or make distributions in respect of capital stock.
5.25% Senior Notes

On May 21, 2014, the Company issued $250 million of its 2024 Notes. The Company pays interest on the 2024 Notes semi-annually on June 15 and December 15, at a rate of 5.25% per year. The 2024 Notes will mature on June 15, 2024, unless earlier redeemed by the Company at its option, as described below, or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the indenture related to the 2024 Notes). The Company incurred transaction fees of approximately $4.5 million, including underwriters’ discounts and commissions, in connection with the offering of the 2024 Notes, which were recorded as a deferred asset and are being amortized over the term of the 2024 Notes. As previously mentioned, the Company used $245.0 million of the proceeds to repay borrowings under its revolving credit facility.
The Company's obligations under the 2024 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Company’s revolving credit facility and by certain of the Company’s other 100% owned domestic subsidiaries. The guarantees are subject to certain customary automatic release provisions.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The indenture relating to the 2024 Notes contains covenants that, among other things, limit or restrict the Company’s ability, and the ability of its subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, and pay dividends on, repurchase or make distributions in respect of capital stock.
Securitization Program
The Company has an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to $50.0 million. As of December 31, 2014, the maximum amount available for borrowing under this facility was $45.3 million. This facility is utilized from time to time for increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2014 and 2013, the Company had $4.7 million of outstanding borrowings under its accounts receivable securitization facility.
Fair Value of Long-Term Debt
The carrying amount of long-term debt reported in the consolidated balance sheet as of December 31, 2014 is $1,068.4 million. The Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile to determine the fair value of its debt. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt by fair value hierarchy level (see Note 10 to the consolidated financial statements for further information) as of December 31, 2014 and 2013:

	Fair value of debt
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Level 1	$1,024,806	$899,390
Level 2	455,222	648,712
Total	$1,480,028	$1,548,102

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities
As of December 31, 2014, the aggregate amounts of long-term debt, demand loans and debt under the Company’s securitization program that will mature during each of the next four fiscal years and thereafter were as follows:

(Dollars in thousands)
2015(1)	$404,598
2016	—
2017	—
2018	200,000
2019 and thereafter	500,000

(1)
The Convertible Notes are included in amounts that will mature in 2015 because, at December 31, 2014, they were convertible in accordance with their terms, which are described in more detail above in this section under “Convertible Notes.”

Note 9 — Financial instruments
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income and thereafter is recognized in the consolidated statement of income (loss) in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the consolidated statement of income (loss) in the period in which such gains and losses occur. As of December 31, 2014 and 2013, the Company had no open foreign currency forward contracts.
The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (“OCI”) for the years ended December 31, 2014, 2013 and 2012:

	After Tax Gain/(Loss) Recognized in OCI
	2014	2013	2012
	(Dollars in thousands)
Interest rate swap	$—	$—	$7,032
Foreign currency exchange contracts	—	381	(156)
Total	$—	$381	$6,876
See Note 11 to the consolidated financial statements for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to expense (income), net of tax.
For the years ended December 31, 2014, 2013 and 2012, there was no ineffectiveness related to the Company’s derivatives.
During 2012, the Company entered into forward exchange contracts for Singapore dollars and U.S. dollars in anticipation of its acquisition of the LMA business. In accordance with applicable accounting guidance, a forecasted transaction is not eligible for hedge accounting if the forecasted transaction involves a business combination. Therefore, gains and losses relating to this arrangement were recognized as incurred. The Company realized a pre-tax loss of $7.6 million upon settlement of the forward exchange contracts in 2012.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2011, the Company terminated its interest rate swap covering a notional amount of $350 million designated as a hedge against the variability of the cash flows in the interest payments under the Company's previously outstanding term loan. During 2012, all remaining losses associated with this interest rate swap were reclassified from AOCI to the consolidated statement of income.
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
In the ordinary course of business, the Company grants non-interest bearing trade credit to customers on normal credit terms. In an effort to reduce its credit risk, the Company (i) establishes credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of its customers’ financial condition, (iii) monitors the payment history and aging of its customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.
An allowance for doubtful accounts is maintained for accounts receivable based on the Company’s historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts was $8.8 million and $10.7 million at December 31, 2014 and 2013, respectively. The current portion of the allowance for doubtful accounts at December 31, 2014 and 2013 of $2.4 million and $5.2 million, respectively, is presented as part of accounts receivable, net. The allowance for doubtful accounts on receivables outstanding for greater than one year at December 31, 2014 and 2013 of $6.4 million and $5.5 million, respectively, is presented as part of other assets.
In light of the disruptions in global economic markets, the Company instituted enhanced measures, within countries for which the Company has collectability concerns, to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts. Such measures included, among others, monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer issues. In addition, with respect to certain of the Company’s non-government customers, the Company instituted measures designed to reduce its risk exposures, including issuing dunning letters, reducing credit limits, requiring that payments accompany orders and instituting legal action with respect to delinquent accounts. With respect to government customers, the Company evaluates receivables for potential collection risks associated with any limitations on the availability of government funding and reimbursement practices.
Certain of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided, resulting in potential collectability concerns regarding the Company's accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal. If the financial condition of these customers or the healthcare systems in these countries deteriorate to the extent that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods. The aggregate net current and long-term accounts receivable for customers in Spain, Italy, Greece and Portugal and the percentage of the Company’s total net current and long-term accounts receivable represented by the net current and long-term accounts receivables for customers in those countries at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $8.1 million and $7.9 million in 2014 and 2013, respectively) in Spain, Italy, Greece and Portugal (1)	$76,190	$97,852
Percentage of total net current and long-term accounts receivables	27.3%	31.0%
(1)    The long-term portion of accounts receivable, net from customers in Spain, Italy, Greece and Portugal at December 31, 2014 and 2013 was $11.3 million and $17.6 million, respectively, and is reported in other assets.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2014, 2013 and 2012, net revenues from customers in Spain, Italy, Greece and Portugal were $150.5 million, $142.6 million and $132.5 million, respectively.

Note 10 — Fair value measurement
Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The FASB's fair value guidance establishes a three-level hierarchy of the inputs (i.e., assumptions that market participants would use in pricing an asset or liability) used to measure fair value, which is designed to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The levels within the hierarchy are as follows:
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
Level 3 inputs — unobservable inputs for the asset or liability. Unobservable inputs may be used to measure fair value only when observable inputs are not available. Unobservable inputs reflect the Company’s views about the assumptions market participants would use in pricing the asset or liability in achieving the fair value measurement objective of an exit price perspective. An exit price is the price that would be received to sell an asset or paid to transfer a liability.
The following tables provide information regarding the financial assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2014 and 2013:

	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,863	$6,863	$—	$—
Contingent consideration liabilities	33,433	—	—	33,433

	Total carrying value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,150	$6,150	$—	$—
Contingent consideration liabilities	20,313	—	—	20,313
There were no transfers of financial assets or liabilities carried at fair value among Level 1, Level 2 or Level 3 inputs within the valuation hierarchy during the twelve months ended December 31, 2014 or 2013.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding changes in financial liabilities, the fair value of which is based on Level 3 inputs, related to contingent consideration in connection with various Company acquisitions, including those described in Note 3 to the consolidated financial statements, during the twelve months ended December 31, 2014 and 2013:

	Contingent consideration
	2014	2013
	(Dollars in thousands)
Beginning balance – January 1	$20,313	$51,196
Initial estimate upon acquisition	20,538	—
Payment	—	(18,880)
Revaluations	(7,418)	(11,982)
Translation adjustment	—	(21)
Ending balance – December 31	$33,433	$20,313
The Company reduced contingent consideration liabilities and selling, general and administrative expense by $8.2 million and $12.3 million for the years ended December 31, 2014 and 2013, respectively. These reductions were the result of changes in the estimated probability that specified objectives on which the contingent consideration is conditioned will be achieved.
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
The Company’s financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company uses foreign currency forward contracts to manage currency transaction exposure. The fair value of the foreign currency forward contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. The Company has taken into account the creditworthiness of the counterparties in measuring fair value. As of December 31, 2014 and 2013, there are no open forward contracts. See Note 9 to the consolidated financial statements for additional information.
The Company’s financial liabilities valued based upon Level 3 inputs are contingent consideration arrangements pertaining to the Company’s acquisitions. The Company estimates that contingent consideration payments will occur in 2015 and extend until 2029. As of December 31, 2014, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $15.0 million and $83.0 million. The Company determines the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market, which therefore constitute Level 3 inputs within the valuation hierarchy. The fair value of the contingent consideration liability associated with possible future payments of contingent consideration is based on several factors including:

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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding the valuation techniques and inputs used in determining the fair value of the contingent consideration liabilities measured by Level 3 inputs:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	2.3% - 10% (7.0%)
		Probability of payment	0% - 100% (52.6%)
As of December 31, 2014, the Company recorded $33.4 million of total liabilities for contingent consideration, of which $11.3 million and $22.1 million were recorded as the current portion of contingent consideration and Other liabilities, respectively, in the consolidated balance sheet.

Note 11 — Shareholders' equity
The authorized capital of the Company is comprised of 200 million common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last four years.
In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreement) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through December 31, 2014, no shares have been purchased under this Board authorization.
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2014	2013	2012
	(Shares in thousands)
Basic	41,366	41,105	40,859
Dilutive effect of share based awards	450	410	—
Dilutive effect of 3.875% Convertible Notes and warrants	4,654	2,178	—
Diluted	46,470	43,693	40,859
Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 6.3 million, 7.7 million and 9.0 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes, or $61.32 per share, the impact of conversion would be dilutive and the dilutive effect of conversion of the Convertibles Notes is reflected in diluted earnings per share. As previously noted in Note 8, the Company has elected the net settlement method of accounting for these conversions and as a result, in these periods, under the treasury stock method, the Company calculates the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, because the Company separately analyzes the impact of the convertible note hedge and the impact of the warrant agreements on diluted weighted average shares outstanding, the effect of the convertible note hedges are disregarded because their impact would be anti-dilutive. The reductions in diluted shares that would result from the convertible note hedges are 2.7 million, 1.6 million, and 0.3 million for the twelve month periods ended December 31, 2014, 2013 and 2012, respectively. The treasury stock method is applied when the warrants are in-the-money, assuming the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The strike price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 1.9 million and 0.6 million for the twelve month periods ended December 31, 2014 and 2013, respectively. The warrants had no dilutive impact for the twelve month period ended December 31, 2012. For additional information regarding the convertible notes and convertible note hedge and warrant agreements, see Note 8 to the consolidated financial statements.
The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the twelve months ended December 31, 2014 and 2013:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2012	$(381)	$(127,257)	$(4,410)	$(132,048)
Other comprehensive income (loss) before reclassifications	(549)	25,464	(9,408)	15,507
Amounts reclassified from accumulated other comprehensive income (loss)	930	4,756	—	5,686
Net current-period other comprehensive income (loss)	381	30,220	(9,408)	21,193
Balance at December 31, 2013	—	(97,037)	(13,818)	(110,855)
Other comprehensive income (loss) before reclassifications	594	(47,536)	(105,333)	(152,275)
Amounts reclassified from accumulated other comprehensive income (loss)	(594)	2,829	—	2,235
Net current-period other comprehensive loss	—	(44,707)	(105,333)	(150,040)
Balance at December 31, 2014	$—	$(141,744)	$(119,151)	$(260,895)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information relating to the reclassifications of losses/(gain) in accumulated other comprehensive income into expense/(income), net of tax, for the twelve months ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Gains and losses on foreign exchange contracts:
Cost of goods sold	(705)	884
Total before tax	(705)	884
Taxes	111	46
Net of tax	$(594)	$930
Amortization of pension and other postretirement benefits items (1):
Actuarial losses	$4,385	$7,211
Prior-service costs	(21)	(21)
Transition obligation	—	5
Total before tax	4,364	7,195
Tax benefit	(1,535)	(2,439)
Net of tax	$2,829	$4,756
Total reclassifications, net of tax	$2,235	$5,686

(1)
These accumulated other comprehensive income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 14 to the consolidated financial statements  for additional information).

Note 12 — Stock compensation plans

In May of 2014, the shareholders of the Company approved the Teleflex Incorporated 2014 Stock Incentive Plan (the "2014 Plan") which replaced the Company's 2008 Stock Incentive Plan and 2000 Stock Compensation Plan (the "Prior Plans"), under which stock options and restricted stock awards previously were granted. The 2014 Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards and other stock-based awards to directors, officers and key employees. Under the 2014 Plan, the Company is authorized to issue up to 5.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the 2014 Plan that, among other things, (i) count shares underlying a stock option or stock appreciation right (each, an "option award") as one share and each share underlying any other type of award (a "stock award") as 1.8 shares, (ii) increases the shares the Company is authorized to issue by one or 1.8 shares for each share underlying an option award or stock award, respectively, under the Prior Plans that have been cancelled, expired, settled in cash or forfeited after December 31, 2013 and (iii) decrease the number of shares the Company is authorized to issue by one share and 1.8 shares for each share underlying an option award or stock award, respectively, granted under the Prior Plans between January 1, 2014 and the May 2, 2014 adoption of the 2014 Plan by the Company's stockholders. Options granted under the 2014 Plan have an exercise price equal to the closing price of the Company's common stock on the date of the grant. In 2014, the Company granted incentive and non-qualified options to purchase 343,580 shares of common stock and granted restricted stock units representing 116,258 shares of common stock under the 2014 Plan. The unrecognized compensation expense for these awards as of the grant date was $17.6 million, which will be recognized over the vesting period of the awards. As of December 31, 2014, 4,903,018 shares were available for future grants under the 2014 Plan.
Share-based compensation expense for 2014, 2013 and 2012 was $12.2 million, $11.9 million and $8.6 million, respectively, and is included in selling, general and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2014, 2013 and 2012 was $3.3 million, $3.8 million and $2.7 million, respectively. The higher share-based compensation expense in 2014 and 2013 is primarily due to the increase in the market price of the Company’s common stock.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted in 2014, 2013 and 2012 was estimated at the date of grant using a multiple point Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2014	2013	2012
Risk-free interest rate	1.45%	0.75%	0.81%
Expected life of option	4.89 years	4.87 years	4.85 years
Expected dividend yield	1.34%	1.73%	2.28%
Expected volatility	21.44%	24.65%	28.46%
The fair value for non-vested equity awards granted in 2014, 2013 and 2012 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2014	2013	2012
Risk-free interest rate	0.65%	0.36%	0.37%
Expected dividend yield	1.34%	1.71%	2.24%
The Company applied a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding.
The following table summarizes the option activity during 2014:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	1,279,480	$65.05
Granted	343,580	101.45
Exercised	(362,719)	60.86
Forfeited or expired	(26,669)	87.37
Outstanding, end of the year	1,233,672	75.93	7.3	$47,974
Exercisable, end of the year	647,425	$64.82	6.1	$32,373
The weighted average grant date fair value for options granted during 2014, 2013 and 2012 was $18.01, $14.30 and $11.78, respectively. The total intrinsic value of options exercised was $15.4 million, $4.1 million and $2.7 million during 2014, 2013 and 2012, respectively. As of December 31, 2014, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $5.4 million, which is expected to be recognized over a weighted-average period of 1.8 years. New shares of the Company’s common stock are issued upon exercises of options.
The Company recorded $4.6 million of expense related to the portion of the shares underlying options that vested during 2014, which is included in selling, general and administrative expenses.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the non-vested restricted stock unit activity during 2014:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	353,357	$62.49
Granted	116,258	97.87
Vested	(128,101)	57.57
Forfeited	(27,811)	71.63
Outstanding, end of the year	313,703	76.80	1.2	$36,019
The Company issued 116,258, 148,191 and 178,690 of non-vested restricted stock units in 2014, 2013 and 2012, respectively, the majority of which vest on the third anniversary of the grant date (cliff vesting). The weighted average grant-date fair value for non-vested restricted stock units granted during 2014, 2013 and 2012 was $97.87, $75.60 and $56.95, respectively. The unamortized share-based compensation cost related to non-vested restricted stock units, net of expected forfeitures, was $10.4 million, which is expected to be recognized over a weighted-average period of 1.8 years. The Company delivers shares of treasury stock upon vesting of the restricted stock award.
The Company recorded $7.6 million of expense related to the portion of the restricted stock units that vested during 2014, which is included in selling, general and administrative expenses.

Note 13 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2014	2013	2012
	(Dollars in thousands)
Current:
Federal	$12,348	$(2,996)	$21,046
State	1,912	1,736	3,623
Foreign	30,748	36,422	30,389
Deferred:
Federal	(6,593)	(9,565)	(34,629)
State	3,435	(1,825)	(720)
Foreign	(13,200)	(225)	(3,296)
	$28,650	$23,547	$16,413
At December 31, 2014, the cumulative unremitted earnings of subsidiaries outside the United States, which are considered non-permanently reinvested and for which U.S. taxes have been provided, approximated $545.5 million.  At December 31, 2014, the cumulative unremitted earnings of subsidiaries outside the United States that are considered permanently reinvested, and, accordingly, for which no income or withholding taxes have been provided, approximated $966.2 million. Earnings considered permanently reinvested are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to these earnings. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the United States because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.

The following table summarizes the United States and non-United States components of income from continuing operations before taxes:

	2014	2013	2012
	(Dollars in thousands)
United States	$(23,875)	$(3,323)	$(315,707)
Other	243,985	179,053	150,338
	$220,110	$175,730	$(165,369)
Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2014	2013	2012
Federal statutory rate	35.00%	35.00%	35.00%
Goodwill impairment	—	—	(60.84)
Tax effect of International items	(22.54)	(14.83)	11.28
State taxes, net of federal benefit	2.10	(0.32)	(0.90)
Uncertain tax contingencies	(0.83)	(4.06)	4.85
Contingent consideration reversals	(1.18)	(2.04)	—
Other, net	0.47	(0.35)	0.68
	13.02%	13.40%	(9.93)%
The effective income tax rate for 2014 was 13.0% compared to 13.4% for 2013. The effective income tax rate for 2014 was impacted by a benefit from a shift in the mix of income to jurisdictions with lower statutory tax rates, tax benefits associated with U.S. federal tax return filings and, although to a lesser extent than 2013, the realization of net tax benefits resulting from the expiration of statutes of limitation for U.S. state and foreign matters.
The effective income tax rate for 2013 was impacted by the realization of net tax benefits resulting from the expiration of statutes of limitation for U.S. federal and state and for foreign matters, tax benefits associated with U.S. and foreign tax return filings and the realization of tax benefits resulting from the resolution of a foreign tax matter.
The Company and its subsidiaries are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, the Company establishes and adjusts reserves with respect to its uncertain tax positions to address developments related to those positions. The Company realized a net benefit of approximately $1.8 million, $7.1 million and $8.0 million in 2014, 2013 and 2012, respectively, as a result of reducing its reserves with respect to uncertain tax positions. These reductions principally resulted from the expiration of a number of applicable statutes of limitations.

The following table summarizes significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Tax loss and credit carryforwards	$112,796	$104,043
Pension	63,669	39,310
Reserves and accruals	42,296	38,684
Other	28,416	27,886
Less: valuation allowances	(99,141)	(86,510)
Total deferred tax assets	148,036	123,413
Deferred tax liabilities:
Property, plant and equipment	31,143	26,550
Intangibles — stock acquisitions	384,734	400,297
Unremitted foreign earnings	116,595	147,326
Other	10,756	12,030
Total deferred tax liabilities	543,228	586,203
Net deferred tax liability	$(395,192)	$(462,790)
Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2014, the tax effect of such carryforwards approximated $112.8 million. Of this amount, $12.6 million has no expiration date, $0.3 million expires after 2014 but before the end of 2019 and $99.9 million expires after 2019. A portion of these carryforwards consists of tax losses and credits obtained by the Company as a result of acquisitions; the utilization of these carryforwards are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent the Company from utilizing its loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the United States subsidiaries’ taxable income or loss, the state’s proportion of taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $99.1 million and $86.5 million at December 31, 2014 and 2013, respectively, relates principally to the uncertainty of the Company’s ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the twelve month periods ending December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(Dollars in thousands)
Balance at January 1	$55,771	$62,108	$75,026
Increase in unrecognized tax benefits related to prior years	—	—	1,110
Decrease in unrecognized tax benefits related to prior years	—	—	(6,134)
Unrecognized tax benefits related to the current year	910	1,838	4,256
Reductions in unrecognized tax benefits due to settlements	(132)	—	(8,816)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(3,235)	(8,433)	(3,503)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	(2,230)	258	169
Balance at December 31	$51,084	$55,771	$62,108
The total liabilities associated with the unrecognized tax benefits that, if recognized would impact the effective tax rate for continuing operations, were $21.6 million at December 31, 2014.
The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of operations, and the corresponding liability is included in the consolidated balance sheets. The interest (benefit) expense (net of related tax benefits where applicable) and penalties reflected in income from continuing operations for the year ended December 31, 2014 was $1.0 million and $(0.8) million, respectively; for the year ended December 31, 2013 was $1.3 million and $(0.8) million, respectively; and for the year ended December 31, 2012 was $0.8 million and $0.2 million, respectively. The corresponding liabilities in the consolidated balance sheets for interest and penalties at December 31, 2014 were $6.2 million and $5.0 million, respectively, and at December 31, 2013 were $5.7 million and $6.0 million, respectively.
The taxable years that remain subject to examination by major tax jurisdictions are as follows:

	Beginning	Ending
United States	2010	2014
Canada	2005	2014
China	2009	2014
Czech Republic	2011	2014
France	2012	2014
Germany	2007	2014
India	2008	2014
Ireland	2010	2014
Italy	2010	2014
Malaysia	2010	2014
Singapore	2010	2014
The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2014, the most significant tax examinations in process are in the jurisdictions of Austria, Canada, Germany and the United States. The date at which these examinations may be concluded and the ultimate outcome of such examinations is uncertain. As a result of the uncertain outcome of these ongoing examinations, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2014. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next twelve months by a range of zero to $2.6 million.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and other postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.  As of December 31, 2014, the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, except certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are frozen.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.
The following table provides information regarding the net benefit cost of pension and postretirement benefit plans for continuing operations:

	Pension			Other Benefits
	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Service cost	$1,794	$1,819	$2,331	$424	$663	$704
Interest cost	18,000	16,842	16,561	2,169	2,707	2,122
Expected return on plan assets	(25,006)	(23,122)	(20,245)	—	—	—
Net amortization and deferral	4,371	5,847	6,474	(7)	1,348	761
Curtailment gain	—	—	(197)	—	—	—
Settlement loss	—	—	106	—	—	—
Net benefit cost	$(841)	$1,386	$5,030	$2,586	$4,718	$3,587
The following table provides the weighted average assumptions for United States and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.0%	4.3%	4.3%	4.7%	3.8%	4.0%
Rate of return	8.3%	8.3%	8.3%	—%	—%	—%
Initial healthcare trend rate	—%	—%	—%	7.5%	8.2%	8.5%
Ultimate healthcare trend rate	—%	—%	—%	5.0%	5.0%	5.0%

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides summarized information with respect to the Company’s pension and postretirement benefit plans, measured as of December 31, 2014 and 2013:

	Pension		Other Benefits
	2014	2013	2014	2013
	Under Funded		Under Funded
	(Dollars in thousands)
Benefit obligation, beginning of year	$367,731	$397,184	$52,448	$55,609
Service cost	1,794	1,819	424	663
Interest cost	18,000	16,842	2,169	2,707
Actuarial loss (gain)	82,922	(30,755)	1,273	(3,833)
Currency translation	(2,973)	861	—	—
Benefits paid	(17,988)	(17,004)	(3,287)	(2,860)
Medicare Part D reimbursement	—	—	127	162
Administrative costs	(1,522)	(1,216)	—	—
Projected benefit obligation, end of year	447,964	367,731	53,154	52,448
Fair value of plan assets, beginning of year	305,481	276,863	—	—
Actual return on plan assets	34,332	28,813	—	—
Contributions	9,539	17,724	—	—
Benefits paid	(17,988)	(17,004)	—	—
Settlements paid	—	—	—	—
Administrative costs	(1,522)	(1,216)	—	—
Currency translation	(1,012)	301	—	—
Fair value of plan assets, end of year	328,830	305,481	—	—
Funded status, end of year	$(119,134)	$(62,250)	$(53,154)	$(52,448)

The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the plans:

	Pension		Other Benefits
	2014	2013	2014	2013
	(Dollars in thousands)
Payroll and benefit-related liabilities	$(1,779)	$(1,819)	$(3,268)	$(3,381)
Pension and postretirement benefit liabilities	(117,355)	(60,431)	(49,886)	(49,067)
Accumulated other comprehensive loss	213,117	144,866	8,353	7,073
	$93,983	$82,616	$(44,801)	$(45,375)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the amounts recognized in accumulated other comprehensive income (loss) with respect to the plans:

	Pension
	Prior Service Cost (Credit)	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive (Income) Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2012	$216	$186,700	$(67,567)	$119,349
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(34)	(5,813)	1,947	(3,900)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(36,446)	13,206	(23,240)
Impact of currency translation	—	243	(66)	177
Balance at December 31, 2013	182	144,684	(52,480)	92,386
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(34)	(4,337)	1,539	(2,832)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	73,596	(26,131)	47,465
Impact of currency translation	—	(974)	265	(709)
Balance at December 31, 2014	$148	$212,969	$(76,807)	$136,310

	Other Benefits
	Prior Service Cost (Credit)	Initial Obligation	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive (Income) Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2012	$(38)	$5	$12,287	$(4,346)	$7,908
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	55	(5)	(1,398)	492	(856)
Amounts Arising During the period:
Actuarial changes in benefit obligation	—	—	(3,833)	1,432	(2,401)
Balance at December 31, 2013	17	—	7,056	(2,422)	4,651
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net Amortization and deferral	55	—	(48)	(4)	3
Amounts Arising During the period:
Actuarial changes in benefit obligation	—	—	1,273	(493)	780
Balance at December 31, 2014	$72	$—	$8,281	$(2,919)	$5,434

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the weighted average assumptions for United States and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2014	2013	2014	2013
Discount rate	4.1%	5.0%	4.0%	4.7%
Rate of compensation increase	3.0%	3.0%	—	—
Initial healthcare trend rate	—	—	7.3%	7.0%
Ultimate healthcare trend rate	—	—	5.0%	5.0%

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The weighted average discount rates for United States pension plans and other benefit plans of 4.24% and 3.97%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2014. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, the Company determines the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.
As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality and healthcare cost trends that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. During 2014, the Society of Actuaries published new mortality tables (RP-2014), which generally reflect longer life expectancy than was projected by past tables (RP-2000). The Company used the new mortality tables when applying mortality assumptions to the calculation of its projected benefit obligations as of December 31, 2014, which resulted in a 9% increase to the Company’s projected benefit obligation.
The Company’s assumption for the Expected Return on Plan Assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent historical results have been affected by unsustainable trends or events, the effects of those trends are quantified and removed. The Company applies a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. The qualitative analysis is intended to provide an additional means for addressing the effect of unrealistic or unsustainable short-term valuations or trends, resulting in return levels and behavior the Company believes are more likely to prevail over long periods. Effective in 2015, the Company changed its Expected Return on Plan Assets of the United States pension plans from 8.50% to 8.25% to reflect modifications to assumptions resulting from the analysis described above. This change had no impact on the results for the year ended December 31, 2014.
Increasing the assumed healthcare trend rate by 1% would increase the benefit obligation at December 31, 2014 by $4.4 million and would increase the 2014 benefit expense by $0.2 million. Decreasing the trend rate by 1% would decrease the benefit obligation at December 31, 2014 by $3.8 million and would decrease the 2014 benefit expense by $0.2 million.
The accumulated benefit obligation for all United States and foreign defined benefit pension plans was $447.4 million and $367.3 million for 2014 and 2013, respectively. All of our pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2014 and 2013.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the availability of benefits for participants. These investments are held primarily in equity and fixed income mutual funds. The Company’s other investments are largely comprised of a hedge fund of funds and a structured credit fund. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. The domestic mutual funds held in the plans are subject to the diversification standards and industry limitations on concentration of holdings set forth in the Investment Company Act of 1940, as amended, and SEC staff guidance. The Company’s target allocation percentage is as follows: equity securities (45%); fixed-income securities (35%) and other securities (20%). Equity funds are held for their expected return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk to plan liabilities. The other investments are held to further diversify assets within the plans and are designed to provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.
The following table provides the fair values of the Company’s pension plan assets at December 31, 2014 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$659	$659	$—	$—
Money market funds	31	31	—	—
Equity securities:
Managed volatility (b)	83,068	83,068	—	—
United States small/mid-cap equity (c)	20,312	20,312	—	—
World Equity (excluding United States) (d)	26,064	26,064	—	—
Common Equity Securities – Teleflex Incorporated	13,422	13,422	—	—
Diversified United Kingdom Equity	875	875	—	—
Diversified Global	2,884	2,884	—	—
Emerging Markets	1,266	1,266	—	—
Fixed income securities:
Long duration bond fund (e)	92,553	92,553	—	—
UK corporate bond fund	2,719	2,719	—	—
UK Government bond fund	5,078	5,078	—	—
High yield bond fund (f)	11,618	11,618	—	—
Emerging markets debt fund (g)	8,531		8,531	—
Corporate, government and foreign bonds	81		81	—
Asset backed – home loans	782		782	—
Other types of investments:
Structured credit (h)	31,176		—	31,176
Hedge fund of funds (i)	23,171		—	23,171
UK Property Fund (j)	1,549		1,549	—
Multi asset fund (k)	2,986	2,986	—	—
Other	5	—	—	5
Total	$328,830	$263,535	$10,943	$54,352

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

(i)	This category comprises a hedge fund that invests in various other hedge funds. As of December 31, 2014 and 2013:

•	approximately 33% and 28%, respectively, of the assets of the hedge fund were invested in equity hedge based funds, including equity long/short and equity market neutral strategies;

•	approximately 10% and 18%, respectively, of the assets were held in tactical/directional based funds, including global macro, long/short equity, commodity and systematic quantitative strategies;

•	approximately 24% and 25%, respectively, of the assets were held in relative value based funds, including convertible and fixed income arbitrage, credit long/short and volatility arbitrage strategies;

•	approximately 33% and 23%, respectively, of the assets were held in funds with an event driven strategy; and

•	approximately 6% of the assets were held in cash as of December 31, 2013.

(j)
This category comprises a fund that invests primarily in UK freehold and leasehold property. The fund does not invest in higher risk activities such as developments. The fund may invest in indirect vehicles and property derivatives.

(k)	This category comprises a mutual fund that invests primarily in equities, bonds and alternatives.
The following table provides a reconciliation of changes in pension assets measured at fair value on a recurring basis, using Level 3 inputs, from December 31, 2012 through December 31, 2014:

(Dollars in thousands)
Balance at December 31, 2012	$48,198
Unrealized gain on assets	3,456
Balance at December 31, 2013	51,654
Unrealized gain on assets	2,698
Balance at December 31, 2014	$54,352
The Company’s contributions to United States and foreign pension plans during 2015 are expected to be approximately $2.9 million. Contributions to postretirement healthcare plans during 2015 are expected to be approximately $3.3 million.
The following table provides information about the Company’s expected benefit payments for U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.2 million:

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension	Other Benefits
	(Dollars in thousands)
2015	$17,841	$3,268
2016	18,449	3,362
2017	19,023	3,334
2018	19,653	3,367
2019	20,472	3,416
Years 2020 — 2024	114,185	18,229
The Company maintains a number of defined contribution savings plans covering eligible United States and non-United States employees. The Company partially matches employee contributions. Costs related to these plans were $11.5 million, $12.1 million and $10.1 million for 2014, 2013 and 2012, respectively.

Note 15 — Commitments and contingent liabilities
Operating leases: The Company uses various leased facilities and equipment in its operations. The lease terms for these leased assets vary depending on the terms of the applicable lease agreement. At December 31, 2014, the Company had no residual value guarantees related to its operating leases.
Future minimum lease payments as of December 31, 2014 under noncancelable operating leases are as follows:

Future Lease Payments
(Dollars in thousands)
2015	$27,706
2016	23,292
2017	18,846
2018	15,474
2019 and thereafter	32,182
Rental expense under operating leases was $29.4 million, $26.4 million and $24.0 million in 2014, 2013 and 2012, respectively.
The Company entered into a build-to-suit lease pertaining to a U.S. operating facility in August 2013, and construction on the facility commenced in September 2013. The estimated fair value of the Company’s percentage of the construction costs to complete the build-to-suit lease was approximately $28.3 million. For accounting purposes, the Company was deemed the owner of the asset during the construction period and was required to record the estimated fair value of the Company’s percentage of the construction costs as construction in progress during the construction period and a related liability in the same amount. This noncash activity is not reflective of the Company’s cash obligations, but represents the landlord’s costs to construct the Company’s portion of the building and tenant improvements. The construction pertaining to the build-to-suit leased facility was completed in the fourth quarter 2014, at which point the Company derecognized the assets and related liabilities pertaining to the leased operating facility.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2014 and 2013, the Company has recorded discounted liabilities of $1.3 million and $2.5 million, respectively, in accrued liabilities and $6.5 million and $5.8 million, respectively, in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2014. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation:  The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of December 31, 2014 and 2013, the Company has accrued liabilities of approximately $6.0 million and $6.8 million, respectively, in connection with these matters, representing its best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the amounts accrued as of December 31, 2014 and 2013, $2.4 million and $1.4 million, respectively, pertain to discontinued operations.
In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $125,000 in compensatory damages and $23 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company has filed post-trial motions seeking to overturn the verdict or reduce the amount of damages, which the Company believes are excessive. If the Court denies the motions, the Company intends to pursue an appeal. As of December 31, 2014, the Company has accrued a liability representing its best estimate of any probable loss associated with this matter which, is included in the Company’s accrued liabilities relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter in excess of $10 million will be covered by the Company’s product liability insurance.
Based on information currently available, advice of counsel, established reserves and other resources, the Company does not believe that the outcome of any outstanding litigation and claims is likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to selling, general and administrative expenses in the period incurred.
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of December 31, 2014, the most significant tax examinations in process were in Austria, Canada, Germany and the United States. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
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

Effective January 1, 2014, the Company realigned its operating segments due to changes in the Company’s internal financial reporting structure. The Company’s North American Vascular, Anesthesia/Respiratory and Surgical businesses, which previously comprised much of the former Americas reportable segment, are now separate reportable segments.  As a result, the Company now has six reportable segments: Vascular North America, Anesthesia/Respiratory North America, Surgical North America, EMEA, Asia and OEM. Certain operating segments are not material and are therefore included in the “All other” line item in tabular presentations of segment information. Additionally, the Company changed the allocation methodology for certain corporate costs, including manufacturing variances and research and development costs, among its businesses to improve accountability, which resulted in changes to the previously reported segment operating profit. All prior comparative periods have been restated to reflect these changes.
The Company’s reportable segments other than the OEM segment design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care and generally serve two end markets: hospitals and healthcare providers, and home health. The products of these segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Company’s OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.
The following tables present the Company’s segment results for the twelve months ended December 31, 2014, 2013 and 2012:

	Year Ended December 31:
	2014	2013	2012
	(Dollars in thousands)
Revenue
Vascular North America	$259,227	$231,112	$222,749
Anesthesia/Respiratory North America	222,650	228,485	180,363
Surgical North America	150,121	146,058	143,875
EMEA	593,065	557,427	510,248
Asia	237,696	207,207	173,721
OEM	143,966	131,173	140,230
All other	233,107	194,809	179,823
Consolidated net revenues	$1,839,832	$1,696,271	$1,551,009

	Year Ended December 31:
	2014	2013	2012
	(Dollars in thousands)
Operating Profit
Vascular North America	$41,079	$23,798	$26,048
Anesthesia/Respiratory North America	26,574	21,910	14,048
Surgical North America	49,592	50,334	50,615
EMEA	114,650	87,902	65,822
Asia	62,152	63,822	52,541
OEM	30,635	27,328	31,664
All other	40,482	27,191	18,759
Total segment operating profit (1)	365,164	302,285	259,497
Unallocated expenses (2)	(80,302)	(69,024)	(356,872)
Income from continuing operations before interest, loss on extinguishments of debt and taxes	$284,862	$233,261	$(97,375)

(1)
Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for certain manufacturing variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Corporate expenses are allocated among the segments in proportion to the respective amounts of one of several items (such as sales, numbers of employees, and amount of time spent), depending on the category of expense involved.

(2)
Unallocated expenses primarily include manufacturing variances and fixed manufacturing costs, with the exception of certain manufacturing variances allocated to the segments as noted above, as well as net gain on sales of assets, goodwill impairment and restructuring and other impairment charges.

	Year Ended December 31:
	2014	2013	2012
	(Dollars in thousands)
Depreciation and Amortization
Vascular North America	$31,782	$28,719	$23,063
Anesthesia/Respiratory North America	17,109	13,162	7,955
Surgical North America	6,316	10,549	3,646
EMEA	38,062	29,947	22,975
Asia	8,515	4,960	3,653
OEM	6,175	4,876	4,083
All other	19,071	15,722	29,509
Consolidated depreciation and amortization	$127,030	$107,935	$94,884

The following table provides total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2014, 2013 and 2012:

	Year Ended
	2014	2013	2012
	(Dollars in thousands)
Net revenues (based on the Company's selling location):
United States	$916,619	$844,884	$789,771
Other Americas	60,736	57,098	53,665
Europe	664,982	568,559	516,982
All Other	197,495	225,730	190,591
	$1,839,832	$1,696,271	$1,551,009
Net property, plant and equipment:
United States	$174,893	$203,985	$180,833
Malaysia	36,427	29,313	27,764
Czech Republic	35,655	41,607	45,884
All Other	70,460	50,995	43,464
	$317,435	$325,900	$297,945

Note 17 — Condensed consolidating guarantor financial information
In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of 6.875% senior subordinated notes through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income (loss) and comprehensive income (loss) and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012 and condensed consolidating balance sheets as of December 31, 2014 and 2013, each of which are set forth below, provide condensed consolidating information for:
a.Parent Company, the issuer of the guaranteed obligations;
b.Guarantor Subsidiaries, on a combined basis;
c.Non-guarantor subsidiaries, on a combined basis; and
d.Parent Company and its subsidiaries on a consolidating basis.
The same accounting policies as described in Note 1 to the consolidated financial statements are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidating financial information set forth below, with the exception that the Parent Company and Guarantor Subsidiaries use the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,078,851	$1,132,152	$(371,171)	$1,839,832
Cost of goods sold	—	652,742	608,256	(363,594)	897,404
Gross profit	—	426,109	523,896	(7,577)	942,428
Selling, general and administrative expenses	42,829	326,282	209,930	(384)	578,657
Research and development expenses	—	40,546	20,494	—	61,040
Restructuring and other impairment charges	—	10,189	7,680	—	17,869
Income (loss) from continuing operations before interest and taxes	(42,829)	49,092	285,792	(7,193)	284,862
Interest expense	144,869	(85,885)	6,474	—	65,458
Interest income	—	(1)	(705)	—	(706)
Income (loss) from continuing operations before taxes	(187,698)	134,978	280,023	(7,193)	220,110
Taxes (benefit) on income (loss) from continuing operations	(68,307)	68,690	28,159	108	28,650
Equity in net income of consolidated subsidiaries	308,396	233,827	252	(542,475)	—
Income from continuing operations	189,005	300,115	252,116	(549,776)	191,460
Operating loss from discontinued operations	(2,196)	—	(1,211)	—	(3,407)
Taxes (benefit) on loss from discontinued operations	(870)	—	172	—	(698)
Loss from discontinued operations	(1,326)	—	(1,383)	—	(2,709)
Net income	187,679	300,115	250,733	(549,776)	188,751
Less: Income from continuing operations attributable to noncontrolling interests	—	—	1,072	—	1,072
Net income attributable to common shareholders	187,679	300,115	249,661	(549,776)	187,679
Other comprehensive loss attributable to common shareholders	(150,040)	(130,691)	(126,317)	257,008	(150,040)
Comprehensive income attributable to common shareholders	$37,639	$169,424	$123,344	$(292,768)	$37,639

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,001,404	$963,184	$(268,317)	$1,696,271
Cost of goods sold	—	582,110	543,717	(268,501)	857,326
Gross profit	—	419,294	419,467	184	838,945
Selling, general and administrative expenses	39,176	284,960	178,358	(307)	502,187
Research and development expenses	—	55,694	9,351	—	65,045
Restructuring and other impairment charges	935	15,288	22,229	—	38,452
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(40,111)	63,352	209,529	491	233,261
Interest expense	134,879	(85,058)	7,084	—	56,905
Interest income	(15)	(5)	(604)	—	(624)
Loss on extinguishments of debt	1,250	—	—	—	1,250
Income (loss) from continuing operations before taxes	(176,225)	148,415	203,049	491	175,730
Taxes (benefit) on income (loss) from continuing operations	(63,857)	42,804	45,354	(754)	23,547
Equity in net income of consolidated subsidiaries	263,469	141,773	288	(405,530)	—
Income from continuing operations	151,101	247,384	157,983	(404,285)	152,183
Operating loss from discontinued operations	(1,947)	—	(258)	—	(2,205)
Taxes (benefit) on loss from discontinued operations	(1,727)	(170)	127	—	(1,770)
Income (loss) from discontinued operations	(220)	170	(385)	—	(435)
Net income	150,881	247,554	157,598	(404,285)	151,748
Less: Income from continuing operations attributable to noncontrolling interests	—	—	867	—	867
Net income attributable to common shareholders	150,881	247,554	156,731	(404,285)	150,881
Other comprehensive income attributable to common shareholders	21,193	1,960	5,442	(7,402)	21,193
Comprehensive income attributable to common shareholders	$172,074	$249,514	$162,173	$(411,687)	$172,074

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$950,888	$833,903	$(233,782)	$1,551,009
Cost of goods sold	—	552,726	482,881	(232,823)	802,784
Gross profit	—	398,162	351,022	(959)	748,225
Selling, general and administrative expenses	34,657	259,476	160,089	267	454,489
Research and development expenses	—	48,649	7,629	—	56,278
Goodwill impairment	—	331,779	349	—	332,128
Restructuring and other impairment charges	—	598	2,439	—	3,037
Net gain on sales of businesses and assets	(116,193)	(149,240)	(332)	265,433	(332)
Income (loss) from continuing operations before interest and taxes	81,536	(93,100)	180,848	(266,659)	(97,375)
Interest expense	143,653	(81,328)	7,240	—	69,565
Interest income	(372)	(23)	(1,176)	—	(1,571)
Income (loss) from continuing operations before taxes	(61,745)	(11,749)	174,784	(266,659)	(165,369)
Taxes (benefit) on income (loss) from continuing operations	(63,806)	45,068	35,670	(519)	16,413
Equity in net income (loss) of consolidated subsidiaries	(190,742)	124,918	—	65,824	—
Income (loss) from continuing operations	(188,681)	68,101	139,114	(200,316)	(181,782)
Operating income (loss) from discontinued operations	(2,647)	(9,179)	2,619	—	(9,207)
Tax benefit on income (loss) from discontinued operations	(1,271)	(129)	(487)	—	(1,887)
Income (loss) from discontinued operations	(1,376)	(9,050)	3,106	—	(7,320)
Net income (loss)	(190,057)	59,051	142,220	(200,316)	(189,102)
Less: Income from continuing operations attributable to noncontrolling interests	—	—	955	—	955
Net income (loss) attributable to common shareholders	(190,057)	59,051	141,265	(200,316)	(190,057)
Other comprehensive income attributable to common shareholders	27,305	10,475	8,907	(19,382)	27,305
Comprehensive income (loss) attributable to common shareholders	$(162,752)	$69,526	$150,172	$(219,698)	$(162,752)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,996	$—	$275,240	$—	$303,236
Accounts receivable, net	2,346	2,422	265,081	3,855	273,704
Accounts receivable from consolidated subsidiaries	37,378	2,303,284	272,811	(2,613,473)	—
Inventories, net	—	204,335	154,544	(23,286)	335,593
Prepaid expenses and other current assets	14,301	4,786	16,610	—	35,697
Prepaid taxes	23,493	—	16,763	—	40,256
Deferred tax assets	30,248	17,387	9,666	—	57,301
Assets held for sale	2,901	—	4,521	—	7,422
Total current assets	138,663	2,532,214	1,015,236	(2,632,904)	1,053,209
Property, plant and equipment, net	3,489	170,054	143,892	—	317,435
Goodwill	—	703,663	619,890	—	1,323,553
Intangibles assets, net	—	743,222	473,498	—	1,216,720
Investments in affiliates	5,662,773	1,359,661	21,253	(7,042,537)	1,150
Deferred tax assets	52,244	—	5,535	(56,601)	1,178
Notes receivable and other amounts due from consolidated subsidiaries	1,025,859	1,489,994	—	(2,515,853)	—
Other assets	27,999	6,801	29,210	—	64,010
Total assets	$6,911,027	$7,005,609	$2,308,514	$(12,247,895)	$3,977,255
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$363,701	$—	$4,700	$—	$368,401
Accounts payable	1,449	32,692	29,959	—	64,100
Accounts payable to consolidated subsidiaries	2,259,891	188,908	163,291	(2,612,090)	—
Accrued expenses	17,149	21,479	33,755	—	72,383
Current portion of contingent consideration	—	11,276	—	—	11,276
Payroll and benefit-related liabilities	20,693	27,228	37,521	—	85,442
Accrued interest	9,152	—	17	—	9,169
Income taxes payable	—	—	13,768	—	13,768
Other current liabilities	5	3,065	7,290	—	10,360
Total current liabilities	2,672,040	284,648	290,301	(2,612,090)	634,899
Long-term borrowings	700,000	—	—	—	700,000
Deferred tax liabilities	—	462,274	45,867	(56,600)	451,541
Pension and other postretirement benefit liabilities	110,830	35,074	21,337	—	167,241
Noncurrent liability for uncertain tax positions	11,431	15,569	23,884	—	50,884
Notes payable and other amounts due to consolidated subsidiaries	1,483,984	932,718	103,908	(2,520,610)	—
Other liabilities	21,433	24,900	12,658	—	58,991
Total liabilities	4,999,718	1,755,183	497,955	(5,189,300)	2,063,556
Total common shareholders' equity	1,911,309	5,250,426	1,808,169	(7,058,595)	1,911,309
Noncontrolling interest	—	—	2,390	—	2,390
Total equity	1,911,309	5,250,426	1,810,559	(7,058,595)	1,913,699
Total liabilities and equity	$6,911,027	$7,005,609	$2,308,514	$(12,247,895)	$3,977,255

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$42,749	$14,500	$374,735	$—	$431,984
Accounts receivable, net	1,822	10,948	279,048	3,472	295,290
Accounts receivable from consolidated subsidiaries	42,865	2,623,314	214,469	(2,880,648)	—
Inventories, net	—	211,165	138,165	(15,709)	333,621
Prepaid expenses and other current assets	15,200	6,870	17,740	—	39,810
Prepaid taxes	27,487	—	9,017	—	36,504
Deferred tax assets	20,218	22,472	10,230	(3)	52,917
Assets held for sale	1,669	3,503	5,256	—	10,428
Total current assets	152,010	2,892,772	1,048,660	(2,892,888)	1,200,554
Property, plant and equipment, net	14,189	188,455	123,256	—	325,900
Goodwill	—	797,671	556,532	—	1,354,203
Intangibles assets, net	—	962,243	293,354	—	1,255,597
Investments in affiliates	5,489,676	1,478,429	21,382	(6,987,772)	1,715
Deferred tax assets	35,877	—	4,476	(39,410)	943
Notes receivable and other amounts due from consolidated subsidiaries	1,049,344	873,105	14,169	(1,936,618)	—
Other assets	24,574	7,447	38,074	—	70,095
Total assets	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$351,587	$—	$4,700	$—	$356,287
Accounts payable	2,194	45,802	23,971	—	71,967
Accounts payable to consolidated subsidiaries	2,644,296	147,957	88,395	(2,880,648)	—
Accrued expenses	15,569	21,120	38,179	—	74,868
Current portion of contingent consideration	—	4,131	—	—	4,131
Payroll and benefit-related liabilities	15,976	21,818	35,296	—	73,090
Accrued interest	8,720	—	5	—	8,725
Income taxes payable	—	—	23,821	—	23,821
Other current liabilities	9,646	7,517	5,072	(4)	22,231
Total current liabilities	3,047,988	248,345	219,439	(2,880,652)	635,120
Long-term borrowings	930,000	—	—	—	930,000
Deferred tax liabilities	—	496,228	57,896	(39,409)	514,715
Pension and other postretirement benefit liabilities	57,406	33,777	18,315	—	109,498
Noncurrent liability for uncertain tax positions	11,389	17,241	26,522	—	55,152
Notes payable and other amounts due to consolidated subsidiaries	785,476	957,451	197,173	(1,940,100)	—
Other liabilities	19,884	16,221	12,401	—	48,506
Total liabilities	4,852,143	1,769,263	531,746	(4,860,161)	2,292,991
Total common shareholders' equity	1,913,527	5,430,859	1,565,668	(6,996,527)	1,913,527
Noncontrolling interest	—	—	2,489	—	2,489
Total equity	1,913,527	5,430,859	1,568,157	(6,996,527)	1,916,016
Total liabilities and equity	$6,765,670	$7,200,122	$2,099,903	$(11,856,688)	$4,209,007

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(80,651)	$322,687	$123,545	$(75,340)	$290,241
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(2,273)	(30,586)	(34,712)	—	(67,571)
Proceeds from sale of assets and investments	1,669	3,421	161	—	5,251
Payments for businesses and intangibles acquired, net of cash acquired	—	(17,241)	(28,536)	—	(45,777)
Investments in affiliates	(60)	20	—	—	(40)
Intercompany dividends received	—	—	229,782	(229,782)	—
Net cash (used in) provided by investing activities from continuing operations	(664)	(44,386)	166,695	(229,782)	(108,137)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from new borrowings	250,000	—	—	—	250,000
Repayment of long-term borrowings	(480,102)	—	—	—	(480,102)
Debt extinguishment, issuance and amendment fees	(4,494)	—	—	—	(4,494)
Proceeds from stock compensation plans and related tax impacts	4,245	—	—	—	4,245
Dividends	(56,258)	—	—	—	(56,258)
Payments to noncontrolling shareholders		—	(1,094)	—	(1,094)
Intercompany transactions	356,847	(292,801)	(64,046)	—	—
Intercompany dividends paid	—	—	(305,122)	305,122	—
Net cash provided by (used in) financing activities from continuing operations	70,238	(292,801)	(370,262)	305,122	(287,703)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(3,676)	—	—	—	(3,676)
Net cash used in discontinued operations	(3,676)	—	—	—	(3,676)
Effect of exchange rate changes on cash and cash equivalents	—	—	(19,473)	—	(19,473)
Net decrease in cash and cash equivalents	(14,753)	(14,500)	(99,495)	—	(128,748)
Cash and cash equivalents at the beginning of the period	42,749	14,500	374,735	—	431,984
Cash and cash equivalents at the end of the period	$27,996	$—	$275,240	$—	$303,236

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(131,031)	$205,954	$304,278	$(147,902)	$231,299
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(1,553)	(47,633)	(14,394)	—	(63,580)
Payments for businesses and intangibles acquired, net of cash acquired	—	(250,912)	(58,096)	—	(309,008)
Investments in affiliates	(50)	—	—	—	(50)
Net cash used in investing activities from continuing operations	(1,603)	(298,545)	(72,490)	—	(372,638)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from new borrowings	680,000	—	—	—	680,000
Repayment of long-term borrowings	(375,000)	—	—	—	(375,000)
Debt extinguishment, issuance and amendment fees	(6,400)	—	—	—	(6,400)
Proceeds from share based compensation plans and the related tax impacts	6,181	—	—	—	6,181
Dividends	(55,917)	—	—	—	(55,917)
Payments to noncontrolling shareholders	—	—	(736)	—	(736)
Payments for contingent consideration	—	(14,802)	(2,156)	—	(16,958)
Intercompany transactions	(141,614)	137,304	4,310	—	—
Intercompany dividends paid	—	(17,400)	(130,502)	147,902	—
Net cash provided by (used in) financing activities from continuing operations	107,250	105,102	(129,084)	147,902	231,170
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(2,727)	—	(600)	—	(3,327)
Net cash used in discontinued operations	(2,727)	—	(600)	—	(3,327)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,441	—	8,441
Net (decrease) increase in cash and cash equivalents	(28,111)	12,511	110,545	—	94,945
Cash and cash equivalents at the beginning of the period	70,860	1,989	264,190	—	337,039
Cash and cash equivalents at the end of the period	$42,749	$14,500	$374,735	$—	$431,984

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(178,017)	$310,736	$160,802	$(98,903)	$194,618
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(7,352)	(39,118)	(18,924)	—	(65,394)
Proceeds from sales of businesses and assets, net of cash sold	4,301	45,204	17,155	—	66,660
Payments for businesses and intangibles acquired, net of cash acquired	—	(105,195)	(264,249)	—	(369,444)
Investments in affiliates	(80)	—	—	—	(80)
Net cash used in investing activities from continuing operations	(3,131)	(99,109)	(266,018)	—	(368,258)
Cash Flows from Financing Activities of Continuing Operations:
Decrease in notes payable and current borrowings	—	(421)	(285)	—	(706)
Proceeds from share based compensation plans and the related tax impacts	8,238	—	—	—	8,238
Dividends	(55,589)	—	—	—	(55,589)
Payments for contingent consideration	—	(16,289)	(1,307)	—	(17,596)
Intercompany transactions	196,850	(177,900)	(18,950)	—	—
Intercompany dividends paid	—	(16,900)	(82,003)	98,903	—
Net cash provided by (used in) financing activities from continuing operations	149,499	(211,510)	(102,545)	98,903	(65,653)
Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(12,022)	4,223	—	—	(7,799)
Net cash used in investing activities	—	(2,351)	—	—	(2,351)
Net cash (used in) provided by discontinued operations	(12,022)	1,872	—	—	(10,150)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,394	—	2,394
Net (decrease) increase in cash and cash equivalents	(43,671)	1,989	(205,367)	—	(247,049)
Cash and cash equivalents at the beginning of the period	114,531	—	469,557	—	584,088
Cash and cash equivalents at the end of the period	$70,860	$1,989	$264,190	$—	$337,039

Note 18 — Divestiture-related activities
Assets Held for Sale
The table below provides information regarding assets held for sale at December 31, 2014 and 2013. At December 31, 2014, these assets consisted of two buildings and other assets, which the Company is actively marketing.

	2014	2013
Assets held for sale:	(Dollars in thousands)
Property, plant and equipment	$7,422	$10,428
Total assets held for sale	$7,422	$10,428
Discontinued Operations
The Company has recorded $3.4 million, $2.2 million and $2.7 million of expense during 2014, 2013 and 2012, respectively, associated with retained liabilities related to businesses that have been divested.
On August 26, 2012, the Company completed the sale of the orthopedic business of its OEM segment for $45.2 million in cash and realized a loss of $39 thousand, net of tax, from the sale of this business.
The results of the Company’s discontinued operations for the years 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(Dollars in thousands)
Net revenues	$—	$—	$16,616
Costs and other expenses	3,407	2,205	18,328
Goodwill impairment(1)	—	—	9,700
Gain on disposition(2)	—	—	2,205
Loss from discontinued operations before income taxes	(3,407)	(2,205)	(9,207)
Tax benefit on loss from discontinued operations	(698)	(1,770)	(1,887)
Loss from discontinued operations	$(2,709)	$(435)	$(7,320)

(1)	During 2012, the Company recognized a non-cash goodwill impairment charge of $9.7 million to adjust the carrying value of its former orthopedic business to its estimated fair value.

(2)
The $2.2 million pre-tax gain on disposition during 2012 primarily reflects the gain recognized on the working capital adjustment related to the sale of the Company's former cargo systems and cargo container businesses.

QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share)
2014:
Net revenues	$438,546	$468,105	$457,173	$476,008
Gross profit	221,159	244,088	236,166	241,015
Income from continuing operations before interest and taxes	59,020	74,752	81,935	69,155
Income from continuing operations	35,269	48,830	55,228	52,133
Loss from discontinued operations	(125)	(1,125)	(271)	(1,188)
Net income	35,144	47,705	54,957	50,945
Less: Income from continuing operations attributable to noncontrolling interest	186	453	126	307
Net income attributable to common shareholders	34,958	47,252	54,831	50,638
Earnings per share available to common shareholders — basic(1):
Income from continuing operations	$0.85	$1.17	$1.33	$1.25
Loss from discontinued operations	—	(0.03)	(0.01)	(0.03)
Net income	$0.85	$1.14	$1.32	$1.22
Earnings per share available to common shareholders — diluted(1):
Income from continuing operations	$0.77	$1.04	$1.18	$1.10
Loss from discontinued operations	(0.01)	(0.02)	—	(0.03)
Net income	$0.76	$1.02	$1.18	$1.07
2013:
Net revenues	$411,877	$420,059	$413,796	$450,539
Gross profit	200,520	209,490	203,992	224,943
Income from continuing operations before interest, loss on extinguishment of debt and taxes	49,404	63,751	66,042	54,064
Income from continuing operations	27,701	43,401	45,779	35,302
(Loss) income from discontinued operations	(462)	(766)	1,029	(236)
Net income	27,239	42,635	46,808	35,066
Less: Income from continuing operations attributable to noncontrolling interest	201	194	234	238
Net income attributable to common shareholders	27,038	42,441	46,574	34,828
Earnings per share available to common shareholders — basic(1):
Income from continuing operations	$0.67	$1.05	$1.11	$0.85
(Loss) income from discontinued operations	(0.01)	(0.02)	0.02	—
Net income	$0.66	$1.03	$1.13	$0.85
Earnings per share available to common shareholders — diluted(1):
Income from continuing operations	$0.64	$0.99	$1.05	$0.78
(Loss) income from discontinued operations	(0.01)	(0.01)	0.03	(0.01)
Net income	$0.63	$0.98	$1.08	$0.77

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

59

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Dispositions	Additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2014	$10,722	$—	$1,882	$(2,738)	$(1,083)	$8,783
December 31, 2013	$7,818	$—	$4,414	$(1,446)	$(64)	$10,722
December 31, 2012	$6,452	$—	$1,730	$(483)	$119	$7,818
INVENTORY RESERVE

	Balance at Beginning of Year	Dispositions	Additions Charged to Income	Inventory Write-offs	Translation and Other	Balance at End of Year
December 31, 2014
Raw material	$5,687	$—	$1,840	$(2,391)	$1,755	$6,891
Work-in-process	1,729	—	1,239	(1,720)	(739)	509
Finished goods	24,957	—	10,135	(7,317)	(1,301)	26,474
	$32,373	$—	$13,214	$(11,428)	$(285)	$33,874
December 31, 2013
Raw material	$9,394	$—	$1,931	$(5,774)	$136	$5,687
Work-in-process	1,646	—	855	(340)	(432)	1,729
Finished goods	20,663	—	11,440	(11,663)	4,517	24,957
	$31,703	$—	$14,226	$(17,777)	$4,221	$32,373
December 31, 2012
Raw material	$9,095	$(504)	$5,206	$(4,346)	$(57)	$9,394
Work-in-process	2,742	—	1,107	(2,204)	1	1,646
Finished goods	21,082	—	13,175	(12,183)	(1,411)	20,663
	$32,919	$(504)	$19,488	$(18,733)	$(1,467)	$31,703
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2014	$86,510	$13,331	$(3,741)	$3,041	$99,141
December 31, 2013	$69,527	$21,118	$(1,553)	$(2,582)	$86,510
December 31, 2012	$66,305	$6,103	$(4,888)	$2,007	$69,527

60

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description
*3.1.1	—	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985.
*3.1.2	—	Amendment to Article Thirteenth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987.
*3.1.3	—	Amendment to the first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated by reference to Proposal 2 of the Company’s Proxy Statement filed on March 29, 2007.
*3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 7, 2009).
*4.1.1	—
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

*4.1.5	—	Form of 6.875% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit A in Exhibit 4.2 to the Company’s Form 8-K filed on June 13, 2011).
*4.1.6	—
Third Supplemental Indenture, dated October 28, 2013, among the Company, the Guaranteeing Subsidiaries party thereto and Wells Fargo Bank, N.A., as trustee, relating to the Company’s 6.875% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1.6 to the Company's Form 10-K filed on February 24, 2014).

*4.1.7	—
Fourth Supplemental Indenture, dated April 18, 2014, among the Company, Vidacare LLC, the other Guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the Company’s 6.875% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company Form 10-Q filed on April 30, 2014).

*4.1.8	—
Indenture, dated as of May 21, 2014, among the Company, the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the Company's 5.25% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 22, 2014).

*4.1.9	—	Form of 5.25% Senior Notes due 2024 (incorporated by reference to Exhibit A in Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2014).
*4.1.10	—
Registration Rights Agreement, dated May 21, 2014, among the Company, the guarantors named therein and the other parties thereto relating to the Company's 5.25% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on May 22, 2014).

10.1	—	Teleflex Incorporated Retirement Income Plan, as amended and restated effective January 1, 2014.
+*10.2	—	Amended and Restated Teleflex Incorporated Deferred Compensation Plan, dated December 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 22, 2013).
10.3	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2014.
+*10.4.1	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
+*10.4.2	—	Amendment dated March 28, 2012, to 2000 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2012).
+*10.5.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
+*10.5.2	—	Amendment dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).

Exhibit No.		Description
*10.5.3	—	Form of Stock Option Agreement for stock options granted on or after January 1, 2013 under the Company’s 2008 Stock Incentive Plan.
*10.5.4	—	Form of Restricted Stock Award Agreement for restricted awards granted on or after January 1, 2013 under the Company’s 2008 Stock Incentive Plan.
*10.5.5	—	Restricted Stock Award Agreement between the Company and Benson F. Smith for restricted stock award granted on March 14, 2013.
+*10.6	—
Teleflex Incorporated 2011 Executive Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed on March 25, 2011).

+*10.7	—
Teleflex Incorporated 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders filed on March 28, 2014).

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

+*10.12.1	—
Executive Employment Agreement, dated July 30, 2012, between Teleflex Medical Europe Limited and Liam Kelly (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2012).

+*10.12.2
Letter Agreement, dated as of April 1, 2014, between the Company and Liam Kelly, relating to compensation and benefits to be provided to Mr. Kelly in connection with his appointment as Executive Vice President and President, Americas (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on April 30, 2014).

+*10.13	—
Senior Executive Officer Severance Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 30, 2013).

+*10.14	—	Executive Change In Control Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on April 30, 2013).
+10.15.1	—	Contract of Employment, dated September 27, 2011, between the Company and Thomas Anthony Kennedy.
+10.15.2	—	Letter Agreement, dated April 29, 2013, between the Company and Thomas Anthony Kennedy, relating to Mr. Kennedy's appointment as Senior Vice President, Global Operations.
+10.16	—	Letter Agreement, dated March 8, 2013, between the Company and Cameron Hicks relating to Mr. Hicks' employment as Vice President, Global Human Resources.
+10.17	—	Contract of Employment, dated November 26, 2012, between the Company and Karen Boylan.
*10.18.1	—
Credit Agreement, dated July 16, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2013).

*10.18.2	—
Consent and Amendment No. 1, dated March 27, 2014, to Credit Agreement dated as of July 16, 2013 among the Company, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 2, 2014).

*10.19	—
Convertible Bond Hedge Transaction Confirmation, dated August 3, 2010, between the Company and Bank of America, National Association, as dealer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2010).

Exhibit No.		Description
*10.20	—
Convertible Bond Hedge Transaction Confirmation, dated August 3, 2010, between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, as dealer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2010).

*10.21	—
Issuer Warrant Transaction Confirmation, dated August 3, 2010, between the Company and Bank of America, National Association, as dealer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 9, 2010).

*10.22	—
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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

_____________________________________________________

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.