Form 10-Q
period 2015-03-29
TELEFLEX INC
filed 2015-04-30
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 41,528,795 shares of common stock, $1.00 par value, outstanding as of April 20, 2015.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2015

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars and shares in thousands, except per share)
Net revenues	$429,430	$438,546
Cost of goods sold	206,793	217,387
Gross profit	222,637	221,159
Selling, general and administrative expenses	139,697	140,297
Research and development expenses	12,884	14,062
Restructuring and impairment charges	4,448	7,780
Income from continuing operations before interest and taxes	65,608	59,020
Interest expense	17,172	15,404
Interest income	(169)	(187)
Income from continuing operations before taxes	48,605	43,803
Taxes on income from continuing operations	9,332	8,534
Income from continuing operations	39,273	35,269
Operating loss from discontinued operations	(499)	(25)
Taxes on loss from discontinued operations	204	100
Loss from discontinued operations	(703)	(125)
Net income	38,570	35,144
Less: Income from continuing operations attributable to noncontrolling interest	218	186
Net income attributable to common shareholders	$38,352	$34,958
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.94	$0.85
Loss from discontinued operations	(0.02)	—
Net income	$0.92	$0.85
Diluted:
Income from continuing operations	$0.83	$0.77
Loss from discontinued operations	(0.02)	(0.01)
Net income	$0.81	$0.76
Dividends per share	$0.34	$0.34
Weighted average common shares outstanding
Basic	41,469	41,262
Diluted	47,295	45,749
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$39,055	$35,083
Loss from discontinued operations, net of tax	(703)	(125)
Net income	$38,352	$34,958

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in thousands)
Net income	38,570	$35,144
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $23,438 and $(3,189)	(83,090)	4,117
Pension and other postretirement benefit plans adjustment, net of tax of $(886) and $(503)	1,906	624
Derivatives qualifying as hedges, net of tax of $(25) and $(40)	44	70
Other comprehensive (loss) income, net of tax:	(81,140)	4,811
Comprehensive (loss) income	(42,570)	39,955
Less: comprehensive income attributable to non-controlling interest	279	252
Comprehensive (loss) income attributable to common shareholders	$(42,849)	$39,703

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2015	December 31, 2014
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$308,759	$303,236
Accounts receivable, net	284,827	273,704
Inventories, net	338,736	335,593
Prepaid expenses and other current assets	40,935	35,697
Prepaid taxes	33,993	40,256
Deferred tax assets	56,562	57,301
Assets held for sale	6,959	7,422
Total current assets	1,070,771	1,053,209
Property, plant and equipment, net	310,106	317,435
Goodwill	1,293,506	1,323,553
Intangible assets, net	1,183,549	1,216,720
Investments in affiliates	734	1,150
Deferred tax assets	1,119	1,178
Other assets	63,810	64,010
Total assets	$3,923,595	$3,977,255
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$401,565	$368,401
Accounts payable	75,310	64,100
Accrued expenses	71,905	72,383
Current portion of contingent consideration	7,462	11,276
Payroll and benefit-related liabilities	66,324	85,442
Accrued interest	12,855	9,169
Income taxes payable	17,558	13,768
Other current liabilities	11,446	10,360
Total current liabilities	664,425	634,899
Long-term borrowings	700,000	700,000
Deferred tax liabilities	426,768	451,541
Pension and postretirement benefit liabilities	162,595	167,241
Noncurrent liability for uncertain tax provisions	49,334	50,884
Other liabilities	59,871	58,991
Total liabilities	2,062,993	2,063,556
Commitments and contingencies
Total common shareholders' equity	1,857,933	1,911,309
Noncontrolling interest	2,669	2,390
Total equity	1,860,602	1,913,699
Total liabilities and equity	$3,923,595	$3,977,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations
Net income	$38,570	$35,144
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	703	125
Depreciation expense	10,915	11,580
Amortization expense of intangible assets	14,740	16,019
Amortization expense of deferred financing costs and debt discount	4,195	3,814
Changes in contingent consideration	382	(2,371)
Stock-based compensation	3,832	3,074
Deferred income taxes, net	1,085	3,515
Other	(4,294)	(3,105)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(21,906)	5,966
Inventories	(14,578)	(7,473)
Prepaid expenses and other current assets	(4,756)	(6,027)
Accounts payable and accrued expenses	3,819	(16,129)
Income taxes receivable and payable, net	9,651	(2,214)
Net cash provided by operating activities from continuing operations	42,358	41,918
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(14,445)	(12,109)
Proceeds from sale of assets and investments	—	1,669
Payments for businesses and intangibles acquired, net of cash acquired	(7,375)	(28,991)
Investment in affiliates	—	(60)
Net cash used in investing activities from continuing operations	(21,820)	(39,491)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	30,000	—
Repayment of long-term borrowings	(52)	—
Debt extinguishment, issuance and amendment fees	—	(90)
Net proceeds from share based compensation plans and the related tax impacts	(289)	323
Payments for contingent consideration	(3,989)	—
Dividends	(14,118)	(14,051)
Net cash provided by (used in) financing activities from continuing operations	11,552	(13,818)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,126)	(1,167)
Net cash used in discontinued operations	(1,126)	(1,167)
Effect of exchange rate changes on cash and cash equivalents	(25,441)	2,223
Net decrease in cash and cash equivalents	5,523	(10,335)
Cash and cash equivalents at the beginning of the period	303,236	431,984
Cash and cash equivalents at the end of the period	$308,759	$421,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2013	43,243	$43,243	$409,338	$1,696,424	$(110,855)	2,064	$(124,623)	$2,489	$1,916,016
Net income				34,958				186	35,144
Cash dividends ($0.34 per share)				(14,051)					(14,051)
Other comprehensive income					4,745			66	4,811
Shares issued under compensation plans	114	114	641			(68)	2,471		3,226
Deferred compensation						(2)	81		81
Balance at March 30, 2014	43,357	$43,357	$409,979	$1,717,331	$(106,110)	1,994	$(122,071)	$2,741	$1,945,227

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2014	43,420	$43,420	$422,394	$1,827,845	$(260,895)	1,981	$(121,455)	$2,390	$1,913,699
Net income				38,352				218	38,570
Cash dividends ($0.34 per share)				(14,118)					(14,118)
Other comprehensive (loss)income					(81,201)			61	(81,140)
Settlements of convertible notes			(22)				24		2
Settlements of note hedges associated with convertible notes			43				(43)		—
Shares issued under compensation plans	31	31	2,058			(55)	1,427		3,516
Deferred compensation						(1)	73		73
Balance at March 29, 2015	43,451	$43,451	$424,473	$1,852,079	$(342,096)	1,925	$(119,974)	$2,669	$1,860,602
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of presentation
The accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated are prepared on the same basis as the annual consolidated financial statements.
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
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in the Company's annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, the Company's quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
The Company’s share-based compensation plan permits employees to elect to have shares withheld by the Company to satisfy their minimum statutory tax withholding obligations arising from the exercise or vesting of share-based awards.  The Company then remits, in cash, the withholding taxes to the appropriate tax authorities on behalf of the employee.  For the three months ended March 29, 2015, the Company classified such payments as a cash outflow from financing activities and are reflected in the line item “Proceeds from share-based compensation plans and the related tax impacts” within the condensed consolidated statement of cash flows (i.e., the payment by the Company of the withholding taxes offsets, in part, increases in cash flow from financing activities resulting from the proceeds of the exercise and vesting of share-based awards and tax benefits related to such exercise and vesting).  In effect, the Company treats the activity as a repurchase of the employee’s shares.  The Company’s payments were previously reported as a cash outflow from operating activities; therefore, the Company reclassified the cash outflows of $8.3 million from operating to financing activities for the three months ended March 30, 2014 to conform to the current period presentation within the condensed consolidated statement of cash flows as well as the condensed consolidating statement of cash flows included in Note 15.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 2 — New accounting standards
In May 2014, the Financial Accounting Standards Board (FASB), in a joint effort with the International Accounting Standards Board (IASB), issued new accounting guidance to clarify the principles for recognizing revenue.  The new guidance is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers.  The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In April 2015, the FASB proposed to defer the effective date of the new guidance. If the proposal is finalized, the guidance will become effective prospectively for annual periods beginning after December 15, 2017 and interim periods within those years; early application would be permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating this guidance to determine the impact on the Company’s results of operations, cash flows and financial position.
In April 2015, FASB issued guidance for the reporting of debt issuance costs within the balance sheet. Under the new guidance, debt issuance costs are to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount. Currently, debt issuance costs are presented as a deferred charge (i.e., an asset) on the balance sheet. In addition to providing uniform treatment for debt issuance costs and debt discounts, the guidance is consistent with other FASB guidance, which states that debt issuance costs are similar to debt discounts because they reduce the proceeds of borrowing (thereby increasing the effective interest rate) and cannot be an asset because they provide no future economic benefit. The new guidance is effective for fiscal years beginning after December 15, 2015 with early adoption permitted, and is required to be applied on a retrospective basis. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s financial position.
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date or, in some cases where early adoption is permitted, in advance of the specified effective date. The Company has assessed the recently issued standards that are not yet effective and, unless otherwise discussed above, believes these standards will not have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3 — Acquisitions
On January 20, 2015, the Company acquired Human Medics Co., Ltd., (“Human Medics”), a distributor of medical devices and supplies primarily in the Korean market and accounted for the acquisition as a business combination. The total fair value of consideration was $8.9 million, which included an initial payment of $7.4 million in cash and $1.8 million in future obligations, partially offset by a $0.3 million favorable working capital adjustment. Transaction expenses associated with the acquisition, which are included in selling, general and administrative expenses on the condensed consolidated statements of income, were $0.3 million for the three months ended March 29, 2015.
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

The total fair value of consideration for the 2014 acquisitions was $66.3 million. The results of operations of the acquired businesses and assets are included in the consolidated statements of income from their respective acquisition dates. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4 — Restructuring and impairment charges
2015 Restructuring Plans
During the first quarter 2015, the Company committed to programs associated with the reorganization of certain of its businesses as discussed in Note 14 and the consolidation of certain facilities in North America. The Company estimates that it will record pre-tax charges of $6 million to $7 million related to these programs, which represent employee termination benefits, contract termination costs and facility closure and other exit costs and will result in future cash outlays. For the three months ended March 29, 2015, the Company recorded charges of $4.2 million related to these programs. As of March 29, 2015, the Company has a reserve of $4.1 million related to these plans.
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
The Company estimates that it will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $37 million to $44 million, of which an estimated $26 million to $31 million are expected to result in future cash outlays. Most of these charges are expected to be incurred prior to the end of 2016.
The following table provides a summary of the Company's current cost estimates by major type of expense associated with the 2014 Manufacturing Footprint Realignment Plan:

Type of expense	Total estimated amount expected to be incurred

Termination benefits	$11 million to $13 million
Facility closure and other exit costs	$2 million to $3 million
Accelerated depreciation charges	$10 million to $11 million
Other	$14 million to $17 million
$37 million to $44 million

The Company recorded expenses of $2.3 million for the three months ended March 29, 2015 related to the 2014 Manufacturing Footprint Realignment Plan. Of this amount, $0.2 million was recorded as restructuring expense for the three months ended March 29, 2015, and $2.1 million related to accelerated depreciation and certain other costs resulting from the plan and was included in cost of goods sold. The Company incurred net aggregate restructuring and impairment charges over the term of this program of $9.4 million. Additionally, the Company incurred net aggregate accelerated depreciation and certain other costs, which were included in cost of sales, over the term of this program of $7.1 million. As of March 29, 2015, the Company has a restructuring reserve of $8.8 million in connection with this plan, all of which relates to termination benefits.
As the 2014 Manufacturing Footprint Realignment Plan progresses, management will reevaluate the estimated expenses set forth above, and may revise its estimates, as appropriate, consistent with generally accepted accounting principles.
2014 European Restructuring Plan
On February 27, 2014, the Company committed to a restructuring plan (the “2014 European Restructuring Plan”), which impacts certain administrative functions in Europe and involves the consolidation of operations and a related reduction in workforce at certain of the Company’s European facilities.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company recorded nominal charges for the three months ended March 29, 2015 with respect to this program. The Company incurred net aggregate restructuring and impairment charges over the term of this program of $7.8 million. As of March 29, 2015, the Company had a reserve of $0.4 million in connection with the 2014 European Restructuring Plan.  The Company expects to complete this plan in 2015.
Other 2014 Restructuring Programs
In June 2014, the Company initiated programs to consolidate locations in Australia and terminate certain distributor agreements in an effort to reduce costs. As a result of these actions, the Company expects to incur aggregate restructuring and impairment charges over the term of these restructuring programs of approximately $4 million, of which, $3.6 million was incurred through March 29, 2015. These programs include costs related to termination benefits, contract termination costs and other exit costs. As of March 29, 2015, the Company had a reserve of $0.9 million in connection with these programs. The Company expects to complete the programs in 2015.
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
As of March 29, 2015, the Company incurred net aggregate restructuring and impairment charges over the term of this program of $11.3 million. The Company expects future restructuring expenses associated with this program, if any, to be nominal. As of March 29, 2015, the Company had a reserve of $0.1 million associated with this program. The Company expects to complete the program in 2015.
2013 Restructuring Charges
In 2013, the Company initiated restructuring programs to consolidate administrative and manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company has incurred an aggregate of $11.1 million in restructuring and impairment charges over the term of these restructuring programs. These programs entail costs related to termination benefits, contract termination costs and charges related to post-closing obligations associated with its acquired businesses. Future restructuring expenses associated with these programs are expected to be nominal. As of March 29, 2015, the Company has a reserve of $0.8 million in connection with these programs. The Company expects to complete the programs in 2015.
2012 Restructuring Program
In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse; and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. As of March 29, 2015, the Company has incurred net aggregate restructuring and impairment charges of $6.4 million over the term of this program, and expect future restructuring expenses associated with the program, if any, to be nominal. As of March 29, 2015, the Company has a reserve of $0.5 million in connection with the program. The Company expects to complete this program in 2015.
Impairment Charges
There were no impairment charges recorded for the three months ended March 29, 2015 or March 30, 2014.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The restructuring and impairment charges recognized for the three months ended March 29, 2015 and March 30, 2014 consisted of the following:

Three Months Ended March 29, 2015
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2015 Restructuring programs	$3,550	$67	$621	$—	$4,238
2014 Manufacturing footprint realignment plan	137	22	—	4	163
2014 European restructuring plan	9	—	—	17	26
Other 2014 restructuring programs	—	—	49	—	49
LMA restructuring program	—	—	(31)	—	(31)
2013 Restructuring programs	3	—	—	—	3
Total restructuring and impairment charges	$3,699	$89	$639	$21	$4,448

Three Months Ended March 30, 2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
LMA restructuring program	$—	$42	$(472)	$—	$(430)
2014 European restructuring program	8,318	—	—	—	8,318
2013 Restructuring programs	168	—	—	—	168
2012 Restructuring program	(610)	320	—	—	(290)
2011 Restructuring program	—	14	—	—	14
Total restructuring and impairment charges	$7,876	$376	$(472)	$—	$7,780

Termination benefits include estimated employee retention, severance and benefit payments for terminated employees.
Facility closure costs include general operating costs incurred subsequent to production shut-down as well as equipment relocation and other associated costs.
Contract termination costs include costs associated with terminating existing leases and distributor agreements.
Other costs include legal, outplacement and employee relocation costs and other employee-related costs.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring and impairment charges by reportable segment for the three months ended March 29, 2015 and March 30, 2014 are set forth in the following table:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in thousands)
Restructuring and impairment charges
Vascular North America	$830	$14
Anesthesia/Respiratory North America	(40)	27
Surgical North America	23	—
EMEA	(32)	7,889
Asia	—	78
OEM	—	—
All other	3,667	(228)
Total restructuring and impairment charges	$4,448	$7,780

Note 5 — Inventories, net
Inventories as of March 29, 2015 and December 31, 2014 consisted of the following:

	March 29, 2015	December 31, 2014
	(Dollars in thousands)
Raw materials	$70,285	$68,191
Work-in-process	57,205	58,526
Finished goods	244,814	242,750
	372,304	369,467
Less: inventory reserve	(33,568)	(33,874)
Inventories, net	$338,736	$335,593

Note 6 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable segment for the three months ended March 29, 2015:

	Vascular North America	Anesthesia/ Respiratory North America	Surgical North America	EMEA	Asia	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2014
Goodwill	$459,696	$166,514	$250,912	$339,029	$144,712	$294,818	$1,655,681
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	240,169	59,441	250,912	339,029	144,712	289,290	1,323,553
Goodwill related to acquisitions	—	—	—	—	2,801	—	2,801
Translation adjustment	—	(516)	—	(28,541)	(3,628)	(163)	(32,848)
Balance at March 29, 2015
Goodwill	459,696	165,998	250,912	310,488	143,885	294,655	1,625,634
Accumulated impairment losses	(219,527)	(107,073)	—	—	—	(5,528)	(332,128)
	$240,169	$58,925	$250,912	$310,488	$143,885	$289,127	$1,293,506

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information as of March 29, 2015 and December 31, 2014 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	March 29, 2015	December 31, 2014	March 29, 2015	December 31, 2014
	(Dollars in thousands)
Customer relationships	$616,788	$624,574	$(196,679)	$(192,876)
In-process research and development	41,000	68,694	—	—
Intellectual property	489,857	467,068	(151,521)	(146,131)
Distribution rights	15,519	16,101	(13,751)	(14,243)
Trade names	386,194	396,269	(3,858)	(2,764)
Non-compete agreements	337	337	(337)	(309)
	$1,549,695	$1,573,043	$(366,146)	$(356,323)
In May 2012, the Company acquired Semprus BioSciences, a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications.  The Company experienced difficulties with respect to the development of the Semprus technology, and devoted further research and testing towards attempting to resolve the issue. As a result of these efforts, the Company believes it has resolved the issue and is focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of this technology. Despite this progress, significant challenges to commercialization of the Semprus technology remain, and the Company ultimately may find it necessary to recognize future impairment charges with respect to the related assets, which could be material. As of March 29, 2015, the Company has in-process research and development ("IPR&D") intangible assets of $41.0 million related to this investment which are recorded in intangible assets, net.
During the first quarter 2015, certain previously acquired research and development projects were completed and the related IPR&D assets of $27.6 million, which were previously classified as indefinite lived intangible assets, were reclassified to finite-lived intangible assets subject to amortization, specifically, intellectual property; therefore, the Company commenced amortization of these assets. The assets are being amortized over their estimated useful lives, which range from 7 to 18 years.
Also during the first quarter 2015, the Company reassessed the useful life of one of its trade names, which had a carrying value of $61.5 million, and reclassified it from an indefinite lived intangible asset to a finite lived intangible asset with an estimated useful life of 20 years.
Amortization expense related to intangible assets was $14.7 million and $16.0 million for the three months ended March 29, 2015 and March 30, 2014, respectively. Estimated annual amortization expense for the remainder of 2015 and the next five succeeding years is as follows (dollars in thousands):

2015	$43,600
2016	59,500
2017	59,000
2018	58,700
2019	58,400
2020	58,200

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7 — Borrowings
The Company's borrowings at March 29, 2015 and December 31, 2014 are as follows:

	March 29, 2015	December 31, 2014
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.92% at March 29, 2015, due 2018	$200,000	$200,000
3.875% Convertible Senior Subordinated Notes due 2017	399,846	399,898
6.875% Senior Subordinated Notes due 2019	250,000	250,000
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 0.93% at March 29, 2015	34,700	4,700
	1,134,546	1,104,598
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(32,981)	(36,197)
	1,101,565	1,068,401
Current borrowings	(401,565)	(368,401)
Long-term borrowings	$700,000	$700,000

 Classification of 3.875% Convertible Notes as a Current Liability
The Company's 3.875% Convertible Notes due 2017 (the "Convertible Notes") are convertible into shares of the Company's common stock at the option of the holder upon the occurrence of any of the following circumstances (i) during any fiscal quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price on each applicable trading day; or (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each trading day during the measurement period; or (iii) upon the occurrence of specified corporate events; or (iv) at any time on or after May 1, 2017 up to and including July 28, 2017. The Convertible Notes are convertible at a conversion rate of 16.3084 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $61.32 per share. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company’s conversion obligation may be satisfied, at the Company’s option, in shares of common stock, cash or a combination of cash and shares of common stock. The Company has elected a net-settlement method to satisfy its conversion obligation. Under the net-settlement method, the Company will settle the $1,000 principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.
Since the fourth quarter 2013, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of March 29, 2015 and December 31, 2014. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase.  Consequently, it is possible that the Convertible Notes may not be convertible in one or more future quarters, in which case the Convertible Notes would again be classified as long-term debt, unless one of the other conversion contingencies described above were to be satisfied. While the Company believes it has sufficient liquidity to repay the principal amount due through a combination of utilizing its existing cash on hand and accessing its credit facility, the Company's use of these funds could adversely affect its results of operations and liquidity.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Redemption of 6.875% Senior Subordinated Notes due 2019
On April 30, 2015, the Company issued a notice of redemption to holders of its outstanding $250 million aggregate principal amount of 6.875% Senior Subordinated Notes due 2019 (the “2019 Notes”).  Pursuant to the notice of redemption, the 2019 Notes will be redeemed on June 1, 2015 (the “Redemption Date”) at a redemption price equal to 103.438% of the principal amount of the 2019 Notes plus accrued and unpaid interest up to, but not including, the Redemption Date (the “Redemption Price”).  The notice of redemption provides that the redemption is subject to the condition that the Company is able to borrow funds under its revolving credit agreement on the Redemption Date in an amount sufficient to pay the aggregate Redemption Price.
Fair Value of Long-Term Debt
The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of March 29, 2015 is $1,101.6 million. To determine the fair value of its debt, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of March 29, 2015, categorized by the level of inputs, within the fair value hierarchy, used to measure fair value (see Note 10, “Fair value measurement,” in the Company’s annual report on Form 10-K for the year ended December 31, 2014 for further information):

Fair value of debt
(Dollars in thousands)
Level 1	$1,040,170
Level 2	494,596
Total	$1,534,766

Note 8 — Financial instruments
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the condensed consolidated balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive (loss) income and thereafter is recognized in the condensed consolidated statement of income in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in the condensed consolidated statement of income in the period in which such gains and losses occur.
The following table presents the location and fair value of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of March 29, 2015 and December 31, 2014:

	March 29, 2015	December 31, 2014
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts:
Prepaid expenses and other current assets	$1,737	$—
Total asset derivatives	$1,737	$—
Liability derivatives:
Foreign currency forward contracts:
Other current liabilities	$1,553	$—
Total liability derivatives	$1,553	$—
The total notional amount for all open foreign currency forward contracts as of March 29, 2015 is approximately $99.6 million. As of December 31, 2014, the Company had no open foreign currency forward contracts.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information as to the gains attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive (loss) income (“OCI”) for the three months ended March 29, 2015 and March 30, 2014:

	After Tax Gain Recognized in OCI
	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in thousands)
Foreign currency forward contracts	$44	$70
Total	$44	$70

See Note 10 for information on the location and amount of gains attributable to derivatives that were reclassified from accumulated other comprehensive (loss) income (“AOCI”) to expense (income), net of tax.
There was no ineffectiveness related to the Company’s derivatives during the three months ended March 29, 2015 and March 30, 2014.
Based on exchange rates at March 29, 2015, approximately $0.1 million of unrealized gains, net of tax, within AOCI are expected to be reclassified from AOCI to the condensed consolidated statement of income during the remainder of 2015. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.
Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable is generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries which are subject to payment delays. Payment is dependent upon the creditworthiness of those countries’ and the financial stability of their economies.
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
An allowance for doubtful accounts is maintained for accounts receivable based on the Company’s historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts was $8.3 million and $8.8 million at March 29, 2015 and December 31, 2014, respectively. The current portion of the allowance for doubtful accounts at March 29, 2015 and December 31, 2014 of $2.3 million and $2.4 million, respectively, is reflected in accounts receivable, net. The allowance for doubtful accounts on receivables outstanding for greater than one year at March 29, 2015 and December 31, 2014 of $6.0 million and $6.4 million, respectively, is reflected in other assets.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Certain of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal. As a result, the Company increased the allowance for doubtful accounts related to these customers. If the financial condition of these customers or the healthcare systems in these countries deteriorate to the extent that the ability of an increasing number of customers to satisfy their payment obligations is uncertain, additional allowances may be required in future periods. The aggregate net current and long-term accounts receivable for customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term accounts receivable represented by the net current and long-term accounts receivable for customers in those countries at March 29, 2015 and December 31, 2014 are as follows:

	March 29, 2015	December 31, 2014
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $7.1 million and $8.1 million at March 29, 2015 and December 31, 2014, respectively) in Greece, Italy, Spain and Portugal (1)	$76,322	$76,190
Percentage of total net current and long-term accounts receivable	26.6%	27.3%

(1)The long-term portion of accounts receivable, net from customers in Greece, Italy, Spain and Portugal at March 29, 2015 and December 31, 2014 was $10.3 million and $11.3 million, respectively, and is reported on the condensed consolidated balance sheet in other assets.
For the three months ended March 29, 2015 and March 30, 2014, net revenues from customers in Greece, Italy, Spain and Portugal were $33.0 million and $39.3 million, respectively.

Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s 2014 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2014.
The following tables provide information regarding the financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2015 and December 31, 2014:

	Total carrying value at March 29, 2015	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,954	$6,954	$—	$—
Derivative assets	1,737	—	1,737	—
Derivative liabilities	1,553	—	1,553	—
Contingent consideration liabilities	29,825	—	—	29,825

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,863	$6,863	$—	$—
Contingent consideration liabilities	33,433	—	—	33,433
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the three months ended March 29, 2015.
The following table provides information regarding changes in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions during the three months ended March 29, 2015:

Contingent consideration
2015
(Dollars in thousands)
Balance - December 31, 2014	$33,433
Payment	(4,000)
Revaluations	392
Balance - March 29, 2015	$29,825
Valuation Techniques
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under Company benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.
The Company’s financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company uses foreign currency forward contracts to manage currency transaction exposure. The Company measures the fair value of the foreign currency forward contracts by calculating the amount required to enter into offsetting contracts with similar remaining maturities, based on quoted market prices, and taking into account the creditworthiness of the counterparties.
     The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The Company accounts for contingent consideration in accordance with applicable accounting guidance related to business combinations. In connection with several of its acquisitions, the Company agreed to pay contingent consideration upon the achievement of specified objectives, including receipt of regulatory approvals, achievement of sales targets and, in some instances, the passage of time, and recorded contingent consideration liabilities at the time of the acquisitions. The Company determines the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments under contingent consideration arrangements is based on several factors including:

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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In connection with the Company's contingent consideration arrangements, the Company estimates that it will make payments in 2015 through 2029. As of March 29, 2015, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $11.0 million and $78.9 million. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.
The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements as of March 29, 2015:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	1.7% - 10% (7.3%)
		Probability of payment	0% - 100% (50.2%)
As of March 29, 2015, the Company recorded $29.8 million of total liabilities for contingent consideration, of which $7.5 million and $22.3 million were recorded as the current portion of contingent consideration and other liabilities, respectively, in the condensed consolidated balance sheet.

Note 10 — Changes in shareholders’ equity
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Shares in thousands)
Basic	41,469	41,262
Dilutive effect of share-based awards	467	471
Dilutive effect of 3.875% Convertible Notes and warrants	5,359	4,016
Diluted	47,295	45,749
Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 5.8 million and 6.5 million for the three months ended March 29, 2015 and March 30, 2014, respectively.
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes, or $61.32 per share, the impact of conversion would be dilutive and the dilutive effect of conversion of the Convertible Notes is reflected in diluted earnings per share. As described in Note 7, the Company has elected the net settlement method of accounting for these conversions, under which the Company will settle the principal amount of the Convertible Notes in cash, and settle the excess conversion value in shares. As a result, in these periods, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately analyze the impact of the warrant agreements on diluted weighted average shares outstanding, while excluding the impact of the convertible note hedge agreements because it would be anti-dilutive. The reductions in diluted shares that would result from including the anti-dilutive impact of the convertible note hedges would have been 3.1 million and 2.5 million for the three months ended March 29, 2015 and March 30, 2014, respectively. The treasury stock method is applied when the warrants are in-the-money and assumes the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The strike price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 2.3 million and 1.6 million for the three months ended March 29, 2015 and March 30, 2014, respectively.
In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through March 29, 2015, no shares have been purchased under this Board authorization.
The following tables provide information relating to the changes in accumulated other comprehensive (loss) income, net of tax, for the three months ended March 29, 2015 and March 30, 2014:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2014	$—	$(141,744)	$(119,151)	$(260,895)
Other comprehensive income (loss) before reclassifications	243	810	(83,151)	(82,098)
Amounts reclassified from accumulated other comprehensive (loss) income	(199)	1,096	—	897
Net current-period other comprehensive income (loss)	44	1,906	(83,151)	(81,201)
Balance at March 29, 2015	$44	$(139,838)	$(202,302)	$(342,096)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2013	$—	$(97,037)	$(13,818)	$(110,855)
Other comprehensive income (loss) before reclassifications	113	(159)	4,051	4,005
Amounts reclassified from accumulated other comprehensive (loss) income	(43)	783	—	740
Net current-period other comprehensive income	70	624	4,051	4,745
Balance at March 30, 2014	$70	$(96,413)	$(9,767)	$(106,110)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the reclassifications of losses/(gain) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three months ended March 29, 2015 and March 30, 2014:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(209)	$(77)
Total before tax	(209)	(77)
Tax benefit	10	34
Net of tax	$(199)	$(43)
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,606	$1,102
Prior-service costs(1)	—	(5)
Total before tax	1,606	1,097
Tax expense	(510)	(314)
Net of tax	$1,096	$783

Total reclassifications, net of tax	$897	$740

(1)
These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 12 for additional information).

Note 11 — Taxes on income from continuing operations
The effective income tax rates for the three months ended March 29, 2015 and March 30, 2014 are as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Effective income tax rate	19.2%	19.5%
The effective income tax rate for the three months ended March 29, 2015 and March 30, 2014 was 19.2% and 19.5%, respectively. There were no significant events impacting the effective tax rate for the three months ended March 29, 2015.

Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of March 29, 2015, the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are frozen.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(Dollars in thousands)
Service cost	$471	$450	$107	$138
Interest cost	4,486	4,483	512	597
Expected return on plan assets	(6,425)	(6,260)	—	—
Net amortization and deferral	1,530	1,071	77	26
Net benefit expense (income)	$62	$(256)	$696	$761
The Company’s pension contributions are expected to be approximately $2.9 million during 2015, of which $1.2 million were made during the three months ended March 29, 2015.

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 29, 2015 the Company has recorded $1.1 million in accrued liabilities and $6.5 million, in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 29, 2015. The time frame, over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of March 29, 2015, the Company accrued liabilities of $5.0 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amount accrued as of March 29, 2015, $1.5 million pertains to discontinued operations.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company has filed post-trial motions seeking to overturn the verdict or reduce the amount of damages, which the Company believes are excessive. If the Court denies the motions, the Company intends to pursue an appeal. As of March 29, 2015, the Company has accrued a liability representing its best estimate of any probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter in excess of $10.0 million will be covered by the Company’s product liability insurance.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of March 29, 2015, the most significant tax examinations in process are in Austria, Canada, Germany and the United States. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
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
The Company’s reportable segments, other than the Original Equipment Manufacturer and Development Services ("OEM") segment, design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care and generally serve two end markets: hospitals and healthcare providers, and home health. The products of these segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Company’s OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present the Company’s segment results for the three months ended March 29, 2015 and March 30, 2014:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in thousands)
Revenue
Vascular North America	$67,913	$62,506
Anesthesia/Respiratory North America	55,390	54,714
Surgical North America	38,059	35,231
EMEA	129,282	150,245
Asia	48,529	49,602
OEM	34,715	33,182
All other	55,542	53,066
Consolidated net revenues	$429,430	$438,546

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in thousands)
Operating profit
Vascular North America	$12,702	$9,392
Anesthesia/Respiratory North America	7,752	5,687
Surgical North America	12,327	10,548
EMEA	26,335	26,881
Asia	8,146	12,837
OEM	8,043	6,604
All other	8,349	9,768
Total segment operating profit (1)	83,654	81,717
Unallocated expenses (2)	(18,046)	(22,697)
Income from continuing operations before interest and taxes	$65,608	$59,020

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

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, and restructuring and impairment charges.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in thousands)
Depreciation and amortization
Vascular North America	$8,477	$7,855
Anesthesia/Respiratory North America	3,195	4,428
Surgical North America	2,478	2,369
EMEA	7,898	8,937
Asia	2,398	1,838
OEM	1,667	1,456
All other	3,737	4,530
Consolidated depreciation and amortization	$29,850	$31,413

Effective April 1, 2015, the Company reorganized certain of its businesses to better leverage the Company’s resources. As a result, the Company realigned its operating segments. Specifically, the Company's Anesthesia/Respiratory North America operating segment was split into two operating segments, Anesthesia North America and Respiratory North America. Additionally, the businesses comprising the Company's Specialty operating segment (which was not a reportable segment and, therefore, was included in the "All other" category in the Company's presentation of segment information) were transferred to the Anesthesia North America, Vascular North America and Respiratory North America operating segments.

As a result of the operating segment changes described above, the Company has the following six reportable operating segments: Vascular North America, Anesthesia North America, Surgical North America, EMEA, Asia and OEM. In connection with its presentation of segment information, the Company will continue to present certain operating segments, including, among others, the Respiratory North America operating segment, in the “All other” category. In future filings, the Company will restate the operating segment results for prior comparative periods. Additionally, the segment realignment resulted in certain changes to the reporting unit structure and reallocation of goodwill to the new reporting units. Therefore, the Company will perform a goodwill impairment analysis of the affected reporting units during the second quarter 2015.
Geographic data
The following table provides total net revenues for the three months ended March 29, 2015 and March 30, 2014 and total net property, plant and equipment by geographic region as of March 29, 2015 and December 31, 2014:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in thousands)
Net revenue (based on selling location)
United States	$231,206	$216,461
Other Americas	13,441	14,771
Europe	140,682	168,775
All other	44,101	38,539
	$429,430	$438,546

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	March 29, 2015	December 31, 2014
	(Dollars in thousands)
Net property, plant and equipment
United States	$177,431	$174,893
Malaysia	36,173	36,427
Czech Republic	32,541	35,655
All other	63,961	70,460
	$310,106	$317,435

Note 15 — Condensed consolidating guarantor financial information
In June 2011, Teleflex Incorporated (referred to below as “Parent Company”) issued $250 million of its 6.875% senior subordinated notes due 2019 through a registered public offering. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive (loss) income for the three months ended March 29, 2015 and March 30, 2014, condensed consolidating balance sheets as of March 29, 2015 and December 31, 2014 and condensed consolidating statements of cash flows for the three months ended March 29, 2015 and March 30, 2014, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-guarantor subsidiaries, on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidated financial information, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.
Consolidating entries and eliminations in the following condensed consolidated financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the Guarantor Subsidiaries and the Non-guarantor subsidiaries, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 29, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$264,161	$258,901	$(93,632)	$429,430
Cost of goods sold	—	158,326	137,618	(89,151)	206,793
Gross profit	—	105,835	121,283	(4,481)	222,637
Selling, general and administrative expenses	11,452	84,268	43,817	160	139,697
Research and development expenses	—	11,127	1,757	—	12,884
Restructuring and impairment charges	—	3,739	709	—	4,448
Income (loss) from continuing operations before interest, and taxes	(11,452)	6,701	75,000	(4,641)	65,608
Interest expense	34,360	(18,569)	1,381	—	17,172
Interest income	—	—	(169)	—	(169)
Income (loss) from continuing operations before taxes	(45,812)	25,270	73,788	(4,641)	48,605
Taxes (benefit) on income from continuing operations	(15,293)	10,992	10,804	2,829	9,332
Equity in net income of consolidated subsidiaries	69,538	63,233	97	(132,868)	—
Income from continuing operations	39,019	77,511	63,081	(140,338)	39,273
Operating (loss) income from discontinued operations	(503)	—	4	—	(499)
Taxes on loss from discontinued operations	164	—	40	—	204
Loss from discontinued operations	(667)	—	(36)	—	(703)
Net income	38,352	77,511	63,045	(140,338)	38,570
Less: Income from continuing operations attributable to noncontrolling interests	—	—	218	—	218
Net income attributable to common shareholders	38,352	77,511	62,827	(140,338)	38,352
Other comprehensive loss attributable to common shareholders	(81,201)	(106,761)	(76,290)	183,051	(81,201)
Comprehensive loss attributable to common shareholders	$(42,849)	$(29,250)	$(13,463)	$42,713	$(42,849)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$262,425	$248,437	$(72,316)	$438,546
Cost of goods sold	—	152,368	137,873	(72,854)	217,387
Gross profit	—	110,057	110,564	538	221,159
Selling, general and administrative expenses	10,778	81,395	47,921	203	140,297
Research and development expenses	—	12,010	2,052	—	14,062
Restructuring and impairment charges	—	(188)	7,968	—	7,780
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	(10,778)	16,840	52,623	335	59,020
Interest expense	33,726	(19,907)	1,585	—	15,404
Interest income	—	—	(187)	—	(187)
Income (loss) from continuing operations before taxes	(44,504)	36,747	51,225	335	43,803
Taxes (benefit) on income from continuing operations	(15,420)	17,218	8,832	(2,096)	8,534
Equity in net income of consolidated subsidiaries	64,124	43,108	94	(107,326)	—
Income from continuing operations	35,040	62,637	42,487	(104,895)	35,269
Operating loss from discontinued operations	(25)	—	—	—	(25)
Taxes on loss from discontinued operations	57	—	43	—	100
Loss from discontinued operations	(82)	—	(43)	—	(125)
Net income	34,958	62,637	42,444	(104,895)	35,144
Less: Income from continuing operations attributable to noncontrolling interests	—	—	186	—	186
Net income attributable to common shareholders	34,958	62,637	42,258	(104,895)	34,958
Other comprehensive income attributable to common shareholders	4,745	7,228	8,523	(15,751)	4,745
Comprehensive income attributable to common shareholders	$39,703	$69,865	$50,781	$(120,646)	$39,703

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 29, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$28,102	$—	$280,657	$—	$308,759
Accounts receivable, net	3,893	5,176	272,063	3,695	284,827
Accounts receivable from consolidated subsidiaries	10,159	2,197,884	266,150	(2,474,193)	—
Inventories, net	—	206,295	159,769	(27,328)	338,736
Prepaid expenses and other current assets	14,965	7,262	18,708	—	40,935
Prepaid taxes	21,149	—	12,844	—	33,993
Deferred tax assets	30,248	16,856	9,458	—	56,562
Assets held for sale	2,901	—	4,058	—	6,959
Total current assets	111,417	2,433,473	1,023,707	(2,497,826)	1,070,771
Property, plant and equipment, net	3,329	172,767	134,010	—	310,106
Goodwill	—	703,664	589,842	—	1,293,506
Intangibles assets, net	—	734,111	449,438	—	1,183,549
Investments in affiliates	5,448,202	1,321,811	20,940	(6,790,219)	734
Deferred tax assets	51,316	—	3,968	(54,165)	1,119
Notes receivable and other amounts due from consolidated subsidiaries	1,206,846	1,566,089	189	(2,773,124)	—
Other assets	29,392	6,836	27,582	—	63,810
Total assets	$6,850,502	$6,938,751	$2,249,676	$(12,115,334)	$3,923,595
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$366,865	$—	$34,700	$—	$401,565
Accounts payable	1,645	38,619	35,046	—	75,310
Accounts payable to consolidated subsidiaries	2,245,622	185,006	43,568	(2,474,196)	—
Accrued expenses	18,174	24,052	29,679	—	71,905
Current portion of contingent consideration	—	7,462	—	—	7,462
Payroll and benefit-related liabilities	16,836	15,766	33,722	—	66,324
Accrued interest	12,792	—	63	—	12,855
Income taxes payable	—	—	17,558	—	17,558
Other current liabilities	1,672	5,089	4,685	—	11,446
Total current liabilities	2,663,606	275,994	199,021	(2,474,196)	664,425
Long-term borrowings	700,000	—	—	—	700,000
Deferred tax liabilities	—	438,571	42,362	(54,165)	426,768
Pension and other postretirement benefit liabilities	108,627	34,881	19,087	—	162,595
Noncurrent liability for uncertain tax positions	11,716	15,630	21,988	—	49,334
Notes payable and other amounts due from consolidated subsidiaries	1,486,644	1,129,731	157,293	(2,773,668)	—
Other liabilities	21,976	25,204	12,691	—	59,871
Total liabilities	4,992,569	1,920,011	452,442	(5,302,029)	2,062,993
Total common shareholders' equity	1,857,933	5,018,740	1,794,565	(6,813,305)	1,857,933
Noncontrolling interest	—	—	2,669	—	2,669
Total equity	1,857,933	5,018,740	1,797,234	(6,813,305)	1,860,602
Total liabilities and equity	$6,850,502	$6,938,751	$2,249,676	$(12,115,334)	$3,923,595

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,996	$—	$275,240	$—	$303,236
Accounts receivable, net	2,346	2,422	265,081	3,855	273,704
Accounts receivable from consolidated subsidiaries	37,378	2,303,284	272,811	(2,613,473)	—
Inventories, net	—	204,335	154,544	(23,286)	335,593
Prepaid expenses and other current assets	14,301	4,786	16,610	—	35,697
Prepaid taxes	23,493	—	16,763	—	40,256
Deferred tax assets	30,248	17,387	9,666	—	57,301
Assets held for sale	2,901	—	4,521	—	7,422
Total current assets	138,663	2,532,214	1,015,236	(2,632,904)	1,053,209
Property, plant and equipment, net	3,489	170,054	143,892	—	317,435
Goodwill	—	703,663	619,890	—	1,323,553
Intangibles assets, net	—	743,222	473,498	—	1,216,720
Investments in affiliates	5,662,773	1,359,661	21,253	(7,042,537)	1,150
Deferred tax assets	52,244	—	5,535	(56,601)	1,178
Notes receivable and other amounts due from consolidated subsidiaries	1,025,859	1,489,994	—	(2,515,853)	—
Other assets	27,999	6,801	29,210	—	64,010
Total assets	$6,911,027	$7,005,609	$2,308,514	$(12,247,895)	$3,977,255
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$363,701	$—	$4,700	$—	$368,401
Accounts payable	1,449	32,692	29,959	—	64,100
Accounts payable to consolidated subsidiaries	2,259,891	188,908	163,291	(2,612,090)	—
Accrued expenses	17,149	21,479	33,755	—	72,383
Current portion of contingent consideration	—	11,276	—	—	11,276
Payroll and benefit-related liabilities	20,693	27,228	37,521	—	85,442
Accrued interest	9,152	—	17	—	9,169
Income taxes payable	—	—	13,768	—	13,768
Other current liabilities	5	3,065	7,290	—	10,360
Total current liabilities	2,672,040	284,648	290,301	(2,612,090)	634,899
Long-term borrowings	700,000	—	—	—	700,000
Deferred tax liabilities	—	462,274	45,867	(56,600)	451,541
Pension and other postretirement benefit liabilities	110,830	35,074	21,337	—	167,241
Noncurrent liability for uncertain tax positions	11,431	15,569	23,884	—	50,884
Notes payable and other amounts due from consolidated subsidiaries	1,483,984	932,718	103,908	(2,520,610)	—
Other liabilities	21,433	24,900	12,658	—	58,991
Total liabilities	4,999,718	1,755,183	497,955	(5,189,300)	2,063,556
Total common shareholders' equity	1,911,309	5,250,426	1,808,169	(7,058,595)	1,911,309
Noncontrolling interest	—	—	2,390	—	2,390
Total equity	1,911,309	5,250,426	1,810,559	(7,058,595)	1,913,699
Total liabilities and equity	$6,911,027	$7,005,609	$2,308,514	$(12,247,895)	$3,977,255

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 29, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(55,153)	$(1,914)	$99,425	$—	$42,358
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(37)	(7,738)	(6,670)	—	(14,445)
Proceeds from sale of assets and investments	—	—	—	—	—
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(7,375)	—	(7,375)
Net cash used in investing activities from continuing operations	(37)	(7,738)	(14,045)	—	(21,820)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	30,000	—	—	—	30,000
Repayment of long-term borrowings	(52)	—	—	—	(52)
Net proceeds from share based compensation plans and the related tax impacts	(289)	—	—	—	(289)
Payments for contingent consideration	—	(3,989)	—	—	(3,989)
Dividends	(14,118)	—	—	—	(14,118)
Intercompany transactions	40,057	13,641	(53,698)	—	—
Intercompany dividends paid	—	—	—	—	—
Net cash provided by (used in) financing activities from continuing operations	55,598	9,652	(53,698)	—	11,552
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(302)	—	(824)	—	(1,126)
Net cash used in discontinued operations	(302)	—	(824)	—	(1,126)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25,441)	—	(25,441)
Net increase in cash and cash equivalents	106	—	5,417	—	5,523
Cash and cash equivalents at the beginning of the period	27,996	—	275,240	—	303,236
Cash and cash equivalents at the end of the period	$28,102	$—	$280,657	$—	$308,759

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(22,185)	$24,438	$39,665	$—	$41,918
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(753)	(4,823)	(6,533)	—	(12,109)
Proceeds from sales of assets and investments	1,669	—	—	—	1,669
Payments for business intangibles acquired, net of cash acquired	—	—	(28,991)	—	(28,991)
Investments in affiliates	(60)	—	—	—	(60)
Net cash provided by (used in) investing activities from continuing operations	856	(4,823)	(35,524)	—	(39,491)
Cash Flows from Financing Activities of Continuing Operations:
Debt extinguishment, issuance and amendment fees	(90)	—	—	—	(90)
Net proceeds from share based compensation plans and the related tax impacts	323	—	—	—	323
Dividends	(14,051)	—	—	—	(14,051)
Intercompany transactions	15,776	(28,602)	12,826	—	—
Net cash provided by (used in) financing activities from continuing operations	1,958	(28,602)	12,826	—	(13,818)
Cash Flows from Discontinued Operations:					—
Net cash used in operating activities	(1,167)	—	—	—	(1,167)
Net cash used in discontinued operations	(1,167)	—	—	—	(1,167)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,223	—	2,223
Net (decrease) increase in cash and cash equivalents	(20,538)	(8,987)	19,190	—	(10,335)
Cash and cash equivalents at the beginning of the period	42,749	14,500	374,735	—	431,984
Cash and cash equivalents at the end of the period	22,211	5,513	393,925	—	421,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; and global economic factors, including currency exchange rates, interest rates and sovereign debt issues; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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

We also evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may identify opportunities to expand our margins through strategic divestitures of existing businesses and product lines that do not meet our objectives.  In addition, we may seek to optimize our overall facility footprint through restructuring initiatives to further reduce our cost base and enhance our competitive position.  For a discussion of our ongoing restructuring programs, see "Restructuring and impairment charges" under “Results of Operations” below.
On January 20, 2015, we acquired Human Medics Co., Ltd. (“Human Medics”), a distributor of medical devices and supplies primarily for the Korean market and accounted for the acquisition as a business combination. The total fair value of the consideration for this acquisition was $8.9 million. See Note 3 to the condensed consolidated financial statements included in this report for additional information regarding the acquisition.

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
In our Annual Report on Form 10-K for the year ended December 31, 2014, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
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

In addition, the Affordable Care Act imposed a 2.3% excise tax on sales of medical devices, beginning in 2013. For the three months ended March 29, 2015 and March 30, 2014, we incurred medical device excise taxes of $3.2 million and $2.9 million, respectively, which are included in selling, general and administrative expenses.
Results of Operations
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in millions)
Net Revenues	$429.4	$438.5
Net revenues for the three months ended March 29, 2015 decreased $9.1 million, or 2.1%, compared to the corresponding prior year period. The decrease is largely due to unfavorable fluctuations in foreign currency exchange rates of $31.8 million, primarily in the EMEA (Europe, the Middle East and Africa) and Asia segments, and decreases in sales volumes in Asia of $1.9 million. The decrease in net revenues was partly offset by increases in sales volumes of $13.0 million, primarily in the Vascular North America, OEM and EMEA segments and the businesses included in the "All other" category (referred to below as the "'All other" businesses), new product sales of $5.5 million, primarily in the EMEA and Surgical North America segments, and price increases of $2.4 million, primarily in the Asia and Surgical North America segments. Additionally, the businesses acquired in 2014 and 2015, including Mayo Healthcare, Mini-Lap and Human Medics, generated $3.6 million of incremental net revenues for the three months ended March 29, 2015.

Gross profit

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in millions)
Gross profit	$222.6	$221.2
Percentage of sales	51.8%	50.4%

For the three month ended March 29, 2015 gross profit increased $1.4 million compared to the corresponding prior year period. The increase in gross profit, after considering the unfavorable impact of foreign currency exchange rate fluctuations of $18.4 million, reflects the impact of higher sales volumes of existing products of $8.8 million, primarily in the Vascular North America, EMEA and OEM segments, increases in new product sales across all of our segments of $2.6 million, price increases of $2.4 million, primarily in the Surgical North America and Asia segments, increased sales of higher margin products of $2.2 million, primarily in our Anesthesia/Respiratory North America segment and certain of our "All other" businesses. Additionally, the businesses acquired during 2014 and 2015 and reduced manufacturing costs contributed $2.3 million and $2.8 million, respectively, to incremental profit. These improvements were also partially offset by the impact of decreases in sales volumes of existing products of $1.2 million in the Asia segment.

Selling, general and administrative

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in millions)
Selling, general and administrative	$139.7	$140.3
Percentage of sales	32.5%	32.0%
Selling, general and administrative expenses decreased $0.6 million compared to the corresponding prior year period. The decrease is due to the favorable impact of foreign currency exchange rate fluctuations of $7.3 million, which resulted in a reduction of expenses, and lower amortization of intangibles expense of $1.3 million resulting from certain intangible assets becoming fully amortized during the third quarter 2014. These declines were partially offset by $3.3 million of higher selling expenses, primarily related to higher sales commissions, $2.1 million of higher marketing expenses primarily related to recently acquired product lines and geographical market penetration initiatives and $1.2 million of expenses associated with our acquisitions including Human Medics and an additional month of expenses for Mayo Healthcare. In addition, selling, general and administrative expenses during the three months ended March 30, 2014 reflected the favorable impact of the $2.8 million reduction in the estimated fair value of our contingent consideration liabilities.
Research and development

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in millions)
Research and development	$12.9	$14.1
Percentage of sales	3.0%	3.2%
The decline in research and development expenses for the three months ended March 29, 2015 compared to the corresponding prior year period primarily reflects the fact that research and development expenses for the three months ended March 30, 2014 included increased investment in 2014 related to businesses acquired in 2013. In addition, the reduction reflects efficiencies obtained in 2015 through integrating certain projects obtained through acquisitions into our existing structure.

Restructuring and impairment charges

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in millions)
Restructuring and impairment charges	$4.4	$7.8

The restructuring and impairment charges for the three months ended March 29, 2015 primarily relate to the 2015 Restructuring Plan. During the first quarter 2015, we committed to programs associated with the reorganization of certain of our businesses and the consolidation of certain facilities in North America. We estimate that we will record pre-tax charges of $6 million to $7 million related to these programs, substantially all of which represent employee termination benefits and contract termination costs and will result in future cash outlays. For the three months ended March 29, 2015, we recorded charges of $4.2 million related to these programs, which primarily relate to termination benefits, contract terminations costs and facility closure and other exit costs. The programs are designed to generate savings beginning in 2015 and, once fully implemented, are expected to generate annual pre-tax savings of $12 million to $14 million.
For the three months ended March 30, 2014, restructuring and impairment charges primarily included an $8.3 million charge related to termination benefit costs incurred in connection with the 2014 European Restructuring Plan, which was partially offset by a reversal of approximately $0.5 million due to a terminated distributor agreement pertaining to our LMA restructuring program.
See Note 4 to the condensed consolidated financial statements included in this report for additional information.
Interest expense

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in millions)
Interest expense	$17.2	$15.4
Average interest rate on debt	4.5%	3.5%
The increase in interest expense for the three months ended March 29, 2015, compared to the corresponding period in 2014, reflects an increase in the average interest rate on all of our outstanding debt, as our 5.25% Senior Notes due 2024, which were issued to pay down the balance on our revolving credit facility during 2014, had a fixed interest rate that is higher than the variable interest rate under our revolving credit facility.
Taxes on income from continuing operations

	Three Months Ended
	March 29, 2015	March 30, 2014
Effective income tax rate	19.2%	19.5%
The effective income tax rate for the three months ended March 29, 2015 and March 30, 2014 was 19.2% and 19.5%, respectively. There were no significant events impacting the effective tax rate for the three months ended March 29, 2015.

Segment Financial Information

	Three Months Ended
	March 29, 2015	March 30, 2014	% Increase
Segment Revenue	(Dollars in millions)
Vascular North America	$67.9	$62.5	8.7
Anesthesia/Respiratory North America	55.4	54.7	1.2
Surgical North America	38.1	35.2	8.0
EMEA	129.3	150.2	(14.0)
Asia	48.5	49.6	(2.2)
OEM	34.7	33.2	4.6
All other	55.5	53.1	4.7
Segment net revenues	$429.4	$438.5	(2.1)

	Three Months Ended
	March 29, 2015	March 30, 2014	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)
Vascular North America	$12.7	$9.4	35.2
Anesthesia/Respiratory North America	7.8	5.7	36.3
Surgical North America	12.3	10.5	16.9
EMEA	26.3	26.9	(2.0)
Asia	8.1	12.8	(36.5)
OEM	8.0	6.6	21.8
All other	8.5	9.8	(14.5)
Segment operating profit (1)	$83.7	$81.7	2.4

(1)
See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.

Comparison of the three months ended March 29, 2015 and March 30, 2014
Vascular North America
Vascular North America net revenues for the three months ended March 29, 2015 increased $5.4 million, or 8.7%, compared to the corresponding prior year period. The increase was primarily due to an increase in sales volumes of existing products of $6.0 million, which was partially offset by price declines and the unfavorable impact of fluctuations in foreign currency exchange rates.
Vascular North America operating profit for the three months ended March 29, 2015 increased $3.3 million, or 35.2%, compared to the corresponding prior year period. The increase was primarily due to the impact of higher sales volumes of $4.0 million, reduced manufacturing costs of $1.0 million and lower research and development employee costs of $0.5 million, which were partially offset by higher non-research and development employee related costs of $1.6 million.
Anesthesia/Respiratory North America
Anesthesia/Respiratory North America net revenues for the three months ended March 29, 2015 increased $0.7 million, or 1.2%, compared to the corresponding prior year period. The increase is primarily attributable to new product sales of $0.9 million.

Anesthesia/Respiratory North America operating profit for the three months ended March 29, 2015 increased $2.1 million, or 36.3%, compared to the corresponding prior year period, which is primarily attributable to the impact of increased sales of higher margin products of $1.4 million and the impact of increases in sales volumes of $0.5 million, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.5 million.
Surgical North America
Surgical North America net revenues for the three months ended March 29, 2015 increased $2.8 million, or 8.0%, compared to the corresponding prior year period.  The increase is primarily attributable to price increases of $1.1 million, new product sales of $1.0 million, the acquisition of Mini-Lap which generated sales of $0.7 million and increases in sales volumes of existing products of $0.5 million, which were partially offset by unfavorable foreign currency exchange rate fluctuations of $0.5 million.
Surgical North America operating profit for the three months ended March 29, 2015 increased $1.8 million, or 16.9%, compared to the corresponding prior year period. The increase is primarily attributable to the impact of price increases of $1.1 million, the benefit from the Mini-Lap acquisition of $0.6 million and increases in sales volumes of $0.6 million.
EMEA
EMEA net revenues for the three months ended March 29, 2015 decreased $21.0 million, or 14.0%, compared to the corresponding prior year period.  The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $24.3 million, which was partially offset by increases in sales volumes of existing products of $1.8 million and an increase in new product sales of $1.6 million.
EMEA segment operating profit for the three months ended March 29, 2015 decreased $0.6 million, or 2.0%, compared to the corresponding prior year period.  The decrease is primarily attributable to unfavorable foreign currency exchange rate fluctuations of $11.8 million, which were partially offset by the impact of increases in sales volumes of $1.3 million, new products sales of $0.9 million, increased sales of higher margin products of $0.9 million, lower general and administrative expenses of $0.9 million, including lower amortization resulting from the certain intangible assets becoming fully amortized in the third quarter 2014, and lower research and development costs of $0.7 million.
Asia
Asia net revenues for the three months ended March 29, 2015 decreased $1.1 million, or 2.2%, compared to the corresponding prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $4.6 million and decreases in sales volumes of existing products of $1.9 million, which were partially offset by incremental sales of $2.8 million generated primarily by Mayo Healthcare and Human Medics, price increases of $1.7 million and new product sales of $0.9 million.
Asia segment operating profit for the three months ended March 29, 2015 decreased $4.7 million or 36.5%, compared to the corresponding prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $4.1 million, the impact of decreases in sales volumes of $1.2 million, increased sales of lower margin products of $0.8 million and higher employee-related costs of $0.6 million. These decreases were partially offset by the impact of price increases of $1.7 million, incremental profit generated by businesses acquired in 2014 and 2015 of $1.6 million, primarily Mayo Healthcare, and the impact of new product sales of $0.6 million.
OEM
OEM net revenues for the three months ended March 29, 2015 increased $1.5 million, or 4.6%, compared to the corresponding prior year period. The increase is primarily attributable to increases in sales volume of $2.2 million and new product sales of $0.5 million, which were partially offset by unfavorable foreign currency exchange rate fluctuations of $1.2 million.
OEM segment operating profit for the three months ended March 29, 2015 increased $1.4 million, or 21.8%, compared to the corresponding prior year period. The increase is primarily attributable to the impact of increases in sales volumes of $1.0 million, `reduced manufacturing costs of $0.5 million and unfavorable fluctuations in foreign currency exchange rates.

All Other
The increases in net revenues for our other businesses for the three months ended March 29, 2015, compared to the corresponding prior year period were primarily due to increases in sales volumes of existing products partially offset by unfavorable foreign currency exchange rate fluctuations.
The decrease in operating profit for the three months ended March 29, 2015, compared to the corresponding prior year period, is due to the reverse impact of contingent consideration reserve reductions that occurred in the first quarter 2014, partially offset by the impact of increases in sales volumes of existing products.

Liquidity and Capital Resources
We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and sales of accounts receivable under our securitization program will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States-based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to cash payment of additional United States income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes required to be paid, which could be significant, and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expense as we have provided for taxes on unremitted foreign earnings that we do not consider permanently reinvested.
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in the domestic and global financial and credit markets, the markets remain volatile, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to countries in Europe. As of March 29, 2015, our net current and long-term accounts receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $47.1 million compared to $46.9 million as of December 31, 2014. For the three months ended March 29, 2015, net revenues from these countries were approximately 8% of total net revenues, and average days that current and long-term accounts receivables were outstanding were 230 days. As of both March 29, 2015 and December 31, 2014 net current and long-term accounts receivables from these countries were approximately 27% of our consolidated net current and long-term accounts receivables. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2015 and future years.

Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $42.4 million for the first three months of 2015 compared to $41.9 million during the first three months of 2014. The $0.5 million increase is primarily due favorable changes in accounts payable and income taxes payable as well as improved operating results over prior year, partially offset by unfavorable changes in accounts receivable and inventories. Accounts payable and accrued expenses increased $3.8 million during the three months ended March 29, 2015 as compared to a $16.1 million decrease during the three months ended March 30, 2014, primarily due to an increase in inventory purchases and timing of payments related to interest and other accruals. Income taxes payable increased $9.7 million during the three months ended March 29, 2015 as compared to a $2.2 million decrease during the three months ended March 30, 2014, primarily due to a $3.4 million refund related to Germany in 2015 as well as timing of payments. Accounts receivable increased $21.9 million during the three months ended March 29, 2015, as compared to a $6.0 million decrease during the three months ended March 30, 2014, primarily due to increased net revenues in the first three months of 2015 as compared to the first three months in 2014 (excluding the impact of foreign currency exchange rate fluctuations) as well as increased collections of receivables during the first three months of 2014 primarily in Europe. Inventories increased $14.6 million during the three months ended March 29, 2015, as compared to a $7.5 million increase during the three months ended March 30, 2014, primarily due to increased raw material purchases and inventory builds to support the increased sales demand as well as inventory builds to support our 2014 Manufacturing Footprint Realignment Plan and purchases to support our distributor-to-direct sales conversions in Asia.

Net cash used in investing activities from continuing operations was $21.8 million for the three months ended March 29, 2015, reflecting net payments for the acquisition of Human Medics of $7.4 million and capital expenditures of $14.4 million.

Net cash used in financing activities from continuing operations was $11.6 million for the three months ended March 29, 2015, which reflected dividend payments of $14.1 million and payments for contingent consideration of $4.0 million related to our acquisition of Mini-Lap partly offset by $30.0 million of borrowings under our accounts receivable securitization facility to fund operating activities.

Stock Repurchase Program
In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through March 29, 2015, no shares have been purchased under this Board authorization.

Net Debt to Total Capital Ratio
The following table provides our net debt to total capital ratio:

	March 29, 2015	December 31, 2014
	(Dollars in millions)
Net debt includes:
Current borrowings	$401.6	$368.4
Long-term borrowings	700.0	700.0
Unamortized debt discount	33.0	36.2
Total debt	1,134.6	1,104.6
Less: Cash and cash equivalents	308.8	303.2
Net debt	$825.8	$801.4
Total capital includes:
Net debt	$825.8	$801.4
Total common shareholders’ equity	1,857.9	1,911.3
Total capital	$2,683.7	$2,712.7
Percent of net debt to total capital	31%	30%

On April 30, 2015, we issued a notice of redemption to holders of our 2019 Notes.  Pursuant to the notice of redemption, the 2019 Notes will be redeemed on June 1, 2015 at a redemption price equal to 103.438% of the principal amount of the 2019 Notes plus accrued and unpaid interest to, but not including, the Redemption Date (the "Redemption Price").  We plan to fund the redemption using available borrowings under our existing credit facilities, and the notice of redemption provides that the redemption is subject to the condition that the Company is able to borrow funds under its revolving credit agreement on the Redemption Date in an amount sufficient to pay the Redemption Price.
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are convertible under certain circumstances. Since the fourth quarter 2014, our closing stock price has exceeded the 130% threshold described in Note 7 to the consolidated financial statements included in this report and, accordingly, the Convertible Notes have been classified as a current liability as of March 29, 2015 and December 31, 2014. We have elected a net settlement method to satisfy our conversion obligation, under which we may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of our existing cash on hand and borrowings under our credit facility, our use of these funds could adversely affect our results of operations and liquidity. The classification of the Convertible Notes as a current liability had no impact on our financial covenants.
Our senior credit agreement and the indentures under which we issued our 5.25% senior notes due 2024 and our 6.875% senior subordinated notes due 2019 (collectively, the “senior notes”) contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each are defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. The obligations under the senior credit agreement and the senior notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the senior credit agreement are (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by us and each guarantor.

New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting standards, including estimated effects, if any, on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of March 29, 2015 and December 31, 2014, we have accrued liabilities of approximately $5.0 million and $6.0 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $5.0 million accrued at March 29, 2015, $1.5 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 13 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended March 29, 2015. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 29, 2015 and March 30, 2014; (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 29, 2015 and March 30, 2014; (iii) the Condensed Consolidated Balance Sheets as of March 29, 2015 and December 31, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2015 and March 30, 2014; (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 29, 2015 and March 30, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Benson F. Smith
Benson F. Smith Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Powell
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: April 30, 2015