Form 10-Q
period 2015-06-28
TELEFLEX INC
filed 2015-07-30
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 41,596,562 shares of common stock, $1.00 par value, outstanding as of July 20, 2015.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2015

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars and shares in thousands, except per share)
Net revenues	$452,045	$468,105	$881,475	$906,651
Cost of goods sold	218,808	224,017	425,601	441,404
Gross profit	233,237	244,088	455,874	465,247
Selling, general and administrative expenses	142,228	146,843	281,925	287,140
Research and development expenses	13,443	14,870	26,327	28,932
Restructuring and impairment charges	580	7,623	5,028	15,403
Income from continuing operations before interest, extinguishment of debt and taxes	76,986	74,752	142,594	133,772
Interest expense	16,207	16,062	33,379	31,466
Interest income	(154)	(146)	(323)	(333)
Loss on extinguishment of debt	10,454	—	10,454	—
Income from continuing operations before taxes	50,479	58,836	99,084	102,639
Taxes on income from continuing operations	5,280	10,006	14,612	18,540
Income from continuing operations	45,199	48,830	84,472	84,099
Operating loss from discontinued operations	(145)	(1,594)	(644)	(1,619)
Taxes (benefit) on loss from discontinued operations	45	(469)	249	(369)
Loss from discontinued operations	(190)	(1,125)	(893)	(1,250)
Net income	45,009	47,705	83,579	82,849
Less: Income from continuing operations attributable to noncontrolling interest	446	453	664	639
Net income attributable to common shareholders	$44,563	$47,252	$82,915	$82,210
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.08	$1.17	$2.02	$2.02
Loss from discontinued operations	(0.01)	(0.03)	(0.02)	(0.03)
Net income	$1.07	$1.14	$2.00	$1.99
Diluted:
Income from continuing operations	$0.93	$1.04	$1.76	$1.81
Loss from discontinued operations	—	(0.02)	(0.02)	(0.03)
Net income	$0.93	$1.02	$1.74	$1.78
Dividends per share	$0.34	$0.34	$0.68	$0.68
Weighted average common shares outstanding
Basic	41,560	41,380	41,514	41,321
Diluted	48,081	46,392	47,688	46,071
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$44,753	$48,377	$83,808	$83,460
Loss from discontinued operations, net of tax	(190)	(1,125)	(893)	(1,250)
Net income	$44,563	$47,252	$82,915	$82,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in thousands)
Net income	$45,009	$47,705	$83,579	$82,849
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(5,334), $531, $18,104 and $3,719 for the three and six month periods, respectively	21,203	1,173	(61,887)	5,290
Pension and other postretirement benefit plans adjustment, net of tax of $(399), $(206), $(1,285) and $(709) for the three and six month periods, respectively	531	618	2,437	1,242
Derivatives qualifying as hedges, net of tax of $461, $(40), $436 and $(82) for the three and six month periods, respectively	(803)	73	(759)	143
Other comprehensive income (loss), net of tax:	20,931	1,864	(60,209)	6,675
Comprehensive income	65,940	49,569	23,370	89,524
Less: comprehensive income attributable to non-controlling interest	391	455	670	707
Comprehensive income attributable to common shareholders	$65,549	$49,114	$22,700	$88,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2015	December 31, 2014
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$325,010	$303,236
Accounts receivable, net	286,371	273,704
Inventories, net	347,095	335,593
Prepaid expenses and other current assets	34,659	35,697
Prepaid taxes	46,008	40,256
Deferred tax assets	56,294	57,301
Assets held for sale	7,072	7,422
Total current assets	1,102,509	1,053,209
Property, plant and equipment, net	315,536	317,435
Goodwill	1,317,874	1,323,553
Intangible assets, net	1,185,517	1,216,720
Investments in affiliates	401	1,150
Deferred tax assets	1,134	1,178
Other assets	61,191	64,010
Total assets	$3,984,162	$3,977,255
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$415,991	$368,401
Accounts payable	74,364	64,100
Accrued expenses	65,843	72,383
Current portion of contingent consideration	5,802	11,276
Payroll and benefit-related liabilities	69,564	85,442
Accrued interest	7,991	9,169
Income taxes payable	11,700	13,768
Other current liabilities	10,631	10,360
Total current liabilities	661,886	634,899
Long-term borrowings	696,000	700,000
Deferred tax liabilities	433,257	451,541
Pension and postretirement benefit liabilities	161,036	167,241
Noncurrent liability for uncertain tax provisions	50,547	50,884
Other liabilities	61,429	58,991
Total liabilities	2,064,155	2,063,556
Commitments and contingencies
Total common shareholders' equity	1,917,779	1,911,309
Noncontrolling interest	2,228	2,390
Total equity	1,920,007	1,913,699
Total liabilities and equity	$3,984,162	$3,977,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations
Net income	$83,579	$82,849
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	893	1,250
Depreciation expense	22,385	23,997
Amortization expense of intangible assets	29,826	32,102
Amortization expense of deferred financing costs and debt discount	8,421	7,716
Loss on extinguishment of debt	10,454	—
Changes in contingent consideration	(2,293)	(6,617)
Stock-based compensation	7,126	5,726
Deferred income taxes, net	625	2,811
Other	(6,301)	(2,142)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(17,984)	640
Inventories	(16,895)	(16,385)
Prepaid expenses and other current assets	921	2,407
Accounts payable and accrued expenses	(2,966)	(1,731)
Income taxes receivable and payable, net	(8,203)	(12,462)
Net cash provided by operating activities from continuing operations	109,588	120,161
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(31,321)	(30,850)
Proceeds from sale of assets and investments	—	4,139
Payments for businesses and intangibles acquired, net of cash acquired	(37,559)	(28,535)
Investment in affiliates	—	(60)
Net cash used in investing activities from continuing operations	(68,880)	(55,306)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from new borrowings	288,100	250,000
Reduction in borrowings	(250,981)	(480,000)
Debt extinguishment, issuance and amendment fees	(8,746)	(3,275)
Net proceeds from share based compensation plans and the related tax impacts	4,843	2,391
Payments to noncontrolling interest shareholders	(832)	(1,094)
Payments for contingent consideration	(3,989)	—
Dividends	(28,234)	(28,093)
Net cash provided by (used in) financing activities from continuing operations	161	(260,071)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,363)	(1,531)
Net cash used in discontinued operations	(1,363)	(1,531)
Effect of exchange rate changes on cash and cash equivalents	(17,732)	2,145
Net increase (decrease) in cash and cash equivalents	21,774	(194,602)
Cash and cash equivalents at the beginning of the period	303,236	431,984
Cash and cash equivalents at the end of the period	$325,010	$237,382

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2013	43,243	$43,243	$409,338	$1,696,424	$(110,855)	2,064	$(124,623)	$2,489	$1,916,016
Net income				82,210				639	82,849
Cash dividends ($0.68 per share)				(28,093)					(28,093)
Other comprehensive income					6,607			68	6,675
Distributions to noncontrolling interest shareholders								(1,094)	(1,094)
Shares issued under compensation plans	144	144	5,237			(70)	2,564		7,945
Deferred compensation						(2)	81		81
Balance at June 29, 2014	43,387	$43,387	$414,575	$1,750,541	$(104,248)	1,992	$(121,978)	$2,102	$1,984,379

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2014	43,420	$43,420	$422,394	$1,827,845	$(260,895)	1,981	$(121,455)	$2,390	$1,913,699
Net income				82,915				664	83,579
Cash dividends ($0.68 per share)				(28,234)					(28,234)
Other comprehensive (loss) income					(60,215)			6	(60,209)
Distributions to noncontrolling interest shareholders								(832)	(832)
Settlements of convertible notes			(36)				38		2
Settlements of note hedges associated with convertible notes			71				(71)		—
Shares issued under compensation plans	93	93	10,290			(58)	1,546		11,929
Deferred compensation						(3)	73		73
Balance at June 28, 2015	43,513	$43,513	$432,719	$1,882,526	$(321,110)	1,920	$(119,869)	$2,228	$1,920,007
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of presentation
The accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated and its subsidiaries are prepared on the same basis as the annual consolidated financial statements.
In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair statement of financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with Rule 10-01 of SEC Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Effective April 1, 2015, the Company reorganized certain of its businesses to better leverage the Company’s resources. As a result, the Company realigned its operating segments. See Note 14 for additional information, including information regarding changes in the composition of certain of the Company's reportable operating segments.
As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

Note 2 — New accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue.  The new guidance is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers.  The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB deferred the effective date of the new guidance. The guidance is effective prospectively for annual periods beginning after December 15, 2017 and interim periods within those years; early application is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating this guidance to determine the impact on the Company’s results of operations, cash flows and financial position.

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

Note 3 — Acquisitions
The Company made the following acquisitions during 2015 (the "2015 acquisitions"), which were accounted for as business combinations:

•	On January 20, 2015, the Company acquired Human Medics Co., Ltd., (“Human Medics”), a distributor of medical devices and supplies primarily in the Korean market.

•	On March 30, 2015, the Company acquired Trintris Medical, Inc. ("Trintris"), an original equipment manufacturer (OEM) of balloons and catheters that complement the Company's OEM product portfolio.

•
On April 8, 2015, the Company acquired Truphatek Holdings Limited ("Truphatek"), a manufacturer of a broad range of disposable and reusable laryngoscope devices that complement the Company's anesthesia product portfolio. The Company had previously held a 6% noncontrolling interest in Truphatek.

•	On June 26, 2015, the Company acquired certain assets of N. Stenning & Co., Pty., Ltd. ("Stenning"), a distributor of medical devices and supplies primarily in the Australian market.
As a result of the above transactions, the Company has acquired all of the common stock and voting equity interest in Human Medics, Trintris and Truphatek.
The aggregate total fair value of consideration for the 2015 acquisitions is estimated to be $40.4 million, which includes initial payments of $37.8 million, $1.8 million in deferred consideration and the fair value of the Company's previously held noncontrolling equity interest in Truphatek of $1.2 million, partially offset by a $0.4 million favorable working capital adjustment. As a result of the Company's remeasurement, immediately prior to the acquisition date, of the fair value of the noncontrolling equity interest the Company previously held in Truphatek, the Company recognized a gain of $1.0 million that reduced selling, general and administrative expenses in the condensed consolidated statements of income. Transaction expenses associated with the acquisitions, which are included in selling, general and administrative expenses in the condensed consolidated statement of income were $0.7 million for the six months ended June 28, 2015. The results of operations of the acquired businesses are included in the condensed consolidated statements of income from the acquisition date. For the three months ended June 28, 2015, the Company recorded revenue and loss from continuing operations before taxes related to the acquired businesses of $1.8 million and $0.3 million, respectively. For the six months ended June 28, 2015, the Company recorded revenue and loss from continuing operations before taxes related to the acquired businesses of $2.6 million and $0.9 million, respectively. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the preliminary fair value determination of the assets acquired and liabilities assumed in the 2015 acquisitions:

(Dollars in thousands)
Assets
Current assets	$10,364
Property, plant and equipment	2,475
Intangible assets:
Intellectual property	4,067
Non-compete agreements	1,916
Customer list	8,302
Goodwill	18,928
Other assets	45
Total assets acquired	46,097
Less:
Current liabilities	3,048
Deferred tax liabilities	2,477
Other liabilities	138
Liabilities assumed	5,663
Net assets acquired	$40,434
The Company is continuing to evaluate the 2015 acquisitions. Further adjustments may be necessary as a result of the Company's assessment of additional information related to the fair values of the assets acquired and liabilities assumed, primarily deferred tax liabilities and goodwill.
Among the acquired assets, intellectual property has useful lives ranging from 15 to 20 years, customer lists have useful lives ranging from 10 to 18 years and non-compete arrangements have useful lives of 5 years. The goodwill resulting from the acquisitions primarily reflects synergies expected to be realized from the integration of the acquired businesses. Goodwill and the step-up in basis of the intangible assets in connection with stock acquisitions are not deductible for tax purposes.
The Company made the following acquisitions during 2014 (the "2014 acquisitions"), which were accounted for as business combinations:

•	On February 3, 2014, the Company acquired Mayo Healthcare Pty Limited, ("Mayo Healthcare"), a distributor of medical devices and supplies primarily in the Australian market.

•
On December 2, 2014, the Company acquired the assets of Mini-Lap Technologies, Inc. ("Mini-Lap"), a developer of micro-laparoscopic instrumentation that complement the Company's surgical product portfolio.

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
During the first quarter 2015, the Company committed to programs associated with the reorganization of certain of its businesses as discussed in Note 14 and the consolidation of certain facilities in North America. The Company estimates that it will record aggregate pre-tax charges of $6 million to $7 million related to these programs, which represent employee termination benefits, contract termination costs and facility closure and other exit costs and will result in future cash outlays. For the three and six months ended June 28, 2015, the Company recorded charges of $0.1 million and $4.4 million, respectively, related to these programs. As of June 28, 2015, the Company has a reserve of $3.5 million related to these programs.
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
$37 million to $44 million

The Company recorded expenses of $3.6 million and $5.9 million for the three and six months ended June 28, 2015, respectively, related to the 2014 Manufacturing Footprint Realignment Plan. Of this amount, $0.5 million and $0.7 million were recorded as restructuring expense for the three and six months ended June 28, 2015, respectively, and $3.1 million and $5.2 million, related to accelerated depreciation and certain other transfer related costs resulting from the plan for the three and six months ended June 28, 2015, respectively, and were included in cost of goods sold. As of June 28, 2015, the Company has incurred net aggregate restructuring and impairment charges related to the plan of $10.0 million. Additionally, as of June 28, 2015, the Company has incurred net aggregate accelerated depreciation and certain other costs in connection with the plan of $10.1 million, which were included in cost of sales. As of June 28, 2015, the Company has a restructuring reserve of $7.5 million in connection with the plan, all of which relates to termination benefits.
As the 2014 Manufacturing Footprint Realignment Plan progresses, management will reevaluate the estimated expenses set forth above, and may revise its estimates, as appropriate, consistent with generally accepted accounting principles.
2014 European Restructuring Plan
In February 2014, the Company committed to a restructuring plan (the “2014 European Restructuring Plan”), which impacts certain administrative functions in Europe and involves the consolidation of operations and a related reduction in workforce at certain of the Company’s European facilities.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company recorded nominal charges for the three and six months ended June 28, 2015 with respect to this plan. As of June 28, 2015, the Company has incurred net aggregate restructuring and impairment charges under the plan of $7.9 million. As of June 28, 2015, the Company had a reserve of $0.4 million in connection with the 2014 European Restructuring Plan.  The Company expects to complete this plan in 2015.
Other 2014 Restructuring Programs
In June 2014, the Company initiated programs to consolidate locations in Australia and terminate certain distributor agreements in an effort to reduce costs. As a result of these actions, the Company expects to incur aggregate restructuring and impairment charges over the term of these programs of approximately $4 million, of which, $3.6 million was incurred through June 28, 2015. These programs include costs related to termination benefits, contract termination costs and other exit costs. As of June 28, 2015, the Company had a reserve of $0.6 million in connection with these programs. The Company expects to complete the programs in 2015.
LMA Restructuring Program
In connection with the acquisition of substantially all of the assets of LMA International N.V. (the “LMA business”) in 2012, the Company commenced a program (the "LMA Restructuring Program") related to the integration of the LMA business and the Company’s other businesses. The program was focused on the closure of the LMA business’ corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia.
The Company incurred net aggregate restructuring and impairment charges related to the LMA Restructuring Program of $11.3 million and as of June 28, 2015, the program is complete.
2013 Restructuring Programs
In 2013, the Company initiated restructuring programs to consolidate administrative and manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As of June 28, 2015, the Company has incurred an aggregate of $11.0 million in restructuring and impairment charges related to these restructuring programs. These programs entail costs related to termination benefits, contract termination costs and charges related to post-closing obligations associated with its acquired businesses. As of June 28, 2015, these programs are complete.
2012 Restructuring Program
In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse; and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. As of June 28, 2015, the Company has incurred net aggregate restructuring and impairment charges of $6.3 million in connection with this program, and expects future restructuring expenses associated with the program, if any, to be nominal. As of June 28, 2015, the Company has a reserve of $0.5 million in connection with the program. The Company expects to complete this program in 2015.
Impairment Charges
There were no impairment charges recorded for the three and six months ended June 28, 2015 and June 29, 2014, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The restructuring and impairment charges recognized for the three and six months ended June 28, 2015 and June 29, 2014 consisted of the following:

Three Months Ended June 28, 2015
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2015 Restructuring programs	$9	$63	$24	$46	$142
2014 Manufacturing footprint realignment plan	75	204	228	—	507
2014 European restructuring plan	—	—	—	18	18
LMA restructuring program	—	—	9	—	9
2013 Restructuring programs	(96)	—	—	—	(96)
Total restructuring and impairment charges	$(12)	$267	$261	$64	$580

Three Months Ended June 29, 2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint alignment	$8,577	$—	$—	$—	$8,577
2014 European restructuring plan	(566)	—	305	49	(212)
2014 Restructuring charges	476	—	1,174	131	1,781
LMA restructuring program	(29)	(154)	(2,759)	—	(2,942)
2013 Restructuring charges	317	—	57	22	396
2012 Restructuring charges	(9)	34	—	—	25
2011 Restructuring plan	—	(2)	—	—	(2)
Total restructuring and impairment charges	$8,766	$(122)	$(1,223)	$202	$7,623

Six Months Ended June 28, 2015
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2015 Restructuring programs	$3,559	$129	$645	$47	$4,380
2014 Manufacturing footprint realignment plan	212	230	228	—	670
2014 European restructuring plan	9	—	—	34	43
Other 2014 restructuring programs	—	—	49	—	49
LMA restructuring program	—	—	(21)	1	(20)
2013 Restructuring programs	(94)	—	—	—	(94)
Total restructuring and impairment charges	$3,686	$359	$901	$82	$5,028

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Six Months Ended June 29, 2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint alignment	$8,577	$—	$—	$—	$8,577
2014 European restructuring plan	7,752	—	305	49	8,106
2014 Restructuring charges	476	—	1,174	131	1,781
LMA restructuring program	(29)	(112)	(3,231)	—	(3,372)
2013 Restructuring charges	485	—	57	22	564
2012 Restructuring charges	(619)	354	—	—	(265)
2011 Restructuring plan	—	12	—	—	12
Total restructuring and impairment charges	$16,642	$254	$(1,695)	$202	$15,403
Termination benefits include estimated employee retention, severance and benefit payments for terminated employees.
Facility closure costs include general operating costs incurred subsequent to production shutdown as well as equipment relocation and other associated costs.
Contract termination costs include costs associated with terminating existing leases and distributor agreements.
Other costs include legal, outplacement and employee relocation costs and other employee-related costs.
Restructuring and impairment charges by reportable operating segment for the three and six months ended June 28, 2015 and June 29, 2014 are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in thousands)
Restructuring and impairment charges
Vascular North America	$520	$6,811	$2,783	$6,886
Anesthesia North America	(2)	1,151	534	1,178
Surgical North America	—	—	246	—
EMEA	(43)	(1,575)	(75)	6,315
Asia	1	519	1	597
All other	104	717	1,539	427
Total restructuring and impairment charges	$580	$7,623	$5,028	$15,403
In the second quarter 2015, the Company reorganized certain of its businesses and as a result realigned its operating segments. See Note 14 for additional details including information on changes in the composition of certain of the Company’s reportable operating segments.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 — Inventories, net
Inventories as of June 28, 2015 and December 31, 2014 consisted of the following:

	June 28, 2015	December 31, 2014
	(Dollars in thousands)
Raw materials	$74,387	$68,191
Work-in-process	60,122	58,526
Finished goods	249,044	242,750
	383,553	369,467
Less: inventory reserve	(36,458)	(33,874)
Inventories, net	$347,095	$335,593

Note 6 — Goodwill and other intangible assets, net
In the second quarter 2015, the Company reorganized certain of its businesses and as a result realigned its operating segments. Additionally, this change impacted the Company's reporting units and as a result, as of the April 1, 2015 effective date, the Company performed impairment analyses for the new reporting units by comparing the fair value of the reporting units, including goodwill, to their carrying values. The impairment analyses performed included the reallocation of the goodwill balances as a result of the changes previously noted. There were no goodwill impairment charges recorded as a result of these analyses. See Note 14 for additional information, including information on changes in the composition of certain of the Company’s reportable operating segments.
The following table provides information relating to changes in the carrying amount of goodwill by reportable segment for the six months ended June 28, 2015:

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2014
Goodwill	$564,177	$214,429	$250,912	$339,029	$144,712	$—	$142,422	$1,655,681
Accumulated impairment losses	(219,527)	(84,531)	—	—	—	—	(28,070)	(332,128)
	344,650	129,898	250,912	339,029	144,712	—	114,352	1,323,553
Goodwill related to acquisitions	—	12,473	—	1,149	4,112	1,194	—	18,928
Translation adjustment	88	(351)	—	(20,550)	(2,636)	—	(1,158)	(24,607)
Balance at June 28, 2015
Goodwill	564,265	226,551	250,912	319,628	146,188	1,194	141,264	1,650,002
Accumulated impairment losses	(219,527)	(84,531)	—	—	—	—	(28,070)	(332,128)
	$344,738	$142,020	$250,912	$319,628	$146,188	$1,194	$113,194	$1,317,874

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information as of June 28, 2015 and December 31, 2014 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	June 28, 2015	December 31, 2014	June 28, 2015	December 31, 2014
	(Dollars in thousands)
Customer relationships	$625,603	$624,574	$(203,458)	$(192,876)
In-process research and development	41,000	68,694	—	—
Intellectual property	495,076	467,068	(159,643)	(146,131)
Distribution rights	15,660	16,101	(13,969)	(14,243)
Trade names	388,322	396,269	(4,990)	(2,764)
Non-compete agreements	2,253	337	(337)	(309)
	$1,567,914	$1,573,043	$(382,397)	$(356,323)
In May 2012, the Company acquired Semprus BioSciences ("Semprus"), a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications.  The Company experienced difficulties with respect to the development of the Semprus technology, and devoted further research and testing towards attempting to resolve the issue. As a result of these efforts, the Company believes it has resolved the issue and is focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of this technology. Despite this progress, significant challenges to commercialization of the Semprus technology remain, and the Company ultimately may find it necessary to recognize impairment charges with respect to the related assets, which could be material. As of June 28, 2015, the Company has in-process research and development ("IPR&D") intangible assets of $41.0 million related to this investment which are recorded in intangible assets, net.
Amortization expense related to intangible assets was $15.1 million and $16.1 million for the three months ended June 28, 2015 and June 29, 2014, respectively, and $29.8 million and $32.1 million for the six months ended June 28, 2015 and June 29, 2014, respectively. Estimated annual amortization expense for the remainder of 2015 and the next five succeeding years is as follows (dollars in thousands):

2015	$29,200
2016	62,800
2017	62,300
2018	62,100
2019	61,900
2020	61,700

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7 — Borrowings
The Company's borrowings at June 28, 2015 and December 31, 2014 are as follows:

	June 28, 2015	December 31, 2014
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.94% at June 28, 2015, due 2018	$446,000	$200,000
3.875% Convertible Senior Subordinated Notes due 2017	399,817	399,898
6.875% Senior Subordinated Notes due 2019	—	250,000
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 0.94% at June 28, 2015	45,900	4,700
	1,141,717	1,104,598
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(29,726)	(36,197)
	1,111,991	1,068,401
Current borrowings	(415,991)	(368,401)
Long-term borrowings	$696,000	$700,000

 Classification of 3.875% Convertible Notes as a Current Liability
The Company's 3.875% Convertible Notes due 2017 (the "Convertible Notes") are convertible into shares of the Company's common stock at the option of the holder upon the occurrence of any of the following circumstances (i) during any fiscal quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price on each applicable trading day; or (ii) during the 5 business day period after any 5 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each trading day during the measurement period; or (iii) upon the occurrence of specified corporate events; or (iv) at any time on or after May 1, 2017 up to and including July 28, 2017. The Convertible Notes are convertible at a conversion rate of 16.3084 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $61.32 per share. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company’s conversion obligation may be satisfied, at the Company’s option, in shares of common stock, cash or a combination of cash and shares of common stock. The Company has elected a net-settlement method to satisfy its conversion obligation. Under the net-settlement method, the Company will settle the $1,000 principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.
Since the fourth quarter 2013, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of June 28, 2015 and December 31, 2014. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase.  Consequently, it is possible that the Convertible Notes may not be convertible in one or more future quarters, in which case the Convertible Notes would again be classified as long-term debt, unless one of the other conversion contingencies described above were to be satisfied. While the Company believes it has sufficient liquidity to repay the principal amount due through a combination of utilizing its existing cash on hand and accessing its credit facility, the Company's use of these funds could adversely affect its results of operations and liquidity.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Exchange Offer for the 5.25% Senior Notes due 2024
On March 30, 2015, the Company commenced an exchange offer with respect to the 5.25% Senior Notes due 2024 (the "Old 2024 Notes"), under which the holders of the Old 2024 Notes, which were initially issued in a private placement, were provided an opportunity to exchange the Old 2024 Notes for new notes (the "New 2024 Notes") issued pursuant to a registration statement under the Securities Act of 1933. Other than the absence of registration rights for the holders of the New 2024 Notes, the terms of the New 2024 Notes are essentially identical to the terms of the Old 2024 Notes.The exchange offer was completed on April 24, 2015; all of the holders of the Old 2024 Notes exchanged their Old 2024 Notes for New 2024 Notes.
Redemption of 6.875% Senior Subordinated Notes due 2019
On June 1, 2015, the Company prepaid the $250 million aggregate principal amount of 6.875% Senior Subordinated Notes due 2019 (the “2019 Notes”).  In addition to its prepayment of principal, the Company paid the holders of the 2019 Notes an $8.6 million prepayment make-whole amount plus accrued and unpaid interest. The Company recorded the prepayment make-whole amount and a $1.9 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in the condensed consolidated statement of income in the second quarter 2015. The Company used $246.0 million in borrowings under its revolving credit facility, $12.1 million in borrowings under its securitization program and available cash to fund the prepayment of the 2019 Notes.
Repayment of Revolving Credit Facility Borrowings
On July 29, 2015, the Company repaid $50 million of outstanding borrowings under its revolving credit facility with available cash.
Fair Value of Long-Term Debt
The carrying amount of current and long-term borrowings as reported in the condensed consolidated balance sheet as of June 28, 2015 is $1,112.0 million. To determine the fair value of its debt, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of June 28, 2015 and December 31, 2014, categorized by the level of inputs within the fair value hierarchy used to measure fair value (see Note 10, “Fair value measurement,” in the Company’s annual report on Form 10-K for the year ended December 31, 2014 for further information):

	June 28, 2015	December 31, 2014
	(Dollars in thousands)
Level 1	$878,638	$1,024,806
Level 2	735,924	455,222
Total	$1,614,562	$1,480,028

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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the location and fair value of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of June 28, 2015 and December 31, 2014:

	June 28, 2015	December 31, 2014
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts:
Prepaid expenses and other current assets	$419	$—
Total asset derivatives	$419	$—
Liability derivatives:
Foreign currency forward contracts:
Other current liabilities	$1,808	$—
Total liability derivatives	$1,808	$—
The total notional amount for all open foreign currency forward contracts as of June 28, 2015 is $99.8 million. All open foreign currency forward contracts as of June 28, 2015 have durations of nine months or less. As of December 31, 2014, the Company had no open foreign currency forward contracts.
The following table provides information as to the gains attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (loss) (“OCI”) for the three and six months ended June 28, 2015 and June 29, 2014:

	After Tax Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in thousands)
Foreign currency forward contracts	$(803)	$73	$(759)	$143
Total	$(803)	$73	$(759)	$143

See Note 10 for information on the location in the condensed consolidated statements of income and amount of gains attributable to derivatives that were reclassified from accumulated other comprehensive (loss) income (“AOCI”) to expense (income), net of tax.
There was no ineffectiveness related to the Company’s derivatives during the three and six months ended June 28, 2015 and June 29, 2014.
Based on foreign currency exchange rates at June 28, 2015, approximately $0.8 million of unrealized gains, net of tax, within AOCI are expected to be reclassified from AOCI to the condensed consolidated statement of income during the remainder of 2015. However, the actual amount reclassified from AOCI could vary due to future changes in exchange rates.
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
An allowance for doubtful accounts is maintained for accounts receivable based on the Company’s historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts was $9.2 million and $8.8 million at June 28, 2015 and December 31, 2014, respectively. The current portion of the allowance for doubtful accounts at June 28, 2015 and December 31, 2014 of $2.7 million and $2.4 million, respectively, are reflected in accounts receivable, net. The allowance for doubtful accounts on receivables outstanding for greater than one year at June 28, 2015 and December 31, 2014 of $6.5 million and $6.4 million, respectively, are reflected in other assets.
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
Certain of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal. As a result, the Company increased the allowance for doubtful accounts related to these customers. If the financial condition of these customers or the healthcare systems in these countries deteriorate to the extent that the ability of an increasing number of customers to satisfy their payment obligations is uncertain, additional allowances may be required in future periods. The aggregate net current and long-term accounts receivable for customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term accounts receivable represented by the net current and long-term accounts receivable for customers in those countries at June 28, 2015 and December 31, 2014 are as follows:

	June 28, 2015	December 31, 2014
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $7.7 million and $8.1 million at June 28, 2015 and December 31, 2014, respectively) in Greece, Italy, Spain and Portugal (1)	$76,384	$76,190
Percentage of total net current and long-term accounts receivable - Greece, Italy, Spain and Portugal	26.5%	27.3%

(1) The long-term portion of accounts receivable, net from customers in Greece, Italy, Spain and Portugal at June 28, 2015 and December 31, 2014 was $9.1 million and $11.3 million, respectively, and is reported on the condensed consolidated balance sheet in other assets.
For the six months ended June 28, 2015 and June 29, 2014, net revenues from customers in Greece, Italy, Spain and Portugal were $66.2 million and $79.6 million, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s 2014 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2014.
The following tables provide information regarding the financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2015 and December 31, 2014:

	Total carrying value at June 28, 2015	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,960	$6,960	$—	$—
Derivative assets	419	—	419	—
Derivative liabilities	1,808	—	1,808	—
Contingent consideration liabilities	27,150	—	—	27,150

	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,863	$6,863	$—	$—
Contingent consideration liabilities	33,433	—	—	33,433
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the six months ended June 28, 2015.
The following table provides information regarding changes, during the six months ended June 28, 2015, in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions:

Contingent consideration
2015
(Dollars in thousands)
Balance - December 31, 2014	$33,433
Payment	(4,000)
Revaluations	(2,283)
Balance - June 28, 2015	$27,150

The Company reduced contingent consideration liabilities and selling, general and administrative expense by $3.0 million for the three and six months ended June 28, 2015 after determining that relevant conditions for the payment of certain contingent consideration would not be satisfied. This reduction is included in revaluations in the preceding table.
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
In connection with the Company's contingent consideration arrangements, the Company estimates that it will make payments in 2015 through 2029. As of June 28, 2015, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $11.0 million and $64.0 million. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.
The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements as of June 28, 2015:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	1.6% - 10% (7.7%)
		Probability of payment	0% - 100% (57.3%)
As of June 28, 2015, the Company recorded $27.2 million of total liabilities for contingent consideration, of which $5.8 million and $21.4 million were recorded as the current portion of contingent consideration and other liabilities, respectively, in the condensed consolidated balance sheet.

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

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Shares in thousands)
Basic	41,560	41,380	41,514	41,321
Dilutive effect of share-based awards	473	413	470	442
Dilutive effect of 3.875% Convertible Notes and warrants	6,048	4,599	5,704	4,308
Diluted	48,081	46,392	47,688	46,071
Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 5.6 million and 5.7 million for the three and six months ended June 28, 2015, respectively, and approximately 6.4 million and 6.5 million for the three and six months ended June 29, 2014, respectively.
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
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately analyze the impact of the warrant agreements on diluted weighted average shares outstanding, while excluding the impact of the convertible note hedge agreements because it would be anti-dilutive. The reductions in diluted shares that would result from including the anti-dilutive impact of the convertible note hedges would have been 3.3 million and 3.2 million for the three and six months ended June 28, 2015, respectively, and 2.7 million and 2.6 million for the three and six months ended June 29, 2014, respectively. The treasury stock method is applied when the warrants are in-the-money and assumes the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The exercise price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 2.7 million and 2.5 million for the three and six months ended June 28, 2015, respectively, and 1.9 million and 1.7 million for the three and six months ended June 29, 2014, respectively.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreements, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through June 28, 2015, no shares have been purchased under this Board authorization.
The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 28, 2015 and June 29, 2014:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2014	$—	$(141,744)	$(119,151)	$(260,895)
Other comprehensive income (loss) before reclassifications	(922)	300	(61,893)	(62,515)
Amounts reclassified from accumulated other comprehensive (loss) income	163	2,137	—	2,300
Net current-period other comprehensive income (loss)	(759)	2,437	(61,893)	(60,215)
Balance at June 28, 2015	$(759)	$(139,307)	$(181,044)	$(321,110)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2013	$—	$(97,037)	$(13,818)	$(110,855)
Other comprehensive income (loss) before reclassifications	233	(256)	5,222	5,199
Amounts reclassified from accumulated other comprehensive (loss) income	(90)	1,498	—	1,408
Net current-period other comprehensive income	143	1,242	5,222	6,607
Balance at June 29, 2014	$143	$(95,795)	$(8,596)	$(104,248)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and six months ended June 28, 2015 and June 29, 2014:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$472	$(52)	$263	$(129)
Total before tax	472	(52)	263	(129)
Tax benefit	(110)	5	(100)	39
Net of tax	$362	$(47)	$163	$(90)
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,605	$1,103	$3,211	$2,205
Prior-service costs(1)	—	(6)	—	(11)
Total before tax	1,605	1,097	3,211	2,194
Tax expense	(564)	(382)	(1,074)	(696)
Net of tax	$1,041	$715	$2,137	$1,498

Total reclassifications, net of tax	$1,403	$668	$2,300	$1,408

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 12 for additional information).

Note 11 — Taxes on income from continuing operations
The effective income tax rates for the three and six months ended June 28, 2015 and June 29, 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Effective income tax rate	10.5%	17.0%	14.7%	18.1%
The effective income tax rate for the three and six months ended June 28, 2015 was 10.5% and 14.7%, respectively, and 17.0% and 18.1% for the three and six months ended June 29, 2014, respectively. The effective tax rate for the three and six months ended June 28, 2015 benefited from a shift in the mix of taxable income to jurisdictions with lower statutory tax rates.

Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of June 28, 2015, the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are frozen.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from Company funds.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Six Months Ended		Other Postretirement Benefits Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in thousands)
Service cost	$469	$447	$107	$138	$940	$897	$214	$276
Interest cost	4,485	4,486	$511	596	8,971	8,969	1,023	1,193
Expected return on plan assets	(6,427)	(6,264)	$—	—	(12,852)	(12,524)	—	—
Net amortization and deferral	1,528	1,070	$78	27	3,058	2,141	155	53
Net benefit expense (income)	$55	$(261)	$696	$761	$117	$(517)	$1,392	$1,522
The Company’s pension contributions are expected to be approximately $2.9 million during 2015, of which $0.5 million and $1.7 million were contributed during the three and six months ended June 28, 2015, respectively.

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 28, 2015 the Company has recorded $0.9 million and $6.8 million, in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 28, 2015. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment and environmental matters. As of June 28, 2015, the Company has recorded accrued liabilities of $2.6 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amount accrued as of June 28, 2015, $1.5 million pertains to discontinued operations.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company's post-trial motions seeking to overturn the verdict or reduce the amount of damages were denied in June 2015. The Company intends to appeal the verdict to the Louisiana Court of Appeal. As of June 28, 2015, the Company has accrued a liability representing its best estimate of any probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter in excess of $10.0 million will be covered by the Company’s product liability insurance.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of June 28, 2015, the most significant tax examinations in process are in Austria, Canada, Germany and the United States. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
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
Effective April 1, 2015, the Company reorganized certain of its businesses to better leverage the Company’s resources. As a result, the Company realigned its operating segments. Specifically, the Company's Anesthesia/Respiratory North America operating segment was divided into two operating segments, Anesthesia North America and Respiratory North America. Additionally, the businesses comprising the Company's former Specialty operating segment (which was not a reportable segment and, therefore, was included in the "All other" category in the Company's presentation of segment information) were transferred to the Anesthesia North America, Vascular North America and Respiratory North America operating segments.

As a result of the operating segment changes described above, the Company has the following six reportable operating segments: Vascular North America, Anesthesia North America, Surgical North America, EMEA, Asia and OEM. In connection with the presentation of segment information, the Company will continue to present certain operating segments, which, effective April 1, 2015, include, among others, the Respiratory North America operating segment, in the “All other” category. All prior comparative periods presented in this report have been restated to reflect these changes.

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
The following tables present the Company’s segment results for the three and six months ended June 28, 2015 and June 29, 2014:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in thousands)
Revenue
Vascular North America	$81,165	$77,203	$161,931	$152,062
Anesthesia North America	45,579	45,730	91,028	88,982
Surgical North America	40,520	37,969	78,579	73,200
EMEA	129,132	154,670	258,414	304,915
Asia	62,042	62,539	110,571	112,141
OEM	37,918	36,610	72,633	69,792
All other	55,689	53,384	108,319	105,559
Consolidated net revenues	$452,045	$468,105	$881,475	$906,651

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in thousands)
Operating profit
Vascular North America	$17,055	$13,544	$32,805	$25,709
Anesthesia North America	11,434	8,399	21,394	15,364
Surgical North America	14,315	14,366	26,642	24,914
EMEA	19,343	30,080	45,678	56,961
Asia	18,951	17,096	27,097	29,933
OEM	8,366	8,296	16,409	14,900
All other	6,855	4,693	9,948	10,410
Total segment operating profit (1)	96,319	96,474	179,973	178,191
Unallocated expenses (2)	(19,333)	(21,722)	(37,379)	(44,419)
Income from continuing operations before interest, extinguishment of debt and taxes	$76,986	$74,752	$142,594	$133,772

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

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, and restructuring and impairment charges.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in thousands)
Depreciation and amortization
Vascular North America	$9,265	$9,061	$18,413	$17,932
Anesthesia North America	1,552	3,111	3,194	6,355
Surgical North America	2,348	1,666	4,826	4,035
EMEA	8,342	9,673	16,240	18,610
Asia	3,010	2,305	5,408	4,143
OEM	1,704	1,608	3,371	3,064
All other	4,561	4,978	9,180	9,676
Consolidated depreciation and amortization	$30,782	$32,402	$60,632	$63,815
Geographic data
The following table provides total net revenues for the three months ended June 28, 2015 and June 29, 2014 and total net property, plant and equipment by geographic region as of June 28, 2015 and December 31, 2014:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in thousands)
Net revenue (based on selling location)
United States	$238,518	$228,349	$469,724	$444,810
Other Americas	15,122	15,187	28,563	29,959
Europe	143,692	174,193	284,375	342,967
All other	54,713	50,376	98,813	88,915
	$452,045	$468,105	$881,475	$906,651

	June 28, 2015	December 31, 2014
	(Dollars in thousands)
Net property, plant and equipment
United States	$177,772	$174,893
Malaysia	35,594	36,427
Czech Republic	33,612	35,655
All other	68,558	70,460
	$315,536	$317,435

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Condensed consolidating guarantor financial information
In April 2015, pursuant to an exchange offer registered under the Securities Act of 1933, Teleflex Incorporated (referred to below as “Parent Company”) exchanged $250 million of its 5.25% Senior Notes due 2024 for a like principal amount of substantially identical notes that it issued in a private placement in May 2014. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income (loss) for the three and six months ended June 28, 2015 and June 29, 2014, condensed consolidating balance sheets as of June 28, 2015 and December 31, 2014 and condensed consolidating statements of cash flows for the six months ended June 28, 2015 and June 29, 2014, provide consolidated information for:

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
The condensed consolidating statement of cash flows for the Non-guarantor subsidiaries and eliminations for the six months ended June 29, 2014 have been revised to properly reflect that intercompany dividends paid and intercompany dividends received were between Non-guarantor subsidiaries. Previously, intercompany dividends paid and received among Non-guarantor subsidiaries were presented on a gross basis resulting in the overstatement or understatement of cash flows from operations, investing and financing activities. To eliminate this error, the condensed consolidating statement of cash flows for the six months ended June 29, 2014 have been revised as follows: In the Non-guarantor subsidiaries column, net cash (used in) provided by operating activities from continuing operations has been changed from ($33,864) to ($105,302), intercompany dividends received (within cash flows from investing activities of continuing operations) has been changed from $229,782 to $0 and intercompany dividends paid (within cash flows from financing activities of continuing operations) changed from ($303,827) to ($3,135). In the eliminations column, net cash (used in) provided by operating activities from continuing operations changed from ($74,045) to ($3,135), intercompany dividends received changed from ($229,782) to $0 and intercompany dividends paid changed from $303,827 to $3,135.

The Company also made revisions to the classification of certain balances related to intercompany transactions in the condensed consolidating statements of income and comprehensive income (loss) for the three and six months ended June 29, 2014 and the condensed consolidating balance sheet at December 31, 2014 as well as the condensed consolidating statement of cash flows for the six months ended June 29, 2014.

These revisions, individually and in the aggregate, had no impact on the consolidated results of the Company and are not material to the condensed consolidating guarantor financial information for any of the previously filed periods.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company will revise its condensed consolidated guarantor financial information for the interim periods ended September 28, 2014 and March 29, 2015 in Forms 10-Q to be filed for the fiscal quarters ending September 27, 2015 and March 27, 2016, respectively, and will revise its condensed consolidated guarantor financial information for the annual periods ended December 31, 2014 and 2013 in its Form 10-K to be filed for the fiscal year ending December 31, 2015.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 28, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$269,703	$276,258	$(93,916)	$452,045
Cost of goods sold	—	158,718	152,355	(92,265)	218,808
Gross profit	—	110,985	123,903	(1,651)	233,237
Selling, general and administrative expenses	8,663	82,844	50,964	(243)	142,228
Research and development expenses	—	4,894	8,549	—	13,443
Restructuring and impairment charges	—	591	(11)	—	580
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(8,663)	22,656	64,401	(1,408)	76,986
Interest, net	33,358	(18,565)	1,260	—	16,053
Loss on extinguishment of debt, net	10,454	—	—	—	10,454
(Loss) income from continuing operations before taxes	(52,475)	41,221	63,141	(1,408)	50,479
(Benefit) taxes on income from continuing operations	(17,941)	14,917	8,463	(159)	5,280
Equity in net income of consolidated subsidiaries	79,246	51,964	122	(131,332)	—
Income from continuing operations	44,712	78,268	54,800	(132,581)	45,199
Operating loss from discontinued operations	(145)	—	—	—	(145)
Taxes on loss from discontinued operations	4	—	41	—	45
Loss from discontinued operations	(149)	—	(41)	—	(190)
Net income	44,563	78,268	54,759	(132,581)	45,009
Less: Income from continuing operations attributable to noncontrolling interests	—	—	446	—	446
Net income attributable to common shareholders	44,563	78,268	54,313	(132,581)	44,563
Other comprehensive income attributable to common shareholders	20,986	45,015	24,340	(69,355)	20,986
Comprehensive income attributable to common shareholders	$65,549	$123,283	$78,653	$(201,936)	$65,549

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 29, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$290,280	$317,651	$(139,826)	$468,105
Cost of goods sold	—	176,028	177,009	(129,020)	224,017
Gross profit	—	114,252	140,642	(10,806)	244,088
Selling, general and administrative expenses	11,025	76,575	59,135	108	146,843
Research and development expenses	—	12,885	1,985	—	14,870
Restructuring and impairment charges	—	8,679	(1,056)	—	7,623
(Loss) income from continuing operations before interest and taxes	(11,025)	16,113	80,578	(10,914)	74,752
Interest, net	35,155	(20,740)	1,501	—	15,916
(Loss) income from continuing operations before taxes	(46,180)	36,853	79,077	(10,914)	58,836
(Benefit) taxes on income from continuing operations	(15,710)	13,535	14,344	(2,163)	10,006
Equity in net income of consolidated subsidiaries	78,802	57,250	98	(136,150)	—
Income from continuing operations	48,332	80,568	64,831	(144,901)	48,830
Operating loss from discontinued operations	(1,594)	—	—	—	(1,594)
(Benefit) taxes on loss from discontinued operations	(514)	—	45	—	(469)
Loss from discontinued operations	(1,080)	—	(45)	—	(1,125)
Net income	47,252	80,568	64,786	(144,901)	47,705
Less: Income from continuing operations attributable to noncontrolling interests	—	—	453	—	453
Net income attributable to common shareholders	47,252	80,568	64,333	(144,901)	47,252
Other comprehensive income (loss) attributable to common shareholders	1,862	(2,607)	(5,984)	8,591	1,862
Comprehensive income attributable to common shareholders	$49,114	$77,961	$58,349	$(136,310)	$49,114

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 28, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$533,864	$535,159	$(187,548)	$881,475
Cost of goods sold	—	317,044	289,973	(181,416)	425,601
Gross profit	—	216,820	245,186	(6,132)	455,874
Selling, general and administrative expenses	20,115	167,112	94,781	(83)	281,925
Research and development expenses	—	16,021	10,306	—	26,327
Restructuring and impairment charges	—	4,330	698	—	5,028
(Loss) income from continuing operations before interest, and taxes	(20,115)	29,357	139,401	(6,049)	142,594
Interest, net	67,718	(37,134)	2,472	—	33,056
Loss on extinguishment of debt, net	10,454	—	—	—	10,454
(Loss) income from continuing operations before taxes	(98,287)	66,491	136,929	(6,049)	99,084
(Benefit) taxes on (loss) income from continuing operations	(33,234)	25,909	23,207	(1,270)	14,612
Equity in net income of consolidated subsidiaries	148,784	111,654	219	(260,657)	—
Income from continuing operations	83,731	152,236	113,941	(265,436)	84,472
Operating (loss) income from discontinued operations	(648)	—	4	—	(644)
Taxes on (loss) income from discontinued operations	168	—	81	—	249
Loss from discontinued operations	(816)	—	(77)	—	(893)
Net income	82,915	152,236	113,864	(265,436)	83,579
Less: Income from continuing operations attributable to noncontrolling interests	—	—	664	—	664
Net income attributable to common shareholders	82,915	152,236	113,200	(265,436)	82,915
Other comprehensive loss attributable to common shareholders	(60,215)	(61,746)	(75,388)	137,134	(60,215)
Comprehensive income attributable to common shareholders	$22,700	$90,490	$37,812	$(128,302)	$22,700

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 29, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$552,705	$566,088	$(212,142)	$906,651
Cost of goods sold	—	328,396	314,882	(201,874)	441,404
Gross profit	—	224,309	251,206	(10,268)	465,247
Selling, general and administrative expenses	21,803	157,970	107,056	311	287,140
Research and development expenses	—	24,895	4,037	—	28,932
Restructuring and impairment charges	—	8,491	6,912	—	15,403
(Loss) income from continuing operations before interest and taxes	(21,803)	32,953	133,201	(10,579)	133,772
Interest, net	68,881	(40,647)	2,899	—	31,133
(Loss) income from continuing operations before taxes	(90,684)	73,600	130,302	(10,579)	102,639
(Benefit) taxes on (loss) income from continuing operations	(31,130)	30,753	23,176	(4,259)	18,540
Equity in net income of consolidated subsidiaries	142,926	100,358	192	(243,476)	—
Income from continuing operations	83,372	143,205	107,318	(249,796)	84,099
Operating loss from discontinued operations	(1,619)	—	—	—	(1,619)
(Benefit) taxes on loss from discontinued operations	(457)	—	88	—	(369)
Loss from discontinued operations	(1,162)	—	(88)	—	(1,250)
Net income	82,210	143,205	107,230	(249,796)	82,849
Less: Income from continuing operations attributable to noncontrolling interests	—	—	639	—	639
Net income attributable to common shareholders	82,210	143,205	106,591	(249,796)	82,210
Other comprehensive income attributable to common shareholders	6,607	4,621	5,728	(10,349)	6,607
Comprehensive income attributable to common shareholders	$88,817	$147,826	$112,319	$(260,145)	$88,817

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 28, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$26,063	$298	$298,649	$—	$325,010
Accounts receivable, net	2,521	2,785	277,127	3,938	286,371
Accounts receivable from consolidated subsidiaries	13,805	2,230,679	280,218	(2,524,702)	—
Inventories, net	—	207,099	168,973	(28,977)	347,095
Prepaid expenses and other current assets	12,261	4,897	13,992	3,509	34,659
Prepaid taxes	27,334	—	18,674	—	46,008
Deferred tax assets	30,683	16,408	9,203	—	56,294
Assets held for sale	2,901	—	4,171	—	7,072
Total current assets	115,568	2,462,166	1,071,007	(2,546,232)	1,102,509
Property, plant and equipment, net	3,249	173,196	139,091	—	315,536
Goodwill	—	704,858	613,016	—	1,317,874
Intangibles assets, net	—	727,859	457,658	—	1,185,517
Investments in affiliates	5,565,400	1,403,623	20,984	(6,989,606)	401
Deferred tax assets	51,481	—	3,984	(54,331)	1,134
Notes receivable and other amounts due from consolidated subsidiaries	1,187,753	1,572,844	—	(2,760,597)	—
Other assets	27,216	7,287	26,688	—	61,191
Total assets	$6,950,667	$7,051,833	$2,332,428	$(12,350,766)	$3,984,162
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$370,091	$—	$45,900	$—	$415,991
Accounts payable	2,369	34,416	37,579	—	74,364
Accounts payable to consolidated subsidiaries	2,284,828	197,490	42,384	(2,524,702)	—
Accrued expenses	16,231	20,341	29,271	—	65,843
Current portion of contingent consideration	—	5,802	—	—	5,802
Payroll and benefit-related liabilities	20,696	16,054	32,814	—	69,564
Accrued interest	7,971	—	20	—	7,991
Income taxes payable	—	—	12,836	(1,136)	11,700
Other current liabilities	1,851	3,225	5,555	—	10,631
Total current liabilities	2,704,037	277,328	206,359	(2,525,838)	661,886
Long-term borrowings	696,000	—	—	—	696,000
Deferred tax liabilities	—	444,282	43,305	(54,330)	433,257
Pension and other postretirement benefit liabilities	106,789	34,917	19,330	—	161,036
Noncurrent liability for uncertain tax positions	12,099	15,694	22,754	—	50,547
Notes payable and other amounts due from consolidated subsidiaries	1,492,235	1,087,952	180,410	(2,760,597)	—
Other liabilities	21,728	26,717	12,984	—	61,429
Total liabilities	5,032,888	1,886,890	485,142	(5,340,765)	2,064,155
Total common shareholders' equity	1,917,779	5,164,943	1,845,058	(7,010,001)	1,917,779
Noncontrolling interest	—	—	2,228	—	2,228
Total equity	1,917,779	5,164,943	1,847,286	(7,010,001)	1,920,007
Total liabilities and equity	$6,950,667	$7,051,833	$2,332,428	$(12,350,766)	$3,984,162

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,996	$—	$275,240	$—	$303,236
Accounts receivable, net	2,346	2,422	265,081	3,855	273,704
Accounts receivable from consolidated subsidiaries	35,996	2,303,284	272,810	(2,612,090)	—
Inventories, net	—	204,335	154,544	(23,286)	335,593
Prepaid expenses and other current assets	14,301	4,786	13,102	3,508	35,697
Prepaid taxes	23,493	—	16,763	—	40,256
Deferred tax assets	30,248	17,387	9,666	—	57,301
Assets held for sale	2,901	—	4,521	—	7,422
Total current assets	137,281	2,532,214	1,011,727	(2,628,013)	1,053,209
Property, plant and equipment, net	3,489	170,054	143,892	—	317,435
Goodwill	—	703,663	619,890	—	1,323,553
Intangibles assets, net	—	743,222	473,498	—	1,216,720
Investments in affiliates	5,680,328	1,359,661	21,253	(7,060,092)	1,150
Deferred tax assets	52,244	—	5,535	(56,601)	1,178
Notes receivable and other amounts due from consolidated subsidiaries	1,009,686	1,489,994	—	(2,499,680)	—
Other assets	27,999	6,801	29,210	—	64,010
Total assets	$6,911,027	$7,005,609	$2,305,005	$(12,244,386)	$3,977,255
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$363,701	$—	$4,700	$—	$368,401
Accounts payable	1,449	32,692	29,959	—	64,100
Accounts payable to consolidated subsidiaries	2,259,891	188,908	163,291	(2,612,090)	—
Accrued expenses	17,149	21,479	33,755	—	72,383
Current portion of contingent consideration	—	11,276	—	—	11,276
Payroll and benefit-related liabilities	20,693	27,228	37,521	—	85,442
Accrued interest	9,152	—	17	—	9,169
Income taxes payable	—	—	13,634	134	13,768
Other current liabilities	5	3,065	7,290	—	10,360
Total current liabilities	2,672,040	284,648	290,167	(2,611,956)	634,899
Long-term borrowings	700,000	—	—	—	700,000
Deferred tax liabilities	—	462,274	45,867	(56,600)	451,541
Pension and other postretirement benefit liabilities	110,830	35,074	21,337	—	167,241
Noncurrent liability for uncertain tax positions	11,431	15,569	23,884	—	50,884
Notes payable and other amounts due from consolidated subsidiaries	1,483,984	915,163	100,533	(2,499,680)	—
Other liabilities	21,433	24,900	12,658	—	58,991
Total liabilities	4,999,718	1,737,628	494,446	(5,168,236)	2,063,556
Total common shareholders' equity	1,911,309	5,267,981	1,808,169	(7,076,150)	1,911,309
Noncontrolling interest	—	—	2,390	—	2,390
Total equity	1,911,309	5,267,981	1,810,559	(7,076,150)	1,913,699
Total liabilities and equity	$6,911,027	$7,005,609	$2,305,005	$(12,244,386)	$3,977,255

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 28, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(92,490)	$63,718	$140,720	$(2,360)	$109,588
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(108)	(17,339)	(13,874)	—	(31,321)
Payments for businesses and intangibles acquired, net of cash acquired	—	(4,348)	(33,211)	—	(37,559)
Net cash used in investing activities from continuing operations	(108)	(21,687)	(47,085)	—	(68,880)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	288,100	—	—	—	288,100
Repayment of long-term borrowings	(250,981)	—	—	—	(250,981)
Debt extinguishment, issuance and amendment fees	(8,746)	—	—	—	(8,746)
Net proceeds from share based compensation plans and the related tax impacts	4,843	—	—	—	4,843
Payments to noncontrolling interest shareholders	—	—	(832)	—	(832)
Payments for contingent consideration	—	(3,989)	—	—	(3,989)
Dividends	(28,234)	—	—	—	(28,234)
Intercompany transactions	86,197	(37,744)	(48,453)	—	—
Intercompany dividends paid	—	—	(2,360)	2,360	—
Net cash provided by (used in) financing activities from continuing operations	91,179	(41,733)	(51,645)	2,360	161
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(514)	—	(849)	—	(1,363)
Net cash used in discontinued operations	(514)	—	(849)	—	(1,363)
Effect of exchange rate changes on cash and cash equivalents	—	—	(17,732)	—	(17,732)
Net (decrease) increase in cash and cash equivalents	(1,933)	298	23,409	—	21,774
Cash and cash equivalents at the beginning of the period	27,996	—	275,240	—	303,236
Cash and cash equivalents at the end of the period	$26,063	$298	$298,649	$—	$325,010

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 29, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(49,308)	$277,906	$(105,302)	$(3,135)	$120,161
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(2,019)	(14,080)	(14,751)	—	(30,850)
Proceeds from sales of assets and investments	1,669	2,470	—	—	4,139
Payments for business and intangibles acquired, net of cash acquired	—	—	(28,535)	—	(28,535)
Investments in affiliates	(60)	—	—	—	(60)
Net cash used in investing activities from continuing operations	(410)	(11,610)	(43,286)	—	(55,306)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from long-term borrowings	250,000	—	—	—	250,000
Repayments of long-term borrowings	(480,000)	—	—	—	(480,000)
Debt extinguishment, issuance and amendment fees	(3,275)	—	—	—	(3,275)
Payments to noncontrolling interest shareholders	—	—	(1,094)	—	(1,094)
Net proceeds from share based compensation plans and the related tax impacts	2,391	—	—	—	2,391
Dividends	(28,093)	—	—	—	(28,093)
Intercompany transactions	298,760	(277,561)	(21,199)	—	—
Intercompany dividends paid	—	—	(3,135)	3,135	—
Net cash provided by (used in) financing activities from continuing operations	39,783	(277,561)	(25,428)	3,135	(260,071)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,531)	—	—	—	(1,531)
Net cash used in discontinued operations	(1,531)	—	—	—	(1,531)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,145	—	2,145
Net decrease in cash and cash equivalents	(11,466)	(11,265)	(171,871)	—	(194,602)
Cash and cash equivalents at the beginning of the period	42,749	14,500	374,735	—	431,984
Cash and cash equivalents at the end of the period	$31,283	$3,235	$202,864	$—	$237,382

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
We made the following acquisitions during 2015, which were accounted for as business combinations:

•	On January 20, 2015, we acquired Human Medics Co., Ltd., (“Human Medics”), a distributor of medical devices and supplies primarily in the Korean market.

•	On March 30, 2015, we acquired Trintris Medical, Inc. ("Trintris"), an original equipment manufacturer (OEM) for balloons and catheters that complement our OEM product portfolio.

•
On April 8, 2015, we acquired Truphatek Holdings Limited ("Truphatek"), a manufacturer of a broad range of disposable and reusable laryngoscope devices that complement our anesthesia product portfolio; and

•	On June 26, 2015, we acquired certain assets of N. Stenning & Co., Pty., Ltd. ("Stenning"), a distributor of medical devices and supplies primarily in the Australian market.
We made the following acquisitions during 2014, which were accounted for as business combinations:

•	On February 3, 2014, we acquired Mayo Healthcare Pty Limited, ("Mayo Healthcare"), a distributor of medical devices and supplies primarily in the Australian market.

•	On December 2, 2014, we acquired the assets of Mini-Lap Technologies, Inc. ("Mini-Lap"), a developer of micro-laparoscopic instrumentation that complements the surgical product portfolio.
The total fair value of consideration for the 2015 and 2014 acquisitions was $40.4 million and $66.3 million, respectively. See Note 3 to the condensed consolidated financial statements included in this report for additional information regarding the acquisitions.
Change in Reporting Segments
Effective April 1, 2015, we reorganized certain our businesses to better leverage our resources. As a result, we realigned our operating segments. Specifically, the Anesthesia/Respiratory North America operating segment was divided into two operating segments, Anesthesia North America and Respiratory North America. Additionally, the businesses comprising the former Specialty operating segment (which was not a reportable segment and, therefore, was included in the "All other" category in the presentation of segment information) were transferred to the Anesthesia North America, Vascular North America and Respiratory North America operating segments.

As a result of the operating segment changes described above, we have the following six reportable operating segments: Vascular North America, Anesthesia North America, Surgical North America, EMEA, Asia and OEM. In connection with the presentation of segment information, we will continue to present certain operating segments, which, effective April 1, 2015, include, among others, the Respiratory North America operating segment, in the “All other” category. All prior comparative periods have been restated to reflect these changes. Additionally, this change impacted our reporting units and as a result, as of the April 1, 2015 effective date, we performed impairment analyses for the new reporting units by comparing the fair value of the reporting units, including goodwill, to their carrying values. The impairment analyses performed included the reallocation of the goodwill balances as a result of the changes previously noted. We did not record any goodwill impairment charges as a result of these analyses.
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

Health Care Reform
On March 23, 2010 the Patient Protection and Affordable Care Act (as amended, the "Affordable Care Act") was signed into law. This legislation significantly impacts our business. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but this legislation also contains provisions designed to contain the cost of healthcare, which could negatively affect pricing of our products. The overall impact of the Affordable Care Act on our business is yet to be determined, mainly due to uncertainties around future customer behaviors, which we believe- will be affected by reimbursement factors such as insurance coverage statistics, patient outcomes and patient satisfaction.

In addition, the Affordable Care Act imposed a 2.3% excise tax on sales of medical devices, beginning in 2013. For the three and six months ended June 28, 2015, the medical device excise tax, which is included in selling, general and administrative expenses, was $3.3 million and $6.6 million, respectively, and for the three and six months ended June 29, 2014, the medical device excise tax was $3.3 million and $6.2 million, respectively.
Results of Operations
Certain financial information is presented on a rounded basis, which may cause minor differences. As used in this discussion, "new products" are products that we have sold for 36 months or less, and “existing products” are products that we have sold for more than 36 months. Discussion of results of operations items that reference the effect of one or more acquired businesses (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. Our discussion of the impact of product price increases and decreases on our results of operations generally reflects the impact of increases and decreases in the selling prices of our products to our customers and, for the first 12 months following the acquisition of a distributor, also includes the impact of incremental pricing on our products resulting from the elimination of the distributor from the sales channel. To the extent an acquired distributor had pre-acquisition sales of products other than ours, the impact of the post-acquisition sales of those products on our results of operations is included within our discussion of the impact of acquired businesses.
Net Revenues

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in millions)
Net Revenues	$452.1	$468.1	$881.5	$906.7
Net revenues for the three months ended June 28, 2015 decreased $16.0 million, or 3.4%, compared to the corresponding prior year period. The decrease is largely due to unfavorable fluctuations in foreign currency exchange rates of $37.9 million, primarily in the EMEA (Europe, the Middle East and Africa), Asia and OEM segments. The decrease in net revenues was partially offset by a net increase in sales volumes of existing products of $12.4 million across most of our segments, net increases in the sale of new products of $4.1 million, primarily in the EMEA, Surgical North America, OEM and Anesthesia North America segments and net price increases of $3.4 million, primarily in the Asia and Surgical North America segments. Additionally, acquired businesses generated $2.0 million of the Company's incremental revenues for the three months ended June 28, 2015, compared to the corresponding prior year period, the majority of which was attributable to Mini-Lap.
Net revenues for the six months ended June 28, 2015 decreased $25.2 million, or 2.8%, compared to the corresponding prior year period. The decrease is largely due to unfavorable fluctuations in foreign currency exchange rates of $69.7 million across all of our segments. The decrease in net revenues was partially offset by an increase in sales volumes of existing products of $23.5 million and a net increase in the sales of new products of $9.7 million, both across most of our segments as well as net price increases of $5.9 million, primarily in the Asia and Surgical North America segments. Additionally, acquired businesses generated $5.5 million of the Company's incremental net revenues for the six months ended June 28, 2015, compared to the corresponding prior year period, the majority of which was attributable to Mayo Healthcare and Mini-Lap.

Gross profit

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in millions)
Gross profit	$233.2	$244.1	$455.9	$465.2
Percentage of sales	51.6%	52.1%	51.7%	51.3%

Gross margin for the three months ended June 28, 2015 decreased 50 basis points, or 1.0%, compared to the corresponding prior year period. The decrease in gross margin reflects the impact of net increases in manufacturing costs of 210 basis points, which includes costs associated with product recalls and quality issues identified during the second quarter 2015. These declines were partially offset by a net increase in sales of higher margin products of 40 basis points, primarily in the Vascular North America and OEM segments, efficiencies resulting from higher sales volumes of existing products of 60 basis points primarily in the Vascular North America segment and price increases of 35 basis points primarily in the Asia segment.

Gross margin for the for the six months ended June 28, 2015 increased 40 basis points, or 0.8%, compared to the corresponding prior year period. The increase is attributable to the impact of efficiencies resulting from higher sales volumes of existing products of 55 basis points primarily in the Vascular North America segment, increased sales of higher margin products of 45 basis points primarily in the Vascular North America segment and price increases of 30 basis points primarily in the Asia segment. These increases were partially offset by the impact of increased manufacturing costs of 80 basis points, which includes costs associated with product recalls and quality issues identified during the second quarter 2015.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in millions)
Selling, general and administrative	$142.2	$146.8	$281.9	$287.1
Percentage of sales	31.5%	31.4%	32.0%	31.7%
Selling, general and administrative expenses decreased $4.6 million for the three months ended June 28, 2015 compared to the corresponding prior year period. The decrease is due to the favorable impact of foreign currency exchange rate fluctuations of $10.4 million, which resulted in a reduction of expenses, the gain of $1.0 million recognized as a result of the remeasurement, immediately prior to our acquisition of Truphatek, of the fair value of the noncontrolling interest we previously held in Truphatek, and lower amortization of intangibles expense of $1.0 million resulting from certain intangible assets becoming fully amortized during the third quarter 2014. These declines were partially offset by $2.6 million of expenses associated with acquired businesses and conversions from distributors to direct sales, $1.8 million of higher marketing expenses and an increase in general and administrative expenses of $1.3 million primarily related to higher employee related costs. In addition, selling, general and administrative expenses during the three months ended June 28, 2015 reflect the unfavorable impact of a $1.6 million net reduction in the estimated fair value of our contingent consideration liabilities recorded for the three months ended June 29, 2014.

Selling, general and administrative expenses decreased $5.2 million for the six months ended June 28, 2015 compared to the corresponding prior year period. The decrease is due to the favorable impact of foreign currency exchange rate fluctuations of $17.7 million, which resulted in a reduction of expenses, lower amortization of intangibles expense of $2.3 million resulting from certain intangible assets becoming fully amortized during the third quarter 2014, a decrease in general and administrative expenses of $1.3 million primarily related to lower employee related costs, and a gain of $1.0 million recognized as a result of our remeasurement, immediately prior to our acquisition of Truphatek, of the fair value of the noncontrolling interest we previously held in Truphatek. These declines were partially offset by $6.3 million of expenses associated with the acquired businesses and distributor to direct sales conversions, $3.4 million of higher marketing expenses and $3.1 million of higher selling expenses, primarily related to higher sales commissions. In addition, selling, general and administrative expenses during the six months ended June 28, 2015 reflect the unfavorable impact of a $4.3 million net reduction in the estimated fair value of our contingent consideration liabilities recorded for the six months ended June 29, 2014.
Research and development

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in millions)
Research and development	$13.4	$14.9	$26.3	$28.9
Percentage of sales	3.0%	3.2%	3.0%	3.2%
The decline in research and development expenses for the three and six months ended June 28, 2015 compared to the corresponding prior year periods primarily reflects the fact that research and development expenses for the three and six months ended June 29, 2014 included increased investment related to businesses acquired in 2013. In addition, the reduction reflects efficiencies realized in 2015 through the integration of certain research and development projects conducted by acquired businesses into our existing structure.
Restructuring and impairment charges

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in millions)
Restructuring and impairment charges	$0.6	$7.6	$5.0	$15.4

For the three and six months ended June 28, 2015, we recorded $0.6 million and $5.0 million, respectively, in restructuring charges which primarily relate to the 2015 restructuring plans. During the first quarter 2015, we committed to programs associated with the reorganization of certain of our businesses and the consolidation of certain facilities in North America. We estimate that we will record pre-tax charges of $6 million to $7 million related to these programs, substantially all of which represent employee termination benefits and contract termination costs and will result in future cash outlays. The 2015 programs are designed to generate savings beginning in 2015 and are expected to generate annual pre-tax savings of $12 million to $14 million in 2017.

For the three and six months ended June 29, 2014, we recorded $7.6 million and $15.4 million, respectively, in restructuring and impairment charges. For the three months ended June 29, 2014, we incurred $8.6 million of charges pertaining to termination benefits in connection with our 2014 manufacturing footprint realignment restructuring program and $2.5 million of charges pertaining to termination benefits, contract termination and other exit costs associated with other restructuring activities initiated in 2014 and 2013. These charges were partially offset by a $3.5 million reversal of expense, which was primarily related to the settlement of a terminated European distributor agreement associated with our LMA restructuring program. For the six months ended June 29, 2014, we incurred $8.6 million of charges pertaining to termination benefits in connection with our 2014 manufacturing footprint realignment restructuring program; $8.1 million of charges primarily related to termination benefits associated with our 2014 European restructuring program; and $2.3 million of charges pertaining to termination benefits, contract termination and other exit costs associated with other restructuring activities initiated in 2014 and 2013. These charges were partially offset by $3.6 million of expense reversals, which was primarily related to the settlement of a terminated European distributor agreement associated with our LMA restructuring program.
See Note 4 to the condensed consolidated financial statements included in this report for additional information.
Interest expense

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in millions)
Interest expense	$16.2	$16.1	$33.4	$31.5
Average interest rate on debt	4.0%	4.1%	4.2%	3.8%
The increase in interest expense for the six months ended June 28, 2015, compared to the corresponding period in 2014, reflects an increase in the average interest rate on our outstanding debt, as our 5.25% Senior Notes due 2024, which were issued in 2014 to pay down the balance on our revolving credit facility during 2014, bear a fixed interest rate that is higher than the variable interest rate under our revolving credit facility.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Effective income tax rate	10.5%	17.0%	14.7%	18.1%
The effective income tax rate for the three and six months ended June 28, 2015 was 10.5% and 14.7%, respectively, and 17.0% and 18.1% for the three and six months ended June 29, 2014, respectively. The effective tax rate for the three and six months ended June 28, 2015 benefited from a shift in the mix of taxable income to jurisdictions with lower statutory tax rates.

Segment Financial Information

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Increase/ (Decrease)	June 28, 2015	June 29, 2014	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)			(Dollars in millions)
Vascular North America	$81.2	$77.2	5.1	$162.0	$152.1	6.5
Anesthesia North America	45.6	45.7	(0.3)	91.0	89.0	2.2
Surgical North America	40.5	38.0	6.7	78.6	73.2	7.4
EMEA	129.1	154.7	(16.5)	258.4	304.9	(15.3)
Asia	62.1	62.5	(0.8)	110.6	112.2	(1.4)
OEM	37.9	36.6	3.6	72.6	69.8	4.0
All other	55.7	53.4	4.3	108.3	105.5	2.7
Segment net revenues	$452.1	$468.1	(3.4)	$881.5	$906.7	(2.8)

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Increase/ (Decrease)	June 28, 2015	June 29, 2014	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)			(Dollars in millions)
Vascular North America	$17.0	$13.6	25.0	$32.9	$25.8	27.5
Anesthesia North America	11.4	8.4	35.7	21.4	15.4	39.0
Surgical North America	14.4	14.4	—	26.7	24.9	7.2
EMEA	19.5	30.0	(35.0)	45.8	56.9	(19.5)
Asia	19.0	17.1	11.1	27.1	29.9	(9.4)
OEM	8.4	8.3	1.2	16.4	14.9	10.1
All other	6.9	4.7	46.8	10.0	10.4	(3.8)
Segment operating profit (1)	$96.6	$96.5	0.1	$180.3	$178.2	1.2

(1)
See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, extinguishment of debt and taxes.

Comparison of the three and six months ended June 28, 2015 and June 29, 2014
Vascular North America
Vascular North America net revenues for the three months ended June 28, 2015 increased $4.0 million, or 5.1%, compared to the corresponding prior year period. The increase is primarily attributable to increases in sales volumes of existing products of $6.1 million, which were partially offset by a decline in new product sales of $1.5 million. This decline was mainly due to new products that were put on hold as a result of a third party manufactured component quality issue.
Vascular North America net revenues for the six months ended June 28, 2015 increased $9.9 million, or 6.5%, compared to the corresponding prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $12.4 million, which was partially offset by decreases in new product sales of $1.3 million, which was mainly due to new products that were put on hold as a result of a third party manufactured component quality issue, unfavorable fluctuations in foreign currency exchange rates of $0.7 million and price decreases of $0.6 million.

Vascular North America operating profit for the three months ended June 28, 2015 increased $3.4 million, or 25.0%, compared to the corresponding prior year period. The increase is primarily attributable to the impact of an increase in sales volumes of existing products of $4.4 million and the $1.7 million impact of an increase of sales of higher margin products, which were partially offset by higher employee related costs of $1.2 million, the impact of decreases in new product sales of $1.0 million and higher marketing expenses of $0.7 million.
Vascular North America operating profit for the six months ended June 28, 2015 increased $7.1 million, or 27.5%, compared to the corresponding prior year period. The increase is primarily attributable to the $8.6 million impact of increased sales volumes of existing products, the $2.2 million impact of increases in sales of higher margin products, reduced manufacturing costs of $1.1 million, and lower research and development employee related costs of $0.8 million, which were partially offset by higher non-research and development employee related costs of $2.3 million, higher marketing expenses of $1.0 million, the impact of decreases in new product sales of $0.8 million and price decreases of $0.6 million.
Anesthesia North America
Anesthesia North America net revenues for the three months ended June 28, 2015 decreased $0.1 million, or 0.3%, compared to the corresponding prior year period. The decrease is primarily attributable to a net decrease in sales volumes of existing products of $0.6 million principally related to a product recall and price decreases of $0.3 million, which were partially offset by an increase in new product sales of $0.9 million.
Anesthesia North America net revenues for the six months ended June 28, 2015 increased $2.0 million, or 2.2%, compared to the corresponding prior year period. The increase is primarily attributable to new product sales of $1.7 million and a net increase in sales volumes of existing products of $1.1 million, despite declines resulting from a product recall, which were partially offset by the unfavorable fluctuations in foreign currency exchange rates of $0.5 million.
Anesthesia North America operating profit for the three months ended June 28, 2015 increased $3.0 million, or 35.7%, compared to the corresponding prior year period. The increase is primarily attributable to lower selling, general and administrative expenses of $2.8 million and the $0.6 million impact of new product sales, which were partially offset by the impact of a decrease in sales of higher margin products of $0.8 million and a decrease in sales volumes of existing products of $0.5 million.
Anesthesia North America operating profit for the six months ended June 28, 2015 increased $6.0 million, or 39.0%, compared to the corresponding prior year period. The increase is primarily attributable to lower selling, general and administrative expenses of $4.1 million, the $0.9 million impact of an increase in new product sales, the $0.8 million impact of an increase in sales volumes of existing products, and reduced manufacturing costs of $0.6 million, which were partially offset by higher marketing expenses of $0.5 million.
Surgical North America
Surgical North America net revenues for the three months ended June 28, 2015 increased $2.5 million, or 6.7%, compared to the corresponding prior year period.  The increase is primarily attributable to new product sales of $1.2 million, the acquisition of Mini-Lap which generated sales of $1.1 million and price increases of $1.0 million.
Surgical North America net revenues for the six months ended June 28, 2015 increased $5.4 million, or 7.4%, compared to the corresponding prior year period.  The increase is primarily attributable to new product sales of $2.2 million, price increases of $2.1 million, and the acquisition of Mini-Lap which generated sales of $1.8 million, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $0.9 million.
Surgical North America operating profit for the three months ended June 28, 2015 increased nominally when compared to the corresponding prior year period. The increase is primarily attributable to price increases of $1.0 million and the impact of the Mini-Lap acquisition of $1.0 million, which were partially offset by higher amortization expense of $1.1 million resulting from the commencement of amortization for certain intellectual property assets, lower sales of higher margin products of $0.8 million and $0.6 million of higher selling expenses, primarily related to higher sales commissions and higher marketing expense of $0.6 million.

Surgical North America operating profit for the six months ended June 28, 2015 increased $1.8 million, or 7.2%, compared to the corresponding prior year period. The increase is primarily attributable to price increases of $2.1 million, the impact of the Mini-Lap acquisition of $1.5 million and new product sales of $0.5 million, which were partially offset by higher amortization expense of $2.0 million resulting from the commencement of amortization for certain intellectual property assets, $0.9 million of higher selling expenses, primarily related to higher sales commissions and higher marketing expenses of $0.6 million.
EMEA
EMEA net revenues for the three months ended June 28, 2015 decreased $25.6 million, or 16.5%, compared to the corresponding prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $28.1 million and price decreases of $0.8 million. These decreases were partially offset by an increase in sales volumes of our existing products of $1.6 million and an increase in new products sales of $1.3 million.
EMEA net revenues for the six months ended June 28, 2015 decreased $46.5 million, or 15.3%, compared to the corresponding prior year period.  The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $52.4 million and price decreases of $0.7 million. These decreases were partially offset by an increase in sales volumes of our existing products of $3.4 million and an increase in new product sales of $2.9 million.
EMEA segment operating profit for the three months ended June 28, 2015 decreased $10.5 million, or 35.0%, compared to the corresponding prior year period.  The decrease is primarily attributable to the impact of unfavorable fluctuations in foreign currency exchange rates of $7.5 million, higher manufacturing costs of $5.7 million and the impact of price decreases of $0.8 million, which were partially offset by lower general and administrative expenses of $2.0 million driven by restructuring savings and other employee related costs as well as lower amortization resulting from certain intangible assets becoming fully amortized in the third quarter 2014. Additionally, operating profit was favorably impacted by an increase in sales volumes of our existing products of $1.7 million, an increase in sales of higher margin products of $0.8 million and an increase in new product sales of $0.7 million.
EMEA segment operating profit for the six months ended June 28, 2015 decreased $11.1 million, or 19.5%, compared to the corresponding prior year period.  The decrease is primarily attributable to the impact of unfavorable fluctuations in foreign currency exchange rates of $13.2 million, higher manufacturing costs of $5.6 million and the impact of price decreases of $0.7 million, which were partially offset by a reduction of $2.6 million in general and administrative expenses driven by restructuring savings and other employee related costs as well as lower amortization resulting from certain intangible assets becoming fully amortized in the third quarter 2014. Additionally, operating profit was favorably impacted by an increase in sales volumes of existing products of $3.0 million, an increase in sales of higher margin products of $1.7 million and an increase in new product sales of $1.6 million.
Asia
Asia net revenues for the three months ended June 28, 2015 decreased $0.4 million, or 0.8%, compared to the corresponding prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $6.4 million, which were partially offset by the Human Medics acquisition and other price increases of $3.4 million, an increase in sales volumes of our existing products of $1.8 million and an increase in new product sales of $0.5 million.
Asia net revenues for the six months ended June 28, 2015 decreased $1.6 million, or 1.4%, compared to the corresponding prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $11.0 million, which were partially offset by prices increases of $5.1 million, sales resulting from the Mayo Healthcare and Human Medics acquisitions of $3.0 million and an increase in sales of new products of $1.4 million.
Asia segment operating profit for the three months ended June 28, 2015 increased $1.9 million or 11.1%, compared to the corresponding prior year period. The increase is primarily attributable to the impact of price increases of $3.4 million, the impact of an increase in sales volumes of our existing products of $1.3 million and lower selling, general and administrative expenses of $1.5 million on our business excluding Human Medics. These favorable impacts were partially offset by the impact of unfavorable fluctuations in foreign currency exchange rates of $2.1 million and higher expenses resulting from the acquisitions, primarily Human Medics, and distributor to direct sales conversions of $1.8 million, and higher manufacturing costs of $0.7 million.

Asia segment operating profit for the six months ended June 28, 2015 decreased $2.8 million or 9.4%, compared to the corresponding prior year period. The decrease is primarily attributable to the impact of unfavorable fluctuations in foreign currency exchange rates of $5.2 million, higher manufacturing costs of $1.2 million, expenses associated with the acquisition of Human Medics and conversion from distributor to direct sales of $4.3 million and a decrease in sales of higher margin products of $0.7 million. The impact of the reductions were partially offset by the impact of price increases of $5.1 million, the impact of sales of higher gross margin products resulting from the Human Medics acquisition as well as the conversion from distributor to direct sales of $1.7 million, the $0.9 million impact of increased sales of new products and lower selling, general and administrative expenses on our business excluding Human Medics and conversions from distributor to direct sales of $0.8 million.
OEM
OEM net revenues for the three months ended June 28, 2015 increased $1.3 million, or 3.6%, compared to the corresponding prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $1.6 million and an increase in new product sales of $0.9 million, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.4 million.
OEM net revenues for the six months ended June 28, 2015 increased $2.8 million, or 4.0%, compared to the corresponding prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $3.7 million and new product sales of $1.5 million, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $2.6 million.
OEM segment operating profit for the three months ended June 28, 2015 increased $0.1 million, or 1.2%, compared to the corresponding prior year period. The increase is primarily attributable to the $1.2 million impact of sales of higher margin products, and the $0.8 million impact of increases in sales volumes of existing products, partially offset by higher selling, general and administrative expenses of $1.2 million primarily related to higher employee related costs.
OEM segment operating profit for the six months ended June 28, 2015 increased $1.5 million, or 10.1%, compared to the corresponding prior year period. The increase is primarily attributable to the $1.8 million impact of increases in sales volumes, the $1.4 million impact of sales of higher margin products and the $0.7 million impact of an increase in new product sales, partially offset by higher selling, general and administrative expenses of $1.3 million primarily related to higher employee related costs, unfavorable foreign currency exchange rate fluctuations of $0.6 million and higher research and development costs of $0.5 million.
All Other
The increases in net revenues for our other businesses for the three and six months ended June 28, 2015, compared to the corresponding prior year period is primarily attributable to an increase in sales volumes of existing products and new product sales, which were partially offset by unfavorable foreign currency exchange rate fluctuations.
The increase in operating profit for the three months ended June 28, 2015, compared to the corresponding prior year period, is primarily attributable to an increase in sales volumes of existing products and lower research and development costs, which were partially offset by unfavorable foreign currency exchange rate fluctuations and the unfavorable impact from a net reduction in the estimated fair value of our contingent consideration liabilities recorded for the three months ended June 29, 2014.
The decrease in operating profit for the six months ended June 28, 2015, compared to the corresponding prior year period, is primarily attributable to unfavorable foreign currency exchange rate fluctuations and the unfavorable impact from a net reduction in the estimated fair value of our contingent consideration liabilities recorded for the six months ended June 29, 2014. These declines were partially offset by an increase in sales volumes of existing products, lower research and development costs and an increase in new product sales.

Liquidity and Capital Resources
We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and sales of accounts receivable under our securitization program will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to cash payment of additional United States income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes required to be paid, which could be significant, and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expense as we have provided for taxes on unremitted foreign earnings that we do not consider permanently reinvested.
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in the domestic and global financial and credit markets, the markets remain volatile, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to countries in Europe. As of June 28, 2015, our net current and long-term accounts receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $46.7 million compared to $46.9 million as of December 31, 2014. For the six months ended June 28, 2015, net revenues from these countries were approximately 8% of total net revenues, and average days that current and long-term accounts receivables were outstanding were 230 days. As of both June 28, 2015 and December 31, 2014 net current and long-term accounts receivables from these countries were approximately 26.5% and 27.3% of our consolidated net current and long-term accounts receivables, respectively. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2015 and future years.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $109.6 million for the first six months of 2015 compared to $120.2 million during the first six months of 2014. The $10.6 million decrease is primarily due to an increase in accounts receivable, partially offset by a decline in income taxes payable, an $3.0 million decrease in contributions to domestic pension plans as well as improved operating results over the prior year (excluding the impact of foreign currency exchange rate fluctuations). Accounts receivable increased $18.0 million during the six months ended June 28, 2015, as compared to a $0.6 million decrease during the six months ended June 29, 2014, primarily due to increased net revenues in the first six months of 2015 as compared to the first six months in 2014 (excluding the impact of foreign currency exchange rate fluctuations) as well as increased collections of receivables during the first six months of 2014 primarily in EMEA. Income taxes payable decreased $8.2 million during the six months ended June 28, 2015 as compared to a $12.5 million decrease during the six months ended June 29, 2014, primarily due to a $3.4 million refund received in Germany in 2015 as well as timing of payments.

Net cash used in investing activities from continuing operations was $68.9 million for the six months ended June 28, 2015, reflecting net payments of $37.6 million for the 2015 acquisitions and capital expenditures of $31.2 million.

Net cash provided by financing activities from continuing operations was $0.2 million for the six months ended June 28, 2015, which included proceeds from additional borrowings of $246.0 million principally under our revolving credit facility and $42.1 million of borrowings under our accounts receivable securitization facility. This additional indebtedness was partially offset by repayments of outstanding debt totaling $251.0 million, including the prepayment of our 6.875% Senior Subordinated Notes due 2019 (the "2019 Notes") totaling $250.0 million using the borrowings from the revolving credit facility and the repayment of $0.9 million under our accounts receivable securitization facility. We incurred debt extinguishment, issuance and amendment fees of $8.7 million, which is primarily the result of a make whole payment in connection with the redemption of the 2019 Notes. We made dividend payments of $28.2 million and contingent consideration payments related to our acquisition of Mini-Lap of $4.0 million. The shared-based compensation activity, which included proceeds from the exercise and vesting of share-based awards under our stock compensation plans and the related excess tax benefits, partially offset by tax withholdings that we remitted on behalf of employees who elect to have shares withheld by us to satisfy their minimum tax withholding obligations arising from the exercise and vesting of their share-based awards, resulted in a net inflow of $4.8 million.

Stock Repurchase Program
In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreements, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreements) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through June 28, 2015, no shares have been purchased under this Board authorization.
Net Debt to Total Capital Ratio
The following table provides our net debt to total capital ratio:

	June 28, 2015	December 31, 2014
	(Dollars in millions)
Net debt includes:
Current borrowings	$416.0	$368.4
Long-term borrowings	696.0	700.0
Unamortized debt discount	29.7	36.2
Total debt	1,141.7	1,104.6
Less: Cash and cash equivalents	325.0	303.2
Net debt	$816.7	$801.4
Total capital includes:
Net debt	$816.7	$801.4
Total common shareholders’ equity	1,917.8	1,911.3
Total capital	$2,734.5	$2,712.7
Percent of net debt to total capital	30%	30%
On June 1, 2015, we prepaid the $250 million aggregate principal amount of the 2019 Notes.  In addition to our prepayment of principal, we paid the holders of the 2019 Notes an $8.6 million prepayment make-whole amount plus accrued and unpaid interest. We used $246.0 million in borrowings under our revolving credit facility, $12.1 million in borrowings under our securitization program and available cash to fund the prepayment of the 2019 Notes.
On July 29, 2015, we repaid $50 million of outstanding borrowings under our revolving credit facility with available cash.

Our 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are convertible under certain circumstances. Since the fourth quarter 2013, our closing stock price has exceeded the 130% threshold described in Note 7 to the consolidated financial statements included in this report and, accordingly, the Convertible Notes have been classified as a current liability as of June 28, 2015 and December 31, 2014. We have elected a net settlement method to satisfy our conversion obligation, under which we may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of our existing cash on hand and borrowings under our credit facility, our use of these funds could adversely affect our results of operations and liquidity. The classification of the Convertible Notes as a current liability had no impact on our financial covenants.
Our senior credit agreement and the indentures under which we issued our 5.25% senior notes due 2024 (collectively, the “senior notes”) contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each are defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. The obligations under the senior credit agreement and the senior notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the senior credit agreement are (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by us and each guarantor.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of June 28, 2015 and December 31, 2014, we have accrued liabilities of approximately $2.6 million and $6.0 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $2.6 million accrued at June 28, 2015, $1.5 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 13 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended June 28, 2015. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit No.		Description
10.1	—
Letter Agreement, dated as of May 1, 2015, between the Company and Liam Kelly, relating to compensation and benefits to be provided to Mr. Kelly in connection with his appointment as Executive Vice President and Chief Operating Officer.

10.2	—	Senior Executive Officer Severance Agreement, dated May 1, 2015, between the Company and Liam Kelly.
10.3	—	Executive Change In Control Agreement, dated May 1, 2015, between the Company and Liam Kelly.
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.
32.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934.
101.1	—

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 28, 2015 and June 29, 2014; (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 28, 2015 and June 29, 2014; (iii) the Condensed Consolidated Balance Sheets as of June 28, 2015 and December 31, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2015 and June 29, 2014; (v) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 28, 2015 and June 29, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Benson F. Smith
Benson F. Smith Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Powell
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: July 30, 2015