Form 10-Q
period 2015-09-27
TELEFLEX INC
filed 2015-10-29
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 41,601,863 shares of common stock, $1.00 par value, outstanding as of October 19, 2015.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2015

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars and shares in thousands, except per share)
Net revenues	$443,714	$457,173	$1,325,189	$1,363,824
Cost of goods sold	215,501	221,007	641,102	662,411
Gross profit	228,213	236,166	684,087	701,413
Selling, general and administrative expenses	138,840	138,252	420,765	425,392
Research and development expenses	12,571	14,871	38,898	43,803
Restructuring charges	660	1,108	5,688	16,511
Gain on sale of assets	(408)	—	(408)	—
Income from continuing operations before interest, extinguishment of debt and taxes	76,550	81,935	219,144	215,707
Interest expense	14,306	17,184	47,685	48,650
Interest income	(130)	(161)	(453)	(494)
Loss on extinguishment of debt	—	—	10,454	—
Income from continuing operations before taxes	62,374	64,912	161,458	167,551
Taxes on income from continuing operations	803	9,684	15,415	28,224
Income from continuing operations	61,571	55,228	146,043	139,327
Operating loss from discontinued operations	(788)	(247)	(1,432)	(1,866)
(Benefit) taxes on loss from discontinued operations	(69)	24	180	(345)
Loss from discontinued operations	(719)	(271)	(1,612)	(1,521)
Net income	60,852	54,957	144,431	137,806
Less: Income from continuing operations attributable to noncontrolling interest	28	126	692	765
Net income attributable to common shareholders	$60,824	$54,831	$143,739	$137,041
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.48	$1.33	$3.50	$3.35
Loss from discontinued operations	(0.02)	(0.01)	(0.04)	(0.04)
Net income	$1.46	$1.32	$3.46	$3.31
Diluted:
Income from continuing operations	$1.27	$1.18	$3.03	$3.00
Loss from discontinued operations	(0.02)	—	(0.03)	(0.04)
Net income	$1.25	$1.18	$3.00	$2.96
Dividends per share	$0.34	$0.34	$1.02	$1.02
Weighted average common shares outstanding
Basic	41,597	41,399	41,542	41,347
Diluted	48,532	46,628	47,969	46,256
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$61,543	$55,102	$145,351	$138,562
Loss from discontinued operations, net of tax	(719)	(271)	(1,612)	(1,521)
Net income	$60,824	$54,831	$143,739	$137,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Net income	$60,852	$54,957	$144,431	$137,806
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $2,750, $12,721, $20,854 and $13,252 for the three and nine month periods, respectively	(29,329)	(46,395)	(91,216)	(41,105)
Pension and other postretirement benefit plans adjustment, net of tax of $(609), $(526), $(1,894) and $(1,235) for the three and nine month periods, respectively	1,185	1,094	3,622	2,336
Derivatives qualifying as hedges, net of tax of $420, $(34), $856 and $(117) for the three and nine month periods, respectively	(730)	60	(1,489)	203
Other comprehensive loss, net of tax:	(28,874)	(45,241)	(89,083)	(38,566)
Comprehensive income	31,978	9,716	55,348	99,240
Less: comprehensive (loss) income attributable to non-controlling interest	(57)	86	613	793
Comprehensive income attributable to common shareholders	$32,035	$9,630	$54,735	$98,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2015	December 31, 2014
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$276,463	$303,236
Accounts receivable, net	272,996	273,704
Inventories, net	345,899	335,593
Prepaid expenses and other current assets	33,798	35,697
Prepaid taxes	43,966	40,256
Deferred tax assets	55,981	57,301
Assets held for sale	7,044	7,422
Total current assets	1,036,147	1,053,209
Property, plant and equipment, net	313,244	317,435
Goodwill	1,303,175	1,323,553
Intangible assets, net	1,192,364	1,216,720
Investments in affiliates	324	1,150
Deferred tax assets	940	1,178
Other assets	61,507	64,010
Total assets	$3,907,701	$3,977,255
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$416,685	$368,401
Accounts payable	67,906	64,100
Accrued expenses	67,027	72,383
Current portion of contingent consideration	545	11,276
Payroll and benefit-related liabilities	77,435	85,442
Accrued interest	7,490	9,169
Income taxes payable	9,728	13,768
Other current liabilities	10,655	10,360
Total current liabilities	657,471	634,899
Long-term borrowings	646,000	700,000
Deferred tax liabilities	406,101	451,541
Pension and postretirement benefit liabilities	148,514	167,241
Noncurrent liability for uncertain tax provisions	50,817	50,884
Other liabilities	57,737	58,991
Total liabilities	1,966,640	2,063,556
Commitments and contingencies
Total common shareholders' equity	1,938,891	1,911,309
Noncontrolling interest	2,170	2,390
Total equity	1,941,061	1,913,699
Total liabilities and equity	$3,907,701	$3,977,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Cash Flows from Operating Activities of Continuing Operations
Net income	$144,431	$137,806
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,612	1,521
Depreciation expense	34,035	37,409
Amortization expense of intangible assets	45,278	47,053
Amortization expense of deferred financing costs and debt discount	12,662	11,792
Loss on extinguishment of debt	10,454	—
Gain on sale of assets	(408)	—
Changes in contingent consideration	(3,260)	(7,670)
Stock-based compensation	10,379	9,125
Deferred income taxes, net	(21,960)	(2,808)
Other	(18,329)	(4,310)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(8,714)	2,442
Inventories	(19,904)	(23,084)
Prepaid expenses and other current assets	1,636	(4,087)
Accounts payable and accrued expenses	(2,855)	14,258
Income taxes receivable and payable, net	(8,297)	(10,649)
Net cash provided by operating activities from continuing operations	176,760	208,798
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(45,566)	(48,220)
Proceeds from sale of assets	408	5,251
Payments for businesses and intangibles acquired, net of cash acquired	(63,451)	(28,535)
Investment in affiliates	—	(40)
Net cash used in investing activities from continuing operations	(108,609)	(71,544)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from new borrowings	288,100	250,000
Reduction in borrowings	(303,627)	(480,009)
Debt extinguishment, issuance and amendment fees	(9,017)	(3,689)
Net proceeds from share based compensation plans and the related tax impacts	4,815	2,936
Payments to noncontrolling interest shareholders	(833)	(1,094)
Payments for contingent consideration	(7,974)	—
Dividends paid	(42,382)	(42,174)
Net cash used in financing activities from continuing operations	(70,918)	(274,030)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,954)	(1,946)
Net cash used in discontinued operations	(1,954)	(1,946)
Effect of exchange rate changes on cash and cash equivalents	(22,052)	(6,880)
Net decrease in cash and cash equivalents	(26,773)	(145,602)
Cash and cash equivalents at the beginning of the period	303,236	431,984
Cash and cash equivalents at the end of the period	$276,463	$286,382

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2013	43,243	$43,243	$409,338	$1,696,424	$(110,855)	2,064	$(124,623)	$2,489	$1,916,016
Net income				137,041				765	137,806
Cash dividends ($1.02 per share)				(42,174)					(42,174)
Other comprehensive (loss) income					(38,594)			28	(38,566)
Distributions to noncontrolling interest shareholders								(1,094)	(1,094)
Settlements of convertible notes			4				(4)		—
Settlements of note hedges associated with convertible notes			(7)				6		(1)
Shares issued under compensation plans	158	158	9,001			(75)	2,684		11,843
Deferred compensation						(2)	86		86
Balance at September 28, 2014	43,401	$43,401	$418,336	$1,791,291	$(149,449)	1,987	$(121,851)	$2,188	$1,983,916

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2014	43,420	$43,420	$422,394	$1,827,845	$(260,895)	1,981	$(121,455)	$2,390	$1,913,699
Net income				143,739				692	144,431
Cash dividends ($1.02 per share)				(42,382)					(42,382)
Other comprehensive loss					(89,004)			(79)	(89,083)
Distributions to noncontrolling interest shareholders								(833)	(833)
Settlements of convertible notes			(59)				62		3
Settlements of note hedges associated with convertible notes			126				(125)		1
Shares issued under compensation plans	95	95	13,379			(63)	1,678		15,152
Deferred compensation						(3)	73		73
Balance at September 27, 2015	43,515	$43,515	$435,840	$1,929,202	$(349,899)	1,915	$(119,767)	$2,170	$1,941,061
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
Effective April 1, 2015, the Company reorganized certain of its businesses to better leverage the Company’s resources. As a result, the Company realigned its operating segments, and segment data included in Notes 4, 6 and 14 has been restated to reflect these changes. See Note 14 for additional information, including information regarding changes in the composition of certain of the Company's reportable operating segments.
As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

Note 2 — New accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue.  The new guidance is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers.  The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an amendment to the new guidance that defers the effective date. The amendment provides that the new guidance is effective prospectively for annual periods beginning after December 15, 2017 and interim periods within those years; early application is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In April 2015, the FASB issued guidance for the reporting of debt issuance costs within the balance sheet. Under the new guidance, debt issuance costs are to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount. Currently, debt issuance costs are presented as a deferred charge (i.e., an asset) on the balance sheet. The guidance provides uniform treatment for debt issuance costs and debt discounts and eliminates inconsistencies that previously existed with other FASB guidance. The new guidance is effective for fiscal years beginning after December 15, 2015 with early adoption permitted, and is required to be applied on a retrospective basis. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s financial position.
In September 2015, the FASB issued guidance that will change the requirements for reporting measurement period adjustments to provisional amounts initially recognized in connection with a business combination. Under GAAP, an acquiring entity currently is required to retrospectively adjust, in prior period financial statements, the provisional amounts to reflect new information obtained during the measurement period (a period, which may not exceed one year from the date of the business combination, during which the acquiring entity may receive information about the facts and circumstances existing as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date). Under the new guidance, adjustments to the provisional amounts will be reflected in the financial statements for the reporting period in which the adjustments are determined, including by recognizing in current period earnings the full effect of changes in depreciation, amortization or other income effects. The guidance requires that the acquiring entity either present separately on the face of the current period income statement or disclose in the notes to the current period financial statements, by line item, the amount of the adjustments made during the current period. The new guidance will be effective for fiscal years beginning after December 15, 2015, and will be applied prospectively to adjustments to provisional amounts occurring after the effective date of the guidance. Earlier application is permitted for financial statements that have not been issued. The Company will apply the provisions of this guidance to any measurement period adjustments occurring after September 27, 2015.
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

Note 3 — Acquisitions
The Company made the following acquisitions during 2015 (the "2015 acquisitions"), which, with the exception of Ace Medical, were accounted for as business combinations:

•	On January 20, 2015, the Company acquired Human Medics Co., Ltd., (“Human Medics”), a distributor of medical devices and supplies primarily in the Korean market.

•	On March 30, 2015, the Company acquired Trintris Medical, Inc. ("Trintris"), an original equipment manufacturer (OEM) of balloons and catheters that complement the Company's OEM product portfolio.

•
On April 8, 2015, the Company acquired Truphatek Holdings (1993) Limited ("Truphatek"), a manufacturer of a broad range of disposable and reusable laryngoscope devices that complement the Company's anesthesia product portfolio. Previously, the Company held a noncontrolling, 6% interest in Truphatek.

•	On June 26, 2015, the Company acquired certain assets of N. Stenning & Co. Pty. Ltd. ("Stenning"), a distributor of medical devices and supplies primarily in the Australian market.

•
On June 29, 2015, the Company acquired certain assets, primarily distribution rights, of Ace Medical US, LLC ("Ace Medical"), a distributor of medical devices and supplies in the United States of America.

•	On August 26, 2015, the Company acquired certain assets of Atsina Surgical, LLC ("Atsina"), a company that developed surgical clips that complement the Company's surgical ligation portfolio.
As a result of the above transactions, the Company acquired all of the common stock and voting equity interest in Human Medics, Trintris and Truphatek.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The aggregate total fair value of the 2015 acquisitions is estimated to be $66.4 million, which includes initial payments of $63.8 million, deferred consideration of $1.8 million and the fair value of the Company's previously held noncontrolling equity interest in Truphatek of $1.2 million, partially offset by a favorable working capital adjustment of $0.4 million. As a result of the Company's remeasurement, at the acquisition date, of the fair value of the noncontrolling equity interest the Company previously held in Truphatek, the Company recognized a gain of $1.0 million that reduced selling, general and administrative expenses in the condensed consolidated statements of income. Transaction expenses associated with the 2015 acquisitions, which are included in selling, general and administrative expenses in the condensed consolidated statement of income, were $0.2 million and $1.0 million for the three and nine months ended September 27, 2015, respectively. The results of operations of the acquired businesses and assets are included in the condensed consolidated statements of income from their respective acquisition dates. For the three months ended September 27, 2015, the Company recorded revenue and income from continuing operations before taxes related to the acquired businesses of $4.6 million and $1.1 million, respectively. For the nine months ended September 27, 2015, the Company recorded revenue and income from continuing operations before taxes related to the acquired businesses of $9.9 million and $2.0 million, respectively. Pro forma information is not presented, as the operations of the acquired businesses are not significant to the overall operations of the Company.
The following table presents the preliminary fair value determination of the assets acquired and liabilities assumed in the 2015 acquisitions:

(Dollars in thousands)
Assets
Current assets	$10,353
Property, plant and equipment	2,817
Intangible assets:
Intellectual property	4,067
Distribution rights	7,738
Non-compete agreements	1,894
In-process research and development	17,908
Customer list	8,337
Goodwill	18,915
Other assets	45
Total assets acquired	72,074
Less:
Current liabilities	3,048
Deferred tax liabilities	2,477
Other liabilities	138
Liabilities assumed	5,663
Net assets acquired	$66,411
The Company is continuing to evaluate the 2015 acquisitions throughout their respective measurement periods. Further adjustments may be necessary as a result of the Company's assessment of additional information related to the fair values of the assets acquired and liabilities assumed, primarily deferred tax liabilities and goodwill.
Among the acquired assets, intellectual property has useful lives ranging from 15 to 20 years, customer lists have useful lives ranging from 10 to 18 years, distribution rights have useful lives of 10 years and non-compete arrangements have useful lives of 5 years. The goodwill resulting from the acquisitions primarily reflects synergies currently expected to be realized from the integration of the acquired businesses. Goodwill and the step-up in basis of the intangible assets in connection with stock acquisitions are not deductible for tax purposes.

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

The total fair value of consideration for the 2014 acquisitions was $66.3 million. The results of operations of the acquired businesses and assets are included in the consolidated statements of income from their respective acquisition dates. Pro forma information is not presented, as the operations of the acquired businesses are not significant to the overall operations of the Company.

Note 4 — Restructuring charges
2015 Restructuring Plans
During 2015, the Company committed to programs associated with the reorganization of certain of its businesses, as discussed in Note 14, and the consolidation of certain of its facilities in North America. The Company estimates that it will record aggregate pre-tax charges of $6 million to $7 million related to these programs, which represent employee termination benefits, contract termination costs and facility closure and other exit costs, and will result in future cash outlays. For the three and nine months ended September 27, 2015, the Company recorded charges of $(0.1) million and $4.3 million, respectively, related to these programs. As of September 27, 2015, the Company has a reserve of $2.9 million related to these programs.
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
The following table provides a summary of the Company's current cost estimates by major type of expense associated with the 2014 Manufacturing Footprint Realignment Plan:

Type of expense	Total estimated amount expected to be incurred

Employee termination benefits	$11 million to $13 million
Facility closure and other exit costs	$2 million to $3 million
Accelerated depreciation charges	$10 million to $11 million
Other	$14 million to $17 million
$37 million to $44 million

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company recorded expenses of $3.2 million and $9.1 million for the three and nine months ended September 27, 2015, respectively, related to the 2014 Manufacturing Footprint Realignment Plan. Of this amount, $0.8 million and $1.5 million were recorded as restructuring expense for the three and nine months ended September 27, 2015, respectively, and $2.4 million and $7.6 million, related to accelerated depreciation and certain other transfer related costs resulting from the plan, were included in cost of goods sold for the three and nine months ended September 27, 2015, respectively. As of September 27, 2015, the Company has incurred net aggregate restructuring charges related to the plan of $10.8 million. Additionally, as of September 27, 2015, the Company has incurred net aggregate accelerated depreciation and certain other costs in connection with the plan of $12.4 million, which were included in cost of sales. As of September 27, 2015, the Company has a restructuring reserve of $7.5 million in connection with the plan, all of which relates to termination benefits.
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
The Company recorded nominal charges for the three and nine months ended September 27, 2015 with respect to this plan. As of September 27, 2015, the Company has incurred net aggregate restructuring charges under the plan of $7.8 million. As of September 27, 2015, the Company had a reserve of $0.3 million in connection with the 2014 European Restructuring Plan.  The Company expects to complete this plan in 2015.
Other 2014 Restructuring Programs
In June 2014, the Company initiated programs to consolidate locations in Australia and terminate certain distributor agreements in an effort to reduce costs. As a result of these actions, the Company expects to incur aggregate restructuring charges over the term of these programs of approximately $4 million, of which, $3.6 million was incurred through September 27, 2015. These programs include costs related to termination benefits, contract termination costs and other exit costs. As of September 27, 2015, the Company had a reserve of $0.3 million in connection with these programs. The Company expects to complete the programs in 2015.
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
The Company has incurred net aggregate restructuring charges related to the LMA Restructuring Program of $11.3 million, and as of September 27, 2015, the program is complete.
2013 Restructuring Programs
In 2013, the Company initiated restructuring programs to consolidate administrative and manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As of September 27, 2015, the Company has incurred an aggregate of $11.0 million in restructuring charges related to these restructuring programs. These programs entail costs related to termination benefits, contract termination costs and charges related to post-closing obligations associated with its acquired businesses. As of September 27, 2015, these programs have been completed.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Impairment Charges
There were no impairment charges recorded for the three and nine months ended September 27, 2015 and September 28, 2014, respectively.
The restructuring charges recognized for the three and nine months ended September 27, 2015 and September 28, 2014 consisted of the following:

Three Months Ended September 27, 2015
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2015 Restructuring plans	$(198)	$37	$78	$9	$(74)
2014 Manufacturing footprint realignment plan	619	(3)	163	52	831
2014 European restructuring plan	(97)	—	—	—	(97)
Total restructuring charges	$324	$34	$241	$61	$660

Three Months Ended September 28, 2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint realignment plan	$129	$—	$—	$42	$171
2014 European restructuring plan	537	1	1	27	566
Other 2014 restructuring programs	25	—	202	62	289
LMA restructuring program	—	—	20	—	20
2013 Restructuring programs	(124)	—	186	—	62
Total restructuring charges	$567	$1	$409	$131	$1,108

Nine Months Ended September 27, 2015
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2015 Restructuring programs	$3,361	$166	$723	$56	$4,306
2014 Manufacturing footprint realignment plan	831	241	389	36	1,497
2014 European restructuring plan	(87)	—	—	34	(53)
Other 2014 restructuring programs	—	—	49	—	49
LMA restructuring program	—	2	(20)	1	(17)
2013 Restructuring programs	(94)	—	—	—	(94)
Total restructuring charges	$4,011	$409	$1,141	$127	$5,688

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Nine Months Ended September 28, 2014
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint realignment	$8,706	$—	$—	$42	$8,748
2014 European restructuring plan	8,289	1	306	76	8,672
Other 2014 restructuring programs	501	—	1,376	193	2,070
LMA restructuring program	(29)	(112)	(3,211)	—	(3,352)
2013 Restructuring programs	361	—	243	22	626
2012 Restructuring charges	(619)	354	—	—	(265)
2011 Restructuring plan	—	12	—	—	12
Total restructuring charges	$17,209	$255	$(1,286)	$333	$16,511
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
Restructuring charges by reportable operating segment for the three and nine months ended September 27, 2015 and September 28, 2014 are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Restructuring charges
Vascular North America	$232	$(15)	$2,466	$6,748
Anesthesia North America	(250)	15	284	1,193
Surgical North America	36	—	282	—
EMEA	(64)	849	(139)	7,164
Asia	2	111	3	708
All other	704	148	2,792	698
Total restructuring charges	$660	$1,108	$5,688	$16,511

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 — Inventories, net
Inventories as of September 27, 2015 and December 31, 2014 consisted of the following:

	September 27, 2015	December 31, 2014
	(Dollars in thousands)
Raw materials	$80,143	$68,191
Work-in-process	64,691	58,526
Finished goods	237,775	242,750
	382,609	369,467
Less: inventory reserve	(36,710)	(33,874)
Inventories, net	$345,899	$335,593

Note 6 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable segment for the nine months ended September 27, 2015:

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2014
Goodwill	$564,177	$214,429	$250,912	$339,029	$144,712	$—	$142,422	$1,655,681
Accumulated impairment losses	(219,527)	(84,531)	—	—	—	—	(28,070)	(332,128)
	344,650	129,898	250,912	339,029	144,712	—	114,352	1,323,553
Goodwill related to acquisitions	—	12,473	—	1,149	4,099	1,194	—	18,915
Currency translation adjustment	88	(825)	—	(25,875)	(9,175)	—	(3,506)	(39,293)
Balance at September 27, 2015
Goodwill	564,265	226,077	250,912	314,303	139,636	1,194	138,916	1,635,303
Accumulated impairment losses	(219,527)	(84,531)	—	—	—	—	(28,070)	(332,128)
	$344,738	$141,546	$250,912	$314,303	$139,636	$1,194	$110,846	$1,303,175
The following table provides information as of September 27, 2015 and December 31, 2014 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	September 27, 2015	December 31, 2014	September 27, 2015	December 31, 2014
	(Dollars in thousands)
Customer relationships	$623,211	$624,574	$(209,262)	$(192,876)
In-process research and development	58,908	68,694	—	—
Intellectual property	494,457	467,068	(166,909)	(146,131)
Distribution rights	23,363	16,101	(14,208)	(14,243)
Trade names	387,132	396,269	(6,115)	(2,764)
Non-compete agreements	2,218	337	(431)	(309)
	$1,589,289	$1,573,043	$(396,925)	$(356,323)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In May 2012, the Company acquired Semprus BioSciences Corp. ("Semprus"), a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications.  The Company experienced difficulties with respect to the development of the Semprus technology, and devoted further research and testing towards attempting to resolve the issue. As a result of these efforts, the Company believes it has resolved the issue and is focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of this technology. Despite this progress, significant challenges to commercialization of the Semprus technology remain, and the Company ultimately may find it necessary to recognize impairment charges with respect to the related assets, which could be material. As of September 27, 2015, the Company has in-process research and development intangible assets of $41.0 million related to this investment, which are recorded in intangible assets, net.
Amortization expense related to intangible assets was $15.5 million and $15.0 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and $45.3 million and $47.1 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. Estimated annual amortization expense for the remainder of 2015 and the next five succeeding years is as follows (dollars in thousands):

2015	$15,600
2016	61,800
2017	62,000
2018	61,700
2019	61,500
2020	61,000

Note 7 — Borrowings
The Company's borrowings at September 27, 2015 and December 31, 2014 are as follows:

	September 27, 2015	December 31, 2014
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.95% at September 27, 2015, due 2018	$396,000	$200,000
3.875% Convertible Senior Subordinated Notes due 2017	399,771	399,898
6.875% Senior Subordinated Notes due 2019	—	250,000
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 0.94% at September 27, 2015	43,300	4,700
	1,089,071	1,104,598
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(26,386)	(36,197)
	1,062,685	1,068,401
Current borrowings	(416,685)	(368,401)
Long-term borrowings	$646,000	$700,000

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Classification of 3.875% Convertible Senior Subordinated Notes due 2017 as a Current Liability
The Company's 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") are convertible into shares of the Company's common stock at the option of the holder upon the occurrence of any of the following circumstances (i) during any fiscal quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price on each applicable trading day; or (ii) during the five business day period after any consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each trading day during the measurement period; or (iii) upon the occurrence of specified corporate events; or (iv) at any time on or after May 1, 2017 up to and including July 28, 2017. The Convertible Notes are convertible at a conversion rate of 16.3084 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $61.32 per share. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company’s conversion obligation may be satisfied, at the Company’s option, in shares of common stock, cash or a combination of cash and shares of common stock. The Company has elected a net-settlement method to satisfy its conversion obligation. Under the net-settlement method, the Company will settle the $1,000 principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.
Since the fourth quarter 2013, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of September 27, 2015 and December 31, 2014. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase.  Consequently, it is possible that the Convertible Notes may not be convertible in one or more future quarters, in which case the Convertible Notes would again be classified as long-term debt, unless one of the other conversion events described above were to occur. While the Company believes it has sufficient liquidity to repay the principal amount due through a combination of utilizing its existing cash on hand and accessing its revolving credit facility, the Company's use of these funds could adversely affect its results of operations and liquidity.
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
Redemption of 6.875% Senior Subordinated Notes due 2019
On June 1, 2015, the Company prepaid the $250 million aggregate outstanding principal amount under its 6.875% Senior Subordinated Notes due 2019 (the “2019 Notes”).  In addition to its prepayment of principal, the Company paid the holders of the 2019 Notes an $8.6 million prepayment make-whole amount plus accrued and unpaid interest. The Company recorded the prepayment make-whole amount and a $1.9 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in the condensed consolidated statement of income in the second quarter 2015. The Company used $246.0 million in borrowings under its revolving credit facility, $12.1 million in borrowings under its securitization program and available cash to fund the prepayment of the 2019 Notes.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Fair Value of Long-Term Debt
The carrying amount of current and long-term borrowings as reported in the condensed consolidated balance sheet as of September 27, 2015 is $1,062.7 million. To determine the fair value of its debt, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of September 27, 2015 and December 31, 2014, categorized by the level of inputs within the fair value hierarchy used to measure fair value (see Note 10, “Fair value measurement,” in the Company’s annual report on Form 10-K for the year ended December 31, 2014 for further information):

	September 27, 2015	December 31, 2014
	(Dollars in thousands)
Level 1	$844,756	$1,024,806
Level 2	690,151	455,222
Total	$1,534,907	$1,480,028

Note 8 — Financial instruments
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the condensed consolidated balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive loss and thereafter is recognized in the condensed consolidated statement of income in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in the condensed consolidated statement of income in the period in which such gains and losses occur.
The following table presents the location and fair value of derivative instruments designated as hedging instruments in the condensed consolidated balance sheet as of September 27, 2015 and December 31, 2014:

	September 27, 2015	December 31, 2014
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts:
Prepaid expenses and other current assets	$834	$—
Total asset derivatives	$834	$—
Liability derivatives:
Foreign currency forward contracts:
Other current liabilities	$3,247	$—
Total liability derivatives	$3,247	$—
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 27, 2015 is $49.8 million. All open foreign currency forward contracts designated as cash flow hedges as of September 27, 2015 have durations of nine months or less. As of December 31, 2014, the Company had no open foreign currency forward contracts designated as cash flow hedges.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive loss (“OCL”) for the three and nine months ended September 27, 2015 and September 28, 2014:

	After Tax Gain (Loss) Recognized in OCL
	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Foreign currency forward contracts	$(730)	$60	$(1,489)	$203
Total	$(730)	$60	$(1,489)	$203

See Note 10 for information on the location in the condensed consolidated statements of income and amount of gains attributable to derivatives that were reclassified from accumulated other comprehensive loss (“AOCL”) to expense (income), net of tax.
There was no ineffectiveness related to the Company’s hedging derivatives during the three and nine months ended September 27, 2015 and September 28, 2014.
Based on foreign currency exchange rates at September 27, 2015, approximately $0.2 million of unrealized losses, net of tax, within AOCL are expected to be reclassified from AOCL to the condensed consolidated statement of income during the remainder of 2015. However, the actual amount reclassified from AOCL could vary due to future changes in exchange rates.
Non-designated Foreign Currency Forward Contracts

During the third quarter 2015, the Company began using foreign currency forward contracts as a part of its strategy to manage exposure related to near term foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges, are marked-to-market (changes in fair value are reflected in selling, general and administrative expenses) and are entered into for periods consistent with currency transaction exposures, approximately one month. The total notional amount for all open non-designated foreign currency forward contracts as of September 27, 2015 is $77.6 million. The non-designated foreign currency forward contract assets and liabilities are reported in prepaid expenses and other current assets and in other current liabilities on the condensed consolidated balance sheet as of September 27, 2015, respectively. For the three and nine months ended September 27, 2015 the Company recognized a loss related to non-designated foreign currency forward contracts of $0.3 million.
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

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

An allowance for doubtful accounts is maintained for accounts receivable based on the Company’s historical collection experience and expected collectability of the accounts receivable, considering the period an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts was $8.9 million and $8.8 million at September 27, 2015 and December 31, 2014, respectively. The current portion of the allowance for doubtful accounts at September 27, 2015 and December 31, 2014 of $2.3 million and $2.4 million, respectively, are reflected in accounts receivable, net. The allowance for doubtful accounts on receivables outstanding for greater than one year at September 27, 2015 and December 31, 2014 of $6.6 million and $6.4 million, respectively, are reflected in other assets.
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
Certain of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal. As a result, the Company continues to closely monitor the allowance for doubtful accounts in these locations. If the financial condition of these customers or the healthcare systems in these countries deteriorate to the extent that the ability of an increasing number of customers to satisfy their payment obligations is uncertain, additional allowances may be required in future periods. The aggregate net current and long-term accounts receivable for customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term accounts receivable represented by the net current and long-term accounts receivable for customers in those countries at September 27, 2015 and December 31, 2014 are as follows:

	September 27, 2015	December 31, 2014
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $7.9 million and $8.1 million at September 27, 2015 and December 31, 2014, respectively) in Greece, Italy, Spain and Portugal (1)	$72,128	$76,190
Percentage of total net current and long-term accounts receivable - Greece, Italy, Spain and Portugal	26.1%	27.3%

(1)    The long-term portion of accounts receivable, net from customers in Greece, Italy, Spain and Portugal at September 27, 2015 and December 31, 2014 was $16.2 million and $11.3 million, respectively, and is reported on the condensed consolidated balance sheet in other assets.
For the nine months ended September 27, 2015 and September 28, 2014, net revenues from customers in Greece, Italy, Spain and Portugal were $94.4 million and $114.8 million, respectively.

Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s 2014 consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2014.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information regarding the financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2015 and December 31, 2014:

	Total carrying value at September 27, 2015	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,560	$6,560	$—	$—
Derivative assets	914	—	914	—
Derivative liabilities	3,510	—	3,510	—
Contingent consideration liabilities	22,199	—	—	22,199

	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,863	$6,863	$—	$—
Contingent consideration liabilities	33,433	—	—	33,433
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the nine months ended September 27, 2015.
The following table provides information regarding changes, during the nine months ended September 27, 2015, in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions:

Contingent consideration
2015
(Dollars in thousands)
Balance - December 31, 2014	$33,433
Payment	(8,000)
Revaluations	(3,234)
Balance - September 27, 2015	$22,199

The Company reduced contingent consideration liabilities and selling, general and administrative expense by $1.3 million and $4.3 million for the three and nine months ended September 27, 2015 after determining that relevant conditions for the payment of certain contingent consideration would not be satisfied. This reduction is included in revaluations in the preceding table.
Valuation Techniques
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under Company benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.
The Company’s financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company uses foreign currency forward contracts to manage foreign currency transaction exposure as well as exposure to foreign currency denominated monetary assets and liabilities. The Company measures the fair value of the foreign currency forward contracts by calculating the amount required to enter into offsetting contracts with similar remaining maturities, based on quoted market prices, and taking into account the creditworthiness of the counterparties.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

 The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The Company accounts for contingent consideration in accordance with applicable accounting guidance related to business combinations. In connection with several of its acquisitions, the Company agreed to pay contingent consideration upon the achievement of specified objectives, including receipt of regulatory approvals, achievement of sales targets and, in some instances, the passage of time, and recorded contingent consideration liabilities at the time of the acquisitions. The Company determines the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments under contingent consideration arrangements is based on several factors, including:

●	estimated cash flows projected from the success of market launches;

●	the estimated time and resources needed to complete the development of acquired technologies;

●	the uncertainty of obtaining regulatory approvals within the required time periods; and

●	the risk adjusted discount rate for fair value measurement.
In connection with the Company's contingent consideration arrangements, the Company estimates that it will make payments from 2015 through 2029. As of September 27, 2015, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $7.1 million and $60.0 million. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.
The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements as of September 27, 2015:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	3.1% - 10% (8.5%)
		Probability of payment	0% - 100% (52.1%)
As of September 27, 2015, the Company recorded $22.2 million of total liabilities for contingent consideration, of which, $0.5 million was recorded as the current portion of contingent consideration and $21.7 million was recorded as other liabilities in the condensed consolidated balance sheet.

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

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Shares in thousands)
Basic	41,597	41,399	41,542	41,347
Dilutive effect of share-based awards	511	440	483	441
Dilutive effect of 3.875% Convertible Notes and warrants	6,424	4,789	5,944	4,468
Diluted	48,532	46,628	47,969	46,256

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 5.4 million and 5.6 million for the three and nine months ended September 27, 2015, respectively, and approximately 6.3 million and 6.4 million for the three and nine months ended September 28, 2014, respectively.
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
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately analyze the impact of the warrant agreements on diluted weighted average shares outstanding, while excluding the impact of the convertible note hedge agreements because it would be anti-dilutive. The reductions in diluted shares that would result from including the anti-dilutive impact of the convertible note hedges would have been 3.5 million and 3.3 million for the three and nine months ended September 27, 2015, respectively, and 2.8 million and 2.7 million for the three and nine months ended September 28, 2014, respectively. The treasury stock method is applied when the warrants are in the money and assumes the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The exercise price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 2.9 million and 2.6 million for the three and nine months ended September 27, 2015, respectively, and 2.0 million and 1.8 million for the three and nine months ended September 28, 2014, respectively.
In 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. Repurchases of Company stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date and the Company’s ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generation from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under the Company’s senior credit agreement, the Company is subject to certain restrictions relating to its ability to repurchase shares in the event the Company’s consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreement) exceeds certain levels, which may limit the Company’s ability to repurchase shares under this Board authorization. Through September 27, 2015, no shares have been purchased under this Board authorization.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 27, 2015 and September 28, 2014:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2014	$—	$(141,744)	$(119,151)	$(260,895)
Other comprehensive income (loss) before reclassifications	(2,599)	465	(91,137)	(93,271)
Amounts reclassified from accumulated other comprehensive (loss) income	1,110	3,157	—	4,267
Net current-period other comprehensive (loss) income	(1,489)	3,622	(91,137)	(89,004)
Balance at September 27, 2015	$(1,489)	$(138,122)	$(210,288)	$(349,899)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2013	$—	$(97,037)	$(13,818)	$(110,855)
Other comprehensive loss before reclassifications	641	131	(41,133)	(40,361)
Amounts reclassified from accumulated other comprehensive loss	(438)	2,205	—	1,767
Net current-period other comprehensive (loss) income	203	2,336	(41,133)	(38,594)
Balance at September 28, 2014	$203	$(94,701)	$(54,951)	$(149,449)

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and nine months ended September 27, 2015 and September 28, 2014:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Losses (gains) on foreign exchange contracts:
Cost of goods sold	$1,168	$(397)	$1,431	$(526)
Total before tax	1,168	(397)	1,431	(526)
Tax benefit	(221)	49	(321)	88
Net of tax	$947	$(348)	$1,110	$(438)
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,571	$1,090	$4,782	$3,295
Prior-service costs(1)	—	(5)	—	(16)
Total before tax	1,571	1,085	4,782	3,279
Tax expense	(551)	(378)	(1,625)	(1,074)
Net of tax	$1,020	$707	$3,157	$2,205

Total reclassifications, net of tax	$1,967	$359	$4,267	$1,767

(1)
These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 12 for additional information).

Note 11 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Effective income tax rate	1.3%	14.9%	9.5%	16.8%
The effective income tax rate for the three and nine months ended September 27, 2015 was 1.3% and 9.5%, respectively, and 14.9% and 16.8% for the three and nine months ended September 28, 2014, respectively. The effective income tax rate for the three and nine months ended September 27, 2015 each reflected a tax benefit associated with U.S. federal tax return filings, a benefit associated with legislative tax rate changes and a benefit associated with a reduction in the estimated deferred tax with respect to non-permanently reinvested income due to an increase in the estimated foreign tax credits available to reduce the U.S tax on a future repatriation.

Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of September 27, 2015, the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement, are frozen.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from Company funds.
Net benefit cost of pension and postretirement benefit plans consisted of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Nine Months Ended		Other Postretirement Benefits Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Service cost	$470	$453	$157	$42	$1,410	$1,350	$371	$318
Interest cost	4,492	4,548	$452	434	13,463	13,517	1,476	1,627
Expected return on plan assets	(6,606)	(6,240)	$—	—	(19,457)	(18,764)	—	—
Net amortization and deferral	1,563	1,143	$8	(58)	4,620	3,284	162	(5)
Net benefit expense (income)	$(81)	$(96)	$617	$418	$36	$(613)	$2,009	$1,940
The Company’s pension contributions are expected to be approximately $12.9 million during 2015, of which $10.5 million and $12.2 million were contributed during the three and nine months ended September 27, 2015, respectively.

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 27, 2015 the Company has recorded $1.2 million and $6.2 million, in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 27, 2015. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of September 27, 2015, the Company has recorded accrued liabilities of $2.7 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amount accrued as of September 27, 2015, $1.5 million pertains to discontinued operations.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company's post-trial motions seeking to overturn the verdict or reduce the amount of damages were denied in June 2015. The Company has appealed to the Louisiana Court of Appeal. The plaintiff has filed a cross-appeal, seeking to overturn the trial court’s denial of pre-judgment interest on the punitive damages award. As of September 27, 2015, the Company has accrued a liability representing its best estimate of any probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter in excess of $10.0 million will be covered by the Company’s product liability insurance.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various taxing authorities. As of September 27, 2015, the most significant tax examinations in process are in Austria, Canada, Germany and the United States. In conjunction with these examinations and as a regular and routine practice, the Company may establish reserves or adjust existing reserves with respect to uncertain tax positions. Accordingly, developments occurring with respect to these examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
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
The following tables present the Company’s segment results for the three and nine months ended September 27, 2015 and September 28, 2014:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Revenue
Vascular North America	$82,675	$76,662	$244,606	$228,724
Anesthesia North America	47,628	47,203	138,656	136,185
Surgical North America	39,591	36,127	118,170	109,327
EMEA	120,854	141,146	379,268	446,061
Asia	61,935	62,035	172,506	174,176
OEM	38,959	39,174	111,592	108,966
All other	52,072	54,826	160,391	160,385
Consolidated net revenues	$443,714	$457,173	$1,325,189	$1,363,824

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Operating profit
Vascular North America	$18,086	$15,302	$50,891	$41,011
Anesthesia North America	15,178	11,966	36,572	27,330
Surgical North America	12,814	12,394	39,456	37,308
EMEA	19,656	28,810	65,334	85,771
Asia	15,715	14,785	42,812	44,718
OEM	8,865	9,651	25,274	24,551
All other	5,551	6,464	15,499	16,874
Total segment operating profit (1)	95,865	99,372	275,838	277,563
Unallocated expenses (2)	(19,315)	(17,437)	(56,694)	(61,856)
Income from continuing operations before interest, extinguishment of debt and taxes	$76,550	$81,935	$219,144	$215,707

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

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, restructuring charges and gain on sale of assets.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Depreciation and amortization
Vascular North America	$9,317	$8,823	$27,730	$26,755
Anesthesia North America	1,992	2,889	5,186	9,244
Surgical North America	2,867	909	7,693	4,944
EMEA	7,848	9,688	24,088	28,298
Asia	2,870	2,003	8,278	6,146
OEM	1,727	1,651	5,098	4,715
All other	4,722	6,476	13,902	16,152
Consolidated depreciation and amortization	$31,343	$32,439	$91,975	$96,254
Geographic data
The following tables provide total net revenues for the three and nine months ended September 27, 2015 and September 28, 2014 and total net property, plant and equipment by geographic region as of September 27, 2015 and December 31, 2014:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in thousands)
Net revenue (based on selling location)
United States	$240,558	$231,278	$710,282	$676,088
Other Americas	12,961	14,440	41,524	44,399
Europe	134,939	157,797	419,314	500,763
All other	55,256	53,658	154,069	142,574
	$443,714	$457,173	$1,325,189	$1,363,824

	September 27, 2015	December 31, 2014
	(Dollars in thousands)
Net property, plant and equipment
United States	$178,212	$174,893
Malaysia	33,096	36,427
Czech Republic	33,051	35,655
All other	68,885	70,460
	$313,244	$317,435

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Condensed consolidating guarantor financial information
In April 2015, pursuant to an exchange offer registered under the Securities Act of 1933, Teleflex Incorporated (referred to below as “Parent Company”) exchanged $250 million of its 5.25% Senior Notes due 2024 for a like principal amount of substantially identical notes that it issued in a private placement in May 2014. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income (loss) for the three and nine months ended September 27, 2015 and September 28, 2014, condensed consolidating balance sheets as of September 27, 2015 and December 31, 2014 and condensed consolidating statements of cash flows for the nine months ended September 27, 2015 and September 28, 2014, provide consolidated information for:

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
The condensed consolidating statement of cash flows for the Non-Guarantor Subsidiaries and eliminations for the nine months ended September 28, 2014 have been revised to properly reflect the intercompany dividends paid and intercompany dividends received were between Non-Guarantor Subsidiaries. Previously, intercompany dividends paid and received among Non-Guarantor Subsidiaries were presented on a gross basis resulting in the overstatement or understatement of cash flows from operations, investing and financing activities. To correct this error, the condensed consolidating statement of cash flows for the nine months ended September 28, 2014 have been revised as follows: In the Non-Guarantor Subsidiaries column, net cash provided by (used in) operating activities from continuing operations has been changed from $63,715 to $(20,446), intercompany dividends received (within cash flows from investing activities of continuing operations) has been changed from $229,782 to $0 (and the intercompany dividends received line item was removed) and intercompany dividends paid (within cash flows from financing activities of continuing operations) changed from $(305,122) to $(4,429). In the eliminations column, net cash provided by (used in) operating activities from continuing operations changed from $(75,340) to $(4,429), intercompany dividends received, which is included in Cash Flows from Investing Activities of Continuing Operations, changed from $(229,782) to $0 (and the intercompany dividends received line item was removed) and intercompany dividends paid, which is included in Cash Flows from Financing Activities of Continuing Operations changed from $305,122 to $4,429.

The Company also made revisions to the classification of certain balances related to intercompany transactions in the condensed consolidating statements of income and comprehensive (loss) income for the three and nine months ended September 28, 2014 and the condensed consolidating balance sheet at December 31, 2014 as well as the condensed consolidating statement of cash flows for the nine months ended September 28, 2014.

These revisions, individually and in the aggregate, had no impact on the consolidated results of the Company and are not material to the condensed consolidating guarantor financial information for any of the periods subject to previously filed condensed consolidating guarantor financial information.

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company will revise its condensed consolidated guarantor financial information for the interim period ended March 29, 2015 in its quarterly report on Form 10-Q to be filed for the fiscal quarter ending March 27, 2016, and will revise its condensed consolidated guarantor financial information for the annual periods ended December 31, 2014 and 2013 in its annual report on Form 10-K to be filed for the fiscal year ending December 31, 2015.

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 27, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$269,620	$270,084	$(95,990)	$443,714
Cost of goods sold	—	159,567	153,207	(97,273)	215,501
Gross profit	—	110,053	116,877	1,283	228,213
Selling, general and administrative expenses	9,891	82,372	46,471	106	138,840
Research and development expenses	—	6,006	6,565	—	12,571
Restructuring charges	—	602	58	—	660
Gain on sale of assets	—	—	(408)	—	(408)
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(9,891)	21,073	64,191	1,177	76,550
Interest, net	32,439	(19,457)	1,194	—	14,176
(Loss) income from continuing operations before taxes	(42,330)	40,530	62,997	1,177	62,374
(Benefit) taxes on income from continuing operations	(15,102)	7,582	8,053	270	803
Equity in net income of consolidated subsidiaries	88,728	49,885	211	(138,824)	—
Income from continuing operations	61,500	82,833	55,155	(137,917)	61,571
Operating loss from discontinued operations	(784)	—	(4)	—	(788)
(Benefit) taxes on loss from discontinued operations	(108)	—	39	—	(69)
Loss from discontinued operations	(676)	—	(43)	—	(719)
Net income	60,824	82,833	55,112	(137,917)	60,852
Less: Income from continuing operations attributable to noncontrolling interest	—	—	28	—	28
Net income attributable to common shareholders	60,824	82,833	55,084	(137,917)	60,824
Other comprehensive income attributable to common shareholders	(28,789)	(32,855)	(26,073)	58,928	(28,789)
Comprehensive income attributable to common shareholders	$32,035	$49,978	$29,011	$(78,989)	$32,035

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$261,346	$272,083	$(76,256)	$457,173
Cost of goods sold	—	161,298	136,526	(76,817)	221,007
Gross profit	—	100,048	135,557	561	236,166
Selling, general and administrative expenses	8,978	77,352	52,002	(80)	138,252
Research and development expenses	—	12,871	2,000	—	14,871
Restructuring charges	—	148	960	—	1,108
(Loss) income from continuing operations before interest and taxes	(8,978)	9,677	80,595	641	81,935
Interest, net	37,913	(22,346)	1,456	—	17,023
(Loss) income from continuing operations before taxes	(46,891)	32,023	79,139	641	64,912
(Benefit) taxes on (loss) income from continuing operations	(16,761)	13,984	10,505	1,956	9,684
Equity in net income of consolidated subsidiaries	85,187	60,295	96	(145,578)	—
Income from continuing operations	55,057	78,334	68,730	(146,893)	55,228
Operating loss from discontinued operations	(247)	—	—	—	(247)
(Benefit) taxes on loss from discontinued operations	(21)	—	45	—	24
Loss from discontinued operations	(226)	—	(45)	—	(271)
Net income	54,831	78,334	68,685	(146,893)	54,957
Less: Income from continuing operations attributable to noncontrolling interest	—	—	126	—	126
Net income attributable to common shareholders	54,831	78,334	68,559	(146,893)	54,831
Other comprehensive loss attributable to common shareholders	(45,201)	(58,947)	(56,159)	115,106	(45,201)
Comprehensive income attributable to common shareholders	$9,630	$19,387	$12,400	$(31,787)	$9,630

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 27, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$803,484	$805,243	$(283,538)	$1,325,189
Cost of goods sold	—	476,611	443,180	(278,689)	641,102
Gross profit	—	326,873	362,063	(4,849)	684,087
Selling, general and administrative expenses	30,006	249,484	141,252	23	420,765
Research and development expenses	—	22,027	16,871	—	38,898
Restructuring charges	—	4,932	756	—	5,688
Gain on sale of assets	—	—	(408)	—	(408)
(Loss) income from continuing operations before interest, and taxes	(30,006)	50,430	203,592	(4,872)	219,144
Interest, net	100,157	(56,591)	3,666	—	47,232
Loss on extinguishment of debt	10,454	—	—	—	10,454
(Loss) income from continuing operations before taxes	(140,617)	107,021	199,926	(4,872)	161,458
(Benefit) taxes on (loss) income from continuing operations	(48,336)	33,491	31,260	(1,000)	15,415
Equity in net income of consolidated subsidiaries	237,512	161,539	430	(399,481)	—
Income from continuing operations	145,231	235,069	169,096	(403,353)	146,043
Operating loss from discontinued operations	(1,432)	—	—	—	(1,432)
Taxes on operating loss from discontinued operations	60	—	120	—	180
Loss from discontinued operations	(1,492)	—	(120)	—	(1,612)
Net income	143,739	235,069	168,976	(403,353)	144,431
Less: Income from continuing operations attributable to noncontrolling interest	—	—	692	—	692
Net income attributable to common shareholders	143,739	235,069	168,284	(403,353)	143,739
Other comprehensive loss attributable to common shareholders	(89,004)	(94,601)	(101,461)	196,062	(89,004)
Comprehensive income attributable to common shareholders	$54,735	$140,468	$66,823	$(207,291)	$54,735

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$814,051	$838,171	$(288,398)	$1,363,824
Cost of goods sold	—	489,694	451,408	(278,691)	662,411
Gross profit	—	324,357	386,763	(9,707)	701,413
Selling, general and administrative expenses	30,781	235,322	159,058	231	425,392
Research and development expenses	—	37,766	6,037	—	43,803
Restructuring charges	—	8,639	7,872	—	16,511
(Loss) income from continuing operations before interest and taxes	(30,781)	42,630	213,796	(9,938)	215,707
Interest, net	106,794	(62,993)	4,355	—	48,156
(Loss) income from continuing operations before taxes	(137,575)	105,623	209,441	(9,938)	167,551
(Benefit) taxes on (loss) income from continuing operations	(47,891)	44,737	33,681	(2,303)	28,224
Equity in net income of consolidated subsidiaries	228,113	160,653	288	(389,054)	—
Income from continuing operations	138,429	221,539	176,048	(396,689)	139,327
Operating loss from discontinued operations	(1,866)	—	—	—	(1,866)
(Benefit) taxes on loss from discontinued operations	(478)	—	133	—	(345)
Loss from discontinued operations	(1,388)	—	(133)	—	(1,521)
Net income	137,041	221,539	175,915	(396,689)	137,806
Less: Income from continuing operations attributable to noncontrolling interest	—	—	765	—	765
Net income attributable to common shareholders	137,041	221,539	175,150	(396,689)	137,041
Other comprehensive loss attributable to common shareholders	(38,594)	(54,326)	(50,431)	104,757	(38,594)
Comprehensive income attributable to common shareholders	$98,447	$167,213	$124,719	$(291,932)	$98,447

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 27, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$37,898	$40	$238,525	$—	$276,463
Accounts receivable, net	2,605	2,899	263,660	3,832	272,996
Accounts receivable from consolidated subsidiaries	4,488	2,260,734	275,716	(2,540,938)	—
Inventories, net	—	208,641	164,715	(27,457)	345,899
Prepaid expenses and other current assets	10,785	5,145	14,359	3,509	33,798
Prepaid taxes	26,498	—	17,468	—	43,966
Deferred tax assets	31,495	15,120	9,366	—	55,981
Assets held for sale	2,901	—	4,143	—	7,044
Total current assets	116,670	2,492,579	987,952	(2,561,054)	1,036,147
Property, plant and equipment, net	3,097	173,811	136,336	—	313,244
Goodwill	—	704,857	598,318	—	1,303,175
Intangibles assets, net	—	744,141	448,223	—	1,192,364
Investments in affiliates	5,624,320	1,299,061	22,460	(6,945,517)	324
Deferred tax assets	52,019	—	3,786	(54,865)	940
Notes receivable and other amounts due from consolidated subsidiaries	1,229,950	1,676,065	—	(2,906,015)	—
Other assets	27,375	7,265	26,867	—	61,507
Total assets	$7,053,431	$7,097,779	$2,223,942	$(12,467,451)	$3,907,701
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$373,385	$—	$43,300	$—	$416,685
Accounts payable	3,958	28,313	35,635	—	67,906
Accounts payable to consolidated subsidiaries	2,316,630	186,872	37,436	(2,540,938)	—
Accrued expenses	15,066	23,679	28,282	—	67,027
Current portion of contingent consideration	—	545	—	—	545
Payroll and benefit-related liabilities	19,734	22,109	35,592	—	77,435
Accrued interest	7,472	—	18	—	7,490
Income taxes payable	—	—	10,593	(865)	9,728
Other current liabilities	3,517	2,465	4,673	—	10,655
Total current liabilities	2,739,762	263,983	195,529	(2,541,803)	657,471
Long-term borrowings	646,000	—	—	—	646,000
Deferred tax liabilities	—	417,938	43,028	(54,865)	406,101
Pension and other postretirement benefit liabilities	94,795	34,912	18,807	—	148,514
Noncurrent liability for uncertain tax positions	12,471	15,760	22,586	—	50,817
Notes payable and other amounts due to consolidated subsidiaries	1,600,635	1,128,542	176,838	(2,906,015)	—
Other liabilities	20,877	24,082	12,778	—	57,737
Total liabilities	5,114,540	1,885,217	469,566	(5,502,683)	1,966,640
Total common shareholders' equity	1,938,891	5,212,562	1,752,206	(6,964,768)	1,938,891
Noncontrolling interest	—	—	2,170	—	2,170
Total equity	1,938,891	5,212,562	1,754,376	(6,964,768)	1,941,061
Total liabilities and equity	$7,053,431	$7,097,779	$2,223,942	$(12,467,451)	$3,907,701

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,996	$—	$275,240	$—	$303,236
Accounts receivable, net	2,346	2,422	265,081	3,855	273,704
Accounts receivable from consolidated subsidiaries	35,996	2,303,284	272,810	(2,612,090)	—
Inventories, net	—	204,335	154,544	(23,286)	335,593
Prepaid expenses and other current assets	14,301	4,786	13,102	3,508	35,697
Prepaid taxes	23,493	—	16,763	—	40,256
Deferred tax assets	30,248	17,387	9,666	—	57,301
Assets held for sale	2,901	—	4,521	—	7,422
Total current assets	137,281	2,532,214	1,011,727	(2,628,013)	1,053,209
Property, plant and equipment, net	3,489	170,054	143,892	—	317,435
Goodwill	—	703,663	619,890	—	1,323,553
Intangibles assets, net	—	743,222	473,498	—	1,216,720
Investments in affiliates	5,680,328	1,359,661	21,253	(7,060,092)	1,150
Deferred tax assets	52,244	—	5,535	(56,601)	1,178
Notes receivable and other amounts due from consolidated subsidiaries	1,009,686	1,489,994	—	(2,499,680)	—
Other assets	27,999	6,801	29,210	—	64,010
Total assets	$6,911,027	$7,005,609	$2,305,005	$(12,244,386)	$3,977,255
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$363,701	$—	$4,700	$—	$368,401
Accounts payable	1,449	32,692	29,959	—	64,100
Accounts payable to consolidated subsidiaries	2,259,891	188,908	163,291	(2,612,090)	—
Accrued expenses	17,149	21,479	33,755	—	72,383
Current portion of contingent consideration	—	11,276	—	—	11,276
Payroll and benefit-related liabilities	20,693	27,228	37,521	—	85,442
Accrued interest	9,152	—	17	—	9,169
Income taxes payable	—	—	13,634	134	13,768
Other current liabilities	5	3,065	7,290	—	10,360
Total current liabilities	2,672,040	284,648	290,167	(2,611,956)	634,899
Long-term borrowings	700,000	—	—	—	700,000
Deferred tax liabilities	—	462,274	45,867	(56,600)	451,541
Pension and other postretirement benefit liabilities	110,830	35,074	21,337	—	167,241
Noncurrent liability for uncertain tax positions	11,431	15,569	23,884	—	50,884
Notes payable and other amounts due to consolidated subsidiaries	1,483,984	915,163	100,533	(2,499,680)	—
Other liabilities	21,433	24,900	12,658	—	58,991
Total liabilities	4,999,718	1,737,628	494,446	(5,168,236)	2,063,556
Total common shareholders' equity	1,911,309	5,267,981	1,808,169	(7,076,150)	1,911,309
Noncontrolling interest	—	—	2,390	—	2,390
Total equity	1,911,309	5,267,981	1,810,559	(7,076,150)	1,913,699
Total liabilities and equity	$6,911,027	$7,005,609	$2,305,005	$(12,244,386)	$3,977,255

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 27, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(124,131)	$88,937	$214,314	$(2,360)	$176,760
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(122)	(25,072)	(20,372)	—	(45,566)
Payments for businesses and intangibles acquired, net of cash acquired	—	(30,336)	(33,115)	—	(63,451)
Proceeds from sale of assets	408	—	—	—	408
Investments in affiliates	—	—	(121,850)	121,850	—
Net cash provided by (used in) investing activities from continuing operations	286	(55,408)	(175,337)	121,850	(108,609)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from new borrowings	288,100	—	—	—	288,100
Reduction in borrowings	(303,627)	—	—	—	(303,627)
Debt extinguishment, issuance and amendment fees	(9,017)	—	—	—	(9,017)
Net proceeds from share based compensation plans and the related tax impacts	4,815	—	—	—	4,815
Payments to noncontrolling interest shareholders	—	—	(833)	—	(833)
Payments for contingent consideration	—	(7,974)	—	—	(7,974)
Proceeds from issuance of shares	—	121,850	—	(121,850)	—
Dividends paid	(42,382)	—	—	—	(42,382)
Intercompany transactions	196,963	(147,365)	(49,598)	—	—
Intercompany dividends paid	—	—	(2,360)	2,360	—
Net cash provided by (used in) financing activities from continuing operations	134,852	(33,489)	(52,791)	(119,490)	(70,918)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,105)	—	(849)	—	(1,954)
Net cash used in discontinued operations	(1,105)	—	(849)	—	(1,954)
Effect of exchange rate changes on cash and cash equivalents	—	—	(22,052)	—	(22,052)
Net increase (decrease) in cash and cash equivalents	9,902	40	(36,715)	—	(26,773)
Cash and cash equivalents at the beginning of the period	27,996	—	275,240	—	303,236
Cash and cash equivalents at the end of the period	$37,898	$40	$238,525	$—	$276,463

TELEFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(80,538)	$314,211	$(20,446)	$(4,429)	$208,798
Cash Flows from Investing Activities of Continuing Operations:
Expenditures for property, plant and equipment	(2,146)	(22,578)	(23,496)	—	(48,220)
Proceeds from sales of assets and investments	1,669	3,421	161	—	5,251
Payments for business and intangibles acquired, net of cash acquired	—	—	(28,535)	—	(28,535)
Investments in affiliates	(60)	20	—	—	(40)
Net cash used in investing activities from continuing operations	(537)	(19,137)	(51,870)	—	(71,544)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from new borrowings	250,000	—	—	—	250,000
Reduction in borrowings	(480,009)	—	—	—	(480,009)
Debt extinguishment, issuance and amendment fees	(3,689)	—	—	—	(3,689)
Proceeds from share based compensation plans and the related tax impacts	2,936	—	—	—	2,936
Payments to noncontrolling interest shareholders	—	—	(1,094)	—	(1,094)
Dividends paid	(42,174)	—	—	—	(42,174)
Intercompany transactions	372,763	(307,912)	(64,851)	—	—
Intercompany dividends paid	—	—	(4,429)	4,429	—
Net cash provided by (used in) financing activities from continuing operations	99,827	(307,912)	(70,374)	4,429	(274,030)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,946)	—	—	—	(1,946)
Net cash used in discontinued operations	(1,946)	—	—	—	(1,946)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,880)	—	(6,880)
Net decrease in cash and cash equivalents	16,806	(12,838)	(149,570)	—	(145,602)
Cash and cash equivalents at the beginning of the period	42,749	14,500	374,735	—	431,984
Cash and cash equivalents at the end of the period	$59,555	$1,662	$225,165	$—	$286,382

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

We also evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may identify opportunities to expand our margins through strategic divestitures of existing businesses and product lines that do not meet our objectives.  In addition, we may seek to optimize our overall facility footprint through restructuring initiatives to further reduce our cost base and enhance our competitive position.  For a discussion of our ongoing restructuring programs, see "Restructuring charges" under “Results of Operations” below.
We made the following acquisitions during 2015, which, with the exception of Ace Medical, were accounted for as business combinations:

•	On January 20, 2015, we acquired Human Medics Co., Ltd., (“Human Medics”), a distributor of medical devices and supplies primarily in the Korean market.

•	On March 30, 2015, we acquired Trintris Medical, Inc. ("Trintris"), an original equipment manufacturer (OEM) for balloons and catheters that complement our OEM product portfolio.

•
On April 8, 2015, we acquired Truphatek Holdings (1993) Limited ("Truphatek"), a manufacturer of a broad range of disposable and reusable laryngoscope devices that complement our anesthesia product portfolio.

•	On June 26, 2015, we acquired certain assets of N. Stenning & Co. Pty. Ltd. ("Stenning"), a distributor of medical devices and supplies primarily in the Australian market.

•	On June 29, 2915, we acquired certain assets, primarily distribution rights, of Ace Medical US, LLC ("Ace Medical"), a distributor of medical devices and supplies in the United States of America.

•	On August 26, 2015, we acquired certain assets of Atsina Surgical, LLC ("Atsina"), a company that developed surgical clips that complement our surgical product portfolio.
We made the following acquisitions during 2014, which were accounted for as business combinations:

•	On February 3, 2014, we acquired Mayo Healthcare Pty Limited, ("Mayo Healthcare"), a distributor of medical devices and supplies primarily in the Australian market.

•	On December 2, 2014, we acquired the assets of Mini-Lap Technologies, Inc. ("Mini-Lap"), a developer of micro-laparoscopic instrumentation that complements our surgical ligation portfolio.
The total fair value of consideration for the 2015 and 2014 acquisitions was $66.4 million and $66.3 million, respectively. See Note 3 to the condensed consolidated financial statements included in this report for additional information regarding the acquisitions.
Change in Reporting Segments
Effective April 1, 2015, we reorganized certain of our businesses to better leverage our resources. As a result, we realigned our operating segments. Specifically, the Anesthesia/Respiratory North America operating segment was divided into two operating segments, Anesthesia North America and Respiratory North America. Additionally, the businesses comprising the former Specialty operating segment (which was not a reportable segment and, therefore, was included in the "All other" category in the presentation of segment information) were transferred to the Anesthesia North America, Vascular North America and Respiratory North America operating segments.

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

In addition, the Affordable Care Act imposed a 2.3% excise tax on sales of medical devices, beginning in 2013. For the three and nine months ended September 27, 2015, the medical device excise tax, which is included in selling, general and administrative expenses, was $3.5 million and $10.0 million, respectively, and for the three and nine months ended September 28, 2014, the medical device excise tax was $3.2 million and $9.4 million, respectively.
Results of Operations
Certain financial information is presented on a rounded basis, which may cause minor differences. As used in this discussion, "new products" are products that we have sold for 36 months or less, and “existing products” are products that we have sold for more than 36 months. Discussion of results of operations items that reference the effect of one or more acquired businesses (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. Our discussion of the impact of product price increases and decreases on our results of operations generally reflects the impact of increases and decreases in the selling prices of our products to our customers and, for the first 12 months following the acquisition of a distributor, also includes the impact on the pricing of our products resulting from the elimination of the distributor from the sales channel. To the extent an acquired distributor had pre-acquisition sales of products other than ours, the impact of the post-acquisition sales of those products on our results of operations is included within our discussion of the impact of acquired businesses.
Net Revenues

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
Net Revenues	$443.7	$457.2	$1,325.2	$1,363.8
Net revenues for the three months ended September 27, 2015 decreased $13.5 million, or 2.9%, compared to the corresponding prior year period. The decrease is largely due to unfavorable fluctuations in foreign currency exchange rates of $32.8 million, primarily in the EMEA (Europe, the Middle East and Africa) and Asia segments. The decrease in net revenues was partially offset by a net increase in sales volumes of existing products of $5.2 million, primarily in our Vascular North America segment; net increases in the sale of new products of $5.1 million, primarily in the EMEA, Surgical North America and OEM segments; net price increases of $5.0 million, primarily in the Asia and Surgical North America segments; and net increases in sales generated by acquired businesses of $4.1 million, the majority of which was attributable to Mini-Lap, Human Medics and Stenning.
Net revenues for the nine months ended September 27, 2015 decreased $38.6 million, or 2.8%, compared to the corresponding prior year period. The decrease is largely due to unfavorable fluctuations in foreign currency exchange rates of $102.5 million across all of our segments. The decrease in net revenues was partially offset by an increase in sales volumes of existing products of $28.8 million across most of our segments; a net increase in the sales of new products of $14.8 million across most of our segments; net price increases of $10.8 million, primarily in the Asia and Surgical North America segments; and net increases in sales generated by acquired businesses of $9.6 million, the majority of which was attributable to Mayo Healthcare, Mini-Lap, Human Medics and Stenning.

Gross profit

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
Gross profit	$228.2	$236.2	$684.1	$701.4
Percentage of sales	51.4%	51.7%	51.6%	51.4%

Gross margin for the three months ended September 27, 2015 decreased 30 basis points, or 0.6%, compared to the corresponding prior year period. The decrease in gross margin reflects the 170 basis point impact of net increases in manufacturing costs, including costs associated with product recalls and quality issues, as well as unfavorable fluctuations in foreign currency exchange rates primarily in the EMEA and Asia segments. This decline was partially offset by the impact of increased sales of higher margin products of 70 basis points, principally in the Surgical North America and Asia segments; a benefit from price increases of 50 basis points, primarily in the Asia segment; and the 30 basis point impact of sales generated by the 2015 and 2014 acquisitions including Human Medics, Truphatek and Mini-Lap.

Gross margin for the nine months ended September 27, 2015 increased 20 basis points, or 0.4%, compared to the corresponding prior year period. The increase is attributable to the impact of increased sales of higher margin products of 50 basis points, primarily in the OEM and Vascular North America segments; price increases of 40 basis points, primarily in the Asia segment; and efficiencies resulting from higher sales volumes of existing products of 40 basis points primarily in the Vascular North America and EMEA segments. These increases were partially offset by a 120 basis point impact of increased manufacturing costs, including costs associated with product recalls and quality issues first identified during the second quarter 2015, as well as unfavorable fluctuations in foreign currency exchange rates, primarily in the Asia segment.

Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
Selling, general and administrative	$138.8	$138.3	$420.8	$425.4
Percentage of sales	31.3%	30.2%	31.8%	31.2%
Selling, general and administrative expenses increased $0.5 million for the three months ended September 27, 2015 compared to the corresponding prior year period. The increase is due to $3.3 million of expenses associated with the 2015 acquisitions and conversions from distributors to direct sales; a $2.2 million increase in other administrative expenses, which includes higher employee related and legal costs; a $0.9 million increase in selling expenses, which includes higher sales commissions; and a $0.7 million increase in amortization of intangibles expense resulting primarily from the commencement of amortization for certain intangibles previously classified as indefinite-lived intangibles. These increases were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $5.5 million, which resulted in a reduction of expenses; and a gain of $1.0 million recognized as a result of the remeasurement of the fair value of the noncontrolling interest we previously held in Truphatek (see Note 3 to the condensed consolidated financial statements included in this report for additional information).

Selling, general and administrative expenses decreased $4.6 million for the nine months ended September 27, 2015 compared to the corresponding prior year period. The decrease is due to the favorable impact of foreign currency exchange rate fluctuations of $25.5 million, which resulted in a reduction of expenses; a gain of $1.0 million recognized as a result of our remeasurement of the fair value of the noncontrolling interest we previously held in Truphatek; and lower amortization of intangibles expense of $0.8 million resulting from certain intangible assets becoming fully amortized. These declines were partially offset by expenses associated with the 2015 acquisitions and conversions from distributors to direct sales of $9.6 million; a $4.0 million increase in selling expenses, primarily related to higher sales commissions for certain of our North American operating segments; a $2.9 million increase in marketing expenses primarily incurred to support new product launches; a reduction in the benefit resulting from contingent consideration liability reversals of $4.4 million; and a $1.8 million increase in other administrative expenses, which includes an increase in legal costs.
Research and development

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
Research and development	$12.6	$14.9	$38.9	$43.8
Percentage of sales	2.8%	3.3%	2.9%	3.2%
The decline in research and development expenses for the three and nine months ended September 27, 2015 compared to the corresponding prior year periods primarily reflects the fact that research and development expenses for the three and nine months ended September 28, 2014 included increased investment related to businesses acquired in 2013. In addition, the decline further reflects efficiencies realized in 2015 through the integration of certain research and development projects conducted by acquired businesses into our existing structure.
Restructuring charges

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
Restructuring charges	$0.7	$1.1	$5.7	$16.5

For the three months ended September 27, 2015, we recorded $0.7 million in restructuring charges, which primarily relate to termination benefits associated with the 2014 Manufacturing Footprint Realignment Plan. For the nine months ended September 27, 2015, we recorded $5.7 million in restructuring charges, which primarily relate to the 2015 restructuring plans. During the first quarter 2015, we committed to programs associated with the reorganization of certain of our businesses and the consolidation of certain facilities in North America. We estimate that we will record pre-tax charges of $6 million to $7 million related to these programs, substantially all of which represent employee termination benefits and contract termination costs and will result in future cash outlays. The 2015 restructuring plans are designed to generate savings beginning in 2015 and are expected to generate annual pre-tax savings of $12 million to $14 million when completed.
For the three months ended September 28, 2014, we recorded $1.1 million in restructuring charges, which primarily relate to termination benefits associated with the 2014 European Restructuring Plan. For the nine months ended September 28, 2014, we recorded $16.5 million in restructuring charges, which reflect $8.7 million of charges pertaining to termination benefits in connection with our 2014 Manufacturing Footprint Realignment Plan; $8.7 million of charges primarily related to termination benefits associated with our 2014 European Restructuring Plan; and $3.1 million of charges pertaining to termination benefits, contract termination and other exit costs associated with other restructuring activities initiated in 2014, 2013 and 2012. These charges were partially offset by $4.0 million of expense reversals, which were primarily related to the favorable settlement of a terminated European distributor agreement associated with our LMA restructuring program.
See Note 4 to the condensed consolidated financial statements included in this report for additional information.

Interest expense

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
Interest expense	$14.3	$17.2	$47.7	$48.7
Average interest rate on debt	3.4%	4.5%	4.0%	4.0%
The decrease in interest expense for the three and nine months ended September 27, 2015 compared to the corresponding prior year periods reflects the benefit of the redemption, on June 1, 2015, of our 6.875% Senior Subordinated Notes due 2019, which had a fixed interest rate. Proceeds from our revolving credit facility, which bear a lower variable interest rate, were utilized to redeem the 2019 Notes.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Effective income tax rate	1.3%	14.9%	9.5%	16.8%
The effective income tax rate for the three and nine months ended September 27, 2015 was 1.3% and 9.5%, respectively, and 14.9% and 16.8% for the three and nine months ended September 28, 2014, respectively. The effective income tax rate for the three and nine months ended September 27, 2015 each reflected a tax benefit associated with U.S. federal tax return filings, a benefit associated with legislative tax rate changes and a benefit associated with a reduction in the estimated tax with respect to non-permanently reinvested income due to an increase in the estimated foreign tax credits available to reduce the U.S. tax on a future repatriation.

Segment Financial Information

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Increase/ (Decrease)	September 27, 2015	September 28, 2014	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)			(Dollars in millions)
Vascular North America	$82.6	$76.7	7.8	$244.6	$228.8	6.9
Anesthesia North America	47.6	47.2	0.9	138.6	136.2	1.8
Surgical North America	39.6	36.1	9.6	118.2	109.3	8.1
EMEA	120.9	141.2	(14.4)	379.3	446.1	(15.0)
Asia	61.9	62.0	(0.2)	172.5	174.1	(1.0)
OEM	39.0	39.2	(0.6)	111.6	109.0	2.4
All other	52.1	54.8	(5.0)	160.4	160.3	—
Segment net revenues	$443.7	$457.2	(2.9)	$1,325.2	$1,363.8	(2.8)

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Increase/ (Decrease)	September 27, 2015	September 28, 2014	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)			(Dollars in millions)
Vascular North America	$18.1	$15.3	18.3	$50.9	$41.1	23.8
Anesthesia North America	15.2	11.9	27.7	36.6	27.3	34.1
Surgical North America	12.8	12.4	3.2	39.4	37.3	5.6
EMEA	19.6	28.8	(31.9)	65.3	85.7	(23.8)
Asia	15.7	14.8	6.1	42.8	44.7	(4.3)
OEM	8.9	9.7	(8.2)	25.3	24.6	2.8
All other	5.5	6.5	(15.4)	15.5	16.9	(8.3)
Segment operating profit (1)	$95.8	$99.4	(3.6)	$275.8	$277.6	(0.6)

(1)
See Note 14 of our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, extinguishment of debt and taxes.

Comparison of the three and nine months ended September 27, 2015 and September 28, 2014
Vascular North America
Vascular North America net revenues for the three months ended September 27, 2015 increased $5.9 million, or 7.8%, compared to the corresponding prior year period. The increase is primarily attributable to a $6.8 million increase in sales volumes of existing products, which was partially offset by $0.6 million of unfavorable fluctuations in foreign currency exchange rates.
Vascular North America net revenues for the nine months ended September 27, 2015 increased $15.8 million, or 6.9%, compared to the corresponding prior year period. The increase is primarily attributable to a $19.1 million increase in sales volumes of existing products, which was partially offset by a $1.7 million decrease in new product sales and $1.3 million of unfavorable fluctuations in foreign currency exchange rates. The decrease in new product sales was mainly due to the suspension of sales of certain new products as a result of a quality issue relating to a product component.
Vascular North America operating profit for the three months ended September 27, 2015 increased $2.8 million, or 18.2%, compared to the corresponding prior year period. The increase is primarily attributable to the $3.4 million impact of an increase in sales volumes of existing products and a $0.6 million reduction in manufacturing costs, which were partially offset by increases of $1.4 million in employee related costs, including higher sales commissions and health care benefits.

Vascular North America operating profit for the nine months ended September 27, 2015 increased $9.8 million, or 24.1%, compared to the corresponding prior year period. The increase is primarily attributable to the $12.0 million impact of increased sales volumes of existing products, the $2.2 million impact of increases in sales of higher margin products, a $1.7 million reduction in manufacturing costs, and a $1.1 million reduction in research and development costs, including employee related costs. The increases to operating profit were partially offset by a $4.0 million net increase in non-research and development employee related costs, including higher sales commissions and healthcare benefits net of restructuring savings, and the impact of a $1.1 million decrease in new product sales.
Anesthesia North America
Anesthesia North America net revenues for the three months ended September 27, 2015 increased $0.4 million, or 0.9%, compared to the corresponding prior year period. The increase is primarily attributable to an increase in new product sales of $0.6 million.
Anesthesia North America net revenues for the nine months ended September 27, 2015 increased $2.4 million, or 1.8%, compared to the corresponding prior year period. The increase is primarily attributable to a $2.2 million increase in new product sales and a $1.3 million net increase in sales volumes of existing products, despite declines resulting from a product recall; these increases were partially offset by $0.8 million of unfavorable fluctuations in foreign currency exchange rates.
Anesthesia North America operating profit for the three months ended September 27, 2015 increased $3.3 million, or 26.8%, compared to the corresponding prior year period. The increase is primarily attributable to lower selling, general and administrative expenses, including a $0.7 million reduction in amortization expense.
Anesthesia North America operating profit for the nine months ended September 27, 2015 increased $9.3 million, or 33.8%, compared to the corresponding prior year period. The increase is primarily attributable to a $4.4 million net decrease in selling, general and administrative expenses, which was primarily the result of lower amortization, selling and regulatory expenses partially offset by higher information technology related costs. The increase is also a result of the impact of a $1.2 million increase in new product sales, a $0.9 million reduction in research and development costs, the $0.9 million impact of an increase in sales volumes of existing products and a $0.8 million reduction in manufacturing costs.
Surgical North America
Surgical North America net revenues for the three months ended September 27, 2015 increased $3.5 million, or 9.6%, compared to the corresponding prior year period.  The increase is primarily attributable to $1.2 million in sales generated by the acquisition of Mini-Lap, an increase in new product sales of $1.2 million, $1.0 million of price increases and a $0.6 million increase in sales volumes of existing products, which were partially offset by $0.5 million of unfavorable fluctuations in foreign currency exchange rates.
Surgical North America net revenues for the nine months ended September 27, 2015 increased $8.9 million, or 8.1%, compared to the corresponding prior year period.  The increase is primarily attributable to an $3.4 million increase in new product sales, $3.1 million of price increases, $3.0 million of sales generated by the acquisition of Mini-Lap and a $0.8 million increase in sales volumes of existing products, which were partially offset by $1.4 million of unfavorable fluctuations in foreign currency exchange rates.
Surgical North America operating profit for the three months ended September 27, 2015 increased $0.4 million, or 3.4%, compared to the corresponding prior year period. The increase is primarily attributable to the $2.0 million impact of increased sales of higher margin products and the $1.0 million impact of price increases, which were partially offset by a $2.6 million increase in selling, general and administrative expenses, which primarily resulted from higher amortization expense and higher employee related costs, as well as the impact of $0.5 million of unfavorable fluctuations in foreign currency exchange rates.
Surgical North America operating profit for the nine months ended September 27, 2015 increased $2.1 million, or 5.8%, compared to the corresponding prior year period. The increase is primarily attributable to the impact of price increases of $3.1 million, increased sales of higher margin products of $1.6 million, increased sales volumes of existing products of $0.7 million and new product sales of $0.7 million. These increases were partially offset by higher selling, general and administrative expenses, which was primarily caused by a $2.7 million increase in amortization expense that resulted from the commencement of amortization for certain intellectual property assets, and a $1.4 million increase in employee related costs.

EMEA
EMEA net revenues for the three months ended September 27, 2015 decreased $20.3 million, or 14.4%, compared to the corresponding prior year period. The decrease is primarily attributable to $21.8 million of unfavorable fluctuations in foreign currency exchange rates, which were partially offset by a $1.5 million increase in new products sales.
EMEA net revenues for the nine months ended September 27, 2015 decreased $66.8 million, or 15.0%, compared to the corresponding prior year period.  The decrease is primarily attributable to $74.2 million of unfavorable fluctuations in foreign currency exchange rates and $1.0 million in price decreases, partially offset by a $4.5 million increase in new product sales, a $3.2 million increase in sales volumes of existing products and $0.8 million in sales generated by the acquisition of Truphatek.
EMEA operating profit for the three months ended September 27, 2015 decreased $9.2 million, or 31.8%, compared to the corresponding prior year period.  The decrease is primarily attributable to the impact of unfavorable fluctuations in foreign currency exchange rates of $7.1 million, a $2.0 million increase in manufacturing costs and the impact of a $0.7 million decrease in sales of higher margin products, which were partially offset by the impact of a $0.5 million increase in sales of new products and a $0.5 million reduction in research and development costs.
EMEA operating profit for the nine months ended September 27, 2015 decreased $20.4 million, or 23.8%, compared to the corresponding prior year period.  The decrease is primarily attributable to the impact of unfavorable fluctuations in foreign currency exchange rates of $20.3 million, a $7.6 million increase in manufacturing costs and the impact of price decreases of $1.0 million. These declines were partially offset by the impact of a $3.3 million increase in sales volumes of existing products, a $2.1 million increase in new product sales, lower general and administrative expenses, driven by restructuring savings and other reductions in employee related costs of $0.9 million as well as lower amortization of $0.9 million resulting from certain intangible assets becoming fully amortized in the third quarter 2014, lower research and development costs of $1.4 million and the impact of a $1.0 million increase in sales of higher margin products.
Asia
Asia net revenues for the three months ended September 27, 2015 decreased $0.1 million, or 0.2%, compared to the corresponding prior year period. The decrease is primarily attributable to $7.1 million of unfavorable fluctuations in foreign currency exchange rates, which were partially offset by $3.3 million of price increases, net revenues of $2.2 million generated by acquisitions (Human Medics, Stenning and Truphatek) and a $1.2 million increase in sales volumes of existing products.
Asia net revenues for the nine months ended September 27, 2015 decreased $1.6 million, or 1.0%, compared to the corresponding prior year period. The decrease is primarily attributable to $18.1 million of unfavorable fluctuations in foreign currency exchange rates, which were partially offset by $8.4 million in price increases, net revenues of $5.2 million generated by acquisitions (Mayo, Human Medics, Stenning and Truphatek), a $1.7 million increase in new product sales and a $1.1 million increase in sales volumes of existing products.
Asia operating profit for the three months ended September 27, 2015 increased $0.9 million or 6.3%, compared to the corresponding prior year period. The increase is primarily attributable to the impact of price increases of $3.3 million, a $1.2 million increase in sales of higher margin products, a $1.0 million increase in sales volumes of existing products, which were partially offset by $3.8 million of unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the nine months ended September 27, 2015 decreased $1.9 million or 4.3%, compared to the corresponding prior year period. The decrease is primarily attributable to $9.0 million of unfavorable fluctuations in foreign currency exchange rates, a $1.5 million increase in manufacturing costs, as well as higher selling, general and administrative costs driven by the impact of distributor to direct sales conversions of $2.9 million, partially offset by lower employee related costs of $1.2 million. These declines were partially offset by the impact of $8.4 million in price increases, a $1.1 million increase in new product sales and a $1.1 million increase in sales volumes of existing products.
OEM
OEM net revenues for the three months ended September 27, 2015 decreased $0.2 million, or 0.6%, compared to the corresponding prior year period. The decrease is primarily attributable to $1.2 million of unfavorable fluctuations in foreign currency exchange rates, which were partially offset by a $1.1 million increase in new product sales.

OEM net revenues for the nine months ended September 27, 2015 increased $2.6 million, or 2.4%, compared to the corresponding prior year period. The increase is primarily attributable to a $3.3 million increase in sales volumes of existing products, a $2.6 million increase in new product sales and $0.5 million in sales generated as a result of the acquisition of Trintris, which were partially offset by $3.8 million of unfavorable fluctuations in foreign currency exchange rates.
OEM operating profit for the three months ended September 27, 2015 decreased $0.8 million, or 8.1%, compared to the corresponding prior year period. The decrease is primarily attributable to the impact of an increase in manufacturing costs of $0.5 million, which was partially offset by an increase in sales of higher margin products of $1.0 million and an increase in new product sales of $0.5 million.
OEM operating profit for the nine months ended September 27, 2015 increased $0.7 million, or 2.9%, compared to the corresponding prior year period. The increase is primarily attributable to the $2.4 million impact of an increase in sales of higher margin products, the $1.6 million impact of increases in sales volumes of existing products and an increase in new product sales of $1.3 million, which were partially offset by a $1.4 million increase in selling expenses, $1.1 million of unfavorable foreign currency exchange rate fluctuations and a $0.8 million increase in research and development costs.
All Other
The decrease in net revenues for our other businesses for the three months ended September 27, 2015, compared to the corresponding prior year period is primarily attributable to decreases in sales volumes of existing products and unfavorable foreign currency exchange rate fluctuations, which were partially offset by an increase in new product sales and price increases.
The minor increase in net revenues for our other businesses for the nine months ended September 27, 2015, compared to the corresponding prior year period is primarily attributable to an increase in new product sales and price increases, which were partially offset by unfavorable foreign currency exchange rate fluctuations.
The decrease in operating profit for the three months ended September 27, 2015, compared to the corresponding prior year period, is primarily attributable to a decrease in sales volumes of existing products and unfavorable foreign currency exchange rate fluctuations, which were partially offset by lower research and development expenses, price increases and an increase in new product sales.
The decrease in operating profit for the nine months ended September 27, 2015, compared to the corresponding prior year period, is primarily attributable to a reduction in the reversal of contingent consideration and the unfavorable impact of foreign exchange fluctuations, which were partially offset by lower research and development expenses, lower manufacturing costs, the impact of an increase in new product sales and price increases.

Liquidity and Capital Resources
We believe our cash flow from operations, available cash and cash equivalents, borrowings under our revolving credit facility and borrowings under our accounts receivable securitization facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to cash payment of additional United States income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any resulting additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes required to be paid, which could be significant, and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expense as we have provided for taxes on unremitted foreign earnings that we do not consider permanently reinvested.

To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in the domestic and global financial and credit markets, the markets remain volatile, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to certain countries in Europe. As of September 27, 2015, our net current and long-term accounts receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $43.5 million compared to $46.9 million as of December 31, 2014. For the nine months ended September 27, 2015, net revenues from these countries were approximately 7.1% of total net revenues, and average days that current and long-term accounts receivables were outstanding were 229 days. As of both September 27, 2015 and December 31, 2014, net current and long-term accounts receivables from these countries were approximately 26.1% and 27.3% of our consolidated net current and long-term accounts receivables, respectively. If economic conditions in these countries deteriorate, we may experience further delays in payments by, and significant credit losses related to, the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2015 and future years.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $176.8 million for the first nine months of 2015 compared to $208.8 million during the first nine months of 2014. The $32.0 million decrease is primarily due to an increase in working capital, an increase in contributions to domestic pension plans of $4.8 million and a decrease in the restructuring reserve of $4.3 million.
The increase in working capital is primarily the result of an increase in account receivable as well as a decrease in accounts payable and accrued expenses. Accounts receivable increased $8.7 million during the nine months ended September 27, 2015, as compared to a $2.4 million decrease during the nine months ended September 28, 2014, primarily due to increased net revenues in the first nine months of 2015 as compared to the first nine months in 2014 (excluding the impact of foreign currency exchange rate fluctuations). In addition, there was an increase in collections of receivables during the first nine months of 2014, primarily in EMEA. Accounts payable and accrued expenses decreased $2.9 million for the nine months ended September 27, 2015 as compared to an increase of $14.3 million for the nine months ended September 28, 2014, primarily due to an increase in employee related benefit and compensation payments, an increase in interest payments and the timing of vendor related payments. These decreases were partially offset by increases in cash flows resulting from reductions in prepaid expenses and other current assets as well as inventory for the nine months ended September 27, 2015 as compared to the prior year period.

Net cash used in investing activities from continuing operations was $108.6 million for the nine months ended September 27, 2015, primarily resulting from net payments of $63.5 million for the 2015 acquisitions and capital expenditures of $45.6 million.

Net cash used in financing activities from continuing operations was $70.9 million for the nine months ended September 27, 2015, primarily resulting from repayments of outstanding debt totaling $303.6 million, including the redemption of the entire $250.0 million principal amount of our 6.875% Senior Subordinated Notes due 2019 (the "2019 Notes") and the repayment of $50 million and $3.5 million under our revolving credit facility and accounts receivable securitization facility, respectively. Additionally, we incurred $9.0 million of debt extinguishment, issuance and amendment fees, primarily as a result of a make whole payment in connection with the redemption of the 2019 Notes, as well as $42.4 million of dividend payments and $8.0 million of contingent consideration payments related to our acquisition of Mini-Lap. These cash outflows were partially offset by $288.1 million of proceeds from borrowings, including $246.0 million of borrowings under our revolving credit facility and $42.1 million of borrowings under our accounts receivable securitization facility. In addition, we realized net cash inflows of $4.8 million from shared-based compensation activity, which included proceeds from the exercise and vesting of share-based awards under our stock compensation plans and the related tax benefits, partially offset by tax withholdings that we remitted on behalf of employees who elected to have shares withheld by us to satisfy their minimum tax withholding obligations arising from the exercise and vesting of their share-based awards.

Stock Repurchase Program
In 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. Repurchases of our stock under the Board authorization may be made from time to time in the open market and may include privately-negotiated transactions as market conditions warrant and subject to regulatory considerations. The stock repurchase program has no expiration date, and our ability to execute on the program will depend on, among other factors, cash requirements for acquisitions, cash generated from operations, debt repayment obligations, market conditions and regulatory requirements. In addition, under our senior credit agreement, we are subject to certain restrictions relating to our ability to repurchase shares in the event our consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the senior credit agreement) exceeds certain levels, which may limit our ability to repurchase shares under this Board authorization. Through September 27, 2015, no shares have been purchased under this Board authorization.
Net Debt to Total Capital Ratio
The following table provides our net debt to total capital ratio:

	September 27, 2015	December 31, 2014
	(Dollars in millions)
Net debt includes:
Current borrowings	$416.7	$368.4
Long-term borrowings	646.0	700.0
Unamortized debt discount	26.4	36.2
Total debt	1,089.1	1,104.6
Less: Cash and cash equivalents	276.5	303.2
Net debt	$812.6	$801.4
Total capital includes:
Net debt	$812.6	$801.4
Total common shareholders’ equity	1,938.9	1,911.3
Total capital	$2,751.5	$2,712.7
Percent of net debt to total capital	30%	30%
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
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) are convertible under certain circumstances. Since the fourth quarter 2013, our closing stock price has exceeded the 130% threshold described in Note 7 to the consolidated financial statements included in this report and, accordingly, the Convertible Notes have been classified as a current liability as of September 27, 2015 and December 31, 2014. We have elected a net settlement method to satisfy our conversion obligation, under which we may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of our existing cash on hand and borrowings under our credit facility, our use of these funds could adversely affect our results of operations and liquidity. The classification of the Convertible Notes as a current liability had no impact on our financial covenants.

Our senior credit agreement and the indentures under which we issued our 5.25% Senior Notes due 2024 (the “2024 notes”) contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. As of September 27, 2015, we are in compliance with these covenants. The obligations under the senior credit agreement and the 2024 notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the senior credit agreement are (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by us and each guarantor.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of September 27, 2015 and December 31, 2014, we have accrued liabilities of approximately $2.7 million and $6.0 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $2.7 million accrued at September 27, 2015, $1.5 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 13 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended September 27, 2015. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2015 and September 28, 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2015 and September 28, 2014; (iii) the Condensed Consolidated Balance Sheets as of September 27, 2015 and December 31, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2015 and September 28, 2014; (v) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 27, 2015 and September 28, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Benson F. Smith
Benson F. Smith Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Powell
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: October 29, 2015