Form 10-K
period 2015-12-31
TELEFLEX INC
filed 2016-02-25
CIK 96943

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (30,717,872 shares) on June 28, 2015 (the last business day of the registrant’s most recently completed fiscal second quarter) was $4,200,976,174 (1) . The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

The registrant had 41,621,869 Common Shares outstanding as of February 19, 2016.
DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2015 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.

(1) For the purposes of this definition only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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
THE COMPANY
Teleflex is a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products to hospitals and healthcare providers worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We manufacture our products at 25 manufacturing sites, with major manufacturing operations located in the Czech Republic, Germany, Malaysia, Mexico and the United States.
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

•
achievement of economies of scale as we continue to expand by leveraging our direct sales force and distribution network for new products, as well as increasing efficiencies in our sales and marketing and research and development structures and our manufacturing and distribution facilities; and

•
expansion of our product portfolio through select acquisitions, licensing arrangements and business partnerships that enhance, extend or expedite our development initiatives or our ability to increase our market share. During 2015, we completed several acquisitions of businesses that complement our anesthesia, surgical and vascular product portfolios, as well as our Asia segment. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to bring cost effective, innovative products to market that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing these products for both existing and new therapeutic applications, as well as enhancements to, and line extensions of, existing products. We introduced 20 new products and line extensions during 2015. Our portfolio of existing products and products under development consists primarily of Class I and Class II devices, which require 510(k) clearance by the United States Food and Drug Administration ("FDA"), for sale in the United States. We believe that 510(k) clearance reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to the premarket approval, or PMA, process that would be required for Class III devices. See "Government Regulation" below.
OUR SEGMENTS
Effective April 1, 2015, we reorganized certain of our North American businesses to better leverage our resources. As a result, we realigned our operating segments. Specifically, our Anesthesia/Respiratory North America operating segment was divided into two operating segments, Anesthesia North America and Respiratory North America. Additionally, the businesses comprising our former Specialty operating segment (which was not a reportable segment and, therefore, was included in the "All other" category in our presentation of segment information) were transferred to the Anesthesia North America, Vascular North America and Respiratory North America operating segments.

As a result of the operating segment changes described above, we have the following six reportable operating segments: Vascular North America, Anesthesia North America, Surgical North America, EMEA (Europe, Middle East and Africa), Asia and OEM. In connection with the presentation of segment information, we will continue to present in the "All other" category certain operating segments, which, effective April 1, 2015, include, among others, the Respiratory North America operating segment. All prior comparative periods presented in this report have been restated to reflect these changes. The following charts depict our net revenues by reportable operating segment as a percentage of our total consolidated net revenues for the years ended December 31, 2015, 2014 and 2013.

Vascular North America: Our Vascular North America segment is comprised of our North American vascular and interventional access businesses, which offer products that facilitate a variety of critical care therapies and other applications.
Vascular Access Products
Our vascular access products primarily consist of our Arrow branded catheters and related devices that are used in a wide range of procedures, including the administration of intravenous medications and other therapies, the measurement of blood pressure and the withdrawal of blood samples through a single puncture site. The vascular access product portfolio principally consists of the following products:

•
Arrow Central Venous Catheters (CVCs): Arrow CVCs are inserted in the neck or shoulder area and come in multiple lengths and up to four channels, or lumens. The Arrow CVC has a pressure injectable option which gives clinicians who perform contrast-enhanced CT scans the ability to use an indwelling (in the body) pressure injectable Arrow CVC to inject contrast dye for the scan without having to insert a second catheter.

•
Arrow EZ-IO Intraosseous Vascular Access System: The Arrow EZ-IO system provides vascular access for the delivery of medications and fluids via intraosseous, or in the bone, infusion when traditional vascular access is difficult or impossible. Sales of the Arrow EZ-IO system to our hospital customers are included in our Vascular North America segment results. As discussed below, sales of the Arrow EZ-IO to pre-hospital care customers, such as emergency medical service providers, are included in our Anesthesia North America segment results.

•
Arrow Peripherally Inserted Central Catheters (PICCs): Arrow PICCs are soft, flexible catheters that are inserted in the upper arm and advanced into a vein that carries blood to the heart to administer various types of intravenous medications and therapies. Arrow PICCs have a pressure injectable option that can withstand the higher pressures required by the injection of contrast media for CT scans.

•
Arrow Jugular Axillo-subclavian Central Catheters (JACCs): Arrow JACCs are designed to be inserted in the neck or shoulder area and provide an alternative to traditional CVCs and PICCs for acute care. Arrow JACCs may be used short or long term to treat patients who may have poor peripheral circulation.

•
VPS G4 Vascular Positioning System: Our VPS G4 system is an advanced vascular positioning system designed to facilitate precise placement of central venous catheters within the heart. Indicated as an alternative to chest x-ray confirmation for CVC tip placement confirmation in adult patients, the system analyzes multiple metrics, in real time, to help clinicians navigate through the circulatory system and identify the correct catheter tip placement in the heart.

•
Arrow Arterial Catheterization Sets: Our Arrow arterial catheterization sets facilitate arterial pressure monitoring and blood withdrawal for glucose, blood-gas and electrolyte measurement in a wide variety of critical care and intensive care settings.

•
Arrow Percutaneous Sheath Introducers: Our Arrow percutaneous sheath introducers are used to insert cardiovascular and other catheterization devices into the vascular system during critical care procedures.

The large majority of our CVCs are treated with our ARROWg+ard or ARROWg+ard Blue Plus antimicrobial surface treatments, which have been shown to reduce the risk of catheter related bloodstream infection. Our PICCs and JACCs are available with our Chlorag+ard technology, which is an antimicrobial treatment applied to the external surface of the catheter body, as well as the entire fluid pathway of the catheter, that has been shown to be effective in reducing microbial colonization and thrombus accumulation on catheter surfaces.
We also offer many of our vascular access catheters in Maximal Barrier Precautions trays, which are designed to assist healthcare providers in complying with clinical guidelines for reducing catheter-related bloodstream infections. These trays are available for CVCs, PICCs and multi access catheters and include a full body drape, coated or non-coated catheters and other accessories. In addition, our ErgoPACK system offers clinicians a broad range of tray configurations with components packaged in the tray in the order in which they will be needed during the procedure, and incorporates features designed to promote ease of use and patient and provider safety.
Interventional Access Products
Our interventional access products are used in a wide range of applications, including dialysis, oncology and critical care therapies. Our interventional access portfolio also includes several Arrow branded products, such as diagnostic and drainage kits, embolectomy balloons, and reinforced percutaneous sheath introducers. Our interventional access products include:

•
Arrow OnControl® Powered Bone Marrow / Bone Access System: The Arrow OnControl powered bone access system enables access for hematology and oncology diagnostic practices. The system is used to obtain bone marrow, aspirate the bone and access bone lesions.

•	Arrow Trerotola™ Percutaneous Thrombectomy Device ("PTD"): The Arrow Trerotola PTD is used for declotting of dialysis grafts and fistulas.

•	Arrow Chronic Hemodialysis Catheters: The Arrow chronic hemodialysis catheters include both antegrade and retrograde insertion options for split, step and symmetrical tip configurations.

•	Arrow Acute Hemodialysis Catheters: Similar to the Arrow CVC portfolio, the Arrow Acute hemodialysis catheters are offered with or without ARROWg+ard antimicrobial surface treatment

Anesthesia North America: Our Anesthesia North America segment is comprised of our North American airway management and pain management businesses.
Airway Management Products
Our airway management products and related devices consist principally of the following:

•
LMA Airways: Our LMA laryngeal masks are used by anesthesiologists and emergency responders to establish an airway to channel anesthesia gas or oxygen to a patient's lungs during surgery or trauma. The LMA Protector™ Airway, our latest airway management device, is the first single-use laryngeal mask with a dual gastric drainage channel and pharyngeal chamber designed specifically to channel high volume, high pressure gastric contents away from the airway. It also integrates our Second Seal™ technology to isolate the respiratory tract from the digestive tract, reducing the risk of aspiration of gastric contents. The LMA Protector™ Airway also includes our Cuff Pilot™ technology, which enables clinicians to confirm that the inserted cuff is properly inflated and to monitor pressure levels.

•
LMA Atomization: Our LMA atomization portfolio includes products designed to facilitate atomized delivery of certain medications. Included in the portfolio is our LMA MAD Nasal™, an intranasal mucosal atomization device that is designed to provide a safe and painless way to deliver medications approved for intranasal delivery to a patient's blood stream without an intravenous line or needle.

•
RUSCH Endotracheal Tubes and Laryngoscopes: We offer a broad portfolio of products to facilitate and support endotracheal intubation to administer oxygen, and anesthetic gases in multiple settings (surgery, critical care and emergency settings). We also provide a broad range of products for laryngoscopy, a procedure that is primarily used to obtain a view of the airway to facilitate tracheal intubation during general anesthesia or cardiopulmonary resuscitation ("CPR"). Among these products is the RUSCH DispoLED Laryngoscope Handle, a single-use handle designed to help facilities comply with standards designed to reduce the potential for patient cross-contamination associated with reusable devices during intubation.

Pain Management Products

Our pain management products, which are designed for use in a broad range of surgical and obstetric procedures, consist principally of the following:

•
Arrow Epidural Catheters, Needles and Kits: We offer a broad range of Arrow epidural products, including the Arrow FlexTip Plus epidural catheter, to facilitate epidural analgesia. Epidural analgesia may be used separately for pain management, as an adjunct to general anesthesia, as a sole technique for surgical anesthesia and for post-operative pain management.

•
Arrow Peripheral Nerve Block ("PNB") Catheters, Pumps, Needles and Kits: Our portfolio of Arrow PNB products, which includes the Arrow Stimucath and FlexBlock catheters, are designed to be used by anesthesiologists to provide localized pain relief by injecting anesthetics to deliberately interrupt the signals traveling along a nerve. Nerve blocks are used in a variety of different procedures, including orthopedics.

•
AutoFuser Disposable Pain Pumps: Our AutoFuser Disposable Pain Pumps are designed for general infusion use, which includes regional anesthesia and pain management, intra-operative (soft tissue/body cavity) sites, percutaneous, subcutaneous, epidural administration. The AutoFuser offers multiple reservoir sizes and configurations to meet a variety of clinical demands.

•
Arrow EZ-IO System: The EZ-IO system, as described in the Vascular North America segment summary above, complements our pain management product portfolio when administered in pre-hospital emergency settings.

Surgical North America: Our surgical products are designed to provide surgeons with a comprehensive range of devices for use in a variety of surgical procedures. Our portfolio, which consists of both single-use and reusable products, include the following:

•
Weck®Ligation Systems: Our Weck Ligation Systems features the Weck Ligating Clips and Hem-o-lok® Ligating Clips. The Weck Ligating Clips are intended for use in procedures involving vessels or anatomic structures and are sold in various sizes, types and materials. Our Hem-o-lok Ligating Clips are intended for use in procedures involving ligation of vessels or tissue structures and are sold in various sizes.

•
Weck EFx Fascial Closure System: Our Weck EFx endo fascial closure system is a port site closure device used in laparoscopic surgical procedures that is designed to minimize complications and costs associated with port-site herniation. We recently expanded this product line to include the EFx Shield fascial closure system. The Weck Facial Closure Systems are intended to facilitate placement and withdrawal of suture loops to repair port site defects following laparoscopic surgery.

•
Percutaneous Surgical Systems: Our Mini-Lap surgical instruments, which we added to our product portfolio through our December 2014 acquisition of Mini-Lap Technologies, Inc. ("Mini-Lap"), are designed to be inserted percutaneously (through the skin) to enable surgeons to perform laparoscopic surgery while reducing the need for multiple trocars (access ports). In addition, we have developed our PercuvanceTM percutaneous surgical system with 5 mm attachments, which is indicated for the means to penetrate soft tissue to access certain areas of the human abdomen and used to grasp, hold and manipulate tissue. We received 510(k) clearance for this product in January 2015 and initiated a controlled launch of the product in the United States and Europe in 2015.

Our other branded surgical products include our Weck Vista bladeless access ports, Deknatel sutures and our Pilling® and Kmedic® surgical instruments.
Europe, the Middle East and Africa (“EMEA”): Our EMEA segment designs, manufactures and distributes medical devices primarily used in critical care, surgical applications and cardiac care and generally serves two end markets: hospitals and healthcare providers, and home health. The products offered by our EMEA segment are most widely used in acute care settings for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications, such as urology.

Asia: Our Asia segment, like our EMEA segment, designs, manufactures and distributes medical devices primarily used in critical care, surgical applications and cardiac care and generally serves hospitals and healthcare providers. The products offered by our Asia segment are most widely used in acute care settings for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications.
OEM: Our OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers. Our OEM division, which includes the TFX OEM® and Deknatel® OEM brands, provides custom-engineered extrusions, diagnostic and interventional catheters, sheath/dilator sets (introducers) and kits, sutures, performance fibers, and bioresorbable resins and fibers. We offer an extensive portfolio of integrated capabilities, including engineering, material selection, regulatory affairs, prototyping, testing and validation, manufacturing, assembly and packing. As a result of our acquisition of Trintris Medical, Inc. in 2015, the OEM segment expanded its product portfolio to include balloons and balloon catheters.
All other businesses: Our other operating segments do not meet the threshold for separate disclosure under applicable accounting guidance and are therefore included in the “All other” line item in tabular presentations of segment information. Products offered by these operating segments include single-use respiratory, urology and cardiac care products, as well as capital equipment, which are provided to hospitals and other alternative channels of care. Also included in the "All other" line item is our Latin American business.
Respiratory/Urology Product Portfolio
As a result of the business reorganization discussed previously, we combined our respiratory and urology businesses. Our respiratory products are used in a variety of care settings and include oxygen therapy products, aerosol therapy products, spirometry products, and ventilation management products. Our Hudson RCI brand has been a prominent name in respiratory care for over 65 years.
Our urology product portfolio provides bladder management for patients in the hospital and individuals in the home care markets. The product portfolio consists principally of a wide range of catheters (including Foley, intermittent, external and suprapubic), urine collectors, catheterization accessories and products for operative endourology marketed under the Rusch brand name.
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

Latin America
Our Latin America business generally engages in the same type of operations, and serves the same type of end markets, as the EMEA and Asia segments.
OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are affected by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2015, 2014 and 2013 derived from each of our end markets.

HISTORY AND RECENT DEVELOPMENTS
Teleflex was founded in 1943 as a manufacturer of precision mechanical push/pull controls for military aircraft. From this original single market, single product orientation, we expanded and evolved through entries into new businesses, development of new products, introduction of products into new geographic or end-markets and acquisitions and dispositions of businesses. Throughout our history, we have continually focused on providing innovative, technology-driven, specialty-engineered products that help our customers meet their business requirements.
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
We expect to continue to increase the size of our business through a combination of acquisitions and organic growth initiatives. In recent years, we expanded our product portfolio through select acquisitions, including our 2012 acquisition of substantially all of the assets of LMA International N.V, a global provider of laryngeal masks whose products are used in anesthesia and emergency care, which complements our anesthesia product portfolio, and our 2013 acquisition of Vidacare Corporation ("Vidacare"), a provider of intraosseous, or inside the bone, access devices, which complements our vascular access and anesthesia product portfolios. We continue to complete conversions from distributor sales to direct sales ("distributor-to-direct sales conversions") in certain countries, including Australia, Korea and Japan. Additionally, we continue to execute restructuring programs to improve efficiencies in our sales and marketing and research and development structures and in our manufacturing and distribution facilities.
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
Unless an exemption or pre-amendment grandfather status applies, each medical device that we market must first receive either clearance as a Class I or Class II device (by submitting a premarket notification (“510(k)”) or approval as a Class III device (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. To obtain 510(k) clearance, a manufacturer must demonstrate that the proposed device is substantially equivalent to a legally marketed 510(k)-cleared device (or pre-amendment device for which FDA has not called for PMAs), referred to as the "predicate device." Substantial equivalence is established by the applicant showing that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device.  The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. A device that is not eligible for the 510(k) process because there is no predicate device may be reviewed through the de novo process (the process for approval when no substantially equivalent device exists) if the FDA agrees it is a low to moderate risk device eligible for Class I or Class II designation. A device not eligible for 510(k) clearance or de novo clearance is categorized as Class III and must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.  The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) process. It generally takes from one to three years or even longer. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I and Class II devices that require 510(k) clearance.  In addition, modifications made to devices after they receive clearance or approval may require a new 510(k) clearance or approval of a PMA or PMA supplement. We cannot be sure that 510(k) clearance or PMA approval will be obtained for any device that we propose to market.
A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) clearance.  The sponsor of a clinical study must comply with and conduct the study in accordance with the applicable federal regulations, including FDA’s investigational device exemption (“IDE”) requirements, and good clinical practice (“GCP”).  Clinical trials must also be approved by an institutional review board ("IRB"), which is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety, and welfare of the human research subject.  The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  An IRB may also require the clinical trial at the site to be halted for failure to comply with the IRB’s requirements, or may impose other conditions.
After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include the following:

•	device listing and establishment registration;

•	adherence to the Quality System Regulation (“QSR”) which requires stringent design, testing, control, documentation, complaint handling and other quality assurance procedures;

•	labeling requirements;

•	FDA prohibitions against the promotion of off-label uses or indications;

•	adverse event and malfunction reporting;

•	post-approval restrictions or conditions, including post-approval clinical trials or other required testing;

•	post-market surveillance requirements;

•	the FDA’s recall authority, whereby it can require or ask for the recall of products from the market; and

•	voluntary corrections or removals reporting and documentation.
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
We are also subject to various federal and state reporting and disclosure requirements related to the healthcare industry.  Recent rules issued by the Centers for Medicare & Medicaid Services ("CMS") require us to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reported data is available to the public on the CMS website. Failure to submit required information may result in civil monetary penalties.  In addition, several states now require medical device companies to report expenses relating to the marketing and promotion of device products and to report gifts and payments to individual physicians in these states.  Other states prohibit various other marketing-related activities.  The federal government and still other states require the posting of information relating to clinical studies and their outcomes. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that a healthcare company may violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.
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

COMPETITION
The medical device industry is highly competitive. We compete with many companies, ranging from small start-up enterprises to companies that are larger and more established than us and have access to significantly greater financial resources. Furthermore, extensive product research and development and rapid technological advances characterize the market in which we compete. We must continue to develop and acquire new products and technologies for our businesses to remain competitive. We believe that we compete primarily on the basis of clinical superiority and innovative features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness. Our major competitors include C. R. Bard, Inc., Medtronic plc and Becton, Dickinson and Company.
SALES AND MARKETING
Our product sales are made directly to hospitals, healthcare providers, distributors and to original equipment manufacturers of medical devices through our own sales forces, independent representatives and independent distributor networks.
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
RESEARCH AND DEVELOPMENT
We are engaged in both internal and external research and development. Our research and development costs principally relate to our efforts to bring innovative new products to the markets we serve, and our efforts to enhance the clinical value, ease of use, safety and reliability of our existing product lines. Our research and development efforts support our strategic objectives to provide safe and effective products that reduce infections, improve patient and clinician safety, enhance patient outcomes and enable less invasive procedures. Our research and development expenditures were $52.1 million, $61.0 million and $65.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

EMPLOYEES
We employed approximately 12,200 full-time and temporary employees at December 31, 2015. Of these employees, approximately 2,900 were employed in the United States and 9,300 in countries other than the United States. Approximately 4% percent of our employees in the United States and in other countries were covered by union contracts or collective-bargaining arrangements. We believe we have good relationships with our employees.
ENVIRONMENTAL
We are subject to various environmental laws and regulations both within and outside the United States. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While we continue to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, we cannot ensure that our costs of complying with current or future environmental protection, health and safety laws and regulations will not exceed our estimates or will not have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we cannot ensure that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.
EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Benson F. Smith	68	Chairman, President, Chief Executive Officer and Director
Liam J. Kelly	49	Executive Vice President and Chief Operating Officer
Thomas E. Powell	54	Executive Vice President and Chief Financial Officer
Thomas A. Kennedy	53	Senior Vice President, Global Operations
Karen T. Boylan	44	Vice President, Global RA/QA
Cameron P. Hicks	51	Vice President, Global Human Resources
James J. Leyden	49	Vice President, General Counsel and Secretary

Mr. Smith has been our Chairman, President and Chief Executive Officer since January 2011, and has served as a Director since April 2005. Prior to January 2011, Mr. Smith was the managing partner of Sales Research Group, a research and consulting organization. From 1999 to January 2011, he also served as the Chief Executive Officer of BFS & Associates LLC, which specialized in strategic planning and venture investing. From 2000 until 2005, Mr. Smith also served as a speaker and author at The Gallup Organization, a global research-based consultancy firm. Previously, Mr. Smith worked for C.R. Bard, Inc., a company specializing in medical devices, for approximately 25 years, where he held various executive and senior level positions, most recently as President and Chief Operating Officer from 1994 to 1998.
Mr. Kelly has been our Executive Vice President and Chief Operating Officer since April 2015. From April 2014 to April 2015, Mr. Kelly served as Executive Vice President and President, Americas. From June 2012 to April 2014 Mr. Kelly served as Executive Vice President and President, International. He also has held several positions with regard to our EMEA segment, including President from June 2011 to June 2012, Executive Vice President from November 2009 to June 2011, and Vice President of Marketing from April 2009 to November 2009. Prior to joining Teleflex, Mr. Kelly held various senior level positions with Hill-Rom Holdings, Inc., a medical device company, from October 2002 to April 2009, serving as its Vice President of International Marketing and R&D from August 2006 to February 2009.
Mr. Powell has been our Executive Vice President and Chief Financial Officer since February 2013. From March 2012 to February 2013, Mr. Powell was Senior Vice President and Chief Financial Officer. He joined Teleflex in August 2011 as Senior Vice President, Global Finance. Prior to joining Teleflex, Mr. Powell served as Chief Financial Officer and Treasurer of Tomotherapy Incorporated, a medical device company, from June 2009 until June 2011. In 2008, he served as Chief Financial Officer of Textura Corporation, a software provider. From April 2001 until January 2008, Mr. Powell was employed by Midway Games, Inc., a software provider, serving as its Executive Vice President, Chief Financial Officer and Treasurer from September 2001 until January 2008. Mr. Powell has also held leadership positions with Dade Behring, Inc. (now Siemens Healthcare Diagnostics), PepsiCo, Bain & Company, Tenneco Inc. and Arthur Andersen & Company.
Mr. Kennedy has been our Senior Vice President, Global Operations since May 2013. He previously held the position of Vice President, International Operations from December 2012 to May 2013. From July 2007 to December 2012, he held the position of Vice President, EMEA Operations. Prior to joining Teleflex, Mr. Kennedy was a managing director for Saint Gobain Performance Plastics, a producer of engineered, high-performance polymer products, from September 2004 to May 2007. Mr. Kennedy also has held leadership positions with Bio-Medical Research Limited, Marconi Plc, Fore Systems, Inc. and American Power Conversion Corporation.
Ms. Boylan has been our Vice President, Global RA/QA since August 2014. She joined Teleflex in January 2013 as Vice President, International RA/QA. Prior to joining Teleflex, Ms. Boylan served as QA Vice President, Corporate Quality Systems for Boston Scientific Corporation, a developer, manufacturer and marketer of medical devices, from April 1996 to December 2012.
Mr. Hicks has been our Vice President, Global Human Resources since April 2013. Prior to joining Teleflex, Mr. Hicks served as Executive Vice President of Human Resources & Organizational Effectiveness for Harlan Laboratories, Inc., a private global provider of pre-clinical and non-clinical research services, from July 2010 to March 2013. From April 1990 to January 2010, Mr. Hicks held various leadership roles with MDS Inc., a provider of products and services for the development of drugs and the diagnosis and treatment of disease, including Senior Vice President of Human Resources for MDS’ global Pharma Services division from November 2000 to January 2010.
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
In addition, the medical device industry is characterized by extensive product research and development and rapid technological advances. The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and enhance existing products. Our product development efforts may require us to make substantial investments. There can be no assurance that we will be able to successfully develop new products, enhance existing products or achieve market acceptance of our products, due to, among other things, our inability to:

•	identify viable new products;

•	obtain adequate intellectual property protection;

•	gain market acceptance of new products; or

•	successfully obtain regulatory approvals.
In addition, our competitors currently may be developing, or may develop in the future, products that provide better features, clinical outcomes or economic value than those that we currently offer or subsequently develop. Our failure to successfully develop and market new products or enhance existing products could have a material adverse effect on our business, financial condition and results of operations.
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
Over the past several years we have implemented a number of restructuring, realignment and cost reduction initiatives, including facility consolidations, organizational realignments and reductions in our workforce. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled to undertake additional realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic and business plan goals may be adversely affected.

In addition, as part of our efforts to increase operating efficiencies, we have implemented a number of initiatives over the past several years to consolidate our enterprise resource planning, or ERP, systems. For example, between 2012 and 2013, we migrated our Arrow business from a separate ERP system to our principal ERP system. To date, we have not experienced any significant disruptions to our business or operations in connection with these initiatives. However, as we continue our efforts to further consolidate our ERP systems, we could experience business disruptions, which could adversely affect customer relationships and divert the attention of management away from daily operations. In addition, any delays in the implementation of these initiatives could cause us to incur additional unexpected costs. Should we experience such difficulties, our business, cash flows and results of operations could be adversely affected.
We are subject to extensive government regulation, which may require us to incur significant expenses to ensure compliance. Our failure to comply with those regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Medical devices are cleared or approved for one or more specific intended uses and performance claims must be adequately substantiated. Promoting a device for an off-label use or making misleading or unsubstantiated claims could result in government enforcement action.
Furthermore, our facilities are subject to periodic inspection by the FDA and other federal, state and foreign government authorities, which require manufacturers of medical devices to adhere to certain regulations, including the FDA’s Quality System Regulation, which requires periodic audits, design controls, quality control testing and documentation procedures, as well as complaint evaluations and investigation. In addition, any facilities assembling convenience kits that include drug components and are registered as drug repackaging establishments are also subject to current good manufacturing practices requirements for drugs. The FDA also requires the reporting of certain adverse events and product malfunctions and may require the reporting of recalls or other field safety corrective actions. Issues identified through such inspections and reports may result in FDA enforcement action through any of the actions discussed above. Moreover, issues identified through such inspections and reports may require significant resources to resolve.
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

•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits schemes to defraud any healthcare benefit program and false statements relating to healthcare matters; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), imposed annual reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals. Our first report was submitted in 2014, and the reported information was made publicly available in a searchable format in September 2014. In addition, device manufacturers are required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for each payment, transfer of value or ownership or investment interests not reported in an annual submission, up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”).
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
In addition, if any of our products are, or are alleged to be, defective, we may voluntarily participate, or be required by regulatory authorities to participate, in a recall of that product. In the event of a recall, we may lose sales and be exposed to individual or class-action litigation claims. Moreover, negative publicity regarding a quality or safety issue, whether accurate or inaccurate, could harm our reputation, decrease demand for our products, lead to product withdrawals or impair our ability to successfully launch and market our products in the future. Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.
The ongoing volatility in the domestic and global financial markets, combined with a continuation of constrained global credit markets could adversely impact our results of operations, financial condition and liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions. The economic slowdown and disruption of credit markets that occurred in recent years led to recessionary conditions and depressed levels of consumer and commercial spending, resulting in reductions, delays or cancellations of purchases of our products and services and continues to cause disruption in the financial markets, including diminished liquidity and credit availability. We cannot predict the duration or extent of any economic recovery or the extent to which our customers will return to more typical spending behaviors. The continuation of the present broad economic trends of weak economic growth, constricted credit, public sector austerity measures in response to public budget deficits and foreign currency volatility, particularly the euro, could have a material adverse effect on our results of operations, financial condition and liquidity.
Additionally, our customers, particularly in the European region, have extended or delayed payments for products and services already provided, which has increased our focus on collectability with respect to our accounts receivable from these customers. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our foreseeable additional operating needs. However, the ongoing uncertainty in the European financial markets, combined with a continuation of constrained European credit markets creates a risk that some of our European customers and suppliers may be unable to access liquidity. As of December 31, 2015 and 2014, our net current and long term accounts receivable in Italy, Spain, Portugal and Greece were $62.3 million and $76.2 million, respectively. In 2015, 2014 and 2013, net revenues from these countries were approximately 7%, 8% and 8% of total net revenues, respectively, and average days that accounts receivable from these countries were outstanding were 204, 223 and 260 days, respectively. Although we maintain allowances for doubtful accounts to cover the estimated losses which may occur when customers cannot make their required payments, we cannot be assured that we will continue to experience the same loss rate in the future given the volatility in the worldwide economy. If our allowance for doubtful accounts is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our results of operations. Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.
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
Political, economic and regulatory developments have effected fundamental changes in the healthcare industry. The Affordable Care Act substantially changed the way health care is financed by both government and private insurers. It also encourages improvements in the quality of health care products and services and significantly impacts the United States pharmaceutical and medical device industries. Among other things, the Affordable Care Act:

•
established a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States, although this tax has been suspended for 2016 and 2017 as a result of the enactment of the Consolidated Appropriations Act of 2016;

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
In 2015, 2014 and 2013, we recorded expenses of $10.2 million, $12.7 million and $11.5 million, respectively, with respect to the medical device excise tax. While the excise tax has been suspended in 2016 and 2017, unless the suspension is extended, we will again be subject to the excise tax in 2018. We cannot predict at this time the full impact of the Affordable Care Act or other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flows.
We are subject to risks associated with our non-United States operations.
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the United States, including Canada, Belgium, the Czech Republic, France, Germany, Ireland, Malaysia, Mexico, and Singapore. As of December 31, 2015, 76% of our full-time and temporary employees were employed in countries outside of the United States. As of December 31, 2015, 2014 and 2013, approximately 43%, 45% and 37%, respectively, of our net property, plant and equipment was located outside the United States. In addition, for the years ended December 31, 2015, 2014 and 2013 approximately 47%, 50% and 50%, respectively, of our net revenues (based on the Teleflex facility generating the sale) were derived from operations outside the United States.
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
In addition, the United States Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws in non-United States jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded United States corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off the books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the United States are with government entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, we operate in many parts of the world that have experienced government corruption to some degree.  Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent reckless or criminal acts by our employees, distributors or other agents. In addition, we may be exposed to liability due to pre-acquisition conduct of employees, distributors or other agents of businesses or operations we may acquire. Violations of anti-bribery laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition, results of operations and cash flows. We also could be subject to severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions.
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
The risks relating to our foreign operations may have a material adverse effect on our international operations or on our business, results of operations, financial condition and cash flows.
Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. Products manufactured in, and sold into, foreign markets represent a significant portion of our operations. Our consolidated financial statements reflect translation of financial statements denominated in non-United States currencies to United States dollars, our reporting currency, as well as the foreign currency exchange gains and losses resulting from the remeasurement of assets and liabilities as well as transactions denominated in currencies other than the primary currency of the country in which the entity operates, which we refer to as "non-functional currencies." When the United States dollar strengthens or weakens in relation to the foreign currencies of the countries in which we sell or manufacture our products, such as the euro, our United States dollar-reported revenue and income will fluctuate. Although we have entered into forward contracts with several major financial institutions to hedge a portion of our monetary assets and liabilities and projected cash flows denominated in non-functional currencies in order to reduce the effects of currency rate fluctuations, changes in the relative values of currencies may, in some instances, have a significant effect on our results of operations.
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
Increases in interest rates may adversely affect the financial health of our customers and suppliers and thus adversely affect their ability to buy our products and supply the components or raw materials we need. In addition, our borrowing costs could be adversely affected if interest rates increase. Any of these events could have a material adverse effect on our financial condition, results of operations and cash flows.
Fluctuations in our effective tax rate and changes to tax laws may adversely affect us.
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
Many of our key products are manufactured at or distributed from single locations, and the availability of alternate facilities is limited. If operations at one or more of our facilities is suspended due to natural disasters or other events, we may not be able to timely manufacture or distribute one or more of our products at previous levels or at all. Furthermore, our ability to establish replacement facilities or to substitute suppliers may be delayed due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. In addition, in the event of delays or cancellations in shipments of raw materials by our suppliers, we may not be able to timely manufacture or supply the affected products at previous levels or at all. The manufacture of our products is highly exacting and complex, due in part to strict regulatory requirements. Problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to launch delays, product shortages, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in quality or safety issues.  A reduction or interruption in manufacturing or distribution, or our inability to secure suitable alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our inability to attract, train, develop and retain such personnel could have an adverse effect on our business, results of operations, financial condition and cash flows.
We depend upon relationships with physicians and other health care professionals.
Research and development for some of our products is dependent on our maintaining strong working relationships with physicians and other healthcare professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development and use of our products. Physicians assist us as researchers, product consultants, inventors and public speakers. If we fail to maintain our working relationships with physicians and, as a result, no longer have the benefit of their knowledge and advice, our products may not be developed in a manner that is responsive to the needs and expectations of the professionals who use and support our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our technology is important to our success, and our failure to protect our intellectual property rights could put us at a competitive disadvantage.
We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries to protect our proprietary rights. Although we own numerous United States and foreign patents and have submitted numerous patent applications, we cannot be assured that any pending patent applications will issue, or that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged, invalidated or circumvented by third parties. In addition, we rely on confidentiality and non-disclosure agreements with employees and take other measures to protect our know-how and trade secrets. The steps we have taken may not prevent unauthorized use of our technology by competitors or other persons who may copy or otherwise obtain and use these products or technology, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as in the United States. We cannot assure that current and former employees, contractors and other parties will not breach their confidentiality agreements with us, misappropriate proprietary information, copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Our inability to protect our proprietary technology could adversely affect our business, financial condition, results of operations and cash flows. Moreover, there can be no assurance that others will not independently develop know-how and trade secrets comparable to ours or develop better technology than our own, which could reduce or eliminate any competitive advantage we have developed.
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
We are party to various lawsuits and claims arising in the normal course of business involving, among other things, contracts, intellectual property, import and export regulations, employment and environmental matters. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition and results of operations. While we do not believe that any litigation in which we are currently engaged would have such an adverse effect, the outcome of litigation, including regulatory matters, is often difficult to predict, and we cannot assure that the outcome of pending or future litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our substantial indebtedness could adversely affect our business, financial condition or results of operations.
As of December 31, 2015, we had total consolidated indebtedness of $1,066 million.
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
Our revolving credit agreement and the indenture governing our 5.25% senior notes due 2024 (the "2024 Notes") contain covenants that, among other things, impose significant restrictions on our business. The restrictions that these covenants place on us and our restricted subsidiaries include limitations on our and their ability to, among other things:

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
In addition, our revolving credit agreement also contains financial covenants, including covenants requiring maintenance of a consolidated leverage ratio and a consolidated interest coverage ratio, calculated in accordance with the terms of the revolving credit agreement. A breach of any covenants under any one or more of these debt agreements could result in a default, which if not cured or waived, could result in the acceleration of all of our debt. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The contingent conversion features of our convertible notes, if triggered, may adversely affect our financial condition.
In August 2010, we issued $400 million in aggregate principal amount of 3.875% convertible senior subordinated notes due 2017 (the “Convertible Notes”). The Convertible Notes are convertible under certain circumstances, including the attainment of a last reported sale price per share of our common stock equal to 130% of the conversion price (approximately $79.72) for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter.  Because our closing stock price has exceeded the 130% threshold since the fourth quarter 2013, the Convertible Notes are currently convertible into shares of our common stock.  As a result, the Convertible Notes are classified as a current liability, which, in turn, has resulted in a material reduction of our net working capital. As of February 15, 2016, we have received conversion notices with respect to approximately $44.7 million in aggregate principal amount of the Convertible Notes. At this time, we have elected the net settlement method to satisfy the conversion obligation, under which we will settle the principal amount of the Convertible Notes converted in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amount due through a combination of our existing cash on hand, amounts available under our credit facility and, if necessary, amounts provided through the capital markets, our use of these funds could adversely affect our results of operations and liquidity. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion regarding the conversion terms of the Convertible Notes.

The convertible note hedge transactions and warrant transactions entered into in connection with the issuance of our Convertible Notes may adversely affect the value of our common stock.
In connection with our issuance of the Convertible Notes, we entered into privately negotiated hedge transactions with two counterparties, which we refer to as the "hedge counterparties." The hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that underlie the Convertible Notes and are expected to reduce the dilution with respect to our common stock and/or cash payments that we may be required to make upon conversion of the Convertible Notes. Separately, we also entered into privately negotiated warrant transactions relating to the same number of shares of our common stock with the hedge counterparties with an exercise price of $74.65, subject to customary anti-dilution adjustments, pursuant to which we may be obligated to issue shares of our common stock. The warrant transactions could have a dilutive effect with respect to our common stock or, if we so elect, obligate us to make cash payments to the extent that the market price per share of our common stock exceeds the exercise price of the warrants on any expiration date of the warrants. In addition, under applicable accounting guidance, changes in the share price of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation with respect to the Convertible Notes and warrants, which, in turn, could impact our reported financial results. Based on the average market price of our common stock during 2015, 2.7 million shares issuable upon exercise of the warrants were included in the total diluted shares outstanding for the year ended December 31, 2015. For additional information, see “Financing Arrangements” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.
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
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2015, we had outstanding approximately 41.6 million shares of our common stock, options to purchase approximately 1.4 million shares of our common stock (of which approximately 0.8 million were vested as of that date), restricted stock units covering approximately 0.3 million shares of our common stock (which are expected to vest over the next three years) and approximately 14,000 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2015, 19.9 million shares of our common stock are reserved for issuance upon the exercise of stock options, upon conversion of the Convertible Notes and upon the exercise of the warrants issued in connection with the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.

If we issue additional shares of our common stock or instruments convertible into our common stock, such issuances may materially and adversely affect the price of our common stock. Furthermore, our issuance of shares following the exercise of some or all of the outstanding stock options and warrants, the vested of restricted stock units and the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders, and any sales in the public market of such shares of our common stock could adversely affect prevailing market prices of our common stock. In addition, the issuance and sale of substantial amounts of our common stock, including common stock issued as a result of the exercise of stock options and warrants, vesting of restricted stock units or conversion of the Convertible Notes, could depress the price of our common stock.
Disruption of critical information systems or material breaches in the security of our systems may adversely affect our business and customer relationships.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. We also rely on our technology infrastructure, among other functions, to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurance that our protective measures will prevent security breaches that could have a significant impact on our business, reputation and financial results. If we fail to monitor, maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could, among other things, lose customers, have difficulty preventing fraud, have disputes with customers, physicians and other health care professionals, be subject to regulatory sanctions or penalties, incur expenses or lose revenues or suffer other adverse consequences.  Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Regulations related to conflict minerals may increase our costs and adversely affect our business.
In 2012, the SEC promulgated rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as "conflict minerals," included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These rules require that we undertake due diligence efforts to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and, if so, whether such minerals helped finance armed conflict in the DRC or an adjoining country. We filed conflict minerals report in June 2014 and June 2015. As discussed in the most recent report, we have determined that certain of our products contain the specified minerals, and we have undertaken, and continue to undertake, efforts to identify where such minerals originated.  We have incurred, and expect to continue to incur, costs associated with complying with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. Our customers may require our products be free of conflict minerals, and our revenues and margins may be adversely affected if we are unable to provide assurances to our customers that our products are “DRC conflict free” (generally, the product does not contain conflict minerals originating in the DRC or an adjoining country that directly or indirectly finance or benefit specified armed groups) due to, among other things, our inability to procure conflict free minerals at a reasonable price, or at all. Moreover, we may be adversely affected if we are unable to pass through any increased costs associated with meeting customer demands that we provide DRC conflict free products.  We also may face reputational challenges if our due diligence efforts do not enable us to verify the origins of all conflict minerals or to determine that any conflict minerals used in products we manufacture or in products manufactured by others for us are DRC conflict-free.
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
As of December 31, 2015, approximately 4% of our employees in the United States and in other countries were covered by union contracts or collective bargaining arrangements. In addition, for the year ended December 31, 2015, approximately 7% of our net revenues were generated by operations for which a significant part of our workforce is covered by collective bargaining agreements and similar agreements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
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
Certain provisions in the Convertible Notes and the indentures governing the Convertible Notes and the 2024 Notes could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes will have the right to require us to purchase their notes in cash. Similarly, if an acquisition event constitutes a “change of control” as defined in the indenture governing the 2024 Notes, holders of such notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a “make-whole fundamental change,” as defined in the indenture governing the Convertible Notes, we may be required, under certain circumstances, to increase the conversion rate for holders who convert their notes in connection with such acquisition event. In either case, and in other cases, our obligations under the Convertible Notes and the 2024 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, and accordingly could reduce the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We own or lease approximately 80 properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted within the facilities.
Our major facilities (those with 50,000 or greater square feet) at December 31, 2015 are as follows:

Location	Square Footage	Owned or Leased
Olive Branch, MS	656,000	Leased
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	204,000	Owned
Reading, PA	166,000	Owned
Morrisville, NC	162,000	Leased
Research Triangle Park, NC	147,000	Owned
Kernan, Germany	112,000	Lease
Zdar nad Sazavou, Czech Republic	108,000	Owned
Tongeren, Belgium	108,000	Leased
Kamunting, Malaysia	102,000	Owned
Chihuahua, Mexico	100,000	Leased
Tecate, Mexico	96,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Chelmsford, MA	91,000	Leased
Kulim, Malaysia	90,000	Owned
Arlington Heights, IL	86,000	Leased
Wayne, PA	84,000	Leased
Kamunting, Malaysia	82,000	Leased
Jaffrey, NH	81,000	Owned
Kernan, Germany	73,000	Owned
Chihuahua, Mexico	68,000	Leased
Chihuahua, Mexico	63,000	Owned
Limerick, Ireland	59,000	Leased
Everett, MA	56,000	Leased
Bad Liebenzell, Germany	53,000	Leased

Operations in each of our business segments are conducted at locations both in and outside of the United States. Of the facilities listed above, with the exception of Jaffrey, NH and Limerick, Ireland, which are used solely for the OEM segment, our facilities generally serve more than one business segment and are often used for multiple purposes, such as administrative/sales, manufacturing and/or warehousing/distribution.

In addition to the properties listed above, we own or lease approximately 590,000 square feet of additional warehousing, manufacturing and office space in the United States, Canada, Mexico, South America, Europe, Asia and Africa. We also own or lease properties that are no longer used in our operations, which we are actively marketing for sale or sublease.

ITEM 3.	LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of December 31, 2015 and 2014, we have accrued liabilities of approximately $2.5 million and $6.0 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $2.5 million accrued at December 31, 2015, $1.5 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. under the symbol “TFX.” Our quarterly high and low stock prices and dividends for 2015 and 2014 are shown below.
Price Range and Dividends of Common Stock

2015	High	Low	Dividends
First Quarter	$123.09	$107.45	$0.34
Second Quarter	$137.29	$118.83	$0.34
Third Quarter	$140.50	$122.13	$0.34
Fourth Quarter	$135.00	$122.14	$0.34

2014	High	Low	Dividends
First Quarter	$106.70	$90.15	$0.34
Second Quarter	$109.73	$99.56	$0.34
Third Quarter	$111.24	$103.37	$0.34
Fourth Quarter	$119.99	$101.95	$0.34

The terms of our senior credit facility and 5.25% senior notes due 2024 limit our ability to repurchase shares of our stock and pay cash dividends. Under the most restrictive of these provisions, on an annual basis $681.7 million of retained earnings was available for dividends and stock repurchases at December 31, 2015. On February 23, 2016, the Board of Directors declared a quarterly dividend of $0.34 per share on our common stock, which is payable on March 15, 2016 to holders of record on March 4, 2016. As of February 23, 2016, we had approximately 568 holders of record of our common stock.
As previously disclosed, in 2007, our Board of Directors authorized the repurchase of up to $300 million of our outstanding common stock. On February 23, 2016, our Board of Directors terminated this authorization. No shares were purchased under this authorization.

Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2010 and that all dividends were reinvested.

MARKET PERFORMANCE

Company / Index	2010	2011	2012	2013	2014	2015
Teleflex Incorporated	100	117	138	185	229	266
S&P 500 Index	100	102	118	157	178	181
S&P 500 Healthcare Equipment & Supply Index	100	99	116	148	187	199

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data in the following table includes the results of operations for acquired companies from the respective dates of acquisition.

	2015(2)	2014(2)	2013(2)	2012(2)		2011(2)
	(Dollars in thousands, except per share)
Statement of Income Data(1):
Net revenues	$1,809,690	$1,839,832	$1,696,271	$1,551,009		$1,492,528
Income (loss) from continuing operations before interest, loss on extinguishments of debt and taxes	$315,891	$284,862	$233,261	$(97,375)	(3)	$229,570
Income (loss) from continuing operations	$236,808	$191,460	$152,183	$(181,782)	(3)	$119,322
Amounts attributable to common shareholders for income (loss) from continuing operations	$235,958	$190,388	$151,316	$(182,737)	(3)	$118,301
Per Share Data(1):
Income (loss) from continuing operations — basic	$5.68	$4.60	$3.68	$(4.47)		$2.92
Income (loss) from continuing operations — diluted	$4.91	$4.10	$3.46	$(4.47)		$2.90
Cash dividends	$1.36	$1.36	$1.36	$1.36		$1.36
Balance Sheet Data:
Total assets(4)	$3,878,516	$3,922,787	$4,159,148	$3,685,438		$3,884,839
Long-term borrowings	$646,000	$700,000	$930,000	$965,280		$954,809
Common shareholders’ equity	$2,009,272	$1,911,309	$1,913,527	$1,778,950		$1,980,588
Statement of Cash Flows Data(1):
Net cash provided by operating activities from continuing operations	$303,446	$290,241	$231,299	$194,618		$94,357
Net cash (used in) provided by investing activities from continuing operations	$(154,848)	$(108,137)	$(372,638)	$(368,258)		$306,670
Net cash (used in) provided by financing activities from continuing operations	$(85,583)	$(287,703)	$231,170	$(65,653)		$(11,106)
Supplemental Data:
Free cash flow(5)	$241,998	$222,670	$167,719	$129,224		$49,775

Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)	Amounts exclude the impact of businesses presented in our consolidated financial results as discontinued operations.

(2)	Amounts include the impact of businesses acquired during the period. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(3)	Includes a pretax goodwill impairment charge of $332.1 million, or $315.1 million net of tax.

(4)
Includes the impact of adopting the accounting standard related to deferred tax classification issued in November 2015. See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Net cash provided by operating activities from continuing operations	$303,446	$290,241	$231,299	$194,618	$94,357
Less: Capital expenditures	61,448	67,571	63,580	65,394	44,582
Free cash flow	$241,998	$222,670	$167,719	$129,224	$49,775

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies.
We evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may identify opportunities to expand our margins through strategic divestitures of existing businesses and product lines that do not meet our objectives. In addition, we may seek to optimize utilization of our facilities through restructuring initiatives designed to further reduce our cost base and enhance our competitive position.
On February 23, 2016, our Board of Directors approved a restructuring plan that involves the consolidation of operations and a related reduction in workforce. We estimate that we will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $34 million to $44 million, of which, we expect approximately $21 million to $23 million to be incurred in 2016 and most of the balance will be incurred prior to the end of 2018. We estimate that $27 million to $31 million of the aggregate pre-tax charges will result in future cash outlays, of which, we expect approximately $6 million to $8 million will be made in 2016 and most of the balance will be made prior to the end of 2018. Additionally, we expect to incur aggregate capital expenditures of approximately $13 million to $17 million, of which, $3 million to $5 million will be made in 2016. We currently expect to achieve annualized savings of $12 million to $16 million once the plan is fully implemented, and currently expect to realize plan-related savings beginning in 2017. See Note 19 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
For a discussion of our ongoing restructuring programs, see "Restructuring and other impairment charges" under “Results of Operations” below.
During 2015, we completed several acquisitions of businesses that complement our anesthesia, surgical and vascular product portfolios, as well as our Asia segment. In 2014, we completed acquisitions of businesses to complement our Asia segment and our surgical product portfolio. The total fair value of consideration for the 2015 and 2014 acquisitions was $96.5 million and $66.3 million, respectively. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the acquisitions.

Change in Reporting Segments

Effective April 1, 2015, we reorganized certain of our businesses to better leverage our resources. As a result, we realigned our operating segments. Specifically, the Anesthesia/Respiratory North America operating segment was divided into two operating segments, Anesthesia North America and Respiratory North America. Additionally, the businesses comprising the former Specialty operating segment (which was not a reportable segment and, therefore, was included in the "All other" category in the presentation of segment information) were transferred to the Anesthesia North America, Vascular North America and Respiratory North America operating segments. As a result of the operating segment changes described above, we have the following six reportable operating segments: Vascular North America, Anesthesia North America, Surgical North America, EMEA, Asia and OEM. In connection with the presentation of segment information, we will continue to present certain operating segments, which, effective April 1, 2015, include, among others, the Respiratory North America operating segment, in the “All other” category. All prior comparative periods have been restated to reflect these changes. Additionally, because this change affected our reporting units, we performed goodwill impairment analyses as of the April 1, 2015 effective date for the new reporting units by comparing the fair value of the reporting units, including goodwill, to their carrying values. The impairment analyses performed included the reallocation of the goodwill balances among the reporting units to reflect the changes described above. We did not record any goodwill impairment charges as a result of these analyses.

Health Care Reform

In 2010, the Patient Protection and Affordable Care Act (as amended, the "Affordable Care Act") was signed into law. The legislation is far-reaching and is intended to expand access to health insurance coverage and improve the quality and reduce the costs of healthcare. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but the provisions of the legislation designed to contain the cost of healthcare could negatively affect pricing of our products and encourages patient outcome driven results. The overall impact of the Affordable Care Act on our business is yet to be determined, mainly due to uncertainties around future customer behaviors, which we believe will be affected by reimbursement factors such as insurance coverage, statistics, patient outcomes and patient satisfaction.

In addition, the Affordable Care Act imposed a 2.3% excise tax on sales of medical devices, beginning in 2013. For the years ended December 31, 2015, 2014 and 2013, we recorded medical device excise taxes of $10.2 million, $12.7 million and $11.5 million, respectively, which is included are selling, general and administrative expenses. As a result of the enactment of the Consolidated Appropriations Act of 2016, the excise tax has been suspended for 2016 and 2017.

Global Economic Conditions

Global economic conditions in recent years have had adverse impacts on market activities including, among other things, failure of financial institutions, falling asset values, diminished liquidity, reduced demand for products and services and significant fluctuations in foreign currency exchange rates. In response, we adjusted production levels and engaged in new restructuring activities. We continue to review and evaluate our manufacturing, warehousing and distribution processes to maximize efficiencies through the elimination of redundancies in our operations and the consolidation of facilities. Although, on a consolidated basis, the consequences of economic conditions, other than fluctuations in foreign currency exchange rates, did not have a significant adverse impact on our financial position, results of operations or liquidity, healthcare policies and practice trends vary by country, and the impact of the global economic downturn was felt to varying degrees in each of our regional markets over the last several years. The continuation of the present broad economic trends of weak economic growth, constricted credit, public sector austerity measures in response to public budget deficits and foreign currency volatility, particularly the euro, could have a material adverse effect on our results of operations and our liquidity.

In recent years, hospitals in some regions of the United States experienced a decline in admissions, a weaker payor mix, and a reduction in elective procedures.  Consequently, hospitals took actions to reduce their costs, including limiting their capital spending. More recently, the economic environment has improved somewhat, but has not returned to pre-recession levels, and challenges persist, particularly in some European countries, as discussed below. Approximately 95% of our net revenues come from single-use products primarily used in critical care and surgical applications, and our sales volume could be negatively impacted if hospital admission rates or payor mix change. Conversely, our sales volume could be positively impacted due to increases in the number of insured individuals as a result of the Affordable Care Act, which has had the effect of facilitating medical insurance coverage for many persons who previously were not covered.

Europe continues to contend with considerable government debt and annual deficits, high levels of unemployment and the risk of deflation. These factors have resulted in austerity programs that have affected the healthcare sector in a number of European countries resulting in delays in elective surgeries. It is likely that funding for publicly funded healthcare institutions will continue to be affected if governments make further spending adjustments and enact healthcare reform measures to lower overall healthcare costs. The public healthcare systems in certain countries in Western Europe, most notably Greece, Spain, Portugal and Italy, have experienced significantly reduced liquidity due to recessionary conditions, which has resulted in a slowdown in payments to us. The slowdown has continued to affect the timing of collections from these customers.
In Asia, governments are making additional efforts to manage the cost of healthcare, as economic conditions weaken somewhat in the region as a result of slowing growth rates in China. We are experiencing an increasing trend of government driven price management and reimbursement controls, particularly in China, Japan and Indonesia. In China, there is also a governmental initiative to help local manufacturers access a bigger share of the local market. Moreover, many countries, including China, have become more proactive with respect to regulatory requirements, and as a result, we expect longer, more costly, and more complicated, regulatory approval processes in these countries.

In Latin America, some highly regulated economies such as Argentina and Venezuela have experienced unusually high inflation rates and weakening currencies. This has impacted the budgets of the public healthcare systems resulting in delays in the importation of medical devices. Although Latin America does not represent a significant portion of our business, our operations in this region may be adversely affected by these factors.
Results of Operations

As used in this discussion, "new products" are products that we have sold for 36 months or less, and “existing products” are products that we have sold for more than 36 months. Discussion of results of operations items that reference the effect of one or more acquired businesses (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects, for the first 12 months following the acquisition of a distributor, the impact on the pricing of our products resulting from the elimination of the distributor from the sales channel. To the extent an acquired distributor had pre-acquisition sales of products other than ours, the impact of the post-acquisition sales of those products on our results of operations is included within our discussion of the impact of acquired businesses.
Certain financial information is presented on a rounded basis, which may cause minor differences.

Revenues

	2015	2014	2013
	(Dollars in millions)
Net Revenues	$1,809.7	$1,839.8	$1,696.3

Comparison of 2015 and 2014
Net revenues for the year ended December 31, 2015 decreased 1.6%, or $30.1 million, compared to the prior year. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $129.1 million, primarily in the EMEA and Asia segments. The decrease in net revenues was partially offset by a net increase in sales volumes of existing products in most of our segments of $51.9 million, and a net increase in new product sales in most of our segments of $19.4 million. In addition, the decrease was further offset by sales by acquired businesses, primarily Human Medics Co., Ltd. (“Human Medics”), a distributor of medical devices and supplies primarily in the Korean market, Mini-Lap, a developer of micro-laparoscopic instrumentation, Mayo Healthcare Pty Limited, ("Mayo Healthcare"), a distributor of medical devices and supplies, primarily in the Australian market, N. Stenning & Co. Pty. Ltd. ("Stenning"), a distributor of medical devices and supplies primarily in the Australian market, and Truphatek Holdings (1993) Limited ("Truphatek"), a manufacturer of a broad range of disposable and reusable laryngoscope devices, which generated $14.8 million, and net price increases, primarily in the Asia and Surgical North America segments, which generated $12.8 million.
Comparison of 2014 and 2013
Net revenues for the year ended December 31, 2014 increased 8.5%, or $143.5 million, compared to the prior year. The increase in net revenues is primarily attributable to the businesses acquired during 2013 and 2014 (including Vidacare; Mayo Healthcare; and Ultimate Medical Pty. Ltd. and its affiliates (collectively, "Ultimate"), a supplier of airway management devices), which generated net revenues of $98.6 million, including $79.9 million, $16.6 million and $2.2 million generated by Vidacare, Mayo Healthcare and Ultimate, respectively. Net revenues further benefited from price increases of $23.9 million, primarily in the Asia, EMEA and Surgical North America segments, new product sales of $14.8 million across most of our segments, and a net increase in sales volumes of existing products of $12.3 million, primarily in the OEM, EMEA and Vascular North America segments. These increases were partially offset by the unfavorable impact of foreign currency exchange rates of $6.2 million, lower sales volumes in the Asia segment as well as in certain of the operating segments included in the "All other" category, and price reductions in the OEM segment.

Gross profit

	2015	2014	2013
	(Dollars in millions)
Gross profit	$944.4	$942.4	$838.9
Percentage of revenues	52.2%	51.2%	49.5%
Comparison of 2015 and 2014
For the year ended December 31, 2015, gross profit as a percentage of revenues increased 100 basis points, or 2.0%, compared to the prior year. The increase in gross margin is primarily attributable to the 70 basis point impact of a net increase in sales of higher margin products, primarily in the Surgical North America and OEM segments, the 60 basis point impact of a net increase in sales volumes of existing products, primarily in the Vascular North America, EMEA and Asia segments and the 30 basis point impact of net price increases, primarily in the Asia and Surgical North America segments. Gross margin was negatively impacted by the 80 basis point impact of net unfavorable fluctuations in foreign currency exchange rates and costs associated with product recalls and quality issues first identified during the second quarter 2015 partially offset by lower manufacturing costs resulting from cost improvement initiatives.
Comparison of 2014 and 2013
For the year ended December 31, 2014, gross profit as a percentage of revenues increased 170 basis points, or 3.4%, compared to the prior year. The increase in gross margin is primarily due to increased sales from higher margin Vidacare products, margin increases in Asia resulting from sales of Mayo Healthcare products, price increases in Asia, EMEA and Surgical North America, and increased sales of higher margin products, primarily in the EMEA and certain of the operating segments included in the "All other" category. These improvements in gross profit were partially offset by costs associated with the 2014 Manufacturing footprint realignment plan, an increase in logistics and distribution costs and the net unfavorable impact of foreign currency exchange rates.
Selling, general and administrative

	2015	2014	2013
	(Dollars in millions)
Selling, general and administrative	$569.0	$578.7	$502.2
Percentage of revenues	31.4%	31.5%	29.6%
Comparison of 2015 and 2014
Selling, general and administrative expenses decreased $9.7 million during the year ended December 31, 2015 compared to the prior year. The decrease is due to the favorable impact of foreign currency exchange rate fluctuations of $28.5 million and a reduction in medical device excise tax of $2.5 million. These declines were partially offset by expenses associated with the 2015 acquisitions and distributors-to-direct sales conversions of $11.4 million, an increase in selling expenses of $5.4 million, primarily related to higher sales commissions, a reduction in the benefit resulting from contingent consideration liability reversals of $2.9 million and higher amortization expense of $2.6 million.
Comparison of 2014 and 2013
Selling, general and administrative expenses increased $76.5 million during the year ended December 31, 2014 compared to the prior year. The increase is primarily due to $35.4 million of expenses associated with acquired businesses, primarily Vidacare, Mayo Healthcare and Ultimate, $13.8 million of higher sales expense, primarily related to an increase in sales commissions, higher amortization expense of $10.5 million, the majority of which relates to the amortization of Vidacare intangibles, $5.4 million of higher general and administrative costs primarily due to increases in employee related expenses, higher depreciation expense of $2.2 million, resulting from a reduction in the estimated useful life of an administrative building and certain related assets, $1.7 million of higher IT related costs primarily associated with the ongoing maintenance of enterprise resource planning software systems, partially offset by the $3.2 million favorable impact of foreign currency exchange rates which caused a reduction of expenses.  In addition, the benefit from contingent consideration reserve reductions for the year ended December 31, 2014 was $4.9 million lower than the benefit realized in the year ended December 31, 2013.
Research and development

	2015	2014	2013
	(Dollars in millions)
Research and development	$52.1	$61.0	$65.0
Percentage of revenues	2.9%	3.3%	3.8%

Comparison of 2015 and 2014

The decrease in research and development expenses for the year ended December 31, 2015 resulted from efficiencies realized through our integration of research and development projects commenced by certain businesses acquired in 2013 that were reflected in research and development expenses for the year ended December 31, 2014. The decrease is also attributable to the late stage technology acquisitions made in 2015, which supplement our organic research and development initiatives.

Comparison of 2014 and 2013
The decrease in research and development expenses for the year ended December 31, 2014 resulted from efficiencies realized through our integration of research and development projects commenced by certain businesses acquired in 2012, including LMA International N.V., Hotspur Technologies and Semprus BioSciences Corp, that were reflected in research and development expenses for the year ended December 31, 2013.

Restructuring and other impairment charges

	2015	2014	2013
	(Dollars in millions)
2015 Restructuring programs	$6.3	$—	$—
2014 Manufacturing footprint realignment plan	1.7	9.3	—
2014 European restructuring plan	(0.1)	7.8	—
Other 2014 restructuring programs	—	3.6	—
2013 Restructuring programs	(0.1)	0.8	10.2
LMA restructuring program	—	(3.3)	12.2
Other restructuring programs - prior years	—	(0.3)	5.2
Impairment charges	—	—	10.9
Restructuring and other impairment charges	$7.8	$17.9	$38.5

2015 Restructuring Programs
During 2015, we committed to programs associated with the reorganization of certain of our businesses, as discussed in Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K, and shared service functions as well as the consolidation of certain of our North American facilities. We estimate that we will record aggregate pre-tax charges of $6.5 million to $8.0 million related to these programs, which represent employee termination benefits, contract termination costs and facility closure and other exit costs, and will result in future cash outlays. We began to realize savings related to these plans in 2015, and expect to achieve annualized savings of $15 million to $18 million once the restructuring plans are fully implemented. For the year ended December 31, 2015, we recorded charges of $6.3 million and had a reserve of $3.3 million related to these programs.
2014 Manufacturing Footprint Realignment Plan
In April 2014, our Board of Directors approved a restructuring plan (the "2014 Manufacturing Footprint Realignment Plan") that involves the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and are expected to be substantially completed by the end of 2017. We estimate that we will incur aggregate pre-tax charges in connection with the 2014 Manufacturing Footprint Realignment Plan of approximately $37 million to $44 million, of which we expect future cash outlays to constitute an estimated $26 million to $31 million. Additionally, we expect to incur aggregate capital expenditures of approximately $24 million to $30 million under the restructuring plan. We began to realize savings related to this plan beginning in 2015, and we expect to achieve annualized savings of $28 million to $35 million once the plan is fully implemented.
For the year ended December 31, 2015, expenses related to the 2014 Manufacturing Footprint Realignment Plan decreased $3.0 million as compared to the prior year. The decrease was attributable to lower restructuring costs, primarily termination benefits, of $7.6 million (as shown above), which was partially offset by an increase in charges recorded to cost of sales, primarily for the transfer of manufacturing operations from the existing locations to the new locations of $4.6 million. In addition, for the year ended December 31, 2015, we incurred $7.8 million of capital expenditures and had cash outlays of $10.6 million, of which, $2.7 million related termination benefit payments, associated with this plan. As of December 31, 2015, we had a reserve of $7.4 million in connection with this plan, the majority of which is recorded as a current liability.
2014 European Restructuring Plan
In 2014, we committed to a restructuring plan (the "2014 European Restructuring Plan"), which impacts certain administrative functions in Europe and involves the consolidation of operations and a related reduction in workforce at certain of our European facilities. As of December 31, 2015, we incurred net aggregate restructuring expenses of $7.7 million in connection with the 2014 European Restructuring Plan. We expect to complete this plan in 2016.
Other 2014 Restructuring Programs
In June 2014, we initiated programs to consolidate locations in Australia and terminate certain European distributor agreements in an effort to reduce costs. As of December 31, 2015 we incurred aggregate restructuring charges of $3.6 million as a result of these actions. These programs include employee termination benefits, contract termination costs and other exit costs. We completed these programs in 2015.
2013 Restructuring Programs
In 2013, we initiated restructuring programs to consolidate administrative and manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As of December 31, 2015, we incurred net aggregate restructuring charges of $10.9 million. Of this amount, $5.3 million relates to employee termination costs, $3.5 million relates to termination of certain distributor agreements and $2.1 million relates to facility closure and other exit costs. We completed these programs in 2015.
LMA Restructuring Program
In connection with the acquisition of substantially all of the assets of LMA International N.V. (the "LMA business") in 2012, we commenced a program related to the integration of the LMA business with our other businesses. The program focused on the closure of the LMA business' corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. As a result of these actions, we incurred net aggregate restructuring charges of $11.3 million as of December 31, 2015. Of this amount, $5.5 million related to employee termination costs, $4.9 million related to termination of certain distributor agreements and $0.9 million related to facility closure and other costs.
For the year ended December 31, 2014, we recorded a net credit of $3.3 million primarily resulting from the reversal of contract termination costs due to the favorable settlement of a terminated distributor agreement. We completed this program in 2015.
Other Restructuring Programs - Prior Years
For the year ended December 31, 2013, we recorded restructuring charges of $5.2 million, which were primarily attributable to our 2012 Restructuring Program. This program was initiated in 2012 to improve the effectiveness of our supply chain by consolidating our three North American warehouses into one centralized warehouse, and to lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. As of December 31, 2015, we incurred aggregate restructuring charges of $6.3 million under this program, all of which were incurred prior to 2015. As of December 31,

2015, we had a reserve of $0.5 million related to the 2012 Restructuring Program. We expect to complete the program in 2016.
Impairment Charges
There were no impairment charges for the years ended December 31, 2015 or 2014.
In 2013, we recorded $7.3 million of in-process research and development (“IPR&D”) charges and $3.5 million in impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value. There were no impairment charges in the years ended December 31, 2015 or 2014.
For additional information regarding our restructuring programs and impairment charges, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
Interest expense

	2015	2014	2013
	(Dollars in millions)
Interest expense	$61.3	$65.5	$56.9
Average interest rate on debt during the year	3.84%	4.10%	3.92%

The decrease in interest expense for the year ended December 31, 2015 compared to the prior year reflects the benefit of the redemption, on June 1, 2015, of our 6.875% Senior Subordinated Notes due 2019, which had a fixed interest rate. Proceeds from our revolving credit facility, which bear a lower variable interest rate, were utilized to redeem the 2019 Notes.
The increase in interest expense for the year ended December 31, 2014 compared to the prior year was the result of an increase of $96 million in average outstanding debt and an increase of 18 basis points in the average interest rate on outstanding debt during 2014.

Loss on extinguishment of debt

	2015	2014	2013
	(Dollars in millions)
Loss on extinguishment of debt	$10.5	$—	$1.3

On June 1, 2015, we prepaid the $250 million aggregate outstanding principal amount under our 6.875% Senior Subordinated Notes due 2019 (the “2019 Notes”). In addition to our prepayment of principal, we paid to the holders of the 2019 Notes an $8.6 million prepayment make-whole amount plus accrued and unpaid interest. We recorded the prepayment make-whole amount and a $1.9 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt.
During 2013, we refinanced our $775 million senior credit facility, which was comprised of a $375 million term loan and a $400 million revolving credit facility, with a new $850 million senior credit facility consisting solely of a revolving credit facility. In connection with the refinancing, we recognized debt extinguishment costs of $1.3 million related to unamortized debt issuance costs resulting from the early repayment of the $375 million term loan.
Taxes on income from continuing operations

	2015	2014	2013
Effective income tax rate	3.2%	13.0%	13.4%
The effective income tax rate in 2015 was 3.2% compared to 13.0% in 2014. Taxes on income from continuing operations in 2015 were $7.8 million compared to $28.7 million in 2014. The effective tax rate for 2015 was impacted by a tax benefit associated with U.S. federal tax return filings, a benefit associated with legislative tax rate changes, a benefit resulting from a reduction in our U.S. reserves as a result of the conclusion of an audit and a benefit associated with a reduction in the estimated deferred tax with respect to non-permanently reinvested income due to an increase in the estimated foreign tax credits available to reduce the U.S. tax on a future repatriation.
The effective income tax rate in 2014 was 13.0% compared to 13.4% in 2013. Taxes on income from continuing operations in 2014 were $28.7 million compared to $23.5 million in 2013. The effective income tax rate for 2014 was impacted by a benefit from a shift in the mix of income to jurisdictions with lower statutory tax rates, tax benefits associated with U.S. federal tax return filings and, although to a lesser extent than in 2013, the realization of net tax benefits resulting from the expiration of statutes of limitation for U.S. state and foreign matters.
Segment Results
Segment Net Revenues

	Year Ended December 31			% Increase/(Decrease)
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(Dollars in millions)
Vascular North America	$334.9	$311.1	$272.3	7.6	14.2
Anesthesia North America	189.2	183.9	155.8	2.9	18.0
Surgical North America	161.3	150.1	146.1	7.4	2.8
EMEA	514.5	593.1	557.4	(13.3)	6.4
Asia	241.7	237.7	207.2	1.7	14.7
OEM	149.4	144.0	131.2	3.8	9.8
All other	218.7	219.9	226.3	(0.6)	(2.8)
Segment Net Revenues	$1,809.7	$1,839.8	$1,696.3	(1.6)	8.5
Segment Operating Profit

	Year Ended December 31,			% Increase/(Decrease)
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(Dollars in millions)
Vascular North America	$73.3	$53.8	$28.8	36.2	86.8
Anesthesia North America	48.3	34.6	19.5	39.8	77.4
Surgical North America	52.5	49.6	50.4	5.9	(1.5)
EMEA	92.3	114.6	87.9	(19.5)	30.4
Asia	67.9	62.2	63.8	9.2	(2.6)
OEM	33.2	30.6	27.3	8.2	12.1
All other	20.4	19.8	24.6	3.0	(19.5)
Segment Operating Profit(1)	$387.9	$365.2	$302.3	6.2	20.8

(1)
See Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.

Comparison of 2015 and 2014
Vascular North America
Vascular North America net revenues for the year ended December 31, 2015 increased $23.8 million, or 7.6%, compared to the prior year. The increase is primarily attributable to an increase in sales volumes of existing products of $26.9 million, which was partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.9 million and a reduction in new product sales of $1.5 million.
Vascular North America operating profit for the year ended December 31, 2015 increased $19.5 million, or 36.2%, compared to the prior year. The increase is primarily attributable to the $17.2 million impact of increased sales volumes of existing products, a $2.3 million reduction with respect to the medical excise tax, a $2.6 million reduction in manufacturing costs, a $2.1 million reduction in research and development costs, including employee related costs, and the impact of increased sales of higher margin products. The increases to operating profit were partially offset by a $4.2 million net increase in non-research and development employee related costs, including higher sales commissions and healthcare benefits, net of restructuring savings and unfavorable fluctuations in foreign currency exchange rates.
Anesthesia North America
Anesthesia North America net revenues for the year ended December 31, 2015 increased $5.3 million, or 2.9%, compared to the prior year. The increase is primarily attributable to an increase in sales volumes of existing products of $3.9 million and an increase in new product sales of $2.7 million, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.1 million.
Anesthesia North America operating profit for the year ended December 31, 2015 increased $13.7 million, or 39.8%, compared to the prior year. The increase is primarily attributable to a $7.5 million net decrease in selling, general and administrative expenses, which was primarily the result of lower amortization, selling and regulatory expenses, the $2.3 million impact of an increase in sales volumes of existing products, a $1.4 million reduction in manufacturing costs and the $1.4 million impact of an increase in new product sales.
Surgical North America
Surgical North America net revenues for the year ended December 31, 2015 increased $11.2 million, or 7.4%, compared to the prior year. The increase is primarily attributable to net revenues generated by Mini-Lap products of $4.3 million, an increase in new product sales of $4.3 million and price increases of $3.9 million. The increase in net revenues was partially offset by unfavorable fluctuations in foreign currency exchange rates of $2.0 million.
Surgical North America operating profit for the year ended December 31, 2015 increased $2.9 million, or 5.9%, compared to 2014. The increase is primarily attributable to the $3.9 million impact of price increases, the $3.1 million impact of increased sales of higher margin products, the impact of an increase in new product sales and income generated by Mini-Lap. These increases were partially offset by higher selling, general and administrative expenses, which was primarily caused by a $5.6 million increase in amortization expense that resulted from the commencement of amortization of certain intellectual property assets and a $1.6 million increase in employee related costs.
EMEA
EMEA net revenues for the year ended December 31, 2015 decreased $78.6 million, or 13.3%, compared to the prior year. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $91.4 million and price decreases of $1.6 million. The decrease in net revenues was partially offset by an increase in sales volumes of existing products of $8.4 million, an increase in new product sales of $4.7 million and net revenues generated by acquired businesses, primarily Truphatek, of $1.2 million.
EMEA operating profit for the year ended December 31, 2015 decreased $22.3 million, or 19.5%, compared to the prior year. The decrease is primarily attributable to the $25.8 million impact of unfavorable fluctuations in foreign currency exchange rates, a $7.8 million increase in raw material costs due to United States dollar sourced raw materials, an increase in marketing expenses, primarily related to clinical education activities, and price decreases, partially offset by the $6.9 million impact of an increase in sales volumes of existing products, a $3.3 million reduction in research and development expenses, the impact of an increase in new product sales and increased sales of higher margin products.
Asia
Asia net revenues for the year ended December 31, 2015 increased $4.0 million, or 1.7%, compared to the prior year. The increase is primarily attributable to prices increases of $9.7 million, an increase in sales volumes of existing products of $7.6 million, net revenues generated by acquired businesses, including Human Medics, Mayo Healthcare, Truphatek and Stenning, of $8.4 million and an increase in new product sales of $2.2 million. The increase in net revenues was partially offset by unfavorable fluctuations in foreign currency exchange rates of $23.8 million. We continue to monitor the inventory levels at some of our Asian distributors, particularly in China, due to a recent decline in their sales to third parties, which could adversely impact our future results.

Asia operating profit for the year ended December 31, 2015 increased $5.7 million, or 9.2%, compared to the prior year. The increase is primarily attributable to the $9.7 million impact of price increases, the $7.6 million impact of increase in sales volumes of existing products, the $4.5 million impact of income generated by the businesses acquired in 2015, the impact of increased sales of higher margin products and the impact of an increase in new product sales. These increases were partially offset by the $14.4 million impact of unfavorable fluctuations in foreign currency exchange rates, $3.1 million in expenses associated with distributor-to-direct sales conversions and higher logistics and distribution costs.
OEM
OEM net revenues for the year ended December 31, 2015 increased $5.4 million, or 3.8%, compared to the prior year. The increase is primarily attributable to an increase in sales volumes of existing products of $5.6 million, an increase in new product sales of $3.8 million and net revenues generated by the acquisition of Trintris, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $4.6 million.
OEM operating profit for the year ended December 31, 2015 increased $2.6 million, or 8.2%, compared to the prior year. The increase is primarily attributable to the $3.1 million impact of an increase in sales of higher margin products, the $2.8 million impact of increases in sales volumes of existing products and an increase in new product sales of $1.9 million, which were partially offset by a $1.9 million increase in selling expenses, the $1.2 million impact of unfavorable fluctuations in foreign currency exchange rates and an increase in research and development expenses.
All other
Net revenues for the other businesses for the year ended December 31, 2015 decreased $1.2 million, or 0.6%, compared to the prior year. The decrease was primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $4.2 million and a decrease in sales volumes of existing products of $1.0 million, which were partially offset by an increase in new product sales of $3.2 million.
Operating profit for the other businesses for the year ended December 31, 2015 increased $0.6 million, or 3.0%, compared to the prior year. The increase in operating profit is primarily attributable to lower research and development expense, the impact of an increase in new product sales and sales of higher margin products and reduced manufacturing costs. These increases were partially offset by a reduction in the benefit resulting from contingent consideration liability reversals and the unfavorable impact of foreign currency exchange rate fluctuations.

Comparison of 2014 and 2013
Vascular North America
Vascular North America net revenues for the year ended December 31, 2014 increased $38.8 million, or 14.2%, compared to the prior year. The increase was primarily due to Vidacare product sales of $33.0 million, an increase in sales volumes of existing products of $3.2 million, an increase in new product sales of $2.6 million and price increases of $1.0 million.
Vascular North America operating profit for the year ended December 31, 2014 increased $25.0 million, or 86.8%, compared to the prior year. The increase was primarily due to operating profit generated by Vidacare product sales and to a lesser extent, the impact of an increase in sales volumes of existing products, an increase in sales of higher margin products, an increase in new product sales and lower research and development expenses, which were partially offset by higher selling expenses as well as other general and administrative expenses.
Anesthesia North America
Anesthesia North America net revenues for the year ended December 31, 2014 increased $28.1 million, or 18.0%, compared to the prior year. The increase was primarily due to Vidacare product sales of $25.7 million and an increase in new product sales of $2.4 million.
Anesthesia North America operating profit for the year ended December 31, 2014 increased $15.1 million, or 77.4%, compared to the prior year. The increase was primarily due to operating profit generated by Vidacare product sales and, to a lesser extent, by lower manufacturing costs, partially offset by a decrease in sales of higher margin products.

Surgical North America
Surgical North America net revenues for the year ended December 31, 2014 increased $4.0 million, or 2.8%, compared to the prior year. The increase is primarily attributable to price increases of $3.4 million as well as increased sales volumes of existing products and new product sales, partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.0 million.
Surgical North America operating profit for the year ended December 31, 2014 decreased $0.8 million, or 1.5%, compared to the prior year. The decrease is primarily due to higher marketing and sales expenses and a lower benefit from reductions in contingent consideration, partially offset by price increases, increased sales of higher margin products and lower manufacturing costs.
EMEA
EMEA net revenues for the year ended December 31, 2014 increased $35.7 million, or 6.4%, compared to the prior year. The increase is primarily attributable to Vidacare product sales of $18.4 million, increases in sales volumes of existing products of $7.1 million, new product sales of $4.6 million, the favorable impact of distributor-to-direct sales conversions of $3.7 million and the favorable impact of foreign currency exchange rate fluctuations of $1.8 million.
EMEA segment operating profit for the year ended December 31, 2014 increased $26.7 million, or 30.4%, compared to the prior year. The increase is primarily attributable to higher margin Vidacare product sales, lower manufacturing costs, higher sales volume of existing products, sales margin increases resulting from our distributor-to-direct sales conversions in several countries, increased sales of higher margin new and existing products, lower research and development and marketing expenses resulting from the 2014 European Restructuring Plan and the favorable impact of foreign currency exchange rates, which were partially offset by higher information technology and general and administrative expenses.
Asia
Asia net revenues for the year ended December 31, 2014 increased $30.5 million, or 14.7%, compared to the prior year. The increase is primarily attributable to new revenues generated from recently acquired businesses, including $16.6 million, $2.2 million and $2.0 million generated by sales of Mayo Healthcare, Vidacare and Ultimate products, respectively. The increase in net revenues also reflects price increases of $16.8 million, primarily related to our distributor-to-direct sales conversions and new product sales of $1.5 million. These increases in net revenues were partially offset by a $5.2 million decline in sales volume of existing products, and unfavorable foreign exchange rate fluctuations of $3.8 million.
Asia operating profit for the year ended December 31, 2014 decreased $1.6 million, or 2.6%, compared to the prior year. The decrease is primarily attributable to higher marketing and general and administrative expenses, principally due to an increase in personnel to support growth within the segment and lower sales volume of existing products, higher manufacturing costs and the unfavorable impact of foreign currency exchange rate fluctuations, partially offset by operating profit generated by the acquired businesses including Mayo Healthcare, Ultimate and Vidacare, price increases and increased sales of higher margin products.
OEM
OEM net revenues for the year ended December 31, 2014 increased $12.8 million, or 9.8%, compared to the prior year. The increase is primarily attributable to increased sales volumes of existing products of $14.8 million, which was partially offset by price decreases of $2.8 million.
OEM segment operating profit for the year ended December 31, 2014 increased $3.3 million, or 12.1%, compared to the prior year. The increase is primarily attributable to higher sales volume of existing products and lower manufacturing costs, partially offset by price reductions, lower sales of higher margin existing products and higher general and administrative expenses.
All other
Net revenues for the other businesses for the year ended December 31, 2014 decreased $6.4 million, or 2.8%, compared to the prior year. The decrease in net revenues for our other businesses for the year ended December 31, 2014 compared to the prior year was primarily due to a decrease in sales volumes of existing products and unfavorable fluctuations in foreign currency exchange rates, which were partially offset by an increase in the sale of new products and price increases.
Operating profit for the other businesses for the year ended December 31, 2014 decreased $4.8 million, or 19.5%, compared to the prior year. The decrease in operating profit for our other businesses for the year ended December 31, 2014 compared to the prior year was primarily due to higher general and administrative expenses including a reduction in the benefit resulting from contingent consideration liability reversals and an increase in legal fees, and higher research and development expenses, partially offset by an increase in sales of higher margin products within the respiratory product portfolio.

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
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit and accounts receivable securitization facilities will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future.
Approximately $147.4 million of our $303.4 million of net cash provided by operating activities in 2015 was generated in the United States, and approximately $118.6 million of our $290.2 million of net cash provided by operating activities in 2014 was generated in the United States. Of our $338.4 million of cash and cash equivalents at December 31, 2015, $316.0 million was held at foreign subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to cash payment of additional United States income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes required to be paid, which could be significant, and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expense because taxes have been provided for on unremitted foreign earnings that we do not consider permanently reinvested.
We have not experienced significant payment defaults by our customers and we have sufficient lending commitments in place to enable us to fund our anticipated operating needs. However, as discussed above in "Global Economic Conditions", although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly with respect to customers in Europe. As of December 31, 2015 and 2014, our net receivables from publicly funded hospitals in Italy, Spain, Portugal and Greece were $37.4 million and $46.9 million, respectively. For the years ended December 31, 2015, 2014 and 2013, net revenues from customers in these countries were approximately 7%, 8% and 8%, respectively, of total net revenues, and average days that current and long-term accounts receivable were outstanding were 204, 223 and 260 days, respectively. As of December 31, 2015 and 2014, net current and long-term accounts receivable from these countries were approximately 24% and 27%, respectively, of our consolidated net current and long-term accounts receivable. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2016 and future years. See "Critical Accounting Policies and Estimates" below for additional information regarding the critical accounting estimates related to our accounts receivable.
The aggregate total fair value of consideration for the acquisitions we made in 2015 and 2014 was $96.5 million and $66.3 million, respectively. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our acquisitions.
During 2015, we prepaid the $250 million aggregate principal outstanding on our 6.875% Senior Subordinated Notes due 2019 (the "2019 Notes"), but increased the outstanding borrowings under our revolving credit facility and securitization program by $196 million and $38.6 million, respectively. During 2014, we issued $250 million of 5.25%

Senior Notes due 2024 (the "2024 Notes"), and used the $245.0 million net proceeds of the sale of the 2024 Notes to repay borrowings under our senior credit facility. We pay interest on the 2024 Notes semi-annually on June 15 and December 15, at a rate of 5.25% per year. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our borrowings.
We have no scheduled principal payments under our borrowings until 2017. We anticipate our aggregate domestic interest payments on our borrowings for 2016 will approximate $39.3 million. We plan to utilize cash from operations, generated from both in and outside of the United States, and our revolving credit facility to meet quarterly debt service or other requirements.
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") are classified as a current liability because a conversion event related to the achievement of a specified market price threshold with respect to our common stock has occurred and is continuing.
We may at any time, from time to time, repurchase our outstanding debt securities in open market purchases or by tender at any price or in privately negotiated transactions, exchange transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and may be commenced or suspended at any time.
See "Financing Arrangements" below for further information relating to our debt obligations, including the Convertible Notes.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Cash flows from continuing operations provided by (used in):
Operating activities	$303.4	$290.2	$231.3
Investing activities	(154.8)	(108.1)	(372.6)
Financing activities	(85.6)	(287.7)	231.2
Cash flows used in discontinued operations	(2.6)	(3.7)	(3.3)
Effect of exchange rate changes on cash and cash equivalents	(25.3)	(19.4)	8.3
Increase (decrease) in cash and cash equivalents	$35.1	$(128.7)	$94.9
Comparison of 2015 and 2014

Cash Flow from Operating Activities

Net cash provided by operating activities from continuing operations was $303.4 million during 2015 compared to $290.2 million during 2014. The $13.2 million increase is primarily due to improved operating results partially offset by an increase in contributions to pension plans of $3.3 million, an increase in income tax payments, net of refunds, of $3.2 million, an increase in payments associated with restructuring programs and other unfavorable working capital items.
The net cash outflow from the other working capital items is primarily the result of cash outflows for inventories and accounts payable and accrued expenses partially offset by a cash inflow for accounts receivable. The net cash outflow for the purchase of inventories was $8.4 million in 2015 as compared to a $15.5 million net cash outflow in 2014. The reduction in the cash outflow is primarily due to service level improvements and the consolidation of distribution facilities associated with restructuring initiatives as well as fewer inventory builds in support of distributor to direct conversions. The accounts payable and accrued expenses net cash outflow was $0.1 million in 2015 as compared to cash outflow of $9.8 million in 2014. The decrease in the cash outflow is primarily a result of the timing of vendor and employee related benefit payments as well as a $4.0 million decrease in interest payments year-over-year. The net cash inflow for accounts receivable was $0.4 million during 2015 as compared to a cash inflow of $9.4 million in 2014, which was primarily the result of increased collections in the EMEA region in 2014.
Cash Flow from Investing Activities

Net cash used in investing activities from continuing operations was $154.8 million during 2015, primarily due to net payments of $93.8 million for the businesses acquired in 2015, which included Nostix, LLC, a developer of catheter tip confirmation systems, Truphatek Holdings Limited and Atsina Surgical, LLC, a developer of surgical clips, among others, and capital expenditures of $61.4 million.

Cash Flow from Financing Activities

Net cash used in financing activities from continuing operations was $85.6 million during 2015, primarily resulting from repayments of outstanding debt totaling $303.8 million, including the redemption of the entire $250 million outstanding principal amount of the 2019 Notes and the repayment of $50 million and $3.5 million under our revolving credit facility and accounts receivable securitization facility, respectively. Additionally, we paid $56.5 million in dividends and $8.0 million in contingent consideration related to our acquisition of Mini-Lap Technologies, Inc. We also incurred $9.0 million of debt extinguishment, issuance and amendment fees, primarily as a result of a make whole payment in connection with the redemption of the 2019 Notes. These cash outflows were partially offset by $288.1 million of proceeds from borrowings, including $246.0 million of borrowings under our revolving credit facility and $42.1 million of borrowings under our accounts receivable securitization facility. In addition, we realized net cash inflows of $5.0 million from share-based compensation activity, which included proceeds from the exercise and vesting of share-based awards under our stock compensation plans and the related tax benefits, partially offset by tax withholdings that we remitted on behalf of employees who have elected to have shares withheld by us to satisfy their minimum tax withholding obligations arising from the exercise and vesting of their share-based awards.
Comparison of 2014 to 2013

Cash Flow from Operating Activities

Net cash provided by operating activities from continuing operations was $290.2 million during 2014 compared to $231.3 million during 2013. The $58.9 million increase is primarily due to improved operating results and favorable net changes in working capital items, principally reflecting changes in accounts receivable, accounts payable and accrued expenses and prepaid expenses and other current assets, as well as an $8.0 million decrease in contributions to domestic pension plans. Accounts receivable decreased $9.4 million during 2014 as compared to a $1.3 million increase during 2013, primarily due to increased collections from the Spanish and Portuguese government and Spanish regional health authorities in 2014 and increased collections in Italy and Greece due to government financing. Additionally, there was an overall improvement in days receivables outstanding in 2014. Accounts payable and accrued expenses increased $9.8 million in 2014 compared to an increase of $2.0 million in 2013, primarily due to timing of vendor and employee related benefit payments and increased compensation accruals in 2014. Prepaid expenses and other current assets decreased $1.4 million in 2014 compared to an increase of $5.9 million in 2013 due to timing of payments of and reductions in insurance premiums as well as fewer insurance deposits and maintenance contract payments in 2014.
The factors contributing to the increase in net cash flow from operating activities discussed above were partially offset by increased inventories of $15.5 million during 2014 as compared to an increase of $8.9 million in 2013, primarily due to increased inventory purchases to support sales growth internationally and our distributor-to-direct sales conversions in several countries, and an $8.9 million increase in tax payments, net of refunds, in 2014 as compared to 2013, primarily due to timing of tax payments and improved operating results.

Cash Flow from Investing Activities
Net cash used in investing activities from continuing operations was $108.1 million during 2014, reflecting net payments for businesses acquired of $45.8 million and capital expenditures of $67.6 million. The net payments for businesses acquired include the acquisition of Mayo Healthcare and the assets of Mini-Lap Technologies, Inc. These payments were partly offset by $5.3 million in proceeds related to the sale of certain assets that were held for sale.

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
Financing Arrangements

The following table provides our net debt to total capital ratio:

	2015	2014
	(Dollars in millions)
Net debt includes:
Current borrowings	$419.9	$368.4
Long-term borrowings	646.0	700.0
Unamortized debt discount	23.0	36.2
Total debt	1,088.9	1,104.6
Less: Cash and cash equivalents	338.4	303.2
Net debt	$750.5	$801.4
Total capital includes:
Net debt	$750.5	$801.4
Common shareholders’ equity	2,009.3	1,911.3
Total capital	$2,759.8	$2,712.7
Percent of net debt to total capital	27.2%	29.5%

Fixed rate borrowings comprised 59.7% and 81.5% of total borrowings at December 31, 2015 and 2014, respectively. The reduction in fixed rate borrowings as of December 31, 2015 compared to the prior year is primarily due to our redemption of the 2019 Notes and the increase in variable rate borrowings under our senior credit facility.
Our senior credit agreement, which relates to our $850 million revolving credit facility, contains covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement and, during the six month period prior to the maturity of our Convertible Notes, a minimum liquidity of $400.0 million. At December 31, 2015, our consolidated leverage ratio was 2.43:1 and our interest coverage ratio was 9.77:1, both of which are in compliance with the limits described in the preceding sentence. The obligations under the senior credit agreement are guaranteed (subject to certain exceptions) by substantially all of the material domestic subsidiaries of the Company and (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by the Company and each guarantor.
At December 31, 2015, we had $396.0 million in borrowings outstanding and approximately $3.8 million in outstanding standby letters of credit under our $850 million revolving credit facility. This facility is used principally for working capital needs and, at certain times, to help fund acquisitions. The availability of loans under our revolving credit facility is dependent upon our ability to maintain our financial condition and our continued compliance with the covenants contained in our senior credit agreement. Moreover, additional borrowings would be prohibited if a Material Adverse Effect (as defined in the senior credit agreement) were to occur. Notwithstanding these restrictions, we believe our revolving credit facility provides us with significant flexibility to meet our foreseeable working capital needs.  At our current level of EBITDA (as defined in the senior credit agreement) for the year ended December 31, 2015, we would have been permitted $681.7 million of additional debt beyond the levels outstanding at December 31, 2015. Moreover, additional capacity would be available if borrowed funds were used to acquire a business or businesses through the purchase of assets or controlling equity interests so long as the aforementioned leverage and interest coverage ratios are met after calculating EBITDA on a proforma basis to give effect to the acquisition.
As of December 31, 2015, the outstanding principal of the 2024 Notes was $250.0 million. The indenture governing the 2024 Notes contains covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, and pay dividends on, repurchase or make distributions in respect of capital stock, subject to specified conditions. The obligations under the 2024 Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under our senior credit agreement and by certain of our other 100% owned domestic subsidiaries.

As of December 31, 2015, we were in compliance with all of the terms of our senior credit agreement and our 2024 Notes.

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

Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. The following table illustrates how changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

Market Price Per Share	Shares Issuable Upon Conversion of Convertible Notes	Shares Issuable Upon Exercise of Warrants	Total Treasury Stock Method Incremental Shares(1)	Shares Deliverable to Teleflex upon Settlement of the Hedge Agreements	Incremental Shares Issuable upon Concurrent Conversion of Convertible Notes, Exercise of Warrants and Settlement of the Hedge Agreements
	(Shares in thousands)
$70	809	—	809	(809)	—
$85	1,817	795	2,612	(1,817)	795
$100	2,523	1,654	4,177	(2,523)	1,654
$115	3,045	2,289	5,334	(3,045)	2,289
$130	3,446	2,778	6,224	(3,446)	2,778
$145	3,765	3,165	6,930	(3,765)	3,165
$160	4,023	3,480	7,503	(4,023)	3,480

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

Our Convertible Notes are convertible under certain circumstances, including in any fiscal quarter following an immediately preceding fiscal quarter in which the last reported sales price of our common stock for at least 20 days during a period of 30 consecutive trading days ending on the last day of such preceding fiscal quarter exceeds 130% of the conversion price of the Convertible Notes (approximately $79.72). Since the fourth quarter of 2013 and in all subsequent periods through December 31, 2015, the last reported sale price of our common stock exceeded the 130% threshold described above and, accordingly, the Convertible Notes are classified as a current liability as of December 31, 2015 and 2014. The determination of whether or not the Convertible Notes are convertible under such circumstances is made each quarter until their maturity, conversion or repurchase.  Consequently, the Convertible Notes may not be convertible in one or more future quarters if the common stock price-based conversion contingency is not satisfied in such quarters, in which case the Convertible Notes would again be classified as long-term debt unless another conversion event set forth in the Convertible Notes occurs. As of February 15, 2016, we have received conversion notices with respect to approximately $44.7 million in aggregate principal amount of the Convertible Notes. We have elected a net settlement method to satisfy our conversion obligation, under which we will settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of cash on hand and amounts available under our credit facility, our use of these funds could adversely affect our results of operations and liquidity.  The classification of the Convertible Notes as a current liability had no impact on the financial covenants under our debt agreements.

In addition, we have an accounts receivable securitization facility under which we sell a security interest in domestic accounts receivable for consideration of up to $50.0 million to a commercial paper conduit. As of December 31, 2015, the maximum amount available for borrowing under this facility was $6.7 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2015, we were in compliance with the covenants and none of the termination events had occurred. As of December 31, 2015 and 2014, we had $43.3 million and $4.7 million, respectively, of outstanding borrowings under our accounts receivable securitization facility.

For additional information regarding our indebtedness, see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
Contractual obligations at December 31, 2015 are as follows:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
		(Dollars in thousands)
Total borrowings(1)	$1,088,941	$442,941	$396,000	$—	$250,000
Interest obligations(2)	161,751	39,279	50,831	26,250	45,391
Operating lease obligations	120,106	30,191	45,385	31,020	13,510
Minimum purchase obligations(3)	1,070	979	88	3
Pension and other postretirement benefits	37,102	5,705	6,672	6,843	17,882
Total contractual obligations	$1,408,970	$519,095	$498,976	$64,116	$326,783

(1)
The Convertible Notes, which mature in 2017, are included in payments due in less than one year because our stock price has exceeded the amount specified to enable conversion, as described in more detail in the “Financing Arrangements” section above. Total borrowings also include $43.3 million under our securitization program.  See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional details regarding this program.

(2)	Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2015.

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

We recorded a noncurrent liability for uncertain tax positions of $40.4 million and $50.9 million as of December 31, 2015 and 2014, respectively. Due to uncertainties regarding the ultimate resolution of ongoing or future tax examinations, we are not able to reasonably estimate the amount of any income tax payments that will be required to settle uncertain income tax positions or the periods in which any such payments will be made and as a result, these amounts are excluded from the contractual obligations table above.
We recorded contingent consideration liabilities of $20.8 million and $33.4 million as of December 31, 2015 and 2014, respectively, of which, $7.3 million and $11.3 million as of December 31, 2015 and 2014, respectively, were recorded as the current portion of contingent consideration. Due to uncertainty regarding the timing and amount of future payments related to these liabilities, these amounts are excluded from the contractual obligations table above.
In 2015, cash contributions to all of our defined benefit pension plans were $12.8 million, and we estimate the amount of required cash contributions in 2016 will be approximately $2.4 million. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2016 and as a result, these contributions are excluded from contractual obligations table shown above.

See Notes 10, 13 and 14 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Critical Accounting Policies and Estimates

The following discussion supplements the description of our accounting policies contained in Note 1 to the consolidated financial statements in this Annual Report on Form 10-K. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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
An allowance for doubtful accounts is maintained for accounts receivable based on the expected collectability of the accounts receivable, considering our historical collection experience with respect to the customer, length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was $8.0 million and $8.8 million at December 31, 2015 and 2014, respectively, which constituted 2.9% of gross accounts receivable at December 31, 2015 and 2014.
In light of the volatility in global economic markets in recent years, we have measures in place within countries where we have collectability concerns to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts.  Such measures include, monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer issues.  In addition, with respect to certain of our non-government customers, we have measures designed to reduce our risk exposures, including reducing credit limits and requiring that payments accompany orders.  With respect to government customers, we evaluate receivables for potential collection risks associated with any limitations on the availability of government funding and reimbursement practices.  Some of our customers, particularly in Europe, have extended or delayed payments for products and services already provided resulting in collectability concerns regarding our accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal. If the financial condition of these customers or the healthcare systems in these countries deteriorate to the extent that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods.
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

Distributor Rebates

We offer rebates to certain distributors and record a reserve with respect to the estimated amount of the rebates as a reduction of revenues at the time of sale. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record the adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. The reserve for estimated rebates was $11.1 million and $10.4 million at December 31, 2015 and 2014, respectively. We expect amounts subject to the reserve as of December 31, 2015 to be paid within 90 days subsequent to year-end.

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
The adequacy of this reserve is reviewed each reporting period and adjusted as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information in estimating future usage.
Our inventory reserve was $36.5 million and $33.9 million at December 31, 2015 and 2014, respectively, which represents 10.0% and 9.2% of gross inventories at those respective dates.

Accounting for Long-Lived Assets

We assess the remaining useful life and recoverability of long-lived assets whenever events or circumstances, which we refer to as "triggering events," indicate the carrying value of an asset may not be recoverable. Triggering events include a current expectation that, more likely than not, the asset will be sold or disposed of significantly before the end of its useful life or an adverse change will occur in the business employing the related assets. Significant judgments in this area involve determining whether a triggering event has occurred and determining the appropriate asset group requiring evaluation. The recoverability evaluation is based on various analyses, including undiscounted cash flow projections, which involves significant management judgment. Any impairment loss, if indicated, equals the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Accounting for Goodwill and Other Intangible Assets

Intangible assets include indefinite-lived assets (such as goodwill, certain trade names or brands and in-process research and development), as well as finite-lived intangibles (such as trade names or brands that do not have indefinite lives, customer relationships and intellectual property). The costs of finite-lived intangibles are amortized to expense over their estimated life. Determining the useful life of an intangible asset requires considerable judgment as different types of intangible assets will have different useful lives. Goodwill and other indefinite-lived intangible assets, primarily certain trade names and trademarks, are not amortized; we test these assets annually for impairment during the fourth quarter, using the first day of the quarter as the measurement date, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate an impairment may have occurred. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.
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
Goodwill

Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below that operating segment. We have a total of ten reporting units, nine of which have goodwill. In applying the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step quantitative impairment test, described below. Alternatively, we may proceed directly to testing goodwill for impairment through the two-step impairment test without conducting the qualitative analysis. In the fourth quarter 2015, we performed a qualitative assessment on six of our reporting units and determined, based on our assessment that the fair value of each reporting unit was more likely than not higher than its carrying value and, therefore, concluded that goodwill was not impaired. For the three remaining reporting units with goodwill, we elected to forgo the qualitative assessment and test each of those reporting units through the two-step quantitative impairment test.
The first step of the two-step impairment test is to quantitatively compare the fair value of a reporting unit, including goodwill, with its carrying value. In performing the first step, we calculate the fair value of the reporting unit using equal weighting of two methods; one which estimates the discounted cash flows (DCF) of the reporting unit based on projected earnings in the future (the Income Approach) and one which is based on sales of similar businesses to those of the reporting unit in actual transactions (the Market Approach).  If the fair value of the reporting unit exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount by which the carrying value of goodwill exceeds its implied fair value, which we determine in the second step of the two-step test. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially.
Determining fair value requires the exercise of significant judgment. The more significant judgments and assumptions used in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) discount rates that are used to discount future cash flows to their present values, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs.  The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2015 as compared to the valuations of our reporting units in 2014. The DCF analysis utilized in the fourth quarter of 2015 impairment test was performed over a ten year time horizon for each reporting unit. The discount rate was 10.0% for all reporting units. A perpetual growth rate of 2.5% was assumed for all reporting units.

Our expected future growth rates estimated for purposes of the goodwill impairment test are based on our estimates of future sales, operating income and cash flow and are consistent with our internal budgets and business plans, which reflect a modest amount of core revenue growth coupled with the successful launch of new products each year; the effect of these growth indicators more than offset volume losses from products that are expected to reach the end of their life cycle. Under the Income Approach, changes in assumptions could cause a reporting unit's carrying value to exceed its fair value. While we believe the assumed growth rates of sales and cash flows are reasonable, the possibility remains that the revenue growth of a reporting unit may not be as high as expected, and, as a result, the estimated fair value of that reporting unit may decline. In this regard, if our strategy and new products are not successful and we do not achieve anticipated core revenue growth in the future with respect to a reporting unit, the goodwill in the reporting unit may become impaired and, in such case, we may incur material impairment charges.
No impairment was recorded as a result of the annual goodwill impairment testing performed during the fourth quarter 2015.

Other Intangible Assets

Intangible assets are assets acquired that lack physical substance and that meet the specified criteria for recognition apart from goodwill. Intangible assets we obtained through acquisitions are comprised mainly of intellectual property, customer relationships, trade names and IPR&D. Management tests indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate that an impairment may have occurred. Similar to the goodwill impairment test process, we may assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, we then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible asset to its carrying amount. Alternatively, we may elect to forgo the qualitative analysis and proceed directly to testing the indefinite-lived intangible asset for impairment through the quantitative impairment test. In the fourth quarter 2015, we performed a qualitative assessment on two of our indefinite lived assets and determined that their fair values were more likely than not higher than their carrying values. For the remaining three indefinite-lived intangible assets, we elected to test impairment through the quantitative method.
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
The fair value of IPR&D is estimated using a multi-period excess earnings model, which is a form of the income approach. This model estimates fair value by using estimated cash flows to be derived from this technology. The estimated cash flows are generated from a collection of assets, including IPR&D, but also including working capital, fixed assets and other assets. Therefore, the estimated cash flows generated by these other assets are deducted, and the remaining amount (the “excess earnings”) are allocated to IPR&D. Key management judgments include making assumptions about the expected timing to complete the project, future cash flows based on growth rates of revenue and expense, expectations of erosion rates as a result of future replacement technology, discount rates and working capital needs.
Discount rates and perpetual growth rates utilized in the impairment test of the trade names during the fourth quarter 2015 are comparable to the rates utilized in the impairment test of goodwill. The compound annual growth rate in revenues projected to be generated from the trade names ranged from 4% to 5% and a royalty rate of 4% was assumed. The discount rate used to determine fair value of IPR&D was 16.5%. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated from the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar trade names are being licensed in the marketplace.

No impairment was recorded as a result of the annual indefinite-lived intangibles impairment testing performed during the fourth quarter 2015. For further details on the assessment of recoverability of finite-lived intangible assets see "Accounting for Long-Lived Assets" above.

In May 2012, we acquired Semprus BioSciences, a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications. As previously disclosed, we experienced difficulties with respect to the development of the Semprus technology and were devoting further research and testing towards attempting to resolve the issue. As a result of these efforts, we believe we have resolved the issue and are focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of this technology. Despite this progress, significant challenges to commercialization of the Semprus technology remain, and we ultimately may find it necessary to recognize future impairment charges with respect to the related assets, which could be material. As of December 31, 2015, we have recorded IPR&D intangible assets of $41.0 million related to Semprus.

Accounting for Pensions and Other Postretirement Benefits

We provide a range of benefits to eligible employees and retired employees, including pensions and postretirement healthcare benefits. Several statistical and other factors that are designed to project future events are used in calculating the expense and liability related to these plans. These factors include actuarial assumptions about discount rates, expected rates of return on plan assets, compensation increases, turnover rates and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity of plan expenses and benefit obligations to changes in the weighted average assumptions:

	Assumed Discount Rate		Expected Return on Plan Assets	Assumed Healthcare Trend Rate
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Change	1.0% Increase	1.0% Decrease
		(Dollars in millions)
Net periodic pension and postretirement healthcare expense	$(0.4)	$0.4	$1.6	$0.2	$(0.2)
Projected benefit obligation	$(29.5)	$32.8	N/A	$3.8	$(3.3)

Effective December 31, 2015, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for its pension and other postretirement benefits to provide a more precise estimate. Based on the spot rates that comprise the yield curve as of December 31, 2015, the change in method is expected to result in a decrease in the service and interest cost components for 2016 when compared to the estimates determined using the prior methodology.

For additional information on assumptions pertaining to pension and other postretirement benefit plans, refer to Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

Share-based Compensation

We estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account highly subjective and complex assumptions with respect to expected life of options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted represents the period of time that options are expected to be outstanding, which is derived from the vesting period of the award, as well as historical exercise behavior. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Share based compensation expense for 2015, 2014 and 2013 was $14.5 million, $12.2 million and $11.9 million, respectively.

 Accounting for Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. The fair value of the contingent consideration is calculated based on a probability-weighted discounted cash flow analysis. We remeasure this liability each reporting period and record the change in the liability's fair value in our consolidated statement of income. An increase or decrease in the fair value can result from changes in the discount rate, timing, estimated probability of achievement of the specified objectives and revenue estimates, among other factors. As of December 31, 2015, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $7.0 million and $43.8 million. As of December 31, 2015 and 2014, we accrued $20.8 million and $33.4 million of contingent consideration, respectively. For the years ended December 31, 2015, 2014 and 2013 we recorded reductions to contingent consideration of $4.4 million, $8.2 million and $12.3 million, respectively, resulting from changes in estimated probabilities associated with certain regulatory and sales milestones.

Accounting for Income Taxes

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international jurisdictions, resulting at times in tax audits, disputes with tax authorities and potential litigation, the outcome of which is uncertain. Management must make judgments about such uncertainties and determine estimates of our tax assets and liabilities. Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates, which we expect will apply to taxable income in the years in which differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases are recovered or settled. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards and carrybacks, final United States and foreign tax settlements, changes in tax law, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.
In assessing the realizability of our deferred tax assets, we evaluate all positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.
The valuation allowance for deferred tax assets of $103.5 million and $99.1 million at December 31, 2015 and 2014, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate an adjustment. We are currently under examination by the Austrian, Canadian, German and United States tax authorities with respect to our income tax returns for those countries for various tax years. The ultimate outcomes of the examinations could result in increases or decreases to our recorded tax liabilities, which would affect our financial results.
See Note 13 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.

New Accounting Standards

See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recently issued accounting standards, including estimated effects, if any, of the adoption of those standards on our consolidated financial statements.

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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the amortization and related interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on December 31, 2015 were determined using a base rate of the one-month LIBOR rate plus the applicable spread.

	Year of Maturity
	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in thousands)
Fixed rate debt(1)	$399,641	$—	$—	$—	$—	$250,000	$649,641
Average interest rate	3.875%	—%	—%	—%	—%	5.250%	4.404%
Variable rate debt	$43,300	$—	$396,000	$—	$—	$—	$439,300
Average interest rate	1.180%	—%	2.174%	—%	—%	—%	2.076%

(1)
The Convertible Notes, which mature in 2017, are shown as maturing in 2016 because our stock price has exceeded the amount specified to enable conversion. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional details regarding the Convertible Notes.

A change of 1.0% in variable interest rates would increase or decrease annual interest expense by approximately $2.8 million based on our outstanding debt as of December 31, 2015.
Foreign Currency Risk
We are exposed to currency fluctuations in connection with transactions, as well as monetary assets and liabilities, denominated in currencies other than the functional currencies of certain subsidiaries. We enter into forward contracts with several major financial institutions to hedge the risk associated with these exposures, which are primarily contracts to buy or sell a foreign currency against the U.S. dollar or the euro. The contracts entered into to hedge transactions denominated in non-functional currencies are designated as cash flow hedges. The contracts to hedge monetary asset and liabilities denominated in non-functional currencies are not designated as cash flow, fair value or net investment hedges.
The following table provides information regarding our open foreign currency forward contracts at December 31, 2015, which mature during 2016. As of December 31, 2015, the total notional amount for the designated and non-designated contracts, expressed in U.S. dollars, is $49.5 million and $69.1 million, respectively. Forward contract notional amounts presented below are expressed in the stated currencies.

Forward Currency Contracts:

	Buy/(Sell)
	(in thousands)
	Designated	Non-designated
Australian dollar	(1,125)	(8,550)
British pound	(3,005)	(2,463)
Canadian dollar	—	(3,186)
Chinese renminbi	(65,660)	(87,427)
Czech koruna	170,145	72,527
Euro	(492)	49,496
Japanese yen	—	(2,196,652)
Korean won	—	(3,008,613)
Malaysian ringgit	27,513	9,715
Mexican peso	183,335	(4,304)
Singapore dollar	5,145	—
South African rand	(25,625)	(40,193)
Swiss franc	(1,455)	—
United States dollar	(9,177)	(10,335)

We had no open forward contracts as of December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
For the information required by this Item 10, other than information with respect to our Executive Officers contained at the end of Part I, Item 1 of this report, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2016 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2016 Annual Meeting will be filed within 120 days of the close of our year.
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report.

ITEM 11.	EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2016 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2016 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2015 regarding our equity plans :

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,442,912	$86.98	4,446,967

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2016 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2016 Annual Meeting, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements:
The Index to Consolidated Financial Statements and Schedule is set forth on page F-1 of this Annual Report on Form 10-K.

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

By:	/s/ Thomas E. Powell
Thomas E. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ George Babich, Jr.	By:	/s/ Jeffrey A. Graves
	George Babich, Jr. Director		Jeffrey A. Graves Director
By:	/s/ Patricia C. Barron	By:	/s/ Dr. Stephen K. Klasko
	Patricia C. Barron Director		Dr. Stephen K. Klasko Director
By:	/s/ William R. Cook	By:	/s/ Stuart A. Randle
	William R. Cook Director		Stuart A. Randle Director
By:	/s/ Candace H. Duncan	By:	/s/ Benson F. Smith
	Candace H. Duncan Director		Benson F. Smith Chairman, President, Chief Executive Officer & Director (Principal Executive Officer)
By:	/s/ W. Kim Foster
W. Kim Foster Director

Dated: February 25, 2016

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts	63

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Teleflex Incorporated and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Benson F. Smith	/s/ Thomas E. Powell
Benson F. Smith Chairman, President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Teleflex Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Teleflex Incorporated at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 and 2014 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2016

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars and shares in thousands, except per share)
Net revenues	$1,809,690	$1,839,832	$1,696,271
Cost of goods sold	865,287	897,404	857,326
Gross profit	944,403	942,428	838,945
Selling, general and administrative expenses	568,982	578,657	502,187
Research and development expenses	52,119	61,040	65,045
Restructuring and other impairment charges	7,819	17,869	38,452
Gain on sale of assets	(408)	—	—
Income from continuing operations before interest, loss on extinguishment of debt and taxes	315,891	284,862	233,261
Interest expense	61,323	65,458	56,905
Interest income	(532)	(706)	(624)
Loss on extinguishment of debt	10,454	—	1,250
Income from continuing operations before taxes	244,646	220,110	175,730
Taxes on income from continuing operations	7,838	28,650	23,547
Income from continuing operations	236,808	191,460	152,183
Operating loss from discontinued operations	(1,730)	(3,407)	(2,205)
Tax (benefit) on loss from discontinued operations	(10,635)	(698)	(1,770)
Gain (loss) on discontinued operations	8,905	(2,709)	(435)
Net income	245,713	188,751	151,748
Less: Income from continuing operations attributable to noncontrolling interest	850	1,072	867
Net income attributable to common shareholders	$244,863	$187,679	$150,881
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$5.68	$4.60	$3.68
Income (loss) on discontinued operations	0.21	(0.06)	(0.01)
Net income	$5.89	$4.54	$3.67
Diluted:
Income from continuing operations	$4.91	$4.10	$3.46
Income (loss) on discontinued operations	0.19	(0.06)	(0.01)
Net income	$5.10	$4.04	$3.45
Dividends per share	$1.36	$1.36	$1.36
Weighted average common shares outstanding:
Basic	41,558	41,366	41,105
Diluted	48,058	46,470	43,693
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$235,958	$190,388	$151,316
Income (loss) from discontinued operations, net of tax	8,905	(2,709)	(435)
Net income	$244,863	$187,679	$150,881
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$245,713	$188,751	$151,748
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation continuing operations adjustments, net of tax of $24,150, $24,818 and $(8,086), respectively	(110,671)	(105,410)	(9,637)
Foreign currency translation, net of tax	(110,671)	(105,410)	(9,637)
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $9 and $9 in 2014 and 2013, respectively	—	(12)	(12)
Transition obligation recognized in net periodic cost, net of tax of $(2) in 2013	—	—	3
Unamortized (loss) gain arising during the period, net of tax of $1,469, $26,624 and $(14,638), respectively	(2,137)	(48,245)	25,641
Net loss recognized in net periodic cost, net of tax of $(2,242), $(1,544) and $(2,446), respectively	4,133	2,841	4,765
Foreign currency translation, net of tax of $(316), $(265) and $(66), respectively	861	709	(177)
Pension and other postretirement benefits plans adjustment, net of tax	2,857	(44,707)	30,220
Derivatives qualifying as hedges:
Unrealized gain (loss) on derivatives arising during the period, net of tax $379, $(111) and $(265), respectively	(2,974)	594	(549)
Reclassification adjustment on derivatives included in net income, net of tax of $(196), $111 and $46, respectively	483	(594)	930
Derivatives qualifying as hedges, net of tax	(2,491)	—	381
Other comprehensive (loss) income, net of tax	(110,305)	(150,117)	20,964
Comprehensive income	135,408	38,634	172,712
Less: comprehensive income attributable to noncontrolling interest	774	995	638
Comprehensive income attributable to common shareholders	$134,634	$37,639	$172,074

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars, except per share amounts, and shares in thousands)
ASSETS
Current assets
Cash and cash equivalents	$338,366	$303,236
Accounts receivable, net	262,416	273,704
Inventories, net	330,275	335,593
Prepaid expenses and other current assets	37,507	35,697
Prepaid taxes	30,895	40,256
Assets held for sale	6,972	7,422
Total current assets	1,006,431	995,908
Property, plant and equipment, net	316,123	317,435
Goodwill	1,295,852	1,323,553
Intangibles assets, net	1,199,975	1,216,720
Investments in affiliates	152	1,150
Deferred tax assets	2,341	4,011
Other assets	57,642	64,010
Total assets	$3,878,516	$3,922,787
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$419,942	$368,401
Accounts payable	66,305	64,100
Accrued expenses	64,017	72,383
Current portion of contingent consideration	7,291	11,276
Payroll and benefit-related liabilities	84,658	85,442
Accrued interest	7,480	9,169
Income taxes payable	8,059	13,768
Other current liabilities	8,960	8,230
Total current liabilities	666,712	632,769
Long-term borrowings	646,000	700,000
Deferred tax liabilities	315,983	399,203
Pension and postretirement benefit liabilities	149,441	167,241
Noncurrent liability for uncertain tax positions	40,400	50,884
Other liabilities	48,887	58,991
Total liabilities	1,867,423	2,009,088
Commitments and contingencies (See Note 15)
Common shareholders’ equity
Common shares, $1 par value Issued: 2015 — 43,517 shares; 2014 — 43,420 shares	43,517	43,420
Additional paid-in capital	440,127	422,394
Retained earnings	2,016,176	1,827,845
Accumulated other comprehensive loss	(371,124)	(260,895)
	2,128,696	2,032,764
Less: Treasury stock, at cost	119,424	121,455
Total common shareholders’ equity	2,009,272	1,911,309
Noncontrolling interest	1,821	2,390
Total equity	2,011,093	1,913,699
Total liabilities and equity	$3,878,516	$3,922,787
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$245,713	$188,751	$151,748
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(8,905)	2,709	435
Depreciation expense	46,013	50,207	42,368
Amortization expense of intangible assets	62,380	60,926	50,608
Amortization expense of deferred financing costs and debt discount	16,941	15,897	14,959
Loss on extinguishment of debt	10,454	—	1,250
Changes in contingent consideration	(4,576)	(7,418)	(12,642)
Impairment of long-lived assets	—	—	3,460
Stock-based compensation	14,467	12,227	11,871
Net gain on sales of businesses and assets	(408)	—	—
Deferred income taxes, net	(54,413)	(14,153)	(10,182)
Other	(20,775)	(8,968)	(1,319)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	398	9,394	(1,294)
Inventories	(8,371)	(15,531)	(8,931)
Prepaid expenses and other current assets	(3,027)	1,422	(5,926)
Accounts payable and accrued expenses	(117)	9,818	2,001
Income taxes receivable and payable, net	7,672	(15,040)	(7,107)
Net cash provided by operating activities from continuing operations	303,446	290,241	231,299
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(61,448)	(67,571)	(63,580)
Payments for businesses and intangibles acquired, net of cash acquired	(93,808)	(45,777)	(309,008)
Proceeds from sales of businesses and assets	408	5,251	—
Investments in affiliates	—	(40)	(50)
Net cash used in investing activities from continuing operations	(154,848)	(108,137)	(372,638)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	288,100	250,000	680,000
Reduction in borrowings	(303,757)	(480,102)	(375,000)
Debt extinguishment, issuance and amendment fees	(9,017)	(4,494)	(6,400)
Proceeds from share based compensation plans and the related tax impacts	4,994	4,245	6,181
Payments to noncontrolling interest shareholders	(1,343)	(1,094)	(736)
Payments for contingent consideration	(8,028)	—	(16,958)
Dividends	(56,532)	(56,258)	(55,917)
Net cash (used in) provided by financing activities from continuing operations	(85,583)	(287,703)	231,170
Cash flows from discontinued operations:
Net cash used in operating activities	(2,636)	(3,676)	(3,327)
Net cash used in discontinued operations	(2,636)	(3,676)	(3,327)
Effect of exchange rate changes on cash and cash equivalents	(25,249)	(19,473)	8,441
Net increase (decrease) in cash and cash equivalents	35,130	(128,748)	94,945
Cash and cash equivalents at the beginning of the year	303,236	431,984	337,039
Cash and cash equivalents at the end of the year	$338,366	$303,236	$431,984
Supplemental Cash Flow Information:
Cash interest paid	$45,973	$49,797	$43,581
Income taxes paid, net of refunds	$56,079	$52,869	$43,975

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2012	43,102	$43,102	$394,384	$1,601,460	$(132,048)	2,130	$(127,948)	$2,587	$1,781,537
Net income				150,881				867	151,748
Cash dividends ($1.36 per share)				(55,917)					(55,917)
Other comprehensive income					21,193			(229)	20,964
Distributions to noncontrolling interest shareholders								(736)	(736)
Shares issued under compensation plans	141	141	14,963			(65)	3,270		18,374
Deferred compensation			(9)			(1)	55		46
Balance at December 31, 2013	43,243	43,243	409,338	1,696,424	(110,855)	2,064	(124,623)	2,489	1,916,016
Net income				187,679				1,072	188,751
Cash dividends ($1.36 per share)				(56,258)					(56,258)
Other comprehensive loss					(150,040)			(77)	(150,117)
Distributions to noncontrolling interest shareholders								(1,094)	(1,094)
Settlement of convertible notes			(42)			(1)	43		1
Settlement of note hedges associated with convertible notes			79			1	(77)		2
Shares issued under compensation plans	177	177	13,019			(81)	3,081		16,277
Deferred compensation						(2)	121		121
Balance at December 31, 2014	43,420	43,420	422,394	1,827,845	(260,895)	1,981	(121,455)	2,390	1,913,699
Net income				244,863				850	245,713
Cash dividends ($1.36 per share)				(56,532)					(56,532)
Other comprehensive loss					(110,229)			(76)	(110,305)
Distributions to noncontrolling interest shareholders								(1,343)	(1,343)
Settlement of convertible notes			(128)			(2)	133		5
Settlement of note hedges associated with convertible notes			270			2	(269)		1
Shares issued under compensation plans	97	97	17,591			(70)	2,094		19,782
Deferred compensation						(3)	73		73
Balance at December 31, 2015	43,517	$43,517	$440,127	$2,016,176	$(371,124)	1,908	$(119,424)	$1,821	$2,011,093

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of significant accounting policies
Consolidation: The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (the “Company”). Intercompany transactions are eliminated in consolidation. Investments in affiliates over which the Company has significant influence but not a controlling equity interest, including variable interest entities of which the Company is not the primary beneficiary, are accounted for using the equity method. Investments in affiliates over which the Company does not have significant influence are accounted for using the cost method of accounting. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and reflect management’s estimates and assumptions that affect the recorded amounts.
Effective April 1, 2015, the Company realigned its operating segments to reflect the reorganization of its businesses to better leverage its resources. All prior comparative periods have been restated to reflect these changes. See Note 16 to the consolidated financial statements for additional information on the realignment of the Company's operating segments.
Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents: All highly liquid debt instruments with an original maturity of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates the current market value.
Accounts receivable: Accounts receivable represents amounts due from customers related to the sale of products and provision of services. An allowance for doubtful accounts is maintained and represents the Company’s estimate of the amount of uncollectible receivables. The allowance is provided at such time as management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical collection experience with respect to the customer, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. In addition, the Company maintains a reserve for returns and allowances based on its historical experience. See Note 9 to the consolidated financial statements for information on the Company’s concentration of credit risk with respect to trade accounts receivable, as well as the Company's allowance for doubtful accounts.

Inventories:  Inventories are valued at the lower of cost or market. The cost of the Company’s inventories is determined using the average cost method. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating market value, the Company evaluates inventory for excess and obsolete quantities based on estimated usage and sales among other factors.

Property, plant and equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Other additions and those improvements which increase the capacity or lengthen the useful lives of the assets are also capitalized. Composite useful lives for property, plant and equipment, which are depreciated on a straight-line basis, are as follows: land improvements — 5 years; buildings — 30 years; machinery and equipment — 3 to 10 years; computer equipment and software — 3 to 10 years. Leasehold improvements are depreciated over the lesser of the useful lives of the leasehold improvements or the remaining lease periods. Repairs and maintenance costs are expensed as incurred.
Goodwill and other intangible assets: Goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that an impairment may exist. Impairment losses, if any, are included in income from operations. The goodwill impairment test is applied to each of the Company’s reporting units whose assets include goodwill. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below that operating segment (also known as a component) if discrete financial information is prepared for that business and regularly reviewed by segment

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management. However, separate components are aggregated as a single reporting unit if they have similar economic characteristics.
In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing such assessment, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a two-step quantitative impairment test. Alternatively, the Company may proceed directly to testing goodwill for impairment through the two-step quantitative impairment test, described below, without conducting the qualitative analysis. In the fourth quarter of 2015, the Company performed a qualitative assessment on six reporting units and determined that the fair value of each of the reporting units was more likely than not greater than the carrying value.
For the three remaining reporting units whose assets include goodwill, the Company elected to forego the qualitative assessment and apply the two-step quantitative impairment test. The first step of the two-step impairment test is to quantitatively compare the fair value of a reporting unit, including goodwill, to its carrying value. In performing the first step, the Company calculates the fair value of the reporting unit using equal weighting of two methods; one which estimates the discounted cash flows of the reporting unit based on projected earnings in the future (the Income Approach) and one which is based on sales of similar businesses or assets to those of the reporting unit in actual transactions (the Market Approach). If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, the Company would perform the second step of the goodwill impairment test, in which the Company would recognize an impairment loss based on the amount by which the carrying value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. As a result of its performance of the quantitative goodwill impairment test on the three reporting units during the fourth quarter of 2015, the Company determined that the goodwill of the reporting units was not impaired.
The Company’s intangible assets consist of customer lists, intellectual property, distribution rights, in-process research and development ("IPR&D") and trade names. The Company tests its indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate that an impairment may have occurred. Similar to the goodwill impairment test process, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, the Company determines it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If the Company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the Company then proceeds to a quantitative impairment test, which consists of a comparison of the fair value of the intangible asset to its carrying amount. Alternatively, the Company may elect to forgo the qualitative analysis and proceed directly to testing the indefinite-lived intangible asset for impairment through the quantitative impairment test. In the fourth quarter 2015, the Company performed a qualitative assessment on two indefinite lived assets and determined that the fair values were more likely than not higher than the carrying values. For the remaining three indefinite-lived intangible assets, the Company elected to test impairment through the quantitative method and determined that no impairment had occurred.
Intangible assets consisting of intellectual property, customer lists, distribution rights and trade names that do not have indefinite lives are being amortized over their estimated useful lives, which are as follows: intellectual property, 3 to 20 years; customer lists, 5 to 30 years; distribution rights, 3 to 22 years; trade names, 1 to 30 years. The weighted average remaining amortization period is approximately 15 years. The Company periodically evaluates the reasonableness of the useful lives of these assets.
Long-lived assets: The Company assesses the remaining useful life and recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The assessment is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business.  Therefore, the evaluation involves significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency translation: Assets and liabilities of subsidiaries with non-United States dollar denominated functional currencies are translated into United States dollars at the rates of exchange at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustments are reported as a component of accumulated other comprehensive loss.
Derivative financial instruments: The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates. All instruments are entered into for other than trading purposes. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the consolidated statement of comprehensive income as other comprehensive income (loss), if the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified to the consolidated statement of income in the period in which earnings are affected by the underlying hedged item. Gains or losses on derivative instruments representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in the consolidated statement of income for the period in which such gains and losses occur. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative instrument are recorded in the consolidated statement of income for the period in which either such event occurs. For non-designated derivatives, gains and losses are reported in selling, general and administrative expenses. The settlement of derivative financial instruments are classified as cash flows from operating activities.
Share-based compensation: The Company estimates the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account highly subjective and complex assumptions with respect to the expected life of the options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than would be the case if the Company only used historical volatility. The risk-free interest rate is the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected life of the option.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates of return on plan assets, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. The effect of the modifications is generally amortized over future periods.
Restructuring costs: Restructuring costs, which include termination benefits, facility closure costs, contract termination costs and other restructuring costs are recorded at estimated fair value. Key assumptions used in calculating the restructuring costs include the terms of, and payments under, agreements to terminate certain contractual obligations and the timing of reductions in force.
Contingent consideration related to business acquisitions: In connection with business acquisitions, the Company may be required to pay future consideration that is contingent upon the achievement of specified objectives such as receipt of regulatory approval, commercialization of a product or achievement of sales targets (collectively, "milestone payments"). As of the acquisition date, the Company records a contingent liability representing the estimated fair value of the contingent consideration that it expects to pay. The Company remeasures the fair value of its contingent consideration arrangements each reporting period and, based on new developments, records changes in fair value until either the contingent consideration obligation is satisfied through payment upon the achievement of the specified objectives or the obligation no longer exists due to the failure to achieve the specified objectives. The change in the fair value is recorded in the consolidated statement of income. A contingent payment is classified as a financing activity in the consolidated statement of cash flows to the extent it was recorded as a liability as of the acquisition date. Any additional amount paid in excess of the amount initially accrued is classified as an operating activity in the consolidated statement of cash flows.
Revenue recognition: The Company recognizes revenues from product sales, including sales to distributors, or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. This generally occurs when products are shipped, when services are rendered or upon customers’ acceptance. Revenues are net of estimated returns and other allowances, including rebates.
The Company’s normal policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. With respect to the limited cases where an arrangement provides a right of return to the customer, including a distributor, the Company believes it has the ability to reasonably estimate the amount of returns based on its substantial historical experience with respect to these arrangements. The Company accrues any costs or losses that may be expected in connection with any returns in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” Revenues and cost of goods sold are reduced to reflect estimated returns. The reserve for returns and allowances was $4.9 million and $4.1 million as of December 31, 2015 and 2014, respectively.
Allowances related to customer incentive programs, which include discounts or rebates, are estimated and provided for in the period that the related sales are recorded. These allowances are recorded as a reduction of revenue. The Company also offers rebates to certain distributors and records the estimated rebate as a reduction of revenue at the time of sale. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers and other relevant information. The Company adjusts estimated rebates based on actual experience and records the adjustment as a reduction of sales in the period of adjustment.  The reserve for the customer incentive programs, including distributor rebates, was $11.1 million and $10.4 million at December 31, 2015 and 2014, respectively. The Company expects the amounts subject to the reserve as of December 31, 2015 to be paid within 90 days subsequent to year-end.

Note 2 — Recently issued accounting standards
In May 2014, the FASB, in a joint effort with the International Accounting Standards Board ("IASB"), issued guidance to clarify the principles for recognizing revenue.  The new guidance is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers.  The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an amendment to the new guidance that defers the effective date. The amendment provides that the new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years; early application is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.
In April 2015, the FASB issued guidance for the reporting of debt issuance costs within the balance sheet. Under the new guidance, debt issuance costs are to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount. Currently, debt issuance costs are presented as a deferred charge (i.e., an asset) on the balance sheet. The guidance provides uniform treatment for debt issuance costs and debt discounts and eliminates inconsistencies that previously existed with other FASB guidance. The new guidance is effective for years beginning after December 15, 2015 with early adoption permitted, and is required to be applied on a retrospective basis. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s financial position.
In September 2015, the FASB issued guidance that will change the requirements for reporting measurement period adjustments to provisional amounts initially recognized in connection with a business combination. Under GAAP, an acquiring entity currently is required to retrospectively adjust, in prior period financial statements, the provisional amounts to reflect new information obtained during the measurement period (a period, which may not exceed one year from the date of the business combination, during which the acquiring entity may receive information about the facts and circumstances existing as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date). Under the new guidance, adjustments to the provisional amounts will be reflected in the financial statements for the reporting period in which the adjustments are determined, including by recognizing in current period earnings the full effect of changes in depreciation, amortization or other income effects. The guidance requires that the acquiring entity either present separately on the face of the current period income statement or disclose in the notes to the current period financial statements, by line item, the amount of the adjustments made during the current period. The new guidance is effective for years beginning after December 15, 2015, and will be applied prospectively to adjustments to provisional amounts occurring after the effective date of the guidance. Earlier application is permitted for financial statements that have not been issued. The Company has applied the provisions of this guidance to any measurement period adjustments occurring after September 27, 2015.The adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial position.
In November 2015, the FASB issued guidance to simplify the reporting of deferred tax assets and liabilities within the balance sheet. Currently, an entity is required to separate deferred tax liabilities and assets into a current amount and a noncurrent amount; any valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets related to that tax jurisdiction on a pro rata basis. After offsetting deferred tax liabilities and assets attributable to the same tax-paying components of the entity and the same tax jurisdiction, the net current and noncurrent deferred tax assets and liabilities are separately presented on the balance sheet. Under the new guidance, deferred tax assets and liabilities, along with any related valuation allowances, will be offset to the extent permitted by the guidance and presented only as noncurrent amounts in the balance sheet (as is the case under the current guidance, the entity cannot offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions). The guidance is effective for years beginning after December 15, 2016 with early adoption permitted, and can be applied prospectively or retrospectively; the guidance prescribes the content of accompanying disclosures depending on whether the entity chooses to adopt the guidance prospectively or retroactively. The Company adopted this standard retrospectively as of December 31, 2015.
From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by the Company as of the specified effective date. The Company has assessed recently issued guidance that is not yet effective and believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Acquisitions

The Company made the following acquisitions during 2015 (the "2015 acquisitions"), which, with the exception of Ace Medical, were accounted for as business combinations:

•
On January 20, 2015, the Company acquired all of the common stock of, and voting equity interest in, Human Medics Co., Ltd., (“Human Medics”), a distributor of medical devices and supplies primarily in the Korean market.

•
On March 30, 2015, the Company acquired all of the common stock of, and voting equity interest in, Trintris Medical, Inc. ("Trintris"), an original equipment manufacturer (OEM) of balloons and catheters that complement the Company's OEM product portfolio.

•
On April 8, 2015, the Company acquired all of the common stock of, and voting equity interest in, Truphatek Holdings (1993) Limited ("Truphatek"), a manufacturer of a broad range of disposable and reusable laryngoscope devices that complement the Company's anesthesia product portfolio. Previously, the Company held a noncontrolling, 6% interest in Truphatek.

•	On June 26, 2015, the Company acquired certain assets of N. Stenning & Co. Pty. Ltd. ("Stenning"), a distributor of medical devices and supplies primarily in the Australian market.

•	On June 29, 2015, the Company acquired certain assets, primarily distribution rights, of Ace Medical US,
LLC ("Ace Medical"), a distributor of medical devices and supplies in the United States of America.

•	On August 26, 2015, the Company acquired certain assets of Atsina Surgical, LLC ("Atsina"), a developer of surgical clips that complement the Company's surgical ligation portfolio.

•
On December 22, 2015, the Company acquired all of the membership interests of, and voting equity interest in, Nostix, LLC, a developer of catheter tip confirmation systems that complement the Company's vascular product portfolio.

The aggregate total fair value of the 2015 acquisitions was $96.5 million, which included initial payments of $93.8 million in cash, deferred consideration of $1.8 million and the fair value of the Company's previously held noncontrolling equity interest in Truphatek of $1.2 million, partially offset by $0.3 million in favorable working capital adjustments. Transaction expenses associated with the acquisitions, which are included in selling, general and administrative expenses in the consolidated statements of income were $1.3 million for the year ended December 31, 2015. The results of operations and assets of the acquired businesses are included in the consolidated statements of income from their respective acquisition dates. For the year ended December 31, 2015, the Company recorded post-acquisition revenue and operating income of $20.9 million and $6.9 million, respectively, related to the businesses acquired in 2015. Pro forma information with respect to the acquired businesses is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the preliminary fair value determination of the assets acquired and liabilities assumed in the acquisitions that occurred during 2015:

(Dollars in thousands)
Assets
Current assets	$10,515
Property, plant and equipment	2,877
Intangible assets:
Intellectual property	33,017
In-process research and development	17,908
Customer relationships	8,387
Distribution rights	7,738
Noncompete agreements	1,894
Goodwill	19,725
Other noncurrent assets	45
Total assets acquired	102,106
Less:
Current liabilities	3,018
Deferred tax liabilities	2,477
Other noncurrent liabilities	138
Liabilities assumed	5,633
Net assets acquired	$96,473

The Company is continuing to evaluate the 2015 acquisitions throughout their respective measurement periods. Further adjustments may be necessary as a result of the Company's assessment of additional information related to the fair values of certain of the assets acquired and liabilities assumed, primarily deferred tax liabilities and goodwill. Among the acquired assets, intellectual property has useful lives ranging from 15 to 20 years, customer lists have useful lives ranging from 10 to 18 years, distribution rights have useful lives of 10 years and non-compete arrangements have useful lives of 5 years. The goodwill resulting from the acquisitions primarily reflects synergies currently expected to be realized from the integration of the acquired businesses. Goodwill and the step-up in basis of the intangible assets in connection with stock acquisitions are not deductible for tax purposes.
The Company made the following acquisitions during 2014, which were accounted for as business combinations:

•
On February 3, 2014, the Company acquired Mayo Healthcare Pty Limited, ("Mayo Healthcare"), a distributor of medical devices and supplies, primarily in the Australian market, that complement the Company's anesthesia product portfolio.

•
On December 2, 2014, the Company acquired the assets of Mini-Lap Technologies, Inc. ("Mini-Lap"), a developer of micro-laparoscopic instrumentation that complements the Company's surgical product portfolio.

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
Note 4 — Restructuring and other impairment charges
2015 Restructuring Programs

During 2015, the Company committed to programs associated with the reorganization of certain businesses, as discussed in Note 16, and share service functions as well as the consolidation of certain facilities in North America. The Company estimates that it will record aggregate pre-tax charges of $6.5 million to $8.0 million related to these programs, which represent employee termination benefits, contract termination costs and facility closure and other exit costs, and will result in future cash outlays. For the year ended December 31, 2015, the Company recorded charges

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $6.3 million related to these programs. As of December 31, 2015, the Company had a reserve of $3.3 million related to these programs.
2014 Manufacturing Footprint Realignment Plan
In April 2014, the Board of Directors approved a restructuring plan (the “2014 Manufacturing Footprint Realignment Plan”) involving the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the quarter ended June 29, 2014 and are expected to be substantially completed by the end of 2017.
The Company estimates that it will incur aggregate pre-tax charges in connection with the 2014 Manufacturing Footprint Realignment Plan of approximately $37 million to $44 million, of which the Company expects that an estimated $26 million to $31 million will relate to future cash outlays. Most of these charges are expected to be incurred prior to the end of 2016.
The following table provides a summary of the Company’s current aggregate cost estimates by major type of expense associated with the 2014 Manufacturing Footprint Realignment Plan:

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

     For the year ended December 31, 2015, the Company recorded expenses of $11.2 million related to the 2014 Manufacturing Footprint Realignment Plan. Of this amount, $1.7 million was included in restructuring expense and related primarily to termination benefits and $9.5 million was included in cost of goods sold and related to accelerated depreciation and certain other costs resulting from the plan. As of December 31, 2015, the Company has incurred net aggregate restructuring expenses related to the plan of $10.9 million. Additionally, as of December 31, 2015, the Company has incurred net aggregate accelerated depreciation and certain other costs in connection with the plan of $14.4 million, which were included in cost of goods sold. As of December 31, 2015 and 2014, the Company had a restructuring reserve, all of which relates to termination benefits, of $7.4 million and $9.1 million, respectively, in connection with the plan.
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
As of December 31, 2015, the Company has incurred net aggregate restructuring charges under the plan of $7.7 million. The Company expects future restructuring expenses associated with the 2014 European Restructuring Plan, if any, to be nominal. The Company expects to complete this plan in 2016.
Other 2014 Restructuring Programs

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2014, the Company initiated programs to consolidate locations in Australia and terminate certain European distributor agreements in an effort to reduce costs. As a result of these actions, the Company incurred aggregate restructuring charges of $3.6 million as of December 31, 2015. These programs include costs related to termination benefits, contract termination costs and other exit costs. The Company completed the programs in 2015.
2013 Restructuring Programs
In 2013, the Company initiated restructuring programs to consolidate administrative and manufacturing facilities in North America and warehouse facilities in Europe and terminate certain European distributor agreements in an effort to reduce costs. As of December 31, 2015, the Company incurred net aggregate restructuring charges of $10.9 million related to these programs. These programs entail costs related to termination benefits, contract termination costs and charges related to facility closure and other exit costs. The Company completed the programs in 2015
LMA Restructuring Program
In connection with the acquisition of substantially all of the assets of LMA International N.V. (the “LMA business”) in 2012, the Company commenced a program (the "LMA Restructuring Program") related to the integration of the LMA business and the Company’s other businesses. The program was focused on the closure of the LMA business’ corporate functions and the consolidation of manufacturing, sales, marketing, and distribution functions in North America, Europe and Asia. The Company incurred net aggregate restructuring charges related to the LMA Restructuring Program of $11.3 million. The Company completed the program in 2015.

For the year ended December 31, 2014, the Company recorded a net credit of $3.3 million, primarily resulting from the reversal of contract termination costs following the favorable settlement of a terminated distributor agreement.
2012 Restructuring Program
In 2012, the Company identified opportunities to improve its supply chain strategy by consolidating its three North American warehouses into one centralized warehouse, and lower costs and improve operating efficiencies through the termination of certain distributor agreements in Europe, the closure of certain North American facilities and workforce reductions. As of December 31, 2015, the Company has incurred net aggregate restructuring and impairment charges of $6.3 million in connection with this program, and expects future restructuring expenses associated with the program, if any, to be nominal. As of December 31, 2015, the Company has a reserve of $0.5 million in connection with the program. The Company expects to complete this program in 2016.
Impairment Charges
There were no impairment charges recorded for the years ended December 31, 2015 or 2014. In 2013, the Company recorded $7.3 million of IPR&D charges and $3.5 million in impairment charges related to assets held for sale that had a carrying value in excess of their appraised fair value.

The restructuring and other impairment charges recognized for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	2015
(dollars in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2015 Restructuring programs	$5,009	$231	$1,000	$64	$6,304
2014 Manufacturing footprint realignment plan	$1,007	$241	$389	$48	$1,685
Other restructuring programs - prior years(1)	$(194)	$2	$(13)	$35	$(170)
Total restructuring charges	$5,822	$474	$1,376	$147	$7,819

(1)	Other restructuring programs - prior years includes the 2014 European restructuring plan, the Other 2014 restructuring programs, the 2013 Restructuring programs and the LMA restructuring program.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014
(dollars in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2014 Manufacturing footprint realignment plan	$9,200	$—	$—	$60	$9,260
2014 European restructuring plan	7,237	1	345	225	7,808
Other 2014 restructuring programs	552	—	2,754	244	3,550
LMA restructuring program	(29)	(112)	(3,188)	—	$(3,329)
2013 Restructuring programs	562	—	249	22	833
2012 Restructuring program	(619)	354	—	—	(265)
2011 Restructuring plan	—	12	—	—	12
Total restructuring charges	$16,903	$255	$160	$551	$17,869

	2013
(dollars in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
LMA restructuring program	$3,282	$788	$7,906	$176	12,152
2013 Restructuring programs	4,787	—	3,326	2,117	10,230
2012 Restructuring program	2,993	935	296	5	4,229
2011 Restructuring plan	—	42	728	—	770
2007 Arrow integration program	—	230	—	—	230
	$11,062	$1,995	$12,256	$2,298	$27,611
Impairment charges	—	—	—	10,841	10,841
Total restructuring and other impairment charges	$11,062	$1,995	$12,256	$13,139	38,452

Termination benefits include employee retention, severance and benefit payments for terminated employees. Facility closure costs include general operating costs incurred subsequent to production shutdown as well as equipment relocation and other associated costs. Contract termination costs include costs associated with terminating existing leases and distributor agreements. Other costs include legal, outplacement and employee relocation costs and other employee-related costs.
Restructuring charges by reportable operating segment for the years ended December 31, 2015, 2014, and 2013 are set forth in the following table:

	2015	2014	2013
	(Dollars in thousands)
Vascular North America	$3,742	$8,057	$5,348
Anesthesia North America	384	1,379	2,959
Surgical North America	397	—	6,525
EMEA	4	6,375	16,122
Asia	313	1,305	603
OEM	61	—	588
All other	2,918	753	6,307
Total restructuring charges	$7,819	$17,869	$38,452

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Inventories
Inventories at December 31, 2015 and 2014 consist of the following:

	2015	2014
	(Dollars in thousands)
Raw materials	$76,037	$68,191
Work-in-process	60,218	58,526
Finished goods	230,536	242,750
	366,791	369,467
Less: Inventory reserves	(36,516)	(33,874)
Inventories, net	$330,275	$335,593

Note 6 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2015 and 2014 are as follows:

	2015	2014
	(Dollars in thousands)
Land, buildings and leasehold improvements	$197,365	$194,923
Machinery and equipment	313,404	320,999
Computer equipment and software	99,343	107,743
Construction in progress	45,945	51,834
	656,057	675,499
Less: Accumulated depreciation	(339,934)	(358,064)
Property, plant and equipment, net	$316,123	$317,435

Note 7 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2015 and 2014 are as follows:

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All other	Total
	(Dollars in thousands)
Balance as of December 31, 2014
Goodwill	$564,177	$214,429	$250,912	$339,029	$144,712	$—	$142,422	$1,655,681
Accumulated impairment losses	(219,527)	(84,531)	—	—	—	—	(28,070)	(332,128)
	344,650	129,898	250,912	339,029	144,712	—	114,352	1,323,553
Goodwill related to acquisitions	896	12,398	—	1,142	4,095	1,194	—	$19,725
Translation adjustment	—	(1,174)	—	(34,162)	(7,740)	—	(4,350)	(47,426)
Balance as of December 31, 2015	$345,546	$141,122	$250,912	$306,009	$141,067	$1,194	$110,002	$1,295,852

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	All other	Total
	(Dollars in thousands)
Balance as of December 31, 2013
Goodwill	$564,089	$214,898	$250,506	$373,417	$136,946	$146,475	1,686,331
Accumulated impairment losses	(219,527)	(84,531)	—	—	—	(28,070)	(332,128)
	344,562	130,367	250,506	373,417	136,946	118,405	1,354,203
Goodwill related to acquisitions	—	—	406	—	15,986	—	16,392
Translation adjustment	88	(469)	—	(34,388)	(8,220)	(4,053)	(47,042)
Balance as of December 31, 2014	$344,650	$129,898	$250,912	$339,029	$144,712	$114,352	$1,323,553
Intangible assets at December 31, 2015 and 2014 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2015	2014	2015	2014
	(Dollars in thousands)
Customer lists	$621,078	$624,574	$(214,924)	$(192,876)
In-process research and development	58,908	68,694	—	—
Intellectual property	522,374	467,068	(173,903)	(146,131)
Distribution rights	23,279	16,101	(14,393)	(14,243)
Trade names	384,821	396,269	(8,929)	(2,764)
Noncompete agreements	2,186	337	(522)	(309)
	$1,612,646	$1,573,043	$(412,671)	$(356,323)

As of December 31, 2015, trade names having a carrying value of $285.5 million and all of the IPR&D are considered indefinite lived. Acquired IPR&D is indefinite-lived until the completion of the associated efforts, at which point amortization of the carrying value of the technology will commence.

In May 2012, the Company acquired Semprus BioSciences Corp. ("Semprus"), a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications. The Company experienced difficulties with respect to the development of the Semprus technology, and devoted further research and testing towards attempting to resolve the issue. As a result of these efforts, the Company believes it has resolved the issue and is focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of the technology. Despite this progress, significant challenges to commercialization of the Semprus technology remain, and the Company ultimately may find it necessary to recognize impairment charges with respect to the related assets, which could be material. As of December 31, 2015, the Company has IPR&D intangible assets of $41.0 million related to this investment, which are recorded in intangible assets, net.

Amortization expense related to intangible assets was $62.4 million, $60.9 million, and $50.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)
2016	$64,300
2017	64,400
2018	64,200
2019	64,000
2020	63,500

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Borrowings
The Company's borrowings at December 31, 2015 and 2014 are as follows:

	2015	2014
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 2.17% at December 31, 2015 and 1.92% at December 31, 2014, due 2018	$396,000	$200,000
3.875% Convertible Senior Subordinated Notes due 2017	399,641	399,898
6.875% Senior Subordinated Notes due 2019	—	250,000
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 1.18% at December 31, 2015 and 0.92% at December 31, 2014	43,300	4,700
	1,088,941	1,104,598
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(22,999)	(36,197)
	1,065,942	1,068,401
Current portion of borrowings	(419,942)	(368,401)
Long-term borrowings	$646,000	$700,000
Senior Credit Facility
On July 16, 2013, the Company replaced its $775 million senior credit facility comprised of a $375 million term loan and a $400 million revolving credit facility with a new $850 million senior credit facility consisting solely of a revolving credit facility. In connection with this transaction, the Company incurred transaction fees of $6.4 million, which were recorded as a deferred asset and are being amortized over the term of the facility. Additionally, during the third quarter 2013, in connection with the early repayment of its $375 million term loan, the Company recognized expense of approximately $1.3 million resulting from the write-off of unamortized debt issuance costs. The Company borrowed $382.0 million at the inception of the new $850 million senior credit facility and an additional $298.0 million under the senior credit facility to fund the acquisition of Vidacare. In 2014, the Company used $245.0 million of the proceeds from the issuance of its 5.25% Senior Notes due 2024 to repay borrowings under its revolving credit facility. In 2015, the Company used $246.0 million in borrowings under its revolving credit facility to help fund the prepayment of the 2019 Notes.
The $850 million senior credit facility bears interest at an applicable rate elected by the Company generally equal to either the “base rate” (the greater of either the federal funds effective rate plus 0.5%, the prime rate or one month LIBOR plus 1.0%) plus an applicable margin of 0.25% to 1.00%, or a “LIBOR rate” for the period corresponding to the applicable interest period of the borrowings plus an applicable margin of 1.25% to 2.00%. As of December 31, 2015, the interest rate on the $850 million senior credit facility was 2.17% (comprised of the LIBOR rate of 0.42% plus a margin of 1.75%). The obligations under the senior credit facility are guaranteed (subject to certain exceptions) by substantially all of the material domestic subsidiaries of the Company and (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by the Company and each guarantor.
Our senior credit agreement, which relates to our $850 million revolving credit facility, contains covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in the senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement and, during the six month period prior to the maturity of our Convertible Notes, a minimum liquidity of $400.0 million. At December 31, 2015, our consolidated leverage ratio was 2.43:1 and our interest coverage ratio was 9.77:1, both of which are in compliance with the limits described in the preceding sentence. The obligations under the senior credit agreement are

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed (subject to certain exceptions) by substantially all of the material domestic subsidiaries of the Company and (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by the Company and each guarantor.
At our current level of EBITDA (as defined in the senior credit agreement) for the year ended December 31, 2015, we would have been permitted $681.7 million of additional debt beyond the levels outstanding at December 31, 2015. Moreover, additional capacity would be available if borrowed funds were used to acquire a business or businesses through the purchase of assets or controlling equity interests so long as the aforementioned leverage and interest coverage ratios are met after calculating EBITDA on a proforma basis to give effect to the acquisition.

As of December 31, 2015 and 2014, the Company had outstanding irrevocable standby letters of credit of approximately $3.8 million and $6.0 million, respectively, with various third parties. The letters of credit reduced the amount of available funds under our revolving credit facility by an equal amount.
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
The Convertible Notes are convertible into shares of the Company's common stock at the option of the holder upon the occurrence of any of the following circumstances (i) during any fiscal quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price on each applicable trading day; or (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each trading day during the measurement period; or (iii) upon the occurrence of specified corporate events; or (iv) at any time on or after May 1, 2017 up to and including July 28, 2017. The Convertible Notes are convertible at a conversion rate of 16.3084 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $61.32 per share. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company’s conversion obligation may be satisfied, at the Company’s option, in shares of common stock, cash or a combination of cash and shares of common stock. The Company has elected a net-settlement method to satisfy its conversion obligation. Under the net-settlement method, the Company will settle the $1,000 principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.
Since the fourth quarter 2013, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of December 31, 2015 and 2014. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase.  Consequently, it is possible that the Convertible Notes may not be convertible in one or more future quarters, in which case the Convertible Notes would again be classified as long-term debt, unless one of the other conversion events described above were to occur. While the Company believes it has sufficient liquidity to repay the principal amount due through a combination of utilizing its existing cash on hand and accessing its credit facility, the Company's use of these funds could adversely affect its results of operations and liquidity.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also entered into privately negotiated warrant transactions with the same counterparties generally relating to the same number of shares of common stock as are subject to the call options. Under certain circumstances, the Company may be required under the terms of the warrant transactions to issue up to 7,981,422 shares of common stock (subject to adjustments). The warrants have been divided into components that expire ratably over a 180 day period commencing November 1, 2017. The exercise price of the warrants is approximately $74.65 per share of common stock, subject to customary anti-dilution adjustments. Proceeds received from the issuance of the warrants totaled approximately $59.4 million.
The convertible note hedge and warrant transactions described above are intended to reduce the potential dilution with respect to the Company’s common stock and/or reduce the Company’s exposure to potential cash payments that the Company may be required to make upon conversion of the Convertible Notes by, in effect, increasing the conversion price, from the Company’s economic standpoint, to $74.65 per share. However, the warrant transactions could have a dilutive effect with respect to the Company's common stock or, if the Company so elects, obligate the Company to make cash payments to the extent that the market price per share of common stock exceeds $74.65 per share on any date upon which the warrants are exercised.
The Company allocated the proceeds of the Convertible Notes between the liability and equity components of the debt. The initial $316.3 million liability component was determined based on the fair value of a similar debt instrument excluding the conversion feature. The initial $83.7 million ($53.3 million net of tax) equity component represented the difference between the fair value or carrying value of $316.3 million of the debt and the $400.0 million of proceeds. The related debt discount of $83.7 million is being amortized under the interest method over the remaining life of the Convertible Notes, which, at December 31, 2015, is approximately 1.6 years. An effective interest rate of 7.814% was used to calculate the debt discount on the Convertible Notes. The following table provides interest expense amounts related to the Convertible Notes for the periods presented:

(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest cost related to contractual interest coupon	$15.5	$15.5	$15.5
Interest cost related to amortization of the discount	$13.2	$12.2	$11.3
The following table provides the carrying value of the Convertible Notes as of December 31, 2015 and 2014:

(in millions)	December 31, 2015	December 31, 2014
Principal amount of the Convertible Notes	$399.6	$399.9
Unamortized discount	(23.0)	(36.2)
Net carrying amount	$376.6	$363.7
6.875% Senior Subordinated Notes
On June 13, 2011, the Company issued $250.0 million of 6.875% Senior Subordinated Notes due 2019 (the “2019 Notes”). The Company paid interest on the 2019 Notes semi-annually on June 1 and December 1. On June 1, 2015, the Company prepaid the $250 million aggregate outstanding principal amount under the 2019 Notes. In addition to its prepayment of principal, the Company paid the holders of the 2019 Notes an $8.6 million prepayment make-whole amount plus accrued and unpaid interest. The Company recorded the prepayment make-whole amount and a $1.9 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt in the condensed consolidated statement of income in the second quarter 2015. The Company used $246.0 million in borrowings under its revolving credit facility, $12.1 million in borrowings under its securitization program and available cash to fund the prepayment of the 2019 Notes.
5.25% Senior Notes

On May 21, 2014, the Company issued $250 million of 5.25% Senior Notes due 2024 (which, as originally issued, or in the substantially identical form issued April 2015 in exchange for the originally issued notes (as discussed below), are referred to as the "2024 Notes"). The Company pays interest on the 2024 Notes semi-annually on June 15 and December 15, at a rate of 5.25% per year. The 2024 Notes will mature on June 15, 2024, unless earlier redeemed by

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company at its option, as described below, or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the indenture related to the 2024 Notes). The Company incurred transaction fees of approximately $4.5 million, including underwriters’ discounts and commissions, in connection with the offering of the 2024 Notes, which were recorded as a deferred asset and are being amortized over the term of the 2024 Notes. As described above, the Company used $245.0 million of the proceeds to repay borrowings under its revolving credit facility.
The Company's obligations under the 2024 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Company’s revolving credit facility and by certain of the Company’s other 100% owned domestic subsidiaries. The guarantees are subject to certain customary automatic release provisions (see Note 17 to the consolidated financial statements for further information)
At any time on or after June 15, 2019, the Company may, on one or more occasions, redeem some or all of the 2024 Notes at a redemption price of 102.625% of the principal amount of the 2024 Notes subject to redemption, declining, in annual increments of 0.875%, to 100% of the principal amount on June 15, 2022, plus accrued and unpaid interest.  In addition, at any time prior to June 15, 2019, the Company may, on one or more occasions, redeem some or all of the 2024 Notes at a redemption price equal to 100% of the principal amount of the 2024 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest.  The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2024 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2024 Notes of the present value, on the redemption date, of the sum of (i) the June 15, 2019 optional redemption price  plus (ii) all required interest payments on the 2024 Notes through June 15, 2019 (other than accrued and unpaid interest to the redemption date), calculated based on a specified Treasury rate, generally for the period most nearly equal to the period from the redemption date to June 15, 2019, plus 50 basis points.

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

On March 30, 2015, the Company commenced an exchange offer with respect to the 5.25% Senior Notes due 2024 that initially were issued in May 2014 (the "Old 2024 Notes"), under which the holders of the Old 2024 Notes, which were issued in a private placement, were provided an opportunity to exchange the Old 2024 Notes for new notes (the "New 2024 Notes") issued pursuant to a registration statement under the Securities Act of 1933. Other than the absence of registration rights for the holders of the New 2024 Notes, the terms of the New 2024 Notes are essentially identical to the terms of the Old 2024 Notes.The exchange offer was completed on April 24, 2015; all of the holders of the Old 2024 Notes exchanged their Old 2024 Notes for New 2024 Notes.
Securitization Program
The Company has an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to $50.0 million. As of December 31, 2015, the maximum amount available for borrowing under this facility was $6.7 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2015, the Company was in compliance with the covenants, and none of the termination events had occurred. As of December 31, 2015 and 2014, the Company had $43.3 million and $4.7 million, respectively, of outstanding borrowings under its accounts receivable securitization facility.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Long-Term Debt
The carrying amount of current and long-term borrowings as reported in the consolidated balance sheet as of December 31, 2015 is $1,065.9 million. To determine the fair value of the Level 2 debt, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of December 31, 2015 and 2014, categorized by the level of inputs within the fair value hierarchy used to measure fair value (see Note 10 to the consolidated financial statements for further information):

	Fair value of debt
	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Level 1	$858,709	$1,024,806
Level 2	687,072	455,222
Total	$1,545,781	$1,480,028
Debt Maturities
As of December 31, 2015, the aggregate amounts of long-term debt, demand loans and debt under the Company’s securitization program that will mature during each of the next four years and thereafter were as follows:

(Dollars in thousands)
2016(1)	$442,941
2017	—
2018	396,000
2019	—
2020 and thereafter	250,000

(1)
Convertible Notes are included in amounts that will mature in 2016 because, at December 31, 2015, they were convertible in accordance with their terms, which are described in more detail above in this section under “Convertible Notes.”

Note 9 — Financial instruments
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts are used to manage foreign currency transaction exposure. These derivative instruments are designated as cash flow hedges and are recorded on the balance sheet at fair market value. The effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income (loss) and thereafter is recognized in the consolidated statement of income in the period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in the consolidated statement of income in the period in which such gains and losses occur.
The following table presents the location and fair value of derivative instruments designated as hedging instruments in the consolidated balance sheet as of December 31, 2015 and 2014:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2015	December 31, 2014
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts
Prepaid expenses and other current assets	$285	$—
Total asset derivatives	$285	$—
Liability derivatives:
Foreign currency forward contracts
Other current liabilities	$807	$—
Total liability derivatives	$807	$—

The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2015 is $49.5 million. All open foreign currency forward contracts designated as cash flow hedges as of December 31, 2015 have durations of six months or less. As of December 31, 2014, the Company had no open foreign currency forward contracts designated as cash flow hedges.
The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (loss) (“OCI”) for the years ended December 31, 2015, 2014 and 2013:

	After Tax Gain (Loss) Recognized in OCI
	2015	2014	2013
	(Dollars in thousands)
Foreign currency exchange contracts	$(2,491)	$—	$381
Total	$(2,491)	$—	$381
See Note 11 to the consolidated financial statements for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (loss) (“AOCI”) to expense (income), net of tax.
For the years ended December 31, 2015, 2014 and 2013, there was no ineffectiveness related to the Company’s hedging derivatives.

Non-designated Foreign Currency Forward Contracts

During the third quarter 2015, the Company began using foreign currency forward contracts to manage exposure related to near term foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges, are marked-to-market (changes in fair value are reflected in selling, general and administrative expenses) and are entered into for periods consistent with currency transaction exposures, approximately one month. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2015 is $69.1 million. The non-designated foreign currency forward contract assets and liabilities are reported in prepaid expenses and other current assets and in other current liabilities on the consolidated balance sheet as of December 31, 2015. For the year ended December 31, 2015 the Company recognized a loss related to non-designated foreign currency forward contracts of $1.5 million.
Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable is generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in several countries which are subject to payment delays. Payment is dependent upon the creditworthiness of the healthcare systems in those countries and the financial stability of their economies.
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
An allowance for doubtful accounts is maintained for accounts receivable based on the expected collectability of the accounts receivable, considering the Company's historical collection experience with respect to the customer, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts was $8.0 million and $8.8 million at December 31, 2015 and 2014, respectively. The current portion of the allowance for doubtful accounts at December 31, 2015 and 2014 of $2.0 million and $2.4 million, respectively, are reflected in accounts receivable, net. The allowance for doubtful accounts on receivables outstanding for greater than one year at December 31, 2015 and 2014 of $6.0 million and $6.4 million, respectively, is presented as part of other assets.
In light of the volatility in global economic markets in recent years, the Company has taken measures, within countries where the Company has collectability concerns, to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts. Such measures include, among others, monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer issues. In addition, for some of the Company’s non-government customers, the Company has measures designed to reduce its risk exposures, including issuing dunning letters, reducing credit limits, requiring that payments accompany orders and initiating legal action with respect to delinquent accounts. With respect to government customers, the Company evaluates receivables for potential collection risks associated with the availability of government funding and reimbursement practices.
Certain of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company's accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal. As a result, the Company continues to closely monitor the allowance for doubtful accounts in these locations. If the financial condition of these customers or the healthcare systems in these countries deteriorate to the extent that the ability of an increasing number of customers to satisfy their payment obligations is uncertain, additional allowances may be required in future periods. The aggregate net current and long-term accounts receivable for customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term accounts receivable represented by the net current and long-term accounts receivable for customers in those countries at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $7.2 million and $8.1 million in 2015 and 2014, respectively) in Greece, Italy, Spain and Portugal (1)	$62,272	$76,190
Percentage of total net current and long-term accounts receivables	23.9%	27.3%
(1)    The long-term portion of accounts receivable, net from customers in Greece, Italy, Spain and Portugal at December 31, 2015 and 2014 was $8.1 million and $11.3 million, respectively, and is reported on the consolidated balance sheet in other assets.
For the years ended December 31, 2015, 2014 and 2013, net revenues from customers in Greece, Italy, Spain and Portugal were $126.2 million, $150.5 million and $142.6 million, respectively.

Note 10 — Fair value measurement
Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The FASB's fair value guidance establishes a three-level hierarchy of the inputs (i.e., assumptions that market participants would use in pricing an

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Level 3 inputs — unobservable inputs for the asset or liability. Unobservable inputs may be used to measure fair value only when observable inputs are not available. Nevertheless, the objective of a fair value measurement, namely to arrive at an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability, continues to apply. In making a fair value measurement using Level 3 inputs, a reporting entity may begin with its own data, but it must adjust that data if reasonably available information indicates that other market participants would use different data or there is something particular to the reporting entity that is not available to other market participants.
The following tables provide information regarding the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Total carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,922	$6,922	$—	$—
Derivative assets	329	—	329	—
Derivative liabilities	1,298	—	1,298	—
Contingent consideration liabilities	20,829	—	—	20,829

	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,863	$6,863	$—	$—
Contingent consideration liabilities	33,433	—	—	33,433
There were no changes in the inputs used to measure fair value of financial assets or liabilities among Level 1, Level 2 or Level 3 within the fair value hierarchy during the years ended December 31, 2015 or 2014.
The following table provides information regarding changes in financial liabilities, the fair value of which is based on Level 3 inputs, related to contingent consideration in connection with various Company acquisitions, including those described in Note 3 to the consolidated financial statements, during the years ended December 31, 2015 and 2014:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Contingent consideration
	2015	2014
	(Dollars in thousands)
Beginning balance – January 1	$33,433	$20,313
Initial estimate upon acquisition	—	20,538
Payment	(8,054)	—
Revaluations	(4,550)	(7,418)
Ending balance – December 31	$20,829	$33,433
The Company reduced contingent consideration liabilities and selling, general and administrative expense by $4.4 million and $8.2 million for the years ended December 31, 2015 and 2014, respectively, after determining that relevant conditions for the payment of certain contingent consideration would not be satisfied. This reduction is included in revaluations in the above table.
See Note 8 to the consolidated financial statements for a discussion of the fair value of the Company’s borrowings.
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
The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The Company accounts for contingent consideration in accordance with applicable accounting guidance related to business combinations. The Company determines the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and, therefore, constitutes a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments under contingent consideration arrangements is based on several factors, including:

•	estimated cash flows projected from the success of market launches;

•	the estimated time and resources needed to complete the development of acquired technologies;

•	the uncertainty of obtaining regulatory approvals within the required time periods; and

•	the risk adjusted discount rate for fair value measurement.
In connection with the Company's contingent consideration arrangements in effect at December 31, 2015, the Company estimates that it will make payments from 2016 through 2029. As of December 31, 2015, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $7.0 million and $43.8 million. The Company reevaluates the fair value of contingent consideration arrangements each reporting period and, based on new developments, records changes in fair value until either the contingent consideration obligation is satisfied through payment upon the achievement of the specified objectives or the obligation no longer exists due to failure to achieve the specified objectives.
The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities measured by use of Level 3 inputs as of December 31, 2015:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	2.6% - 10% (8.3%)
		Probability of payment	0% - 100% (69.6%)
As of December 31, 2015, the Company recorded $20.8 million of total liabilities for contingent consideration, of which $7.3 million was recorded as the current portion of contingent consideration and $13.5 million was recorded as other liabilities in the consolidated balance sheet.

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
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2015	2014	2013
	(Shares in thousands)
Basic	41,558	41,366	41,105
Dilutive effect of share based awards	488	450	410
Dilutive effect of 3.875% Convertible Notes and warrants	6,012	4,654	2,178
Diluted	48,058	46,470	43,693
Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 5.6 million, 6.3 million and 7.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes, or $61.32 per share, the impact of conversion would be dilutive and the dilutive effect of conversion of the Convertibles Notes is reflected in diluted earnings per share. As described in Note 8, the Company has elected the net settlement method of accounting for these conversions, under which the Company will settle the principal amount of the Convertible Notes in cash, and settle the excess conversion value in shares. As a result, in periods where the average market price of the Company's common stock is above $61.32 per share, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge agreements economically reduce the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately analyze the impact of the warrant agreements on diluted weighted average shares outstanding, without giving effect to the anti-dilutive impact of the convertible note hedge agreements. The reductions in diluted shares that would result from giving effect to the anti-dilutive impact of the convertible note hedge agreements would have been 3.3 million, 2.7 million, and 1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The treasury stock method is applied when the warrants are in the money and assumes the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The exercise price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 2.7 million, 1.9 million and 0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. For additional information regarding the convertible notes and convertible note hedge and warrant agreements, see Note 8 to the consolidated financial statements.
The following tables provide information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2015 and 2014:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2013	$—	$(97,037)	$(13,818)	$(110,855)
Other comprehensive income (loss) before reclassifications	594	(47,536)	(105,333)	(152,275)
Amounts reclassified from accumulated other comprehensive income (loss)	(594)	2,829	—	2,235
Net current-year other comprehensive income (loss)	—	(44,707)	(105,333)	(150,040)
Balance at December 31, 2014	—	(141,744)	(119,151)	(260,895)
Other comprehensive income (loss) before reclassifications	(2,974)	(1,276)	(110,595)	(114,845)
Amounts reclassified from accumulated other comprehensive income	483	4,133	—	4,616
Net current-year other comprehensive (loss) income	(2,491)	2,857	(110,595)	(110,229)
Balance at December 31, 2015	$(2,491)	$(138,887)	$(229,746)	$(371,124)

The following table provides information relating to the reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the years ended December 31, 2015, 2014 and 2013 :

	December 31, 2015	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Losses (gains) on foreign exchange contracts:
Cost of goods sold	$679	$(705)	$884
Total before tax	679	(705)	884
Taxes	(196)	111	46
Net of tax	$483	$(594)	$930
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	$6,375	$4,385	$7,211
Prior-service credits (1)	—	(21)	(21)
Transition obligation	—	—	5
Total before tax	6,375	4,364	7,195
Tax benefit	(2,242)	(1,535)	(2,439)
Net of tax	$4,133	$2,829	$4,756
Total reclassifications, net of tax	$4,616	$2,235	$5,686

(1)
These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 14 to the consolidated financial statements for additional information).

As previously disclosed, in 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of outstanding Company common stock. On February 23, 2016, the Company's Board of Directors terminated this authorization. No shares were purchased under this authorization.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Stock compensation plans

In May of 2014, the shareholders of the Company approved the Teleflex Incorporated 2014 Stock Incentive Plan (the "2014 Plan") which replaced the Company's 2008 Stock Incentive Plan and 2000 Stock Compensation Plan (the "Prior Plans"), under which stock options and restricted stock awards previously were granted. The 2014 Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards and other stock-based awards to directors, officers and key employees. Under the 2014 Plan, the Company is authorized to issue up to 5.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the 2014 Plan that, among other things, (i) count shares underlying a stock option or stock appreciation right (each, an "option award") as one share and each share underlying any other type of award (a "stock award") as 1.8 shares, (ii) increases the shares the Company is authorized to issue by one or 1.8 shares for each share underlying an option award or stock award, respectively, under the Prior Plans that have been canceled, expired, settled in cash or forfeited after December 31, 2013 and (iii) decrease the number of shares the Company is authorized to issue by one share and 1.8 shares for each share underlying an option award or stock award, respectively, granted under the Prior Plans between January 1, 2014 and the May 2, 2014 adoption of the 2014 Plan by the Company's stockholders. Options granted under the 2014 Plan have an exercise price equal to the closing price of the Company's common stock on the date of the grant. In 2015, the Company granted incentive and non-qualified options to purchase 353,688 shares of common stock and granted restricted stock units relating to 105,239 shares of common stock under the 2014 Plan. The unrecognized compensation expense for these awards as of the grant date was $20.0 million, which will be recognized over the vesting period of the awards. As of December 31, 2015, 4,446,967 shares were available for future grants under the 2014 Plan.
Share-based compensation expense for 2015, 2014 and 2013 was $14.5 million, $12.2 million and $11.9 million, respectively, and is included in selling, general and administrative expenses. The total income tax benefit recognized for share-based compensation arrangements for 2015, 2014 and 2013 was $4.4 million, $3.3 million and $3.8 million, respectively.
The fair value of options granted in 2015, 2014 and 2013 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2015	2014	2013
Risk-free interest rate	1.44%	1.45%	0.75%
Expected life of option	4.87 years	4.89 years	4.87 years
Expected dividend yield	1.12%	1.34%	1.73%
Expected volatility	20.68%	21.44%	24.65%
The fair value for non-vested equity awards granted in 2015, 2014 and 2013 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2015	2014	2013
Risk-free interest rate	0.94%	0.65%	0.36%
Expected dividend yield	1.12%	1.34%	1.71%
The Company applied a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding.
The following table summarizes the option activity during 2015:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	1,233,672	$75.93
Granted	353,688	121.10
Exercised	(112,941)	68.53
Forfeited or expired	(31,507)	103.42
Outstanding, end of the year	1,442,912	86.98	7.0	$63,480
Exercisable, end of the year	839,149	$71.65	6.0	$50,180
The weighted average grant date fair value for options granted during 2015, 2014 and 2013 was $21.44, $18.01 and $14.30, respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $6.3 million, $15.4 million and $4.1 million, respectively.
The Company recorded $5.7 million of expense related to the portion of the shares underlying options that vested during 2015, which is included in selling, general and administrative expenses. As of December 31, 2015, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $6.6 million, which is expected to be recognized over a weighted-average period of 1.8 years. Authorized but unissued shares of the Company’s common stock are issued upon exercises of options.
The following table summarizes the non-vested restricted stock unit activity during 2015:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	313,703	$76.80
Granted	105,239	118.00
Vested	(106,667)	61.79
Forfeited	(30,867)	88.73
Outstanding, end of the year	281,408	96.59	1.2	$36,818
The Company issued 105,239, 116,258 and 148,191 of non-vested restricted stock units in 2015, 2014 and 2013, respectively, the majority of which vest on the third anniversary of the grant date (cliff vesting). The weighted average grant-date fair value for non-vested restricted stock units granted during 2015, 2014 and 2013 was $118.00, $97.87 and $75.60, respectively.
The Company recorded $8.8 million of expense related to the portion of the restricted stock units that vested during 2015, which is included in selling, general and administrative expenses. The unamortized share-based compensation cost related to non-vested restricted stock units, net of expected forfeitures, was $11.2 million, which is expected to be recognized over a weighted-average period of 1.7 years. The Company uses treasury stock to provide shares of common stock in connection with vesting of the restricted stock units.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2015	2014	2013
	(Dollars in thousands)
Current:
Federal	$(4,700)	$12,348	$(2,996)
State	2,377	1,912	1,736
Foreign	53,151	30,748	36,422
Deferred:
Federal	(37,504)	(6,593)	(9,565)
State	(3,258)	3,435	(1,825)
Foreign	(2,228)	(13,200)	(225)
	$7,838	$28,650	$23,547
At December 31, 2015, the cumulative unremitted earnings of subsidiaries outside the United States, which are considered non-permanently reinvested and for which U.S. taxes have been provided, approximated $481.7 million.  At December 31, 2015, the cumulative unremitted earnings of subsidiaries outside the United States that are considered permanently reinvested, and, accordingly, for which no income or withholding taxes have been provided, approximated $1,100.6 million. Earnings considered permanently reinvested are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to these earnings. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the United States because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.
The following table summarizes the United States and non-United States components of income from continuing operations before taxes:

	2015	2014	2013
	(Dollars in thousands)
United States	$(19,550)	$(23,875)	$(3,323)
Other	264,196	243,985	179,053
	$244,646	$220,110	$175,730
Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2015	2014	2013
Federal statutory rate	35.00%	35.00%	35.00%
Tax effect of international items	(28.41)	(22.54)	(14.83)
State taxes, net of federal benefit	(0.68)	2.10	(0.32)
Uncertain tax contingencies	(1.89)	(0.83)	(4.06)
Contingent consideration reversals	(0.66)	(1.18)	(2.04)
Other, net	(0.16)	0.47	(0.35)
	3.20%	13.02%	13.40%
The effective income tax rate for 2015 was 3.2% compared to 13.0% for 2014. The effective income tax rate for 2015 was impacted by a tax benefit associated with U.S. federal tax return filings, a benefit associated with legislative tax rate changes, a benefit resulting from a reduction in our U.S. reserves as a result of the conclusion of an audit and a benefit associated with a reduction in the estimated deferred tax with respect to non-permanently reinvested income due to an increase in the estimated foreign tax credits available to reduce the U.S. tax on a future repatriation.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate for 2014 was impacted by a benefit from a shift in the mix of income to jurisdictions with lower statutory tax rates, tax benefits associated with U.S. federal tax return filings and the realization of net tax benefits resulting from the expiration of statutes of limitation for U.S. state and foreign matters.
The Company and its subsidiaries are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, the Company establishes and adjusts reserves with respect to its uncertain tax positions to address developments related to those positions. The Company realized a net benefit of approximately $4.6 million in 2015 as a result of reducing its reserves with respect to uncertain tax positions. The decrease principally resulted from a reduction in our U.S. reserves as a result of the conclusion of an audit, offset by an increase in our foreign reserves with respect to developments in the ongoing tax examination in Germany. The Company realized a net benefit of approximately $1.8 million and $7.1 million in 2014 and 2013, respectively, as a result of reducing its reserves with respect to uncertain tax positions. These reductions principally resulted from the expiration of a number of applicable statutes of limitations.
The following table summarizes significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Tax loss and credit carryforwards	$123,328	$112,796
Pension	57,610	63,669
Reserves and accruals	47,755	43,482
Other	34,568	28,820
Less: valuation allowances	(103,475)	(99,141)
Total deferred tax assets	159,786	149,626
Deferred tax liabilities:
Property, plant and equipment	33,824	32,329
Intangibles — stock acquisitions	361,132	384,734
Unremitted foreign earnings	78,019	116,595
Other	453	11,160
Total deferred tax liabilities	473,428	544,818
Net deferred tax liability	$(313,642)	$(395,192)
Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2015, the tax effect of such carryforwards approximated $123.3 million. Of this amount, $10.5 million has no expiration date, $0.8 million expires after 2015 but before the end of 2020 and $112.0 million expires after 2020. A portion of these carryforwards consists of tax losses and credits obtained by the Company as a result of acquisitions; the utilization of these carryforwards are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent the Company ultimately from utilizing its loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the United States subsidiaries’ taxable income or loss, the state’s proportion of taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $103.5 million and $99.1 million at December 31, 2015 and 2014, respectively, relates principally to the uncertainty of the Company’s ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the twelve month periods ending December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Dollars in thousands)
Balance at January 1	$51,084	$55,771	$62,108
Increase in unrecognized tax benefits related to prior years	2,077	—	—
Decrease in unrecognized tax benefits related to prior years	(15,372)	—	—
Unrecognized tax benefits related to the current year	647	910	1,838
Reductions in unrecognized tax benefits due to settlements	—	(132)	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2,337)	(3,235)	(8,433)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	(1,718)	(2,230)	258
Balance at December 31	$34,381	$51,084	$55,771
The total liabilities associated with the unrecognized tax benefits that, if recognized would impact the effective tax rate for continuing operations, were $17.7 million at December 31, 2015.
The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2015 was $1.6 million and $(0.4) million, respectively; for the year ended December 31, 2014 was $1.0 million and $(0.8) million, respectively; and for the year ended December 31, 2013 was $1.3 million and $(0.8) million, respectively. The corresponding liabilities in the consolidated balance sheets for interest and penalties at December 31, 2015 were $6.5 million and $3.2 million, respectively, and at December 31, 2014 were $6.2 million and $5.0 million, respectively.
The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
United States	2010	2015
Canada	2005	2015
China	2010	2015
Czech Republic	2011	2015
France	2013	2015
Germany	2007	2015
India	2008	2015
Ireland	2011	2015
Italy	2011	2015
Malaysia	2011	2015
Singapore	2011	2015
The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2015, the most significant tax examinations in process are in Austria, Canada, Germany and the United States. The date at which these examinations may be concluded and the ultimate outcome of the examinations is uncertain. As a result of the uncertain outcome of these ongoing examinations, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2015. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next year by a range of zero to $7.4 million.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.  As of December 31, 2015, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from Company funds.
The following table provides information regarding the components of the net benefit expense (income) of the Company's pension and postretirement benefit plans:

	Pension			Other Benefits
	2015	2014	2013	2015	2014	2013
	(Dollars in thousands)
Service cost	$1,880	$1,794	$1,819	$495	$424	$663
Interest cost	17,948	18,000	16,842	1,967	2,169	2,707
Expected return on plan assets	(25,940)	(25,006)	(23,122)	—	—	—
Net amortization and deferral	6,159	4,371	5,847	216	(7)	1,348
Net benefit expense (income)	$47	$(841)	$1,386	$2,678	$2,586	$4,718
The following table provides the weighted average assumptions for United States and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.1%	5.0%	4.3%	4.0%	4.7%	3.8%
Rate of return	8.1%	8.3%	8.3%
Initial healthcare trend rate				7.3%	7.5%	8.2%
Ultimate healthcare trend rate				5.0%	5.0%	5.0%

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides summarized information with respect to the Company’s pension and postretirement benefit plans, measured as of December 31, 2015 and 2014:

	Pension		Other Benefits
	2015	2014	2015	2014
	Under Funded		Under Funded
	(Dollars in thousands)
Benefit obligation, beginning of year	$447,964	$367,731	$53,154	$52,448
Service cost	1,880	1,794	495	424
Interest cost	17,948	18,000	1,967	2,169
Actuarial loss (gain)	(22,880)	82,922	(3,914)	1,273
Currency translation	(2,721)	(2,973)	—	—
Benefits paid	(18,682)	(17,988)	(3,216)	(3,287)
Medicare Part D reimbursement	—	—	130	127
Administrative costs	(1,773)	(1,522)	—	—
Projected benefit obligation, end of year	421,736	447,964	48,616	53,154
Fair value of plan assets, beginning of year	328,830	305,481
Actual return on plan assets	(4,460)	34,332
Contributions	12,797	9,539
Benefits paid	(18,682)	(17,988)
Settlements paid	—	—
Administrative costs	(1,773)	(1,522)
Currency translation	(761)	(1,012)
Fair value of plan assets, end of year	315,951	328,830
Funded status, end of year	$(105,785)	$(119,134)	$(48,616)	$(53,154)

The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the Company's pension and postretirement plans:

	Pension		Other Benefits
	2015	2014	2015	2014
	(Dollars in thousands)
Payroll and benefit-related liabilities	$(1,653)	$(1,779)	$(3,307)	$(3,268)
Pension and postretirement benefit liabilities	(104,132)	(117,355)	(45,309)	(49,886)
Accumulated other comprehensive loss	213,301	213,117	4,223	8,353
	$107,516	$93,983	$(44,393)	$(44,801)

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the amounts recognized in accumulated other comprehensive income (loss) with respect to the plans:

	Pension
	Prior Service Cost (Credit)	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive (Income) Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2013	$182	$144,684	$(52,480)	$92,386
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(34)	(4,337)	1,539	(2,832)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	73,596	(26,131)	47,465
Impact of currency translation	—	(974)	265	(709)
Balance at December 31, 2014	148	212,969	(76,807)	136,310
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(35)	(6,124)	2,164	(3,995)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	7,520	(2,928)	4,592
Impact of currency translation	—	(1,177)	316	(861)
Balance at December 31, 2015	$113	$213,188	$(77,255)	$136,046

	Other Benefits
	Prior Service Cost (Credit)	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive (Income) Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2013	$17	$7,056	$(2,422)	$4,651
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	55	(48)	(4)	3
Amounts arising during the period:
Actuarial changes in benefit obligation	—	1,273	(493)	780
Balance at December 31, 2014	72	8,281	(2,919)	5,434
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	35	(251)	78	(138)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(3,914)	1,459	(2,455)
Balance at December 31, 2015	$107	$4,116	$(1,382)	$2,841

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the weighted average assumptions for United States and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2015	2014	2015	2014
Discount rate	4.5%	4.1%	4.3%	4.0%
Rate of compensation increase	2.8%	3.0%
Initial healthcare trend rate			8.4%	7.3%
Ultimate healthcare trend rate			5.0%	5.0%

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The weighted average discount rates for United States pension plans and other benefit plans of 4.63% and 4.31%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2015. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, the Company determines the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.

Effective December 31, 2015, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for its pension and other postretirement benefits. Previously, the Company used a single equivalent discount rate to estimate the interest and service cost components of net periodic benefit cost. The single discount rate represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date. Under the new method, these components are estimated by applying specific spot rates along the yield curve used by the Company in determining the benefit obligation to their underlying projected cash flow. This change in method provides a more precise estimate of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates and will not affect the measurement of the Company’s pension and postretirement benefit obligations. The Company accounted for this change as a change in accounting estimate, which is applied prospectively. Therefore, adoption of this change had no impact on the results for the year ended December 31, 2015.
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
An increase in the assumed healthcare trend rate of 1% would increase the benefit obligation at December 31, 2015 by $3.8 million and would increase the 2015 benefit expense by $0.2 million. Decreasing this assumed rate by 1% would decrease the benefit obligation at December 31, 2015 by $3.3 million and would decrease the 2015 benefit expense by $0.2 million.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all United States and foreign defined benefit pension plans was $421.2 million and $447.4 million for 2015 and 2014, respectively. All of the Company's pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2015 and 2014.
The Company’s investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the availability of benefits for participants. These investments are primarily comprised of equity and fixed income mutual funds. The Company’s other investments are largely comprised of a hedge fund of funds and a structured credit fund. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. The Company’s target allocation percentage is as follows: equity securities (45%); fixed-income securities (35%) and other securities (20%). Equity funds are held for their expected return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk with respect to plan liabilities. The other investments are held to further diversify assets within the plans and are designed to provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.
The following table provides the fair values of the Company’s pension plan assets at December 31, 2015 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$664	$664
Money market funds	184	184
Equity securities:
Managed volatility (b)	80,052	80,052
United States small/mid-cap equity (c)	18,549	18,549
World Equity (excluding United States) (d)	29,632	29,632
Common Equity Securities – Teleflex Incorporated	15,366	15,366
Diversified United Kingdom Equity	845	845
Diversified Global	2,948	2,948
Emerging Markets	1,055	1,055
Fixed income securities:
Long duration bond fund (e)	80,855	80,855
UK corporate bond fund	2,467	2,467
UK Government bond fund	4,838	4,838
High yield bond fund (f)	10,702	10,702
Emerging markets debt fund (g)	10,060		$10,060
Corporate, government and foreign bonds	75		75
Asset backed – home loans	655		655
Other types of investments:
Structured credit (h)	29,591			$29,591
Hedge fund of funds (i)	22,599			22,599
UK Property Fund (j)	1,654		1,654
Multi asset fund (k)	3,155	3,155
Other	5			5
Total	$315,951	$251,312	$12,444	$52,195

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the fair values of the Company’s pension plan assets at December 31, 2014 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$659	$659
Money market funds	31	31
Equity securities:
Managed volatility (b)	83,068	83,068
United States small/mid-cap equity (c)	20,312	20,312
World Equity (excluding United States) (d)	26,064	26,064
Common Equity Securities – Teleflex Incorporated	13,422	13,422
Diversified United Kingdom Equity	875	875
Diversified Global	2,884	2,884
Emerging Markets	1,266	1,266
Fixed income securities:
Long duration bond fund (e)	92,553	92,553
UK corporate bond fund	2,719	2,719
UK Government bond fund	5,078	5,078
High yield bond fund (f)	11,618	11,618
Emerging markets debt fund (g)	8,531		$8,531
Corporate, government and foreign bonds	81		81
Asset backed – home loans	782		782
Other types of investments:
Structured credit (h)	31,176			$31,176
Hedge fund of funds (i)	23,171			23,171
UK Property Fund (j)	1,549		1,549
Multi asset fund (k)	2,986	2,986
Other	5			5
Total	$328,830	$263,535	$10,943	$54,352

(a)	Information on asset categories described in notes (b)-(k) is derived from prospectuses and other material provided by the respective funds comprising the respective asset categories.

(b)	This category comprises mutual funds that invest in securities of United States and non-United States companies of all capitalization ranges that exhibit relatively low volatility.

(c)
This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of small and mid-sized companies. The fund invests in common stocks or exchange traded funds holding common stock of United States companies with market capitalizations in the range of companies in the Russell 2500 Index.

(d)
This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of foreign companies. These securities may include common stocks, preferred stocks, warrants, exchange traded funds based on an international equity index, derivative instruments whose value is based on an international equity index and derivative instruments whose value is based on an underlying equity security or a basket of equity securities. The fund invests in securities of foreign issuers located in developed and emerging market countries. However, the fund will not invest more than35% of its assets in the common stocks or other equity securities of issuers located in emerging market countries.

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

(i)	This category comprises a hedge fund that invests in various other hedge funds. As of December 31, 2015 and 2014:

•	approximately 41% and 33%, respectively, of the assets of the hedge fund were invested in equity hedge based funds, including equity long/short and equity market neutral strategies;

•	approximately 12% and 10%, respectively, of the assets were held in tactical/directional based funds, including global macro, long/short equity, commodity and systematic quantitative strategies;

•
approximately 19% and 24%, respectively, of the assets were held in relative value based funds, including convertible and fixed income arbitrage, credit long/short and volatility arbitrage strategies; and

•	approximately 28% and 33%, respectively, of the assets were held in funds with an event driven strategy.

(j)
This category comprises a fund that invests primarily in UK freehold and leasehold property. The fund does not invest in higher risk activities such as developments. The fund may invest in indirect vehicles and property derivatives.

(k)	This category comprises a mutual fund that invests primarily in equities and bonds.
The following table provides a reconciliation of changes in pension assets measured at fair value on a recurring basis, using Level 3 inputs, from December 31, 2013 through December 31, 2015:

(Dollars in thousands)
Balance at December 31, 2013	$51,654
Unrealized gain on assets	2,698
Balance at December 31, 2014	54,352
Unrealized gain on assets	(2,157)
Balance at December 31, 2015	$52,195
The Company’s contributions to United States and foreign pension plans during 2016 are required to be approximately $2.4 million. Contributions to postretirement healthcare plans during 2016 are expected to be approximately $3.3 million.
The following table provides information about the Company’s expected benefit payments under its U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.2 million:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension	Other Benefits
	(Dollars in thousands)
2016	$18,580	$3,307
2017	19,394	3,349
2018	20,139	3,323
2019	20,957	3,387
2020	21,602	3,456
Years 2021 — 2025	119,017	17,882
The Company maintains a number of defined contribution savings plans covering eligible United States and non-United States employees. The Company partially matches employee contributions. Costs related to these plans were $12.6 million, $11.5 million and $12.1 million for 2015, 2014 and 2013, respectively.

Note 15 — Commitments and contingent liabilities
Operating leases: The Company uses various leased facilities and equipment in its operations. The lease terms for these leased assets vary depending on the terms of the applicable lease agreement. At December 31, 2015, the Company had no residual value guarantees related to its operating leases.
Future minimum lease payments as of December 31, 2015 under noncancelable operating leases are as follows:

Future Lease Payments
(Dollars in thousands)
2016	$30,191
2017	26,299
2018	19,087
2019	15,746
2020	15,274
2021 and thereafter	13,510
Rental expense under operating leases was $34.6 million, $29.4 million and $26.4 million in 2015, 2014 and 2013, respectively.
Environmental:  The Company is subject to contingencies as a result of environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U. S. Resource Conservation and Recovery Act and similar state laws. These laws require the Company to undertake certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2015 and 2014, the Company has recorded $1.2 million and $1.3 million, respectively, in accrued liabilities and $6.1 million and $6.5 million, respectively, in other liabilities relating to these matters, in each case discounted. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2015. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation:  The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of December 31, 2015 and 2014, the Company has recorded accrued liabilities of approximately

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.5 million and $6.0 million, respectively, in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amounts accrued as of December 31, 2015 and 2014, $1.5 million and $2.4 million, respectively, pertain to discontinued operations.
In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company's post-trial motions seeking to overturn the verdict or reduce the amount of damages were denied in June 2015. The Company has appealed to the Louisiana Court of Appeal. The plaintiff has filed a cross-appeal, seeking to overturn the trial court’s denial of pre-judgment interest on the punitive damages award. As of December 31, 2015, the Company has accrued a liability representing its best estimate of any probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter in excess of $10.0 million will be covered by the Company’s product liability insurance.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of December 31, 2015, the most significant tax examinations in process are in Austria, Canada, Germany and the United States. The Company may establish reserves with respect to uncertain tax positions, after which it adjusts the reserves to address developments with respect to its uncertain tax positions, including developments in these examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
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

As a result of the operating segment changes described above, the Company has the following six reportable operating segments: Vascular North America, Anesthesia North America, Surgical North America, EMEA, Asia and OEM. In connection with the presentation of segment information, the Company will continue to present certain operating segments, which, effective April 1, 2015, include, among others, the Respiratory North America operating segment,

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the “All other” category because they are not material. All prior comparative periods presented in this report have been restated to reflect these changes.

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
The following tables present the Company’s segment results for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Revenue
Vascular North America	$334,938	$311,163	$272,270
Anesthesia North America	189,297	183,909	155,844
Surgical North America	161,230	150,121	146,058
EMEA	514,443	593,065	557,427
Asia	241,726	237,696	207,207
OEM	149,399	143,966	131,173
All other	218,657	219,912	226,292
Consolidated net revenues	$1,809,690	$1,839,832	$1,696,271

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Operating Profit
Vascular North America	$73,284	$53,807	$28,809
Anesthesia North America	48,311	34,566	19,525
Surgical North America	52,529	49,592	50,334
EMEA	92,326	114,650	87,902
Asia	67,887	62,152	63,822
OEM	33,162	30,635	27,328
All other	20,356	19,762	24,565
Total segment operating profit (1)	387,855	365,164	302,285
Unallocated expenses (2)	(71,964)	(80,302)	(69,024)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$315,891	$284,862	$233,261

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

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, restructuring charges and gain on sale of assets.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Depreciation and Amortization
Vascular North America	$37,159	$35,701	$32,644
Anesthesia North America	7,089	11,815	10,339
Surgical North America	12,289	6,316	10,549
EMEA	32,178	38,062	29,947
Asia	11,382	8,515	4,960
OEM	6,834	6,175	4,876
All other	18,403	20,446	14,620
Consolidated depreciation and amortization	$125,334	$127,030	$107,935

Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net revenues (based on the Company's selling location):
United States	$967,819	$916,619	$844,884
Other Americas	56,500	60,736	57,098
Europe	570,672	664,982	568,559
All other	214,699	197,495	225,730
	$1,809,690	$1,839,832	$1,696,271
Net property, plant and equipment:
United States	$178,895	$174,893	$203,985
Malaysia	33,777	36,427	29,313
Ireland	33,219	29,746	15,927
Czech Republic	32,305	35,655	41,607
All other	37,927	40,714	35,068
	$316,123	$317,435	$325,900

Note 17 — Condensed consolidating guarantor financial information
In April 2015, pursuant to an exchange offer registered under the Securities Act of 1933, Teleflex Incorporated (referred to below as “Parent Company”) exchanged $250 million of its 5.25% Senior Notes due 2024 for a like principal amount of substantially identical notes that it issued in a private placement in May 2014. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014 and 2013 and condensed consolidating balance sheets as of December 31, 2015 and 2014 provide consolidated information for:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries, on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
The same accounting policies as described in Note 1 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidating financial information, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.
Consolidating entries and eliminations in the following condensed consolidated financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.
The condensed consolidating statement of cash flows for the Non-Guarantor Subsidiaries and eliminations for the years ended December 31, 2014 and 2013 have been revised to properly reflect the intercompany dividends paid and intercompany dividends received between Non-Guarantor Subsidiaries. Previously, intercompany dividends paid and received among Non-Guarantor Subsidiaries were presented on a gross basis resulting in the overstatement or understatement of cash flows from operations, investing and financing activities. To correct this error, the condensed consolidating statement of cash flows for the year ended December 31, 2014 has been revised as follows: In the Non-Guarantor Subsidiaries column, net cash provided by (used in) operating activities from continuing operations has been changed from $123,545 to $52,634, intercompany dividends received (within cash flows from investing activities of continuing operations) has been changed from $229,782 to $0 (and the intercompany dividends received line item was removed) and intercompany dividends paid (within cash flows from financing activities of continuing operations) changed from $(305,122) to $(4,429). In the eliminations column, net cash provided by (used in) operating activities from continuing operations changed from $(75,340) to $(4,429), intercompany dividends received, which is included in cash flows from investing activities of continuing operations, changed from $(229,782) to $0 (and the intercompany dividends received line item was removed) and intercompany dividends paid, which is included in cash flows from financing activities of continuing operations, changed from $305,122 to $4,429.
The condensed consolidating statement of cash flows for the year ended December 31, 2013 has been revised as follows: In the Non-Guarantor Subsidiaries column, net cash provided by (used in) operating activities from continuing operations has been changed from $304,278 to $240,640 and intercompany dividends paid (within cash flows from financing activities of continuing operations) changed from $(130,502) to $(66,866). In the eliminations column, net cash provided by (used in) operating activities from continuing operations changed from $(147,902) to $(66,866) and intercompany dividends paid, which is included in cash flows from financing activities of continuing operations changed from $147,902 to $66,866.

The Company also made revisions to the classification of certain balances related to intercompany transactions in the condensed consolidating statements of income and comprehensive income for the year ended December 31, 2014 and the condensed consolidating balance sheet at December 31, 2014 as well as the condensed consolidating statement of cash flows for the year ended December 31, 2014.

These revisions, individually and in the aggregate, had no impact on the consolidated results of the Company and are not material to the condensed consolidating guarantor financial information for any of the periods subject to previously filed condensed consolidating guarantor financial information.

The Company will revise its condensed consolidated guarantor financial information for the interim period ended March 29, 2015 in its quarterly report on Form 10-Q to be filed for the fiscal quarter ending March 27, 2016.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,079,180	$1,107,565	$(377,055)	$1,809,690
Cost of goods sold	—	646,427	593,855	(374,995)	865,287
Gross profit	—	432,753	513,710	(2,060)	944,403
Selling, general and administrative expenses	42,435	336,049	191,029	(531)	568,982
Research and development expenses	—	30,359	21,760	—	52,119
Restructuring charges	—	6,731	1,088	—	7,819
Gain on sale of assets	—	—	(408)	—	(408)
(Loss) income from continuing operations before interest, loss on extinguishment of debt and taxes	(42,435)	59,614	300,241	(1,529)	315,891
Interest, net	132,711	(76,873)	4,953	—	60,791
Loss on extinguishment of debt	10,454	—	—	—	10,454
(Loss) income from continuing operations before taxes	(185,600)	136,487	295,288	(1,529)	244,646
(Benefit) taxes on (loss) income from continuing operations	(66,264)	27,260	46,804	38	7,838
Equity in net income of consolidated subsidiaries	355,138	235,810	1,086	(592,034)	—
Income from continuing operations	235,802	345,037	249,570	(593,601)	236,808
Operating (loss) income from discontinued operations	(1,734)	—	4	—	(1,730)
(Benefit) taxes on (loss) income from discontinued operations	(10,795)	—	160	—	(10,635)
Income (loss) from discontinued operations	9,061	—	(156)	—	8,905
Net income	244,863	345,037	249,414	(593,601)	245,713
Less: Income from continuing operations attributable to noncontrolling interest	—	—	850	—	850
Net income attributable to common shareholders	244,863	345,037	248,564	(593,601)	244,863
Other comprehensive loss attributable to common shareholders	(110,229)	(110,604)	(120,439)	231,043	(110,229)
Comprehensive income attributable to common shareholders	$134,634	$234,433	$128,125	$(362,558)	$134,634

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,078,851	$1,132,152	$(371,171)	$1,839,832
Cost of goods sold	—	652,742	608,256	(363,594)	897,404
Gross profit	—	426,109	523,896	(7,577)	942,428
Selling, general and administrative expenses	42,829	326,282	209,930	(384)	578,657
Research and development expenses	—	40,546	20,494	—	61,040
Restructuring charges	—	10,189	7,680	—	17,869
(Loss) income from continuing operations before interest and taxes	(42,829)	49,092	285,792	(7,193)	284,862
Interest, net	144,869	(85,886)	5,769	—	64,752
(Loss) income from continuing operations before taxes	(187,698)	134,978	280,023	(7,193)	220,110
(Benefit) taxes on (loss) income from continuing operations	(68,307)	68,690	28,159	108	28,650
Equity in net income of consolidated subsidiaries	308,396	233,827	252	(542,475)	—
Income from continuing operations	189,005	300,115	252,116	(549,776)	191,460
Operating loss from discontinued operations	(2,196)	—	(1,211)	—	(3,407)
(Benefit) taxes on loss from discontinued operations	(870)	—	172	—	(698)
Loss from discontinued operations	(1,326)	—	(1,383)	—	(2,709)
Net income	187,679	300,115	250,733	(549,776)	188,751
Less: Income from continuing operations attributable to noncontrolling interests	—	—	1,072	—	1,072
Net income attributable to common shareholders	187,679	300,115	249,661	(549,776)	187,679
Other comprehensive loss attributable to common shareholders	(150,040)	(105,872)	(126,317)	232,189	(150,040)
Comprehensive income attributable to common shareholders	$37,639	$194,243	$123,344	$(317,587)	$37,639

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,001,404	$963,184	$(268,317)	$1,696,271
Cost of goods sold	—	582,110	543,717	(268,501)	857,326
Gross profit	—	419,294	419,467	184	838,945
Selling, general and administrative expenses	39,176	284,960	178,358	(307)	502,187
Research and development expenses	—	55,694	9,351	—	65,045
Restructuring and other impairment charges	935	15,288	22,229	—	38,452
(Loss) income from continuing operations before interest, loss on extinguishment of debt and taxes	(40,111)	63,352	209,529	491	233,261
Interest, net	134,864	(85,063)	6,480	—	56,281
Loss on extinguishment of debt	1,250	—	—	—	1,250
(Loss) income from continuing operations before taxes	(176,225)	148,415	203,049	491	175,730
(Benefit) taxes on (loss) income from continuing operations	(63,857)	42,804	45,354	(754)	23,547
Equity in net income of consolidated subsidiaries	263,469	141,773	288	(405,530)	—
Income from continuing operations	151,101	247,384	157,983	(404,285)	152,183
Operating loss from discontinued operations	(1,947)	—	(258)	—	(2,205)
(Benefit) taxes on loss from discontinued operations	(1,727)	(170)	127	—	(1,770)
(Loss) income from discontinued operations	(220)	170	(385)	—	(435)
Net income	150,881	247,554	157,598	(404,285)	151,748
Less: Income from continuing operations attributable to noncontrolling interests	—	—	867	—	867
Net income attributable to common shareholders	150,881	247,554	156,731	(404,285)	150,881
Other comprehensive income (loss) attributable to common shareholders	21,193	(5,304)	5,442	(138)	21,193
Comprehensive income attributable to common shareholders	$172,074	$242,250	$162,173	$(404,423)	$172,074

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$21,612	$—	$316,754	$—	$338,366
Accounts receivable, net	2,538	4,326	251,166	4,386	262,416
Accounts receivable from consolidated subsidiaries	5,276	2,412,079	289,697	(2,707,052)	—
Inventories, net	—	205,163	149,705	(24,593)	330,275
Prepaid expenses and other current assets	13,103	4,702	16,037	3,665	37,507
Prepaid taxes	16,686	—	14,622	(413)	30,895
Assets held for sale	2,901	—	4,071	—	6,972
Total current assets	62,116	2,626,270	1,042,052	(2,724,007)	1,006,431
Property, plant and equipment, net	2,931	174,674	138,518	—	316,123
Goodwill	—	705,753	590,099	—	1,295,852
Intangibles assets, net	—	762,084	437,891	—	1,199,975
Investments in affiliates	5,724,226	1,360,045	23,065	(7,107,184)	152
Deferred tax assets	91,432	—	8,042	(97,133)	2,341
Notes receivable and other amounts due from consolidated subsidiaries	1,358,446	1,658,092	—	(3,016,538)	—
Other assets	26,752	6,615	24,275	—	57,642
Total assets	$7,265,903	$7,293,533	$2,263,942	$(12,944,862)	$3,878,516
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$376,642	$—	$43,300	$—	$419,942
Accounts payable	1,945	27,527	36,833	—	66,305
Accounts payable to consolidated subsidiaries	2,478,109	201,400	27,543	(2,707,052)	—
Accrued expenses	15,399	22,281	26,337	—	64,017
Current portion of contingent consideration	—	7,291	—	—	7,291
Payroll and benefit-related liabilities	21,617	29,305	33,736	—	84,658
Accrued interest	7,455	—	25	—	7,480
Income taxes payable	—	—	8,144	(85)	8,059
Other current liabilities	1,300	2,679	4,981	—	8,960
Total current liabilities	2,902,467	290,483	180,899	(2,707,137)	666,712
Long-term borrowings	646,000	—	—	—	646,000
Deferred tax liabilities	—	376,738	36,378	(97,133)	315,983
Pension and other postretirement benefit liabilities	100,355	32,274	16,812	—	149,441
Noncurrent liability for uncertain tax positions	1,151	17,722	21,527	—	40,400
Notes payable and other amounts due to consolidated subsidiaries	1,585,727	1,253,189	177,622	(3,016,538)	—
Other liabilities	20,931	15,685	12,271	—	48,887
Total liabilities	5,256,631	1,986,091	445,509	(5,820,808)	1,867,423
Total common shareholders' equity	2,009,272	5,307,442	1,816,612	(7,124,054)	2,009,272
Noncontrolling interest	—	—	1,821	—	1,821
Total equity	2,009,272	5,307,442	1,818,433	(7,124,054)	2,011,093
Total liabilities and equity	$7,265,903	$7,293,533	$2,263,942	$(12,944,862)	$3,878,516

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,996	$—	$275,240	$—	$303,236
Accounts receivable, net	2,346	2,422	265,081	3,855	273,704
Accounts receivable from consolidated subsidiaries	35,996	2,303,284	272,810	(2,612,090)	—
Inventories, net	—	204,335	154,544	(23,286)	335,593
Prepaid expenses and other current assets	14,301	4,786	13,102	3,508	35,697
Prepaid taxes	23,493	—	16,763	—	40,256
Assets held for sale	2,901	—	4,521	—	7,422
Total current assets	107,033	2,514,827	1,002,061	(2,628,013)	995,908
Property, plant and equipment, net	3,489	170,054	143,892	—	317,435
Goodwill	—	703,663	619,890	—	1,323,553
Intangibles assets, net	—	743,222	473,498	—	1,216,720
Investments in affiliates	5,680,328	1,359,661	21,253	(7,060,092)	1,150
Deferred tax assets	82,492	—	6,867	(85,348)	4,011
Notes receivable and other amounts due from consolidated subsidiaries	1,009,686	1,489,994	—	(2,499,680)	—
Other assets	27,999	6,801	29,210	—	64,010
Total assets	$6,911,027	$6,988,222	$2,296,671	$(12,273,133)	$3,922,787
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$363,701	$—	$4,700	$—	$368,401
Accounts payable	1,449	32,692	29,959	—	64,100
Accounts payable to consolidated subsidiaries	2,259,891	188,908	163,291	(2,612,090)	—
Accrued expenses	17,149	21,479	33,755	—	72,383
Current portion of contingent consideration	—	11,276	—	—	11,276
Payroll and benefit-related liabilities	20,693	27,228	37,521	—	85,442
Accrued interest	9,152	—	17	—	9,169
Income taxes payable	—	—	13,634	134	13,768
Other current liabilities	5	3,065	5,160	—	8,230
Total current liabilities	2,672,040	284,648	288,037	(2,611,956)	632,769
Long-term borrowings	700,000	—	—	—	700,000
Deferred tax liabilities	—	444,887	39,663	(85,347)	399,203
Pension and other postretirement benefit liabilities	110,830	35,074	21,337	—	167,241
Noncurrent liability for uncertain tax positions	11,431	15,569	23,884	—	50,884
Notes payable and other amounts due to consolidated subsidiaries	1,483,984	915,163	100,533	(2,499,680)	—
Other liabilities	21,433	24,900	12,658	—	58,991
Total liabilities	4,999,718	1,720,241	486,112	(5,196,983)	2,009,088
Total common shareholders' equity	1,911,309	5,267,981	1,808,169	(7,076,150)	1,911,309
Noncontrolling interest	—	—	2,390	—	2,390
Total equity	1,911,309	5,267,981	1,810,559	(7,076,150)	1,913,699
Total liabilities and equity	$6,911,027	$6,988,222	$2,296,671	$(12,273,133)	$3,922,787

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(147,704)	$134,817	$320,145	$(3,812)	$303,446
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(124)	(32,797)	(28,527)	—	(61,448)
Payments for businesses and intangibles acquired, net of cash acquired	—	(60,336)	(33,472)	—	(93,808)
Proceeds from sale of assets	408	—	—	—	408
Investments in affiliates	—	—	(121,850)	121,850	—
Net cash provided by (used in) investing activities from continuing operations	284	(93,133)	(183,849)	121,850	(154,848)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	288,100	—	—	—	288,100
Reduction in borrowings	(303,757)	—	—	—	(303,757)
Debt extinguishment, issuance and amendment fees	(9,017)	—	—	—	(9,017)
Proceeds from share based compensation plans and the related tax impacts	4,994	—	—	—	4,994
Payments to noncontrolling interest shareholders	—	—	(1,343)	—	(1,343)
Payments for contingent consideration	—	(8,028)	—	—	(8,028)
Proceeds from issuance of shares	—	121,850	—	(121,850)	—
Dividends paid	(56,532)	—	—	—	(56,532)
Intercompany transactions	219,035	(155,506)	(63,529)	—	—
Intercompany dividends paid	—	—	(3,812)	3,812	—
Net cash provided by (used in) financing activities from continuing operations	142,823	(41,684)	(68,684)	(118,038)	(85,583)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,787)	—	(849)	—	(2,636)
Net cash used in discontinued operations	(1,787)	—	(849)	—	(2,636)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25,249)	—	(25,249)
Net (decrease) increase in cash and cash equivalents	(6,384)	—	41,514	—	35,130
Cash and cash equivalents at the beginning of the year	27,996	—	275,240	—	303,236
Cash and cash equivalents at the end of the year	$21,612	$—	$316,754	$—	$338,366

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(105,467)	$347,503	$52,634	$(4,429)	$290,241
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(2,273)	(30,586)	(34,712)	—	(67,571)
Payments for businesses and intangibles acquired, net of cash acquired	—	(17,241)	(28,536)	—	(45,777)
Proceeds from sale of assets and investments	1,669	3,421	161	—	5,251
Investments in affiliates	(60)	20	—	—	(40)
Net cash used in investing activities from continuing operations	(664)	(44,386)	(63,087)	—	(108,137)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	250,000	—	—	—	250,000
Reduction in borrowings	(480,102)	—	—	—	(480,102)
Debt issuance and amendment fees	(4,494)	—	—	—	(4,494)
Proceeds from share based compensation plans and the related tax impacts	4,245	—	—	—	4,245
Payments to noncontrolling interest shareholders	—	—	(1,094)	—	(1,094)
Dividends paid	(56,258)	—	—	—	(56,258)
Intercompany transactions	381,663	(317,617)	(64,046)	—	—
Intercompany dividends paid	—	—	(4,429)	4,429	—
Net cash provided by (used in) financing activities from continuing operations	95,054	(317,617)	(69,569)	4,429	(287,703)
Cash flows from discontinued operations:
Net cash used in operating activities	(3,676)	—	—	—	(3,676)
Net cash used in discontinued operations	(3,676)	—	—	—	(3,676)
Effect of exchange rate changes on cash and cash equivalents	—	—	(19,473)	—	(19,473)
Net decrease in cash and cash equivalents	(14,753)	(14,500)	(99,495)	—	(128,748)
Cash and cash equivalents at the beginning of the year	42,749	14,500	374,735	—	431,984
Cash and cash equivalents at the end of the year	$27,996	$—	$275,240	$—	$303,236

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(123,765)	$181,290	$240,640	$(66,866)	$231,299
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(1,553)	(47,633)	(14,394)	—	(63,580)
Payments for businesses and intangibles acquired, net of cash acquired	—	(250,912)	(58,096)	—	(309,008)
Investments in affiliates	(50)	—	—	—	(50)
Net cash used in investing activities from continuing operations	(1,603)	(298,545)	(72,490)	—	(372,638)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	680,000	—	—	—	680,000
Reduction in borrowings	(375,000)	—	—	—	(375,000)
Debt extinguishment, issuance and amendment fees	(6,400)	—	—	—	(6,400)
Proceeds from share based compensation plans and the related tax impacts	6,181	—	—	—	6,181
Payments to noncontrolling interest shareholders	—	—	(736)	—	(736)
Payments for contingent consideration	—	(14,802)	(2,156)	—	(16,958)
Dividends paid	(55,917)	—	—	—	(55,917)
Intercompany transactions	(148,880)	144,568	4,312	—	—
Intercompany dividends paid	—		(66,866)	66,866	—
Net cash provided by (used in) financing activities from continuing operations	99,984	129,766	(65,446)	66,866	231,170
Cash flows from discontinued operations:
Net cash used in operating activities	(2,727)	—	(600)	—	(3,327)
Net cash used in discontinued operations	(2,727)	—	(600)	—	(3,327)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,441	—	8,441
Net (decrease) increase in cash and cash equivalents	(28,111)	12,511	110,545	—	94,945
Cash and cash equivalents at the beginning of the year	70,860	1,989	264,190	—	337,039
Cash and cash equivalents at the end of the year	$42,749	$14,500	$374,735	$—	$431,984

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Divestiture-related activities
Assets Held for Sale
The table below provides information regarding assets held for sale at December 31, 2015 and 2014. At December 31, 2015, these assets consisted of two buildings, which the Company is actively marketing.

	2015	2014
Assets held for sale:	(Dollars in thousands)
Property, plant and equipment	$6,972	$7,422
Total assets held for sale	$6,972	$7,422
Discontinued Operations
The Company has recorded $1.7 million, $3.4 million and $2.2 million of expense during 2015, 2014 and 2013, respectively, associated with retained liabilities related to businesses that have been divested. The tax benefit on loss from discontinued operations in 2015 was impacted by a reduction in U.S. reserves as a result of the conclusion of an audit.
The results of the Company’s discontinued operations for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(Dollars in thousands)
Costs and other expenses	$1,730	$3,407	$2,205
Loss from discontinued operations before income taxes	(1,730)	(3,407)	(2,205)
Tax (benefit) on loss from discontinued operations	(10,635)	(698)	(1,770)
Income (loss) from discontinued operations	$8,905	$(2,709)	$(435)

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Subsequent event
2016 Manufacturing Footprint Realignment Plan
On February 23, 2016, the Board of Directors of the Company approved a restructuring plan (the “Plan") designed to reduce costs, improve operating efficiencies and enhance the Company’s long term competitive position.  The Plan, which was developed in response to continuing cost pressures in the healthcare industry, involves the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities, and will primarily include the relocation of certain manufacturing locations and relocation and outsourcing of certain distribution operations. These actions will commence in the second quarter 2016 and are expected to be substantially completed by the end of 2018.

The Company estimates that it will incur aggregate pre-tax charges in connection with the Plan of between approximately $34 million to $44 million, of which an estimated $27 million to $31 million are expected to result in future cash outlays. Most of these charges are expected to be incurred prior to the end of 2018.
The following table provides a summary of the Company's current cost estimates by major type of expense associated with the Plan:

Type of expense	Total estimated amount expected to be incurred

Employee termination benefits	$14 million to $18 million
Facility closure and other exit costs (1)	$2 million to $3 million
Accelerated depreciation charges	$10 million to $13 million
Other (2)	$8 million to $10 million
$34 million to $44 million
(1)    Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.
(2)     Consists of other costs directly related to the Plan, including project management, legal and other regulatory costs.

As the Plan is implemented, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with generally accepted accounting principles.

QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share)
2015:
Net revenues	$429,430	$452,045	$443,714	$484,501
Gross profit	222,637	233,237	228,213	260,316
Income from continuing operations before interest, loss on extinguishment of debt and taxes	65,608	76,986	76,550	96,747
Income from continuing operations	39,273	45,199	61,571	90,765
Loss from discontinued operations	(703)	(190)	(719)	10,517
Net income	38,570	45,009	60,852	101,282
Less: Income from continuing operations attributable to noncontrolling interest	218	446	28	158
Net income attributable to common shareholders	38,352	44,563	60,824	101,124
Earnings per share available to common shareholders — basic(1):
Income from continuing operations	$0.94	$1.08	$1.48	$2.18
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	0.25
Net income	$0.92	$1.07	$1.46	$2.43
Earnings per share available to common shareholders — diluted(1):
Income from continuing operations	$0.83	$0.93	$1.27	$1.88
Loss from discontinued operations	(0.02)	—	(0.02)	0.21
Net income	$0.81	$0.93	$1.25	$2.09
2014:
Net revenues	$438,546	$468,105	$457,173	$476,008
Gross profit	221,159	244,088	236,166	241,015
Income from continuing operations before interest and taxes	59,020	74,752	81,935	69,155
Income from continuing operations	35,269	48,830	55,228	52,133
Loss from discontinued operations	(125)	(1,125)	(271)	(1,188)
Net income	35,144	47,705	54,957	50,945
Less: Income from continuing operations attributable to noncontrolling interest	186	453	126	307
Net income attributable to common shareholders	34,958	47,252	54,831	50,638
Earnings per share available to common shareholders — basic(1):
Income from continuing operations	$0.85	$1.17	$1.33	$1.25
Loss from discontinued operations	—	(0.03)	(0.01)	(0.03)
Net income	$0.85	$1.14	$1.32	$1.22
Earnings per share available to common shareholders — diluted(1):
Income from continuing operations	$0.77	$1.04	$1.18	$1.10
Loss from discontinued operations	(0.01)	(0.02)	—	(0.03)
Net income	$0.76	$1.02	$1.18	$1.07

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2015	$8,783	$1,618	$(1,387)	$(988)	$8,026
December 31, 2014	$10,722	$1,882	$(2,738)	$(1,083)	$8,783
December 31, 2013	$7,818	$4,414	$(1,446)	$(64)	$10,722
INVENTORY RESERVE

	Balance at Beginning of Year	Additions Charged to Income	Inventory Write-offs	Translation and Other	Balance at End of Year
December 31, 2015
Raw material	$6,891	$4,102	$(1,611)	$(1,805)	$7,577
Work-in-process	509	579	(554)	2,605	3,139
Finished goods	26,474	15,060	(13,653)	(2,081)	25,800
	$33,874	$19,741	$(15,818)	$(1,281)	$36,516
December 31, 2014
Raw material	$5,687	$1,840	$(2,391)	$1,755	$6,891
Work-in-process	1,729	1,239	(1,720)	(739)	509
Finished goods	24,957	10,135	(7,317)	(1,301)	26,474
	$32,373	$13,214	$(11,428)	$(285)	$33,874
December 31, 2013
Raw material	$9,394	$1,931	$(5,774)	$136	$5,687
Work-in-process	1,646	855	(340)	(432)	1,729
Finished goods	20,663	11,440	(11,663)	4,517	24,957
	$31,703	$14,226	$(17,777)	$4,221	$32,373
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2015	$99,141	$5,681	$(190)	$(1,157)	$103,475
December 31, 2014	$86,510	$13,331	$(3,741)	$3,041	$99,141
December 31, 2013	$69,527	$21,118	$(1,553)	$(2,582)	$86,510

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description
*3.1.1	—	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the period ended June 30, 1985.
*3.1.2	—	Amendment to Article Thirteenth of the Company’s Articles of Incorporation is incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the period ended June 28, 1987.
*3.1.3	—	Amendment to the first paragraph of Article Fourth of the Company’s Articles of Incorporation is incorporated by reference to Proposal 2 of the Company’s Proxy Statement filed on March 29, 2007.
*3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 7, 2009).
*4.1.1	—
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

*4.1.5	—	Form of 5.25% Senior Notes due 2024 (incorporated by reference to Exhibit A in Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2014).
*10.1	—	Teleflex Incorporated Retirement Income Plan, as amended and restated effective January 1, 2014.
+*10.2.1	—	Amended and Restated Teleflex Incorporated Deferred Compensation Plan, dated December 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 22, 2013).
+10.2.2	—	First Amendment to the Teleflex Incorporated Deferred Compensation Plan, dated December 11, 2015.
*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2014.
10.3.2	—	Special Amendment to Teleflex 401(k) Savings Plan, dated August 12, 2015.
+*10.4.1	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
+*10.4.2	—	Amendment dated March 28, 2012, to 2000 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2012).
+*10.5.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
+*10.5.2	—	Amendment dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
*10.5.3	—
Form of Stock Option Agreement for stock options granted on or after January 1, 2013 under the Company’s 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5.3 to the Company's Form 10-K filed on February 24, 2014).

*10.5.4	—
Form of Restricted Stock Award Agreement for restricted stock awards granted on or after January 1, 2013 under the Company’s 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5.4 to the Company's Form 10-K filed on February 24, 2014).

+*10.5.5	—
Restricted Stock Award Agreement between the Company and Benson F. Smith for restricted stock award granted on March 14, 2013 (incorporated by reference to Exhibit 10.5.5 to the Company's Form 10-K filed on February 24, 2014).

+10.5.6	—	Form of Stock Option Agreement for stock options granted to Benson F. Smith under the Company's 2014 Stock Incentive Plan.
+10.5.7	—	Form of Restricted Stock Award Agreement for restricted stock awards granted to Benson F. Smith under the Company's 2014 Stock Incentive Plan.

Exhibit No.		Description
+*10.6	—
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

+*10.10	—	Executive Change In Control Agreement, dated May 1, 2015, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 30, 2015).
+*10.11	—	Senior Executive Officer Severance Agreement, dated May 1, 2015, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 30, 2015).
+*10.12.1	—
Letter Agreement, dated as of May 1, 2015, between the Company and Liam Kelly, relating to compensation and benefits to be provided to Mr. Kelly in connection with his appointment as Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on July 30, 2015).

+*10.13	—
Senior Executive Officer Severance Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 30, 2013).

+*10.14	—	Executive Change In Control Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on April 30, 2013).
+*10.15.1	—	Contract of Employment, dated September 27, 2011, between the Company and Thomas Anthony Kennedy (incorporated by reference to Exhibit 10.15.1 to the Company’s Form 10-K filed on February 20, 2015).
+*10.15.2	—
Letter Agreement, dated April 29, 2013, between the Company and Thomas Anthony Kennedy, relating to Mr. Kennedy's appointment as Senior Vice President, Global Operations (incorporated by reference to Exhibit 10.15.2 to the Company’s Form 10-K filed on February 20, 2015).

+*10.16	—
Letter Agreement, dated March 8, 2013, between the Company and Cameron Hicks relating to Mr. Hicks' employment as Vice President, Global Human Resources (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on February 20, 2015).

+*10.17	—	Contract of Employment, dated November 26, 2012, between the Company and Karen Boylan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on February 20, 2015).
+10.18	—	Senior Executive Officer Severance Agreement, dated February 17, 2016, between the Company and James J. Leyden.
+10.19	—	Executive Change In Control Agreement, dated February 17, 2016, between the Company and James J. Leyden.
+10.20	—	Senior Executive Officer Severance Agreement, dated February 17, 2016, between the Company and Cameron P. Hicks.
+10.21	—	Executive Change In Control Agreement, dated February 17, 2016, between the Company and Cameron P. Hicks.
*10.22.1	—
Credit Agreement, dated July 16, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2013).

*10.22.2	—
Consent and Amendment No. 1, dated March 27, 2014, to Credit Agreement dated as of July 16, 2013 among the Company, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 2, 2014).

Exhibit No.		Description
*10.23	—
Convertible Bond Hedge Transaction Confirmation, dated August 3, 2010, between the Company and Bank of America, National Association, as dealer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2010).

*10.24	—
Convertible Bond Hedge Transaction Confirmation, dated August 3, 2010, between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, as dealer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2010).

*10.25	—
Issuer Warrant Transaction Confirmation, dated August 3, 2010, between the Company and Bank of America, National Association, as dealer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 9, 2010).

*10.26	—
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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; and (vi) Notes to Consolidated Financial Statements.

_____________________________________________________

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.