Form 10-Q
period 2016-03-27
TELEFLEX INC
filed 2016-04-28
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 43,595,541 shares of common stock, par value $1.00 per share, outstanding as of April 25, 2016.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 27, 2016

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars and shares in thousands, except per share)
Net revenues	$424,893	$429,430
Cost of goods sold	199,746	206,793
Gross profit	225,147	222,637
Selling, general and administrative expenses	136,348	139,697
Research and development expenses	12,353	12,884
Restructuring charges	9,968	4,448
Gain on sale of assets	(1,019)	—
Income from continuing operations before interest and taxes	67,497	65,608
Interest expense	13,784	17,172
Interest income	(80)	(169)
Income from continuing operations before taxes	53,793	48,605
Taxes on income from continuing operations	2,613	9,332
Income from continuing operations	51,180	39,273
Operating loss from discontinued operations	(382)	(499)
(Benefit) taxes on loss from discontinued operations	(70)	204
Loss from discontinued operations	(312)	(703)
Net income	50,868	38,570
Less: Income from continuing operations attributable to noncontrolling interest	179	218
Net income attributable to common shareholders	$50,689	$38,352
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.22	$0.94
Loss from discontinued operations	—	(0.02)
Net income	$1.22	$0.92
Diluted:
Income from continuing operations	$1.05	$0.83
Loss from discontinued operations	(0.01)	(0.02)
Net income	$1.04	$0.81
Dividends per share	$0.34	$0.34
Weighted average common shares outstanding
Basic	41,647	41,469
Diluted	48,782	47,295
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$51,001	$39,055
Loss from discontinued operations, net of tax	(312)	(703)
Net income	$50,689	$38,352

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in thousands)
Net income	$50,868	$38,570
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(4,177) and $23,438	20,455	(83,090)
Pension and other postretirement benefit plans adjustment, net of tax of $(629) and $(886)	1,238	1,906
Derivatives qualifying as hedges, net of tax of $(379) and $(25)	1,480	44
Other comprehensive income (loss), net of tax:	23,173	(81,140)
Comprehensive income (loss)	74,041	(42,570)
Less: comprehensive income attributable to non-controlling interest	158	279
Comprehensive income (loss) attributable to common shareholders	$73,883	$(42,849)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27, 2016	December 31, 2015
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$392,558	$338,366
Accounts receivable, net	274,660	262,416
Inventories, net	338,906	330,275
Prepaid expenses and other current assets	40,733	34,915
Prepaid taxes	31,098	30,895
Assets held for sale	7,054	6,972
Total current assets	1,085,009	1,003,839
Property, plant and equipment, net	318,183	316,123
Goodwill	1,303,456	1,295,852
Intangible assets, net	1,188,853	1,199,975
Investments in affiliates	196	152
Deferred tax assets	2,358	2,341
Other assets	45,411	53,492
Total assets	$3,943,466	$3,871,774
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$421,198	$417,350
Accounts payable	73,313	66,305
Accrued expenses	68,797	64,017
Current portion of contingent consideration	7,397	7,291
Payroll and benefit-related liabilities	72,031	84,658
Accrued interest	6,635	7,480
Income taxes payable	12,700	8,059
Other current liabilities	12,604	8,960
Total current liabilities	674,675	664,120
Long-term borrowings	641,973	641,850
Deferred tax liabilities	322,043	315,983
Pension and postretirement benefit liabilities	146,804	149,441
Noncurrent liability for uncertain tax provisions	26,168	40,400
Other liabilities	57,728	48,887
Total liabilities	1,869,391	1,860,681
Commitments and contingencies
Convertible notes - redeemable equity component (Note 15)	12,877	—
Mezzanine equity	12,877	—
Total common shareholders' equity	2,059,219	2,009,272
Noncontrolling interest	1,979	1,821
Total equity	2,061,198	2,011,093
Total liabilities and equity	$3,943,466	$3,871,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in thousands)
Cash flows from operating activities of continuing operations
Net income	$50,868	$38,570
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	312	703
Depreciation expense	12,602	10,915
Amortization expense of intangible assets	15,357	14,740
Amortization expense of deferred financing costs and debt discount	4,377	4,195
Gain on sale of assets	(1,019)	—
Changes in contingent consideration	377	382
Stock-based compensation	3,437	3,832
Deferred income taxes, net	756	1,085
Other	(3,114)	(4,294)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(10,568)	(21,906)
Inventories	(5,104)	(14,578)
Prepaid expenses and other current assets	(3,749)	(4,756)
Accounts payable and accrued expenses	4,502	3,819
Income taxes receivable and payable, net	(2,202)	9,651
Net cash provided by operating activities from continuing operations	66,832	42,358
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(7,822)	(14,445)
Proceeds from sale of assets	1,251	—
Payments for businesses and intangibles acquired, net of cash acquired	—	(7,375)
Net cash used in investing activities from continuing operations	(6,571)	(21,820)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	—	30,000
Reduction in borrowings	(9)	(52)
Net proceeds from share based compensation plans and the related tax impacts	3,180	(289)
Payments for contingent consideration	(61)	(3,989)
Dividends paid	(14,179)	(14,118)
Net cash used in financing activities from continuing operations	(11,069)	11,552
Cash flows from discontinued operations:
Net cash used in operating activities	(126)	(1,126)
Net cash used in discontinued operations	(126)	(1,126)
Effect of exchange rate changes on cash and cash equivalents	5,126	(25,441)
Net increase in cash and cash equivalents	54,192	5,523
Cash and cash equivalents at the beginning of the period	338,366	303,236
Cash and cash equivalents at the end of the period	$392,558	$308,759

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2015	43,517	$43,517	$440,127	$2,016,176	$(371,124)	1,908	$(119,424)	$1,821	$2,011,093
Net income				50,689				179	50,868
Cash dividends ($0.34 per share)				(14,179)					(14,179)
Other comprehensive income					23,194			(21)	23,173
Distributions to noncontrolling interest shareholders
Settlements of convertible notes			(5)				5		—
Settlements of note hedges associated with convertible notes			11				(10)		1
Reclassification of convertible notes to mezzanine equity			(12,877)						(12,877)
Shares issued under compensation plans	62	62	2,413			(41)	568		3,043
Deferred compensation						(2)	76		76
Balance as of March 27, 2016	43,579	$43,579	$429,669	$2,052,686	$(347,930)	1,865	$(118,785)	$1,979	$2,061,198
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
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in the Company's annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, the Company's quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Effective April 1, 2015, the Company reorganized certain of its businesses to better leverage the Company’s resources. As a result, the Company realigned its operating segments and segment data included in Notes 3, 5 and 13 has been restated to reflect these changes. See Note 13 for additional information, including information regarding changes in the composition of certain of the Company's reportable operating segments.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In April 2015, the FASB issued guidance for the reporting of debt issuance costs within the balance sheet. Under the new guidance, debt issuance costs related to term loans are to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount. Previously, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. The guidance provides uniform treatment for debt issuance costs and debt discounts and eliminates inconsistencies that previously existed with other FASB guidance. The Company retrospectively adopted this guidance as of January 1, 2016.
In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.
In March 2016, the FASB issued new guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees' applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted (if early adoption occurs in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period). Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on the Company's results of operations, cash flows and financial position.
From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by the Company as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. The Company has assessed the recently issued guidance that is not yet effective and, unless otherwise indicated above, believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3 — Restructuring charges
2016 Manufacturing Footprint Realignment Plan
On February 23, 2016, the Board of Directors of the Company approved a restructuring plan (the “2016 Plan") designed to reduce costs, improve operating efficiencies and enhance the Company’s long term competitive position.  The 2016 Plan, which was developed in response to continuing cost pressures in the healthcare industry, involves the consolidation of operations and a related reduction in workforce at certain of the Company’s facilities, and will primarily include the relocation of certain manufacturing locations and relocation and outsourcing of certain distribution operations. These actions commenced in the quarter ended March 27, 2016 and are expected to be substantially completed by the end of 2018.
The Company estimates that it will incur aggregate pre-tax charges in connection with the 2016 Plan of between approximately $34 million to $44 million, of which an estimated $27 million to $31 million are expected to result in future cash outlays. Most of these charges, and the related cash outlays, are expected to be made prior to the end of 2018.
The following table provides a summary of the Company's current cost estimates for each major expense category associated with the 2016 Plan:

Type of expense	Total estimated amount expected to be incurred

Employee termination benefits	$14 million to $18 million
Facility closure and other exit costs (1)	$2 million to $3 million
Accelerated depreciation charges	$10 million to $13 million
Other (2)	$8 million to $10 million
$34 million to $44 million
(1)    Includes costs to transfer product lines among facilities, legal, outplacement and employee relocation costs.
(2)     Consists of other costs directly related to the 2016 Plan, including project management and other regulatory costs.
The Company recorded charges of $10.9 million during the three months ended March 27, 2016 related to the 2016 Plan, of which $10.3 million related to employee termination benefits and was recorded as a restructuring expense and $0.6 million related to accelerated depreciation and other costs and primarily was recorded as cost of goods sold.
As the 2016 Plan progresses, management will reevaluate the estimated expenses set forth above, and may revise its estimates, as appropriate, consistent with GAAP.
2015 Restructuring Programs
During 2015, the Company committed to programs associated with the reorganization of certain of its businesses, as discussed in Note 13, and the consolidation of certain of its facilities in North America. For the three months ended March 27, 2016, the Company recorded charges of $0.2 million related to these programs. As of March 27, 2016, the Company has incurred net aggregate restructuring charges related to the plan of $6.5 million. As of March 27, 2016, the Company has a reserve of $1.8 million related to these programs.
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

The Company recorded charges of $1.6 million for the three months ended March 27, 2016 related to the 2014 Manufacturing Footprint Realignment Plan. This amount reflects $2.1 million that was included in cost of goods sold and related to accelerated depreciation and certain other costs resulting from the plan, offset by a $0.5 million reversal of previously recorded restructuring expense. As of March 27, 2016, the Company has incurred net aggregate

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

restructuring charges related to the plan of $10.4 million. Additionally, as of March 27, 2016, the Company has incurred net aggregate accelerated depreciation and certain other costs in connection with the plan of $16.5 million, which were primarily included in cost of goods sold. As of March 27, 2016, the Company has a restructuring reserve of $6.5 million in connection with the plan, all of which relates to termination benefits.

The restructuring charges recognized for the three months ended March 27, 2016 and March 29, 2015 consisted of the following:

Three Months Ended March 27, 2016
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2016 Manufacturing footprint realignment plan	$10,347	$—	$—	$—	$10,347
2015 Restructuring programs	43	123	(22)	93	237
2014 Manufacturing footprint realignment plan	(538)	—	—	2	(536)
Other restructuring programs - prior years (1)	—	—	(86)	6	(80)
Total restructuring charges	$9,852	$123	$(108)	$101	$9,968

Three Months Ended March 29, 2015
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2015 Restructuring programs	$3,550	$67	$621	$—	$4,238
2014 Manufacturing footprint realignment plan	137	22	—	4	163
Other restructuring programs - prior years (1)	12	—	18	17	47
Total restructuring charges	$3,699	$89	$639	21	$4,448

(1)
Other restructuring programs - prior years includes the 2014 European Restructuring Plan, the Other 2014 restructuring programs, the 2013 Restructuring programs and the LMA restructuring program. For a description of these plans, see Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2015.

Termination benefits include estimated employee retention, severance and benefit payments for terminated employees.
Facility closure costs include general operating costs incurred subsequent to production shutdown as well as legal costs, equipment relocation and other associated costs.
Contract termination costs include costs associated with terminating existing leases and distributor agreements.
Other costs include outplacement and employee relocation costs and other employee-related costs.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring charges by reportable operating segment for the three months ended March 27, 2016 and March 29, 2015 are set forth in the following table:

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in thousands)
Restructuring charges
Vascular North America	$4,163	$2,263
Anesthesia North America	1,875	537
Surgical North America	(19)	23
EMEA	3,872	(32)
Asia	2	—
OEM	4	—
All other	71	1,657
Total restructuring charges	$9,968	$4,448

Note 4 — Inventories, net
Inventories as of March 27, 2016 and December 31, 2015 consisted of the following:

	March 27, 2016	December 31, 2015
	(Dollars in thousands)
Raw materials	$79,405	$76,037
Work-in-process	58,729	60,218
Finished goods	237,661	230,536
	375,795	366,791
Less: inventory reserve	(36,889)	(36,516)
Inventories, net	$338,906	$330,275

Note 5 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable segment for the three months ended March 27, 2016:

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)

Balance as of December 31, 2015	$345,546	$141,122	$250,912	$306,009	$141,067	$1,194	$110,002	$1,295,852
Currency translation adjustment	—	349	—	2,848	4,624	—	(217)	7,604
Balance as of March 27, 2016	$345,546	$141,471	$250,912	$308,857	$145,691	$1,194	$109,785	$1,303,456

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information as of March 27, 2016 and December 31, 2015 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	March 27, 2016	December 31, 2015	March 27, 2016	December 31, 2015
	(Dollars in thousands)
Customer relationships	$623,151	$621,078	$(222,109)	$(214,924)
In-process research and development	58,908	58,908	—	—
Intellectual property	523,287	522,374	(181,482)	(173,903)
Distribution rights	23,376	23,279	(14,767)	(14,393)
Trade names	387,088	384,821	(10,202)	(8,929)
Non-compete agreements	2,223	2,186	(620)	(522)
	$1,618,033	$1,612,646	$(429,180)	$(412,671)
In May 2012, the Company acquired Semprus BioSciences Corp. ("Semprus"), a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications.  As previously disclosed, the Company experienced difficulties with respect to the development of the Semprus technology, and devoted further research and testing towards attempting to resolve the issue. As a result of these efforts, the Company believes it has resolved the issue and is focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of the technology. Despite the progress made since these issues were first identified, significant challenges to commercialization of the Semprus technology remain, and the Company ultimately may find it necessary to recognize impairment charges with respect to the related assets, which could be material. As of March 27, 2016, the Company has in-process research and development intangible assets of $41.0 million related to this investment, which is recorded in intangible assets, net.
Amortization expense related to intangible assets were $15.4 million and $14.7 million for the three months ended March 27, 2016 and March 29, 2015, respectively.

Note 6 — Borrowings
The Company's borrowings at March 27, 2016 and December 31, 2015 are as follows:

	March 27, 2016	December 31, 2015
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 2.02% at March 27, 2016, due 2018	$396,000	$396,000
3.875% Convertible Senior Subordinated Notes due 2017 (1)	399,632	399,641
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 1.19% at March 27, 2016	43,300	43,300
	1,088,932	1,088,941
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(19,532)	(22,999)
Less: Unamortized debt issuance costs	(6,229)	(6,742)
	1,063,171	1,059,200
Current borrowings	(421,198)	(417,350)
Long-term borrowings	$641,973	$641,850

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(1) The aggregate outstanding principal amount of the 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") shown in the table above has not been reduced to reflect conversion notices received by the Company in respect of $44.3 million in aggregate principal amount of the Convertible Notes because the conversions were not settled as of March 27, 2016.
For a discussion regarding the classification of the Convertible Notes as a current liability, see Note 8 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2015.
See Note 15 for information regarding the reduction in the outstanding principal amount of Convertible Notes subsequent to the balance sheet date as a result of the Company's exchange of cash and shares of common stock and the related reduction in the number of call options and warrants outstanding under the convertible note hedge and warrant agreements.

Fair Value of Long-Term Borrowings
To determine the fair value of the debt categorized as Level 2 in the table below, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of March 27, 2016 and December 31, 2015, categorized by the level of inputs within the fair value hierarchy used to measure fair value (see Note 10, “Fair value measurement,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information):

	March 27, 2016	December 31, 2015
	(Dollars in thousands)
Level 1	$987,491	$858,709
Level 2	695,928	687,072
Total	$1,683,419	$1,545,781

Note 7 — Financial instruments
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
Non-designated Foreign Currency Forward Contracts

During the third quarter 2015, the Company began using foreign currency forward contracts as a part of its strategy to manage exposure related to near term foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges; therefore, the changes in fair value are recorded in the condensed consolidated statement of income as a selling, general and administrative expense. The Company enters into foreign currency forward contracts for periods consistent with currency transaction exposures, approximately one month. For the three months ended March 27, 2016, the Company recognized a loss related to non-designated foreign currency forward contracts of $0.3 million.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the location of derivative financial instruments reported in the condensed consolidated balance sheet as of March 27, 2016 and December 31, 2015:

	March 27, 2016	December 31, 2015
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$2,252	$285
Non-designated foreign currency forward contracts	259	44
Prepaid expenses and other current assets	$2,511	$329
Total asset derivatives	$2,511	$329
Liability derivatives:
Designated foreign currency forward contracts	$1,705	$807
Non-designated foreign currency forward contracts	168	491
Other current liabilities	$1,873	$1,298
Total liability derivatives	$1,873	$1,298
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of March 27, 2016 and December 31, 2015 was $144.6 million and $49.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of March 27, 2016 and December 31, 2015 was $78.3 million and $69.1 million, respectively. All open foreign currency forward contracts as of March 27, 2016 have durations of nine months or less.
The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (loss) (“OCI”) for the three months ended March 27, 2016 and March 29, 2015:

	After Tax Gain (Loss) Recognized in OCI
	Three Months Ended
	March 27, 2016	March 29, 2015

Foreign currency forward contracts	$1,480	$44
Total	$1,480	$44

See Note 9 for information on the location in the condensed consolidated statements of income and amount of gains attributable to derivatives that were reclassified from accumulated other comprehensive loss (“AOCL”) to expense (income), net of tax.
There was no ineffectiveness related to the Company’s hedging derivatives during the three months ended March 27, 2016 and March 29, 2015.

Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries which are subject to payment delays. Payment is dependent upon the creditworthiness of those countries and the financial stability of their economies.
An allowance for doubtful accounts is maintained for accounts receivable based on the Company’s historical collection experience and expected collectability of the accounts receivable, considering the time an account is

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts was $8.4 million and $8.0 million at March 27, 2016 and December 31, 2015, respectively. The current portion of the allowance for doubtful accounts at March 27, 2016 and December 31, 2015 of $1.0 million and $2.0 million, respectively, was presented as part of accounts receivable, net. The allowance for doubtful accounts on receivables outstanding for greater than one year at March 27, 2016 and December 31, 2015 of $6.3 million and $6.0 million, respectively, was presented as part of other assets.
Certain of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers, for the most part in Greece, Italy, Spain and Portugal. As a result, the Company continues to closely monitor the allowance for doubtful accounts in these locations. The aggregate net current and long-term accounts receivable for customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term accounts receivable represented by the net current and long-term accounts receivable for customers in those countries at March 27, 2016 and December 31, 2015 are as follows:

	March 27, 2016	December 31, 2015
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $7.3 million and $7.2 million at March 27, 2016 and December 31, 2015, respectively) in Greece, Italy, Spain and Portugal (1)	$70,343	$62,272
Percentage of total net current and long-term accounts receivable - Greece, Italy, Spain and Portugal	25.6%	23.9%

(1)    The long-term portion of accounts receivable, net from customers in Greece, Italy, Spain and Portugal at March 27, 2016 and December 31, 2015 was $9.6 million and $8.1 million, respectively, and is reported on the condensed consolidated balance sheet in other assets.
For the three months ended March 27, 2016 and March 29, 2015, net revenues from customers in Greece, Italy, Spain and Portugal were $30.9 million and $33.0 million, respectively.

Note 8 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s 2015 consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables provide information regarding the financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2016 and December 31, 2015:

	Total carrying value at March 27, 2016	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$7,007	$7,007	$—	$—
Derivative assets	2,511	—	2,511	—
Derivative liabilities	1,873	—	1,873	—
Contingent consideration liabilities	21,145	—	—	21,145

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,922	$6,922	$—	$—
Derivative assets	329	—	329	—
Derivative liabilities	1,298	—	1,298	—
Contingent consideration liabilities	20,829	—	—	20,829
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the three months ended March 27, 2016.
The following table provides information regarding changes, during the three months ended March 27, 2016, in Level 3 financial liabilities related to contingent consideration in connection with various Company acquisitions:

Contingent consideration
2016
(Dollars in thousands)
Balance - December 31, 2015	$20,829
Payment	(61)
Revaluations	377
Balance - March 27, 2016	$21,145

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
 The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. The Company accounts for contingent consideration in accordance with applicable accounting guidance related to business combinations. In connection with several of its acquisitions, the Company agreed to pay contingent consideration upon the achievement of specified objectives, including receipt of regulatory approvals, commercialization of a product or achievement of sales targets, and recorded contingent consideration liabilities at the time of the acquisitions. The Company determines the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments under contingent consideration arrangements is based on several factors, including:

●	estimated cash flows projected from the success of market launches;

●	the estimated time and resources needed to complete the development of acquired technologies;

●	the uncertainty of obtaining regulatory approvals within the required time periods; and

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

●	the risk adjusted discount rate for fair value measurement.
In connection with the Company's contingent consideration arrangements, the Company estimates that it will make payments from 2016 through 2029. As of March 27, 2016, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $7.0 million and $57.7 million. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.
The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements as of March 27, 2016:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	2.6% - 10% (8.3%)
Contingent consideration		Probability of payment	0% - 100% (52.7%)
As of March 27, 2016, the Company recorded $21.1 million of total liabilities for contingent consideration, of which $7.4 million was recorded as the current portion of contingent consideration and $13.7 million was recorded as other liabilities in the condensed consolidated balance sheet.

Note 9 — Changes in shareholders’ equity
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Shares in thousands)
Basic	41,647	41,469
Dilutive effect of share-based awards	519	467
Dilutive effect of 3.875% Convertible Notes and warrants	6,616	5,359
Diluted	48,782	47,295
Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 5.2 million and 5.8 million for the three months ended March 27, 2016 and March 29, 2015, respectively.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge economically reduces the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately analyze the impact of the warrants issued under the warrant agreements on diluted weighted average shares outstanding, without giving effect to the anti-dilutive impact of the call options. The reduction in diluted shares that would result from including the anti-dilutive impact of the call options would have been 3.6 million and 3.1 million for the three months ended March 27, 2016 and March 29, 2015, respectively. The treasury stock method is applied when the warrants are in the money and assumes the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The exercise price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 3.0 million and 2.3 million for the three months ended March 27, 2016 and March 29, 2015, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

See Note 15 for information regarding the reduction in the outstanding principal amount of Convertible Notes as a result of the Company's exchange of cash and shares of common stock and the related reduction in the number of call options and warrants outstanding under the convertible note hedge and warrant agreements.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 27, 2016 and March 29, 2015:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2015	$(2,491)	$(138,887)	$(229,746)	$(371,124)
Other comprehensive income (loss) before reclassifications	(50)	182	20,476	20,608
Amounts reclassified from accumulated other comprehensive (loss) income	1,530	1,056	—	2,586
Net current-period other comprehensive income	1,480	1,238	20,476	23,194
Balance as of March 27, 2016	$(1,011)	$(137,649)	$(209,270)	$(347,930)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2014	$—	$(141,744)	$(119,151)	$(260,895)
Other comprehensive loss before reclassifications	243	810	(83,151)	(82,098)
Amounts reclassified from accumulated other comprehensive loss	(199)	1,096	—	897
Net current-period other comprehensive (loss) income	44	1,906	(83,151)	(81,201)
Balance at March 29, 2015	$44	$(139,838)	$(202,302)	$(342,096)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three months ended March 27, 2016 and March 29, 2015:

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in thousands)
Losses (gains) on foreign exchange contracts:
Cost of goods sold	$1,871	$(209)
Total before tax	1,871	(209)
Tax (benefit) expense	(341)	10
Net of tax	$1,530	$(199)
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,622	$1,606
Prior-service costs(1)	14	—
Total before tax	1,636	1,606
Tax benefit	(580)	(510)
Net of tax	$1,056	$1,096

Total reclassifications, net of tax	$2,586	$897

(1)
These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 11 for additional information).

Note 10 — Taxes on income from continuing operations

	Three Months Ended
	March 27, 2016	March 29, 2015
Effective income tax rate	4.9%	19.2%
The effective income tax rate for the three months ended March 27, 2016 and March 29, 2015 was 4.9% and 19.2%, respectively. The decrease in the effective income tax rate for the three months ended March 27, 2016 is primarily due to a tax benefit realized on the settlement of a foreign tax audit as well as a tax benefit associated with a reduction in the estimated deferred tax with respect to non-permanently reinvested income due to an increase in the estimated foreign tax credits available to reduce the U.S. tax on a future repatriation.

Note 11 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of March 27, 2016, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from Company funds.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides summarized information regarding net benefits expense (income), measured as of March 27, 2016 and March 29, 2015:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(Dollars in thousands)
Service cost	$652	$471	$111	$107
Interest cost	3,920	4,486	406	512
Expected return on plan assets	(6,198)	(6,425)	—	—
Net amortization and deferral	1,579	1,530	57	77
Net benefits expense (income)	$(47)	$62	$574	$696
The Company’s pension contributions are expected to be approximately $2.4 million during 2016, of which $1.1 million was contributed during the three months ended March 27, 2016.

Note 12 — Commitments and contingent liabilities
Operating leases: The Company uses various leased facilities and equipment in its operations.

During the first quarter 2016, the Company entered into a build-to-suit lease arrangement for its European and global operations headquarters. For accounting purposes, the Company is deemed the owner of the asset during the construction period and is required to record the estimated fair value of the incurred construction costs as construction in progress, and a current liability for those costs not funded by the Company, during the construction period. The construction of the building and tenant improvements, of which the estimated cost is $16.4 million, is expected to be completed in October 2016. The Company will occupy the entire European headquarters building once construction is completed. As of March 27, 2016, the Company recorded $5.5 million in property, plant and equipment representing the estimated fair value of the construction costs incurred to date. Based on current expectations, the Company believes it is not subject to any continuing involvement requirements that would prohibit the Company from derecognizing the asset and related liability upon commencement of the lease term.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 27, 2016 the Company has recorded $1.2 million and $6.1 million, in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 27, 2016. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of March 27, 2016, the Company has recorded accrued liabilities of $2.7 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

be incurred to resolve these matters. Of the amount accrued as of March 27, 2016, $1.5 million pertains to discontinued operations.
In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company's post-trial motions seeking to overturn the verdict or reduce the amount of damages were denied in June 2015. The Company has appealed to the Louisiana Court of Appeal. The plaintiff has filed a cross-appeal, seeking to overturn the trial court’s denial of pre-judgment interest on the punitive damages award. As of March 27, 2016, the Company has accrued a liability representing its best estimate of probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter in excess of $10.0 million will be covered by the Company’s product liability insurance.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of March 27, 2016, the most significant tax examinations in process are in Austria and Canada. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts its reserves to address developments with respect to these uncertain tax positions. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.

Note 13 — Segment information
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The following tables present the Company’s segment results for the three months ended March 27, 2016 and March 29, 2015:

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in thousands)
Revenue
Vascular North America	$81,588	$80,766
Anesthesia North America	45,957	45,449
Surgical North America	38,941	38,059
EMEA	122,095	129,282
Asia	49,156	48,529
OEM	33,977	34,715
All other	53,179	52,630
Consolidated net revenues	$424,893	$429,430

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in thousands)
Operating profit
Vascular North America	$19,656	$15,750
Anesthesia North America	12,177	9,960
Surgical North America	13,256	12,327
EMEA	21,043	26,335
Asia	13,008	8,146
OEM	5,189	8,043
All other	5,743	3,093
Total segment operating profit (1)	90,072	83,654
Unallocated expenses (2)	(22,575)	(18,046)
Income from continuing operations before interest and taxes	$67,497	$65,608

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, restructuring charges and gain on sale of assets.

Note 14 — Condensed consolidating guarantor financial information
In April 2015, pursuant to an exchange offer registered under the Securities Act of 1933, Teleflex Incorporated (referred to below as “Parent Company”) exchanged $250 million of its 5.25% Senior Notes due 2024 for a like principal amount of substantially identical notes that it issued in a private placement in May 2014. The notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income (loss) for the three months ended March 27, 2016 and March 29, 2015, condensed consolidating balance sheets as of March 27, 2016 and December 31, 2015 and condensed consolidating statements of cash flows for the three months ended March 27, 2016 and March 29, 2015, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries, on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidating financial information, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.
Consolidating entries and eliminations in the following condensed consolidated financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

The Company made revisions to the classification of certain balances related to intercompany transactions in the condensed consolidating statements of income and comprehensive loss for the three months ended March 29, 2015, as well as the condensed consolidating statement of cash flows for the three months ended March 29, 2015. These revisions, individually and in the aggregate, had no impact on the consolidated results of the Company and are not material to the condensed consolidating guarantor financial information for any of the periods subject to previously filed condensed consolidating guarantor financial information.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 27, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$258,911	$261,348	$(95,366)	$424,893
Cost of goods sold	—	155,541	132,963	(88,758)	199,746
Gross profit	—	103,370	128,385	(6,608)	225,147
Selling, general and administrative expenses	9,329	81,477	45,059	483	136,348
Research and development expenses	—	6,435	5,918	—	12,353
Restructuring charges	—	4,758	5,210	—	9,968
Gain on sale of assets	—	—	(1,019)	—	(1,019)
(Loss) income from continuing operations before interest and taxes	(9,329)	10,700	73,217	(7,091)	67,497
Interest, net	33,044	(20,318)	978	—	13,704
(Loss) income from continuing operations before taxes	(42,373)	31,018	72,239	(7,091)	53,793
(Benefit) taxes on income from continuing operations	(15,848)	11,677	7,864	(1,080)	2,613
Equity in net income of consolidated subsidiaries	77,457	57,900	168	(135,525)	—
Income from continuing operations	50,932	77,241	64,543	(141,536)	51,180
Operating loss from discontinued operations	(382)	—	—	—	(382)
(Benefit) taxes on loss from discontinued operations	(139)	—	69	—	(70)
Loss from discontinued operations	(243)	—	(69)	—	(312)
Net income	50,689	77,241	64,474	(141,536)	50,868
Less: Income from continuing operations attributable to noncontrolling interest	—	—	179	—	179
Net income attributable to common shareholders	50,689	77,241	64,295	(141,536)	50,689
Other comprehensive income attributable to common shareholders	23,194	18,573	22,412	(40,985)	23,194
Comprehensive income attributable to common shareholders	$73,883	$95,814	$86,707	$(182,521)	$73,883

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 29, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$264,161	$258,901	$(93,632)	$429,430
Cost of goods sold	—	158,326	137,618	(89,151)	206,793
Gross profit	—	105,835	121,283	(4,481)	222,637
Selling, general and administrative expenses	11,452	84,268	43,817	160	139,697
Research and development expenses	—	11,127	1,757	—	12,884
Restructuring charges	—	3,739	709	—	4,448
(Loss) income from continuing operations before interest and taxes	(11,452)	6,701	75,000	(4,641)	65,608
Interest, net	34,360	(18,569)	1,212	—	17,003
(Loss) income from continuing operations before taxes	(45,812)	25,270	73,788	(4,641)	48,605
(Benefit) taxes on (loss) income from continuing operations	(15,293)	10,992	14,744	(1,111)	9,332
Equity in net income of consolidated subsidiaries	69,538	59,690	97	(129,325)	—
Income from continuing operations	39,019	73,968	59,141	(132,855)	39,273
Operating (loss) income from discontinued operations	(503)	—	4	—	(499)
Taxes on loss from discontinued operations	164	—	40	—	204
Loss from discontinued operations	(667)	—	(36)	—	(703)
Net income	38,352	73,968	59,105	(132,855)	38,570
Less: Income from continuing operations attributable to noncontrolling interest	—	—	218	—	218
Net income attributable to common shareholders	38,352	73,968	58,887	(132,855)	38,352
Other comprehensive loss attributable to common shareholders	(81,201)	(106,761)	(99,728)	206,489	(81,201)
Comprehensive loss attributable to common shareholders	$(42,849)	$(32,793)	$(40,841)	$73,634	$(42,849)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 27, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$23,992	$1,005	$367,561	$—	$392,558
Accounts receivable, net	2,688	3,969	264,101	3,902	274,660
Accounts receivable from consolidated subsidiaries	4,691	2,408,849	315,430	(2,728,970)	—
Inventories, net	—	207,361	162,803	(31,258)	338,906
Prepaid expenses and other current assets	12,505	7,136	17,427	3,665	40,733
Prepaid taxes	11,045	—	20,053	—	31,098
Assets held for sale	2,901	—	4,153	—	7,054
Total current assets	57,822	2,628,320	1,151,528	(2,752,661)	1,085,009
Property, plant and equipment, net	2,817	170,273	145,093	—	318,183
Goodwill	—	705,754	597,702	—	1,303,456
Intangibles assets, net	—	752,114	436,739	—	1,188,853
Investments in affiliates	5,823,852	1,436,790	23,143	(7,283,589)	196
Deferred tax assets	85,243	—	6,731	(89,616)	2,358
Notes receivable and other amounts due from consolidated subsidiaries	1,339,835	1,688,217	—	(3,028,052)	—
Other assets	22,697	6,647	16,067	—	45,411
Total assets	$7,332,266	$7,388,115	$2,377,003	$(13,153,918)	$3,943,466
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$377,898	$—	$43,300	$—	$421,198
Accounts payable	3,403	32,514	37,396	—	73,313
Accounts payable to consolidated subsidiaries	2,461,194	227,846	39,930	(2,728,970)	—
Accrued expenses	15,623	20,429	32,745	—	68,797
Current portion of contingent consideration	—	7,397	—	—	7,397
Payroll and benefit-related liabilities	16,749	16,724	38,558	—	72,031
Accrued interest	6,615	—	20	—	6,635
Income taxes payable	—	—	13,452	(752)	12,700
Other current liabilities	1,968	2,623	8,013	—	12,604
Total current liabilities	2,883,450	307,533	213,414	(2,729,722)	674,675
Long-term borrowings	641,973	—	—	—	641,973
Deferred tax liabilities	—	376,062	35,597	(89,616)	322,043
Pension and other postretirement benefit liabilities	98,086	32,000	16,718	—	146,804
Noncurrent liability for uncertain tax positions	1,321	17,775	7,072	—	26,168
Notes payable and other amounts due to consolidated subsidiaries	1,612,032	1,229,786	186,234	(3,028,052)	—
Other liabilities	23,308	21,764	12,656	—	57,728
Total liabilities	5,260,170	1,984,920	471,691	(5,847,390)	1,869,391
Convertible notes - redeemable equity component	12,877	—	—	—	12,877
Mezzanine equity	12,877	—	—	—	12,877
Total common shareholders' equity	2,059,219	5,403,195	1,903,333	(7,306,528)	2,059,219
Noncontrolling interest	—	—	1,979	—	1,979
Total equity	2,059,219	5,403,195	1,905,312	(7,306,528)	2,061,198
Total liabilities and equity	$7,332,266	$7,388,115	$2,377,003	$(13,153,918)	$3,943,466

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$21,612	$—	$316,754	$—	$338,366
Accounts receivable, net	2,538	4,326	251,166	4,386	262,416
Accounts receivable from consolidated subsidiaries	5,276	2,412,079	289,697	(2,707,052)	—
Inventories, net	—	205,163	149,705	(24,593)	330,275
Prepaid expenses and other current assets	10,511	4,702	16,037	3,665	34,915
Prepaid taxes	16,686	—	14,622	(413)	30,895
Assets held for sale	2,901	—	4,071	—	6,972
Total current assets	59,524	2,626,270	1,042,052	(2,724,007)	1,003,839
Property, plant and equipment, net	2,931	174,674	138,518	—	316,123
Goodwill	—	705,753	590,099	—	1,295,852
Intangibles assets, net	—	762,084	437,891	—	1,199,975
Investments in affiliates	5,724,226	1,360,045	23,065	(7,107,184)	152
Deferred tax assets	91,432	—	8,042	(97,133)	2,341
Notes receivable and other amounts due from consolidated subsidiaries	1,358,446	1,658,092	—	(3,016,538)	—
Other assets	22,602	6,615	24,275	—	53,492
Total assets	$7,259,161	$7,293,533	$2,263,942	$(12,944,862)	$3,871,774
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$374,050	$—	$43,300	$—	$417,350
Accounts payable	1,945	27,527	36,833	—	66,305
Accounts payable to consolidated subsidiaries	2,478,109	201,400	27,543	(2,707,052)	—
Accrued expenses	15,399	22,281	26,337	—	64,017
Current portion of contingent consideration	—	7,291	—	—	7,291
Payroll and benefit-related liabilities	21,617	29,305	33,736	—	84,658
Accrued interest	7,455	—	25	—	7,480
Income taxes payable	—	—	8,144	(85)	8,059
Other current liabilities	1,300	2,679	4,981	—	8,960
Total current liabilities	2,899,875	290,483	180,899	(2,707,137)	664,120
Long-term borrowings	641,850	—	—	—	641,850
Deferred tax liabilities	—	376,738	36,378	(97,133)	315,983
Pension and other postretirement benefit liabilities	100,355	32,274	16,812	—	149,441
Noncurrent liability for uncertain tax positions	1,151	17,722	21,527	—	40,400
Notes payable and other amounts due to consolidated subsidiaries	1,585,727	1,253,189	177,622	(3,016,538)	—
Other liabilities	20,931	15,685	12,271	—	48,887
Total liabilities	5,249,889	1,986,091	445,509	(5,820,808)	1,860,681
Total common shareholders' equity	2,009,272	5,307,442	1,816,612	(7,124,054)	2,009,272
Noncontrolling interest	—	—	1,821	—	1,821
Total equity	2,009,272	5,307,442	1,818,433	(7,124,054)	2,011,093
Total liabilities and equity	$7,259,161	$7,293,533	$2,263,942	$(12,944,862)	$3,871,774

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 27, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(18,852)	$25,624	$60,060	$66,832
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(5)	(3,470)	(4,347)	(7,822)
Proceeds from sale of assets	—	—	1,251	1,251
Net cash used in investing activities from continuing operations	(5)	(3,470)	(3,096)	(6,571)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(9)	—	—	(9)
Net proceeds from share based compensation plans and the related tax impacts	3,180	—	—	3,180
Payments for contingent consideration	—	(61)	—	(61)
Dividends paid	(14,179)	—	—	(14,179)
Intercompany transactions	32,371	(21,088)	(11,283)	—
Net cash provided by (used in) financing activities from continuing operations	21,363	(21,149)	(11,283)	(11,069)
Cash flows from discontinued operations:
Net cash used in operating activities	(126)	—	—	(126)
Net cash used in discontinued operations	(126)	—	—	(126)
Effect of exchange rate changes on cash and cash equivalents	—	—	5,126	5,126
Net increase in cash and cash equivalents	2,380	1,005	50,807	54,192
Cash and cash equivalents at the beginning of the period	21,612	—	316,754	338,366
Cash and cash equivalents at the end of the period	$23,992	$1,005	$367,561	$392,558

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 29, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(55,161)	$21,527	$75,992	$42,358
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(37)	(7,738)	(6,670)	(14,445)
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(7,375)	(7,375)
Net cash used in investing activities from continuing operations	(37)	(7,738)	(14,045)	(21,820)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	30,000	—	—	30,000
Reduction in borrowings	(52)	—	—	(52)
Net proceeds from share based compensation plans and the related tax impacts	(289)	—	—	(289)
Payments for contingent consideration		(3,989)		(3,989)
Dividends paid	(14,118)	—	—	(14,118)
Intercompany transactions	40,065	(9,800)	(30,265)	—
Net cash provided by (used in) financing activities from continuing operations	55,606	(13,789)	(30,265)	11,552
Cash flows from discontinued operations:
Net cash used in operating activities	(302)	—	(824)	(1,126)
Net cash used in discontinued operations	(302)	—	(824)	(1,126)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25,441)	(25,441)
Net increase in cash and cash equivalents	106	—	5,417	5,523
Cash and cash equivalents at the beginning of the period	27,996	—	275,240	303,236
Cash and cash equivalents at the end of the period	$28,102	$—	$280,657	$308,759

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Subsequent event
On April 4, 2016, pursuant to separate, privately negotiated agreements between the Company and certain of the holders of the Convertible Notes (the "Holders"), the Company paid cash and common stock (the "Exchange Consideration") to the Holders in exchange for $219.2 million aggregate principal amount of the Convertible Notes (the "Exchange Transactions"). The Exchange Consideration paid to the Holders per $1,000 principal amount of Convertible Notes is equal to: (i) $1,000 in cash, (ii) a number of shares of the Company’s common stock equal to the amount of the conversion value of the Convertible Notes in excess of the $1,000 principal amount (the "Conversion Shares") calculated on the basis of the average daily volume weighted average price (the "Average Daily VWAP") per share of Company common stock over a specified period , (iii) an inducement payment in additional shares of common stock (the "Inducement Shares"), calculated based on the Average Daily VWAP and (iv) cash in an amount equal to accrued and unpaid interest to, but not including, the closing date. As a result of the Exchange Transactions, the Company paid the Holders aggregate cash consideration of $220.7 million (which includes $1.5 million in accrued but previously unpaid interest) and issued and delivered to the Holders 2.17 million shares of Company common stock (including both Conversion Shares and Inducement Shares).The Company funded the $220.7 million cash payment constituting part of the Exchange Consideration through borrowings under its revolving credit agreement. Following the Exchange Transactions, and after giving effect to the conversion notices the Company has received, but not yet settled, through March 27, 2016 with respect to $44.3 million in aggregate principal amount of the Convertible Notes, $136.2 million aggregate principal amount of the Convertible Notes were outstanding. The issuance of the shares of the Company’s common stock to the Holders pursuant to the Exchange Transactions was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 3(a)(9) of the Securities Act.
As of March 27, 2016, the Company reclassified $12.9 million from additional paid-in capital to convertible notes in the mezzanine equity section of the Company's condensed consolidated balance sheet. The reclassified amount represents the aggregate difference between the principal amount and the carrying value of both the Convertible Notes purchased by the Company pursuant to the Exchange Transactions and the Convertible Notes for which conversion notices have been received by the Company but have not yet been settled. In addition, as a result of the Exchange Transactions, the Company recognized a loss on extinguishment of debt of $16.3 million in April 2016.
In connection with entering into the Exchange Transactions, the Company also entered into bond hedge unwind agreements (the "Hedge Unwind Agreements") with the counterparties to the convertible note hedge transactions related to the Convertible Notes. Under the Hedge Unwind Agreements, the number of call options subject to the Convertible Note hedge transactions was reduced to reflect proportionately the reduction in the outstanding principal amount of the Convertible Notes following the Exchange Transactions. In addition, the Company entered into warrant unwind agreements (the “Warrant Unwind Agreements”) with the dealer counterparties to reduce the number of warrants initially issued to the dealer counterparties, also in connection with the initial issuance of the Convertible Notes. On a net basis, after giving effect to the Hedge Unwind Agreements and Warrant Unwind Agreements, the Company received 0.3 million shares of Company common stock from such dealer counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; our inability to realize savings resulting from restructuring plans and programs at anticipated levels; the impact of recently passed healthcare reform legislation and changes in Medicare, Medicaid and third party coverage and reimbursements; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates and sovereign debt issues; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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
During 2015, we completed several acquisitions of businesses that complement the anesthesia, surgical ligation, vascular and OEM product portfolios, as well as several acquisitions of distributors of medical devices and supplies (the "2015 acquisitions"). The total fair value of consideration for the 2015 acquisitions was $96.5 million.
Change in Reportable Segments
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

As a result of the operating segment changes described above, we have the following six reportable operating segments: Vascular North America, Anesthesia North America, Surgical North America, EMEA, Asia and OEM. In connection with the presentation of segment information, we have continued to present certain operating segments, which, effective April 1, 2015, include, among others, the Respiratory North America operating segment, in the “All other” category. All prior comparative periods have been restated to reflect these changes.

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
In our Annual Report on Form 10-K for the year ended December 31, 2015, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
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
Certain financial information is presented on a rounded basis, which may cause minor differences
Net Revenues

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in millions)
Net Revenues	$424.9	$429.4
Net revenues for the three months ended March 27, 2016 decreased $4.5 million, or 1.1%, compared to the prior year period. The decrease is primarily the result of unfavorable fluctuations in foreign currency exchange rates of $9.0 million, primarily in the Asia and EMEA segments, and a decrease in sales volumes of existing products of $3.9 million, primarily in the EMEA and OEM segments. The decrease was partially offset by an increase in new product sales of $4.6 million, primarily in the Surgical North America and OEM segments, price increases of $2.3 million, primarily in the Asia and Surgical North America segments, and net revenues generated by the 2015 acquisitions of $1.5 million, primarily in the Asia segment.
Gross profit

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in millions)
Gross profit	$225.1	$222.6
Percentage of sales	53.0%	51.8%

Gross margin for the three months ended March 27, 2016 improved 120 basis points, or 2.2%, compared to the prior year period. The increase in gross margin reflects the 100 basis point impact of a net increase in sales of higher margin products, primarily in the Asia and Anesthesia North America segments as well as the operating segments included in the "All other" category. Gross margin was also favorably impacted by the 2015 acquisitions, distributor conversions and price increases, which were primarily reflected in the Asia, Surgical North America and Anesthesia North America segments, partially offset by the impact of certain quality issues, primarily items identified in 2015.

Selling, general and administrative

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in millions)
Selling, general and administrative	$136.3	$139.7
Percentage of sales	32.1%	32.5%
Selling, general and administrative expenses decreased $3.4 million for the three months ended March 27, 2016 compared to the prior year period. The decrease is primarily attributable to the $3.2 million impact of the suspension of the 2.3% excise tax on sales of medical devices imposed under the Patient Protection and Affordable Care Act (the "Affordable Care Act"). The excise tax, which was in effect in 2015, has been suspended for 2016 and 2017 as a result of the enactment of the Consolidated Appropriations Act of 2016. Lower selling expense of $1.2 million and a reduction in general and administrative expenses also contributed to the reduction in selling, general and administrative expenses. These factors were partially offset by the impact of unfavorable fluctuations in foreign currency exchange rates of $4.3 million and expenses associated with the 2015 acquisitions of $1.2 million.

Research and development

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in millions)
Research and development	$12.4	$12.9
Percentage of sales	2.9%	3.0%
There were no significant changes to research and development expense for the three months ended March 27, 2016 compared to the prior year.
Restructuring charges

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in millions)
Restructuring charges	$10.0	$4.4

On February 23, 2016, our Board of Directors approved a restructuring plan that involves the consolidation of operations and a related reduction in workforce at certain of the Company's facilities (the "2016 Manufacturing Footprint Realignment Plan"). We estimate that we will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $34 million to $44 million, of which, we expect approximately $21 million to $23 million to be incurred in 2016 and most of the balance will be incurred prior to the end of 2018. We estimate that $27 million to $31 million of the aggregate pre-tax charges will result in future cash outlays, of which, we expect approximately $6 million to $8 million will be made in 2016 and most of the balance will be made prior to the end of 2018. Additionally, we expect to incur aggregate capital expenditures of approximately $13 million to $17 million, of which, $3 million to $5 million will be made in 2016. We currently expect to achieve annualized savings of $12 million to $16 million once the plan is fully implemented, and currently expect to realize plan-related savings beginning in 2017.

For the three months ended March 27, 2016, we recorded $10.0 million in restructuring charges, which primarily related to employee termination benefits recorded in connection with the 2016 Manufacturing Footprint Realignment Plan.
For the three months ended March 29, 2015, we recorded $4.4 million in restructuring charges, which primarily related to termination benefits recorded in connection with our 2015 restructuring programs.
See Note 3 to the condensed consolidated financial statements included in this report for additional information.
Interest expense

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in millions)
Interest expense	$13.8	$17.2
Average interest rate on debt	3.5%	4.5%
The decrease in interest expense for the three months ended March 27, 2016 compared to the prior year primarily reflects the impact of the June 2015 redemption of $250 million in principal amount of our 6.875% Senior Subordinated Notes, using $246 million of borrowings under our revolving credit facility, which bear a lower variable interest rate than the redeemed notes with a weighted average of 2.17%.
Taxes on income from continuing operations

	Three Months Ended
	March 27, 2016	March 29, 2015
Effective income tax rate	4.9%	19.2%
The effective income tax rate for the three months ended March 27, 2016 and March 29, 2015 was 4.9% and 19.2%, respectively. The decrease in the effective income tax rate for the three months ended March 27, 2016 is primarily due to a tax benefit realized on the settlement of a foreign tax audit as well as a tax benefit associated with a reduction in the estimated deferred tax with respect to non-permanently reinvested income due to an increase in the estimated foreign tax credits available to reduce the U.S. tax on a future repatriation.

Segment Financial Information

	Three Months Ended
	March 27, 2016	March 29, 2015	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)
Vascular North America	$81.5	$80.8	1.0
Anesthesia North America	46.0	45.4	1.1
Surgical North America	38.9	38.1	2.3
EMEA	122.1	129.3	(5.6)
Asia	49.2	48.5	1.3
OEM	34.0	34.7	(2.1)
All other	53.2	52.6	1.0
Segment net revenues	$424.9	$429.4	(1.1)

	Three Months Ended
	March 27, 2016	March 29, 2015	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)
Vascular North America	$19.7	$15.9	23.9
Anesthesia North America	12.2	10.0	22.0
Surgical North America	13.3	12.3	8.1
EMEA	21.0	26.3	(20.2)
Asia	13.0	8.1	60.5
OEM	5.2	8.0	(35.0)
All other	5.7	3.1	83.9
Segment operating profit (1)	$90.1	$83.7	7.6

(1)
See Note 13 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, extinguishment of debt and taxes.

Comparison of the three months ended March 27, 2016 and March 29, 2015
Vascular North America
Vascular North America net revenues for the three months ended March 27, 2016 increased $0.7 million, or 1.0%, compared to the prior year period. The increase is primarily attributable to price increases.
Vascular North America operating profit for the three months ended March 27, 2016 increased $3.8 million, or 23.9%, compared to the prior year period. The increase is primarily attributable to the $1.3 million impact of the suspension of the excise tax under the Affordable Care Act. Decreases in selling expense and research and development expense as well as the impact of price increases also contributed to the increase in operating profit.
Anesthesia North America
Anesthesia North America net revenues for the three months ended March 27, 2016 increased $0.6 million, or 1.1%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales.
Anesthesia North America operating profit for the three months ended March 27, 2016 increased $2.2 million, or 22.0%, compared to the prior year period. The increase is primarily attributable to the impact of an increase in sales of higher margin products, operating profit generated by the 2015 acquisitions and an increase in sales volumes of existing products.

Surgical North America
Surgical North America net revenues for the three months ended March 27, 2016 increased $0.8 million, or 2.3%, compared to the prior year period.  The increase is primarily attributable to price increases of $1.0 million and an increase in new product sales of $1.0 million, which were partially offset by a decrease in sales volumes of existing products.
Surgical North America operating profit for the three months ended March 27, 2016 increased $1.0 million, or 8.1%, compared to the prior year period. The increase is primarily attributable to the $1.0 million impact of price increases, the impact of an increase in new product sales and the impact of an increase in sales of higher margin products, which were partially offset by higher selling expense incurred to boost new product sales and the impact of a decrease in sales volumes of existing products.
EMEA
EMEA net revenues for the three months ended March 27, 2016 decreased $7.2 million, or 5.6%, compared to the prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $4.8 million, a decrease in sales volumes of existing products of $2.7 million and price decreases, which were partially offset by an increase in new product sales.
EMEA operating profit for the three months ended March 27, 2016 decreased $5.3 million, or 20.2%, compared to the prior year period.  The decrease is primarily attributable to the $3.0 million impact of unfavorable fluctuations in foreign currency exchange rates, higher manufacturing costs of $2.1 million, the $1.6 million impact of a decrease in sales volumes of our existing products and the impact of price decreases.
Asia
Asia net revenues for the three months ended March 27, 2016 increased $0.7 million, or 1.3%, compared to the prior year period. The increase is primarily attributable to price increases of $1.3 million, an increase in sales volumes of existing products of $1.1 million, and net revenues generated by the 2015 acquisitions, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $2.3 million.
Asia operating profit for the three months ended March 27, 2016 increased $4.9 million or 60.5%, compared to the prior year period. The increase is primarily attributable to the $2.2 million impact of an increase in sales of higher margin products, the $1.3 million impact of price increases, the $1.2 million impact of an increase in sales volumes of existing products and lower manufacturing costs. This increase was partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.4 million.
OEM
OEM net revenues for the three months ended March 27, 2016 decreased $0.7 million, or 2.1%, compared to the prior year period. The decrease is primarily attributable to a decrease in sales volumes of existing products of $2.0 million partially offset by an increase in new product sales of $1.2 million.
OEM operating profit for the three months ended March 27, 2016 decreased $2.8 million, or 35.0%, compared to the prior year period. The decrease is primarily attributable to the $1.3 million impact of a decrease in sales of higher margin products, the impact of a decrease in sales volumes of existing products and lower manufacturing volumes, which were partially offset by the impact of an increase in new product sales.
All Other
Net revenues for our other businesses increased $0.6 million or 1.0% for the three months ended March 27, 2016, compared to the prior year period. The increase is primarily attributable to an increase in sales of new products of $1.1 million, partially offset by unfavorable fluctuations in foreign currency exchange rates.
Operating profit for our other businesses increased $2.6 million or 83.9% for the three months ended March 27, 2016, compared to the prior year period, primarily due to an increase in sales of higher margin products of $1.8 million and the impact of an increase in new product sales partially offset by higher manufacturing costs.

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
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to certain countries in Europe. As of March 27, 2016, our net current and long-term accounts receivable from publicly funded hospitals in Italy, Spain, Portugal and Greece were $42.3 million compared to $37.4 million as of December 31, 2015. For the three months ended March 27, 2016 and March 29, 2015, net revenues from customers in these countries were 7.3% and 8.0% of total net revenues, respectively, and average days that current and long-term accounts receivables were outstanding were 215 days and 230 days, respectively. As of both March 27, 2016 and December 31, 2015, net current and long-term accounts receivables from these countries were approximately 25.6% and 23.9%, respectively, of our consolidated net current and long-term accounts receivable. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2016 and future years.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $66.8 million for the first three months of 2016 compared to $42.4 million during the first three months of 2015. The $24.5 million increase is attributable to improved operating results and a net favorable impact from changes in working capital items, partially offset principally by an increase in income tax payments. The increase in net cash inflow from working capital items is primarily the result of a decrease in cash outflows for accounts receivable and inventories. The net cash outflow for accounts receivable was $10.6 million for the three months ended March 27, 2016 as compared to $21.9 million for the three months ended March 29, 2015. The decrease is attributable to improved collections. The net cash outflow for purchase of inventories for the three months ended March 27, 2016 was $5.1 million as compared to $14.6 million for the three months ended March 29, 2015. The decrease is attributable to service level improvements as well as a reduced need for inventory builds in support of distributor to direct conversions and the 2014 Manufacturing Footprint Realignment Plan.

Net cash used in investing activities from continuing operations was $6.6 million for the three months ended March 27, 2016, primarily resulting from capital expenditures of $7.8 million, partially offset by proceeds from asset sales of $1.3 million.

Net cash used in financing activities from continuing operations was $11.1 million for the three months ended March 27, 2016, primarily resulting from dividends paid of $14.2 million partially offset by $3.2 million of proceeds from option exercises under share based compensation plans.

Net Debt to Total Capital Ratio
The following table provides our net debt to total capital ratio:

	March 27, 2016	December 31, 2015 (1)
	(Dollars in millions)
Net debt includes:
Current borrowings	$421.2	$417.4
Long-term borrowings	642.0	641.9
Unamortized debt discount	19.5	23.0
Total debt	1,082.7	1,082.2
Less: Cash and cash equivalents	392.6	338.4
Net debt	$690.1	$743.8
Total capital includes:
Net debt	$690.1	$743.8
Total common shareholders’ equity	2,059.2	2,009.3
Total capital	$2,749.3	$2,753.1
Percent of net debt to total capital	25.1%	27.0%
(1) Includes the impact of adopting the accounting standard related to debt issuance cost classification issued in April 2015. Refer to Note 2 and Note 6 to the condensed consolidated financial statements included in this report for additional information.
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") are convertible under certain circumstances, as described in Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. Since the fourth quarter 2013, our closing stock price has exceeded the threshold for conversion and, accordingly, the Convertible Notes were classified as a current liability as of March 27, 2016 and December 31, 2015. We have elected a net settlement method to satisfy our conversion obligation, under which we may settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. While we believe we have sufficient liquidity to repay the principal amounts due through a combination of our existing cash on hand and borrowings under our credit facility, our use of these funds could adversely affect our results of operations and liquidity.
In April 2016, we exchanged cash and shares of our common stock for $219.2 million aggregate outstanding principal amount of the Convertible Notes (the “Exchange Transactions”). See Note 15 to the condensed consolidated financial statements included in this report for additional information regarding the Exchange Transactions.  We funded the cash portion of the consideration paid in connection with the Exchange Transactions, in part, through borrowings under our revolving credit facility.   Upon completion of the Exchange Transactions, at our current level of Consolidated EBITDA (as defined in our senior credit agreement), we had additional borrowing capacity under the facility of up to $230.1 million.  Through March 27, 2016, we have received, but not yet settled, conversion notices with respect to $44.3 million in aggregate principal amount of the Convertible Notes (the “Unsettled Conversion Obligations”).  As previously disclosed, we have elected the net settlement method to satisfy the conversion obligation, under which we will settle the principal amount of the Convertible Notes converted in cash and settle the excess conversion value in shares, plus cash in lieu of fractional shares.  The Unsettled Conversion Obligations will be settled in May and June 2016, and we expect to fund the cash portion of the Unsettled Conversion Obligations with available cash or borrowings under our revolving credit facility.
Our senior credit agreement and the indentures under which we issued our 5.25% Senior Notes due 2024 (the “2024 notes”) contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. As of March 27, 2016, we are in compliance with these covenants. The obligations under the senior credit agreement and the 2024 notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the senior credit agreement are (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by us and each guarantor.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting standards, [including estimated effects,] if any, on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of March 27, 2016 and December 31, 2015, we have accrued liabilities of approximately $2.7 million and $2.5 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $2.7 million accrued at March 27, 2016, $1.5 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 12 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended March 27, 2016. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See Note 15 to the condensed consolidated financial statements included in this report for information regarding the reduction in the outstanding principal amount of Convertible Notes as a result of our exchange of cash and shares of our common stock for $219.2 million aggregate outstanding principal amount of the Convertible Notes, which information is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit No.		Description
10.1	—	Senior Executive Officer Severance Agreement, dated March 31, 2016, between the Company and Tony Kennedy.
10.2	—	Executive Change In Control Agreement, dated March 31, 2016, between the Company and Tony Kennedy.
10.3	—	Senior Executive Officer Severance Agreement, dated March 31, 2016, between the Company and Karen Boylan.
10.4	—	Executive Change In Control Agreement, dated March 31, 2016, between the Company and Karen Boylan.
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 27, 2016 and March 29, 2015; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 27, 2016 and March 29, 2015; (iii) the Condensed Consolidated Balance Sheets as of March 27, 2016 and December 31, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 27, 2016 and March 29, 2015; (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 27, 2016 and March 29, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Benson F. Smith
Benson F. Smith Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Powell
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: April 28, 2016