Form 10-Q
period 2016-06-26
TELEFLEX INC
filed 2016-07-28
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 44,036,366 shares of common stock, par value $1.00 per share, outstanding as of July 25, 2016.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 26, 2016

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars and shares in thousands, except per share)
Net revenues	$473,553	$452,045	$898,446	$881,475
Cost of goods sold	217,154	218,808	416,900	425,601
Gross profit	256,399	233,237	481,546	455,874
Selling, general and administrative expenses	142,983	142,228	279,331	281,925
Research and development expenses	15,472	13,443	27,825	26,327
Restructuring charges	(119)	580	9,849	5,028
Gain on sale of assets	(378)	—	(1,397)	—
Income from continuing operations before interest and taxes	98,441	76,986	165,938	142,594
Interest expense	11,907	16,207	25,691	33,379
Interest income	(129)	(154)	(209)	(323)
Loss on extinguishment of debt	19,261	10,454	19,261	10,454
Income from continuing operations before taxes	67,402	50,479	121,195	99,084
Taxes on income from continuing operations	8,007	5,280	10,620	14,612
Income from continuing operations	59,395	45,199	110,575	84,472
Operating income (loss) from discontinued operations	6	(145)	(376)	(644)
(Benefit) taxes on loss from discontinued operations	(187)	45	(257)	249
Income (loss) from discontinued operations	193	(190)	(119)	(893)
Net income	59,588	45,009	110,456	83,579
Less: Income from continuing operations attributable to noncontrolling interest	285	446	464	664
Net income attributable to common shareholders	$59,303	$44,563	$109,992	$82,915
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.36	$1.08	$2.58	$2.02
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Net income	$1.36	$1.07	$2.58	$2.00
Diluted:
Income from continuing operations	$1.25	$0.93	$2.29	$1.76
Income (loss) from discontinued operations	0.01	—	—	(0.02)
Net income	$1.26	$0.93	$2.29	$1.74
Dividends per share	$0.34	$0.34	$0.68	$0.68
Weighted average common shares outstanding
Basic	43,549	41,560	42,598	41,514
Diluted	47,246	48,081	48,014	47,688
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$59,110	$44,753	$110,111	$83,808
Income (loss) from discontinued operations, net of tax	193	(190)	(119)	(893)
Net income	$59,303	$44,563	$109,992	$82,915
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in thousands)
Net income	$59,588	$45,009	$110,456	$83,579
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $1,526, $(5,334), $(2,651) and $18,104 for the three and six month periods, respectively	(9,237)	21,203	11,218	(61,887)
Pension and other postretirement benefit plans adjustment, net of tax of $(641), $(399), $(1,270) and $(1,285) for the three and six month periods, respectively	1,246	531	2,484	2,437
Derivatives qualifying as hedges, net of tax of $984, $461, $605 and $436 for the three and six month periods, respectively	(496)	(803)	984	(759)
Other comprehensive (loss) income, net of tax:	(8,487)	20,931	14,686	(60,209)
Comprehensive income	51,101	65,940	125,142	23,370
Less: comprehensive income attributable to noncontrolling interest	239	391	397	670
Comprehensive income attributable to common shareholders	$50,862	$65,549	$124,745	$22,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 26, 2016	December 31, 2015
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$476,490	$338,366
Accounts receivable, net	273,530	262,416
Inventories, net	338,465	330,275
Prepaid expenses and other current assets	35,841	34,915
Prepaid taxes	30,369	30,895
Assets held for sale	7,026	6,972
Total current assets	1,161,721	1,003,839
Property, plant and equipment, net	314,665	316,123
Goodwill	1,301,348	1,295,852
Intangible assets, net	1,175,098	1,199,975
Investments in affiliates	244	152
Deferred tax assets	1,985	2,341
Other assets	45,146	53,492
Total assets	$4,000,207	$3,871,774
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$173,952	$417,350
Accounts payable	72,787	66,305
Accrued expenses	63,396	64,017
Current portion of contingent consideration	7,453	7,291
Payroll and benefit-related liabilities	71,059	84,658
Accrued interest	5,688	7,480
Income taxes payable	12,957	8,059
Other current liabilities	16,512	8,960
Total current liabilities	423,804	664,120
Long-term borrowings	907,930	641,850
Deferred tax liabilities	317,327	315,983
Pension and postretirement benefit liabilities	143,992	149,441
Noncurrent liability for uncertain tax positions	26,415	40,400
Other liabilities	59,171	48,887
Total liabilities	1,878,639	1,860,681
Commitments and contingencies
Total common shareholders' equity	2,119,350	2,009,272
Noncontrolling interest	2,218	1,821
Total equity	2,121,568	2,011,093
Total liabilities and equity	$4,000,207	$3,871,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 26, 2016	June 28, 2015
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$110,456	$83,579
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	119	893
Depreciation expense	26,609	22,385
Amortization expense of intangible assets	31,397	29,826
Amortization expense of deferred financing costs and debt discount	6,554	8,421
Loss on extinguishment of debt	19,261	10,454
Gain on sale of assets	(1,397)	—
Changes in contingent consideration	1,242	(2,293)
Stock-based compensation	7,949	7,126
Deferred income taxes, net	(1,292)	625
Other	(1,970)	(6,301)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(10,237)	(17,984)
Inventories	(3,284)	(16,895)
Prepaid expenses and other current assets	238	921
Accounts payable and accrued expenses	(3,500)	(2,966)
Income taxes receivable and payable, net	(657)	(8,203)
Net cash provided by operating activities from continuing operations	181,488	109,588
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(19,535)	(31,321)
Proceeds from sale of assets	3,985	—
Payments for businesses and intangibles acquired, net of cash acquired	(3,117)	(37,559)
Investment in affiliates	—	—
Net cash used in investing activities from continuing operations	(18,667)	(68,880)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	665,000	288,100
Reduction in borrowings	(656,479)	(250,981)
Debt extinguishment, issuance and amendment fees	(8,182)	(8,746)
Net proceeds from share based compensation plans and the related tax impacts	6,593	4,843
Payments to noncontrolling interest shareholders	—	(832)
Payments for contingent consideration	(133)	(3,989)
Dividends paid	(28,998)	(28,234)
Net cash (used in) provided by financing activities from continuing operations	(22,199)	161
Cash flows from discontinued operations:
Net cash used in operating activities	(1,183)	(1,363)
Net cash used in discontinued operations	(1,183)	(1,363)
Effect of exchange rate changes on cash and cash equivalents	(1,315)	(17,732)
Net increase in cash and cash equivalents	138,124	21,774
Cash and cash equivalents at the beginning of the period	338,366	303,236
Cash and cash equivalents at the end of the period	$476,490	$325,010

Non cash financing activities of continuing operations:
Settlement and exchange of convertible notes with common or treasury stock	$35,197	$38
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$85,895	$71

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2015	43,517	$43,517	$440,127	$2,016,176	$(371,124)	1,908	$(119,424)	$1,821	$2,011,093
Net income				109,992				464	110,456
Cash dividends ($0.68 per share)				(28,998)					(28,998)
Other comprehensive income (loss)					14,753			(67)	14,686
Settlements of convertible notes	2,168	2,168	(31,913)			(429)	33,043		3,298
Settlements of note hedges associated with convertible notes and warrants			85,895			314	(85,895)		—
Shares issued under compensation plans	96	96	10,264			(42)	597		10,957
Deferred compensation						(2)	76		76
Balance as of June 26, 2016	45,781	$45,781	$504,373	$2,097,170	$(356,371)	1,749	$(171,603)	$2,218	$2,121,568
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
In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair statement of financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
In March 2016, the FASB issued new guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded as additional-paid-in-capital) and addressing other, related guidance on accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees' applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted (if early adoption occurs in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period). Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on the Company's results of operations, cash flows and financial position.
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

Note 3 — Restructuring charges
2016 Manufacturing Footprint Realignment Plan
On February 23, 2016, the Board of Directors of the Company approved a restructuring plan (the “2016 Plan") designed to reduce costs, improve operating efficiencies and enhance the Company’s long term competitive position.  The 2016 Plan, which was developed in response to continuing cost pressures in the healthcare industry, involves the consolidation of operations and a related workforce reduction at certain of the Company’s facilities, and will primarily involve the relocation of certain manufacturing operations and relocation and outsourcing of certain distribution operations. These actions commenced in the quarter ended March 27, 2016 and are expected to be substantially completed by the end of 2018.
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
The Company recorded charges of $1.8 million during the three months ended June 26, 2016 related to the 2016 Plan consisting of accelerated depreciation and other costs, which primarily were recorded as cost of goods sold.
The Company recorded $12.8 million during the six months ended June 26, 2016 related to the 2016 Plan, of which $10.4 million related to employee termination benefits and was recorded as restructuring expense, and $2.4 million, related to accelerated depreciation and other costs, which primarily were recorded as cost of goods sold.
As the 2016 Plan progresses, management will reevaluate the estimated expenses set forth above, and may revise its estimates, as appropriate, consistent with GAAP.
2015 Restructuring Programs
During 2015, the Company committed to programs associated with the reorganization of certain of its businesses and the consolidation of certain of its facilities in North America. As of June 26, 2016, the Company has incurred net aggregate restructuring charges related to the plan of $6.3 million. As of June 26, 2016, the Company has a reserve of $0.8 million related to these programs.
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

The Company recorded charges of $2.4 million and $4.0 million for the three and six months ended June 26, 2016, respectively, related to the 2014 Manufacturing Footprint Realignment Plan. Of this amount, $2.3 million and $4.4 million for the three and six months ended June 26, 2016, respectively, were recorded in costs of goods sold, and related to accelerated depreciation and certain other costs. For the three month ended June 26, 2016, the charges also included $0.1 million in restructuring expense. During the six months ended June 26, 2016, the Company recorded a net reversal of restructuring expense of $0.4 million. As of June 26, 2016, the Company has incurred net aggregate restructuring charges related to the plan of $10.5 million. Additionally, as of June 26, 2016, the Company has incurred net aggregate accelerated depreciation and certain other costs in connection with the plan of $18.8 million, which were primarily included in cost of goods sold. As of June 26, 2016, the Company has a restructuring reserve of $6.3 million in connection with the plan, all of which relates to termination benefits.

For additional information on the Company's restructuring programs, see Note 4 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2015.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The restructuring charges recognized for the three and six months ended June 26, 2016 and June 28, 2015 consisted of the following:

Three Months Ended June 26, 2016
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2016 Manufacturing footprint realignment plan	$(279)	$—	$—	$286	$7
2015 Restructuring programs	(442)	55	115	25	(247)
2014 Manufacturing footprint realignment plan	112	—	—	9	121
Total restructuring charges	$(609)	$55	$115	$320	$(119)

Three Months Ended June 28, 2015
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total

2015 Restructuring programs	$9	$63	$24	$46	$142
2014 Manufacturing footprint realignment plan	75	204	228	—	507
Other restructuring programs - prior years (1)	(96)	—	9	18	(69)
Total restructuring charges	$(12)	$267	$261	$64	$580

Six Months Ended June 26, 2016
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2016 Manufacturing footprint realignment plan	$10,068	$—	$—	$286	$10,354
2015 Restructuring programs	(399)	178	93	118	(10)
2014 Manufacturing footprint realignment plan	(426)	—	—	11	(415)
Other restructuring programs - prior years (1)	—	—	(86)	6	(80)
Total restructuring charges	$9,243	$178	$7	$421	$9,849

Six Months Ended June 28, 2015
(in thousands)	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
2015 Restructuring programs	$3,559	$129	$645	$47	$4,380
2014 Manufacturing footprint realignment	212	230	228	—	670
Other restructuring programs - prior years (1)	(85)	—	28	35	(22)
Total restructuring charges	$3,686	$359	$901	82	$5,028

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Facility closure costs include general operating costs incurred subsequent to production shutdown as well as legal costs, equipment relocation and other associated costs.
Contract termination costs include costs associated with terminating existing leases and distributor agreements.
Other costs include outplacement and employee relocation costs and other employee-related costs.
Restructuring charges by reportable operating segment for the three and six months ended June 26, 2016 and June 28, 2015 are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in thousands)		(Dollars in thousands)
Restructuring charges
Vascular North America	$351	$520	$4,514	$2,783
Anesthesia North America	364	(2)	2,239	534
Surgical North America	—	—	(20)	246
EMEA	(949)	(43)	2,923	(75)
Asia	(2)	1	—	1
OEM	(1)	—	4	—
All other	118	104	189	1,539
Total restructuring charges	$(119)	$580	$9,849	$5,028

Note 4 — Inventories, net
Inventories as of June 26, 2016 and December 31, 2015 consisted of the following:

	June 26, 2016	December 31, 2015
	(Dollars in thousands)
Raw materials	$79,199	$76,037
Work-in-process	57,129	60,218
Finished goods	239,161	230,536
	375,489	366,791
Less: inventory reserve	(37,024)	(36,516)
Inventories, net	$338,465	$330,275

Note 5 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable segment for the six months ended June 26, 2016:

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2015	$345,546	$141,122	$250,912	$306,009	$141,067	$1,194	$110,002	$1,295,852
Currency translation adjustment	—	405	—	367	6,864	—	(2,140)	5,496
Balance as of June 26, 2016	$345,546	$141,527	$250,912	$306,376	$147,931	$1,194	$107,862	$1,301,348

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information as of June 26, 2016 and December 31, 2015 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	June 26, 2016	December 31, 2015	June 26, 2016	December 31, 2015
	(Dollars in thousands)
Customer relationships	$624,851	$621,078	$(228,493)	$(214,924)
In-process research and development	58,614	58,908	—	—
Intellectual property	523,189	522,374	(189,454)	(173,903)
Distribution rights	23,340	23,279	(15,005)	(14,393)
Trade names	387,388	384,821	(11,466)	(8,929)
Non-compete agreements	2,846	2,186	(712)	(522)
	$1,620,228	$1,612,646	$(445,130)	$(412,671)
In May 2012, the Company acquired Semprus BioSciences Corp. ("Semprus"), a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications.  As previously disclosed, the Company experienced difficulties with respect to the development of the Semprus technology, and devoted further research and testing towards attempting to resolve the issue. As a result of these efforts, the Company believes it has resolved the issue and is focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of the technology. Despite the progress made since these issues were first identified, significant challenges to commercialization of the Semprus technology remain, and the Company ultimately may find it necessary to recognize impairment charges with respect to the related assets, which could be material. As of June 26, 2016, the Company has in-process research and development intangible assets of $41.0 million related to this investment, which is recorded in intangible assets, net.
Amortization expense related to intangible assets was $16.0 million and $15.1 million for the three months ended June 26, 2016 and June 28, 2015, respectively, and $31.4 million and $29.8 million for the six months ended June 26, 2016 and June 28, 2015, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Borrowings
The Company's borrowings at June 26, 2016 and December 31, 2015 are as follows:

	June 26, 2016	December 31, 2015
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.95% at June 26, 2016, due 2018	$268,000	$396,000
3.875% Convertible Senior Subordinated Notes due 2017	136,162	399,641
4.875% Senior Notes due 2026	400,000	—
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 1.20% at June 26, 2016	43,300	43,300
	1,097,462	1,088,941
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(4,956)	(22,999)
Less: Unamortized debt issuance costs	(10,624)	(6,742)
	1,081,882	1,059,200
Current borrowings	(173,952)	(417,350)
Long-term borrowings	$907,930	$641,850
4.875% Senior Notes
On May 16, 2016, the Company issued $400.0 million of 4.875% Senior Notes due 2026 (the "2026 Notes"). The Company will pay interest on the 2026 Notes semi-annually on June 1 and December 1, commencing on December 1, 2016, at a rate of 4.875% per year. The 2026 Notes mature on June 1, 2026 unless earlier redeemed by the Company at its option, as described below, or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the Indenture related to the 2026 Notes) or upon the Company’s election to exercise its optional redemption rights, as described below. The Company incurred transaction fees of approximately $6.2 million, including underwriters’ discounts and commissions in connection with the offering of the 2026 Notes, which were recorded as a reduction to long-term borrowings and are being amortized over the term of the 2026 Notes. The Company used the net proceeds from the offering to repay borrowings under the Company’s revolving credit facility.
The Company's obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Company’s revolving credit facility and by certain of the Company’s other 100% owned domestic subsidiaries.
At any time on or after June 1, 2021, the Company may, on one or more occasions, redeem some or all of the 2026 Notes at a redemption price of 102.438% of the principal amount of the 2026 Notes subject to redemption, declining, in annual increments of 0.813%, to 100% of the principal amount on June 1, 2024, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2021, the Company may, on one or more occasions, redeem some or all of the 2026 Notes at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2026 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2026 Notes of the present value, on the redemption date of the sum of (i) the June 1, 2021 optional redemption price plus (ii) all required interest payments on the 2026 Notes through June 1, 2021 (other than accrued and unpaid interest to the redemption date), generally computed using a discount rate equal to the yield to maturity of U.S. Treasury securities with a constant maturity for the period most nearly equal to the period from the redemption date to June 1, 2021, plus 50 basis points.
In addition, at any time prior to June 1, 2019, the Company may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2026 Notes, using the proceeds of specified types of Company equity offerings

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and subject to specified conditions, at a redemption price equal to 104.875% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.
The 2026 Notes contain covenants that, among other things, limit or restrict the Company’s ability, and the ability of its subsidiaries, to incur additional debt, or issue preferred stock or other disqualified stock; create liens; pay dividends, make investments or make other restricted payments; sell assets; merge, consolidate, sell or otherwise disposes of all or substantially all of the Company's assets; or enter into transactions with the Company's affiliates.
3.875% Convertible Senior Subordinated Notes
For a discussion regarding the classification of the Convertible Notes as a current liability, see Note 8 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2015.
Exchange Transactions
On April 4, 2016, pursuant to separate, privately negotiated agreements between the Company and certain of the holders (the "Holders") of its 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes"), the Company paid cash and common stock (the "Exchange Consideration") to the Holders in exchange for $219.2 million aggregate principal amount of the Convertible Notes (the "Exchange Transactions"). The Exchange Consideration paid to the Holders per $1,000 principal amount of Convertible Notes is equal to: (i) $1,000 in cash, (ii) a number of shares of the Company’s common stock equal to the amount of the conversion value of the Convertible Notes in excess of the $1,000 principal amount (the "Conversion Shares"), calculated on the basis of the average daily volume weighted average price (the "Average Daily VWAP") per share of Company common stock over a specified period , (iii) an inducement payment in additional shares of common stock (the "Inducement Shares"), calculated based on the Average Daily VWAP and (iv) cash in an amount equal to accrued and unpaid interest to, but not including, the closing date. As a result of the Exchange Transactions, the Company paid the Holders aggregate cash consideration of $220.7 million (which includes $1.5 million in accrued but previously unpaid interest) and issued and delivered to the Holders 2.17 million shares of Company common stock (including both Conversion Shares and Inducement Shares).The Company funded the $220.7 million cash payment constituting part of the Exchange Consideration through borrowings under its revolving credit agreement. The issuance of the shares of the Company’s common stock to the Holders pursuant to the Exchange Transactions was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 3(a)(9) of the Securities Act. As a result of the Exchange Transactions, the Company recognized a loss on extinguishment of debt of $16.3 million.
In connection with entering into the Exchange Transactions, the Company also entered into bond hedge unwind agreements (the "Hedge Unwind Agreements") with the dealer counterparties to the convertible note hedge transactions related to the Convertible Notes. Under the Hedge Unwind Agreements, the number of call options subject to the Convertible Note hedge transactions was reduced to reflect proportionately the reduction in the outstanding principal amount of the Convertible Notes following the Exchange Transactions. In addition, the Company entered into warrant unwind agreements (the “Warrant Unwind Agreements”) with the dealer counterparties to reduce the number of warrants initially issued to the dealer counterparties, also in connection with the initial issuance of the Convertible Notes. On a net basis, after giving effect to the Hedge Unwind Agreements and Warrant Unwind Agreements, the Company received 0.3 million shares of Company common stock from such dealer counterparties.
Conversions
During the second quarter of 2016, the Company made settlement with respect to conversion notices previously received by the Company in respect of $44.3 million in aggregate principal amount of the Convertible Notes (the "Converted Notes"). In accordance with the terms of the supplemental indenture relating to the Convertible Notes, the Company elected to deliver to the holders of the Converted Notes (the "Converting Holders") a combination of cash and shares of Company common stock, based on the conversion methodology set forth in the supplemental indenture. The Company provided the Converting Holders, in the aggregate, $44.3 million in cash and 0.4 million shares of Company common stock. As a result of the conversions, the Company recognized a loss on extinguishment of debt of $3.0 million.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Under the terms of the agreements related to the Convertible Note hedge transactions, and in connection with the conversions described above, the counterparties to the Convertible Note hedge transactions delivered to the Company a number of shares of Company common stock equal to the number of shares of Company common stock delivered to the Converting Holders. Additionally, the Company entered into warrant unwind agreements with the dealer counterparties to reduce the number of warrants initially issued. The Company received 0.4 million shares of Company common stock to the dealer counterparties in connection with the warrant unwind agreements.

Repayment of Revolving Credit Facility Borrowings
In July 2016, we repaid $50.0 million of borrowings under the revolving credit agreement using available cash.

Fair Value of Long-Term Borrowings
To determine the fair value of the debt categorized as Level 2 in the table below, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of June 26, 2016 and December 31, 2015, categorized by the level of inputs within the fair value hierarchy used to measure fair value (see Note 10, “Fair value measurement,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information):

	June 26, 2016	December 31, 2015
	(Dollars in thousands)
Level 1	$389,423	$858,709
Level 2	987,010	687,072
Total	$1,376,433	$1,545,781

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
Non-designated Foreign Currency Forward Contracts

During the third quarter 2015, the Company began using foreign currency forward contracts as a part of its strategy to manage exposure related to near term foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges; therefore, the changes in fair value are recorded in the condensed consolidated statement of income as a selling, general and administrative expense. The Company enters into foreign currency forward contracts for periods consistent with currency transaction exposures, approximately one month. For the three and six months ended June 26, 2016, the Company recognized a loss related to non-designated foreign currency forward contracts of $1.3 million and $1.6 million, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the location and fair value of derivative financial instruments reported in the condensed consolidated balance sheet as of June 26, 2016 and December 31, 2015:

	June 26, 2016	December 31, 2015
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$1,211	$285
Non-designated foreign currency forward contracts	455	44
Prepaid expenses and other current assets	$1,666	$329
Total asset derivatives	$1,666	$329
Liability derivatives:
Designated foreign currency forward contracts	$3,366	$807
Non-designated foreign currency forward contracts	1,406	491
Other current liabilities	$4,772	$1,298
Total liability derivatives	$4,772	$1,298
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of June 26, 2016 and December 31, 2015 was $162.9 million and $49.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of June 26, 2016 and December 31, 2015 was $75.6 million and $69.1 million, respectively. All open foreign currency forward contracts as of June 26, 2016 have durations of nine months or less.
The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (loss) (“OCI”) for the three and six months ended June 26, 2016 and June 28, 2015:

	After Tax Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in thousands)
Foreign currency forward contracts	$(496)	$(803)	$984	$(759)
Total	$(496)	$(803)	$984	$(759)

See Note 9 for information on the location in the condensed consolidated statements of income and amount of losses/(gains) attributable to derivatives that were reclassified from accumulated other comprehensive loss (“AOCL”) to expense (income), net of tax.
There was no ineffectiveness related to the Company’s hedging derivatives during the three and six months ended June 26, 2016 and June 28, 2015.

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
An allowance for doubtful accounts is maintained for accounts receivable based on the Company’s historical collection experience and expected collectability of the accounts receivable, considering the time an account is

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts was $8.9 million and $8.0 million at June 26, 2016 and December 31, 2015, respectively. The current portion of the allowance for doubtful accounts at June 26, 2016 and December 31, 2015 of $2.1 million and $2.0 million, respectively, was presented as part of accounts receivable, net. The allowance for doubtful accounts on receivables outstanding for greater than one year at June 26, 2016 and December 31, 2015 of $6.8 million and $6.0 million, respectively, was presented as part of other assets.
Certain of the Company’s customers, particularly in Europe, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers, primarily in Greece, Italy, Spain and Portugal. As a result, the Company continues to closely monitor the allowance for doubtful accounts in these locations. The aggregate net current and long-term accounts receivable for customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term accounts receivable represented by the net current and long-term accounts receivable for customers in those countries at June 26, 2016 and December 31, 2015 are as follows:

	June 26, 2016	December 31, 2015
	(Dollars in thousands)
Current and long-term accounts receivable (net of allowances of $7.7 million and $7.2 million at June 26, 2016 and December 31, 2015, respectively) in Greece, Italy, Spain and Portugal (1)	$65,638	$62,272
Percentage of total net current and long-term accounts receivable - Greece, Italy, Spain and Portugal	23.4%	23.9%

(1)    The long-term portion of accounts receivable, net from customers in Greece, Italy, Spain and Portugal at June 26, 2016 and December 31, 2015 was $9.6 million and $8.1 million, respectively, and is reported on the condensed consolidated balance sheet in other assets.
For the six months ended June 26, 2016 and June 28, 2015, net revenues from customers in Greece, Italy, Spain and Portugal were $63.7 million and $66.2 million, respectively.

Note 8 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s 2015 consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of June 26, 2016 and December 31, 2015:

	Total carrying value at June 26, 2016	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$7,163	$7,163	$—	$—
Derivative assets	1,666	—	1,666	—
Derivative liabilities	4,772	—	4,772	—
Contingent consideration liabilities	21,938	—	—	21,938

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,922	$6,922	$—	$—
Derivative assets	329	—	329	—
Derivative liabilities	1,298	—	1,298	—
Contingent consideration liabilities	20,829	—	—	20,829
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the six months ended June 26, 2016.
The following table provides information regarding changes, during the six months ended June 26, 2016, in Level 3 financial liabilities related to contingent consideration in connection with several Company acquisitions:

Contingent consideration
2016
(Dollars in thousands)
Balance - December 31, 2015	$20,829
Payment	(133)
Revaluations	1,242
Balance - June 26, 2016	$21,938

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
In connection with the Company's contingent consideration arrangements, the Company estimates that it will make payments from 2016 through 2029. As of June 26, 2016, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $7.0 million and $46.4 million. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.
The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements as of June 26, 2016:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	2.6% - 10% (8.4%)
Contingent consideration		Probability of payment	2% - 100% (71.3%)
As of June 26, 2016, the Company recorded $21.9 million of total liabilities for contingent consideration, of which $7.5 million was recorded as the current portion of contingent consideration and $14.4 million was recorded as other liabilities in the condensed consolidated balance sheet.

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

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Shares in thousands)
Basic	43,549	41,560	42,598	41,514
Dilutive effect of share-based awards	566	473	543	470
Dilutive effect of 3.875% Convertible Notes and warrants	3,131	6,048	4,873	5,704
Diluted	47,246	48,081	48,014	47,688
Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 5.0 million and 5.1 million for the three and six months ended June 26, 2016, respectively, and 5.6 million and 5.7 million for the three and six months ended June 28, 2015, respectively.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge, consisting of call options held by the Company, economically reduces the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately address the dilutive impact of the warrants issued under the warrant agreements in computing diluted weighted average shares outstanding, without giving effect to the anti-dilutive impact of the call options. The reduction in the number of diluted shares that would result from giving effect to the anti-dilutive impact of the call options would have been 1.7 million and 2.6 million for the three and six months ended June 26, 2016, respectively, and 3.3 million and 3.2 million for the three and six months ended June 28, 2015, respectively. The treasury stock method is applied to the warrants when the average market price of the Company's common stock during the reporting period presented exceeds the warrant exercise price of $74.65 per share, and assumes the proceeds from the exercise of the warrants are used by the Company to repurchase shares based on such average market price. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 1.5 million and 2.2 million for the three

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and six months ended June 26, 2016 and 2.7 million and 2.5 million for the three and six months ended June 28, 2015, respectively.
See Note 6 for information regarding the reduction in the outstanding principal amount of Convertible Notes as a result of the Company's exchange of cash and shares of common stock, as well as the conversion of a portion of the Convertible Notes, and the related reduction in the number of call options and warrants outstanding under the convertible note hedge and warrant agreements.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 26, 2016 and June 28, 2015:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2015	$(2,491)	$(138,887)	$(229,746)	$(371,124)
Other comprehensive income (loss) before reclassifications	(1,684)	375	11,285	9,976
Amounts reclassified from accumulated other comprehensive income	2,668	2,109	—	4,777
Net current-period other comprehensive income	984	2,484	11,285	14,753
Balance as of June 26, 2016	$(1,507)	$(136,403)	$(218,461)	$(356,371)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2014	$—	$(141,744)	$(119,151)	$(260,895)
Other comprehensive (loss) before reclassifications	(922)	300	(61,893)	(62,515)
Amounts reclassified from accumulated other comprehensive loss	163	2,137	—	2,300
Net current-period other comprehensive (loss) income	(759)	2,437	(61,893)	(60,215)
Balance at June 28, 2015	$(759)	$(139,307)	$(181,044)	$(321,110)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and six months ended June 26, 2016 and June 28, 2015:

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in thousands)
Losses on foreign exchange contracts:
Cost of goods sold	$1,501	$472	$3,372	$263
Total before tax	1,501	472	3,372	263
Tax (benefit) expense	(363)	(110)	(704)	(100)
Net of tax	$1,138	$362	$2,668	$163
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,620	$1,605	$3,242	$3,211
Prior-service costs(1)	14	—	28	—
Total before tax	1,634	1,605	3,270	3,211
Tax (benefit) expense	(581)	(564)	(1,161)	(1,074)
Net of tax	$1,053	$1,041	$2,109	$2,137

Total reclassifications, net of tax	$2,191	$1,403	$4,777	$2,300

(1)
These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans (see Note 11 for additional information).

Note 10 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Effective income tax rate	11.9%	10.5%	8.8%	14.7%

The effective income tax rate for the three and six months ended June 26, 2016 was 11.9% and 8.8%, respectively, and 10.5% and 14.7% for the three and six months ended June 28, 2015, respectively. The effective income tax rate for the six months ended June 26, 2016, as compared to the prior year period, reflects a tax benefit associated with a reduction in the estimated deferred tax with respect to non-permanently reinvested income as a result of an increase in the estimated foreign tax credits available to reduce the U.S. tax on future repatriations. The effective income tax rate for the three months ended June 26, 2016 also reflects an expense associated with a shift in income to jurisdictions with higher tax rates. Additionally, the effective income tax for the six months ended June 26, 2016 reflects a tax benefit associated with the settlement of a foreign tax audit.

Note 11 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of June 26, 2016, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from Company funds.
Net pension and other postretirement benefits expense (income) consist of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Six Months Ended		Other Postretirement Benefits Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in thousands)
Service cost	$655	$469	$111	$107	$1,307	$940	$222	$214
Interest cost	3,929	4,485	407	511	7,849	8,971	813	1,023
Expected return on plan assets	(6,199)	(6,427)	—	—	(12,397)	(12,852)	—	—
Net amortization and deferral	1,577	1,528	57	78	3,156	3,058	114	155
Net benefits expense (income)	$(38)	$55	$575	$696	$(85)	$117	$1,149	$1,392
The Company’s pension contributions are required to be approximately $2.4 million during 2016, of which $1.7 million was contributed during the six months ended June 26, 2016.

Note 12 — Commitments and contingent liabilities
Operating leases: The Company uses various leased facilities and equipment in its operations.

During the first quarter 2016, the Company entered into a build-to-suit lease arrangement for its European and global operations headquarters in Ireland. For accounting purposes, the Company is deemed the owner of the asset during the construction period and is required to record the estimated fair value of the incurred construction costs as construction in progress, and a current liability for those costs not funded by the Company, during the construction period. The construction of the building and tenant improvements, for which the estimated cost is $16.4 million, is expected to be completed in October 2016. The Company will occupy the entire building once construction is completed. As of June 26, 2016, the Company recorded $8.4 million in property, plant and equipment representing the estimated fair value of the construction costs incurred to date. Based on current expectations, the Company believes it is not subject to any continuing involvement requirements that would prohibit the Company from derecognizing the asset and related liability upon commencement of the lease term.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 26, 2016, the Company has recorded $1.1 million and $6.0 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 26, 2016. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of June 26, 2016, the Company has recorded accrued liabilities of $2.6 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amount accrued as of June 26, 2016, $1.5 million pertains to discontinued operations.
In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre-judgment and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company's post-trial motions seeking to overturn the verdict or reduce the amount of damages were denied in June 2015. The Company appealed to the Louisiana Court of Appeal, and the plaintiff filed a cross-appeal, seeking to overturn the trial court’s denial of pre-judgment interest on the punitive damages award. On June 29, 2016, the Louisiana Court of Appeal affirmed the trial court verdict in all respects. The Company has filed a motion for rehearing with the Louisiana Court of Appeal, which currently is pending. As of June 26, 2016, the Company has accrued a liability representing its best estimate of probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter in excess of $10.0 million will be covered by the Company’s product liability insurance.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of June 26, 2016, the most significant tax examinations in process are in Austria and Canada. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts its reserves to address developments with respect to these uncertain tax positions. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company’s OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.
Operating segments other than the reportable operating segments are collectively presented in the “All other” category within the tabular information set forth below.
The following tables present the Company’s segment results for the three and six months ended June 26, 2016 and June 28, 2015:

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in thousands)		(Dollars in thousands)
Revenue
Vascular North America	$88,111	$81,165	$169,699	$161,931
Anesthesia North America	49,194	45,579	95,151	91,028
Surgical North America	43,136	40,520	82,077	78,579
EMEA	131,705	129,132	253,800	258,414
Asia	63,191	62,042	112,347	110,571
OEM	40,298	37,918	74,275	72,633
All other	57,918	55,689	111,097	108,319
Consolidated net revenues	$473,553	$452,045	$898,446	$881,475

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in thousands)		(Dollars in thousands)
Operating profit
Vascular North America	$21,994	$17,055	$41,650	$32,805
Anesthesia North America	15,050	11,434	27,227	21,394
Surgical North America	12,348	14,315	25,604	26,642
EMEA	23,944	19,343	44,987	45,678
Asia	21,751	18,951	34,759	27,097
OEM	9,215	8,366	14,404	16,409
All other	7,436	6,855	13,179	9,948
Total segment operating profit (1)	111,738	96,319	201,810	179,973
Unallocated expenses (2)	(13,297)	(19,333)	(35,872)	(37,379)
Income from continuing operations before interest and taxes	$98,441	$76,986	$165,938	$142,594

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 14 — Condensed consolidating guarantor financial information
The Company's 2024 Notes and 2026 Notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income (loss) for the three and six months ended June 26, 2016 and June 28, 2015, condensed consolidating balance sheets as of June 26, 2016 and December 31, 2015 and condensed consolidating statements of cash flows for the six months ended June 26, 2016 and June 28, 2015, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries, on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidating financial information, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 26, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$280,430	$290,784	$(97,661)	$473,553
Cost of goods sold	—	170,700	146,997	(100,543)	217,154
Gross profit	—	109,730	143,787	2,882	256,399
Selling, general and administrative expenses	10,285	86,385	46,297	16	142,983
Research and development expenses	140	8,644	6,688	—	15,472
Restructuring charges	—	557	(676)	—	(119)
Gain on sale of assets	—	(378)	—	—	(378)
(Loss) income from continuing operations before interest and taxes	(10,425)	14,522	91,478	2,866	98,441
Interest, net	33,146	(22,437)	1,069	—	11,778
Loss on extinguishment of debt	19,261	—	—	—	19,261
(Loss) income from continuing operations before taxes	(62,832)	36,959	90,409	2,866	67,402
(Benefit) taxes on (loss) income from continuing operations	(23,077)	14,504	15,909	671	8,007
Equity in net income of consolidated subsidiaries	99,295	63,605	175	(163,075)	—
Income from continuing operations	59,540	86,060	74,675	(160,880)	59,395
Operating (loss) income from discontinued operations	(373)	—	379	—	6
Tax (benefit) on (loss) income from discontinued operations	(136)	—	(51)	—	(187)
(Loss) income from discontinued operations	(237)	—	430	—	193
Net income	59,303	86,060	75,105	(160,880)	59,588
Less: Income from continuing operations attributable to noncontrolling interest	—	—	285	—	285
Net income attributable to common shareholders	59,303	86,060	74,820	(160,880)	59,303
Other comprehensive loss attributable to common shareholders	(8,441)	(9,685)	(11,378)	21,063	(8,441)
Comprehensive income attributable to common shareholders	$50,862	$76,375	$63,442	$(139,817)	$50,862

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 28, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$269,703	$276,258	$(93,916)	$452,045
Cost of goods sold	—	158,718	152,355	(92,265)	218,808
Gross profit	—	110,985	123,903	(1,651)	233,237
Selling, general and administrative expenses	8,663	82,844	50,964	(243)	142,228
Research and development expenses	—	4,894	8,549	—	13,443
Restructuring charges	—	591	(11)	—	580
(Loss) income from continuing operations before interest and taxes	(8,663)	22,656	64,401	(1,408)	76,986
Interest, net	33,358	(18,565)	1,260	—	16,053
Loss on extinguishment of debt	10,454	—	—	—	10,454
(Loss) income from continuing operations before taxes	(52,475)	41,221	63,141	(1,408)	50,479
(Benefit) taxes on (loss) income from continuing operations	(17,941)	14,917	8,463	(159)	5,280
Equity in net income of consolidated subsidiaries	79,246	51,964	122	(131,332)	—
Income from continuing operations	44,712	78,268	54,800	(132,581)	45,199
Operating loss from discontinued operations	(145)	—	—	—	(145)
Taxes on loss from discontinued operations	4	—	41	—	45
Loss from discontinued operations	(149)	—	(41)	—	(190)
Net income	44,563	78,268	54,759	(132,581)	45,009
Less: Income from continuing operations attributable to noncontrolling interest	—	—	446	—	446
Net income attributable to common shareholders	44,563	78,268	54,313	(132,581)	44,563
Other comprehensive income attributable to common shareholders	20,986	45,015	24,340	(69,355)	20,986
Comprehensive income attributable to common shareholders	$65,549	$123,283	$78,653	$(201,936)	$65,549

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 26, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$539,341	$552,132	$(193,027)	$898,446
Cost of goods sold	—	326,241	279,960	(189,301)	416,900
Gross profit	—	213,100	272,172	(3,726)	481,546
Selling, general and administrative expenses	19,614	167,862	91,356	499	279,331
Research and development expenses	140	15,079	12,606	—	27,825
Restructuring charges	—	5,315	4,534	—	9,849
Gain on sale of assets	—	(378)	(1,019)	—	(1,397)
(Loss) income from continuing operations before interest and taxes	(19,754)	25,222	164,695	(4,225)	165,938
Interest, net	66,190	(42,755)	2,047	—	25,482
Loss on extinguishment of debt	19,261	—	—	—	19,261
(Loss) income from continuing operations before taxes	(105,205)	67,977	162,648	(4,225)	121,195
(Benefit) taxes on (loss) income from continuing operations	(38,925)	26,181	23,773	(409)	10,620
Equity in net income of consolidated subsidiaries	176,752	121,505	343	(298,600)	—
Income from continuing operations	110,472	163,301	139,218	(302,416)	110,575
Operating (loss) income from discontinued operations	(755)	—	379	—	(376)
(Benefit) taxes on (loss) income from discontinued operations	(275)	—	18	—	(257)
(Loss) income from discontinued operations	(480)	—	361	—	(119)
Net income	109,992	163,301	139,579	(302,416)	110,456
Less: Income from continuing operations attributable to noncontrolling interest	—	—	464	—	464
Net income attributable to common shareholders	109,992	163,301	139,115	(302,416)	109,992
Other comprehensive income attributable to common shareholders	14,753	8,888	11,034	(19,922)	14,753
Comprehensive income attributable to common shareholders	$124,745	$172,189	$150,149	$(322,338)	$124,745

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 28, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$533,864	$535,159	$(187,548)	$881,475
Cost of goods sold	—	317,044	289,973	(181,416)	425,601
Gross profit	—	216,820	245,186	(6,132)	455,874
Selling, general and administrative expenses	20,115	167,112	94,781	(83)	281,925
Research and development expenses	—	16,021	10,306	—	26,327
Restructuring charges	—	4,330	698	—	5,028
(Loss) income from continuing operations before interest and taxes	(20,115)	29,357	139,401	(6,049)	142,594
Interest, net	67,718	(37,134)	2,472	—	33,056
Loss on extinguishment of debt	10,454	—	—	—	10,454
(Loss) income from continuing operations before taxes	(98,287)	66,491	136,929	(6,049)	99,084
(Benefit) taxes on (loss) income from continuing operations	(33,234)	25,909	23,207	(1,270)	14,612
Equity in net income of consolidated subsidiaries	148,784	111,654	219	(260,657)	—
Income from continuing operations	83,731	152,236	113,941	(265,436)	84,472
Operating (loss) income from discontinued operations	(648)	—	4	—	(644)
Taxes on (loss) income from discontinued operations	168	—	81	—	249
Loss from discontinued operations	(816)	—	(77)	—	(893)
Net income	82,915	152,236	113,864	(265,436)	83,579
Less: Income from continuing operations attributable to noncontrolling interest	—	—	664	—	664
Net income attributable to common shareholders	82,915	152,236	113,200	(265,436)	82,915
Other comprehensive loss attributable to common shareholders	(60,215)	(61,746)	(75,388)	137,134	(60,215)
Comprehensive income attributable to common shareholders	$22,700	$90,490	$37,812	$(128,302)	$22,700

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 26, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$50,209	$1,089	$425,192	$—	$476,490
Accounts receivable, net	3,139	4,832	261,674	3,885	273,530
Accounts receivable from consolidated subsidiaries	4,914	2,363,862	308,587	(2,677,363)	—
Inventories, net	—	203,774	163,045	(28,354)	338,465
Prepaid expenses and other current assets	10,289	5,993	15,894	3,665	35,841
Prepaid taxes	8,579	—	21,790	—	30,369
Assets held for sale	2,901	—	4,125	—	7,026
Total current assets	80,031	2,579,550	1,200,307	(2,698,167)	1,161,721
Property, plant and equipment, net	2,771	166,228	145,666	—	314,665
Goodwill	—	705,754	595,594	—	1,301,348
Intangibles assets, net	—	724,239	450,859	—	1,175,098
Investments in affiliates	5,913,792	1,488,669	23,383	(7,425,600)	244
Deferred tax assets	86,886	—	6,235	(91,136)	1,985
Notes receivable and other amounts due from consolidated subsidiaries	1,353,481	1,786,335	—	(3,139,816)	—
Other assets	22,443	6,697	16,006	—	45,146
Total assets	$7,459,404	$7,457,472	$2,438,050	$(13,354,719)	$4,000,207
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$130,652	$—	$43,300	$—	$173,952
Accounts payable	3,802	34,362	34,623	—	72,787
Accounts payable to consolidated subsidiaries	2,423,041	221,128	33,194	(2,677,363)	—
Accrued expenses	14,963	17,361	31,072	—	63,396
Current portion of contingent consideration	—	7,453	—	—	7,453
Payroll and benefit-related liabilities	19,447	17,637	33,975	—	71,059
Accrued interest	5,670	—	18	—	5,688
Income taxes payable	—	—	13,038	(81)	12,957
Other current liabilities	4,777	2,157	9,578	—	16,512
Total current liabilities	2,602,352	300,098	198,798	(2,677,444)	423,804
Long-term borrowings	907,930	—	—	—	907,930
Deferred tax liabilities	—	372,650	35,813	(91,136)	317,327
Pension and other postretirement benefit liabilities	95,719	32,004	16,269	—	143,992
Noncurrent liability for uncertain tax positions	1,503	17,825	7,087	—	26,415
Notes payable and other amounts due to consolidated subsidiaries	1,709,543	1,231,819	198,454	(3,139,816)	—
Other liabilities	23,007	23,505	12,659	—	59,171
Total liabilities	5,340,054	1,977,901	469,080	(5,908,396)	1,878,639
Total common shareholders' equity	2,119,350	5,479,571	1,966,752	(7,446,323)	2,119,350
Noncontrolling interest	—	—	2,218	—	2,218
Total equity	2,119,350	5,479,571	1,968,970	(7,446,323)	2,121,568
Total liabilities and equity	$7,459,404	$7,457,472	$2,438,050	$(13,354,719)	$4,000,207

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 26, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(29,648)	$69,875	$141,261	$—	$181,488
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(146)	(9,947)	(9,442)	—	(19,535)
Proceeds from sale of assets	—	20,642	1,251	(17,908)	3,985
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(21,025)	17,908	(3,117)
Net cash used in investing activities from continuing operations	(146)	10,695	(29,216)	—	(18,667)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	665,000	—	—	—	665,000
Reduction in borrowings	(656,479)	—	—	—	(656,479)
Debt extinguishment, issuance and amendment fees	(8,182)	—	—	—	(8,182)
Net proceeds from share based compensation plans and the related tax impacts	6,593	—	—	—	6,593
Payments for contingent consideration	—	(133)	—	—	(133)
Dividends paid	(28,998)	—	—	—	(28,998)
Intercompany transactions	81,640	(79,348)	(2,292)	—	—
Net cash provided by (used in) financing activities from continuing operations	59,574	(79,481)	(2,292)	—	(22,199)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,183)	—	—	—	(1,183)
Net cash used in discontinued operations	(1,183)	—	—	—	(1,183)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,315)	—	(1,315)
Net increase in cash and cash equivalents	28,597	1,089	108,438	—	138,124
Cash and cash equivalents at the beginning of the period	21,612	—	316,754	—	338,366
Cash and cash equivalents at the end of the period	$50,209	$1,089	$425,192	$—	$476,490

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 28, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(92,490)	$63,718	$140,720	$(2,360)	$109,588
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(108)	(17,339)	(13,874)	—	(31,321)
Payments for businesses and intangibles acquired, net of cash acquired	—	(4,348)	(33,211)	—	(37,559)
Net cash used in investing activities from continuing operations	(108)	(21,687)	(47,085)	—	(68,880)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	288,100	—	—	—	288,100
Reduction in borrowings	(250,981)	—	—	—	(250,981)
Debt extinguishment, issuance and amendment fees	(8,746)	—	—	—	(8,746)
Net proceeds from share based compensation plans and the related tax impacts	4,843	—	—	—	4,843
Payments to noncontrolling interest shareholders	—	—	(832)	—	(832)
Payments for contingent consideration	—	(3,989)	—	—	(3,989)
Dividends paid	(28,234)	—	—	—	(28,234)
Intercompany transactions	86,197	(37,744)	(48,453)	—	—
Intercompany dividends paid	—	—	(2,360)	2,360	—
Net cash provided by (used in) financing activities from continuing operations	91,179	(41,733)	(51,645)	2,360	161
Cash flows from discontinued operations:
Net cash used in operating activities	(514)	—	(849)	—	(1,363)
Net cash used in discontinued operations	(514)	—	(849)	—	(1,363)
Effect of exchange rate changes on cash and cash equivalents	—	—	(17,732)	—	(17,732)
Net (decrease) increase in cash and cash equivalents	(1,933)	298	23,409	—	21,774
Cash and cash equivalents at the beginning of the period	27,996	—	275,240	—	303,236
Cash and cash equivalents at the end of the period	$26,063	$298	$298,649	$—	$325,010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; our inability to realize savings resulting from restructuring plans and programs at anticipated levels; the impact of recently passed healthcare reform legislation and changes in Medicare, Medicaid and third party coverage and reimbursements; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, sovereign debt issues and the impact of the United Kingdom’s vote to leave the European Union; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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

Results of Operations
As used in this discussion, "new products" are products that we have sold for 36 months or less, and “existing products” are products that we have sold for more than 36 months. Discussion of results of operations items that reference the effect of one or more acquired businesses (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects, for the first 12 months following the acquisition or termination of a distributor, the impact on the pricing of our products resulting from the elimination of the distributor from the sales channel. To the extent an acquired distributor had pre-acquisition sales of products other than ours, the impact of the post-acquisition sales of those products on our results of operations is included within our discussion of the impact of acquired businesses.
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in millions)		(Dollars in millions)
Net Revenues	$473.6	$452.1	$898.4	$881.5
Net revenues for the three months ended June 26, 2016 increased $21.5 million, or 4.8%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $15.6 million, primarily in the Vascular North America, Anesthesia North America and EMEA segments; an increase in new product sales of $6.0 million, primarily in the Surgical North America and OEM segments; and net price increases, primarily in the Vascular North America segment. These increases were partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.1 million.
Net revenues for the six months ended June 26, 2016 increased $16.9 million, or 1.9%, compared to the prior year period. The increase is primarily attributable to a net increase in sales volumes of existing products of $11.6 million, primarily in the Vascular North America, Anesthesia North America and Asia segments; an increase in new product sales of $10.6 million across all our segments; net price increases of $3.0 million, primarily in the Asia, Surgical North America and Vascular North America segments; and net revenues of $1.9 million generated by the 2015 acquisitions, primarily in the Asia segment. The increase was partially offset by unfavorable fluctuations in foreign currency exchange rates of $10.1 million.
Gross profit

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in millions)		(Dollars in millions)
Gross profit	$256.4	$233.2	$481.5	$455.9
Percentage of sales	54.1%	51.6%	53.6%	51.7%

Gross margin for the three months ended June 26, 2016 improved 250 basis points, or 4.8%, compared to the prior year period. The increase in gross margin reflects the impact of reductions in manufacturing costs resulting from cost improvement initiatives, including the 2014 Manufacturing footprint realignment plan and the resolution of certain product recall and quality issues impacting prior periods, partially offset by inflationary cost increases. The increase in gross margin also reflects a net increase in sales of higher margin products, primarily in Anesthesia North America and the businesses included in the "All other" category, the impact of favorable fluctuations in foreign currency exchange rates and the impact of a net increase in sales volumes of existing products, primarily in the Anesthesia North America and Vascular North America segments.

Gross margin for the six months ended June 26, 2016 improved 190 basis points, or 3.7%, compared to the prior year period. The increase in gross margin reflects a net increase in sales of higher margin products, primarily in the Anesthesia North America segment and the business included in the "All other" category of our segment information, the impact of favorable fluctuations in foreign currency exchange rates and the impact of an increase in sales volumes of existing products, primarily in the Anesthesia North America and Asia segments. The increase in gross margin also reflects the impact of reductions in manufacturing costs resulting from cost improvement initiatives, including the 2014 Manufacturing footprint realignment plan, despite inflationary cost increases as compared to the prior year.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in millions)		(Dollars in millions)
Selling, general and administrative	$143.0	$142.2	$279.3	$281.9
Percentage of sales	30.2%	31.5%	31.1%	32.0%
Selling, general and administrative expenses increased $0.8 million for the three months ended June 26, 2016 compared to the prior year period. The increase is primarily attributable to a reduction in the net benefit resulting from contingent consideration liability reversals of $3.5 million, an increase in selling expense of $2.0 million and an increase in other general and administrative expenses of $1.5 million, which were partially offset by the favorable impact of the suspension of the excise tax under the Patient Protection and Affordable Care Act (the "Affordable Care Act") of $3.3 million and the favorable impact of fluctuations in foreign currency exchange rates of $3.3 million.
Selling, general and administrative expenses decreased $2.6 million for the six months ended June 26, 2016 compared to the prior year period. The decrease is primarily attributable to the favorable impact of the suspension of the excise tax under the Affordable Care Act of $6.5 million, partially offset by a reduction in the net benefit resulting from contingent consideration liability reversals of $3.5 million.
Research and development

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in millions)		(Dollars in millions)
Research and development	$15.5	$13.4	$27.8	$26.3
Percentage of sales	3.3%	3.0%	3.1%	3.0%
The increase in research and development expense for the three and six months ended June 26, 2016 compared to the prior year periods is primarily attributable to increased spending on new product development with respect to several of our segments.
Restructuring charges

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in millions)		(Dollars in millions)
Restructuring charges	$(0.1)	$0.6	$9.8	$5.0

On February 23, 2016, our Board of Directors approved a restructuring plan that involves the consolidation of operations and a related workforce reduction at certain of the Company's facilities (the "2016 Manufacturing Footprint Realignment Plan"). We estimate that we will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $34 million to $44 million, of which we expect approximately $21 million to $23 million to be incurred in 2016 and most of the balance to be incurred prior to the end of 2018. We estimate that $27 million to $31 million of the aggregate pre-tax charges will result in future cash outlays, of which we expect approximately $6 million to $8 million will be made in 2016 and most of the balance will be made prior to the end of 2018. Additionally, we expect to incur aggregate capital expenditures of approximately $13 million to $17 million in connection with the 2016 Manufacturing Footprint Realignment Plan, of which $3 million to $5 million will be made in 2016. We currently expect to achieve annualized savings of $12 million to $16 million once the plan is fully implemented, and currently expect to realize plan-related savings beginning in 2017.
For the three months ended June 26, 2016, we recorded a net reversal of $0.1 million, primarily resulting from changes in estimates associated with termination benefits.
For the three months ended June 28, 2015, we recorded $0.6 million in restructuring charges, which were primarily related to facility closure and other exit costs associated with the 2014 Manufacturing footprint realignment plan.
For the six months ended June 26, 2016, we recorded $9.8 million in restructuring charges, which primarily related to employee termination benefits recorded in connection with the 2016 Manufacturing footprint realignment plan.
For the six months ended June 28, 2015, we recorded $5.0 million in restructuring charges, which primarily related to termination benefits recorded in connection with our 2015 restructuring programs.
See Note 3 to the condensed consolidated financial statements included in this report for additional information.
Interest expense

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in millions)		(Dollars in millions)
Interest expense	$11.9	$16.2	$25.7	$33.4
Average interest rate on debt	3.6%	4.0%	3.6%	4.2%
The decrease in interest expense for the three and six months ended June 26, 2016 compared to the prior year periods primarily reflects the impact of our June 2015 redemption of $250 million in principal amount of our 6.875% Senior Subordinated Notes due 2019 (the "2019 Notes") using borrowings under our revolving credit facility, which bears interests at a variable interest rate that is lower than the interest rate on the 2019 Notes. Our 4.875% Senior Notes due 2026 (the “2026 Notes”), which we issued in May 2016, also carry a lower interest rate than the 2019 Notes, but as we used the net proceeds from the sale of our 2026 Notes to reduce outstanding amounts under our revolving credit facility, the effect of our issuance of the 2026 Notes was to increase our interest expense somewhat, although still below 2015 levels.
Loss on extinguishment of debt

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in millions)		(Dollars in millions)
Loss on extinguishment of debt	19.3	10.5	19.3	10.5
For the three and six months ended June 26, 2016, we recognized a loss on the extinguishment of debt of $19.3 million, of which, $16.3 million related to the settlement of exchange transactions we entered into with certain holders of our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") and $3.0 million related to the settlement of conversions with respect to $44.3 million in aggregate principal amount of the Convertible Notes. See Note 6 to the condensed consolidated financial statements included in this report for additional information. During the three and six months ended June 28, 2015, we recognized a $10.5 million loss on extinguishment of debt resulting from the prepayment of the $250 million of 6.875% Senior Subordinated Notes due 2019.

Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Effective income tax rate	11.9%	10.5%	8.8%	14.7%

The effective income tax rate for the three and six months ended June 26, 2016 was 11.9% and 8.8%, respectively, and 10.5% and 14.7% for the three and six months ended June 28, 2015, respectively. The effective income tax rate for the six months ended June 26, 2016, as compared to the prior year period, reflects a tax benefit associated with a reduction in the estimated deferred tax with respect to non-permanently reinvested income due to an increase in the estimated foreign tax credits available to reduce the U.S. tax on future repatriations. The effective income tax rate for the three months ended June 26, 2016 also reflects an expense associated with a shift in income to jurisdictions with higher tax rates. Additionally, the effective income tax for the six months ended June 26, 2016 reflects a tax benefit associated with the settlement of a foreign tax audit.

Segment Financial Information

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015	% Increase/ (Decrease)	June 26, 2016	June 28, 2015	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)			(Dollars in millions)
Vascular North America	$88.2	$81.2	8.6	$169.7	$162.0	4.8
Anesthesia North America	49.2	45.6	7.9	95.2	91.0	4.5
Surgical North America	43.1	40.5	6.5	82.0	78.6	4.5
EMEA	131.7	129.1	2.0	253.8	258.4	(1.8)
Asia	63.2	62.1	1.9	112.3	110.6	1.6
OEM	40.3	37.9	6.3	74.3	72.6	2.3
All other	57.9	55.7	4.0	111.1	108.3	2.6
Segment net revenues	$473.6	$452.1	4.8	$898.4	$881.5	1.9

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015	% Increase/ (Decrease)	June 26, 2016	June 28, 2015	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)			(Dollars in millions)
Vascular North America	$22.0	$16.9	29.0	$41.7	$32.8	27.0
Anesthesia North America	15.0	11.4	31.6	27.2	21.4	27.3
Surgical North America	12.3	14.3	(13.7)	25.6	26.6	(3.9)
EMEA	24.0	19.4	23.8	45.0	45.7	(1.5)
Asia	21.8	19.0	14.8	34.8	27.1	28.3
OEM	9.2	8.4	10.1	14.4	16.4	(12.2)
All other	7.4	6.9	8.5	13.1	10.0	32.5
Segment operating profit (1)	$111.7	$96.3	16.0	$201.8	$180.0	12.1

(1)
See Note 13 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, extinguishment of debt and taxes.

Comparison of the three and six months ended June 26, 2016 and June 28, 2015
Vascular North America
Vascular North America net revenues for the three months ended June 26, 2016 increased $7.0 million, or 8.6% compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $5.8 million, price increases and an increase in new product sales.
Vascular North America net revenues for the six months ended June 26, 2016 increased $7.7 million, or 4.8% compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $6.2 million, price increases of $1.4 million and an increase in new product sales, which were partially offset by unfavorable fluctuations in foreign currency exchange rates.
Vascular North America operating profit for the three months ended June 26, 2016 increased $5.1 million, or 29.0% compared to the prior year period. The increase is primarily attributable to the $3.6 million impact of an increase in sales volumes of existing products, the $1.4 million favorable impact of the suspension of the excise tax under the Affordable Care Act and the impact of price increases, which were partially offset by increases in selling and research and development expenses.
Vascular North America operating profit for the six months ended June 26, 2016 increased $8.9 million, or 27.0%, compared to the prior year period. The increase is primarily attributable to the $3.8 million impact of an increase in sales volumes of existing products, the $2.7 million impact of the suspension of the excise tax under the Affordable Care Act and the $1.4 million impact of price increases, partially offset by the impact of unfavorable fluctuations in foreign currency exchange rates.
Anesthesia North America
Anesthesia North America net revenues for the three months ended June 26, 2016 increased $3.6 million, or 7.9%, compared to the prior year period. The increase is primarily the result of an increase in sales volumes of existing products of $2.7 million as well as an increase in new product sales.
Anesthesia North America net revenues for the six months ended June 26, 2016 increased $4.2 million, or 4.5%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $3.0 million and an increase in new product sales of $1.2 million.
Anesthesia North America operating profit for the three months ended June 26, 2016 increased $3.6 million, or 31.6%, compared to the prior year period. The increase is primarily attributable to the $2.5 million impact of an increase in sales of higher margin products, $2.4 million impact of an increase in sales volumes of existing products, and the favorable impact of the suspension of the excise tax under the Affordable Care Act, partially offset by an increase in other selling, general and administrative expenses including amortization expense.
Anesthesia North America operating profit for the six months ended June 26, 2016 increased $5.8 million, or 27.3%, compared to the prior year period. The increase is primarily attributable to the $3.4 million impact of an increase in sales of higher margin products, an increase in sales volumes of existing products of $2.9 million, the $1.4 million favorable impact of the suspension of the excise tax under the Affordable Care Act, operating profit generated by the 2015 acquisitions, and the impact of an increase in new product sales. The increase was partially offset by a $1.5 million increase in amortization expense and the impact of unfavorable fluctuations in foreign currency exchange rates of $1.1 million.
Surgical North America
Surgical North America net revenues for the three months ended June 26, 2016 increased $2.6 million, or 6.5%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $1.3 million, an increase in sales volumes of existing products of $1.0 million and price increases.
Surgical North America net revenues for the six months ended June 26, 2016 increased $3.4 million, or 4.5%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $2.3 million and price increases of $1.6 million.
Surgical North America operating profit for the three months ended June 26, 2016 decreased $2.0 million, or 13.7%, compared to the prior year period. The decrease is primarily attributable to an increase in the contingent consideration liability of $1.2 million and the unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by the impact of an increase in new product sales, an increase in sales volumes of existing products and price increases.
Surgical North America operating profit for the six months ended June 26, 2016 decreased $1.0 million, or 3.9%, compared to the prior year period. The decrease is primarily attributable to the $2.1 million impact of unfavorable fluctuations in foreign currency exchange rates, a $1.2 million increase in contingent consideration liability and $1.1 million of higher selling expense, primarily related to new product sales. These factors were partially offset by the $1.7 million impact of an increase in new product sales, the $1.6 million impact of price increases and the $1.1 million favorable impact of the suspension of the excise tax under the Affordable Care Act.
EMEA
EMEA net revenues for the three months ended June 26, 2016 increased $2.6 million, or 2.0%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $1.9 million, favorable fluctuations in foreign currency exchange rates and an increase in new product sales, partially offset by price decreases of $1.1 million.
EMEA net revenues for the six months ended June 26, 2016 decreased $4.6 million, or 1.8%, compared to the prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $3.9 million, price decreases of $2.0 million and a decrease in sales volumes of existing products, largely due to low margin product rationalization, which were partially offset by an increase in new product sales of $1.7 million.
EMEA operating profit for the three months ended June 26, 2016 increased $4.6 million, or 23.8%, compared to the prior year period. The increase is primarily attributable to the $5.4 million impact of favorable fluctuations in foreign currency exchange rates, $1.4 million impact of an increase in sales volumes of existing products, the $1.4 million impact of increased sales of higher margin products and the $1.0 million reduction in manufacturing costs, which were partially offset by the $1.1 million impact of price decreases, an increase in research and development expense and other selling, general and administrative expenses including selling expenses.
EMEA operating profit for the six months ended June 26, 2016 decreased $0.7 million, or 1.5%, compared to the prior year period. The decrease is primarily attributable to the $2.0 million impact of price decreases, an increase in research and development expense and other operating expenses, partially offset by the $2.5 million impact of favorable fluctuations in foreign currency exchange rates and the impact of increases in new product sales.
Asia
Asia net revenues for the three months ended June 26, 2016 increased $1.1 million, or 1.9%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $1.1 million, and new product sales, partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.0 million.
Asia net revenues for the six months ended June 26, 2016 increased $1.7 million, or 1.6%, compared to the prior year period. The increase was primarily attributable to an increase in sales volumes of existing products of $2.1 million, price increases of $1.6 million and net revenues generated by acquired businesses of $1.2 million, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $3.4 million.
Asia operating profit for the three months ended June 26, 2016 increased $2.8 million, or 14.8%, compared to the prior period. The increase is primarily attributable to lower manufacturing costs of $1.1 million, the impact of an increase in sales volumes of existing products of $1.0 million, lower expenses resulting from acquisitions of $1.0 million and the impact of favorable fluctuations in foreign currency exchange rates, which were partially offset by a decrease in sales of higher margin products of $1.1 million.
Asia operating profit for the six months ended June 26, 2016 increased $7.7 million or 28.3%, compared to the prior year period. The increase is primarily attributable to lower expenses resulting from acquisitions of $2.7 million, the $2.2 million impact of an increase in sales volumes of existing products, lower manufacturing costs of $1.7 million, price increases of $1.6 million, the $1.1 million impact of an increase in sales of higher margin products and operating profit generated by acquired businesses, which were partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates.

OEM
OEM net revenues for the three months ended June 26, 2016 increased $2.4 million, or 6.3%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $1.1 million and an increase in sales volumes of existing products of $1.0 million.
OEM net revenues for the six months ended June 26, 2016 increased $1.7 million, or 2.3%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $2.3 million, partially offset by a decrease in sales volumes of existing products of $1.0 million
OEM operating profit for the three months ended June 26, 2016 increased $0.8 million, or 10.1%, compared to the prior year period. The increase is primarily attributable to the impact of an increase in new product sales, partially offset by higher manufacturing costs.
OEM operating profit for the six months ended June 26, 2016 decreased $2.0 million, or 12.2%, compared to the prior year period. The decrease is primarily attributable to the $1.8 million impact of a decrease in sales of higher margin products, a decrease in sales volumes of existing products and the unfavorable impact of fluctuations in foreign currency exchange rates. The increase was partially offset by the $1.4 million impact of an increase in new product sales.
All Other
Net revenues for our other operating segments increased $2.2 million or 4.0% for the three months ended June 26, 2016, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $2.2 million and an increase in new product sales of $1.0 million, partially offset by unfavorable fluctuations in foreign currency exchange rates.
Net revenues for our other operating segments increased $2.8 million or 2.6% for the six months ended June 26, 2016, compared to the prior year period. The increase is primarily attributable to an increase in sales of new products of $2.1 million and an increase in sales volumes of existing products of $2.1 million, partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.6 million.
Operating profit for our other operating segments increased $0.5 million or 8.5% for the three months ended June 26, 2016, compared to the prior year period. The increase is primarily attributable to the $1.6 million impact of an increase in sales of higher margin products, the impact of an increase in new product sales, the favorable impact of the suspension of the excise tax under the Affordable Care Act and the impact of an increase in sales volumes of existing products, which were partially offset by $1.6 million in higher manufacturing costs.
Operating profit for our other operating segments increased $3.1 million or 32.5% for the six months ended June 26, 2016, compared to the prior year period. The increase is primarily attributable to the $3.4 million impact of increased sales of higher margin products, the $1.4 million impact of an increase in new product sales, the $1.2 million favorable impact of the suspension of the excise tax under the Affordable Care Act, the impact of an increase in sales volumes of existing products and lower research and development expense, partially offset by $2.5 million in higher manufacturing costs and the $1.4 million unfavorable impact of fluctuations in foreign currency exchange rates.

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
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to certain countries in Europe. As of June 26, 2016, our net current and long-term accounts receivable from publicly funded hospitals in Italy, Spain, Portugal and Greece were $38.8 million compared to $37.4 million as of December 31, 2015. For the six months ended June 26, 2016 and June 28, 2015, net revenues from customers in these countries were 7.1% and 8.0% of total net revenues, respectively, and average days that current and long-term accounts receivables were outstanding were 206 days and 230 days, respectively. As of June 26, 2016 and December 31, 2015, net current and long-term accounts receivables from these countries were approximately 23.4% and 23.9%, respectively, of our consolidated net current and long-term accounts receivable. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2016 and future years.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $181.5 million for the six months ended June 26, 2016 as compared to $109.6 million increase for the six months ended June 28, 2015. The $71.9 million increase is attributable to improved operating results, a net favorable impact from changes in working capital items and a reduction in income tax payments. The increase in net cash inflow from working capital items is primarily the result of a decrease in cash outflows for accounts receivable and inventories. The net cash outflow for accounts receivable was $10.2 million for the six months ended June 26, 2016 as compared to $18.0 million for the six months ended June 28, 2015. The decrease is attributable to improved collections, despite increased net revenues as compared to the prior year period (excluding the impact of foreign currency exchange rate fluctuations). The net cash outflow for purchase of inventories for the six months ended June 26, 2016 was $3.3 million as compared to $16.9 million for the six months ended June 28, 2015. The decrease is attributable to service level improvements as well as a reduced need for inventory builds in support of distributor to direct conversions and our 2014 manufacturing footprint realignment plan.

Net cash used in investing activities from continuing operations was $18.7 million for the six months ended June 26, 2016, primarily resulting from capital expenditures of $19.5 million and payments for businesses and intangibles acquired of $3.1 million. During the second quarter 2016, we made certain distributor acquisitions in New Zealand, which were comprised primarily of intangible assets and inventory. These payments were partially offset by proceeds from asset sales of $4.0 million including a building previously classified as held for sale.

Net cash used in financing activities from continuing operations was $22.2 million for the six months ended June 26, 2016, primarily resulting from dividends paid of $29.0 million and debt extinguishment and issuance fees, including transaction fees associated with the issuance of the 2026 Notes, of $8.2 million, partially offset by net proceeds from new borrowings of $8.5 million resulting from the borrowing activity described in Note 6 to the condensed consolidated financial statements included in this report and $6.6 million of net proceeds from shared based compensation plans and the related tax benefits, primarily stock option exercises.

Borrowings
In July 2016, we repaid $50.0 million of borrowings under the revolving credit agreement using available cash.
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") are convertible under certain circumstances, as described in Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. Since the fourth quarter 2013, our closing stock price has exceeded the threshold for conversion and, accordingly, the Convertible Notes were classified as a current liability as of June 26, 2016 and December 31, 2015. We have elected a net settlement method to satisfy our conversion obligations, under which we settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares.
In April 2016, we exchanged cash and shares of our common stock for $219.2 million aggregate outstanding principal amount of the Convertible Notes (the “Exchange Transactions”). We funded the $219.2 million cash portion of the consideration paid in connection with the Exchange Transactions through borrowings under our revolving credit facility. In addition, during the second quarter of 2016, we delivered cash and common stock to holders of $44.3 million aggregate principal amount of the Convertible Notes who converted their notes. We funded the $44.3 million cash portion of their conversion obligation through borrowings under our revolving credit agreement.

In May 2016, we issued $400.0 million of the 2026 Notes in a public offering. We used the net proceeds from the offering to repay borrowings under our revolving credit facility.
See Note 6 to the condensed consolidated financial statements included in this report for additional information regarding the Exchange Transactions, the conversions and the 2026 Notes.
While we believe we have sufficient liquidity to repay the outstanding principal amounts of the Convertible Notes due through a combination of our existing cash on hand and borrowings under our credit facility, our use of these funds could adversely affect our results of operations and liquidity.
Our senior credit agreement and the indentures under which we issued our 5.25% Senior Notes due 2024 (the “2024 Notes”) and 2026 Notes contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock; create liens; pay dividends, make investments or make other restricted payments; sell assets; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; or enter into transactions with our affiliates. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. As of June 26, 2016, we are in compliance with these covenants. The obligations under the senior credit agreement, the 2024 Notes and the 2026 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the senior credit agreement are (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by us and each guarantor.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting standards, including estimated effects, if any, on our financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of June 26, 2016 and December 31, 2015, we have accrued liabilities of approximately $2.6 million and $2.5 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $2.6 million accrued at June 26, 2016, $1.5 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 12 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended June 26, 2016. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 26, 2016, we paid cash and common stock to certain of the holders of our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") in exchange for $219.2 million aggregate principal amount of the Convertible Notes (the "Exchange Transactions"). In connection with entering into the Exchange Transactions, we also entered into bond hedge unwind agreements with the dealer counterparties to the convertible note hedge transactions related to the Convertible Notes. In addition, during the quarter, we entered into warrant unwind agreements with the dealer counterparties to reduce the number of warrants initially issued to the dealer counterparties, also in connection with the initial issuance of the Convertible Notes. For additional information regarding the transactions described above, see Note 6 to the condensed consolidated financial statements included in this report, which information is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit No.		Description
*4.1	—
Indenture, dated May 16, 2016, by and between Teleflex Incorporated and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No 333-211276) filed with the Securities and Exchange Commission on May 11, 2016).

*4.2	—
First Supplemental Indenture, dated May 16, 2016, by and among Teleflex Incorporated, the guarantors party thereto and Wells Fargo Bank, National Association, relating to Teleflex Incorporated’s 4.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-5353), filed with the Securities and Exchange Commission on May 16, 2016).

*4.3	—	Form of 4.875% Senior Note due 2026 (included in Exhibit 4.2).
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 26, 2016 and June 28, 2015; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 26, 2016 and June 28, 2015; (iii) the Condensed Consolidated Balance Sheets as of June 26, 2016 and December 31, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2016 and June 28, 2015; (v) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 26, 2016 and June 28, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

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
Benson F. Smith Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Powell
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: July 28, 2016