Form 10-Q
period 2016-09-25
TELEFLEX INC
filed 2016-10-27
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 44,053,239 shares of common stock, par value $1.00 per share, outstanding as of October 24, 2016.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 25, 2016

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars and shares in thousands, except per share)
Net revenues	$455,648	$443,714	$1,354,094	$1,325,189
Cost of goods sold	214,046	215,501	630,946	641,102
Gross profit	241,602	228,213	723,148	684,087
Selling, general and administrative expenses	139,797	138,840	419,128	420,765
Research and development expenses	15,067	12,571	42,892	38,898
Restructuring charges	3,027	660	12,876	5,688
Gain on sale of assets	(2,776)	(408)	(4,173)	(408)
Income from continuing operations before interest, extinguishment of debt and taxes	86,487	76,550	252,425	219,144
Interest expense	12,888	14,306	38,579	47,685
Interest income	(115)	(130)	(324)	(453)
Loss on extinguishment of debt	—	—	19,261	10,454
Income from continuing operations before taxes	73,714	62,374	194,909	161,458
Taxes on income from continuing operations	7,514	803	18,134	15,415
Income from continuing operations	66,200	61,571	176,775	146,043
Operating income (loss) from discontinued operations	260	(788)	(116)	(1,432)
(Benefit) taxes on income (loss) from discontinued operations	138	(69)	(119)	180
Income (loss) from discontinued operations	122	(719)	3	(1,612)
Net income	66,322	60,852	176,778	144,431
Less: Income from continuing operations attributable to noncontrolling interest	—	28	464	692
Net income attributable to common shareholders	$66,322	$60,824	$176,314	$143,739
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.50	$1.48	$4.09	$3.50
Income (loss) from discontinued operations	0.01	(0.02)	—	(0.04)
Net income	$1.51	$1.46	$4.09	$3.46
Diluted:
Income from continuing operations	$1.40	$1.27	$3.69	$3.03
Loss from discontinued operations	—	(0.02)	—	(0.03)
Net income	$1.40	$1.25	$3.69	$3.00
Dividends per share	$0.34	$0.34	$1.02	$1.02
Weighted average common shares outstanding
Basic	44,045	41,597	43,081	41,542
Diluted	47,446	48,532	47,824	47,969
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$66,200	$61,543	$176,311	$145,351
Income (loss) from discontinued operations, net of tax	122	(719)	3	(1,612)
Net income	$66,322	$60,824	$176,314	$143,739
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in thousands)
Net income	$66,322	$60,852	$176,778	$144,431
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(327), $2,750, $(2,978) and $20,854 for the three and nine month periods, respectively	(130)	(29,329)	11,088	(91,216)
Pension and other postretirement benefit plans adjustment, net of tax of $(737), $(609), $(2,007) and $(1,894) for the three and nine month periods, respectively	1,430	1,185	3,914	3,622
Derivatives qualifying as hedges, net of tax of $(393), $420, $212 and $856 for the three and nine month periods, respectively	(223)	(730)	761	(1,489)
Other comprehensive income (loss), net of tax:	1,077	(28,874)	15,763	(89,083)
Comprehensive income	67,399	31,978	192,541	55,348
Less: comprehensive income (loss) attributable to noncontrolling interest	24	(57)	421	613
Comprehensive income attributable to common shareholders	$67,375	$32,035	$192,120	$54,735
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 25, 2016	December 31, 2015
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$499,459	$338,366
Accounts receivable, net	261,833	262,416
Inventories, net	341,830	330,275
Prepaid expenses and other current assets	34,354	34,915
Prepaid taxes	22,259	30,895
Assets held for sale	4,137	6,972
Total current assets	1,163,872	1,003,839
Property, plant and equipment, net	322,019	316,123
Goodwill	1,305,078	1,295,852
Intangible assets, net	1,164,644	1,199,975
Investments in affiliates	27	152
Deferred tax assets	2,792	2,341
Other assets	43,237	53,492
Total assets	$4,001,669	$3,871,774
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$181,895	$417,350
Accounts payable	70,246	66,305
Accrued expenses	68,972	64,017
Current portion of contingent consideration	7,539	7,291
Payroll and benefit-related liabilities	81,746	84,658
Accrued interest	12,611	7,480
Income taxes payable	11,271	8,059
Other current liabilities	18,122	8,960
Total current liabilities	452,402	664,120
Long-term borrowings	849,967	641,850
Deferred tax liabilities	311,390	315,983
Pension and postretirement benefit liabilities	131,222	149,441
Noncurrent liability for uncertain tax positions	26,693	40,400
Other liabilities	60,073	48,887
Total liabilities	1,831,747	1,860,681
Commitments and contingencies
Total common shareholders' equity	2,169,922	2,009,272
Noncontrolling interest	—	1,821
Total equity	2,169,922	2,011,093
Total liabilities and equity	$4,001,669	$3,871,774
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 25, 2016	September 27, 2015
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$176,778	$144,431
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	(3)	1,612
Depreciation expense	40,272	34,035
Amortization expense of intangible assets	47,486	45,278
Amortization expense of deferred financing costs and debt discount	8,506	12,662
Loss on extinguishment of debt	19,261	10,454
Gain on sale of assets	(4,173)	(408)
Changes in contingent consideration	1,672	(3,260)
Stock-based compensation	12,540	10,379
Deferred income taxes, net	(8,699)	(21,960)
Other	(15,132)	(18,329)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	4,316	(8,714)
Inventories	(5,617)	(19,904)
Prepaid expenses and other current assets	1,184	1,636
Accounts payable and accrued expenses	17,390	(2,855)
Income taxes receivable and payable, net	5,817	(8,297)
Net cash provided by operating activities from continuing operations	301,598	176,760
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(35,912)	(45,566)
Proceeds from sale of assets	9,792	408
Payments for businesses and intangibles acquired, net of cash acquired	(14,040)	(63,451)
Net cash used in investing activities from continuing operations	(40,160)	(108,609)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	671,700	288,100
Reduction in borrowings	(714,487)	(303,627)
Debt extinguishment, issuance and amendment fees	(8,958)	(9,017)
Net proceeds from share based compensation plans and the related tax impacts	7,647	4,815
Payments to noncontrolling interest shareholders	(464)	(833)
Payments for contingent consideration	(133)	(7,974)
Payments for acquisition of noncontrolling interest	(9,231)	—
Dividends paid	(43,980)	(42,382)
Net cash used in financing activities from continuing operations	(97,906)	(70,918)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,451)	(1,954)
Net cash used in discontinued operations	(1,451)	(1,954)
Effect of exchange rate changes on cash and cash equivalents	(988)	(22,052)
Net increase (decrease) in cash and cash equivalents	161,093	(26,773)
Cash and cash equivalents at the beginning of the period	338,366	303,236
Cash and cash equivalents at the end of the period	$499,459	$276,463

Non cash financing activities of continuing operations:
Settlement and exchange of convertible notes with common or treasury stock	$35,205	$62
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$85,909	$125
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2015	43,517	$43,517	$440,127	$2,016,176	$(371,124)	1,908	$(119,424)	$1,821	$2,011,093
Net income				176,314				464	176,778
Cash dividends ($1.02 per share)				(43,980)					(43,980)
Other comprehensive income (loss)					15,806			(43)	15,763
Distributions to noncontrolling interest shareholders								(464)	(464)
Acquisition of noncontrolling interest			(6,621)		(832)			(1,778)	(9,231)
Settlements of convertible notes	2,168	2,168	(31,921)			(429)	33,051		3,298
Settlements of note hedges associated with convertible notes and warrants			85,909			314	(85,909)		—
Shares issued under compensation plans	114	114	15,719			(45)	756		16,589
Deferred compensation						2	76		76
Balance as of September 25, 2016	45,799	$45,799	$503,213	$2,148,510	$(356,150)	1,750	$(171,450)	$—	$2,169,922
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of presentation
The accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated and its subsidiaries are prepared on the same basis as its annual consolidated financial statements.
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
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in the Company's annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, the Company's quarterly condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.
As used in this report, the terms “we,” “us,” “our,” “Teleflex” and the “Company” mean Teleflex Incorporated and its subsidiaries, unless the context indicates otherwise. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

Note 2 — New accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue. The new guidance is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an amendment to the new guidance that deferred the effective date. The amendment provides that the new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years; early application is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.
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
In August 2016, the FASB issued new guidance on the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The new guidance should be adopted using a retrospective transition method for each period presented; if it is impractical to apply the new standard retrospectively for some of the issues addressed by the new guidance, application of the new guidance with respect to those issues would be made prospectively as of the earliest date practicable. The Company is currently evaluating this guidance to determine its impact on the Company’s cash flows.
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

Note 3 — Acquisitions
The Company made the following acquisitions during 2016 (the "2016 acquisitions"), which, with the exception of its acquisition of the outstanding noncontrolling interest in Teleflex Medical Private Limited, were accounted for as business combinations:

•
On September 2, 2016, the Company acquired certain assets of CarTika Medical, Inc., ("CarTika"), an original equipment manufacturer (OEM) of catheters and other medical devices that complement the Company's OEM product portfolio.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

•
On July 1, 2016, the Company, which previously owned a 74% controlling interest in its Indian affiliate, Teleflex Medical Private Limited, acquired the remaining 26% ownership interest from the noncontrolling shareholders. Teleflex Medical Private Limited is part of the Company's Asia reportable operating segment. As this acquisition did not result in a change in the Company's control of the entity, the Company recognized the $7.5 million excess of the purchase price of the noncontrolling interest over its carrying value as equity.

•	During the second quarter 2016, the Company acquired certain assets of two medical device and supplies distributors in New Zealand.
The aggregate purchase price paid in connection with the 2016 acquisitions was $22.8 million. Transaction expenses associated with the 2016 acquisitions, which are included in selling, general and administrative expenses in the condensed consolidated statement of income were $0.2 million and $0.3 million for the three and nine months ended September 25, 2016, respectively. The results of operations of the 2016 acquisitions are included in the condensed consolidated statements of income from their respective acquisition dates. For the three and nine months ended September 25, 2016, the Company recorded revenue and income from continuing operations before taxes related to the acquired businesses of $0.9 million and $0.2 million, respectively. Pro forma information is not presented, as the operations of the acquired businesses are not significant to the overall operations of the Company.
The following table presents the preliminary fair value determination of the assets acquired and liabilities assumed with respect to those 2016 acquisitions that were accounted for as a business combination:

(Dollars in thousands)
Assets
Current assets	$2,480
Property, plant and equipment	537
Intangible assets:
Non-compete agreements	608
Customer relationships	6,445
Goodwill	3,947
Total assets acquired	14,017
Less:
Current liabilities	597
Liabilities assumed	597
Net assets acquired	$13,420
The Company is continuing to evaluate the 2016 acquisitions, and further adjustments may be necessary as a result of the Company's assessment of additional information related to the fair values of the assets acquired and liabilities assumed, primarily deferred tax liabilities and goodwill. Among the acquired assets, customer lists have useful lives ranging from 10 to 16 years and non-compete arrangements have useful lives of 2 years. The goodwill resulting from the acquisitions primarily reflects synergies currently expected to be realized from the integration of the acquired businesses.
The Company made the following acquisitions during 2015 (the "2015 acquisitions"), which, with the exception of the Company's acquisition of certain assets of Ace Medical US, LLC ("Ace Medical"), were accounted for as business combinations:

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

•	On June 26, 2015, the Company acquired certain assets of N. Stenning & Co. Pty. Ltd. ("Stenning"), a distributor of medical devices and supplies primarily in the Australian market.

•	On June 29, 2015, the Company acquired certain assets, primarily distribution rights, of Ace Medical, a distributor of medical devices and supplies in the United States of America.

•	On August 26, 2015, the Company acquired certain assets of Atsina Surgical, LLC ("Atsina") related to the development of surgical clips that complement the Company's surgical ligation portfolio.

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

Note 4 — Restructuring charges
2016 Other Restructuring Program
During the third quarter 2016, the Company committed to actions associated with consolidation of operations impacting three manufacturing facilities, including certain of those obtained in recent acquisitions, as well as certain global administrative functions. The actions commenced in the third quarter 2016 and are expected to be substantially complete by the end of the first quarter 2018. The Company estimates that it will record aggregate pre-tax charges of $2.5 million to $3.5 million related to these actions, substantially all of which constitute termination benefits that will result in future cash outlays. Additionally, the Company expects to incur approximately $1 million of accelerated depreciation and other costs directly related to the program and expect these costs to be recognized in cost of goods sold, of which, approximately $0.5 million is expected to result in future outlays.
The Company recorded restructuring charges, specifically, employee termination benefits, of $1.7 million during the three and nine months ended September 25, 2016 related to these actions. As of September 25, 2016, the Company has a reserve of $1.7 million related to this program.
2016 Manufacturing Footprint Realignment Plan
On February 23, 2016, the Board of Directors of the Company approved a restructuring plan (the “2016 Plan") designed to reduce costs, improve operating efficiencies and enhance the Company’s long term competitive position.  The 2016 Plan, which was developed in response to continuing cost pressures in the healthcare industry, primarily involves the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of the Company's facilities. These actions commenced in the first quarter 2016 and are expected to be substantially completed by the end of 2018.
The Company estimates that it will incur aggregate pre-tax charges in connection with the 2016 Plan of between approximately $34 million to $44 million, of which an estimated $27 million to $31 million are expected to result in future cash outlays. Most of these charges, and the related cash outlays, are expected to be made prior to the end of 2018.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides a summary of the Company's current cost estimates for each major expense category associated with the 2016 Plan:

Type of expense	Total estimated amount expected to be incurred

Employee termination benefits	$14 million to $15 million
Facility closure and other exit costs (1)	$2 million to $3 million
Accelerated depreciation charges	$10 million to $13 million
Other (2)	$8 million to $13 million
$34 million to $44 million
(1) Includes costs to transfer product lines among facilities, legal, outplacement and employee relocation costs.
(2) Consists of other costs directly related to the 2016 Plan, including project management and other regulatory costs.
The Company recorded charges of $2.8 million during the three months ended September 25, 2016 related to the 2016 Plan, of which $0.9 million consisted mainly of employee termination benefits recorded as restructuring expense, and $1.9 million related to accelerated depreciation and other costs, which primarily were recorded as cost of goods sold.
The Company recorded $15.5 million during the nine months ended September 25, 2016 related to the 2016 Plan, of which $11.3 million consisted mainly of employee termination benefits recorded as restructuring expense, and $4.2 million related to accelerated depreciation and other costs, which primarily were recorded as cost of goods sold.
As of September 25, 2016, the Company has a reserve of $10.5 million related to this program.
As the 2016 Plan progresses, management will reevaluate the estimated expenses set forth above, and may revise its estimates, as appropriate, consistent with GAAP.
2015 Restructuring Programs
During 2015, the Company committed to programs associated with the reorganization of certain of its businesses and the consolidation of certain of its facilities in North America. For the three months ended September 25, 2016, the Company recorded charges of $0.1 million related to these programs. As of September 25, 2016, the Company has incurred net aggregate restructuring charges related to the plan of $6.4 million. As of September 25, 2016, the Company has a reserve of $0.5 million related to these programs.
2014 Manufacturing Footprint Realignment Plan

In April 2014, the Company's Board of Directors approved a restructuring plan (the "2014 Manufacturing Footprint Realignment Plan") involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014.

During the third quarter 2016, the Company revised its expense and timing estimates related to the 2014 Manufacturing Footprint Realignment Plan to reflect the impact of changes the Company has implemented with respect to medication delivery devices included in certain of the kits primarily sold by the Company’s Vascular North America operating segment and, to a lesser extent, the Company's Anesthesia North America operating segment. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2014 Manufacturing Footprint Realignment Plan of approximately $43 million to $48 million, compared to the Company’s prior estimate of approximately $37 million to $44 million. The Company expects aggregate cash outlays associated with the plan to be in the range of $33 million to $38 million, compared to its prior estimate of approximately $26 million to $31 million. Most of these charges and cash outlays are expected to be incurred prior to 2020. Additionally, as of September 25, 2016, the Company continues to expect to incur $24 million to $30 million in aggregate capital expenditures under the plan.
The Company currently expects that the 2014 Manufacturing Footprint Realignment Plan will be substantially complete by the end of the first half of 2020 rather than the end of 2017, which was previously estimated.

The following table provides a summary of the Company’s cost estimates by major type of expense associated with the 2014 Manufacturing Footprint Realignment Plan, which reflect the revised estimates:

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Type of expense	Total estimated amount expected to be incurred

Employee termination benefits	$11 million to $12 million
Facility closure and other exit costs (1)	$1 million to $2 million
Accelerated depreciation charges	$10 million to $10 million
Other (2)	$21 million to $24 million
$43 million to $48 million
(1) Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.
(2) Consists of other costs directly related to the plan, including project management, legal and regulatory costs.

The Company recorded charges of $2.8 million and $6.8 million for the three and nine months ended September 25, 2016, respectively, related to the 2014 Manufacturing Footprint Realignment Plan. Of this amount, $2.5 million and $6.9 million for the three and nine months ended September 25, 2016, respectively, were recorded in costs of goods sold, and related to accelerated depreciation and certain other costs, primarily for the transfer of manufacturing operations from the existing locations to the new locations. For the three months ended September 25, 2016, the charges also included $0.3 million in restructuring expense. During the nine months ended September 25, 2016, the Company recorded a net reversal of previously recorded restructuring charges of $0.1 million. As of September 25, 2016, the Company has incurred net aggregate restructuring charges related to the plan of $10.8 million. Additionally, as of September 25, 2016, the Company has incurred net aggregate accelerated depreciation and certain other costs, primarily for the transfer of manufacturing operations from the existing locations to the new locations in connection with the plan of $21.3 million, which were primarily included in cost of goods sold. As of September 25, 2016, the Company has a restructuring reserve of $5.9 million in connection with the plan, all of which relates to termination benefits.

As the 2014 Manufacturing Footprint Realignment Plan progresses, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with generally accepted accounting principles.

For additional information regarding the Company's restructuring programs, see Note 4 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2015.
The restructuring charges recognized for the three and nine months ended September 25, 2016 and September 27, 2015 consisted of the following:

Three Months Ended September 25, 2016
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2016 Other Restructuring programs	$1,713	$—	$—	$—	$1,713
2016 Manufacturing footprint realignment plan	851	—	—	74	925
2015 Restructuring programs	(103)	54	107	—	58
2014 Manufacturing footprint realignment plan	308	—	—	6	314
2014 European restructuring plan	15	—	—	2	17
Total restructuring charges	$2,784	$54	$107	$82	$3,027

Three Months Ended September 27, 2015
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2015 Restructuring programs	$(198)	$37	$78	$9	$(74)
2014 Manufacturing footprint realignment plan	619	(3)	163	52	831
2014 European restructuring plan	(97)	—	—	—	(97)
Total restructuring charges	$324	$34	$241	$61	$660

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Nine Months Ended September 25, 2016
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2016 Other Restructuring programs	$1,713	$—	$—	$—	$1,713
2016 Manufacturing footprint realignment plan	10,919	—	—	360	11,279
2015 Restructuring programs	(502)	232	200	118	48
2014 Manufacturing footprint realignment plan	(118)	—	—	17	(101)
Other restructuring programs (1)	15	—	(86)	8	(63)
Total restructuring charges	$12,027	$232	$114	$503	$12,876

Nine Months Ended September 27, 2015
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2015 Restructuring programs	$3,361	$166	$723	$56	$4,306
2014 Manufacturing footprint realignment	831	241	389	36	1,497
Other restructuring programs (2)	(181)	2	29	35	(115)
Total restructuring charges	$4,011	$409	$1,141	127	$5,688

(1)
Other restructuring programs include the 2014 European Restructuring Plan and the 2012 Restructuring Program. For a description of these plans, see Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2015.

(2)
Other restructuring programs include the 2014 European Restructuring Plan, the Other 2014 restructuring programs, the 2013 Restructuring programs and the LMA restructuring program. For a description of these plans, see Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2015.

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring charges by reportable operating segment for the three and nine months ended September 25, 2016 and September 27, 2015 are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in thousands)		(Dollars in thousands)
Restructuring charges
Vascular North America	$960	$232	$5,474	$2,466
Anesthesia North America	946	(250)	3,185	284
Surgical North America	277	36	257	282
EMEA	89	(64)	3,012	(139)
Asia	—	2	—	3
OEM	187	—	191	—
All other	568	704	757	2,792
Total restructuring charges	$3,027	$660	$12,876	$5,688

Note 5 — Inventories, net
Inventories as of September 25, 2016 and December 31, 2015 consisted of the following:

	September 25, 2016	December 31, 2015
	(Dollars in thousands)
Raw materials	$80,348	$76,037
Work-in-process	61,418	60,218
Finished goods	236,991	230,536
	378,757	366,791
Less: inventory reserve	(36,927)	(36,516)
Inventories, net	$341,830	$330,275

Note 6 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 25, 2016:

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2015	$345,546	$141,122	$250,912	$306,009	$141,067	$1,194	$110,002	$1,295,852
Goodwill related to acquisitions	—	—	—	—	—	3,947	—	3,947
Currency translation adjustment	—	318	—	1,363	6,729	—	(3,131)	5,279
Balance as of September 25, 2016	$345,546	$141,440	$250,912	$307,372	$147,796	$5,141	$106,871	$1,305,078

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information as of September 25, 2016 and December 31, 2015 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	September 25, 2016	December 31, 2015	September 25, 2016	December 31, 2015
	(Dollars in thousands)
Customer relationships	$630,127	$621,078	$(235,074)	$(214,924)
In-process research and development	58,668	58,908	—	—
Intellectual property	523,361	522,374	(197,465)	(173,903)
Distribution rights	23,356	23,279	(15,294)	(14,393)
Trade names	387,759	384,821	(12,734)	(8,929)
Non-compete agreements	2,853	2,186	(913)	(522)
	$1,626,124	$1,612,646	$(461,480)	$(412,671)
In May 2012, the Company acquired Semprus BioSciences Corp. ("Semprus"), a biomedical research and development company that developed a polymer surface treatment technology intended to reduce thrombus related complications. As previously disclosed, the Company experienced difficulties with respect to the development of the Semprus technology, and devoted further research and testing towards attempting to resolve the issue. As a result of these efforts, the Company believes it has resolved the issue and is focused on seeking regulatory approval and engaging in additional research and development efforts to achieve commercialization of the technology. Despite the progress made since these issues were first identified, significant challenges to commercialization of the Semprus technology remain, and the Company ultimately may find it necessary to recognize impairment charges with respect to the related assets, which could be material. As of September 25, 2016, the Company has in-process research and development intangible assets of $41.0 million related to this investment, which is recorded in intangible assets, net.
Amortization expense related to intangible assets was $16.1 million and $15.5 million for the three months ended September 25, 2016 and September 27, 2015, respectively, and $47.5 million and $45.3 million for the nine months ended September 25, 2016 and September 27, 2015, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7 — Borrowings
The Company's borrowings at September 25, 2016 and December 31, 2015 are as follows:

	September 25, 2016	December 31, 2015
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 2.05% at September 25, 2016, due 2018	$210,000	$396,000
3.875% Convertible Senior Subordinated Notes due 2017	136,154	399,641
4.875% Senior Notes due 2026	400,000	—
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 1.27% at September 25, 2016	50,000	43,300
	1,046,154	1,088,941
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(3,833)	(22,999)
Less: Unamortized debt issuance costs	(10,459)	(6,742)
	1,031,862	1,059,200
Current borrowings	(181,895)	(417,350)
Long-term borrowings	$849,967	$641,850
4.875% Senior Notes
On May 16, 2016, the Company issued $400.0 million of 4.875% Senior Notes due 2026 (the "2026 Notes"). The Company will pay interest on the 2026 Notes semi-annually on June 1 and December 1, commencing on December 1, 2016, at a rate of 4.875% per year. The 2026 Notes mature on June 1, 2026 unless earlier redeemed by the Company at its option, as described below, or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the Indenture related to the 2026 Notes) or upon the Company’s election to exercise its optional redemption rights, as described below. The Company incurred transaction fees of approximately $6.5 million, including underwriters’ discounts and commissions, in connection with the offering of the 2026 Notes, which were recorded as a reduction to long-term borrowings and are being amortized over the term of the 2026 Notes. The Company used the net proceeds from the offering to repay borrowings under the Company’s revolving credit facility.
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
Exchange Transactions
On April 4, 2016, pursuant to separate, privately negotiated agreements between the Company and certain of the holders (the "Holders") of its 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes"), the Company paid cash and common stock (the "Exchange Consideration") to the Holders in exchange for $219.2 million aggregate principal amount of the Convertible Notes (the "Exchange Transactions"). The Exchange Consideration paid to each of the Holders per $1,000 principal amount of Convertible Notes is equal to: (i) $1,000 in cash, (ii) a number of shares of the Company’s common stock equal to the amount of the conversion value of the Convertible Notes in excess of the $1,000 principal amount (the "Conversion Shares"), calculated on the basis of the average daily volume weighted average price per share of Company common stock over a specified period (the "Average Daily VWAP"), (iii) an inducement payment in additional shares of common stock (the "Inducement Shares"), calculated based on the Average Daily VWAP and (iv) cash in an amount equal to accrued and unpaid interest to, but not including, the closing date. As a result of the Exchange Transactions, the Company paid the Holders aggregate cash consideration of $220.7 million (which includes $1.5 million in accrued but previously unpaid interest) and issued and delivered to the Holders 2.17 million shares of Company common stock (including both Conversion Shares and Inducement Shares).The Company funded the $220.7 million cash payment constituting part of the Exchange Consideration through borrowings under its revolving credit agreement. The issuance of the shares of the Company’s common stock to the Holders pursuant to the Exchange Transactions was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 3(a)(9) of the Securities Act. As a result of the Exchange Transactions, the Company recognized a loss on extinguishment of debt of $16.3 million.
In connection with entering into the Exchange Transactions, the Company also entered into bond hedge unwind agreements (the "Hedge Unwind Agreements") with the dealer counterparties to the convertible note hedge transactions that were effected at the time of the initial issuance of the Convertible Notes. Under the Hedge Unwind Agreements, the number of call options subject to the Convertible Note hedge transactions was reduced to reflect proportionately the reduction in the outstanding principal amount of the Convertible Notes following the Exchange Transactions. In addition, the Company entered into warrant unwind agreements (the “Warrant Unwind Agreements”) with the dealer counterparties to reduce the number of warrants initially issued to the dealer counterparties, also in connection with the initial issuance of the Convertible Notes. On a net basis, after giving effect to the Hedge Unwind Agreements and Warrant Unwind Agreements, the Company received 0.3 million shares of Company common stock from such dealer counterparties.
Conversions
During the second quarter of 2016, the Company settled conversion notices previously received by the Company in respect of $44.3 million in aggregate principal amount of the Convertible Notes (the "Converted Notes"). In accordance with the terms of the supplemental indenture relating to the Convertible Notes, the Company delivered to each holder of the Converted Notes (the "Converting Holders") a combination of cash and shares of Company common stock, based on the conversion methodology set forth in the supplemental indenture. The Company provided the Converting Holders, in the aggregate, $44.3 million in cash and 0.4 million shares of Company common stock. As a result of the conversions, the Company recognized a loss on extinguishment of debt of $3.0 million.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Under the terms of the agreements related to the Convertible Note hedge transactions, and in connection with the conversions described above, the counterparties to the Convertible Note hedge transactions delivered to the Company a number of shares of Company common stock equal to the number of shares of Company common stock delivered to the Converting Holders. Additionally, the Company entered into warrant unwind agreements with the dealer counterparties to reduce the number of warrants initially issued. The Company delivered 0.4 million shares of Company common stock to the dealer counterparties in connection with the warrant unwind agreements.
Fair Value of Long-Term Borrowings
To determine the fair value of the debt categorized as Level 2 in the table below, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of September 25, 2016 and December 31, 2015, categorized by the level of inputs within the fair value hierarchy used to measure fair value (see Note 10, “Fair value measurement,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information):

	September 25, 2016	December 31, 2015
	(Dollars in thousands)
Level 1	$390,762	$858,709
Level 2	937,619	687,072
Total	$1,328,381	$1,545,781

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
Non-designated Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts as part of its strategy to manage exposure related to near term foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges; therefore, the changes in fair value are recorded in the condensed consolidated statement of income as a selling, general and administrative expense. The Company enters into foreign currency forward contracts for periods consistent with its currency translation exposures, which generally approximate one month. For the three and nine months ended September 25, 2016, the Company recognized a loss related to non-designated foreign currency forward contracts of $0.1 million and $1.7 million, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the location and fair value of derivative financial instruments reported in the condensed consolidated balance sheet as of September 25, 2016 and December 31, 2015:

	September 25, 2016	December 31, 2015
	Fair Value	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$615	$285
Non-designated foreign currency forward contracts	519	44
Prepaid expenses and other current assets	$1,134	$329
Total asset derivatives	$1,134	$329
Liability derivatives:
Designated foreign currency forward contracts	$2,369	$807
Non-designated foreign currency forward contracts	34	491
Other current liabilities	$2,403	$1,298
Total liability derivatives	$2,403	$1,298
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 25, 2016 and December 31, 2015 was $100.1 million and $49.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of September 25, 2016 and December 31, 2015 was $77.4 million and $69.1 million, respectively. All open foreign currency forward contracts as of September 25, 2016 have durations of twelve months or less.
The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (loss) (“OCI”) for the three and nine months ended September 25, 2016 and September 27, 2015:

	After Tax Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in thousands)
Foreign currency forward contracts	$(223)	$(730)	$761	$(1,489)

See Note 10 for information on the location in the condensed consolidated statements of income and amount of losses/(gains) attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to expense (income), net of tax.
There was no ineffectiveness related to the Company’s cash flow hedges during the three and nine months ended September 25, 2016 and September 27, 2015.
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
An allowance for doubtful accounts is maintained for trade accounts receivable based on the Company’s historical collection experience and expected collectability of the accounts receivable, considering the time an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

was $9.0 million and $8.0 million at September 25, 2016 and December 31, 2015, respectively. The current portion of the allowance for doubtful accounts at September 25, 2016 and December 31, 2015 of $2.1 million and $2.0 million, respectively, was reflected in accounts receivable, net. The allowance for doubtful accounts on receivables outstanding for greater than one year at September 25, 2016 and December 31, 2015 of $6.9 million and $6.0 million, respectively, was reflected in other assets.
Certain of the Company’s customers, particularly in Greece, Italy, Spain and Portugal, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers. As a result, the Company continues to closely monitor the allowance for doubtful accounts with respect to these customers. The aggregate net current and long-term trade accounts receivable for customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term trade accounts receivable represented by the net current and long-term trade accounts receivable for customers in those countries at September 25, 2016 and December 31, 2015 are as follows:

	September 25, 2016	December 31, 2015
	(Dollars in thousands)
Current and long-term trade accounts receivable (net of allowances of $8.0 million and $7.2 million at September 25, 2016 and December 31, 2015, respectively) in Greece, Italy, Spain and Portugal (1)	$59,785	$62,272
Percentage of total net current and long-term trade accounts receivable - Greece, Italy, Spain and Portugal	22.9%	23.9%

(1)    The long-term portion of trade accounts receivable, net from customers in Greece, Italy, Spain and Portugal at September 25, 2016 and December 31, 2015 was $7.7 million and $8.1 million, respectively, and is reported on the condensed consolidated balance sheet in other assets.
For the nine months ended September 25, 2016 and September 27, 2015, net revenues from customers in Greece, Italy, Spain and Portugal were $95.8 million and $94.4 million, respectively.

Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of September 25, 2016 and December 31, 2015:

	Total carrying value at September 25, 2016	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$7,411	$7,411	$—	$—
Derivative assets	1,134	—	1,134	—
Derivative liabilities	2,403	—	2,403	—
Contingent consideration liabilities	22,368	—	—	22,368

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$6,922	$6,922	$—	$—
Derivative assets	329	—	329	—
Derivative liabilities	1,298	—	1,298	—
Contingent consideration liabilities	20,829	—	—	20,829
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the nine months ended September 25, 2016.
The following table provides information regarding changes, during the nine months ended September 25, 2016, in Level 3 financial liabilities related to contingent consideration, which are described below in this Note 9 under "valuation techniques":

Contingent consideration
2016
(Dollars in thousands)
Balance - December 31, 2015	$20,829
Payment	(133)
Revaluations	1,672
Balance - September 25, 2016	$22,368

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
 The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. In connection with several of its acquisitions, the Company agreed to pay contingent consideration upon the achievement of specified objectives, including receipt of regulatory approvals, commercialization of a product or achievement of sales targets. The Company accounts for contingent consideration in accordance with applicable accounting guidance related to business combinations, recording contingent consideration liabilities at the time of an acquisition based on the fair value of future payments under its contingent consideration arrangement. The Company determines the fair value of its contingent consideration liabilities based on a probability-weighted discounted cash flow analysis. In determining the fair value of the contingent consideration liability associated with future payments under contingent consideration arrangements, the Company considers several factors, including:

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
As the fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy.
In connection with the Company's contingent consideration arrangements, the Company estimates that it will make payments from 2016 through 2029. As of September 25, 2016, the range of undiscounted amounts the Company could be required to pay under contingent consideration arrangements is between $7.0 million and $46.3 million. The Company is required to reevaluate the fair value of contingent consideration each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified objectives or is no longer payable due to failure to achieve the specified objectives.
The following table provides information regarding the valuation techniques and inputs used in determining the fair value of assets or liabilities categorized as Level 3 measurements as of September 25, 2016:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Contingent consideration	Discounted cash flow	Discount rate	2.3% - 10% (8.4%)
Contingent consideration		Probability of payment	2% - 100% (71.3%)
As of September 25, 2016, the Company recorded $22.4 million of total liabilities for contingent consideration, of which $7.5 million was recorded as the current portion of contingent consideration and $14.9 million was recorded as other liabilities in the condensed consolidated balance sheet.

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

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Shares in thousands)
Basic	44,045	41,597	43,081	41,542
Dilutive effect of share-based awards	639	511	574	483
Dilutive effect of 3.875% Convertible Notes and warrants	2,762	6,424	4,169	5,944
Diluted	47,446	48,532	47,824	47,969
Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 1.4 million and 3.9 million for the three and nine months ended September 25, 2016, respectively, and 5.4 million and 5.6 million for the three and nine months ended September 27, 2015, respectively.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge, consisting of call options held by the Company, economically reduces the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately address the dilutive impact of the warrants issued under the warrant agreements in computing diluted weighted average shares outstanding, without giving effect to the anti-dilutive impact of the call options. The reduction in the number of diluted shares that would result from giving effect to the anti-dilutive impact of the call options would have been 1.5 million and 2.3 million for the three and nine months ended September 25, 2016, respectively, and 3.5 million and 3.3 million for the three and nine months ended September 27, 2015, respectively. The treasury stock method is applied to the warrants when the average market price of the Company's common stock during the reporting

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

period presented exceeds the warrant exercise price of $74.65 per share, and assumes the proceeds from the exercise of the warrants are used by the Company to repurchase shares based on such average market price. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 1.3 million and 1.9 million for the three and nine months ended September 25, 2016 and 2.9 million and 2.6 million for the three and nine months ended September 27, 2015, respectively.
See Note 7 for information regarding the reduction in the outstanding principal amount of Convertible Notes as a result of the Company's acquisition of Convertibles Notes in exchange for cash and shares of Company common stock, as well as the conversion of a portion of the Convertible Notes, and the related reduction in the number of call options and warrants outstanding under the convertible note hedge and warrant agreements.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 25, 2016 and September 27, 2015:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2015	$(2,491)	$(138,887)	$(229,746)	$(371,124)
Other comprehensive income (loss) before reclassifications	(2,255)	618	11,131	9,494
Amounts reclassified from accumulated other comprehensive income	3,016	3,296	—	6,312
Net current-period other comprehensive income	761	3,914	11,131	15,806
Reclassification related to acquisition of noncontrolling interest	—	—	(832)	(832)
Balance as of September 25, 2016	$(1,730)	$(134,973)	$(219,447)	$(356,150)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2014	$—	$(141,744)	$(119,151)	$(260,895)
Other comprehensive (loss) before reclassifications	(2,599)	465	(91,137)	(93,271)
Amounts reclassified from accumulated other comprehensive loss	1,110	3,157	—	4,267
Net current-period other comprehensive (loss) income	(1,489)	3,622	(91,137)	(89,004)
Balance at September 27, 2015	$(1,489)	$(138,122)	$(210,288)	$(349,899)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and nine months ended September 25, 2016 and September 27, 2015:

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in thousands)
Losses on foreign exchange contracts:
Cost of goods sold	$535	$1,168	$3,907	$1,431
Total before tax	535	1,168	3,907	1,431
Tax benefit	(187)	(221)	(891)	(321)
Net of tax	$348	$947	$3,016	$1,110
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,829	$1,571	$5,071	$4,782
Prior-service costs(1)	15	—	43	—
Total before tax	1,844	1,571	5,114	4,782
Tax benefit	(657)	(551)	(1,818)	(1,625)
Net of tax	$1,187	$1,020	$3,296	$3,157

Total reclassifications, net of tax	$1,535	$1,967	$6,312	$4,267

(1)
These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans (see Note 12 for additional information).

Note 11 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Effective income tax rate	10.2%	1.3%	9.3%	9.5%
The effective income tax rate for the three and nine months ended September 25, 2016 was 10.2% and 9.3%, respectively, and 1.3% and 9.5% for the three and nine months ended September 27, 2015, respectively. The effective income tax rate for the three and nine months ended September 25, 2016, as compared to the prior year period, reflects an increased tax expense associated with a shift in income to jurisdictions with higher tax rates. The effective income tax rate for the three months ended September 27, 2015 also reflects a benefit associated with a legislative tax rate change.

Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of September 25, 2016, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from Company funds.
Net pension and other postretirement benefits expense (income) consist of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Nine Months Ended		Other Postretirement Benefits Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in thousands)
Service cost	$656	$470	$44	$157	$1,963	$1,410	$266	$371
Interest cost	3,948	4,492	383	452	11,797	13,463	1,196	1,476
Expected return on plan assets	(6,209)	(6,606)	—	—	(18,606)	(19,457)	—	—
Net amortization and deferral	1,781	1,563	63	8	4,937	4,620	177	162
Net benefits expense (income)	$176	$(81)	$490	$617	$91	$36	$1,639	$2,009
The Company’s pension contributions are expected to be approximately $12.4 million during 2016, of which $12.2 million was contributed during the nine months ended September 25, 2016.

Note 13 — Commitments and contingent liabilities
Operating leases: The Company uses various leased facilities and equipment in its operations.

In the first quarter 2016, the Company entered into a build-to-suit lease with respect to a facility in Ireland that will be used for the Company's European and global operations headquarters. Under the build-to-suit lease, the landlord is responsible for the construction and configuration of the facility to the Company's specifications, and the Company is obligated to lease the facility following construction completion. In accordance with applicable accounting principles, the Company is deemed the owner of the facility during the construction period and is required to record, during the construction period, the estimated fair value of the incurred construction costs as construction in progress, and a liability for the costs not funded by the Company. As of September 25, 2016, the Company recorded $14.6 million in property, plant and equipment representing the estimated fair value of the incurred construction costs. The construction of the building and tenant improvements were completed and the Company took occupancy of the entire building in October 2016, at which point, the Company derecognized the assets and related liabilities pertaining to the leased facility.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 25, 2016, the Company has recorded $1.0 million and $5.3 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 25, 2016. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of September 25, 2016, the Company has recorded accrued liabilities of $2.5 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amount accrued as of September 25, 2016, $1.5 million pertains to discontinued operations.
In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre-judgment and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company's post-trial motions seeking to overturn the verdict or reduce the amount of damages were denied in June 2015. The Company appealed to the Louisiana Court of Appeal, and the plaintiff filed a cross-appeal, seeking to overturn the trial court’s denial of pre-judgment interest on the punitive damages award. On June 29, 2016, the Louisiana Court of Appeal affirmed the trial court verdict in all respects. The Company filed a motion for rehearing with the Louisiana Court of Appeal, which was denied on August 3, 2016. The Company and the plaintiff have filed motions for writ of certiorari (a request for review) to the Louisiana Supreme Court, which are currently pending. As of September 25, 2016, the Company has accrued a liability representing its best estimate of probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter in excess of $10.0 million will be covered by the Company’s product liability insurance.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of September 25, 2016, the most significant tax examinations in process are in Austria and Canada. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts its reserves to address developments with respect to these uncertain tax positions. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
Other: The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.

Note 14 — Segment information
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

The Company has the following six reportable operating segments: Vascular North America, Anesthesia North America, Surgical North America, EMEA (Europe, Middle East and Africa), Asia and OEM (Original Equipment Manufacturer and Development Services). The Company's reportable segments, other than the OEM segment, design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care and

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

generally serve two end markets: hospitals and healthcare providers, and home health. The products of these segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Company’s OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.
Operating segments other than the reportable operating segments are collectively presented in the “All other” category within the tabular information set forth below.
The following tables present the Company’s segment results for the three and nine months ended September 25, 2016 and September 27, 2015:

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in thousands)		(Dollars in thousands)
Revenue
Vascular North America	$85,118	$82,675	$254,817	$244,606
Anesthesia North America	48,670	47,628	143,821	138,656
Surgical North America	41,827	39,591	123,904	118,170
EMEA	121,398	120,854	375,198	379,268
Asia	64,087	61,935	176,434	172,506
OEM	41,418	38,959	115,693	111,592
All other	53,130	52,072	164,227	160,391
Consolidated net revenues	$455,648	$443,714	$1,354,094	$1,325,189

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in thousands)		(Dollars in thousands)
Operating profit
Vascular North America	$21,781	$18,086	$63,431	$50,891
Anesthesia North America	13,954	15,178	41,181	36,572
Surgical North America	14,050	12,814	39,654	39,456
EMEA	16,576	19,656	61,563	65,334
Asia	18,072	15,715	52,831	42,812
OEM	10,201	8,865	24,605	25,274
All other	3,444	5,551	16,623	15,499
Total segment operating profit (1)	98,078	95,865	299,888	275,838
Unallocated expenses (2)	(11,591)	(19,315)	(47,463)	(56,694)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$86,487	$76,550	$252,425	$219,144

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Condensed consolidating guarantor financial information
The 2024 Notes and 2026 Notes are issued by Teleflex Incorporated (the "Parent Company"), and payment of the Parent Company's obligations under the 2024 Notes and 2026 Notes is guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income (loss) for the three and nine months ended September 25, 2016 and September 27, 2015, condensed consolidating balance sheets as of September 25, 2016 and December 31, 2015 and condensed consolidating statements of cash flows for the nine months ended September 25, 2016 and September 27, 2015, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the 2024 Notes and 2026 Notes), on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidating financial information, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries, which are eliminated upon consolidation.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 25, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$270,610	$281,258	$(96,220)	$455,648
Cost of goods sold	—	163,052	147,240	(96,246)	214,046
Gross profit	—	107,558	134,018	26	241,602
Selling, general and administrative expenses	11,208	80,333	48,285	(29)	139,797
Research and development expenses	179	8,422	6,466	—	15,067
Restructuring charges	380	1,712	935	—	3,027
Gain on sale of assets	(2,707)	104	(173)	—	(2,776)
(Loss) income from continuing operations before interest and taxes	(9,060)	16,987	78,505	55	86,487
Interest, net	41,344	(29,612)	1,041	—	12,773
(Loss) income from continuing operations before taxes	(50,404)	46,599	77,464	55	73,714
(Benefit) taxes on (loss) income from continuing operations	(18,017)	13,166	12,437	(72)	7,514
Equity in net income of consolidated subsidiaries	98,544	57,837	183	(156,564)	—
Income from continuing operations	66,157	91,270	65,210	(156,437)	66,200
Operating income from discontinued operations	260	—	—	—	260
Tax on income from discontinued operations	95	—	43	—	138
Income (loss) from discontinued operations	165	—	(43)	—	122
Net income	66,322	91,270	65,167	(156,437)	66,322
Other comprehensive income (loss) attributable to common shareholders	1,053	(501)	1,243	(742)	1,053
Comprehensive income attributable to common shareholders	$67,375	$90,769	$66,410	$(157,179)	$67,375

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 27, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$269,620	$270,084	$(95,990)	$443,714
Cost of goods sold	—	159,567	153,207	(97,273)	215,501
Gross profit	—	110,053	116,877	1,283	228,213
Selling, general and administrative expenses	9,891	82,372	46,471	106	138,840
Research and development expenses	—	6,006	6,565	—	12,571
Restructuring charges	—	602	58	—	660
Gain on sale of assets	—	—	(408)	—	(408)
(Loss) income from continuing operations before interest and taxes	(9,891)	21,073	64,191	1,177	76,550
Interest, net	32,439	(19,457)	1,194	—	14,176
(Loss) income from continuing operations before taxes	(42,330)	40,530	62,997	1,177	62,374
(Benefit) taxes on (loss) income from continuing operations	(15,102)	7,582	8,053	270	803
Equity in net income of consolidated subsidiaries	88,728	49,885	211	(138,824)	—
Income from continuing operations	61,500	82,833	55,155	(137,917)	61,571
Operating loss from discontinued operations	(784)	—	(4)	—	(788)
Taxes on loss from discontinued operations	(108)	—	39	—	(69)
Loss from discontinued operations	(676)	—	(43)	—	(719)
Net income	60,824	82,833	55,112	(137,917)	60,852
Less: Income from continuing operations attributable to noncontrolling interest	—	—	28	—	28
Net income attributable to common shareholders	60,824	82,833	55,084	(137,917)	60,824
Other comprehensive loss attributable to common shareholders	(28,789)	(32,855)	(26,073)	58,928	(28,789)
Comprehensive income attributable to common shareholders	$32,035	$49,978	$29,011	$(78,989)	$32,035

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 25, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$809,951	$833,390	$(289,247)	$1,354,094
Cost of goods sold	—	489,293	427,200	(285,547)	630,946
Gross profit	—	320,658	406,190	(3,700)	723,148
Selling, general and administrative expenses	30,822	248,195	139,641	470	419,128
Research and development expenses	319	23,501	19,072	—	42,892
Restructuring charges	380	7,027	5,469	—	12,876
Gain on sale of assets	(2,707)	(274)	(1,192)	—	(4,173)
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(28,814)	42,209	243,200	(4,170)	252,425
Interest, net	107,534	(72,367)	3,088	—	38,255
Loss on extinguishment of debt	19,261	—	—	—	19,261
(Loss) income from continuing operations before taxes	(155,609)	114,576	240,112	(4,170)	194,909
(Benefit) taxes on (loss) income from continuing operations	(56,942)	39,347	36,210	(481)	18,134
Equity in net income of consolidated subsidiaries	275,296	179,342	526	(455,164)	—
Income from continuing operations	176,629	254,571	204,428	(458,853)	176,775
Operating (loss) income from discontinued operations	(495)	—	379	—	(116)
(Benefit) taxes on (loss) income from discontinued operations	(180)	—	61	—	(119)
(Loss) income from discontinued operations	(315)	—	318	—	3
Net income	176,314	254,571	204,746	(458,853)	176,778
Less: Income from continuing operations attributable to noncontrolling interest	—	—	464	—	464
Net income attributable to common shareholders	176,314	254,571	204,282	(458,853)	176,314
Other comprehensive income attributable to common shareholders	15,806	8,387	12,277	(20,664)	15,806
Comprehensive income attributable to common shareholders	$192,120	$262,958	$216,559	$(479,517)	$192,120

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 27, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$803,484	$805,243	$(283,538)	$1,325,189
Cost of goods sold	—	476,611	443,180	(278,689)	641,102
Gross profit	—	326,873	362,063	(4,849)	684,087
Selling, general and administrative expenses	30,006	249,484	141,252	23	420,765
Research and development expenses	—	22,027	16,871	—	38,898
Restructuring charges	—	4,932	756	—	5,688
Gain on sale of assets	—	—	(408)	—	(408)
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(30,006)	50,430	203,592	(4,872)	219,144
Interest, net	100,157	(56,591)	3,666	—	47,232
Loss on extinguishment of debt	10,454	—	—	—	10,454
(Loss) income from continuing operations before taxes	(140,617)	107,021	199,926	(4,872)	161,458
(Benefit) taxes on (loss) income from continuing operations	(48,336)	33,491	31,260	(1,000)	15,415
Equity in net income of consolidated subsidiaries	237,512	161,539	430	(399,481)	—
Income from continuing operations	145,231	235,069	169,096	(403,353)	146,043
Operating loss from discontinued operations	(1,432)	—	—	—	(1,432)
Taxes on loss from discontinued operations	60	—	120	—	180
Loss from discontinued operations	(1,492)	—	(120)	—	(1,612)
Net income	143,739	235,069	168,976	(403,353)	144,431
Less: Income from continuing operations attributable to noncontrolling interest	—	—	692	—	692
Net income attributable to common shareholders	143,739	235,069	168,284	(403,353)	143,739
Other comprehensive loss attributable to common shareholders	(89,004)	(94,601)	(101,461)	196,062	(89,004)
Comprehensive income attributable to common shareholders	$54,735	$140,468	$66,823	$(207,291)	$54,735

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 25, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$33,460	$1,024	$464,975	$—	$499,459
Accounts receivable, net	2,478	6,249	249,190	3,916	261,833
Accounts receivable from consolidated subsidiaries	4,610	2,167,693	330,802	(2,503,105)	—
Inventories, net	—	209,912	160,241	(28,323)	341,830
Prepaid expenses and other current assets	8,929	5,976	15,784	3,665	34,354
Prepaid taxes	5,154	—	17,105	—	22,259
Assets held for sale	—	—	4,137	—	4,137
Total current assets	54,631	2,390,854	1,242,234	(2,523,847)	1,163,872
Property, plant and equipment, net	2,654	163,396	155,969	—	322,019
Goodwill	—	708,805	596,273	—	1,305,078
Intangibles assets, net	—	691,398	473,246	—	1,164,644
Investments in affiliates	6,005,108	1,544,772	23,335	(7,573,188)	27
Deferred tax assets	90,853	—	6,947	(95,008)	2,792
Notes receivable and other amounts due from consolidated subsidiaries	1,362,709	2,067,932	—	(3,430,641)	—
Other assets	22,446	6,704	14,087	—	43,237
Total assets	$7,538,401	$7,573,861	$2,512,091	$(13,622,684)	$4,001,669
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$131,895	$—	$50,000	$—	$181,895
Accounts payable	3,960	32,551	33,735	—	70,246
Accounts payable to consolidated subsidiaries	2,232,673	236,780	33,652	(2,503,105)	—
Accrued expenses	15,920	17,603	35,449	—	68,972
Current portion of contingent consideration	—	7,539	—	—	7,539
Payroll and benefit-related liabilities	18,562	23,679	39,505	—	81,746
Accrued interest	12,592	—	19	—	12,611
Income taxes payable	—	—	11,424	(153)	11,271
Other current liabilities	2,413	3,042	12,667	—	18,122
Total current liabilities	2,418,015	321,194	216,451	(2,503,258)	452,402
Long-term borrowings	849,967	—	—	—	849,967
Deferred tax liabilities	—	370,943	35,455	(95,008)	311,390
Pension and postretirement benefit liabilities	83,905	31,376	15,941	—	131,222
Noncurrent liability for uncertain tax positions	1,749	17,899	7,045	—	26,693
Notes payable and other amounts due to consolidated subsidiaries	1,991,921	1,237,297	201,423	(3,430,641)	—
Other liabilities	22,922	24,812	12,339	—	60,073
Total liabilities	5,368,479	2,003,521	488,654	(6,028,907)	1,831,747
Total common shareholders' equity	2,169,922	5,570,340	2,023,437	(7,593,777)	2,169,922
Total liabilities and equity	$7,538,401	$7,573,861	$2,512,091	$(13,622,684)	$4,001,669

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$21,612	$—	$316,754	$—	$338,366
Accounts receivable, net	2,538	4,326	251,166	4,386	262,416
Accounts receivable from consolidated subsidiaries	5,276	2,412,079	289,697	(2,707,052)	—
Inventories, net	—	205,163	149,705	(24,593)	330,275
Prepaid expenses and other current assets	10,511	4,702	16,037	3,665	34,915
Prepaid taxes	16,686	—	14,622	(413)	30,895
Assets held for sale	2,901	—	4,071	—	6,972
Total current assets	59,524	2,626,270	1,042,052	(2,724,007)	1,003,839
Property, plant and equipment, net	2,931	174,674	138,518	—	316,123
Goodwill	—	705,753	590,099	—	1,295,852
Intangibles assets, net	—	762,084	437,891	—	1,199,975
Investments in affiliates	5,724,226	1,360,045	23,065	(7,107,184)	152
Deferred tax assets	91,432	—	8,042	(97,133)	2,341
Notes receivable and other amounts due from consolidated subsidiaries	1,358,446	1,658,092	—	(3,016,538)	—
Other assets	22,602	6,615	24,275	—	53,492
Total assets	$7,259,161	$7,293,533	$2,263,942	$(12,944,862)	$3,871,774
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$374,050	$—	$43,300	$—	$417,350
Accounts payable	1,945	27,527	36,833	—	66,305
Accounts payable to consolidated subsidiaries	2,478,109	201,400	27,543	(2,707,052)	—
Accrued expenses	15,399	22,281	26,337	—	64,017
Current portion of contingent consideration	—	7,291	—	—	7,291
Payroll and benefit-related liabilities	21,617	29,305	33,736	—	84,658
Accrued interest	7,455	—	25	—	7,480
Income taxes payable	—	—	8,144	(85)	8,059
Other current liabilities	1,300	2,679	4,981	—	8,960
Total current liabilities	2,899,875	290,483	180,899	(2,707,137)	664,120
Long-term borrowings	641,850	—	—	—	641,850
Deferred tax liabilities	—	376,738	36,378	(97,133)	315,983
Pension and postretirement benefit liabilities	100,355	32,274	16,812	—	149,441
Noncurrent liability for uncertain tax positions	1,151	17,722	21,527	—	40,400
Notes payable and other amounts due to consolidated subsidiaries	1,585,727	1,253,189	177,622	(3,016,538)	—
Other liabilities	20,931	15,685	12,271	—	48,887
Total liabilities	5,249,889	1,986,091	445,509	(5,820,808)	1,860,681
Total common shareholders' equity	2,009,272	5,307,442	1,816,612	(7,124,054)	2,009,272
Noncontrolling interest	—	—	1,821	—	1,821
Total equity	2,009,272	5,307,442	1,818,433	(7,124,054)	2,011,093
Total liabilities and equity	$7,259,161	$7,293,533	$2,263,942	$(12,944,862)	$3,871,774

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 25, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(72,542)	$123,249	$253,166	$(2,275)	$301,598
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(191)	(15,713)	(20,008)	—	(35,912)
Proceeds from sale of assets	5,607	49,571	1,451	(46,837)	9,792
Payments for businesses and intangibles acquired, net of cash acquired	—	(10,305)	(50,572)	46,837	(14,040)
Net cash provided by (used in) investing activities from continuing operations	5,416	23,553	(69,129)	—	(40,160)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	665,000	—	6,700	—	671,700
Reduction in borrowings	(714,487)	—	—	—	(714,487)
Debt extinguishment, issuance and amendment fees	(8,958)	—	—	—	(8,958)
Net proceeds from share based compensation plans and the related tax impacts	7,647	—	—	—	7,647
Payments to noncontrolling interest shareholders	—	—	(464)	—	(464)
Payments for contingent consideration	—	(133)	—	—	(133)
Payments for acquisition of noncontrolling interest	—	—	(9,231)	—	(9,231)
Dividends paid	(43,980)	—	—	—	(43,980)
Intercompany transactions	175,203	(145,645)	(29,558)	—	—
Intercompany dividends paid	—	—	(2,275)	2,275	—
Net cash provided by (used in) financing activities from continuing operations	80,425	(145,778)	(34,828)	2,275	(97,906)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,451)	—	—	—	(1,451)
Net cash used in discontinued operations	(1,451)	—	—	—	(1,451)
Effect of exchange rate changes on cash and cash equivalents	—	—	(988)	—	(988)
Net increase in cash and cash equivalents	11,848	1,024	148,221	—	161,093
Cash and cash equivalents at the beginning of the period	21,612	—	316,754	—	338,366
Cash and cash equivalents at the end of the period	$33,460	$1,024	$464,975	$—	$499,459

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 27, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(124,131)	$88,937	$214,314	$(2,360)	$176,760
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(122)	(25,072)	(20,372)	—	(45,566)
Proceeds from sales of assets	408	—	—	—	408
Payments for businesses and intangibles acquired, net of cash acquired	—	(30,336)	(33,115)	—	(63,451)
Investments in affiliates	—	—	(121,850)	121,850	—
Net cash provided by (used in) investing activities from continuing operations	286	(55,408)	(175,337)	121,850	(108,609)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	288,100	—	—	—	288,100
Reduction in borrowings	(303,627)	—	—	—	(303,627)
Debt extinguishment, issuance and amendment fees	(9,017)	—	—	—	(9,017)
Net proceeds from share based compensation plans and the related tax impacts	4,815	—	—	—	4,815
Payments to noncontrolling interest shareholders	—	—	(833)	—	(833)
Payments for contingent consideration	—	(7,974)	—	—	(7,974)
Proceeds from issuance of shares	—	121,850	—	(121,850)	—
Dividends paid	(42,382)	—	—	—	(42,382)
Intercompany transactions	196,963	(147,365)	(49,598)	—	—
Intercompany dividends paid	—	—	(2,360)	2,360	—
Net cash provided by (used in) financing activities from continuing operations	134,852	(33,489)	(52,791)	(119,490)	(70,918)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,105)	—	(849)	—	(1,954)
Net cash used in discontinued operations	(1,105)	—	(849)	—	(1,954)
Effect of exchange rate changes on cash and cash equivalents	—	—	(22,052)	—	(22,052)
Net increase (decrease) in cash and cash equivalents	9,902	40	(36,715)	—	(26,773)
Cash and cash equivalents at the beginning of the period	27,996	—	275,240	—	303,236
Cash and cash equivalents at the end of the period	$37,898	$40	$238,525	$—	$276,463

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

We evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may identify opportunities to divest businesses and product lines that do not meet our objectives. In addition, we may seek to optimize utilization of our facilities through restructuring initiatives designed to further reduce our cost base and enhance our competitive position. For a discussion of our ongoing restructuring programs, see "Restructuring charges" under “Results of Operations” below.
During the first nine months of 2016, we completed acquisitions of businesses that complement our OEM and Asia reportable operating segments. In addition, during this period, we acquired the remaining 26% ownership interest in an Indian affiliate from the noncontrolling shareholders. The total fair value of the consideration for these transactions was $22.8 million.
During 2015, we completed several acquisitions of businesses that complement the anesthesia, surgical ligation, vascular and OEM product portfolios, as well as several acquisitions of distributors of medical devices and supplies. The total fair value of consideration for these acquisitions was $96.5 million.
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

Results of Operations
As used in this discussion, "new products" are products that we have sold for 36 months or less, and “existing products” are products that we have sold for more than 36 months. Discussion of results of operations items that reference the effect of one or more acquired businesses (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects, for the first 12 months following the acquisition or termination of a distributor, the impact on the pricing of our products resulting from the elimination of the distributor from the sales channel. If an acquired distributor had pre-acquisition sales of products other than ours, the impact of the post-acquisition sales of those products on our results of operations is included within our discussion of the impact of acquired businesses.
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in millions)		(Dollars in millions)
Net Revenues	$455.6	$443.7	$1,354.1	$1,325.2
Net revenues for the three months ended September 25, 2016 increased $11.9 million, or 2.7%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $5.8 million, primarily in the Surgical North America, Vascular North America and Anesthesia North America segments, an increase in sales volumes of existing products of $4.1 million, primarily in the EMEA and OEM segments, price increases of $2.9 million and net revenues generated by acquired businesses, partially offset by unfavorable fluctuations on foreign currency exchange rates of $1.6 million.
Net revenues for the nine months ended September 25, 2016 increased $28.9 million, or 2.2%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $16.4 million and an increase in sales volumes of existing products of $15.7 million, both in most of our segments, price increases of $6.0 million, primarily in the Surgical North America, Vascular North America, and Asia segments and net revenues generated by acquired businesses of $2.6 million, partially offset by unfavorable fluctuations in foreign currency exchange rates of $11.7 million.
Gross profit

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in millions)		(Dollars in millions)
Gross profit	$241.6	$228.2	$723.1	$684.1
Percentage of sales	53.0%	51.4%	53.4%	51.6%
Gross margin for the three months ended September 25, 2016 improved 160 basis points, or 3.1%, compared to the prior year period. The increase in gross margin reflects the impact of favorable fluctuations in foreign currency exchange rates, the impact of lower manufacturing costs, and the impact of price increases, primarily in the Asia, Vascular North America and Surgical North America segments.

Gross margin for the nine months ended September 25, 2016 improved 180 basis points, or 3.5%, compared to the prior year period. The increase in gross margin reflects the impact of an increase in sales of higher margin products, primarily in the Anesthesia North America and EMEA segments, and the impact of favorable fluctuations in foreign currency exchange rates, including the impact of lower manufacturing costs. Manufacturing costs were also favorably impacted by cost improvement initiatives, including the 2014 Manufacturing Footprint Realignment Plan, and the resolution of certain product recall and quality issues impacting prior periods, partially offset by inflationary cost increases.

Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in millions)		(Dollars in millions)
Selling, general and administrative	$139.8	$138.8	$419.1	$420.8
Percentage of sales	30.7%	31.3%	31.0%	31.8%
Selling, general and administrative expenses for the three months ended September 25, 2016 increased $1.0 million compared to the prior year period. The increase is primarily attributable to an increase in selling and marketing expenses of $3.1 million and a reduction in the net benefit resulting from contingent consideration liability reversals of $1.4 million, partially offset by the favorable impact of the suspension of the excise tax under the Patient Protection and Affordable Care Act (the "Affordable Care Act") of $3.5 million and the favorable impact of fluctuations in foreign currency exchange rates of $1.3 million.
Selling, general and administrative expenses for the nine months ended September 25, 2016 decreased $1.7 million compared to the prior year period. The decrease is primarily attributable to the favorable impact of the suspension of the excise tax under the Affordable Care Act of $10.0 million, partially offset by a reduction in the net benefit resulting from contingent consideration liability reversals of $4.9 million and an increase in selling and marketing expenses of $3.4 million.
Research and development

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in millions)		(Dollars in millions)
Research and development	$15.1	$12.6	$42.9	$38.9
Percentage of sales	3.3%	2.8%	3.2%	2.9%
The increase in research and development expense for the three and nine months ended September 25, 2016 compared to the prior year periods is primarily attributable to increased spending on new product development with respect to several of our segments.
Restructuring charges

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in millions)		(Dollars in millions)
Restructuring charges	$3.0	$0.7	$12.9	$5.7

For the three months and nine ended September 25, 2016, we recorded $3.0 million and $12.9 million respectively, in restructuring charges primarily related to termination benefits associated with the 2016 Other Restructuring Program and the 2016 Manufacturing Footprint Realignment Plan.
For the three months ended September 27, 2015, we recorded $0.7 million in restructuring charges, which were primarily related to termination benefits associated with the 2014 Manufacturing Footprint Realignment Plan.
For the nine months ended September 27, 2015, we recorded $5.7 million in restructuring charges, which primarily related to termination benefits and contract termination costs recorded in connection with our 2015 restructuring programs and 2014 Manufacturing Footprint Realignment Plan.

2016 Other Restructuring Program
During the third quarter 2016, we committed to certain actions designed to further improve operating efficiencies and reduce costs. These actions include the consolidation of global administrative functions and manufacturing operations. This program commenced in the third quarter of 2016 and is expected to be substantially complete by the end of the first quarter of 2018. We estimate that we will record aggregate pre-tax charges of $2.5 million to $3.5 million related to this program, substantially all of which constitute termination benefits that will result in future cash outlays. Additionally, we expect to incur approximately $1 million of accelerated depreciation and other costs directly related to the plan, which will be recognized in cost of goods sold, of which, approximately $0.5 million is expected to result in future outlays.
We expect to achieve annualized pre-tax savings of $4.5 million to $5.5 million once this program has been fully implemented and expect that we will begin realizing plan-related savings in 2017.
2016 Manufacturing Footprint Realignment Plan
On February 23, 2016, our Board of Directors approved a restructuring plan that involves the consolidation of operations and a related workforce reduction at certain of our facilities (the "2016 Manufacturing Footprint Realignment Plan"). We estimate that we will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $34 million to $44 million, of which, we estimate $27 million to $31 million will result in future cash outlays. Additionally, we expect to incur aggregate capital expenditures of approximately $17 million to $19 million in connection with the 2016 Manufacturing Footprint Realignment Plan. We currently expect to achieve annualized savings of $12 million to $16 million once the plan is fully implemented and currently expect to realize plan-related savings beginning in 2017.
2014 Manufacturing Footprint Realignment Plan

In April 2014, our Board of Directors approved a restructuring plan (the "2014 Manufacturing Footprint Realignment Plan") involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and were initially expected to be substantially completed by the end of 2017.
To date, we have completed the consolidation and relocation of a significant portion of the operations subject to the 2014 Manufacturing Footprint Realignment Plan, and estimate that we will achieve annualized savings of approximately $17 million by the end of 2016 directly related to these actions. With respect to the remaining actions to be taken under the plan, we revised our savings, expense and timing estimates during the third quarter 2016 to reflect the impact of changes we have implemented with respect to medication delivery devices included in certain kits primarily sold by our Vascular North America operating segment and, to a lesser extent, certain kits primarily sold by our Anesthesia North America operating segment. As a result of these changes, we have reduced our estimate with respect to the overall annualized savings we expect to realize under the plan from our prior estimate of $28 million to $35 million to a range of $23 million to $27 million. We anticipate that this decrease in projected savings will be offset, in large part, by an expected increase in annual revenues resulting from improved pricing on the affected Vascular kits directly related to the changes described above. We anticipate that this projected increase in annual revenues, taken together with the projected annualized savings we expect to realize under the 2014 Manufacturing Footprint Realignment Plan, should enable us to improve our pre-tax income on an annualized basis by approximately $28 million to $33 million once the plan has been completed.
As a result of the changes described above, we also revised our estimates with respect to the charges we expect to incur in connection with the plan. Specifically, we now estimate that we will incur $43 million to $48 million in aggregate pre-tax charges associated with the 2014 Manufacturing Footprint Realignment Plan, compared to our prior estimate of approximately $37 million to $44 million. In addition, we expect cash outlays associated with the plan to be in the range of $33 million to $38 million, compared to our prior estimate of approximately $26 million to $31 million. We continue to expect to incur $24 million to $30 million in aggregate capital expenditures under the plan.
We currently expect that the 2014 Manufacturing Footprint Realignment Plan will be substantially complete by the end of the first half of 2020 rather than the end of 2017, which we previously anticipated.

We currently are evaluating the feasibility of alternative measures designed to mitigate the loss of expected savings and accelerate the currently estimated timetable for completion of the plan.
Interest expense

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in millions)		(Dollars in millions)
Interest expense	$12.9	$14.3	$38.6	$47.7
Average interest rate on debt	4.1%	3.4%	3.7%	4.0%
The decrease in interest expense for the three months ended September 25, 2016 compared to the prior year period was primarily due to repayment of a portion of our borrowings under our Revolving Credit Facility and 3.875% Convertible Senior Subordinated Notes due 2017, resulting in lower average debt outstanding compared to the prior period. These decreases were partially offset by our issuance of the 4.875% Senior Notes due 2026 (the “2026 Notes”) and an increase in the variable interest rates associated with the Revolving Credit Facility.
The decrease in interest expense for the nine months ended September 25, 2016 compared to the prior year periods primarily reflects the impact of our June 2015 redemption of $250 million in principal amount of our 6.875% Senior Subordinated Notes due 2019 (the "2019 Notes") using borrowings under our revolving credit facility, which bears interests at a variable interest rate that is lower than the interest rate on the 2019 Notes. Our 2026 Notes, which we issued in May 2016, also carry a lower interest rate than the 2019 Notes, but as we used the net proceeds from the sale of our 2026 Notes to reduce outstanding amounts under our revolving credit facility, the effect of our issuance of the 2026 Notes was a marginal increase in our interest expense, although still below 2015 levels.
Loss on extinguishment of debt

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in millions)		(Dollars in millions)
Loss on extinguishment of debt	$—	$—	$19.3	$10.5
For the nine months ended September 25, 2016, we recognized a loss on the extinguishment of debt of $19.3 million, of which, $16.3 million related to the settlement of exchange transactions we entered into with certain holders of our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") and $3.0 million related to the settlement of conversions with respect to $44.3 million in aggregate principal amount of the Convertible Notes. See Note 7 to the condensed consolidated financial statements included in this report for additional information. During the nine months ended September 27, 2015, we recognized a $10.5 million loss on extinguishment of debt resulting from our redemption of $250 million in principal amount of the 2019 Notes.
Gain on sale of assets

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(Dollars in millions)		(Dollars in millions)
Gain on sale of assets	$2.8	$0.4	$4.2	$0.4
During the three months ended September 25, 2016, we recognized a gain of $2.8 million, primarily as a result of the sale, for $6.0 million, of a building that previously was classified as held for sale.

During the nine months ended September 25, 2016, we recognized a gain of $4.2 million, primarily as a result of the sale, for $8.9 million, of two buildings, one of which was previously classified as held for sale.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Effective income tax rate	10.2%	1.3%	9.3%	9.5%

The effective income tax rate for the three and nine months ended September 25, 2016 was 10.2% and 9.3%, respectively, and 1.3% and 9.5% for the three and nine months ended September 27, 2015, respectively. The effective income tax rate for the three and nine months ended September 25, 2016, as compared to the prior year period, reflects an increased tax expense associated with a shift in income to jurisdictions with higher tax rates. The effective income tax rate for the three months ended September 27, 2015 also reflects a benefit associated with a legislative tax rate change.
Segment Financial Information

	Three Months Ended			Nine Months Ended
	September 25, 2016	September 27, 2015	% Increase/ (Decrease)	September 25, 2016	September 27, 2015	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)			(Dollars in millions)
Vascular North America	$85.1	$82.6	3.0	$254.8	$244.6	4.2
Anesthesia North America	48.7	47.6	2.2	143.9	138.6	3.7
Surgical North America	41.9	39.6	5.6	123.9	118.2	4.9
EMEA	121.4	120.9	0.5	375.2	379.3	(1.1)
Asia	64.0	61.9	3.5	176.4	172.5	2.3
OEM	41.4	39.0	6.3	115.7	111.6	3.7
All other	53.1	52.1	2.0	164.2	160.4	2.4
Segment net revenues	$455.6	$443.7	2.7	$1,354.1	$1,325.2	2.2

	Three Months Ended			Nine Months Ended
	September 25, 2016	September 27, 2015	% Increase/ (Decrease)	September 25, 2016	September 27, 2015	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)			(Dollars in millions)
Vascular North America	$21.7	$18.1	20.4	$63.4	$50.9	24.6
Anesthesia North America	14.0	15.2	(8.1)	41.2	36.6	12.6
Surgical North America	14.1	12.8	9.6	39.7	39.4	0.5
EMEA	16.6	19.6	(15.7)	61.6	65.3	(5.8)
Asia	18.1	15.7	15.0	52.9	42.8	23.4
OEM	10.2	8.9	15.1	24.6	25.3	(2.6)
All other	3.4	5.5	(38.0)	16.5	15.5	7.3
Segment operating profit (1)	$98.1	$95.8	2.3	$299.9	$275.8	8.7

(1)
See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, extinguishment of debt and taxes.

Comparison of the three and nine months ended September 25, 2016 and September 27, 2015
Vascular North America
Vascular North America net revenues for the three months ended September 25, 2016 increased $2.5 million, or 3.0% compared to the prior year period. The increase is primarily attributable to an increase in new products sales of $1.1 million and price increases.
Vascular North America net revenues for the nine months ended September 25, 2016 increased $10.2 million, or 4.2% compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $6.6 million, price increases of $2.3 million and an increase in new product sales of $1.8 million, partially offset by unfavorable fluctuations in foreign currency exchange rates.
Vascular North America operating profit for the three months ended September 25, 2016 increased $3.6 million, or 20.4% compared to the prior year period. The increase is primarily attributable to the $1.5 million impact of the suspension of the excise tax under the Affordable Care Act, the impact of price increases and an increase in sales of higher margin products as well as lower administrative expenses.
Vascular North America operating profit for the nine months ended September 25, 2016 increased $12.5 million, or 24.6%, compared to the prior year period. The increase is primarily attributable to the $4.2 million impact of the suspension of the excise tax under the Affordable Care Act, the $4.1 million impact of an increase in sales volumes of existing products, the $2.3 million impact of price increases, the impact of an increase in new product sales and lower other administrative costs, partially offset by higher manufacturing costs.
Anesthesia North America
Anesthesia North America net revenues for the three months ended September 25, 2016 increased $1.1 million, or 2.2%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $1.0 million.
Anesthesia North America net revenues for the nine months ended September 25, 2016 increased $5.3 million, or 3.7%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $2.8 million and an increase in new product sales of $2.3 million.
Anesthesia North America operating profit for the three months ended September 25, 2016 decreased $1.2 million, or 8.1%, compared to the prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $1.2 million and higher amortization and marketing expense, partially offset by the favorable impact of the suspension of the excise tax under the Affordable Care Act as well as the impact of an increase in new product sales.
Anesthesia North America operating profit for the nine months ended September 25, 2016 increased $4.6 million, or 12.6%, compared to the prior year period. The increase is primarily attributable to the $3.7 million impact of an increase in sales of higher margin products, the $2.9 million impact of an increase in sales volumes of existing products, the $2.2 million favorable impact of the suspension of the excise tax under the Affordable Care Act, the $1.3 million impact of an increase in new product sales and operating profit generated by the acquired businesses. The increase was partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.9 million, higher amortization and marketing expenses as well as an increase in manufacturing costs.
Surgical North America
Surgical North America net revenues for the three months ended September 25, 2016 increased $2.3 million, or 5.6%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $1.7 million and price increases.
Surgical North America net revenues for the nine months ended September 25, 2016 increased $5.7 million, or 4.9%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $4.0 million and price increases of $2.5 million.
Surgical North America operating profit for the three months ended September 25, 2016 increased $1.3 million, or 9.6%, compared to the prior year period. The increase is primarily attributable to the $1.2 million impact of an increase in new product sales, the impact of price increases, lower manufacturing costs and the favorable impact of the suspension of the excise tax under the Affordable Care Act. This increase was partially offset by the $1.0 million impact of unfavorable fluctuations in foreign currency exchange rates and higher selling expense, primarily related to new product sales.
Surgical North America operating profit for the nine months ended September 25, 2016 increased $0.3 million, or 0.5%, compared to the prior year period. The increase is primarily attributable to the $2.9 million impact of an increase in new product sales, the $2.5 million impact of price increases, lower manufacturing costs of $2.0 million and the $1.7 million favorable impact of the suspension of the excise tax under the Affordable Care Act. The increase was partially offset by the $3.0 million impact of unfavorable fluctuations in foreign currency exchange rates, the $1.4 million unfavorable impact of an increase in the contingent consideration liability, the impact of a decrease in sales of higher margin products and higher selling expense, primarily related to new product sales.
EMEA
EMEA net revenues for the three months ended September 25, 2016 increased $0.5 million, or 0.5%, compared to the prior year period. The increase is primarily attributable to an increase in sales volume of existing products of $1.6 million and an increase in new product sales, partially offset by unfavorable fluctuations in foreign currency exchange rates of $2.0 million.
EMEA net revenues for the nine months ended September 25, 2016 decreased $4.1 million, or 1.1%, compared to the prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $5.9 million and price decreases of $1.8 million, partially offset by new products sales of $2.5 million and an increase in sales volumes of existing products.
EMEA operating profit for the three months ended September 25, 2016 decreased $3.0 million, or 15.7%, compared to the prior year period. The decrease is primarily attributable to the $2.7 million impact of unfavorable fluctuations in foreign currency exchange rates, a $1.9 million increase in manufacturing costs and an increase in research and development expense, partially offset by the $1.5 million impact of an increase in sales of higher margin products and an increase in sales volumes of existing products of $1.1 million.
EMEA operating profit for the nine months ended September 25, 2016 decreased $3.7 million, or 5.8%, compared to the prior year period. The decrease is primarily attributable to the $1.8 million impact of price decreases, a $1.6 million increase in manufacturing costs, the $1.5 million impact of unfavorable fluctuations in foreign currency exchange rates and higher operating expenses including selling, general and administrative expense as well as research and development expense. The decrease was partially offset by the $3.1 million impact of an increase in sales of higher margin products and the $1.0 million impact of an increase in new product sales.
Asia
Asia net revenues for the three months ended September 25, 2016 increased $2.1 million, or 3.5%, compared to the prior year period. The increase is primarily attributable price increases and favorable fluctuations in foreign currency exchange rates.
Asia net revenues for the nine months ended September 25, 2016 increased $3.9 million, or 2.3%, compared to the prior year period. The increase was primarily attributable price increases of $2.6 million, an increase in sales volumes of existing products of $2.2 million and net revenues generated by the acquired businesses of $1.2 million partially offset by unfavorable fluctuations in foreign currency exchange rates of $2.5 million.
Asia operating profit for the three months ended September 25, 2016 increased $2.4 million, or 15.0%, compared to the prior period. The increase is primarily attributable to the $3.1 million impact of favorable fluctuations in foreign currency exchange rates, price increases and a decrease in manufacturing costs, partially offset by a decrease in sales of higher margin products.
Asia operating profit for the nine months ended September 25, 2016 increased $10.1 million or 23.4%, compared to the prior year period. The increase is primarily attributable to price increases of $2.6 million, a decrease in manufacturing costs of $2.4 million, the $2.2 million impact of an increase in sales volumes of existing products, the $2.2 million impact of favorable fluctuations in foreign currency exchange rates and operating profit generated by the acquired businesses.

OEM
OEM net revenues for the three months ended September 25, 2016 increased $2.4 million, or 6.3%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $1.6 million and net revenues generated by the acquired businesses.
OEM net revenues for the nine months ended September 25, 2016 increased $4.1 million, or 3.7%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $2.5 million, net revenues generated by the acquired businesses and an increase in sales volumes of existing products.
OEM operating profit for the three months ended September 25, 2016 increased $1.3 million, or 15.1%, compared to the prior year period. The increase is primarily attributable to the impact of an increase in sales volumes of existing products.
OEM operating profit for the nine months ended September 25, 2016 decreased $0.7 million, or 2.6%, compared to the prior year period. The decrease is primarily attributable to the $1.5 million impact of a decrease in sales of higher margin products and the unfavorable impact of foreign currency exchange rate fluctuations, partially offset by the $1.5 million impact of an increase in new product sales.
All Other
Net revenues for our other operating segments increased $1.0 million or 2.0% for the three months ended September 25, 2016, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products and an increase in new product sales.
Net revenues for our other operating segments increased $3.8 million or 2.4% for the nine months ended September 25, 2016, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $3.1 million and an increase in new product sales of $2.7 million, partially offset by unfavorable fluctuations in foreign currency exchange rate of $2.0 million.
Operating profit for our other operating segments decreased $2.1 million or 38.0% for the three months ended September 25, 2016, compared to the prior year period. The decrease is primarily attributable to a reduction in the benefit resulting from contingent consideration liability reversals of $1.3 million, the $1.0 million impact of a decrease in sales of higher margin products and the impact of unfavorable fluctuations in foreign currency exchange rates, partially offset by the favorable impact of the suspension of the excise tax under the Affordable Care Act and an increase in sales volumes of existing products.
Operating profit for our other operating segments increased $1.0 million or 7.3% for the nine months ended September 25, 2016, compared to the prior year period. The increase is primarily attributable to the $1.8 million impact of an increase in new product sales, the $1.7 million favorable impact of the suspension of the excise tax under the Affordable Care Act, the $1.4 million impact of an increase in sales of higher margin products and the $1.3 million impact of an increase in sales volumes of existing products, partially offset by the $2.1 million impact of unfavorable fluctuations in foreign currency exchange rates, $1.4 million in higher manufacturing costs, a reduction in the benefit resulting from contingent consideration liability reversals of $1.2 million and a decrease in research and development expense.

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
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly related to certain countries in Europe. As of September 25, 2016, our net current and long-term trade accounts receivable from publicly funded hospitals in Italy, Spain, Portugal and

Greece were $34.7 million compared to $37.4 million as of December 31, 2015. For the nine months ended September 25, 2016 and September 27, 2015, net revenues from customers in these countries were 7.1% of total net revenues, and average days that current and long-term trade accounts receivables were outstanding were 190 days and 229 days, respectively. As of September 25, 2016 and December 31, 2015, net current and long-term accounts receivables from these countries were approximately 22.9% and 23.9%, respectively, of our consolidated net current and long-term trade accounts receivable. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2016 and future years.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $301.6 million for the nine months ended September 25, 2016 as compared to $176.8 million for the nine months ended September 27, 2015. The $124.8 million increase is attributable to improved operating results, a net favorable impact from changes in working capital and a reduction in income tax payments. The increase in net cash inflow from working capital is primarily the result of an increase in accounts payable and accrued expenses, a decrease in accounts receivable and a decrease in cash outflow for inventories. The cash inflow for accounts payable and accrued expenses was $17.4 million for the nine months ended September 25, 2016 as compared to an outflow of $2.9 million for the nine months ended September 27, 2015. The decrease in cash outflows for accounts payable and accrued expenses, excluding the net increase in the restructuring reserve of $7.9 million, is primarily the result of higher accrued interest due to the timing of interest payments associated with the 2026 Notes and certain non-recurring accrued expense payments made during the nine months ended September 27, 2015, partially offset by a reduction in the cash outflow for accounts payable related to the reduced need for inventory builds for the nine months ended September 25, 2016 as compared to the nine months ended September 27, 2015. The cash inflow for accounts receivable was $4.3 million for the nine months ended September 25, 2016 as compared to an outflow of $8.7 million for the nine months ended September 27, 2015. The increase is attributable to improved collections. The net cash outflow for purchase of inventories for the nine months ended September 25, 2016 was $5.6 million as compared to $19.9 million for the nine months ended September 27, 2015. The decrease is primarily attributable to a reduced need for inventory builds in support of distributor to direct conversions and our 2014 manufacturing footprint realignment plan.

Net cash used in investing activities from continuing operations was $40.2 million for the nine months ended September 25, 2016, primarily resulting from capital expenditures of $35.9 million and payments for businesses and intangibles acquired of $14.0 million including CarTika and certain distributor acquisitions in New Zealand, which were comprised primarily of intangible assets, including goodwill, and inventory. These payments were partially offset by proceeds from asset sales, primarily two buildings, of $9.8 million.

Net cash used in financing activities from continuing operations was $97.9 million for the nine months ended September 25, 2016, primarily resulting from dividends paid of $44.0 million, a net reduction in borrowings of $42.8 million resulting from a $50 million repayment of borrowings under our revolving credit agreement as well as borrowing activity described in Note 7 to the condensed consolidated financial statements included in this report, a $9.2 million payment for the acquisition of the remaining 26% noncontrolling interest of our Indian affiliate and debt extinguishment and issuance fees, including transaction fees associated with the issuance of the 2026 Notes, of $9.0 million, partially offset by $7.6 million of net proceeds from shared based compensation plans and the related tax benefits, primarily stock option exercises.

Borrowings
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") are convertible under certain circumstances, as described in Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. Since the fourth quarter 2013, our closing stock price has exceeded the threshold for conversion and, accordingly, the Convertible Notes were classified as a current liability as of September 25, 2016 and December 31, 2015. We have elected a net settlement method to satisfy our conversion obligations, under which we settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares.
In April 2016, we exchanged $219.2 million in cash and 2.17 million shares of our common stock for $219.2 million aggregate outstanding principal amount of the Convertible Notes (the “Exchange Transactions”). We funded the $219.2 million cash portion of the consideration paid in connection with the Exchange Transactions through borrowings under our revolving credit facility. In addition, during the second quarter of 2016, we delivered $44.3 million in cash and 0.4 million shares of our common stock to holders of $44.3 million aggregate principal amount of the Convertible Notes who exercised their conversion rights under the Convertible Notes. We funded the cash portion of the conversion obligation through borrowings under our revolving credit agreement.
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
Our senior credit agreement and the indentures under which we issued our 5.25% Senior Notes due 2024 (the “2024 Notes”) and 2026 Notes contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock; create liens; pay dividends, make investments or make other restricted payments; sell assets; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; or enter into transactions with our affiliates. Our senior credit agreement also requires us to maintain a consolidated leverage ratio (generally, the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, each as defined in our senior credit agreement) of not more than 4.0:1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA to Consolidated Interest Expense, each as defined in the senior credit agreement) of not less than 3.50:1 as of the last day of any period of four consecutive fiscal quarters calculated in accordance with the definitions and methodology set forth in the senior credit agreement. As of September 25, 2016, we are in compliance with these covenants. The obligations under the senior credit agreement, the 2024 Notes and the 2026 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the senior credit agreement are (subject to certain exceptions and limitations) secured by a pledge on substantially all of the equity interests owned by us and each guarantor.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of September 25, 2016 and December 31, 2015, we have accrued liabilities of approximately $2.5 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $2.5 million accrued at September 25, 2016, $1.5 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 13 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended September 25, 2016. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 25, 2016 and September 27, 2015; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 25, 2016 and September 27, 2015; (iii) the Condensed Consolidated Balance Sheets as of September 25, 2016 and December 31, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2016 and September 27, 2015; (v) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 25, 2016 and September 27, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

_____________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Benson F. Smith
Benson F. Smith Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Powell
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: October 27, 2016