Form 10-Q
period 2017-04-02
TELEFLEX INC
filed 2017-05-04
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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
If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 44,981,275 shares of common stock, par value $1.00 per share, outstanding as of May 1, 2017.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars and shares in thousands, except per share)
Net revenues	$487,881	$424,893
Cost of goods sold	232,321	199,746
Gross profit	255,560	225,147
Selling, general and administrative expenses	163,969	136,348
Research and development expenses	17,827	12,353
Restructuring charges	12,945	9,968
Gain on sale of assets	—	(1,019)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	60,819	67,497
Interest expense	17,726	13,784
Interest income	(169)	(80)
Loss on extinguishment of debt	5,582	—
Income from continuing operations before taxes	37,680	53,793
(Benefit) taxes on income from continuing operations	(2,669)	2,613
Income from continuing operations	40,349	51,180
Operating loss from discontinued operations	(282)	(382)
Benefit on loss from discontinued operations	(103)	(70)
Loss from discontinued operations	(179)	(312)
Net income	40,170	50,868
Less: Income from continuing operations attributable to noncontrolling interest	—	179
Net income attributable to common shareholders	$40,170	$50,689
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$0.90	$1.22
Income (loss) from discontinued operations	(0.01)	—
Net income	$0.89	$1.22
Diluted:
Income from continuing operations	$0.87	$1.05
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.86	$1.04
Dividends per share	$0.34	$0.34
Weighted average common shares outstanding
Basic	44,893	41,647
Diluted	46,615	48,782
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$40,349	$51,001
Income (loss) from discontinued operations, net of tax	(179)	(312)
Net income	$40,170	$50,689
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in thousands)
Net income	$40,170	$50,868
Other comprehensive income, net of tax:
Foreign currency translation, net of tax of $(7,089) and $(4,177)	46,982	20,455
Pension and other postretirement benefit plans adjustment, net of tax of $(532) and $(629)	890	1,238
Derivatives qualifying as hedges, net of tax of $(555) and $(379)	1,728	1,480
Other comprehensive income, net of tax:	49,600	23,173
Comprehensive income	89,770	74,041
Less: comprehensive income attributable to noncontrolling interest	—	158
Comprehensive income attributable to common shareholders	$89,770	$73,883
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2, 2017	December 31, 2016
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$689,129	$543,789
Accounts receivable, net	282,872	271,993
Inventories, net	355,289	316,171
Prepaid expenses and other current assets	47,238	40,382
Prepaid taxes	20,599	8,179
Assets held for sale	—	2,879
Total current assets	1,395,127	1,183,393
Property, plant and equipment, net	355,234	302,899
Goodwill	1,815,498	1,276,720
Intangible assets, net	1,620,454	1,091,663
Deferred tax assets	1,963	1,712
Other assets	44,160	34,826
Total assets	$5,232,436	$3,891,213
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$131,095	$183,071
Accounts payable	82,018	69,400
Accrued expenses	82,390	65,149
Current portion of contingent consideration	669	587
Payroll and benefit-related liabilities	65,927	82,679
Accrued interest	12,686	10,450
Income taxes payable	8,043	7,908
Other current liabilities	9,530	8,402
Total current liabilities	392,358	427,646
Long-term borrowings	1,957,797	850,252
Deferred tax liabilities	460,654	271,377
Pension and postretirement benefit liabilities	130,226	133,062
Noncurrent liability for uncertain tax positions	17,939	17,520
Other liabilities	54,558	52,015
Total liabilities	3,013,532	1,751,872
Commitments and contingencies
Convertible notes - redeemable equity component	—	1,824
Mezzanine equity	—	1,824
Total shareholders' equity	2,218,904	2,137,517
Total liabilities and shareholders' equity	$5,232,436	$3,891,213
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$40,170	$50,868
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	179	312
Depreciation expense	14,180	12,602
Amortization expense of intangible assets	18,785	15,357
Amortization expense of deferred financing costs and debt discount	1,406	4,377
Loss on extinguishment of debt	5,582	—
Gain on sale of assets	—	(1,019)
Fair value step up of acquired inventory sold	7,832	—
Changes in contingent consideration	179	377
Stock-based compensation	4,240	3,437
Deferred income taxes, net	(3,081)	756
Other	(2,703)	(3,114)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	18,691	(10,568)
Inventories	(5,322)	(5,104)
Prepaid expenses and other current assets	(1,224)	(3,749)
Accounts payable and accrued expenses	2,696	4,502
Income taxes receivable and payable, net	(10,670)	(2,202)
Net cash provided by operating activities from continuing operations	90,940	66,832
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(12,894)	(7,822)
Proceeds from sale of assets	6,332	1,251
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	—
Net cash used in investing activities from continuing operations	(982,086)	(6,571)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,194,500	—
Reduction in borrowings	(138,251)	(9)
Debt extinguishment, issuance and amendment fees	(19,114)	—
Net proceeds from share based compensation plans and the related tax impacts	(505)	3,180
Payments for contingent consideration	(79)	(61)
Dividends paid	(15,287)	(14,179)
Net cash provided by (used in) financing activities from continuing operations	1,021,264	(11,069)
Cash flows from discontinued operations:
Net cash used in operating activities	(266)	(126)
Net cash used in discontinued operations	(266)	(126)
Effect of exchange rate changes on cash and cash equivalents	15,488	5,126
Net increase in cash and cash equivalents	145,340	54,192
Cash and cash equivalents at the beginning of the period	543,789	338,366
Cash and cash equivalents at the end of the period	$689,129	$392,558

Non cash financing activities of continuing operations:
Settlement and exchange of convertible notes with common or treasury stock	$958	$5
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$19,311	$11
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars

Balance at December 31, 2016	45,814	$45,814	$506,800	$2,194,593	$(438,717)	1,741	$(170,973)	$2,137,517
Net income				40,170				40,170
Cash dividends ($0.34 per share)				(15,287)				(15,287)
Other comprehensive income					49,600			49,600
Settlements of convertible notes	928	928	3,890			—	30	4,848
Settlements of note hedges associated with convertible notes and warrants			19,311			119	(19,309)	2
Shares issued under compensation plans	53	53	(156)			(41)	2,069	1,966
Deferred compensation						(2)	88	88
Balance as of April 2, 2017	46,795	$46,795	$529,845	$2,219,476	$(389,117)	1,817	$(188,095)	$2,218,904
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of presentation
The accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated and its subsidiaries (“we,” “us,” “our,” “Teleflex” and the “Company”) are prepared on the same basis as its annual consolidated financial statements.
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
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in the Company's annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements, but, as permitted by Rule 10-01 of SEC Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, the Company's quarterly condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.
Note 2 — New accounting standards
In May 2014, the FASB, in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue. The new guidance is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Although the Company's evaluation of this guidance is ongoing, the Company's preliminary assessment indicates that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial position.
In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. Under the new guidance, lessees (including lessees under both leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.
In March 2016, the FASB issued new guidance designed to simplify several aspects of the accounting for share-based payment transactions, including, among other things, guidance related to accounting for income taxes, modification of the criteria for classification of awards as either equity awards or liability awards where an employer withholds shares from an employee's share-based award for tax withholding purposes, and classification on the statement of cash flows of cash payments to a tax authority by an employer that withholds shares from an employee's

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

award for tax withholding purposes. The Company adopted this standard as of January 1, 2017. The Company has applied the new guidance requiring recognition of excess tax deficiencies and tax benefits in the income statement, rather than in additional paid-in-capital, as previously required. The adoption of the new standard increased net income and cash flows from operating activities by $3.4 million ($0.07 diluted earnings per share) for the three months ended April 2, 2017. The Company will continue to estimate forfeitures of share-based awards at the time of grant, rather than recognize actual forfeitures as they occur, as permitted under the new guidance.
In August 2016, the FASB issued new guidance with regard to eight specific issues pertaining to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The new guidance should generally be adopted using a retrospective transition method for each period presented. Although the Company's evaluation of this guidance is ongoing, the Company's preliminary assessment indicates that the adoption of this guidance will not have a material impact on the Company's cash flows.
In October 2016, the FASB issued new guidance requiring companies to recognize the income tax effects of intra-entity sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. Previously, recognition was prohibited until the assets were sold to an outside party or otherwise utilized. The guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted as of the beginning of an annual reporting period. The guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company is currently evaluating the impact of the adoption of this guidance, but currently does not anticipate the guidance will have a material impact on its consolidated financial position or results of operations.
In January 2017, the FASB issued new guidance to clarify the definition of a “business,” with the objective of assisting entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or as an acquisition of a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The guidance generally defines a business as an integrated set of activities and assets (collectively referred to as a “set”) that is capable of being conducted and managed for the purpose of providing a return to investors or other owners, members, or participants. The guidance further provides that, to be considered a business, a set must meet specified requirements. However, the guidance also states that, if substantially all of the fair value of gross assets acquired (subject to specified exceptions) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business and no further analysis is required. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under specified circumstances.
In January 2017, the FASB issued guidance to simplify the quantitative test for goodwill impairment. Under current guidance, if a reporting unit’s carrying value exceeds its fair value, the entity must determine the implied value of goodwill. This determination is made by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole as if the reporting unit had just been acquired. Under the new guidance, a determination of the implied value of goodwill will no longer be required; a goodwill impairment will be equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance is effective for fiscal years, and any interim goodwill impairment tests within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance, but currently does not anticipate the guidance will have a material impact on its consolidated financial position or results of operations.
In March 2017, the FASB issued new guidance for employers that sponsor defined benefit pension or other postretirement benefit plans. The new guidance requires that these employers disaggregate specified components of net periodic pension cost and net periodic postretirement benefit cost (collectively, "net benefit cost"). Specifically, the guidance generally requires employers to present in the income statement the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and generally is required to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the impact of the adoption of this guidance, but currently does not anticipate the guidance will have a material impact on its consolidated results of operations.
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
Note 3 — Acquisitions
On February 17, 2017, the Company completed the acquisition of Vascular Solutions, Inc. (“Vascular Solutions”) pursuant to the terms of an Agreement and Plan of Merger, dated as of December 1, 2016 (the "Merger Agreement"). Vascular Solutions is a medical device company that develops and markets products for use in minimally invasive coronary and peripheral vascular procedures. At the effective time of the Merger (the “Effective Time”), each share of common stock of Vascular Solutions (the “Shares”), other than Shares held by Vascular Solutions, Teleflex, or their respective subsidiaries, and Shares then held by a holder who has properly asserted dissenters’ rights under applicable law, was converted into the right to receive $56.00 per Share in cash, without interest and subject to applicable withholding tax (the “Merger Consideration”). In addition, each outstanding option or similar right to purchase Shares (other than pursuant to the employee stock purchase program of Vascular Solutions) issued under the Vascular Solutions’ Stock Option and Stock Award Plan (the "Company Options") was cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the total number of Shares subject to such Company Option immediately prior to the Effective Time and (ii) the excess, if any, of the Merger Consideration over the exercise price of such Company Option, subject to applicable withholding tax. The aggregate consideration transferred was approximately $975.5 million, net of cash acquired.
Transaction expenses associated with the Vascular Solutions acquisition, which are included in selling, general and administrative expenses in the condensed consolidated statement of income were $8.9 million for the three months ended April 2, 2017. For the period from February 18, 2017 through April 2, 2017, the Company recorded post acquisition revenue and operating loss of $21.6 million and $14.8 million, respectively, related to Vascular Solutions. Financial information of Vascular Solutions is presented within the "All Other" category in the Company's presentation of segment information.
The transaction was financed utilizing borrowings under the Amended and Restated Credit Agreement, dated January 20, 2017 (the "Credit Agreement"), which is described in Note 7.
The following table presents the preliminary fair value determination of the assets acquired and liabilities assumed as of February 17, 2017 with respect to the Vascular Solutions acquisition, which was accounted for as a business combination:

(Dollars in thousands)
Assets
Current assets	$64,232
Property, plant and equipment	46,886
Intangible assets	539,250
Goodwill	521,396
Other assets	728
Total assets acquired	1,172,492
Less:
Current liabilities	13,470
Deferred tax liabilities	183,498
Liabilities assumed	196,968
Net assets acquired	$975,524

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company is continuing to evaluate the initial purchase price allocation, and further adjustments may be necessary as a result of the Company's assessment of additional information related to the fair values of the assets acquired and liabilities assumed, primarily deferred tax liabilities, certain intangible assets and goodwill. The goodwill resulting from the acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired business.
The following table sets forth the components of identifiable intangible assets acquired and the ranges of the useful lives as of the date of acquisition:

	Fair value	Useful life range
	(Dollars in thousands)	(Years)
Intellectual property	248,200	10- 20
In-process research and development ("IPR&D")	15,600	Indefinite
Trade names	16,650	20
Customer lists	258,800	25
Pro forma combined financial information
The following unaudited pro forma combined financial information for the three months ended April 2, 2017 and March 27, 2016, respectively, gives effect to the Vascular Solutions acquisition as if it was completed at the beginning of each of the respective periods.

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars and shares in thousands, except per share)
Net revenue	$510,705	$464,124
Net income	$26,247	$36,186
Basic earnings per common share:
Net income	$0.58	$0.87
Diluted earnings per common share:
Net income	$0.56	$0.74
Weighted average common shares outstanding:
Basic	44,893	41,647
Diluted	46,615	48,782
The unaudited pro forma combined financial information presented above includes the accounting effects of the business combination, including amortization charges from acquired intangible assets, adjustments for depreciation of property plant and equipment, interest expense, the revaluation of inventory and the related tax effects. The unaudited pro forma financial information for the three months ended April 2, 2017 includes non-recurring charges specifically related to the acquisition, including $23.8 million in combined acquisition costs of the Company and Vascular Solutions and $2.1 million in interest expense associated with a bridge loan facility that was put in place on December 1, 2016 to, among other things, assist the Company in financing the acquisition of Vascular Solutions. The bridge facility was not utilized, as the required financing was provided under the Credit Agreement.
The unaudited pro forma combined financial information for the three months ended March 27, 2016 reflects the historical results of Vascular Solutions based upon their respective reporting period for the three months ended March 31, 2016 and the effects of the pro forma adjustments listed above.
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
Note 4 — Restructuring charges
The restructuring charges recognized for the three months ended April 2, 2017 and March 27, 2016 consisted of the following:

Three Months Ended April 2, 2017
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2017 Vascular Solutions Integration Program	$4,482	$—	$—	$—	$4,482
2017 EMEA Restructuring Program	7,121	—	—	—	7,121
2016 Footprint realignment plan	539	12	(71)	29	509
2014 Footprint realignment plan	303	—	—	8	311
Other restructuring programs (1)	305	47	130	40	522
Total restructuring charges	$12,750	$59	$59	$77	$12,945

Three Months Ended March 27, 2016
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2016 Footprint realignment plan	$10,347	$—	$—	$—	$10,347
Other restructuring programs (2)	(495)	123	(108)	101	(379)
Total restructuring charges	$9,852	$123	$(108)	101	$9,968

(1)
Other restructuring programs include the 2016 Other Restructuring programs and the 2015 Restructuring programs. For a description of these plans, see Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2016.

(2)
Other restructuring programs includes the 2015 Restructuring programs, the 2014 Footprint Realignment plan and the 2012 Restructuring program. For a description of these plans, see Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2016.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2017 Vascular Solutions Integration Program
During the first quarter 2017, the Company committed to a restructuring program related to the integration of Vascular Solutions into Teleflex. The Company initiated the program in the first quarter 2017 and expects the program to be substantially completed by the end of the second quarter 2018. The Company estimates that it will record aggregate pre-tax restructuring charges of $6.0 million to $7.5 million related to this program, of which $4.5 million to $5.3 million will constitute termination benefits, while $1.5 million to $2.2 million will relate to other exit costs including employee relocation and outplacement costs. Additionally, the Company expects to incur $2.5 million to $3.0 million of restructuring related charges consisting primarily of retention bonuses offered to certain employees expected to remain with the Company after completion of the program. All of these charges will result in future cash outlays.
2017 EMEA Restructuring Program
During the first quarter 2017, the Company committed to a restructuring program to centralize certain administrative functions in Europe. The program will commence in the second quarter 2017 and is expected to be substantially completed by the end of 2018. The Company estimates that it will record aggregate pre-tax restructuring charges of $7.1 million to $8.5 million related to this program, almost all of which constitute termination benefits, and all of which will result in future cash outlays.
2016 Other Restructuring Programs
During 2016, the Company committed to programs designed to improve operating efficiencies and reduce costs. The programs involve the consolidation of certain global administrative functions and manufacturing operations (the "Other 2016 restructuring programs"). The programs commenced in the second half of 2016 and are expected to be substantially complete by the end of the first quarter 2018. The Company estimates that it will record aggregate pre-tax charges of $3.8 million to $4.7 million related to these actions, substantially all of which constitute termination benefits that will result in future cash outlays. Additionally, the Company expects to incur approximately $1.5 million of accelerated depreciation and other costs directly related to these programs and anticipates that these costs to be recognized in cost of goods sold, of which, approximately $0.6 million is expected to result in future outlays.
As of April 2, 2017, the Company has a restructuring reserve of $1.7 million related to this program.
2016 Footprint Realignment Plan
In 2016, the Company initiated a restructuring plan (the “2016 footprint realignment plan’) designed to reduce costs, improve operating efficiencies and enhance the Company’s long term competitive position.  The plan involves the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of the Company's facilities. These actions commenced in the first quarter of 2016 and are expected to be substantially completed by the end of 2018. The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2016 footprint realignment plan of between approximately $34 million to $44 million, of which an estimated $27 million to $31 million are expected to result in future cash outlays. Most of these charges, and the related cash outlays, are expected to be made prior to the end of 2018.
In addition to the restructuring charges outlined in the tables above, the Company recorded restructuring related charges of $2.1 million and $0.6 million for the three months ended April 2, 2017 and March 27, 2016, respectively, related to this plan, the majority of which constituted accelerated depreciation and other costs, principally for the transfer of manufacturing operations to the new locations. These costs were recognized primarily in cost of goods sold.
As of April 2, 2017, the Company has incurred net aggregate restructuring charges related to the 2016 Footprint realignment plan of $13.0 million. Additionally, as of April 2, 2017, the Company has incurred net aggregate accelerated depreciation and certain other costs, principally related to the transfer of manufacturing operations to new locations, of $8.5 million. These costs primarily were included in cost of goods sold. As of April 2, 2017, the Company has a restructuring reserve of $8.9 million related to this plan, the majority of which relates to termination benefits.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2014 Footprint Realignment Plan
In 2014, the Company initiated a restructuring plan (“the 2014 footprint realignment plan”) involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and are expected to be substantially completed by the end of the first half of 2020.The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2014 footprint realignment plan of approximately $43 million to $48 million, of which, an estimated $33 million to $38 million are expected to result in future cash outlays. These actions commenced in the second quarter 2014 and are expected to be substantially completed by the end of the first half of 2020. The Company expects to incur $24 million to $30 million in aggregate capital expenditures under the plan.

In addition to the restructuring charges set forth in the tables above, the Company recorded restructuring related charges of $1.6 million and $2.1 million for the three months ended April 2, 2017 and March 27, 2016, respectively, related to the 2014 footprint realignment plan, the majority of which constituted accelerated depreciation and other costs principally related to the transfer of manufacturing operations to new locations. These costs were recognized primarily in cost of goods sold.

As of April 2, 2017, the Company has incurred net aggregate restructuring charges related to the 2014 footprint realignment plan of $11.4 million. Additionally, as of April 2, 2017, the Company has incurred net aggregate accelerated depreciation and certain other costs, principally for the transfer of manufacturing operations from the existing locations to the new locations in connection with the plan of $24.5 million. These costs primarily were included in cost of goods sold. As of April 2, 2017, the Company has a restructuring reserve of $4.8 million in connection with the plan, all of which relates to termination benefits.

For additional information regarding the Company's restructuring programs, see Note 4 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2016.
Restructuring charges by reportable operating segment for the three months ended April 2, 2017 and March 27, 2016 are set forth in the following table:

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in thousands)
Restructuring charges
Vascular North America	$748	$4,163
Anesthesia North America	247	1,875
Surgical North America	—	(19)
EMEA	7,500	3,872
Asia	—	2
OEM	—	4
All other	4,450	71
Total restructuring charges	$12,945	$9,968

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 — Inventories, net
Inventories as of April 2, 2017 and December 31, 2016 consisted of the following:

	April 2, 2017	December 31, 2016
	(Dollars in thousands)
Raw materials	$92,172	$65,319
Work-in-process	60,063	54,555
Finished goods	203,054	196,297
Inventories, net	$355,289	$316,171
Note 6 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the three months ended April 2, 2017:

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2016	$345,546	$141,253	$250,912	$290,041	$138,185	$4,883	$105,900	$1,276,720
Goodwill related to acquisitions	—	—	—	—	—	—	521,396	521,396
Currency translation and other adjustments	(1,590)	93	—	11,186	5,735	—	1,958	17,382
Balance as of April 2, 2017	$343,956	$141,346	$250,912	$301,227	$143,920	$4,883	$629,254	$1,815,498
The following table provides information as of April 2, 2017 and December 31, 2016 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets, net:

	Gross Carrying Amount		Accumulated Amortization
	April 2, 2017	December 31, 2016	April 2, 2017	December 31, 2016
	(Dollars in thousands)
Customer relationships	$885,648	$622,428	$(248,033)	$(239,055)
In-process research and development	32,689	16,532	—	—
Intellectual property	769,892	519,962	(213,843)	(203,390)
Distribution rights	23,185	23,021	(15,673)	(15,239)
Trade names	400,406	379,724	(15,357)	(13,974)
Non-compete agreements	2,771	2,692	(1,231)	(1,038)
	$2,114,591	$1,564,359	$(494,137)	$(472,696)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7 — Borrowings
The Company's borrowings at April 2, 2017 and December 31, 2016 were as follows:

	April 2, 2017	December 31, 2016
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 2.46% at April 2, 2017, due 2022	$608,000	$210,000
Term loan facility, at a rate of 2.44% at April 2, 2017, due 2022	750,000	—
3.875% Convertible Senior Subordinated Notes due 2017	44,325	136,076
4.875% Senior Notes due 2026	400,000	400,000
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 1.73% at April 2, 2017	50,000	50,000
	2,102,325	1,046,076
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(504)	(2,707)
Less: Unamortized debt issuance costs	(12,929)	(10,046)
	2,088,892	1,033,323
Current borrowings	(131,095)	(183,071)
Long-term borrowings	$1,957,797	$850,252
Amended and restated senior credit facility
On January 20, 2017, the Company entered into the Credit Agreement, which provides for a five year revolving credit facility of $1.0 billion and a term loan facility of $750.0 million. The obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of the material domestic subsidiaries of the Company and are secured by a lien on substantially all of the assets owned by the Company and each guarantor. The maturity date of the revolving credit facility under the Credit Agreement is January 20, 2022 and the term loan facility will mature on February 17, 2022.
At the Company’s option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.25% to 2.50% or at an alternate base rate, which is defined as the highest of (i) the publicly announced prime rate of JPMorgan Chase Bank, N.A., the administrative agent under the Credit Agreement, (ii) 0.5% above the federal funds rate and (iii) 1% above adjusted LIBOR for a one month interest period on such day, plus an applicable margin ranging from 0.25% to 1.50%, in each case subject to adjustment based on the Company’s consolidated total leverage ratio (generally, the ratio of Consolidated Total Funded Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the date of determination). Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
The Company is required to maintain a maximum total consolidated leverage ratio of 4.50 to to 1.00 and a maximum consolidated senior secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA for the four most recent quarters ending on or preceding the date of determination) of 3.50 to 1.00. The Company is further required to maintain a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.
The Company capitalized $12.0 million related to transaction fees, including underwriters’ discounts and commissions, incurred in connection with the Credit Agreement. In addition, because the Company's entry into the Credit Agreement was considered a partial extinguishment of the indebtedness under its previously outstanding credit agreement, the Company recognized a loss on extinguishment of debt of $0.4 million for three months ended April 2, 2017.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

3.875% Convertible Senior Subordinated Notes - Exchange Transactions
On January 5, 2017, pursuant to separate, privately negotiated agreements between the Company and certain holders (the "Holders") of its 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes"), the Company paid cash and common stock (the "Exchange Consideration") to the Holders in exchange for $91.7 million aggregate principal amount of the Convertible Notes (the "Exchange Transactions"). The Exchange Consideration paid to each of the Holders per $1,000 principal amount of Convertible Notes was equal to: (i) $1,000 in cash, (ii) a number of shares of the Company's common stock equal to the amount of the conversion value of the Convertible Notes in excess of the $1,000 principal amount (the "Conversion Shares"), calculated on the basis of the average daily volume weighted average price per share of Company common stock over a specified period (the "Average Daily VWAP"), (iii) an inducement payment in additional shares of common stock (the "Inducement Shares") calculated based on the Average Daily VWAP; and (iv) cash in an amount equal to accrued and unpaid interest to, but not including, the closing date. As a result of the Exchange Transactions, the Company paid the Holders aggregate cash consideration of approximately $93.2 million (which includes approximately $1.5 million in accrued but previously unpaid interest) and issued and delivered to the Holders approximately 0.93 million shares of Company common stock (including both Conversion Shares and Inducement Shares). The Company funded the $93.2 million cash payment constituting part of the Exchange Consideration through borrowings under its revolving credit facility. As a result of the Exchange Transactions, the Company recognized a loss on extinguishment of debt of $5.2 million.
In connection with its entry into the Exchange Transactions, the Company also entered into bond hedge unwind agreements (the "Hedge Unwind Agreements") and warrant unwind agreements (the "Warrant Unwind Agreements") with the dealer counterparties to the convertible note hedge transactions and warrant transactions that were effected at the time of the initial issuance of the Convertible Notes. Under the Hedge Unwind Agreements, the number of then-outstanding call options issued to the Company under the Convertible Note hedge transactions was reduced to reflect proportionately the reduction in the outstanding principal amount of the Convertible Notes following the Exchange Transactions. Under the Warrant Unwind Agreements, the number of warrants then held by the dealer counterparties also was reduced. On a net basis, after giving effect to the Hedge Unwind Agreements and Warrant Unwind Agreements, the Company received 0.12 million shares of Company common stock from the dealer counterparties.
Fair Value of Long-Term Borrowings
To determine the fair value of the debt categorized as Level 2 in the table below, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of April 2, 2017 and December 31, 2016, categorized by the level of inputs within the fair value hierarchy used to measure fair value (see Note 10, “Fair value measurement,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding the fair value hierarchy):

	April 2, 2017	December 31, 2016
	(Dollars in thousands)
Level 1	$140,389	$344,765
Level 2	2,015,793	929,362
Total	$2,156,182	$1,274,127
Note 8 — Financial instruments
Foreign Currency Forward Contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage exposure related to foreign currency transactions. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage near term foreign currency denominated monetary assets and liabilities. For the three months ended April 2, 2017 and March 27, 2016, the Company recognized a loss related to non-designated foreign currency forward contracts of $0.8 million and $0.3 million, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of April 2, 2017 and December 31, 2016:

	April 2, 2017	December 31, 2016
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$2,054	$667
Non-designated foreign currency forward contracts	152	490
Prepaid expenses and other current assets	$2,206	$1,157
Total asset derivatives	$2,206	$1,157
Liability derivatives:
Designated foreign currency forward contracts	$1,589	$2,139
Non-designated foreign currency forward contracts	303	118
Other current liabilities	$1,892	$2,257
Total liability derivatives	$1,892	$2,257
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of April 2, 2017 and December 31, 2016 was $124.4 million and $101.8 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of April 2, 2017 and December 31, 2016 was $79.3 million and $73.4 million, respectively. All open foreign currency forward contracts as of April 2, 2017 have durations of twelve months or less.
The following table provides information as to the gains and losses attributable to derivatives in cash flow hedging relationships that were reported in other comprehensive income (loss) (“OCI”) for the three months ended April 2, 2017 and March 27, 2016:

	After Tax Gain (Loss) Recognized in OCI
	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in thousands)
Foreign currency forward contracts	$1,728	$1,480

See Note 10 for information on the location in the condensed consolidated statements of income and amount of losses/(gains) attributable to derivatives that were reclassified from accumulated other comprehensive income (“AOCI”) to expense (income), net of tax.
There was no ineffectiveness related to the Company’s cash flow hedges during the three months ended April 2, 2017 and March 27, 2016.
Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries which are subject to payment delays. Payment is dependent upon the creditworthiness of those countries and the financial stability of their economies. Certain of the Company’s customers, particularly in Greece, Italy, Spain and Portugal, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers. As a result, the Company continues to closely monitor the allowance for doubtful accounts with respect to these customers. The following table shows the Company's allowance for doubtful accounts, the aggregate net current and long-term trade accounts receivable related to customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

current and long-term trade accounts receivable represented by these customers' trade accounts receivable at April 2, 2017 and December 31, 2016:

	April 2, 2017	December 31, 2016
	(Dollars in thousands)
Allowance for doubtful accounts(1)	$9,188	$8,630
Current and long-term trade accounts receivable in Greece, Italy, Spain and Portugal (2)	$46,272	$51,098
Percentage of total net current and long-term trade accounts receivable - Greece, Italy, Spain and Portugal	16.4%	19.3%

(1)	The current portion of the allowance for doubtful accounts was $2.1 million and $2.0 million as of April 2, 2017 and December 31, 2016, respectively, and was recognized in accounts receivable, net.

(2)
The long-term portion of trade accounts receivable, net from customers in Greece, Italy, Spain and Portugal at April 2, 2017 and December 31, 2016 was $3.2 million and $2.7 million, respectively In January 2017, the Company sold $16.1 million of receivables outstanding with respect to publicly funded hospitals in Italy for $16.0 million.

For the three months ended April 2, 2017 and March 27, 2016, net revenues from customers in Greece, Italy, Spain and Portugal were $31.5 million and $30.9 million, respectively.
Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of April 2, 2017 and December 31, 2016:

	Total carrying value at April 2, 2017	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$8,048	$8,048	$—	$—
Derivative assets	2,206	—	2,206	—
Derivative liabilities	1,892	—	1,892	—
Contingent consideration liabilities (1)	7,202	—	—	7,202

	Total carrying value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$7,660	$7,660	$—	$—
Derivative assets	1,157	—	1,157	—
Derivative liabilities	2,257	—	2,257	—
Contingent consideration liabilities (1)	7,102	—	—	7,102

(1)
As of April 2, 2017 and December 31, 2016, $0.7 million and $0.6 million was recorded as the current portion of contingent consideration, respectively, and $6.5 million was recognized in other liabilities in the condensed consolidated balance sheet.

There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the three months ended April 2, 2017.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information regarding changes, during the three months ended April 2, 2017, in Level 3 financial liabilities related to contingent consideration, which are described below in this Note 9 under "Valuation Techniques":

Contingent consideration
2017
(Dollars in thousands)
Balance - December 31, 2016	$7,102
Payment	(79)
Revaluations	179
Balance - April 2, 2017	$7,202

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
Note 10 — Shareholders’ equity
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Shares in thousands)
Basic	44,893	41,647
Dilutive effect of share-based awards	821	519
Dilutive effect of 3.875% Convertible Notes and warrants (1)	901	6,616
Diluted	46,615	48,782

(1)
The reduction in the dilutive effect of the Convertible Notes and warrants at April 2, 2017 as compared to March 27, 2016 is due to the Company’s repurchase of Convertible Notes and conversions by holders of the Convertible Notes subsequent to March 27, 2016.

Weighted average shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.5 million and 5.2 million for the three months ended April 2, 2017 and March 27, 2016, respectively.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge, consisting of call options held by the Company, economically reduces the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately address the dilutive impact of the warrants issued under the warrant agreements in computing diluted

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

weighted average shares outstanding, without giving effect to the anti-dilutive impact of the call options. The reduction in the number of diluted shares that would result from giving effect to the anti-dilutive impact of the call options would have been 0.5 million and 3.6 million for the three months ended April 2, 2017 and March 27, 2016, respectively. The treasury stock method is applied to the warrants because the average market price of the Company's common stock during the reporting periods presented exceeds the warrant exercise price of $74.65 per share, and assumes the proceeds from the exercise of the warrants are used by the Company to repurchase shares based on such average market price. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 0.4 million and 3.0 million for the three months ended April 2, 2017 and March 27, 2016, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended April 2, 2017 and March 27, 2016:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2016	$(2,424)	$(136,596)	$(299,697)	$(438,717)
Other comprehensive income (loss) before reclassifications	350	(241)	46,982	47,091
Amounts reclassified from accumulated other comprehensive income	1,378	1,131	—	2,509
Net current-period other comprehensive income	1,728	890	46,982	49,600
Balance as of April 2, 2017	$(696)	$(135,706)	$(252,715)	$(389,117)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2015	$(2,491)	$(138,887)	$(229,746)	$(371,124)
Other comprehensive (loss) before reclassifications	(50)	182	20,476	20,608
Amounts reclassified from accumulated other comprehensive loss	1,530	1,056	—	2,586
Net current-period other comprehensive income	1,480	1,238	20,476	23,194
Balance at March 27, 2016	$(1,011)	$(137,649)	$(209,270)	$(347,930)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three months ended April 2, 2017 and March 27, 2016:

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in thousands)
Losses on foreign exchange contracts:
Cost of goods sold	$1,645	$1,871
Total before tax	1,645	1,871
Tax benefit	(267)	(341)
Net of tax	$1,378	$1,530
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,726	$1,622
Prior-service costs(1)	29	14
Total before tax	1,755	1,636
Tax benefit	(624)	(580)
Net of tax	$1,131	$1,056

Total reclassifications, net of tax	$2,509	$2,586
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans (see Note 12 for additional information).
Mezzanine Equity
As of December 31, 2016, the Company reclassified $1.8 million from additional paid-in capital to convertible notes in the mezzanine equity section of the Company's consolidated balance sheet. The reclassified amount represents the aggregate difference between the principal amount and the carrying value of the Convertible Notes purchased by the Company pursuant to the Exchange Transactions (see "3.875% Convertible Senior Subordinated Notes - Exchange Transactions" within Note 7) under agreements that were entered into prior to December 31,2016, but not consummated until January 5, 2017. No reclassification was required as of April 2, 2017.
Note 11 — Taxes on income from continuing operations

	Three Months Ended
	April 2, 2017	March 27, 2016
Effective income tax rate	(7.1)%	4.9%
The effective income tax rate for the three months ended April 2, 2017 and March 27, 2016 was (7.1)% and 4.9%, respectively. The effective income tax rate for the three months ended April 2, 2017, as compared to the first quarter 2016, reflects an excess tax benefit associated with share based payments, recognized under the new FASB guidance adopted by the Company as of January 1, 2017. In addition, the Company recognized discrete tax benefits associated the acquisition of Vascular Solutions. The effective tax rate for the three months ended March 27, 2016 reflects a tax benefit on the settlement of a foreign tax audit.
Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. As of April 2, 2017, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net pension and other postretirement benefits expense (income) consist of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
	(Dollars in thousands)
Service cost	$717	$652	$74	$111
Interest cost	3,785	3,920	378	406
Expected return on plan assets	(6,743)	(6,198)	—	—
Net amortization and deferral	1,690	1,579	65	57
Net benefits expense (income)	$(551)	$(47)	$517	$574
Note 13 — Commitments and contingent liabilities
Environmental: The Company is subject to contingencies as a result of environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U.S. Resource Conservation and Recovery Act and similar state laws. These laws require the Company to undertake certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At April 2, 2017, the Company has recorded $1.1 million and $5.6 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of April 2, 2017. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of April 2, 2017, the Company has recorded accrued liabilities of $2.4 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amount accrued as of April 2, 2017, $1.7 million pertains to discontinued operations.
During the first quarter 2017, Teleflex Medical Trading (Shanghai) Company, Ltd. (“Teleflex Shanghai”), one of the Company’s subsidiaries, eliminated a key distributor within its sales channel in China and undertook a distributor to direct sales conversion within that channel. On March 24, 2017, the distributor submitted an application for arbitration alleging, among other things, that Teleflex Shanghai wrongfully terminated its relationship with the distributor. The distributor is seeking $10.1 million (RMB 69.3 million) in damages for alleged costs of transportation and dismissal of personnel, as well as lost estimated profits. In addition, the distributor is seeking to compel Teleflex Shanghai to repurchase, for $9.1 million (RMB 63.0 million), Teleflex products that the distributor alleges are currently held in its inventory. Teleflex Shanghai intends to vigorously contest the distributor’s arbitration claim, and has filed a counterclaim seeking payment from the distributor of $8.9 million (RMB 61.2 million) in respect of outstanding trade receivables owed by the distributor to Teleflex Shanghai. At this time, the Company is unable to make an estimate of the amount of loss, if any, or range of possible loss that the Company could incur as a result of this matter.
In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

compensatory damages and $23.0 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company filed an appeal with the Louisiana Court of Appeal, and the plaintiff filed a cross-appeal, seeking to overturn the trial court’s denial of pre-judgment interest on the punitive damages award. On June 29, 2016, the Louisiana Court of Appeal affirmed the trial court verdict in all respects. The Company and the plaintiff filed applications for a writ of certiorari (a request for review) to the Louisiana Supreme Court. On January 13, 2017, the Louisiana Supreme Court granted the Company's writ application. Oral arguments were held on May 1, 2017 and the parties currently are awaiting the court’s decision. As of April 2, 2017, the Company has accrued a liability representing its best estimate of probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter that is not covered by the Company's product liability insurance will not exceed $10.0 million.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of April 2, 2017, the most significant tax examinations in process are in Canada and Germany. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts its reserves to address developments with respect to these uncertain tax positions. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
Other: The Company has various purchase commitments for materials, supplies and other items occurring in the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 14 — Segment information
The following tables present the Company’s segment results for the three months ended April 2, 2017 and March 27, 2016:

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in thousands)
Revenue
Vascular North America	$93,849	$81,588
Anesthesia North America	48,207	45,957
Surgical North America	45,944	38,941
EMEA	130,733	122,095
Asia	48,953	49,156
OEM	43,346	33,977
All other	76,849	53,179
Consolidated net revenues	$487,881	$424,893

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in thousands)
Operating profit
Vascular North America	$24,816	$19,656
Anesthesia North America	13,527	12,177
Surgical North America	16,380	13,256
EMEA	22,240	21,043
Asia	10,798	13,008
OEM	9,121	5,189
All other	(6,301)	5,743
Total segment operating profit (1)	90,581	90,072
Unallocated expenses (2)	(29,762)	(22,575)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$60,819	$67,497

(1)
Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Corporate expenses are allocated among the segments in proportion to the respective amounts of one of several items (such as net revenues, numbers of employees, and amount of time spent), depending on the category of expense involved.

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, restructuring charges and gain on sale of assets.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Condensed consolidating guarantor financial information
Teleflex Incorporated (the "Parent Company") is the issuer of its 5.25% Senior Notes due 2024 (the "2024 Notes") and 4.875% Senior Notes due 2026 (the "2026 Notes"). Payment of the Parent Company's obligations under the 2024 Notes and 2026 Notes is guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three months ended April 2, 2017 and March 27, 2016, condensed consolidating balance sheets as of April 2, 2017 and December 31, 2016 and condensed consolidating statements of cash flows for the three months ended April 2, 2017 and March 27, 2016, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the 2024 Notes and 2026 Notes), on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidating financial information, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries, which are eliminated upon consolidation.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$315,643	$276,315	$(104,077)	$487,881
Cost of goods sold	—	192,001	143,896	(103,576)	232,321
Gross profit	—	123,642	132,419	(501)	255,560
Selling, general and administrative expenses	20,519	94,043	48,844	563	163,969
Research and development expenses	235	11,186	6,406	—	17,827
Restructuring charges	—	5,374	7,571	—	12,945
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(20,754)	13,039	69,598	(1,064)	60,819
Interest, net	47,674	(30,963)	846	—	17,557
Loss on extinguishment of debt	5,582	—	—	—	5,582
(Loss) income from continuing operations before taxes	(74,010)	44,002	68,752	(1,064)	37,680
(Benefit) taxes on (loss) income from continuing operations	(29,907)	14,485	12,229	524	(2,669)
Equity in net income of consolidated subsidiaries	84,452	55,802	216	(140,470)	—
Income from continuing operations	40,349	85,319	56,739	(142,058)	40,349
Operating loss from discontinued operations	(282)	—	—	—	(282)
Benefit on loss from discontinued operations	(103)	—	—	—	(103)
Loss from discontinued operations	(179)	—	—	—	(179)
Net income	40,170	85,319	56,739	(142,058)	40,170
Other comprehensive income	49,600	49,404	53,901	(103,305)	49,600
Comprehensive income	$89,770	$134,723	$110,640	$(245,363)	$89,770

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 27, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$258,911	$261,348	$(95,366)	$424,893
Cost of goods sold	—	155,541	132,963	(88,758)	199,746
Gross profit	—	103,370	128,385	(6,608)	225,147
Selling, general and administrative expenses	9,329	81,477	45,059	483	136,348
Research and development expenses	—	6,435	5,918	—	12,353
Restructuring charges	—	4,758	5,210	—	9,968
Gain on sale of assets	—	—	(1,019)	—	(1,019)
(Loss) income from continuing operations before interest and taxes	(9,329)	10,700	73,217	(7,091)	67,497
Interest, net	33,044	(20,318)	978	—	13,704
(Loss) income from continuing operations before taxes	(42,373)	31,018	72,239	(7,091)	53,793
(Benefit) taxes on (loss) income from continuing operations	(15,848)	11,677	7,864	(1,080)	2,613
Equity in net income of consolidated subsidiaries	77,457	57,900	168	(135,525)	—
Income from continuing operations	50,932	77,241	64,543	(141,536)	51,180
Operating loss from discontinued operations	(382)	—	—	—	(382)
(Benefit) taxes on loss from discontinued operations	(139)	—	69	—	(70)
Loss from discontinued operations	(243)	—	(69)	—	(312)
Net income	50,689	77,241	64,474	(141,536)	50,868
Less: Income from continuing operations attributable to noncontrolling interest	—	—	179	—	179
Net income attributable to common shareholders	50,689	77,241	64,295	(141,536)	50,689
Other comprehensive income attributable to common shareholders	23,194	18,573	22,412	(40,985)	23,194
Comprehensive income attributable to common shareholders	$73,883	$95,814	$86,707	$(182,521)	$73,883

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	April 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$153,100	$7,593	$528,436	$—	$689,129
Accounts receivable, net	2,215	34,464	241,897	4,296	282,872
Accounts receivable from consolidated subsidiaries	8,025	2,238,256	338,230	(2,584,511)	—
Inventories, net	—	222,619	158,358	(25,688)	355,289
Prepaid expenses and other current assets	14,084	9,477	20,340	3,337	47,238
Prepaid taxes	11,072	—	9,527	—	20,599
Total current assets	188,496	2,512,409	1,296,788	(2,602,566)	1,395,127
Property, plant and equipment, net	2,517	207,818	144,899	—	355,234
Goodwill	—	1,228,353	587,145	—	1,815,498
Intangibles assets, net	—	1,167,974	452,480	—	1,620,454
Deferred tax assets	72,621	—	5,434	(76,092)	1,963
Notes receivable and other amounts due from consolidated subsidiaries	1,321,595	2,151,605	—	(3,473,200)	—
Other assets	7,203,940	1,578,527	30,859	(8,769,166)	44,160
Total assets	$8,789,169	$8,846,686	$2,517,605	$(14,921,024)	$5,232,436
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$81,095	$—	$50,000	$—	$131,095
Accounts payable	4,335	40,095	37,588	—	82,018
Accounts payable to consolidated subsidiaries	2,290,413	255,530	38,568	(2,584,511)	—
Accrued expenses	19,473	26,116	36,801	—	82,390
Current portion of contingent consideration	—	669	—	—	669
Payroll and benefit-related liabilities	16,858	15,707	33,362	—	65,927
Accrued interest	12,657	—	29	—	12,686
Income taxes payable	—	—	7,519	524	8,043
Other current liabilities	1,926	4,153	3,451	—	9,530
Total current liabilities	2,426,757	342,270	207,318	(2,583,987)	392,358
Long-term borrowings	1,957,797	—	—	—	1,957,797
Deferred tax liabilities	—	504,454	32,292	(76,092)	460,654
Pension and postretirement benefit liabilities	82,623	31,223	16,380	—	130,226
Noncurrent liability for uncertain tax positions	1,432	13,731	2,776	—	17,939
Notes payable and other amounts due to consolidated subsidiaries	2,076,792	1,203,358	193,050	(3,473,200)	—
Other liabilities	24,864	15,770	13,924	—	54,558
Total liabilities	6,570,265	2,110,806	465,740	(6,133,279)	3,013,532
Total shareholders' equity	2,218,904	6,735,880	2,051,865	(8,787,745)	2,218,904
Total liabilities and shareholders' equity	$8,789,169	$8,846,686	$2,517,605	$(14,921,024)	$5,232,436

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$14,571	$1,031	$528,187	$—	$543,789
Accounts receivable, net	2,551	8,768	255,815	4,859	271,993
Accounts receivable from consolidated subsidiaries	4,861	2,176,059	309,149	(2,490,069)	—
Inventories, net	—	200,852	140,406	(25,087)	316,171
Prepaid expenses and other current assets	14,239	5,332	17,474	3,337	40,382
Prepaid taxes	—	—	7,766	413	8,179
Assets held for sale	—	—	2,879	—	2,879
Total current assets	36,222	2,392,042	1,261,676	(2,506,547)	1,183,393
Property, plant and equipment, net	2,566	163,847	136,486	—	302,899
Goodwill	—	708,546	568,174	—	1,276,720
Intangibles assets, net	—	640,999	450,664	—	1,091,663
Deferred tax assets	73,051	—	5,185	(76,524)	1,712
Notes receivable and other amounts due from consolidated subsidiaries	1,387,615	2,085,538	—	(3,473,153)	—
Other assets	6,044,337	1,525,285	29,962	(7,564,758)	34,826
Total assets	$7,543,791	$7,516,257	$2,452,147	$(13,620,982)	$3,891,213
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$133,071	$—	$50,000	$—	$183,071
Accounts payable	4,540	30,924	33,936	—	69,400
Accounts payable to consolidated subsidiaries	2,242,814	214,203	33,052	(2,490,069)	—
Accrued expenses	16,827	18,126	30,196	—	65,149
Current portion of contingent consideration	—	587	—	—	587
Payroll and benefit-related liabilities	20,610	26,672	35,397	—	82,679
Accrued interest	10,429	—	21	—	10,450
Income taxes payable	1,246	—	6,577	85	7,908
Other current liabilities	2,262	3,643	2,497	—	8,402
Total current liabilities	2,431,799	294,155	191,676	(2,489,984)	427,646
Long-term borrowings	850,252	—	—	—	850,252
Deferred tax liabilities	—	316,526	31,375	(76,524)	271,377
Pension and postretirement benefit liabilities	85,645	31,561	15,856	—	133,062
Noncurrent liability for uncertain tax positions	1,169	13,684	2,667	—	17,520
Notes payable and other amounts due to consolidated subsidiaries	2,011,737	1,264,004	197,412	(3,473,153)	—
Other liabilities	23,848	15,695	12,472	—	52,015
Total liabilities	5,404,450	1,935,625	451,458	(6,039,661)	1,751,872
Convertible notes - redeemable equity component	1,824	—	—	—	1,824
Mezzanine equity	1,824	—	—	—	1,824
Total shareholders' equity	2,137,517	5,580,632	2,000,689	(7,581,321)	2,137,517
Total liabilities and shareholders' equity	$7,543,791	$7,516,257	$2,452,147	$(13,620,982)	$3,891,213

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended April 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(86,020)	$158,343	$80,535	$(61,918)	$90,940
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(155)	(2,206)	(10,533)	—	(12,894)
Proceeds from sale of assets	—	—	6,332	—	6,332
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	—	—	—	(975,524)
Net cash used in investing activities from continuing operations	(975,679)	(2,206)	(4,201)	—	(982,086)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,194,500	—	—	—	1,194,500
Reduction in borrowings	(138,251)	—	—	—	(138,251)
Debt extinguishment, issuance and amendment fees	(19,114)	—	—	—	(19,114)
Net proceeds from share based compensation plans and the related tax impacts	(505)	—	—	—	(505)
Payments for contingent consideration	—	(79)	—	—	(79)
Dividends paid	(15,287)	—	—	—	(15,287)
Intercompany transactions	179,151	(149,496)	(29,655)	—	—
Intercompany dividends paid	—	—	(61,918)	61,918	—
Net cash provided by (used in) financing activities from continuing operations	1,200,494	(149,575)	(91,573)	61,918	1,021,264
Cash flows from discontinued operations:
Net cash used in operating activities	(266)	—	—	—	(266)
Net cash used in discontinued operations	(266)	—	—	—	(266)
Effect of exchange rate changes on cash and cash equivalents	—	—	15,488	—	15,488
Net increase in cash and cash equivalents	138,529	6,562	249		145,340
Cash and cash equivalents at the beginning of the period	14,571	1,031	528,187	—	543,789
Cash and cash equivalents at the end of the period	$153,100	$7,593	$528,436	$—	$689,129

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
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our ability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with expectations; our ability to effectively execute our restructuring programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of healthcare reform legislation and proposals to amend the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, sovereign debt issues and the impact of the United Kingdom’s vote to leave the European Union; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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

We evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may identify opportunities to divest businesses and product lines that do not meet our objectives. In addition, we seek to optimize utilization of our facilities through restructuring initiatives designed to further improve our cost structure and enhance our competitive position. We also may continue to explore opportunities to expand the size of our business and improve operating margins through a combination of acquisitions and distributor to direct sales conversions, which generally involve eliminating a distributor from the sales channel either by acquiring the distributor or terminating the distributor relationship (in some instances, the conversions involve our acquisition or termination of a master distributor and the continued sale of our products through sub-distributors or through new distributors). Distributor to direct conversions enable us to obtain improved product pricing and more direct access to the end users of our products within the sales channel.

On February 17, 2017, the Company acquired Vascular Solutions, Inc. (“Vascular Solutions”) for $975.5 million net of cash acquired. Vascular Solutions is a medical device company that develops and markets clinical products for use in minimally invasive coronary and peripheral vascular procedures. The acquisition is expected to meaningfully accelerate the growth of our vascular and interventional access product portfolios by facilitating our entry into the coronary and peripheral vascular market, and by generating increased cross-portfolio selling opportunities to both our and Vascular Solutions' customer bases. We financed the acquisition through a combination of borrowings under our revolving credit facility, which was increased in anticipation of the acquisition, and a new senior secured term loan facility, both of which were provided under our amended and restated credit agreement (the "Credit Agreement"), which is described in more detail below under "Borrowings" within "Liquidity and Capital Resources".
During 2016, we completed acquisitions of businesses that complement our OEM and Asia reportable operating segments. In addition, during 2016, we acquired the remaining 26% ownership interest in an Indian affiliate from the noncontrolling shareholders. The total fair value of the consideration for these transactions was $22.8 million.

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
In our Annual Report on Form 10-K for the year ended December 31, 2016, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in millions)
Net Revenues	$487.9	$424.9
Net revenues for the three months ended April 2, 2017 increased $63.0 million, or 14.8%, compared to the first quarter 2016. The increase is primarily attributable to net revenues of $24.2 million generated by the acquired businesses, mainly Vascular Solutions, and a $32.8 million increase in sales volume, primarily resulting from an increase in the number of shipping days during the 2017 period.
Gross profit

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in millions)
Gross profit	$255.6	$225.1
Percentage of sales	52.4%	53.0%

Gross margin for the three months ended April 2, 2017 declined 60 basis points, or 1.1%, compared to the first quarter 2016. The decrease in gross margin primarily reflects the impact of the step-up in carrying value of inventory, recognized in connection with the Vascular Solutions' acquisition, that was sold during the first quarter 2017 partially offset by an increase in gross margin on the business excluding Vascular Solutions, which reflects the impact of higher sales volumes.

Selling, general and administrative

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in millions)
Selling, general and administrative	$164.0	$136.3
Percentage of sales	33.6%	32.1%
Selling, general and administrative expenses for the three months ended April 2, 2017 increased $27.7 million compared to the first quarter 2016. The increase is primarily attributable to a $17.6 million increase in costs associated with acquired businesses, including transaction fees and other related nonrecurring expenses resulting from the Vascular Solutions acquisition of $8.9 million, as well as an increase in selling and marketing expenses.
Research and development

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in millions)
Research and development	$17.8	$12.4
Percentage of sales	3.6%	2.9%
The increase in research and development expense for the three months ended April 2, 2017 compared to the first quarter 2016 is primarily attributable to increased spending on new product development with respect to several of our segments and $2.5 million in expenses within our Vascular Solutions operating segment.
Restructuring charges

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in millions)
Restructuring charges	$12.9	$10.0

For the three months ended April 2, 2017, we recorded $12.9 million in restructuring charges. The charges primarily related to termination benefits associated with the 2017 EMEA restructuring program and the 2017 Vascular Solutions integration program, both of which are described below, of $7.1 million and $4.5 million, respectively.
For the three months ended March 27, 2016, we recorded $10.0 million in restructuring charges, which primarily related to termination benefits associated with the 2016 footprint realignment plan.
In addition to the restructuring programs initiated during the first quarter 2017, we have other ongoing restructuring programs related to the consolidation of our manufacturing operations (referred to as our 2016 and 2014 footprint realignment plans) as well as restructuring programs designed to improve operating efficiencies and reduce costs. See Note 4 to the condensed consolidated financial statements included in this report. With respect to our restructuring plans and programs, the following table summarizes (1) the estimated total cost and estimated annual pre-tax savings once the programs are completed; (2) the costs incurred and estimated pre-tax savings realized through December 31, 2016; and (3) the costs expected to be incurred and estimated incremental pre-tax savings estimated to be realized for these programs from January 1, 2017 through the anticipated completion dates:

	Ongoing Restructuring Plans and Programs
	Estimated Total	Through December 31, 2016	Estimated Remaining from January 1, 2017 through December 31, 2021(2)
	(Dollars in millions)
Restructuring charges	$51 - $60	$33	$18 - $27
Restructuring related charges (1)	53 - 65	30	23 - 35
Total charges	$104 - $125	63	$41 - $62

Pre-tax savings (3)	$60 - $71	31	$29 - $40
Vascular Solutions integration program - synergies	$20 - $25	—	$20 - $25

(1)
Restructuring related charges principally constitute accelerated depreciation and other costs primarily related to the transfer of manufacturing operations to new locations and are expected to be recognized primarily in cost of goods sold.

(2)
We expect to incur substantially all of the costs prior to the end of 2018, and to have realized substantially all of the estimated annual pre-tax savings and synergies by the year ended December 31, 2019.

(3)
Approximately 65% of the savings is expected to result in reductions to cost of goods sold. During 2016, in connection with our execution of the 2014 footprint realignment plan, we implemented changes to medication delivery devices included in certain of our kits, which are expected to result in increased product costs (and therefore reduce the annual savings that were estimated at the inception of the program). However, we also expect to achieve improved pricing on these kits to offset the cost, which is expected to result in estimated annual increased revenues of $5 million to $6 million. We expect to begin realizing the benefits of this incremental pricing in 2017. Savings generated from restructuring programs are difficult to estimate, given the nature and timing of the restructuring activities and the possibility that unanticipated expenditures may be required as the program progresses. Moreover, predictions of revenues related to increased pricing are particularly uncertain and can be affected by a number of factors, including customer resistance to price increases and competition.

The following provides additional details with respect to our programs initiated in 2017:
2017 Vascular Solutions Integration Program
During the first quarter 2017, we committed to a restructuring program related to the integration of Vascular Solutions' operations with our operations. We initiated the program in the first quarter 2017 and expect the program to be substantially completed by the end of the second quarter 2018. We estimate that we will record aggregate pre-tax restructuring charges of $6.0 million to $7.5 million related to this program, of which $4.5 million to $5.3 million will constitute termination benefits, and $1.5 million to $2.2 million will relate to other exit costs, including employee relocation and outplacement costs. Additionally, we expect to incur $2.5 million to $3.0 million of restructuring related charges consisting primarily of retention bonuses offered to certain employees expected to remain with the Company after completion of the program. All of these charges will result in future cash outlays. We began realizing program-related synergies in the first quarter 2017 and expect to achieve annualized pre-tax synergies of $20 million to $25 million once the program is fully implemented.
2017 EMEA Restructuring Program
During the first quarter 2017, we committed to a restructuring program to centralize certain administrative functions in Europe. The program will commence in the second quarter 2017 and is expected to be substantially completed by the end of 2018. We estimate that we will record aggregate pre-tax restructuring charges of $7.1 million to $8.5 million related to this program, almost all of which constitute termination benefits, and all of which will result in future cash outlays. We expect to achieve annualized pre-tax savings of $2.7 million to $3.3 million once the program is fully implemented and expect to begin realizing plan related savings in the first quarter 2018.

Interest expense

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in millions)
Interest expense	$17.7	$13.8
Average interest rate on debt	3.5%	3.5%
The increase in interest expense for the three months ended April 2, 2017 compared to the first quarter 2016 was primarily due to an increase in average debt outstanding, mainly borrowings under the Credit Agreement that were utilized to fund the Vascular Solutions acquisition, in addition to interest expense of $2.1 million incurred in connection with a bridge facility (the "Bridge Facility") and backstop commitment (the "Backstop Commitment") related to our entry into the agreement and plan of merger under which we ultimately acquired Vascular Solutions. The Bridge Facility and Backstop Commitment were put in place on December 1, 2016 to, among other things, enable us to finance the acquisition of Vascular Solutions. The Bridge Facility and Backstop Commitment were not utilized, as the required financing was provided under the Credit Agreement, which amended and restated the agreement relating to our then-existing credit facility.
Loss on extinguishment of debt

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Dollars in millions)
Loss on extinguishment of debt	$5.6	$—
For the three months ended April 2, 2017, we recognized a loss on the extinguishment of debt of $5.6 million, of which $5.2 million related to our repurchase of Convertible Notes through exchange transactions we entered into with certain holders of the Convertible Notes and $0.4 million related to the amendment and restatement of our previous credit agreement, which was considered a partial extinguishment of debt.
Taxes on income from continuing operations

	Three Months Ended
	April 2, 2017	March 27, 2016
Effective income tax rate	(7.1)%	4.9%

The effective income tax rate for the three months ended April 2, 2017 and March 27, 2016 was (7.1)% and 4.9%, respectively. The effective income tax rate for the three months ended April 2, 2017, as compared to the first quarter 2016, reflects an excess tax benefit associated with share based payments, recognized under the new FASB guidance adopted by the Company as of January 1, 2017. In addition, the Company recognized discrete tax benefits associated the acquisition of Vascular Solutions. The effective tax rate for the three months ended March 27, 2016 reflects a tax benefit on the settlement of a foreign tax audit.

Segment Financial Information

	Three Months Ended
	April 2, 2017	March 27, 2016	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)
Vascular North America	$93.8	$81.5	15.0
Anesthesia North America	48.2	46.0	4.9
Surgical North America	46.0	38.9	18.0
EMEA	130.7	122.1	7.1
Asia	49.0	49.2	(0.4)
OEM	43.3	34.0	27.6
All other	76.9	53.2	44.5
Segment net revenues	$487.9	$424.9	14.8

	Three Months Ended
	April 2, 2017	March 27, 2016	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)
Vascular North America	$24.8	$19.7	26.3
Anesthesia North America	13.5	12.2	11.1
Surgical North America	16.4	13.3	23.6
EMEA	22.3	21.0	5.7
Asia	10.8	13.0	(17.0)
OEM	9.1	5.2	75.8
All other	(6.3)	5.7	(209.7)
Segment operating profit (1)	$90.6	$90.1	0.6

(1)
See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, extinguishment of debt and taxes.

Comparison of the three months ended April 2, 2017 and March 27, 2016
Vascular North America
Vascular North America net revenues for the three months ended April 2, 2017 increased $12.3 million, or 15.0% compared to the first quarter 2016. The increase is primarily attributable to a $9.0 million increase in sales volume, including the impact of an increase in the number of shipping days in the first quarter 2017.
Vascular North America operating profit for the three months ended April 2, 2017 increased $5.1 million, or 26.3%, compared to the first quarter 2016. The increase is primarily attributable to an increase in gross profit resulting from an increase in sales volume, partially offset by higher operating expenses.
Anesthesia North America
Anesthesia North America net revenues for the three months ended April 2, 2017 increased $2.2 million, or 4.9%, compared to the first quarter 2016. The increase is primarily attributable to a $4.0 million increase in sales volumes resulting from the impact of an increase in the number of shipping days in the first quarter 2017 as well as new product sales and price increases. The increase in net revenues was partially offset by a $3.3 million decrease in sales volumes of existing products excluding the impact of an increase in the number of shipping days in the first quarter 2017.
Anesthesia North America operating profit for the three months ended April 2, 2017 increased $1.3 million, or 11.1%, compared to the first quarter 2016. The increase is primarily attributable to an increase in gross profit, reflecting lower manufacturing costs and the impact of favorable fluctuations in foreign currency exchange rates partially offset by a decrease in sales of higher margin products, and an increase in research and development expenses.

Surgical North America
Surgical North America net revenues for the three months ended April 2, 2017 increased $7.1 million, or 18.0%, compared to the first quarter 2016. The increase is primarily attributable to a $3.9 million increase in sales volume, including the impact of an increase in the number of shipping days in the first quarter 2017, and an increase in new product sales of $2.4 million.
Surgical North America operating profit for the three months ended April 2, 2017 increased $3.1 million, or 23.6%, compared to the first quarter 2016. The increase is primarily attributable to an increase in gross profit due to an increase in sales volume and new product sales, partially offset by higher selling, general and administrative expenses.
EMEA
EMEA net revenues for the three months ended April 2, 2017 increased $8.6 million, or 7.1%, compared to the first quarter 2016. The increase is primarily attributable to an $11.2 million increase in sales volume, including the impact of an increase in the number of shipping days in the first quarter 2017, partially offset by unfavorable fluctuations in foreign currency exchange rates of $4.2 million.
EMEA operating profit for the three months ended April 2, 2017 increased $1.3 million, or 5.7%, compared to the first quarter 2016. The increase is primarily attributable to an increase in gross profit, largely resulting from the increase in sales volume partially offset by the impact of unfavorable fluctuations in foreign currency exchange rates. The increase in operating profit was partially offset by higher selling, general and administrative expenses.
Asia
Asia net revenues for the three months ended April 2, 2017 decreased $0.2 million, or 0.4%, compared to the first quarter 2016. The decrease was primarily attributable to a $1.6 million decrease in sales volumes including the impact of a distributor to direct sales conversion in China, partially offset by an increase in new product sales and price increases. As previously disclosed, we expect to continue to experience a decline in sales and operating profit in our Asia segment during 2017 as our former distributor liquidates its inventory of our products and we implement our new structure to support these sales. However, the distributor recently commenced an arbitration proceeding against us, seeking, among other things, to compel our repurchase of Teleflex products that the distributor alleges are currently held in its inventory. See Note 13 to the condensed consolidated financial statements included in this report for additional information.
Asia operating profit for the three months ended April 2, 2017 decreased $2.2 million or 17.0%, compared to the first quarter 2016. The decrease is primarily attributable to an increase in selling expenses, as well as a decrease in gross profit resulting from the impact of unfavorable fluctuations in foreign currency exchange rates, lower sales volumes and a decrease in sales of higher margin products.
OEM
OEM net revenues for the three months ended April 2, 2017 increased $9.3 million, or 27.6%, compared to the first quarter 2016. The increase is primarily attributable to a $7.3 million increase in sales volume of existing products and net revenues generated by acquired businesses of $2.6 million.
OEM operating profit for the three months ended April 2, 2017 increased $3.9 million, or 75.8%, compared to the first quarter 2016. The increase is primarily attributable to an increase in gross profit due to the increase in sales volume, which also had a favorable impact on manufacturing costs, and profit generated by the acquired businesses. The increases in operating profit were partially offset by an increase in general and administrative expenses as well as research and development expenses.
All Other
Net revenues for our other operating segments increased $23.7 million, or 44.5%, for the three months ended April 2, 2017 compared to the first quarter 2016. The increase is primarily attributable to net revenues of $21.6 million generated by sales of Vascular Solutions' products.
Operating profit for our other operating segments decreased $12.0 million or 209.7% for the three months ended April 2, 2017, compared to the first quarter 2016. The decrease is primarily attributable to higher operating expenses resulting from the Vascular Solutions acquisition, including transaction fees and related expenses, which were partially offset by an increase in gross profit.

Liquidity and Capital Resources
We believe our cash flow from operations, available cash and cash equivalents, and borrowings under our revolving credit facility and our accounts receivable securitization facilities will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to cash payment of additional United States income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any resulting additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes required to be paid, which could be significant, and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expense because taxes have been provided for on unremitted foreign earnings that we do not consider permanently reinvested.
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly with respect to customers in Greece, Italy, Portugal and Spain, and consider other mitigation strategies. As of April 2, 2017 and December 31, 2016, our net trade accounts receivable from publicly funded hospitals in Italy, Spain, Portugal and Greece were $22.9 million and $29.2 million, respectively. As of April 2, 2017 and December 31, 2016, our net trade accounts receivable from customers in these countries were approximately 16.4% and 19.3%, respectively of our consolidated net trade accounts receivable. For the three months ended April 2, 2017 and March 27, 2016, net revenues from customers in these countries were 6.5% and 7.3% of total net revenues, respectively, and average days that current and long-term trade accounts receivables were outstanding were 155 days and 215 days, respectively. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2017 and future years. In January 2017, we sold $16.1 million of receivables payable from publicly funded hospitals in Italy for $16.0 million.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $90.9 million for the three months ended April 2, 2017 as compared to $66.8 million for the three months ended March 27, 2016. The $24.1 million increase is attributable to a net favorable impact from changes in working capital and favorable operating results despite transaction costs and related expenses incurred in connection with the Vascular Solutions acquisition of $8.9 million, partially offset by an increase in the cash outflow for income taxes receivable payable, net resulting from fewer refunds in the first quarter 2017 as compared to the first quarter 2016. The increase in net cash inflow from working capital is primarily the result of an increase in cash inflows for accounts receivable. The cash inflow for accounts receivable was $18.7 million for the three months ended April 2, 2017 as compared to an outflow of $10.6 million for the three months ended March 27, 2016. The increase is attributable to improved collections as well as the sale of receivables outstanding with publicly funded hospitals in Italy for $16.0 million.

Net cash used in investing activities from continuing operations was $982.1 million for the three months ended April 2, 2017, primarily resulting from the payment for the Vascular Solutions acquisition of $975.5 million, capital expenditures of $12.9 million, which were partially offset by proceeds of $6.3 million from the sale of two properties, one of which had been classified as a held for sale building asset.

Net cash used in financing activities from continuing operations was $1,021.3 million for the three months ended April 2, 2017, primarily resulting from a net increase in borrowings of $1,056.2 million. There was an increase in borrowings under the Credit Agreement, which was utilized to finance the Vascular Solutions acquisition, partially offset by a reduction in borrowings under the Convertible Notes resulting from the Exchange Transactions. Net cash used in financing activities from continuing operation was also impacted by dividend payments of $15.3 million and debt issuance and amendment fees of $19.1 million, which included fees paid in connection with the signing of the Credit Agreement and a Bridge Facility and Backstop Commitment, which was also put in place to assist with the financing of the Vascular Solutions acquisition, but never utilized as the required financing was provided under the Credit Agreement .

Borrowings
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") are convertible under certain circumstances, as described in Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. Since the fourth quarter 2013, our closing stock price has exceeded the threshold for conversion. Moreover, commencing on May 1, 2017 and through July 28, 2017, the Convertible Notes are convertible regardless of the closing price of our stock. Accordingly, the Convertible Notes were classified as a current liability as of April 2, 2017 and December 31, 2016. We have elected a net settlement method to satisfy our conversion obligations, under which we settle the principal amount of the Convertible Notes in cash and settle the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash will be paid in lieu of fractional shares. The Convertible Notes will mature in August 2017.
In January 2017, we acquired $91.7 million aggregate outstanding principal amount of the Convertible Notes in exchange for an aggregate of $93.2 million in cash (including approximately $1.5 million in accrued and previously unpaid interest) and approximately 0.93 million shares of our common stock (the “Exchange Transactions”). We funded the cash portion of the consideration paid through borrowings under our revolving credit facility. While we believe we have sufficient liquidity to repay the remaining 44.3 million outstanding principal amount of the Convertible Notes through a combination of our existing cash on hand and borrowings under our credit facility, our use of these funds could adversely affect our results of operations and liquidity.
On January 20, 2017, we entered into the Credit Agreement, which provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $750.0 million. The availability of loans under our revolving credit facility is dependent upon our ability to maintain continued compliance with the financial and other covenants contained in the Credit Agreement. Moreover, additional borrowings would be prohibited if an event resulting in a Material Adverse Effect (as defined in the Credit Agreement) were to occur. Notwithstanding these restrictions, we believe our revolving credit facility provides us with significant flexibility to meet our foreseeable working capital needs.
The Credit Agreement and the indentures under which we issued our 5.25% Senior Notes due 2024 (the “2024 Notes”) and 2026 Notes contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock; create liens; pay dividends, make investments or make other restricted payments; sell assets; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; or enter into transactions with our affiliates. The Credit Agreement also requires us to maintain a consolidated total leverage ratio (generally, the ratio of Consolidated Total Funded Indebtedness to Consolidated EBITDA, each as defined in the Credit Agreement) of not more than 4.50 to 1.00 and a maximum senior secured leverage ratio (generally, consolidated senior secured funded indebtedness on the date of determination to adjusted consolidated EBITDA for the four most recent quarters preceding the date of determination) of 3.50 to 1.00. The Company is further required to maintain a consolidated interest coverage ratio (generally, consolidated adjusted EBITDA for the four most recent fiscal quarters preceding the date of determination to consolidated interest expense paid in cash for such period) of not less than 3.50 to 1.00.
As of April 2, 2017, we were in compliance with these covenants. The obligations under the Credit Agreement, the 2024 Notes and the 2026 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of assets owned by us and each guarantor.
See Note 7 to the condensed consolidated financial statements included in this report for additional information regarding the Exchange Transactions and the Credit Agreement.

Contractual obligations
 The following table sets forth our contractual obligations related to our total borrowings and interest as of April 2, 2017 (in thousands), which, as a result of the signing of the Credit Agreement during the first quarter 2017, has significantly change since December 31, 2016:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Dollars in thousands)
Total borrowings	$2,012,325	$131,825	$75,000	$1,245,500	$650,000
Interest obligations(1)	429,904	67,588	130,849	121,233	110,234

(1)	Interest payments on floating rate debt are based on the interest rate in effect on April 2, 2017.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting standards, including estimated effects, if any, on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management’s assessment of disclosure controls and procedures excluded consideration of Vascular Solutions’ internal control over financial reporting.  Vascular Solutions was acquired during the first quarter of 2017, and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  Vascular Solutions’ total assets were approximately $1.2 billion as of April 2, 2017; its revenues during the three months ended April 2, 2017 were approximately $21.6 million.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Vascular Solutions, we are in the process of evaluating Vascular Solutions’ internal controls to determine the extent to which modifications to Vascular Solutions internal controls would be appropriate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of April 2, 2017 and December 31, 2016, we have accrued liabilities of approximately $2.4 million and $2.5 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $2.4 million accrued at April 2, 2017, $1.7 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 13 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended April 2, 2017. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit No.		Description
10.1	—	Consulting Agreement, dated March 31, 2017, between the Company and Benson F. Smith.
10.2	—	Senior Executive Officer Severance Agreement, dated March 31, 2017, between the Company and Liam Kelly.
10.3	—	Executive Change In Control Agreement, dated March 31, 2017, between the Company and Liam Kelly.
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended April 2, 2017 and March 27, 2016; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2017 and March 27, 2016; (iii) the Condensed Consolidated Balance Sheets as of April 2, 2017 and December 31, 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2017 and March 27, 2016; (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended April 2, 2017 and March 27, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

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
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 4, 2017