Form 10-Q
period 2017-07-02
TELEFLEX INC
filed 2017-08-03
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 45,037,418 shares of common stock, par value $1.00 per share, outstanding as of July 31, 2017.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars and shares in thousands, except per share)
Net revenues	$528,613	$473,553	$1,016,494	$898,446
Cost of goods sold	238,329	217,154	470,650	416,900
Gross profit	290,284	256,399	545,844	481,546
Selling, general and administrative expenses	158,934	142,983	322,903	279,331
Research and development expenses	20,278	15,472	38,105	27,825
Restructuring charges	870	(119)	13,815	9,849
Gain on sale of assets	—	(378)	—	(1,397)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	110,202	98,441	171,021	165,938
Interest expense	19,894	11,907	37,620	25,691
Interest income	(161)	(129)	(330)	(209)
Loss on extinguishment of debt	11	19,261	5,593	19,261
Income from continuing operations before taxes	90,458	67,402	128,138	121,195
Taxes on income from continuing operations	12,095	8,007	9,426	10,620
Income from continuing operations	78,363	59,395	118,712	110,575
Operating income (loss) from discontinued operations	(566)	6	(848)	(376)
Benefit on income (loss) from discontinued operations	(206)	(187)	(309)	(257)
Income (loss) from discontinued operations	(360)	193	(539)	(119)
Net income	78,003	59,588	118,173	110,456
Less: Income from continuing operations attributable to noncontrolling interest	—	285	—	464
Net income attributable to common shareholders	$78,003	$59,303	$118,173	$109,992
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.74	$1.36	$2.64	$2.58
Income (loss) from discontinued operations	(0.01)	—	(0.01)	—
Net income	$1.73	$1.36	$2.63	$2.58
Diluted:
Income from continuing operations	$1.67	$1.25	$2.54	$2.29
Loss from discontinued operations	—	0.01	(0.01)	—
Net income	$1.67	$1.26	$2.53	$2.29
Dividends per share	$0.34	$0.34	$0.68	$0.68
Weighted average common shares outstanding
Basic	44,996	43,549	44,945	42,598
Diluted	46,818	47,246	46,716	48,014
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$78,363	$59,110	$118,712	$110,111
Income (loss) from discontinued operations, net of tax	(360)	193	(539)	(119)
Net income	$78,003	$59,303	$118,173	$109,992
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in thousands)
Net income	$78,003	$59,588	$118,173	$110,456
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(11,392), $1,526, $(18,481), and $(2,651) for the three and six month periods, respectively	65,685	(9,237)	112,667	11,218
Pension and other postretirement benefit plans adjustment, net of tax of $(465), $(641), $(997) $(1,270) for the three and six month periods, respectively	704	1,246	1,594	2,484
Derivatives qualifying as hedges, net of tax of $(615), $984, $(1,170), and $605 for the three and six month periods, respectively	3,433	(496)	5,161	984
Other comprehensive income (loss), net of tax:	69,822	(8,487)	119,422	14,686
Comprehensive income	147,825	51,101	237,595	125,142
Less: comprehensive income attributable to noncontrolling interest	—	239	—	397
Comprehensive income attributable to common shareholders	$147,825	$50,862	$237,595	$124,745
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2, 2017	December 31, 2016
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$676,214	$543,789
Accounts receivable, net	303,702	271,993
Inventories, net	368,526	316,171
Prepaid expenses and other current assets	47,298	40,382
Prepaid taxes	11,878	8,179
Assets held for sale	—	2,879
Total current assets	1,407,618	1,183,393
Property, plant and equipment, net	369,301	302,899
Goodwill	1,854,076	1,276,720
Intangible assets, net	1,612,904	1,091,663
Deferred tax assets	1,963	1,712
Other assets	44,162	34,826
Total assets	$5,290,024	$3,891,213
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$112,039	$183,071
Accounts payable	81,973	69,400
Accrued expenses	85,050	65,149
Current portion of contingent consideration	584	587
Payroll and benefit-related liabilities	78,951	82,679
Accrued interest	5,294	10,450
Income taxes payable	3,438	7,908
Other current liabilities	8,722	8,402
Total current liabilities	376,051	427,646
Long-term borrowings	1,887,716	850,252
Deferred tax liabilities	468,034	271,377
Pension and postretirement benefit liabilities	128,335	133,062
Noncurrent liability for uncertain tax positions	18,378	17,520
Other liabilities	52,981	52,015
Total liabilities	2,931,495	1,751,872
Commitments and contingencies
Convertible notes - redeemable equity component	—	1,824
Mezzanine equity	—	1,824
Total shareholders' equity	2,358,529	2,137,517
Total liabilities and shareholders' equity	$5,290,024	$3,891,213
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2017	June 26, 2016
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$118,173	$110,456
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	539	119
Depreciation expense	28,084	26,609
Amortization expense of intangible assets	41,375	31,397
Amortization expense of deferred financing costs and debt discount	2,825	6,554
Loss on extinguishment of debt	5,593	19,261
Gain on sale of assets	—	(1,397)
Fair value step up of acquired inventory sold	10,442	—
Changes in contingent consideration	(237)	1,242
Stock-based compensation	9,534	7,949
Deferred income taxes, net	(8,779)	(1,292)
Other	(3,300)	(1,970)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	5,071	(10,237)
Inventories	(12,187)	(3,284)
Prepaid expenses and other current assets	4	238
Accounts payable and accrued expenses	6,541	(3,500)
Income taxes receivable and payable, net	(5,988)	(657)
Net cash provided by operating activities from continuing operations	197,690	181,488
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(36,833)	(19,535)
Proceeds from sale of assets	6,332	3,985
Payments for businesses and intangibles acquired, net of cash acquired	(993,459)	(3,117)
Net cash used in investing activities from continuing operations	(1,023,960)	(18,667)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,194,500	665,000
Reduction in borrowings	(228,273)	(656,479)
Debt extinguishment, issuance and amendment fees	(19,114)	(8,182)
Net proceeds from share based compensation plans and the related tax impacts	1,305	6,593
Payments for contingent consideration	(153)	(133)
Dividends paid	(30,590)	(28,998)
Net cash provided by (used in) financing activities from continuing operations	917,675	(22,199)
Cash flows from discontinued operations:
Net cash used in operating activities	(961)	(1,183)
Net cash used in discontinued operations	(961)	(1,183)
Effect of exchange rate changes on cash and cash equivalents	41,981	(1,315)
Net increase in cash and cash equivalents	132,425	138,124
Cash and cash equivalents at the beginning of the period	543,789	338,366
Cash and cash equivalents at the end of the period	$676,214	$476,490

Non cash financing activities of continuing operations:
Settlement and exchange of convertible notes with common or treasury stock	$983	$35,197
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$19,361	$85,895
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars

Balance at December 31, 2016	45,814	$45,814	$506,800	$2,194,593	$(438,717)	1,741	$(170,973)	$2,137,517
Net income				118,173				118,173
Cash dividends ($0.68 per share)				(30,590)				(30,590)
Other comprehensive income					119,422			119,422
Settlements of convertible notes	928	928	3,865			1	55	4,848
Settlements of note hedges associated with convertible notes and warrants			19,361			119	(19,358)	3
Shares issued under compensation plans	80	80	6,717			(46)	2,271	9,068
Deferred compensation						(2)	88	88
Balance as of July 2, 2017	46,822	$46,822	$536,743	$2,282,176	$(319,295)	1,813	$(187,917)	$2,358,529
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
In accordance with applicable accounting standards, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in the Company's annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements, but, as permitted by Rule 10-01 of Regulation S-X, does not include all disclosures required by GAAP for complete financial statements. Accordingly, the Company's quarterly condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.
Note 2 — New accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue. This new guidance, collectively with related guidance provided by the FASB, is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt this standard in the first quarter 2018 and expects to use the modified retrospective method of adoption by recognizing the cumulative effect of adopting this guidance as an adjustment to the Company's opening balance of retained earnings. Although the Company's evaluation of this guidance is ongoing, the Company's preliminary assessment indicates that the adoption of this guidance will not have a material impact on the Company’s results of operations, cash flows and financial position.
In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. Under the new guidance, lessees (including lessees under both leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.
In March 2016, the FASB issued new guidance designed to simplify several aspects of the accounting for share-based payment transactions, including, among other things, guidance related to accounting for income taxes,

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

modification of the criteria for classification of awards as either equity awards or liability awards where an employer withholds shares from an employee's share-based award for tax withholding purposes, and classification on the statement of cash flows of cash payments to a tax authority by an employer that withholds shares from an employee's award for tax withholding purposes. The Company adopted this guidance as of January 1, 2017. The Company has applied the new guidance requiring recognition of excess tax deficiencies and tax benefits in the income statement, rather than in additional paid-in-capital, as previously required. The adoption of the new standard increased net income and cash flows from operating activities by $1.1 million and $4.5 million ($0.02 and $0.09 diluted earnings per share) for the three and six months ended July 2, 2017, respectively. The Company will continue to estimate forfeitures of share-based awards at the time of grant, rather than recognize actual forfeitures as they occur, as permitted under the new guidance.
In August 2016, the FASB issued new guidance with regard to eight specific issues pertaining to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The new guidance should generally be adopted using a retrospective transition method for each period presented. Although the Company's evaluation of this guidance is ongoing, the Company's preliminary assessment indicates that the adoption of this guidance will not have a material impact on the Company's cash flows.
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
In January 2017, the FASB issued new guidance to clarify the definition of a “business,” with the objective of assisting entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or as an acquisition of a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The guidance generally defines a business as an integrated set of activities and assets (collectively referred to as a “set”) that is capable of being conducted and managed for the purpose of providing a return to investors or other owners, members, or participants. The guidance further provides that, to be considered a business, a set must meet specified requirements. However, the guidance also states that, if substantially all of the fair value of gross assets acquired (subject to specified exceptions) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business and no further analysis is required. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted under specified circumstances.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and generally is required to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance, but currently does not anticipate the guidance will have a material impact on its consolidated results of operations.
In May 2017, the FASB issued new guidance to provide clarity and reduce diversity of practice as to when an entity should account for the effects of a modification of the terms and conditions of a share-based payment award. The new guidance generally provides that modification accounting is to be applied unless the fair value (or, if applicable, calculated or intrinsic value), vesting conditions and classification as an equity instrument or liability instrument of the award are the same as was the case prior to the modification. The new guidance does not change the guidance regarding the implementation of modification accounting, if required. The new guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance, but currently does not anticipate the guidance will have a material impact on its consolidated results of operations.
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
Note 3 — Acquisitions
The Company made two acquisitions during 2017, both of which were accounted for as business combinations.
Pyng
On April 3, 2017, the Company completed the acquisition of Pyng Medical Corp ("Pyng"), a medical device company that develops and markets sternal intraosseous infusion products, which complement the Company's anesthesia product portfolio. The Company acquired all of the issued and outstanding common shares of Pyng utilizing available cash. The aggregate consideration was approximately $17.9 million, net of cash acquired. The assets acquired include goodwill and finite-lived intangible assets (primarily intellectual property and customer lists) of $13.0 million and $5.5 million, respectively. The goodwill resulting from the acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired business.
Vascular Solutions
On February 17, 2017, the Company completed the acquisition of Vascular Solutions, Inc. (“Vascular Solutions”) pursuant to a merger transaction. Vascular Solutions is a medical device company that develops and markets products for use in minimally invasive coronary and peripheral vascular procedures. In connection with the merger, subject to specified exclusions, each share of common stock of Vascular Solutions (each, a "Share" and collectively, the “Shares”) was converted into the right to receive $56.00 per Share in cash, without interest and subject to applicable withholding tax. In addition, each outstanding option or similar right to purchase Shares issued under the Vascular Solutions’ Stock Option and Stock Award Plan (the "Company Options") was cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the total number of Shares subject to such Company Option immediately prior to the acquisition and (ii) the excess, if any, of $56.00 over the exercise price of such Company Option. The aggregate consideration paid by the Company in connection with the merger was approximately $975.5 million, net of cash acquired.
For the six months ended July 2, 2017 the Company incurred $8.2 million in transaction expenses associated with the Vascular Solutions acquisition, which are included in selling, general and administrative expenses in the condensed consolidated statement of income. For the three months ended July 2, 2017, the Company recorded post acquisition revenue and operating profit of $45.0 million and $3.3 million, respectively, related to Vascular Solutions. For the six months ended July 2, 2017, the Company recorded post acquisition revenue and operating loss of 66.7 million and 11.6 million, respectively. Financial information of Vascular Solutions is presented within the "All Other" category in the Company's presentation of segment information.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Vascular Solutions acquisition was financed utilizing borrowings under the Amended and Restated Credit Agreement, dated January 20, 2017 (the "Credit Agreement"), which is described in Note 7.
The following table presents the purchase price allocation among the assets acquired and liabilities assumed with respect to the Vascular Solutions acquisition:

(Dollars in thousands)
Assets
Current assets	$63,867
Property, plant and equipment	46,616
Intangible assets	539,250
Goodwill	522,614
Other assets	728
Total assets acquired	1,173,075
Less:
Current liabilities	15,079
Deferred tax liabilities	182,472
Liabilities assumed	197,551
Net assets acquired	$975,524
The Company is continuing to evaluate the initial purchase price allocations, and further adjustments may be necessary as a result of the Company's assessment of additional information related to the fair values of the assets acquired and liabilities assumed, primarily deferred tax liabilities, certain intangible assets and goodwill. The goodwill resulting from the Vascular Solution acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired businesses.
The following table sets forth the components of identifiable intangible assets acquired and the ranges of the useful lives as of the date of the Vascular Solutions acquisition:

	Fair value	Useful life range
	(Dollars in thousands)	(Years)
Intellectual property	248,200	10- 20
In-process research and development ("IPR&D")	15,600	Indefinite
Trade names	16,650	20
Customer lists	258,800	25

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Pro forma combined financial information
The following unaudited pro forma combined financial information for the three and six months ended July 2, 2017 and June 26, 2016, respectively, gives effect to the Vascular Solutions acquisition as if it was completed at the beginning of the earliest period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars and shares in thousands, except per share)
Net revenue	$528,613	$514,574	$1,039,318	$978,697
Net income	$79,221	$59,352	$128,302	$77,252
Basic earnings per common share:
Net income	$1.76	$1.36	$2.85	$1.81
Diluted earnings per common share:
Net income	$1.69	$1.26	$2.75	$1.61
Weighted average common shares outstanding:
Basic	44,996	43,549	44,945	42,598
Diluted	46,818	47,246	46,716	48,014
The unaudited pro forma combined financial information presented above includes the accounting effects of the Vascular Solutions business combination, including amortization charges from acquired intangible assets, adjustments for depreciation of property plant and equipment, interest expense, the revaluation of inventory and the related tax effects. The unaudited pro forma financial information includes non-recurring charges specifically related to the Vascular Solutions acquisition and interest expense associated with a bridge loan facility that was put in place to, among other things, assist the Company in financing the acquisition of Vascular Solutions.
The unaudited pro forma combined financial information for the three and six months ended June 26, 2016 reflects the historical results of Vascular Solutions for its three and six month ended June 30, 2016, respectively, and the effects of the pro forma adjustments listed above.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4 — Restructuring charges
The following tables provide information regarding restructuring charges recognized by the Company for the three and six months ended July 2, 2017 and June 26, 2016:

Three Months Ended July 2, 2017
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2017 Vascular Solutions integration program	$370	$—	$—	$34	$404
2017 EMEA restructuring program	(584)	—	—	—	(584)
2016 Footprint realignment plan	286	10	(4)	99	391
2014 Footprint realignment plan	(121)	14	—	(7)	(114)
Other restructuring programs (1)	661	11	79	22	773
Total restructuring charges	$612	$35	$75	$148	$870

Three Months Ended June 26, 2016
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2016 Footprint realignment plan	$(279)	$—	$—	$286	$7
2015 Restructuring programs	(442)	55	115	25	(247)
2014 Footprint realignment plan	112	—	—	9	121
Total restructuring charges	$(609)	$55	$115	$320	$(119)

Six Months Ended July 2, 2017
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2017 Vascular Solutions integration program	$4,853	$—	$—	$34	$4,887
2017 EMEA restructuring program	6,536	—	—	—	6,536
2016 Footprint realignment plan	825	22	(75)	129	901
2014 Footprint realignment plan	182	14	—	1	197
Other restructuring programs (1)	965	58	209	62	1,294
Total restructuring charges	$13,361	$94	$134	$226	$13,815

Six Months Ended June 26, 2016
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2016 Footprint realignment plan	$10,068	$—	$—	$286	$10,354
2015 Restructuring programs	(399)	178	93	118	(10)
2014 Footprint realignment plan	(426)	—	—	11	(415)
Other restructuring programs (2)	—	—	(86)	6	(80)
Total restructuring charges	$9,243	$178	$7	421	$9,849

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(1)
Other restructuring programs include the 2017 Pyng Integration program, the 2016 Other Restructuring programs , the 2015 Restructuring programs, and the 2014 European Restructuring plan. The Company committed to the 2017 Pyng Integration program, which relates to the integration of Pyng into Teleflex, during the second quarter 2017. For a description of the 2015 Restructuring programs, see Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2016.

(2) Other restructuring programs includes the 2014 European Restructuring Plan, the Other 2014 restructuring programs, the 2013 Restructuring programs and the LMA restructuring program. For a description of these plans, see Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2016.
2017 Vascular Solutions Integration Program
During the first quarter 2017, the Company committed to a restructuring program related to the integration of Vascular Solutions into Teleflex. The Company initiated the program in the first quarter 2017 and expects the program to be substantially completed by the end of the second quarter 2018. The Company estimates that it will record aggregate pre-tax restructuring charges of $6.0 million to $7.5 million related to this program, of which $4.5 million to $5.3 million will constitute termination benefits, while $1.5 million to $2.2 million will relate to other exit costs, including employee relocation and outplacement costs. Additionally, the Company expects to incur $2.5 million to $3.0 million of restructuring related charges consisting primarily of retention bonuses offered to certain employees expected to remain with the Company after completion of the program. All of these charges will result in future cash outlays.
2017 EMEA Restructuring Program
During the first quarter 2017, the Company committed to a restructuring program to centralize certain administrative functions in Europe. The program commenced in the second quarter 2017 and is expected to be substantially completed by the end of 2018. The Company estimates that it will record aggregate pre-tax restructuring charges of $7.1 million to $8.5 million related to this program, almost all of which constitute termination benefits, and all of which will result in future cash outlays.
2016 Other Restructuring Programs
During 2016, the Company committed to programs designed to improve operating efficiencies and reduce costs. The programs involve the consolidation of certain global administrative functions and manufacturing operations. The programs commenced in the second half of 2016 and are expected to be substantially complete by the end of the first quarter 2018. The Company estimates that it will record aggregate pre-tax charges of $3.8 million to $4.7 million related to these programs, substantially all of which constitute termination benefits that will result in future cash outlays. Additionally, the Company expects to incur approximately $1.5 million of accelerated depreciation and other costs directly related to these programs and anticipates these costs will be recognized in cost of goods sold, of which approximately $1.0 million is expected to result in future outlays.
As of July 2, 2017, the Company has a restructuring reserve of $1.2 million related to these programs.
2016 Footprint Realignment Plan
In 2016, the Company initiated a restructuring plan (the “2016 footprint realignment plan") designed to reduce costs, improve operating efficiencies and enhance the Company’s long term competitive position.  The plan involves the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of the Company's facilities. These actions commenced in the first quarter of 2016 and are expected to be substantially completed by the end of 2018. The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2016 footprint realignment plan of between approximately $34 million to $44 million, of which an estimated $27 million to $31 million are expected to result in future cash outlays. Most of these charges, and the related cash outlays, are expected to be made prior to the end of 2018.
In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges of $2.0 million and $4.1 million for the three and six months ended July 2, 2017, respectively, and $1.8 million and $2.4 million for the three and six months ended June 26, 2016, respectively, related to the 2016 footprint realignment plan. The majority of charges in both periods constituted accelerated depreciation and other costs, principally as a result of the transfer of manufacturing operations to the new locations.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of July 2, 2017, the Company has incurred net aggregate restructuring charges related to the 2016 footprint realignment plan of $13.4 million. Additionally, as of July 2, 2017, the Company has incurred net aggregate accelerated depreciation and certain other costs, principally as a result of the transfer of manufacturing operations to new locations, of $10.5 million. These costs primarily were included in cost of goods sold. As of July 2, 2017, the Company has a restructuring reserve of $8.7 million related to this plan, the majority of which relates to termination benefits.
2014 Footprint Realignment Plan
In 2014, the Company initiated a restructuring plan (“the 2014 footprint realignment plan”) involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and are expected to be substantially completed by the end of the first half of 2020.The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2014 footprint realignment plan of approximately $43 million to $48 million, of which an estimated $33 million to $38 million are expected to result in future cash outlays. The Company expects to incur $24 million to $30 million in aggregate capital expenditures under the plan.

In addition to the restructuring charges set forth in the tables above, the Company recorded restructuring related charges of $0.5 million and $2.1 million for the three and six months ended July 2, 2017, respectively, and $2.3 million and $4.4 million for the three and six months ended June 26, 2016, respectively, related to the 2014 footprint realignment plan. The majority of charges in both periods constituted accelerated depreciation and other costs principally resulting from the transfer of manufacturing operations to new locations.

As of July 2, 2017, the Company has incurred net aggregate restructuring charges related to the 2014 footprint realignment plan of $11.3 million. Additionally, as of July 2, 2017, the Company has incurred net aggregate accelerated depreciation and certain other costs of $25.0 million, principally resulting from the transfer of manufacturing operations from the existing locations to the new locations in connection with the plan. These costs primarily were included in cost of goods sold. As of July 2, 2017, the Company has a restructuring reserve of $4.5 million in connection with the plan, all of which relates to termination benefits.

For additional information regarding the Company's restructuring programs, see Note 4 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2016.
Restructuring charges by reportable operating segment for the three and six months ended July 2, 2017 and June 26, 2016 are set forth in the following table:

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in thousands)		(Dollars in thousands)
Restructuring charges
Vascular North America	$361	$351	$1,109	$4,514
Anesthesia North America	564	364	811	2,239
Surgical North America	—	—	—	(20)
EMEA	(365)	(949)	7,135	2,923
Asia	—	(2)	—	—
OEM	—	(1)	—	4
All other	310	118	4,760	189
Total restructuring charges	$870	$(119)	$13,815	$9,849

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 — Inventories, net
Inventories as of July 2, 2017 and December 31, 2016 consisted of the following:

	July 2, 2017	December 31, 2016
	(Dollars in thousands)
Raw materials	$94,924	$65,319
Work-in-process	61,561	54,555
Finished goods	212,041	196,297
Inventories, net	$368,526	$316,171
Note 6 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the six months ended July 2, 2017:

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2016	$345,546	$141,253	$250,912	$290,041	$138,185	$4,883	$105,900	$1,276,720
Goodwill related to acquisitions	—	5,426	—	6,010	1,559	—	522,614	535,609
Currency translation and other adjustments	(1,590)	215	—	24,729	6,217	—	12,176	41,747
Balance as of July 2, 2017	$343,956	$146,894	$250,912	$320,780	$145,961	$4,883	$640,690	$1,854,076
The following table provides information as of July 2, 2017 and December 31, 2016 regarding the gross carrying amount of, and accumulated amortization relating to intangible assets:

	Gross Carrying Amount		Accumulated Amortization
	July 2, 2017	December 31, 2016	July 2, 2017	December 31, 2016
	(Dollars in thousands)
Customer relationships	$892,574	$622,428	$(259,002)	$(239,055)
In-process research and development	33,595	16,532	—	—
Intellectual property	774,980	519,962	(226,354)	(203,390)
Distribution rights	23,452	23,021	(16,208)	(15,239)
Trade names	405,283	379,724	(16,862)	(13,974)
Non-compete agreements	2,900	2,692	(1,454)	(1,038)
	$2,132,784	$1,564,359	$(519,880)	$(472,696)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7 — Borrowings
The Company's borrowings at July 2, 2017 and December 31, 2016 were as follows:

	July 2, 2017	December 31, 2016
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 3.22% at July 2, 2017, due 2022	$547,000	$210,000
Term loan facility, at a rate of 3.22% at July 2, 2017, due 2022	721,000	—
3.875% Convertible Senior Subordinated Notes due 2017	44,303	136,076
4.875% Senior Notes due 2026	400,000	400,000
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 1.97% at July 2, 2017	50,000	50,000
	2,012,303	1,046,076
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	(126)	(2,707)
Less: Unamortized debt issuance costs	(12,422)	(10,046)
	1,999,755	1,033,323
Current borrowings	(112,039)	(183,071)
Long-term borrowings	$1,887,716	$850,252
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
At the Company’s option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.25% to 2.50% or at an alternate base rate, which is defined as the highest of (i) the publicly announced prime rate of JPMorgan Chase Bank, N.A., the administrative agent under the Credit Agreement, (ii) 0.5% above the federal funds rate and (iii) 1% above adjusted LIBOR for a one month interest period on such day, plus an applicable margin ranging from 0.25% to 1.50%, in each case subject to adjustment based on the Company’s consolidated total leverage ratio (generally, Consolidated Total Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the date of determination). Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
The Company is required to maintain a maximum total consolidated leverage ratio of 4.50 to 1.00 and a maximum consolidated senior secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA for the four most recent quarters ending on or preceding the date of determination) of 3.50 to 1.00. The Company is further required to maintain a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.
The Company capitalized $12.0 million related to transaction fees, including underwriters’ discounts and commissions, incurred in connection with the Credit Agreement. In addition, because the Company's entry into the Credit Agreement was considered a partial extinguishment of the indebtedness under its previously outstanding credit agreement, the Company recognized a loss on extinguishment of debt of $0.4 million during the first quarter 2017.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

3.875% Convertible Senior Subordinated Notes
Exchange Transactions
On January 5, 2017, pursuant to separate, privately negotiated agreements between the Company and certain holders (the "Holders") of its 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes"), the Company paid cash and common stock (the "Exchange Consideration") to the Holders in exchange for $91.7 million aggregate principal amount of the Convertible Notes (the "Exchange Transactions"). The Exchange Consideration paid to each of the Holders per $1,000 principal amount of Convertible Notes was equal to: (i) $1,000 in cash, (ii) a number of shares of the Company's common stock equal to the amount of the conversion value of the Convertible Notes in excess of the $1,000 principal amount (the "Conversion Shares"), calculated on the basis of the average daily volume weighted average price per share of Company common stock over a specified period (the "Average Daily VWAP"), (iii) an inducement payment in additional shares of common stock (the "Inducement Shares") calculated based on the Average Daily VWAP; and (iv) cash in an amount equal to accrued and unpaid interest to, but not including, the closing date. As a result of the Exchange Transactions, the Company paid the Holders aggregate cash consideration of approximately $93.2 million (which includes approximately $1.5 million in accrued but previously unpaid interest) and issued and delivered to the Holders approximately 0.93 million shares of Company common stock (including both Conversion Shares and Inducement Shares). The Company funded the $93.2 million cash payment constituting part of the Exchange Consideration through borrowings under its revolving credit facility. As a result of the Exchange Transactions, the Company recognized a loss on extinguishment of debt of $5.2 million during the first quarter 2017.
In connection with its entry into the Exchange Transactions, the Company also entered into bond hedge unwind agreements (the "Hedge Unwind Agreements") and warrant unwind agreements (the "Warrant Unwind Agreements") with the dealer counterparties to the convertible note hedge transactions and warrant transactions that were effected at the time of the initial issuance of the Convertible Notes. Under the Hedge Unwind Agreements, the number of then-outstanding call options issued to the Company under the Convertible Note hedge transactions (the "Call Options") was reduced to reflect proportionately the reduction in the outstanding principal amount of the Convertible Notes following the Exchange Transactions. Under the Warrant Unwind Agreements, the number of warrants then held by the dealer counterparties also was reduced. On a net basis, after giving effect to the Hedge Unwind Agreements and Warrant Unwind Agreements, the Company received 0.12 million shares of Company common stock from the dealer counterparties.
Settlement and Conversions Upon Maturity
The Convertible Notes matured on August 1, 2017 (the "Maturity Date"). On the Maturity Date, the Company repaid the remaining $44.3 million in aggregate principal amount of the Convertible Notes outstanding, together with unpaid interest due and owing on the Convertible Notes (the “Cash Payment”). In connection with the maturity of the Convertible Notes, $44.2 million in aggregate principal amount of the Convertible Notes were tendered to the Company for conversion (the "Converted Notes"). On the Maturity Date, in addition to the Cash Payment, the Company delivered to the holders of the Converted Notes, in the aggregate, 0.5 million shares of Company common stock.
In connection with the conversions described above, the Company exercised the outstanding Call Options, and the counterparties to the Convertible Note hedge transactions delivered to the Company 0.5 million shares of Company common stock.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Fair Value of Long-Term Borrowings
The following table provides information regarding the fair value of the Company’s debt as of July 2, 2017 and December 31, 2016, categorized by the level of inputs within the fair value hierarchy used to measure fair value:

	July 2, 2017	December 31, 2016
	(Dollars in thousands)
Level 1	$149,676	$344,765
Level 2	1,983,816	929,362
Total	$2,133,492	$1,274,127
To determine the fair value of the debt categorized as Level 2 in the table above, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. See Note 10, “Fair value measurement,” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding the fair value hierarchy.
Note 8 — Financial instruments
Foreign Currency Forward Contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage exposure related to foreign currency transactions. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage near term foreign currency denominated monetary assets and liabilities. For the three and six months ended July 2, 2017, the Company recognized a loss related to non-designated foreign currency forward contracts of $2.3 million and $3.1 million, respectively. For the three and six months ended June 26, 2016, the Company recognized a loss related to non-designated foreign currency forward contracts of $1.3 million and $1.6 million, respectively.
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of July 2, 2017 and December 31, 2016:

	July 2, 2017	December 31, 2016
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$2,590	$667
Non-designated foreign currency forward contracts	290	490
Prepaid expenses and other current assets	$2,880	$1,157
Total asset derivatives	$2,880	$1,157
Liability derivatives:
Designated foreign currency forward contracts	$323	$2,139
Non-designated foreign currency forward contracts	166	118
Other current liabilities	$489	$2,257
Total liability derivatives	$489	$2,257
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of July 2, 2017 and December 31, 2016 was $73.6 million and $101.8 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of July 2, 2017 and December 31, 2016 was $92.2 million and $73.4 million, respectively. All open foreign currency forward contracts as of July 2, 2017 have durations of twelve months or less.
There was no ineffectiveness related to the Company’s cash flow hedges during the three and six months ended July 2, 2017 and June 26, 2016.
Concentration of Credit Risk

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the creditworthiness of those countries and the financial stability of their economies. Certain of the Company’s customers, particularly in Greece, Italy, Spain and Portugal, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers. As a result, the Company continues to closely monitor the allowance for doubtful accounts with respect to these customers. The following table provides information regarding the Company's allowance for doubtful accounts, the aggregate net current and long-term trade accounts receivable related to customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term trade accounts receivable represented by these customers' trade accounts receivable at July 2, 2017 and December 31, 2016:

	July 2, 2017	December 31, 2016
	(Dollars in thousands)
Allowance for doubtful accounts(1)	$9,813	$8,630
Current and long-term trade accounts receivable in Greece, Italy, Spain and Portugal (2)	$51,896	$51,098
Percentage of total net current and long-term trade accounts receivable - Greece, Italy, Spain and Portugal	17.5%	19.3%

(1)	The current portion of the allowance for doubtful accounts was $2.7 million and $2.0 million as of July 2, 2017 and December 31, 2016, respectively, and was recognized in accounts receivable, net.

(2)
The long-term portion of trade accounts receivable, net from customers in Greece, Italy, Spain and Portugal at July 2, 2017 and December 31, 2016 was $3.0 million and $2.7 million, respectively In January 2017, the Company sold $16.1 million of receivables outstanding with respect to publicly funded hospitals in Italy for $16.0 million.

For the six months ended July 2, 2017 and June 26, 2016, net revenues from customers in Greece, Italy, Spain and Portugal were $64.5 million and $63.7 million, respectively.
Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of July 2, 2017 and December 31, 2016:

	Total carrying value at July 2, 2017	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$8,252	$8,252	$—	$—
Derivative assets	2,880	—	2,880	—
Derivative liabilities	489	—	489	—
Contingent consideration liabilities (1)	6,712	—	—	6,712

	Total carrying value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$7,660	$7,660	$—	$—
Derivative assets	1,157	—	1,157	—
Derivative liabilities	2,257	—	2,257	—
Contingent consideration liabilities (1)	7,102	—	—	7,102

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(1)
As of July 2, 2017 and December 31, 2016, (a) $0.6 million of contingent consideration liabilities were recognized in the current portion of contingent consideration, and (b) $6.1 million and $6.5 million of contingent consideration liabilities, respectively, were recognized in other liabilities in the condensed consolidated balance sheet.

There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the six months ended July 2, 2017.
The following table provides information regarding changes, during the six months ended July 2, 2017, in Level 3 financial liabilities related to contingent consideration, which are described below in this Note 9 under "Valuation Techniques":

Contingent consideration
2017
(Dollars in thousands)
Balance - December 31, 2016	$7,102
Payment	(153)
Revaluations	(237)
Balance - July 2, 2017	$6,712

Valuation Techniques
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under Company benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.
The Company’s financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts. The Company uses foreign currency forward contracts to manage foreign currency transaction exposure as well as exposure to foreign currency denominated monetary assets and liabilities. The Company measures the fair value of the foreign currency forward contracts by calculating the amount required to enter into offsetting contracts with similar remaining maturities as of the measurement date, based on quoted market prices, and taking into account the creditworthiness of the counterparties.
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
Note 10 — Shareholders’ equity
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average number of common shares outstanding:

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Shares in thousands)
Basic	44,996	43,549	44,945	42,598
Dilutive effect of share-based awards	866	566	843	543
Dilutive effect of 3.875% Convertible Notes and warrants (1)	956	3,131	928	4,873
Diluted	46,818	47,246	46,716	48,014

(1)
The reduction in the dilutive effect of the Convertible Notes and warrants during the three and six months ended July 2, 2017 as compared to three and six months ended June 26, 2016 is due principally to the Company’s repurchase of Convertible Notes and conversions by holders of the Convertible Notes during and subsequent to the three month period ended June 26, 2016.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.7 million and 0.6 million for the three and six months ended July 2, 2017, respectively, and 5.0 million and 5.1 million for the three and six months ended June 26, 2016, respectively.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge, consisting of call options held by the Company, economically reduces the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately address the dilutive impact of the warrants issued under the warrant agreements in computing diluted weighted average number of common shares outstanding, without giving effect to the anti-dilutive impact of the call options. The reduction in the weighted average number of diluted shares that would result from giving effect to the anti-dilutive impact of the call options would have been 0.5 million for the three and six months ended July 2, 2017, and 1.7 million and 2.6 million for the three and six months ended June 26, 2016, respectively. The treasury stock method is applied to the warrants because the average market price of the Company's common stock during the reporting periods presented exceeds the warrant exercise price of $74.65 per share, and assumes the proceeds from the exercise of the warrants are used by the Company to repurchase shares based on such average market price. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 0.5 million and 0.4 million for the three and six months ended July 2, 2017, respectively, and 1.5 million and 2.2 million for the three and six months ended June 26, 2016, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended July 2, 2017 and June 26, 2016:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2016	$(2,424)	$(136,596)	$(299,697)	$(438,717)
Other comprehensive income (loss) before reclassifications	2,684	(669)	112,667	114,682
Amounts reclassified from accumulated other comprehensive income	2,477	2,263	—	4,740
Net current-period other comprehensive income	5,161	1,594	112,667	119,422
Balance as of July 2, 2017	$2,737	$(135,002)	$(187,030)	$(319,295)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2015	$(2,491)	$(138,887)	$(229,746)	$(371,124)
Other comprehensive (loss) before reclassifications	(1,684)	375	11,285	9,976
Amounts reclassified from accumulated other comprehensive loss	2,668	2,109	—	4,777
Net current-period other comprehensive income	984	2,484	11,285	14,753
Balance at June 26, 2016	$(1,507)	$(136,403)	$(218,461)	$(356,371)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and six months ended July 2, 2017 and June 26, 2016:

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in thousands)
Losses on foreign exchange contracts:
Cost of goods sold	$1,303	$1,501	$2,948	$3,372
Total before tax	1,303	1,501	2,948	3,372
Tax benefit	(204)	(363)	(471)	(704)
Net of tax	$1,099	$1,138	$2,477	$2,668
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,727	$1,620	$3,453	$3,242
Prior-service costs(1)	30	14	59	28
Total before tax	1,757	1,634	3,512	3,270
Tax benefit	(625)	(581)	(1,249)	(1,161)
Net of tax	$1,132	$1,053	$2,263	$2,109

Total reclassifications, net of tax	$2,231	$2,191	$4,740	$4,777
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans (see Note 12 for additional information).
Mezzanine Equity
As of December 31, 2016, the Company reclassified $1.8 million from additional paid-in capital to convertible notes in the mezzanine equity section of the Company's consolidated balance sheet. The reclassified amount represents the aggregate difference between the principal amount and the carrying value of the Convertible Notes purchased by the Company pursuant to the Exchange Transactions (see "3.875% Convertible Senior Subordinated Notes - Exchange Transactions" within Note 7) under agreements that were entered into prior to December 31,2016, but not consummated until January 5, 2017. No reclassification was required as of July 2, 2017.
Note 11 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
Effective income tax rate	13.4%	11.9%	7.4%	8.8%
The effective income tax rate for the three and six months ended July 2, 2017 was 13.4% and 7.4%, respectively, and 11.9% and 8.8% for the three and six months ended June 26, 2016, respectively. The effective income tax rate for the three and six months ended July 2, 2017, as compared to the prior year periods, reflects an excess tax benefit associated with share based payments, recognized under the new FASB guidance adopted as of January 1, 2017. In addition, the effective tax rate for the six months ended July 2, 2017 reflects a tax benefit associated with costs incurred in connection with the Vascular Solutions acquisition. The effective tax rate for the three months ended June 26, 2016 reflects a tax benefit associated with the loss on extinguishment of debt. The effective tax rate for the six months ended June 26, 2016 reflects a tax benefit on the settlement of a foreign tax audit as well as the above mentioned benefit associated with the loss on extinguishment of debt.
Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. As of July 2, 2017, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
Net pension and other postretirement benefits expense (income) consist of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Six Months Ended		Other Postretirement Benefits Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in thousands)
Service cost	$720	$655	$75	$111	$1,437	$1,307	$149	$222
Interest cost	3,789	3,929	379	407	7,574	7,849	757	813
Expected return on plan assets	(6,750)	(6,199)	—	—	(13,493)	(12,397)	—	—
Net amortization and deferral	1,691	1,577	66	57	3,381	3,156	131	114
Net benefits expense (income)	$(550)	$(38)	$520	$575	$(1,101)	$(85)	$1,037	$1,149
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At July 2, 2017, the Company has recorded $1.1 million and $5.5 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of July 2, 2017. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of July 2, 2017, the Company has recorded accrued liabilities of $2.5 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amount accrued as of July 2, 2017, $1.7 million pertains to discontinued operations.
During the first quarter 2017, Teleflex Medical Trading (Shanghai) Company, Ltd. (“Teleflex Shanghai”), one of the Company’s subsidiaries, eliminated a key distributor within its sales channel in China and undertook a distributor to direct sales conversion within that channel. On March 24, 2017, the distributor submitted an application with the Shanghai International Economy and Trade Arbitration Commission (“SHIAC”) for arbitration alleging, among other things, that Teleflex Shanghai wrongfully terminated its relationship with the distributor. Pursuant to a supplementary submission filed by the distributor with SHIAC in July 2017, the distributor is seeking to recover RMB 51.2 million ($7.5 million) in damages, and is also seeking to compel Teleflex Shanghai to repurchase Teleflex products that the distributor claims it purchased from Teleflex Shanghai at a total price of RMB 97.5 million ($14.4 million). Teleflex Shanghai intends to vigorously contest the distributor’s arbitration claim, and has filed a counterclaim seeking payment from the distributor of RMB 61.2 million ($9.0 million) in respect of outstanding trade receivables owed by the distributor to Teleflex Shanghai. At this time, the Company is unable to make an estimate of the amount of loss, if any, or range of possible loss that the Company could incur as a result of this matter.
In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company filed an appeal with the Louisiana Court of Appeal, and the plaintiff filed a cross-appeal, seeking to overturn the trial court’s denial of pre-judgment interest on the punitive damages award. On June 29, 2016, the Louisiana Court of Appeal affirmed the trial court verdict in all respects. The Company and the plaintiff filed applications for a writ of certiorari (a request for review) to the Louisiana Supreme Court. On January 13, 2017, the Louisiana Supreme Court granted the Company's writ application. Following the submission of written briefs, oral arguments were held on May 1, 2017 and the parties currently are awaiting the court’s decision. As of July 2, 2017, the Company has accrued a liability representing its best estimate of probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations discussed in the preceding paragraph. The Company believes that any liability arising from this matter that is not covered by the Company's product liability insurance will not exceed $10.0 million.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of July 2, 2017, the most significant tax examinations in process are in Canada and Germany. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts its reserves to address developments with respect to these uncertain tax positions. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
Other: The Company has various purchase commitments for materials, supplies and other items occurring in the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.
Note 14 — Segment information
The following tables present the Company’s segment results for the three and six months ended July 2, 2017 and June 26, 2016:

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in thousands)		(Dollars in thousands)
Revenue
Vascular North America	$93,522	$88,111	$187,371	$169,699
Anesthesia North America	49,081	49,194	97,288	95,151
Surgical North America	44,716	43,136	90,660	82,077
EMEA	131,962	131,705	262,695	253,800
Asia	63,988	63,191	112,941	112,347
OEM	45,132	40,298	88,478	74,275
All other	100,212	57,918	177,061	111,097
Consolidated net revenues	$528,613	$473,553	$1,016,494	$898,446

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in thousands)		(Dollars in thousands)
Operating profit
Vascular North America	$25,258	$21,994	$50,074	$41,650
Anesthesia North America	20,516	15,050	34,043	27,227
Surgical North America	17,287	12,348	33,667	25,604
EMEA	23,250	23,944	45,490	44,987
Asia	18,604	21,751	29,402	34,759
OEM	10,337	9,215	19,458	14,404
All other	11,267	7,436	4,966	13,179
Total segment operating profit (1)	126,519	111,738	217,100	201,810
Unallocated expenses (2)	(16,317)	(13,297)	(46,079)	(35,872)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$110,202	$98,441	$171,021	$165,938

(1)
Segment operating profit includes segment net revenues from external customers reduced by the segment's standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Corporate expenses are allocated among the segments in proportion to the respective amounts of one of several items (such as net revenues, numbers of employees, and amount of time spent), depending on the category of expense involved.

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, restructuring charges and gain on sale of assets.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Condensed consolidating guarantor financial information
Teleflex Incorporated (the "Parent Company") is the issuer of its 5.25% Senior Notes due 2024 (the "2024 Notes") and 4.875% Senior Notes due 2026 (the "2026 Notes"). Payment of the Parent Company's obligations under the 2024 Notes and 2026 Notes is guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three and six months ended July 2, 2017 and June 26, 2016, condensed consolidating balance sheets as of July 2, 2017 and December 31, 2016 and condensed consolidating statements of cash flows for the six months ended July 2, 2017 and June 26, 2016, provide consolidated information for:

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended July 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$338,620	$296,977	$(106,984)	$528,613
Cost of goods sold	—	190,202	152,440	(104,313)	238,329
Gross profit	—	148,418	144,537	(2,671)	290,284
Selling, general and administrative expenses	7,468	95,171	56,334	(39)	158,934
Research and development expenses	264	13,594	6,420	—	20,278
Restructuring charges	—	1,335	(465)	—	870
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(7,732)	38,318	82,248	(2,632)	110,202
Interest, net	51,073	(32,421)	1,081	—	19,733
Loss on extinguishment of debt	11	—	—	—	11
(Loss) income from continuing operations before taxes	(58,816)	70,739	81,167	(2,632)	90,458
(Benefit) taxes on (loss) income from continuing operations	(23,115)	22,123	14,210	(1,123)	12,095
Equity in net income of consolidated subsidiaries	114,064	58,861	240	(173,165)	—
Income from continuing operations	78,363	107,477	67,197	(174,674)	78,363
Operating loss from discontinued operations	(566)	—	—	—	(566)
Benefit on loss from discontinued operations	(206)	—	—	—	(206)
Loss from discontinued operations	(360)	—	—	—	(360)
Net income	78,003	107,477	67,197	(174,674)	78,003
Other comprehensive income	69,822	68,127	69,374	(137,501)	69,822
Comprehensive income	$147,825	$175,604	$136,571	$(312,175)	$147,825

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 26, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$280,430	$290,784	$(97,661)	$473,553
Cost of goods sold	—	170,700	146,997	(100,543)	217,154
Gross profit	—	109,730	143,787	2,882	256,399
Selling, general and administrative expenses	10,285	86,385	46,297	16	142,983
Research and development expenses	140	8,644	6,688	—	15,472
Restructuring charges	—	557	(676)	—	(119)
Gain on sale of assets	—	(378)	—	—	(378)
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(10,425)	14,522	91,478	2,866	98,441
Interest, net	33,146	(22,437)	1,069	—	11,778
Loss on extinguishment of debt	19,261	—	—	—	19,261
(Loss) income from continuing operations before taxes	(62,832)	36,959	90,409	2,866	67,402
(Benefit) taxes on (loss) income from continuing operations	(23,077)	14,504	15,909	671	8,007
Equity in net income of consolidated subsidiaries	99,295	63,605	175	(163,075)	—
Income from continuing operations	59,540	86,060	74,675	(160,880)	59,395
Operating (loss) income from discontinued operations	(373)	—	379	—	6
Benefit on (loss) income from discontinued operations	(136)	—	(51)	—	(187)
(Loss) income from discontinued operations	(237)	—	430	—	193
Net income	59,303	86,060	75,105	(160,880)	59,588
Less: Income from continuing operations attributable to noncontrolling interest	—	—	285	—	285
Net income attributable to common shareholders	59,303	86,060	74,820	(160,880)	59,303
Other comprehensive loss attributable to common shareholders	(8,441)	(9,685)	(11,378)	21,063	(8,441)
Comprehensive income attributable to common shareholders	$50,862	$76,375	$63,442	$(139,817)	$50,862

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended July 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$654,263	$573,292	$(211,061)	$1,016,494
Cost of goods sold	—	382,203	296,336	(207,889)	470,650
Gross profit	—	272,060	276,956	(3,172)	545,844
Selling, general and administrative expenses	27,987	189,214	105,178	524	322,903
Research and development expenses	499	24,780	12,826	—	38,105
Restructuring charges	—	6,709	7,106	—	13,815
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(28,486)	51,357	151,846	(3,696)	171,021
Interest, net	98,747	(63,384)	1,927	—	37,290
Loss on extinguishment of debt	5,593	—	—	—	5,593
(Loss) income from continuing operations before taxes	(132,826)	114,741	149,919	(3,696)	128,138
(Benefit) taxes on (loss) income from continuing operations	(53,022)	36,608	26,439	(599)	9,426
Equity in net income of consolidated subsidiaries	198,516	114,663	456	(313,635)	—
Income from continuing operations	118,712	192,796	123,936	(316,732)	118,712
Operating loss from discontinued operations	(848)	—	—	—	(848)
Benefit on loss from discontinued operations	(309)	—	—	—	(309)
Loss from discontinued operations	(539)	—	—	—	(539)
Net income	118,173	192,796	123,936	(316,732)	118,173
Other comprehensive income	119,422	117,531	123,275	(240,806)	119,422
Comprehensive income	$237,595	$310,327	$247,211	$(557,538)	$237,595

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 26, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$539,341	$552,132	$(193,027)	$898,446
Cost of goods sold	—	326,241	279,960	(189,301)	416,900
Gross profit	—	213,100	272,172	(3,726)	481,546
Selling, general and administrative expenses	19,614	167,862	91,356	499	279,331
Research and development expenses	140	15,079	12,606	—	27,825
Restructuring charges	—	5,315	4,534	—	9,849
Gain on sale of assets	—	(378)	(1,019)	—	(1,397)
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(19,754)	25,222	164,695	(4,225)	165,938
Interest, net	66,190	(42,755)	2,047	—	25,482
Loss on extinguishment of debt	19,261	—	—	—	19,261
(Loss) income from continuing operations before taxes	(105,205)	67,977	162,648	(4,225)	121,195
(Benefit) taxes on (loss) income from continuing operations	(38,925)	26,181	23,773	(409)	10,620
Equity in net income of consolidated subsidiaries	176,752	121,505	343	(298,600)	—
Income from continuing operations	110,472	163,301	139,218	(302,416)	110,575
Operating (loss) income from discontinued operations	(755)	—	379	—	(376)
(Benefit) taxes on (loss) income from discontinued operations	(275)	—	18	—	(257)
(Loss) income from discontinued operations	(480)	—	361	—	(119)
Net income	109,992	163,301	139,579	(302,416)	110,456
Less: Income from continuing operations attributable to noncontrolling interest	—	—	464	—	464
Net income attributable to common shareholders	109,992	163,301	139,115	(302,416)	109,992
Other comprehensive income attributable to common shareholders	14,753	8,888	11,034	(19,922)	14,753
Comprehensive income attributable to common shareholders	$124,745	$172,189	$150,149	$(322,338)	$124,745

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	July 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$56,699	$10,963	$608,552	$—	$676,214
Accounts receivable, net	2,236	34,592	262,539	4,335	303,702
Accounts receivable from consolidated subsidiaries	8,333	2,265,552	345,901	(2,619,786)	—
Inventories, net	—	228,022	168,954	(28,450)	368,526
Prepaid expenses and other current assets	14,163	9,280	20,518	3,337	47,298
Prepaid taxes	4,490	—	7,760	(372)	11,878
Total current assets	85,921	2,548,409	1,414,224	(2,640,936)	1,407,618
Property, plant and equipment, net	2,398	212,907	153,996	—	369,301
Goodwill	—	1,238,551	615,525	—	1,854,076
Intangibles assets, net	—	1,152,095	460,809	—	1,612,904
Deferred tax assets	72,037	—	5,435	(75,509)	1,963
Notes receivable and other amounts due from consolidated subsidiaries	1,310,464	2,163,757	—	(3,474,221)	—
Other assets	7,386,675	1,706,244	31,051	(9,079,808)	44,162
Total assets	$8,857,495	$9,021,963	$2,681,040	$(15,270,474)	$5,290,024
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$62,039	$—	$50,000	$—	$112,039
Accounts payable	3,136	38,529	40,308	—	81,973
Accounts payable to consolidated subsidiaries	2,306,666	261,263	51,857	(2,619,786)	—
Accrued expenses	19,284	26,593	39,173	—	85,050
Current portion of contingent consideration	—	584	—	—	584
Payroll and benefit-related liabilities	17,855	26,071	35,025	—	78,951
Accrued interest	5,264	—	30	—	5,294
Income taxes payable	—	—	4,408	(970)	3,438
Other current liabilities	500	4,250	3,972	—	8,722
Total current liabilities	2,414,744	357,290	224,773	(2,620,756)	376,051
Long-term borrowings	1,887,716	—	—	—	1,887,716
Deferred tax liabilities	—	508,629	34,914	(75,509)	468,034
Pension and postretirement benefit liabilities	80,154	31,026	17,155	—	128,335
Noncurrent liability for uncertain tax positions	1,729	13,781	2,868	—	18,378
Notes payable and other amounts due to consolidated subsidiaries	2,089,600	1,185,791	198,830	(3,474,221)	—
Other liabilities	25,023	13,961	13,997	—	52,981
Total liabilities	6,498,966	2,110,478	492,537	(6,170,486)	2,931,495
Total shareholders' equity	2,358,529	6,911,485	2,188,503	(9,099,988)	2,358,529
Total liabilities and shareholders' equity	$8,857,495	$9,021,963	$2,681,040	$(15,270,474)	$5,290,024

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended July 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(121,726)	$232,874	$148,460	$(61,918)	$197,690
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(173)	(19,760)	(16,900)	—	(36,833)
Proceeds from sale of assets	—	—	6,332	—	6,332
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	—	(17,935)	—	(993,459)
Net cash used in investing activities from continuing operations	(975,697)	(19,760)	(28,503)	—	(1,023,960)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,194,500	—	—	—	1,194,500
Reduction in borrowings	(228,273)	—	—	—	(228,273)
Debt extinguishment, issuance and amendment fees	(19,114)	—	—	—	(19,114)
Net proceeds from share based compensation plans and the related tax impacts	1,305	—	—	—	1,305
Payments for contingent consideration	—	(153)	—	—	(153)
Dividends paid	(30,590)	—	—	—	(30,590)
Intercompany transactions	222,684	(203,029)	(19,655)	—	—
Intercompany dividends paid	—	—	(61,918)	61,918	—
Net cash provided by (used in) financing activities from continuing operations	1,140,512	(203,182)	(81,573)	61,918	917,675
Cash flows from discontinued operations:
Net cash used in operating activities	(961)	—	—	—	(961)
Net cash used in discontinued operations	(961)	—	—	—	(961)
Effect of exchange rate changes on cash and cash equivalents	—	—	41,981	—	41,981
Net increase in cash and cash equivalents	42,128	9,932	80,365		132,425
Cash and cash equivalents at the beginning of the period	14,571	1,031	528,187	—	543,789
Cash and cash equivalents at the end of the period	$56,699	$10,963	$608,552	$—	$676,214

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 26, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(29,648)	$69,875	$141,261	$—	$181,488
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(146)	(9,947)	(9,442)	—	(19,535)
Proceeds from sale of assets	—	20,642	1,251	(17,908)	3,985
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(21,025)	17,908	(3,117)
Net cash (used in) provided by investing activities from continuing operations	(146)	10,695	(29,216)	—	(18,667)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	665,000	—	—	—	665,000
Reduction in borrowings	(656,479)	—	—	—	(656,479)
Debt extinguishment, issuance and amendment fees	(8,182)	—	—	—	(8,182)
Net proceeds from share based compensation plans and the related tax impacts	6,593	—	—	—	6,593
Payments for contingent consideration	—	(133)	—	—	(133)
Dividends paid	(28,998)	—	—	—	(28,998)
Intercompany transactions	81,640	(79,348)	(2,292)	—	—
Net cash provided by (used in) financing activities from continuing operations	59,574	(79,481)	(2,292)	—	(22,199)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,183)	—	—	—	(1,183)
Net cash used in discontinued operations	(1,183)	—	—	—	(1,183)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,315)	—	(1,315)
Net increase in cash and cash equivalents	28,597	1,089	108,438	—	138,124
Cash and cash equivalents at the beginning of the period	21,612	—	316,754	—	338,366
Cash and cash equivalents at the end of the period	$50,209	$1,089	$425,192	$—	$476,490

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of healthcare reform legislation and proposals to amend the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, sovereign debt issues and the impact of the United Kingdom’s vote to leave the European Union; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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

On February 17, 2017, we acquired Vascular Solutions, Inc. (“Vascular Solutions”) for $975.5 million, net of cash acquired. Vascular Solutions is a medical device company that develops and markets clinical products for use in minimally invasive coronary and peripheral vascular procedures. The acquisition is expected to meaningfully accelerate the growth of our vascular and interventional access product portfolios by facilitating our entry into the coronary and peripheral vascular market, and by generating increased cross-portfolio selling opportunities to both our and Vascular Solutions' customer bases. We financed the acquisition through a combination of borrowings under our revolving credit facility, which was increased in anticipation of the acquisition, and a new senior secured term loan facility, both of which were provided under our amended and restated credit agreement (the "Credit Agreement"), which is described in more detail below under "Borrowings" within "Liquidity and Capital Resources".
On April 3, 2017, we completed the acquisition of Pyng Medical Corp. ("Pyng") for $17.9 million, net of cash acquired, which we financed using available cash. Pyng is a medical device company that develops and markets sternal intraosseous infusion products, which complement our anesthesia product portfolio. The acquisition is expected to broaden our product offerings for the military and civilian trauma markets.

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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in millions)		(Dollars in millions)
Net Revenues	$528.6	$473.6	$1,016.5	$898.4
Net revenues for the three months ended July 2, 2017 increased $55 million, or 11.6%, compared to the prior year period. The increase is primarily attributable to net revenues of $49.8 million generated by the acquired businesses, mainly Vascular Solutions, and to a lesser extent, an increase in new product sales partially offset by unfavorable fluctuations in foreign currency exchange rates.
Net revenues for the six months ended July 2, 2017 increased $118.1 million, or 13.1%, compared to the prior year period. The increase is primarily attributable to net revenues of $74.0 million generated by acquired businesses, mainly Vascular Solutions, and a $33.7 million increase in sales volumes of existing products, reflecting the impact of 4 additional shipping days for the six months ended July 2, 2017.
Gross profit

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in millions)		(Dollars in millions)
Gross profit	$290.3	$256.4	$545.8	$481.5
Percentage of sales	54.9%	54.1%	53.7%	53.6%

Gross margin for the three months ended July 2, 2017 increased 80 basis points, or 1.5% compared to the prior year period. The increase in gross margin reflects lower manufacturing costs primarily resulting from the 2016 and 2014 footprint realignment plans, partially offset by an increase in logistics and distribution costs. The increase in gross margin also reflects the favorable impact of fluctuations in foreign currency exchange rates. These increases were partially offset by the unfavorable impact of the step-up in carrying value of inventory, recognized in connection with the Vascular Solutions acquisition, that was sold during the second quarter 2017 as well as unfavorable product mix.

Gross margin for the six months ended July 2, 2017 increased 10 basis points, or 0.2%, compared to the prior year period. The increase in gross margin reflects lower manufacturing costs primarily resulting from the 2016 and 2014 footprint realignment plans, partially offset by an increase in logistics and distribution costs. The increase in gross margin also reflects the impact of an increase in sales volumes and the favorable impact of fluctuations in foreign currency exchange rates. These increases were partially offset by the unfavorable $10.4 million impact of the step-up in carrying value of inventory recognized in connection with the Vascular Solutions acquisition, that was sold during the six months ended July 2, 2017 as well as unfavorable product mix.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in millions)		(Dollars in millions)
Selling, general and administrative	$158.9	$143.0	$322.9	$279.3
Percentage of sales	30.1%	30.2%	31.8%	31.1%
Selling, general and administrative expenses for the three months ended July 2, 2017 increased $15.9 million compared to the prior year period. The increase is primarily attributable to $15.9 million in expenses related to acquired businesses and distributor to direct conversions, and a $5.9 million increase in general and administrative expenses including legal expenses. These increases were partially offset by a gain of $6.4 million resulting from a favorable ruling in a lawsuit involving an insurance provider.
Selling, general and administrative expenses for the six months ended July 2, 2017 increased $43.6 million compared to the prior year period. The increase is primarily attributable to $35.0 million in expenses related to acquired businesses and distributor to direct conversions, including $7.6 million in transaction fees and other related expenses primarily resulting from the Vascular Solutions acquisition, an $8.2 million increase in general and administrative expenses, including legal expenses, and a $6.0 million increase in selling expenses. These increases were partially offset by a gain of $6.4 million resulting from a favorable ruling in a lawsuit involving an insurance provider.
Research and development

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in millions)		(Dollars in millions)
Research and development	$20.3	$15.5	$38.1	$27.8
Percentage of sales	3.8%	3.3%	3.7%	3.1%
The increase in research and development expense for the three and six months ended July 2, 2017 compared to the prior year periods is primarily attributable to expenses incurred by our Vascular Solutions operating segment. Additionally, research and development expenses for the six months ended July 2, 2107 were impacted by increased spending on new product development with respect to several of our segments.

Restructuring charges

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in millions)		(Dollars in millions)
Restructuring charges	$0.9	$(0.1)	$13.8	$9.8

For the three months ended July 2, 2017, we recorded $0.9 million in restructuring charges, which primarily related to employee termination benefits.
For the three months ended June 26, 2016, we recorded a net reversal of $0.1 million in restructuring charges, primarily resulting from changes in estimates associated with employee termination benefits.
For the six months ended July 2, 2017, we recorded $13.8 million in restructuring charges. The charges primarily related to termination benefits associated with the 2017 EMEA restructuring program and the 2017 Vascular Solutions integration program of $6.5 million and $4.9 million, respectively.
For the six months ended June 26, 2016, we recorded $9.8 million in restructuring charges, which primarily related to employee termination benefits recorded in connection with the 2016 Footprint realignment plan.
In addition to the restructuring programs initiated during the first and second quarter of 2017, we have other ongoing restructuring programs related to the consolidation of our manufacturing operations (referred to as our 2016 and 2014 footprint realignment plans) as well as restructuring programs designed to improve operating efficiencies and reduce costs. See Note 4 to the condensed consolidated financial statements included in this report. With respect to our restructuring plans and programs, the following table summarizes (1) the estimated total cost and estimated annual pre-tax savings and synergies once the programs are completed; (2) the costs incurred and estimated pre-tax savings realized through December 31, 2016; and (3) the costs expected to be incurred and estimated incremental pre-tax savings and synergies estimated to be realized for these programs from January 1, 2017 through the anticipated completion dates:

	Ongoing Restructuring Plans and Programs
	Estimated Total	Through December 31, 2016	Estimated Remaining from January 1, 2017 through December 31, 2021(2)
	(Dollars in millions)
Restructuring charges	$52 - $60	$33	$19 - $27
Restructuring related charges (1)	53 - 65	30	23 - 35
Total charges	$105 - $125	$63	$42 - $62

Pre-tax savings (3)	$60 - $71	$31	$29 - $40
Vascular Solutions and Pyng integration programs - synergies (4)	$21 - $27	—	$21 - $27

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

(3)
Approximately 65% of the savings is expected to result in reductions to cost of goods sold. During 2016, in connection with our execution of the 2014 footprint realignment plan, we implemented changes to medication delivery devices included in certain of our kits, which are expected to result in increased product costs (and therefore reduce the annual savings that were estimated at the inception of the program). However, we also expect to achieve improved pricing on these kits to offset the cost, which is expected to result in estimated annual increased revenues of $5 million to $6 million. We expect to begin realizing the benefits of this incremental pricing in 2017. Savings generated from restructuring programs are difficult to estimate, given the nature and timing of the restructuring activities and the possibility that unanticipated expenditures may be required as the programs progress. Moreover, predictions of revenues related to increased pricing are particularly uncertain and can be affected by a number of factors, including customer resistance to price increases and competition.

(4)
While pre-tax savings address anticipated cost savings to be realized with respect to our historical expense items, synergies reflect anticipated efficiencies to be realized with respect to increased costs that otherwise would have resulted from our acquisition of Vascular Solutions and Pyng. In this regard, the synergies are expected to result from the elimination of redundancies between our operations and Vascular Solutions’ and Pyng's operations, principally through the elimination of personnel redundancies.

The following provides additional details with respect to our programs initiated in 2017:
2017 Vascular Solutions Integration Program
During the first quarter 2017, we committed to a restructuring program related to the integration of Vascular Solutions' operations with our operations. We initiated the program in the first quarter 2017 and expect the program to be substantially completed by the end of the second quarter 2018. We estimate that we will record aggregate pre-tax restructuring charges of $6.0 million to $7.5 million related to this program, of which $4.5 million to $5.3 million will constitute termination benefits, and $1.5 million to $2.2 million will relate to other exit costs, including employee relocation and outplacement costs. Additionally, we expect to incur $2.5 million to $3.0 million of restructuring related charges, consisting primarily of retention bonuses offered to certain employees expected to remain with the Company after completion of the program. All of these charges will result in future cash outlays. We began realizing program-related synergies in the first quarter 2017 and expect to achieve annualized pre-tax synergies of $20 million to $25 million once the program is fully implemented.
2017 EMEA Restructuring Program
During the first quarter 2017, we committed to a restructuring program to centralize certain administrative functions in Europe. The program commenced in the second quarter 2017 and is expected to be substantially completed by the end of 2018. We estimate that we will record aggregate pre-tax restructuring charges of $7.1 million to $8.5 million related to this program, almost all of which constitute termination benefits, and all of which will result in future cash outlays. We expect to achieve annualized pre-tax savings of $2.7 million to $3.3 million once the program is fully implemented and expect to begin realizing plan related savings in the first quarter 2018.
Interest expense

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in millions)		(Dollars in millions)
Interest expense	$19.9	$11.9	$37.6	$25.7
Average interest rate on debt	3.5%	3.6%	3.5%	3.6%
The increase in interest expense for the three months ended July 2, 2017 compared to the prior year period was primarily due to an increase in average debt outstanding, mainly attributable to borrowings under the Credit Agreement that were utilized to fund the Vascular Solutions acquisition partially offset by a slight decline in the average interest rate on debt.
The increase in interest expense for the six months ended July 2, 2017 compared to the prior year period was primarily due to an increase in average debt outstanding, as well as interest expense of $2.1 million incurred in connection with a bridge facility and backstop commitment related to our entry into the agreement and plan of merger under which we ultimately acquired Vascular Solutions. The bridge facility and backstop commitment were put in place on December 1, 2016 to, among other things, enable us to finance the acquisition of Vascular Solutions. The bridge facility and backstop commitment were not utilized, as the required financing was provided under the Credit Agreement. The increases were partially offset by a slight decline in the average interest rate on debt.
Loss on extinguishment of debt

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Dollars in millions)		(Dollars in millions)
Loss on extinguishment of debt	$—	$19.3	$5.6	$19.3
For the six months ended July 2, 2017, we recognized a loss on the extinguishment of debt of $5.6 million, of which, $5.2 million related to our repurchase, on January 5, 2017, of the 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") through exchange transactions we entered into with certain holders of the

Convertible Notes and $0.4 million related to the amendment and restatement of our previous credit agreement, which was considered a partial extinguishment of debt.
For the three and six months ended June 26, 2016, we recognized a loss on the extinguishment of debt of $19.3 million, of which, $16.3 million related to our repurchase, on April 4, 2016, of Convertible Notes through exchange transactions we entered into with certain holders of the Convertible Notes and $3.0 million related to the settlement of conversions with respect to $44.3 million in aggregate principal amount of the Convertible Notes.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
Effective income tax rate	13.4%	11.9%	7.4%	8.8%

The effective income tax rate for the three and six months ended July 2, 2017 was 13.4% and 7.4%, respectively, and 11.9% and 8.8% for the three and six months ended June 26, 2016, respectively. The effective income tax rate for the three and six months ended July 2, 2017, as compared to the prior year periods, reflects an excess tax benefit associated with share based payments recognized under the new FASB guidance adopted as of January 1, 2017. In addition, the effective tax rate for the six months ended July 2, 2017 reflects a tax benefit associated with costs incurred in connection with the Vascular Solutions acquisition. The effective tax rate for the three months ended June 26, 2016 reflects a tax benefit associated with the loss on extinguishment of debt. The effective tax rate for the six months ended June 26, 2016 reflects a tax benefit on the settlement of a foreign tax audit as well as the above mentioned benefit associated with the loss on extinguishment of debt.

Segment Financial Information

	Three Months Ended			Six Months Ended
	July 2, 2017	June 26, 2016	% Increase/ (Decrease)	July 2, 2017	June 26, 2016	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)			(Dollars in millions)
Vascular North America	$93.5	$88.2	6.1	$187.3	$169.7	10.4
Anesthesia North America	49.1	49.2	(0.2)	97.3	95.2	2.2
Surgical North America	44.7	43.1	3.7	90.7	82.0	10.5
EMEA	132.0	131.7	0.2	262.7	253.8	3.5
Asia	64.0	63.2	1.3	112.9	112.3	0.5
OEM	45.1	40.3	12.0	88.5	74.3	19.1
All other	100.2	57.9	73.0	177.1	111.1	59.4
Segment net revenues	$528.6	$473.6	11.6	$1,016.5	$898.4	13.1

	Three Months Ended			Six Months Ended
	July 2, 2017	June 26, 2016	% Increase/ (Decrease)	July 2, 2017	June 26, 2016	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)			(Dollars in millions)
Vascular North America	$25.3	$22.0	14.8	$50.1	$41.7	20.2
Anesthesia North America	20.5	15.0	36.3	34.0	27.2	25.0
Surgical North America	17.3	12.3	40.0	33.7	25.6	31.5
EMEA	23.2	24.0	(2.9)	45.4	45.0	1.1
Asia	18.6	21.8	(14.5)	29.4	34.8	(15.4)
OEM	10.3	9.2	12.2	19.5	14.4	35.1
All other	11.3	7.4	51.5	5.0	13.1	(62.3)
Segment operating profit (1)	$126.5	$111.7	13.2	$217.1	$201.8	7.6

(1)
See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, extinguishment of debt and taxes.

Comparison of the three and six months ended July 2, 2017 and June 26, 2016
Vascular North America
Vascular North America net revenues for the three months ended July 2, 2017 increased $5.3 million, or 6.1% compared to the prior year period. The increase is primarily attributable to a net increase in sales volumes of existing products of $2.9 million, despite the unfavorable impact of one less shipping day in the second quarter 2017, and an increase in new product sales of $2.0 million.
Vascular North America net revenues for the six months ended July 2, 2017 increased $17.6 million, or 10.4% compared to the prior year period. The increase is primarily attributable to an $11.9 million increase in sales volumes of existing products, reflecting, in part, the impact of an increase in the number of shipping days for the six months ended July 2, 2017, and an increase in new product sales.
Vascular North America operating profit for the three months ended July 2, 2017 increased $3.3 million, or 14.8%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from an increase in sales volumes, lower manufacturing costs and an increase in new product sales, partially offset by higher operating expenses.
Vascular North America operating profit for the six months ended July 2, 2017 increased $8.4 million, or 20.2%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from an increase in sales volumes and lower manufacturing costs, partially offset by higher research and development expenses, as well as higher general and administrative expenses.

Anesthesia North America
Anesthesia North America net revenues for the three months ended July 2, 2017 decreased $0.1 million, or 0.2% compared to the prior year period. Net revenues declined due to a $2.4 million decrease in sales volumes of existing products, reflecting, in part, the unfavorable impact of one less shipping day in the second quarter 2017. The decline was partially offset by net revenues generated by an acquired business and an increase in new product sales.
Anesthesia North America net revenues for the six months ended July 2, 2017 increased $2.1 million, or 2.2%, compared to the prior year period. The increase is primarily attributable to a $1.9 million increase in new product sales, net revenues generated by an acquired business and price increases. These increases were partially offset by a net $1.7 million decrease in sales volumes of existing products despite an increase in the number of shipping days for the six months ended July 2, 2017.
Anesthesia North America operating profit for the three and six months ended July 2, 2017 increased $5.5 million, or 36.3%, and $6.8 million, or 25.0% for the three and six months ended July 2, 2017, respectively, compared to the prior year periods. The increase is primarily attributable to a gain of $6.4 million resulting from a favorable ruling in a lawsuit involving an insurance provider.
Surgical North America
Surgical North America net revenues for the three months ended July 2, 2017 increased $1.6 million, or 3.7%, compared to the prior year period. The increase is primarily attributable to an increase in new product sales of $1.0 million and price increases. A net increase in sales volumes of existing products were mostly offset by the impact of one less shipping day in the second quarter 2017.
Surgical North America net revenues for the six months ended July 2, 2017 increased $8.7 million, or 10.5%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $4.0 million, including the impact of an increase in the number of shipping days for the six months ended July 2, 2017, and an increase in new product sales of $3.4 million.
Surgical North America operating profit for the three months ended July 2, 2017 increased $5.0 million, or 40.0%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from favorable product mix, an increase in new product sales and price increases as well as a benefit from a reduction in contingent consideration liabilities.
Surgical North America operating profit for the six months ended July 2, 2017 increased $8.1 million, or 31.5%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from an increase in sales volumes and new product sales as well as a benefit from a reduction in contingent consideration liabilities partially offset by higher selling expenses.
EMEA
EMEA net revenues for the three months ended July 2, 2017 increased $0.3 million, or 0.2%, compared to the prior year period. The increase is primarily attributable to a net increase in sales volumes of existing products, despite the unfavorable impact of one less shipping day in the second quarter 2017, and an increase in new product sales. The increases in net revenues were partially offset by unfavorable fluctuations in foreign currency exchange rates of $3.8 million.
EMEA net revenues for the six months ended July 2, 2017 increased $8.9 million, or 3.5%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $12.9 million, including the impact of an increase in the number of shipping days for the six months ended July 2, 2017, which was partially offset by unfavorable fluctuations in foreign currency exchange rates of $8.0 million.
EMEA operating profit for the three months ended July 2, 2017 decreased $0.8 million, or 2.9%, compared to the prior year period. The decrease is primarily attributable to a decrease in gross profit resulting from unfavorable fluctuations in foreign currency exchange rates and unfavorable product mix partially offset by an increase in sales volumes.
EMEA operating profit for the six months ended July 2, 2017 increased $0.4 million, or 1.1%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from an increase in sales volumes partially offset by unfavorable fluctuations in foreign currency exchange rates.

Asia
Asia net revenues for the three months ended July 2, 2017 increased $0.8 million, or 1.3%, compared to the prior year period. The increase is primarily attributable to price increases of $1.3 million and new product sales partially offset by unfavorable fluctuations in foreign currency exchange rates of $1.1 million. Increases in sales volumes of existing products were more than offset by volume declines resulting from the impact of the distributor to direct sales conversion in China. As previously disclosed, we expected to experience a decline in sales and operating profit in our Asia segment during 2017 as our former distributor liquidates its inventory of our products and we implement our new structure to support these sales. During the first quarter 2017, the distributor commenced an arbitration proceeding against us, seeking, among other things, to compel our repurchase of Teleflex products that the distributor alleges are currently held in its inventory. See Note 13 to the condensed consolidated financial statements included in this report for additional information.
Asia net revenues for the six months ended July 2, 2017 increased $0.6 million, or 0.5%, compared to the prior year period. The increase is primarily attributable to price increases of $2.0 million and an increase in new product sales partially offset by a $1.8 million decrease in sales volumes of existing products, resulting from the distributor to direct sales conversion in China discussed above, and unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three and six months ended July 2, 2017 decreased $3.2 million, or 14.5%, and $5.4 million or 15.4%, respectively, compared to the prior year periods. The decrease was primarily attributable to unfavorable fluctuations in foreign currency exchange rates as well as an increase in selling, general and administrative expenses primarily resulting from distributor to direct sales conversions.
OEM
OEM net revenues for the three months ended July 2, 2017 increased $4.8 million, or 12.0%, compared to the prior year period. The increase is primarily attributable to net revenues generated by an acquired business of $3.0 million and an increase in sales volumes of existing products of $2.5 million.
OEM net revenues for the six months ended July 2, 2017 increased $14.2 million, or 19.1%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $9.9 million and net revenues generated by an acquired business of $5.5 million.
OEM operating profit for the three and six months ended July 2, 2017 increased $1.1 million, or 12.2%, and $5.1 million, or 35.1%, respectively, compared to the prior year periods. The increase is primarily attributable to an increase in gross profit resulting from an increase in sales volumes and gross profit generated by an acquired business, partially offset by higher operating expenses including those resulting from an acquired business.
All Other
Net revenues for our other operating segments increased $42.3 million, or 73.0%, and $66.0 million, or 59.4%, for the three and six months ended July 2, 2017, respectively, compared to the prior year periods. The increase is primarily attributable to net revenue of $45.0 million and $66.7 million for the three and six months ended July 2, 2017, respectively, generated by Vascular Solutions' product sales.
Operating profit for our other operating segments for the three months ended July 2, 2017 increased $3.9 million, or 51.5%, compared to the prior year period. The increase is primarily attributable to operating profit generated by Vascular Solutions' product sales.
Operating profit for our other operating segments decreased $8.1 million or 62.3% for the six months ended July 2, 2017, compared to the prior year period. The decrease is primarily attributable to higher operating expenses resulting from the Vascular Solutions acquisition, including transaction fees and related expenses, which were partially offset by an increase in gross profit.

Liquidity and Capital Resources
We believe our cash flow from operations, available cash and cash equivalents, and borrowings under our revolving credit facility and our accounts receivable securitization facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to cash payment of additional United States income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any resulting additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes required to be paid, which could be significant, and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expense because taxes have been provided for on unremitted foreign earnings that we do not consider permanently reinvested.
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly with respect to customers in Greece, Italy, Portugal and Spain, and consider other mitigation strategies. As of July 2, 2017 and December 31, 2016, our net trade accounts receivable from publicly funded hospitals in Italy, Spain, Portugal and Greece were $26.8 million and $29.2 million, respectively. As of July 2, 2017 and December 31, 2016, our net trade accounts receivable from customers in these countries were approximately 17.5% and 19.3%, respectively of our consolidated net trade accounts receivable. For the six months ended July 2, 2017 and June 26, 2016, net revenues from customers in these countries were 6.3% and 7.1% of total net revenues, respectively, and average days that current and long-term trade accounts receivable were outstanding were 162 days and 206 days, respectively. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2017 and future years. In January 2017, we sold $16.1 million of receivables payable from publicly funded hospitals in Italy for $16.0 million.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $197.7 million for the six months ended July 2, 2017 as compared to $181.5 million for the six months ended June 26, 2016. The $16.2 million increase is attributable to a net favorable impact from changes in working capital and favorable operating results, partially offset by an increase in the net cash outflow for income taxes resulting from fewer refunds during the first half of 2017 as compared to the first half of 2016.
The decrease in the net cash outflow from working capital is primarily the result of an increase in the cash inflow for accounts receivable as well as a cash inflow for accounts payable and accrued expenses partially offset by a cash outflow for inventories. The cash inflow for accounts receivable was $5.1 million for the six months ended July 2, 2017 as compared to an outflow of $10.2 million for the six months ended June 26, 2016. The increase is primarily attributable to the sale of receivables due from publicly funded hospitals in Italy, as described above. The cash inflow for accounts payable and accrued expenses was $6.5 million for the six months ended July 2, 2017 compared to an outflow of $3.5 million for the six months ended June 26, 2016. The cash inflow for accounts payable and accrued expenses is attributable to an increase in accrued interest due to the timing of interest payments and an increase in legal and other accruals. The net cash outflow for purchases of inventories for the six months ended July, 2, 2017 was $12.2 million compared to $3.3 million for the six months ended June 26, 2016. The increase is attributable to inventory builds to support our Footprint realignment restructuring plans and achieve desired safety stock levels.

Net cash used in investing activities from continuing operations was $1.0 billion for the six months ended July 2, 2017, primarily resulting from the $993.5 million payment for businesses acquired, principally Vascular Solutions, and capital expenditures of $36.8 million, which were partially offset by proceeds of $6.3 million from the sale of two properties, one of which was a building that had been classified as held for sale.

Net cash used in financing activities from continuing operations was $917.7 million for the six months ended July 2, 2017, primarily resulting from a net increase in borrowings of $966.2 million. There was a net increase in borrowings under the Credit Agreement, which was utilized to finance the Vascular Solutions acquisition, partially offset by a $91.7 million reduction in borrowings under the Convertible Notes resulting from the Exchange Transactions. Net cash used in financing activities from continuing operations was also impacted by dividend payments of $30.6 million and debt issuance and amendment fees of $19.1 million, which included fees paid in connection with the signing of the Credit Agreement and a bridge facility and backstop commitment that was put in place to assist with the financing of the Vascular Solutions acquisition, but was never utilized because the required financing was provided under the Credit Agreement.

Borrowings
Our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") matured on August 1, 2017 (the "Maturity Date"). The Convertible Notes were convertible under certain circumstances, as described in Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. Since the fourth quarter 2013, our closing stock price has exceeded the threshold for conversion. Moreover, commencing on May 1, 2017 and through July 28, 2017, the Convertible Notes were convertible regardless of the closing price of our stock. Accordingly, the Convertible Notes were classified as a current liability as of July 2, 2017 and December 31, 2016. We elected a net settlement method to satisfy our conversion obligations, under which we settled the principal amount of the Convertible Notes in cash and settled the excess of the conversion value of the Convertible Notes over the principal amount of the notes in shares; however, cash was paid in lieu of fractional shares.
In January 2017, we acquired $91.7 million aggregate outstanding principal amount of the Convertible Notes in exchange for an aggregate of $93.2 million in cash (including approximately $1.5 million in accrued and previously unpaid interest) and approximately 0.93 million shares of our common stock (the “Exchange Transactions”). We funded the cash portion of the consideration paid through borrowings under our revolving credit facility. On the Maturity Date, we repaid the remaining $44.3 million in aggregate principal amount of the Convertible Notes outstanding, together with unpaid interest due and owing on the Convertible Notes (the “Cash Payment”). In connection with the maturity of the Convertible Notes, $44.2 million in aggregate principal amount of the Convertible Notes (the "Converted Notes") were tendered to us for conversion.  On the Maturity Date, in addition to the Cash Payment, we delivered to the holders of the Converted Notes, in the aggregate, 0.5 million shares of our common stock. We funded the Cash Payment through borrowings under our revolving credit facility.
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
The Credit Agreement and the indentures under which we issued our 5.25% Senior Notes due 2024 (the “2024 Notes”) and 2026 Notes contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock; create liens; pay dividends, make investments or make other restricted payments; sell assets; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; or enter into transactions with our affiliates. The Credit Agreement also requires us to maintain a consolidated total leverage ratio (generally, Consolidated Total Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent quarters ending on or preceding the date of determination) of not more than 4.50 to 1.00, and a maximum consolidated senior secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA for the four most recent quarters ending on or preceding the date of determination) of 3.50 to 1.00. The Company is further required to maintain a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.
As of July 2, 2017, we were in compliance with these covenants. The obligations under the Credit Agreement, the 2024 Notes and the 2026 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of assets owned by us and each guarantor.
See Note 7 to the condensed consolidated financial statements included in this report for additional information regarding the Exchange Transactions and the Credit Agreement.

Contractual obligations
 The following table sets forth our contractual obligations related to our total borrowings and interest as of July 2, 2017 (in thousands), which, as a result of the signing of the Credit Agreement during the first quarter 2017, has significantly changed since December 31, 2016:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Dollars in thousands)
Total borrowings	$2,012,303	$112,178	$79,687	$1,170,438	$650,000
Interest obligations(1)	450,391	75,394	147,255	125,664	102,078

(1)	Interest payments on floating rate debt are based on the interest rate in effect on July 2, 2017 .
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management’s assessment of disclosure controls and procedures excluded consideration of Vascular Solutions’ internal control over financial reporting.  Vascular Solutions was acquired during the first quarter of 2017, and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  Vascular Solutions’ total assets were $1.2 billion as of July 2, 2017; its revenues during the three and six months ended July 2, 2017 were $45.0 million and $66.7 million, respectively.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Vascular Solutions, we are in the process of evaluating Vascular Solutions’ internal controls to determine the extent to which modifications to Vascular Solutions' internal controls would be appropriate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of July 2, 2017 and December 31, 2016, we have accrued liabilities of approximately $2.5 million and $2.5 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $2.5 million accrued at July 2, 2017, $1.7 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 13 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended July 2, 2017. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended July 2, 2017 and June 26, 2016; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2017 and June 26, 2016; (iii) the Condensed Consolidated Balance Sheets as of July 2, 2017 and December 31, 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2017 and June 26, 2016; (v) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended July 2, 2017 and June 26, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

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
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: August 3, 2017