Form 10-Q
period 2017-10-01
TELEFLEX INC
filed 2017-11-02
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 45,049,267 shares of common stock, par value $1.00 per share, outstanding as of October 30, 2017.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars and shares in thousands, except per share)
Net revenues	$534,703	$455,648	$1,551,197	$1,354,094
Cost of goods sold	239,476	214,046	710,126	630,946
Gross profit	295,227	241,602	841,071	723,148
Selling, general and administrative expenses	163,771	139,797	486,674	419,128
Research and development expenses	21,194	15,067	59,299	42,892
Restructuring (credits) charges	(92)	3,027	13,723	12,876
Gain on sale of assets	—	(2,776)	—	(4,173)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	110,354	86,487	281,375	252,425
Interest expense	21,264	12,888	58,884	38,579
Interest income	(286)	(115)	(616)	(324)
Loss on extinguishment of debt	—	—	5,593	19,261
Income from continuing operations before taxes	89,376	73,714	217,514	194,909
Taxes on income from continuing operations	9,978	7,514	19,404	18,134
Income from continuing operations	79,398	66,200	198,110	176,775
Operating (loss) income from discontinued operations	(3,749)	260	(4,597)	(116)
(Benefit) taxes on income (loss) from discontinued operations	(1,366)	138	(1,675)	(119)
(Loss) income from discontinued operations	(2,383)	122	(2,922)	3
Net income	77,015	66,322	195,188	176,778
Less: Income from continuing operations attributable to noncontrolling interest	—	—	—	464
Net income attributable to common shareholders	$77,015	$66,322	$195,188	$176,314
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$1.76	$1.50	$4.40	$4.09
Income (loss) from discontinued operations	(0.05)	0.01	(0.06)	—
Net income	$1.71	$1.51	$4.34	$4.09
Diluted:
Income from continuing operations	$1.70	$1.40	$4.24	$3.69
Loss from discontinued operations	(0.05)	—	(0.06)	—
Net income	$1.65	$1.40	$4.18	$3.69
Dividends per share	$0.34	$0.34	$1.02	$1.02
Weighted average common shares outstanding
Basic	45,035	44,045	44,975	43,081
Diluted	46,587	47,446	46,673	47,824
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$79,398	$66,200	$198,110	$176,311
(Loss) income from discontinued operations, net of tax	(2,383)	122	(2,922)	3
Net income	$77,015	$66,322	$195,188	$176,314
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in thousands)
Net income	$77,015	$66,322	$195,188	$176,778
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(8,429), $(327), $(26,910), and $(2,978) for the three and nine month periods, respectively	43,345	(130)	156,012	11,088
Pension and other postretirement benefit plans adjustment, net of tax of $(479), $(737), $(1,476) $(2,007) for the three and nine month periods, respectively	743	1,430	2,337	3,914
Derivatives qualifying as hedges, net of tax of $141, $(393), $(1,029), and $212 for the three and nine month periods, respectively	(243)	(223)	4,918	761
Other comprehensive income (loss), net of tax:	43,845	1,077	163,267	15,763
Comprehensive income	120,860	67,399	358,455	192,541
Less: comprehensive income attributable to noncontrolling interest	—	24	—	421
Comprehensive income attributable to common shareholders	$120,860	$67,375	$358,455	$192,120
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1, 2017	December 31, 2016
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,017,573	$543,789
Accounts receivable, net	306,472	271,993
Inventories, net	382,417	316,171
Prepaid expenses and other current assets	51,599	40,382
Prepaid taxes	8,690	8,179
Assets held for sale	—	2,879
Total current assets	1,766,751	1,183,393
Property, plant and equipment, net	374,461	302,899
Goodwill	1,886,157	1,276,720
Intangible assets, net	1,606,943	1,091,663
Deferred tax assets	2,020	1,712
Other assets	44,401	34,826
Total assets	$5,680,733	$3,891,213
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$77,250	$183,071
Accounts payable	85,419	69,400
Accrued expenses	88,095	65,149
Current portion of contingent consideration	591	587
Payroll and benefit-related liabilities	88,091	82,679
Accrued interest	13,430	10,450
Income taxes payable	12,857	7,908
Other current liabilities	8,912	8,402
Total current liabilities	374,645	427,646
Long-term borrowings	2,172,805	850,252
Deferred tax liabilities	471,667	271,377
Pension and postretirement benefit liabilities	116,441	133,062
Noncurrent liability for uncertain tax positions	14,238	17,520
Other liabilities	58,460	52,015
Total liabilities	3,208,256	1,751,872
Commitments and contingencies
Convertible notes - redeemable equity component	—	1,824
Mezzanine equity	—	1,824
Total shareholders' equity	2,472,477	2,137,517
Total liabilities and shareholders' equity	$5,680,733	$3,891,213
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1, 2017	September 25, 2016
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$195,188	$176,778
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	2,922	(3)
Depreciation expense	42,390	40,272
Amortization expense of intangible assets	63,976	47,486
Amortization expense of deferred financing costs and debt discount	3,940	8,506
Loss on extinguishment of debt	5,593	19,261
Gain on sale of assets	—	(4,173)
Fair value step up of acquired inventory sold	10,442	—
Changes in contingent consideration	(109)	1,672
Stock-based compensation	14,519	12,540
Deferred income taxes, net	(15,682)	(8,699)
Other	(13,559)	(15,132)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	6,428	4,316
Inventories	(20,257)	(5,617)
Prepaid expenses and other current assets	(4,009)	1,184
Accounts payable and accrued expenses	24,128	17,390
Income taxes receivable and payable, net	3,798	5,817
Net cash provided by operating activities from continuing operations	319,708	301,598
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(53,977)	(35,912)
Proceeds from sale of assets	6,332	9,792
Payments for businesses and intangibles acquired, net of cash acquired	(1,010,711)	(14,040)
Net cash used in investing activities from continuing operations	(1,058,356)	(40,160)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,963,500	671,700
Reduction in borrowings	(747,576)	(714,487)
Debt extinguishment, issuance and amendment fees	(19,114)	(8,958)
Net proceeds from share based compensation plans and the related tax impacts	4,739	7,647
Payments to noncontrolling interest shareholders	—	(464)
Payments for contingent consideration	(245)	(133)
Payments for acquisition of noncontrolling interest	—	(9,231)
Dividends paid	(45,905)	(43,980)
Net cash provided by (used in) financing activities from continuing operations	1,155,399	(97,906)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,140)	(1,451)
Net cash used in discontinued operations	(1,140)	(1,451)
Effect of exchange rate changes on cash and cash equivalents	58,173	(988)
Net increase in cash and cash equivalents	473,784	161,093
Cash and cash equivalents at the beginning of the period	543,789	338,366
Cash and cash equivalents at the end of the period	$1,017,573	$499,459

Non cash financing activities of continuing operations:
Settlement and exchange of convertible notes with common or treasury stock	$53,207	$35,205
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$127,158	$85,909
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2016	45,814	$45,814	$506,800	$2,194,593	$(438,717)	1,741	$(170,973)	$2,137,517
Net income				195,188				195,188
Cash dividends ($1.02 per share)				(45,905)				(45,905)
Other comprehensive income					163,267			163,267
Settlements of convertible notes	927	927	(48,375)			(503)	52,279	4,831
Settlements of note hedges associated with convertible notes and warrants			127,158			622	(127,155)	3
Shares issued under compensation plans	119	119	15,050			(46)	2,319	17,488
Deferred compensation						(2)	88	88
Balance as of October 1, 2017	46,860	$46,860	$600,633	$2,343,876	$(275,450)	1,812	$(243,442)	$2,472,477
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
Note 2 — New accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue. This new guidance, collectively with related guidance provided by the FASB, is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt this standard in the first quarter 2018 and expects to use the modified retrospective method of adoption by recognizing the cumulative effect of adopting this guidance as an adjustment to the Company's opening balance of retained earnings at January 1, 2018. Although the Company's evaluation of this guidance is ongoing, based on its assessment to date, the Company believes that the adoption of this guidance will not have a material impact on its consolidated results of operations, cash flows and financial position.
In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. Under the new guidance, lessees (including lessees under both leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s consolidated results of operations, cash flows and financial position.
In March 2016, the FASB issued new guidance designed to simplify several aspects of the accounting for share-based payment transactions, including, among other things, guidance related to accounting for income taxes,

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

modification of the criteria for classification of awards as either equity awards or liability awards where an employer withholds shares from an employee's share-based award for tax withholding purposes, and classification on the statement of cash flows of cash payments to a tax authority by an employer that withholds shares from an employee's award for tax withholding purposes. The Company adopted this guidance as of January 1, 2017. The Company has applied the new guidance requiring recognition of excess tax deficiencies and tax benefits in the income statement, rather than in additional paid-in-capital, as previously required. The adoption of the new standard increased net income and cash flows from operating activities by $1.5 million and $5.9 million and increased diluted earnings per share by $0.03 and $0.13 for the three and nine months ended October 1, 2017, respectively. The Company will continue to estimate forfeitures of share-based awards at the time of grant, rather than recognize actual forfeitures as they occur, as permitted under the new guidance.
In August 2016, the FASB issued new guidance with regard to eight specific issues pertaining to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The new guidance should generally be adopted using a retrospective transition method for each period presented. The Company believes that its adoption of the new guidance will not have a material impact on its cash flows.
In October 2016, the FASB issued new guidance requiring companies to recognize the income tax effects of intra-entity sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. Previously, recognition was prohibited until the assets were sold to an outside party or otherwise utilized. The guidance is effective for annual periods beginning after December 15, 2017. The guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company is evaluating the impact of the adoption of this guidance, but currently does not anticipate the guidance will have a material impact on its consolidated financial position or results of operations.
In January 2017, the FASB issued new guidance to clarify the definition of a “business,” with the objective of assisting entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or as an acquisition of a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The guidance generally defines a business as an integrated set of activities and assets (collectively referred to as a “set”) that is capable of being conducted and managed for the purpose of providing a return to investors or other owners, members, or participants. The guidance further provides that, to be considered a business, a set must meet specified requirements. However, the guidance also states that, if substantially all of the fair value of gross assets acquired (subject to specified exceptions) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business and no further analysis is required. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance permits early adoption, and the Company adopted this guidance during the fourth quarter 2017. The Company does not anticipate that the guidance will have a material impact on its consolidated financial position or results of operations.
In January 2017, the FASB issued guidance to simplify the quantitative test for goodwill impairment. Under current guidance, if a reporting unit’s carrying value exceeds its fair value, the entity must determine the implied value of goodwill. This determination is made by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole as if the reporting unit had just been acquired. Under the new guidance, a determination of the implied value of goodwill will no longer be required; a goodwill impairment will be equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance is effective for fiscal years, and any interim goodwill impairment tests within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is evaluating the impact of the adoption of this guidance, but currently does not anticipate the guidance will have a material impact on its consolidated financial position or results of operations.
In March 2017, the FASB issued guidance for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance requires that these employers disaggregate specified components of net periodic pension cost and net periodic postretirement benefit cost (collectively, "net benefit cost"). Specifically, the guidance generally requires employers to present in the income statement the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

statement separately from the service cost component and outside a subtotal of income from operations. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and generally is required to be applied retrospectively. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance, but currently does not anticipate the guidance will have a material impact on its consolidated results of operations.
In August 2017, the FASB issued guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The new guidance provides for changes to current designation and measurement guidance for qualifying hedging relationships and to the method of presenting hedge results. In addition, the new guidance includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The new guidance is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations and financial position.
From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by the Company as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. The Company has assessed the recently issued guidance that is not yet effective and, unless otherwise indicated above, believes the new guidance will not have a material impact on the its consolidated results of operations, cash flows or financial position.
Note 3 — Acquisitions
On October 2, 2017, the Company acquired NeoTract, Inc. ("NeoTract"). See Note 16, Subsequent events, for additional information related to this acquisition.
During the nine months ended October 1, 2017, the Company completed three acquisitions, all of which were accounted for as business combinations.
Tianjin Medis Medical Device Co.
On September 15, 2017, the Company acquired certain assets from one of its contract manufacturers, Tianjin Medis Medical Co. LTD ("Tianjin Medis"), consisting of substantially all of the assets used by Tianjin Medis to manufacture a line of the Company's laryngeal masks. The aggregate consideration for the assets was $21.3 million, which included payments of $16.0 million and $5.3 million in estimated fair value of contingent consideration. The assets acquired include goodwill and finite-lived intangible assets (consisting of intellectual property, customer lists and a non-compete agreement) of $14.7 million and $6.9 million, respectively.
Pyng
On April 3, 2017, the Company completed the acquisition of Pyng Medical Corp ("Pyng"), a medical device company that develops and markets sternal intraosseous infusion products, which complement the Company's anesthesia product portfolio. The Company acquired all of the issued and outstanding common shares of Pyng utilizing available cash. The aggregate consideration was $17.9 million, net of cash acquired. The assets acquired include goodwill and finite-lived intangible assets (primarily intellectual property and customer lists) of $13.0 million and $5.5 million, respectively. The goodwill resulting from the acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired business.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
For the three and nine months ended October 1, 2017 the Company incurred $0.1 million and $8.3 million, respectively, in transaction expenses associated with the Vascular Solutions acquisition, which are included in selling, general and administrative expenses in the condensed consolidated statement of income. For the three months ended October 1, 2017, the Company recorded post acquisition revenue and operating profit of $43.9 million and $4.8 million, respectively, related to Vascular Solutions. For the nine months ended October 1, 2017, the Company recorded post acquisition revenue and operating loss of $110.5 million and $6.8 million, respectively. Financial information of Vascular Solutions is presented within the "All Other" category in the Company's presentation of segment information.
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
The Company is continuing to evaluate the initial purchase price allocations, and further adjustments may be necessary as a result of the Company's assessment of additional information related to the fair values of the assets acquired and liabilities assumed, primarily deferred tax liabilities, certain intangible assets and goodwill. The goodwill resulting from the Vascular Solutions acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired businesses.

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
Pro forma combined financial information
The following unaudited pro forma combined financial information for the three and nine months ended October 1, 2017 and September 25, 2016, respectively, gives effect to the Vascular Solutions acquisition as if it was completed at the beginning of the earliest period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars and shares in thousands, except per share)
Net revenue	$534,703	$497,253	$1,574,021	$1,475,950
Net income	$76,194	$63,578	$209,630	$136,493
Basic earnings per common share:
Net income	$1.69	$1.44	$4.66	$3.17
Diluted earnings per common share:
Net income	$1.64	$1.34	$4.49	$2.85
Weighted average common shares outstanding:
Basic	45,035	44,045	44,975	43,081
Diluted	46,587	47,446	46,673	47,824
The unaudited pro forma combined financial information presented above includes the accounting effects of the Vascular Solutions business combination, including amortization charges from acquired intangible assets, adjustments for depreciation of property, plant and equipment; interest expense; the revaluation of inventory; and the related tax effects. The unaudited pro forma financial information also includes non-recurring charges specifically related to the Vascular Solutions acquisition and interest expense associated with a bridge loan facility that was put in place to, among other things, assist the Company in financing the acquisition of Vascular Solutions.
The unaudited pro forma combined financial information for the three and nine months ended September 25, 2016 reflects the historical results of Vascular Solutions for its three and nine months ended September 30, 2016, respectively, and the effects of the pro forma adjustments listed above.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4 — Restructuring (credits) charges
The following tables provide information regarding restructuring (credits) charges recognized by the Company for the three and nine months ended October 1, 2017 and September 25, 2016:

Three Months Ended October 1, 2017
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2017 Vascular Solutions integration program	$(319)	$—	$—	$58	$(261)
2017 EMEA restructuring program	(714)	—	—	84	(630)
2016 Footprint realignment plan	274	72	—	85	431
2014 Footprint realignment plan	197	46	—	6	249
Other restructuring programs (1)	8	—	104	7	119
Total restructuring (credits) charges	$(554)	$118	$104	$240	$(92)

Three Months Ended September 25, 2016
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2016 Other Restructuring programs	$1,713	$—	$—	$—	$1,713
2016 Footprint realignment plan	851	—	—	74	925
2014 Footprint realignment plan	308	—	—	6	314
Other restructuring programs (2)	(88)	54	107	2	75
Total restructuring charges	$2,784	$54	$107	$82	$3,027

Nine Months Ended October 1, 2017
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2017 Vascular Solutions integration program	$4,534	$—	$—	$92	$4,626
2017 EMEA restructuring program	5,822	—	—	84	5,906
2016 Footprint realignment plan	1,099	94	(75)	214	1,332
2014 Footprint realignment plan	379	60	—	7	446
Other restructuring programs (3)	973	58	313	69	1,413
Total restructuring charges	$12,807	$212	$238	$466	$13,723

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Nine Months Ended September 25, 2016
	Termination Benefits	Facility Closure Costs	Contract Termination Costs	Other Exit Costs	Total
	(Dollars in thousands)
2016 Other Restructuring programs	$1,713	$—	$—	$—	$1,713
2016 Footprint realignment plan	10,919	—	—	360	11,279
2014 Footprint realignment plan	(118)	—	—	17	(101)
Other restructuring programs (4)	(487)	$232	$114	126	(15)
Total restructuring charges	$12,027	$232	$114	$503	$12,876

(1)
Other restructuring programs include the 2017 Pyng Integration program and the 2016 Other Restructuring programs. The Company committed to the 2017 Pyng Integration program, which relates to the integration of Pyng into Teleflex, during the second quarter 2017.

(2) Other restructuring programs include the 2015 Restructuring programs and the 2014 European Restructuring Plan.

(3) Other restructuring programs include the 2017 Pyng Integration program, the 2016 Other Restructuring programs, the 2015 Restructuring programs and the 2014 European Restructuring plan.

(4) Other restructuring programs include the 2014 European Restructuring Plan and the 2012 Restructuring program.
2017 Vascular Solutions Integration Program
During the first quarter 2017, the Company committed to a restructuring program related to the integration of Vascular Solutions into Teleflex. The program commenced in the first quarter 2017 and is expected to be substantially completed by the end of the second quarter 2018. The Company estimates that it will record aggregate pre-tax restructuring charges of $6.0 million to $7.5 million related to this program, of which $4.5 million to $5.3 million will constitute termination benefits, while $1.5 million to $2.2 million will relate to other exit costs, including employee relocation and outplacement costs. Additionally, the Company expects to incur $2.5 million to $3.0 million of restructuring related charges consisting primarily of retention bonuses offered to certain employees expected to remain with the Company after completion of the program. All of these charges will result in future cash outlays. As of October 1, 2017, the Company has a restructuring reserve of $1.7 million related to this program.
2017 EMEA Restructuring Program
During the first quarter 2017, the Company committed to a restructuring program to centralize certain administrative functions in Europe. The program commenced in the second quarter 2017 and is expected to be substantially completed by the end of 2018. The Company estimates that it will record aggregate pre-tax restructuring charges of $7.1 million to $8.5 million related to this program, almost all of which constitute termination benefits, and all of which will result in future cash outlays. As of October 1, 2017, the Company has a restructuring reserve of $6.0 million related to this program.
2016 Other Restructuring Programs
During 2016, the Company committed to programs designed to improve operating efficiencies and reduce costs. The programs involve the consolidation of certain global administrative functions and manufacturing operations. The programs commenced in the second half of 2016 and are expected to be substantially complete by the end of the first quarter 2018. The Company estimates that it will record aggregate pre-tax charges of $3.8 million to $4.7 million related to these programs, substantially all of which constitute termination benefits that will result in future cash outlays. Additionally, the Company expects to incur approximately $1.5 million of accelerated depreciation and other costs directly related to these programs, which the Company anticipates will be recognized in cost of goods sold. Approximately $1.0 million of these costs are expected to result in future outlays. As of October 1, 2017, the Company has a restructuring reserve of $0.8 million related to these programs.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
In addition to the restructuring charges shown in the tables above, the Company recorded charges related to the 2016 footprint realignment plan of $1.4 million and $5.5 million for the three and nine months ended October 1, 2017, respectively, and $1.9 million and $4.2 million for the three and nine months ended September 25, 2016, respectively. The majority of these restructuring related charges in both periods constituted accelerated depreciation and other costs arising principally as a result of the transfer of manufacturing operations to new locations.
As of October 1, 2017, the Company has incurred restructuring charges in connection with the 2016 footprint realignment plan aggregating to $13.8 million. Additionally, as of October 1, 2017, the Company has incurred restructuring related charges aggregating to $12.0 million related to the 2016 footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations to new locations. These costs primarily were included in cost of goods sold. As of October 1, 2017, the Company has a restructuring reserve of $7.9 million related to this plan, the majority of which relates to termination benefits.
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

In addition to the restructuring charges set forth in the tables above, the Company recorded charges related to the 2014 footprint realignment plan of $1.0 million and $3.1 million for the three and nine months ended October 1, 2017, respectively, and $2.5 million and $6.9 million for the three and nine months ended September 25, 2016, respectively. The majority of these restructuring related charges in both periods constituted accelerated depreciation and other costs arising principally as a result of the transfer of manufacturing operations to new locations.

As of October 1, 2017, the Company has incurred restructuring charges in connection with the 2014 footprint realignment plan aggregating to $11.5 million. Additionally, as of October 1, 2017, the Company has incurred restructuring related charges aggregating to $25.9 million related to the 2014 footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations from the existing locations to new locations. These restructuring related charges primarily were included in cost of goods sold. As of October 1, 2017, the Company has a restructuring reserve of $4.2 million in connection with the plan, all of which relates to termination benefits.

For additional information regarding the Company's restructuring programs, see Note 4 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2016.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring (credits) charges by reportable operating segment, and by all other operating segments in the aggregate, for the three and nine months ended October 1, 2017 and September 25, 2016 are set forth in the following table:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in thousands)		(Dollars in thousands)
Restructuring (credits) charges
Vascular North America	$606	$960	$1,715	$5,474
Anesthesia North America	220	946	1,031	3,185
Surgical North America	—	277	—	257
EMEA	(632)	89	6,503	3,012
OEM	—	187	—	191
All other	(286)	568	4,474	757
Total restructuring (credits) charges	$(92)	$3,027	$13,723	$12,876
Note 5 — Inventories, net
Inventories as of October 1, 2017 and December 31, 2016 consisted of the following:

	October 1, 2017	December 31, 2016
	(Dollars in thousands)
Raw materials	$98,322	$65,319
Work-in-process	60,020	54,555
Finished goods	224,075	196,297
Inventories, net	$382,417	$316,171
Note 6 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment, and by all other operating segments in the aggregate, for the nine months ended October 1, 2017:

	Vascular North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
Balance as of December 31, 2016	$345,546	$141,253	$250,912	$290,041	$138,185	$4,883	$105,900	$1,276,720
Goodwill related to acquisitions	—	15,594	—	9,139	2,927	—	522,614	550,274
Currency translation and other adjustments	(1,590)	458	—	33,665	8,585	—	18,045	59,163
Balance as of October 1, 2017	$343,956	$157,305	$250,912	$332,845	$149,697	$4,883	$646,559	$1,886,157

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information as of October 1, 2017 and December 31, 2016 regarding the gross carrying amount of, and accumulated amortization relating to, intangible assets:

	Gross Carrying Amount		Accumulated Amortization
	October 1, 2017	December 31, 2016	October 1, 2017	December 31, 2016
	(Dollars in thousands)
Customer relationships	$901,367	$622,428	$(269,447)	$(239,055)
In-process research and development	34,296	16,532	—	—
Intellectual property	778,292	519,962	(238,236)	(203,390)
Distribution rights	23,637	23,021	(16,663)	(15,239)
Trade names	408,362	379,724	(18,343)	(13,974)
Non-compete agreements	5,354	2,692	(1,676)	(1,038)
	$2,151,308	$1,564,359	$(544,365)	$(472,696)

Note 7 — Borrowings
The Company's borrowings at October 1, 2017 and December 31, 2016 were as follows:

	October 1, 2017	December 31, 2016
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 3.24% at October 1, 2017, due 2022	$841,000	$210,000
Term loan facility, at a rate of 3.24% at October 1, 2017, due 2022	721,000	—
3.875% Convertible Senior Subordinated Notes due 2017	—	136,076
4.875% Senior Notes due 2026	400,000	400,000
5.25% Senior Notes due 2024	250,000	250,000
Securitization program, at a rate of 1.98% at October 1, 2017	50,000	50,000
	2,262,000	1,046,076
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	—	(2,707)
Less: Unamortized debt issuance costs	(11,945)	(10,046)
	2,250,055	1,033,323
Current borrowings	(77,250)	(183,071)
Long-term borrowings	$2,172,805	$850,252
Amended and restated senior credit facility
On January 20, 2017, the Company entered into the Credit Agreement, which provides for a five year revolving credit facility of $1.0 billion and a term loan facility of $750.0 million. The obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of the material domestic subsidiaries of the Company and are secured by a lien on substantially all of the assets owned by the Company and each guarantor. The maturity date of the revolving credit facility under the Credit Agreement is January 20, 2022, and the term loan facility will mature on February 17, 2022.
At the Company’s option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.25% to 2.50% or at an alternate base rate, which generally is defined as the highest of (i) the publicly announced prime rate of JPMorgan Chase Bank, N.A., the administrative agent under the Credit Agreement, (ii) 0.5% above the federal funds rate and (iii) 1% above adjusted LIBOR for a one month interest period, plus an applicable margin ranging from 0.25% to 1.50%, in each case subject to adjustment based on the Company’s consolidated total leverage ratio (generally, Consolidated Total Funded Indebtedness, as defined in the

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Credit Agreement, on the date of determination to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the date of determination). Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
The Company is required to maintain a total consolidated leverage ratio of not more than 4.50 to 1.00 and a consolidated senior secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA for the four most recent quarters ending on or preceding the date of determination) of not more than 3.50 to 1.00. The Company is further required to maintain a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

for conversion (the "Converted Notes"). On the Maturity Date, in addition to the Cash Payment, the Company delivered to the holders of the Converted Notes, in the aggregate, 0.5 million shares of Company common stock.
In connection with the conversions described above, the Company exercised the outstanding Call Options, and the counterparties to the Convertible Note hedge transactions delivered to the Company 0.5 million shares of Company common stock. The counterparties continue to hold warrants to purchase Company common stock that they acquired at the time of the initial issuance of the Convertible Notes. At October 1, 2017, the warrants, which entitle the holders to purchase 724,648 shares at an exercise price of $74.65 per share, had an intrinsic value of $121.3 million. The warrants are divided into components that expire ratably over a 180 day period commencing November 1, 2017.
Fair Value of Long-Term Borrowings
The following table provides information regarding the fair value of the Company’s debt as of October 1, 2017 and December 31, 2016, categorized by the level of inputs within the fair value hierarchy used to measure fair value:

	October 1, 2017	December 31, 2016
	(Dollars in thousands)
Level 1	$—	$344,765
Level 2	2,254,376	929,362
Total	$2,254,376	$1,274,127
To determine the fair value of the debt categorized as Level 2 in the table above, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve.
Note 8 — Financial instruments
Foreign Currency Forward Contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage exposure related to foreign currency transactions. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage near term foreign currency denominated monetary assets and liabilities. For the three and nine months ended October 1, 2017, the Company recognized a loss related to non-designated foreign currency forward contracts of $0.6 million and $3.7 million, respectively. For the three and nine months ended September 25, 2016, the Company recognized a loss related to non-designated foreign currency forward contracts of $0.1 million and $1.7 million, respectively.
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of October 1, 2017 and December 31, 2016:

	October 1, 2017	December 31, 2016
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$1,684	$667
Non-designated foreign currency forward contracts	318	490
Prepaid expenses and other current assets	$2,002	$1,157
Total asset derivatives	$2,002	$1,157
Liability derivatives:
Designated foreign currency forward contracts	$237	$2,139
Non-designated foreign currency forward contracts	93	118
Other current liabilities	$330	$2,257
Total liability derivatives	$330	$2,257

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of October 1, 2017 and December 31, 2016 was $76.1 million and $101.8 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of October 1, 2017 and December 31, 2016 was $112.3 million and $73.4 million, respectively. All open foreign currency forward contracts as of October 1, 2017 have durations of twelve months or less.
There was no ineffectiveness related to the Company’s cash flow hedges during the three and nine months ended October 1, 2017 and September 25, 2016.
Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the creditworthiness of those countries and the financial stability of their economies. Certain of the Company’s customers, particularly in Greece, Italy, Spain and Portugal, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers. As a result, the Company continues to closely monitor the allowance for doubtful accounts with respect to these customers. The following table provides information regarding the Company's allowance for doubtful accounts, the aggregate net current and long-term trade accounts receivable related to customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term trade accounts receivable represented by these customers' trade accounts receivable at October 1, 2017 and December 31, 2016:

	October 1, 2017	December 31, 2016
	(Dollars in thousands)
Allowance for doubtful accounts(1)	$10,084	$8,630
Current and long-term trade accounts receivable in Greece, Italy, Spain and Portugal (2)	$50,613	$51,098
Percentage of total net current and long-term trade accounts receivable - Greece, Italy, Spain and Portugal	16.9%	19.3%

(1)	The current portion of the allowance for doubtful accounts was $3.1 million and $2.0 million as of October 1, 2017 and December 31, 2016, respectively, and was recognized in accounts receivable, net.

(2)
The long-term portion of trade accounts receivable, net from customers in Greece, Italy, Spain and Portugal at October 1, 2017 and December 31, 2016 was $3.5 million and $2.7 million, respectively. In January 2017, the Company sold $16.1 million of receivables outstanding with respect to publicly funded hospitals in Italy for $16.0 million.

For the nine months ended October 1, 2017 and September 25, 2016, net revenues from customers in Greece, Italy, Spain and Portugal were $96.0 million and $95.8 million, respectively.
Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 1, 2017 and December 31, 2016:

	Total carrying value at October 1, 2017	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$8,563	$8,563	$—	$—
Derivative assets	2,002	—	2,002	—
Derivative liabilities	330	—	330	—
Contingent consideration liabilities (1)	12,117	—	—	12,117

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$7,660	$7,660	$—	$—
Derivative assets	1,157	—	1,157	—
Derivative liabilities	2,257	—	2,257	—
Contingent consideration liabilities (1)	7,102	—	—	7,102

(1)
As of October 1, 2017 and December 31, 2016, (a) $0.6 million of contingent consideration liabilities were recognized in the current portion of contingent consideration, and (b) $11.5 million and $6.5 million of contingent consideration liabilities, respectively, were recognized in other liabilities in the condensed consolidated balance sheet.

There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the nine months ended October 1, 2017.
The following table provides information regarding changes, during the nine months ended October 1, 2017, in Level 3 financial liabilities related to contingent consideration, which are described below in this Note 9 under "Valuation Techniques":

Contingent consideration
2017
(Dollars in thousands)
Balance - December 31, 2016	$7,102
Additions (1)	5,369
Payment	(245)
Revaluations	(109)
Balance - October 1, 2017	$12,117
(1) The Company established a liability related to the estimated fair value of contingent consideration associated with the Tianjin Medis acquisition.

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Shares in thousands)
Basic	45,035	44,045	44,975	43,081
Dilutive effect of share-based awards	934	639	873	574
Dilutive effect of 3.875% Convertible Notes and warrants (1)	618	2,762	825	4,169
Diluted	46,587	47,446	46,673	47,824

(1)
The reduction in the dilutive effect of the Convertible Notes and warrants during the three and nine months ended October 1, 2017 as compared to three and nine months ended September 25, 2016 is due principally to the Company’s repurchase of Convertible Notes and conversions by holders of the Convertible Notes.

The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.6 million for the three and nine months ended October 1, 2017 and 1.4 million and 3.9 million for the three and nine months ended September 25, 2016, respectively.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge, consisting of call options held by the Company, economically reduced the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately address the dilutive impact of the warrants issued under the warrant agreements in computing diluted weighted average number of common shares outstanding, without giving effect to the anti-dilutive impact of the call options. The reduction in the weighted average number of diluted shares that would result from giving effect to the anti-dilutive impact of the call options would have been 0.1 million and 0.4 million for the three and nine months ended October 1, 2017, respectively, and 1.5 million and 2.3 million for the three and nine months ended September 25, 2016, respectively. The treasury stock method is applied to the warrants because the average market price of the Company's common stock during the reporting periods presented exceeds the warrant exercise price of $74.65 per share, and assumes the proceeds from the exercise of the warrants are used by the Company to repurchase shares based on such average market price. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 0.5 million for the three and nine months ended October 1, 2017 and 1.3 million and 1.9 million for the three and nine months ended September 25, 2016, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended October 1, 2017 and September 25, 2016:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2016	$(2,424)	$(136,596)	$(299,697)	$(438,717)
Other comprehensive income (loss) before reclassifications	3,383	(1,050)	156,012	158,345
Amounts reclassified from accumulated other comprehensive income	1,535	3,387	—	4,922
Net current-period other comprehensive income	4,918	2,337	156,012	163,267
Balance as of October 1, 2017	$2,494	$(134,259)	$(143,685)	$(275,450)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2015	$(2,491)	$(138,887)	$(229,746)	$(371,124)
Other comprehensive (loss) before reclassifications	(2,255)	618	11,131	9,494
Amounts reclassified from accumulated other comprehensive loss	3,016	3,296	—	6,312
Net current-period other comprehensive income	761	3,914	11,131	15,806
Reclassification related to acquisition of noncontrolling interest	—	—	(832)	(832)
Balance at September 25, 2016	$(1,730)	$(134,973)	$(219,447)	$(356,150)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and nine months ended October 1, 2017 and September 25, 2016:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(1,179)	$535	$1,769	$3,907
Total before tax	(1,179)	535	1,769	3,907
Taxes (benefit)	237	(187)	(234)	(891)
Net of tax	$(942)	$348	$1,535	$3,016
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,723	$1,829	$5,176	$5,071
Prior-service costs(1)	20	15	79	43
Total before tax	1,743	1,844	5,255	5,114
Tax benefit	(619)	(657)	(1,868)	(1,818)
Net of tax	$1,124	$1,187	$3,387	$3,296

Total reclassifications, net of tax	$182	$1,535	$4,922	$6,312

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans (see Note 12 for additional information).
Mezzanine Equity
As of December 31, 2016, the Company reclassified $1.8 million from additional paid-in capital to convertible notes in the mezzanine equity section of the Company's consolidated balance sheet. The reclassified amount represents the aggregate difference between the principal amount and the carrying value of the Convertible Notes purchased by the Company pursuant to the Exchange Transactions (see "3.875% Convertible Senior Subordinated Notes - Exchange Transactions" within Note 7) under agreements that were entered into prior to December 31,2016, but not consummated until January 5, 2017. No reclassification was required as of October 1, 2017.
Note 11 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
Effective income tax rate	11.2%	10.2%	8.9%	9.3%
The effective income tax rate for the three and nine months ended October 1, 2017 was 11.2% and 8.9%, respectively, and 10.2% and 9.3% for the three and nine months ended September 25, 2016, respectively. The effective income tax rate for the three months ended October 1, 2017, as compared to the prior year period, reflects a tax cost associated with an increase in the estimated deferred tax with respect to non-permanently reinvested income.

Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. As of October 1, 2017, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
Net pension and other postretirement benefits expense (income) consist of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Nine Months Ended		Other Postretirement Benefits Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in thousands)
Service cost	$725	$656	$61	$44	$2,162	$1,963	$210	$266
Interest cost	3,773	3,948	426	383	11,347	11,797	1,183	1,196
Expected return on plan assets	(6,607)	(6,209)	—	—	(20,100)	(18,606)	—	—
Net amortization and deferral	1,668	1,781	75	63	5,049	4,937	206	177
Net benefits expense (income)	$(441)	$176	$562	$490	$(1,542)	$91	$1,599	$1,639
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At October 1, 2017, the Company has recorded $1.1 million and $5.8 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of October 1, 2017. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of October 1, 2017, the Company has recorded accrued liabilities of $8.6 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amount accrued as of October 1, 2017, $5.0 million pertains to discontinued operations.
During the first quarter 2017, Teleflex Medical Trading (Shanghai) Company, Ltd. (“Teleflex Shanghai”), one of the Company’s subsidiaries, eliminated a key distributor within its sales channel in China and undertook a distributor to direct sales conversion within that channel. On March 24, 2017, the distributor submitted an application with the Shanghai International Economy and Trade Arbitration Commission (“SHIAC”) for arbitration alleging, among other things, that Teleflex Shanghai wrongfully terminated its relationship with the distributor. Pursuant to a supplementary submission filed by the distributor with SHIAC in July 2017, the distributor is seeking to recover RMB 51.2 million ($7.5 million) in damages, and is also seeking to compel Teleflex Shanghai to repurchase Teleflex products that the distributor claims it purchased from Teleflex Shanghai at a total price of RMB 97.5 million ($14.4 million). Teleflex Shanghai has filed a counterclaim seeking payment from the distributor of RMB 61.2 million ($9.0 million) in respect of outstanding trade receivables owed by the distributor to Teleflex Shanghai. Although the parties are exploring settlement of the claims, Teleflex Shanghai continues to vigorously contest the distributor's claim for damages. The Company has accrued a liability representing its best estimate of probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters.
In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company filed an appeal with the Louisiana Court of Appeal, and the plaintiff filed a cross-appeal, seeking to overturn the trial court’s denial of pre-judgment interest on the punitive damages award. On June 29, 2016, the Louisiana Court of Appeal affirmed the trial court verdict in all respects. The Company and the plaintiff filed applications for a writ of certiorari (a request for review) to the Louisiana Supreme Court. On January 13, 2017, the Louisiana Supreme Court granted the Company's writ application, and oral arguments were held on May 1, 2017. On October 18, 2017, the Louisiana Supreme Court issued its decision, affirming the lower court’s judgment in part and reducing the amount of punitive damages awarded to the plaintiff from $23.0 million to $4.3 million. On November 1, 2017, the Company filed an application for a rehearing before the Louisiana Supreme Court. As of October 1, 2017, the Company has accrued a $5.0 million liability, including punitive and compensatory damages as well as interest, representing its best estimate of probable loss associated with this matter, which is included in the Company’s accrued liabilities for litigation matters relating to discontinued operations.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

liquidity. Legal costs such as outside counsel fees and expenses are charged to selling, general and administrative expenses in the period incurred.
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of October 1, 2017, the most significant tax examinations in process are in Canada, Germany and the United States. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts its reserves to address developments with respect to these uncertain tax positions. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
Other: The Company has various purchase commitments for materials, supplies and other items occurring in the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.
Note 14 — Segment information
The following tables present the Company’s segment results for the three and nine months ended October 1, 2017 and September 25, 2016:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in thousands)		(Dollars in thousands)
Revenue
Vascular North America	$90,979	$85,118	$278,350	$254,817
Anesthesia North America	50,819	48,670	148,107	143,821
Surgical North America	40,804	41,827	131,464	123,904
EMEA	131,517	121,398	394,212	375,198
Asia	72,387	64,087	185,328	176,434
OEM	48,589	41,418	137,067	115,693
All other	99,608	53,130	276,669	164,227
Consolidated net revenues	$534,703	$455,648	$1,551,197	$1,354,094

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in thousands)		(Dollars in thousands)
Operating profit
Vascular North America	$25,212	$21,781	$75,286	$63,431
Anesthesia North America	15,684	13,954	49,727	41,181
Surgical North America	13,618	14,050	47,285	39,654
EMEA	24,187	16,576	69,677	61,563
Asia	20,217	18,072	49,619	52,831
OEM	12,256	10,201	31,714	24,605
All other	11,987	3,444	16,953	16,623
Total segment operating profit (1)	123,161	98,078	340,261	299,888
Unallocated expenses (2)	(12,807)	(11,591)	(58,886)	(47,463)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$110,354	$86,487	$281,375	$252,425

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

amounts of one of several items (such as net revenues, numbers of employees, and amount of time spent), depending on the category of expense involved.

(2)	Unallocated expenses primarily include manufacturing variances other than fixed manufacturing cost absorption variances, restructuring charges and gain on sale of assets.
Note 15 — Condensed consolidating guarantor financial information
Teleflex Incorporated (the "Parent Company") is the issuer of its 5.25% Senior Notes due 2024 (the "2024 Notes") and 4.875% Senior Notes due 2026 (the "2026 Notes"). Payment of the Parent Company's obligations under the 2024 Notes and 2026 Notes is guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three and nine months ended October 1, 2017 and September 25, 2016, condensed consolidating balance sheets as of October 1, 2017 and December 31, 2016 and condensed consolidating statements of cash flows for the nine months ended October 1, 2017 and September 25, 2016, provide consolidated information for:

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 1, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$335,051	$303,676	$(104,024)	$534,703
Cost of goods sold	—	194,262	149,302	(104,088)	239,476
Gross profit	—	140,789	154,374	64	295,227
Selling, general and administrative expenses	10,536	89,315	64,046	(126)	163,771
Research and development expenses	220	14,788	6,186	—	21,194
Restructuring charges (credits)	—	552	(644)	—	(92)
(Loss) income from continuing operations before interest and taxes	(10,756)	36,134	84,786	190	110,354
Interest, net	53,521	(33,392)	849	—	20,978
(Loss) income from continuing operations before taxes	(64,277)	69,526	83,937	190	89,376
(Benefit) taxes on (loss) income from continuing operations	(30,845)	23,453	17,364	6	9,978
Equity in net income of consolidated subsidiaries	112,830	61,027	257	(174,114)	—
Income from continuing operations	79,398	107,100	66,830	(173,930)	79,398
Operating loss from discontinued operations	(3,749)	—	—	—	(3,749)
Benefit on loss from discontinued operations	(1,366)	—	—	—	(1,366)
Loss from discontinued operations	(2,383)	—	—	—	(2,383)
Net income	77,015	107,100	66,830	(173,930)	77,015
Other comprehensive income	43,845	30,196	56,286	(86,482)	43,845
Comprehensive income	$120,860	$137,296	$123,116	$(260,412)	$120,860

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 25, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$270,610	$281,258	$(96,220)	$455,648
Cost of goods sold	—	163,052	147,240	(96,246)	214,046
Gross profit	—	107,558	134,018	26	241,602
Selling, general and administrative expenses	11,208	80,333	48,285	(29)	139,797
Research and development expenses	179	8,422	6,466	—	15,067
Restructuring charges	380	1,712	935	—	3,027
(Gain) loss on sale of assets	(2,707)	104	(173)	—	(2,776)
(Loss) income from continuing operations before interest and taxes	(9,060)	16,987	78,505	55	86,487
Interest, net	41,344	(29,612)	1,041	—	12,773
(Loss) income from continuing operations before taxes	(50,404)	46,599	77,464	55	73,714
(Benefit) taxes on (loss) income from continuing operations	(18,017)	13,166	12,437	(72)	7,514
Equity in net income of consolidated subsidiaries	98,544	57,837	183	(156,564)	—
Income from continuing operations	66,157	91,270	65,210	(156,437)	66,200
Operating income from discontinued operations	260	—	—	—	260
Taxes on income from discontinued operations	95	—	43	—	138
Income (loss) from discontinued operations	165	—	(43)	—	122
Net income attributable to common shareholders	66,322	91,270	65,167	(156,437)	66,322
Other comprehensive income (loss) attributable to common shareholders	1,053	(501)	1,243	(742)	1,053
Comprehensive income attributable to common shareholders	$67,375	$90,769	$66,410	$(157,179)	$67,375

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended October 1, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$989,314	$876,968	$(315,085)	$1,551,197
Cost of goods sold	—	576,465	445,638	(311,977)	710,126
Gross profit	—	412,849	431,330	(3,108)	841,071
Selling, general and administrative expenses	38,523	278,529	169,224	398	486,674
Research and development expenses	719	39,568	19,012	—	59,299
Restructuring charges	—	7,261	6,462	—	13,723
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(39,242)	87,491	236,632	(3,506)	281,375
Interest, net	152,268	(96,776)	2,776	—	58,268
Loss on extinguishment of debt	5,593	—	—	—	5,593
(Loss) income from continuing operations before taxes	(197,103)	184,267	233,856	(3,506)	217,514
(Benefit) taxes on (loss) income from continuing operations	(83,867)	60,061	43,803	(593)	19,404
Equity in net income of consolidated subsidiaries	311,346	175,690	713	(487,749)	—
Income from continuing operations	198,110	299,896	190,766	(490,662)	198,110
Operating loss from discontinued operations	(4,597)	—	—	—	(4,597)
Benefit on loss from discontinued operations	(1,675)	—	—	—	(1,675)
Loss from discontinued operations	(2,922)	—	—	—	(2,922)
Net income	195,188	299,896	190,766	(490,662)	195,188
Other comprehensive income	163,267	147,727	179,561	(327,288)	163,267
Comprehensive income	$358,455	$447,623	$370,327	$(817,950)	$358,455

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	October 1, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$45,189	$748,412	$223,972	$—	$1,017,573
Accounts receivable, net	2,232	36,055	263,725	4,460	306,472
Accounts receivable from consolidated subsidiaries	9,095	2,273,240	359,560	(2,641,895)	—
Inventories, net	—	236,355	174,561	(28,499)	382,417
Prepaid expenses and other current assets	15,492	8,722	24,048	3,337	51,599
Prepaid taxes	—	—	8,690	—	8,690
Total current assets	72,008	3,302,784	1,054,556	(2,662,597)	1,766,751
Property, plant and equipment, net	2,247	209,966	162,248	—	374,461
Goodwill	—	902,429	983,728	—	1,886,157
Intangibles assets, net	—	612,745	994,198	—	1,606,943
Investments in consolidated subsidiaries	7,245,740	1,801,602	23,546	(9,070,888)	—
Deferred tax assets	—	—	5,496	(3,476)	2,020
Notes receivable and other amounts due from consolidated subsidiaries	2,082,206	2,256,368	—	(4,338,574)	—
Other assets	29,378	6,308	8,715	—	44,401
Total assets	$9,431,579	$9,092,202	$3,232,487	$(16,075,535)	$5,680,733
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$27,250	$—	$50,000	$—	$77,250
Accounts payable	2,343	47,014	36,062	—	85,419
Accounts payable to consolidated subsidiaries	2,307,797	275,465	58,633	(2,641,895)	—
Accrued expenses	20,127	24,398	43,570	—	88,095
Current portion of contingent consideration	—	591	—	—	591
Payroll and benefit-related liabilities	19,973	28,011	40,107	—	88,091
Accrued interest	13,402	—	28	—	13,430
Income taxes payable	2,168	—	11,282	(593)	12,857
Other current liabilities	344	5,335	3,233	—	8,912
Total current liabilities	2,393,404	380,814	242,915	(2,642,488)	374,645
Long-term borrowings	2,172,805	—	—	—	2,172,805
Deferred tax liabilities	118,891	314,168	42,084	(3,476)	471,667
Pension and postretirement benefit liabilities	67,836	30,928	17,677	—	116,441
Noncurrent liability for uncertain tax positions	2,035	9,175	3,028	—	14,238
Notes payable and other amounts due to consolidated subsidiaries	2,178,181	1,954,051	206,342	(4,338,574)	—
Other liabilities	25,950	13,943	18,567	—	58,460
Total liabilities	6,959,102	2,703,079	530,613	(6,984,538)	3,208,256
Total shareholders' equity	2,472,477	6,389,123	2,701,874	(9,090,997)	2,472,477
Total liabilities and shareholders' equity	$9,431,579	$9,092,202	$3,232,487	$(16,075,535)	$5,680,733

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$14,571	$1,031	$528,187	$—	$543,789
Accounts receivable, net	2,551	8,768	255,815	4,859	271,993
Accounts receivable from consolidated subsidiaries	4,861	2,176,059	309,149	(2,490,069)	—
Inventories, net	—	200,852	140,406	(25,087)	316,171
Prepaid expenses and other current assets	14,239	5,332	17,474	3,337	40,382
Prepaid taxes	—	—	7,766	413	8,179
Assets held for sale	—	—	2,879	—	2,879
Total current assets	36,222	2,392,042	1,261,676	(2,506,547)	1,183,393
Property, plant and equipment, net	2,566	163,847	136,486	—	302,899
Goodwill	—	708,546	568,174	—	1,276,720
Intangibles assets, net	—	640,999	450,664	—	1,091,663
Investments in consolidated subsidiaries	6,022,042	1,519,031	23,685	(7,564,758)	—
Deferred tax assets	73,051	—	5,185	(76,524)	1,712
Notes receivable and other amounts due from consolidated subsidiaries	1,387,615	2,085,538	—	(3,473,153)	—
Other assets	22,295	6,254	6,277	—	34,826
Total assets	$7,543,791	$7,516,257	$2,452,147	$(13,620,982)	$3,891,213
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$133,071	$—	$50,000	$—	$183,071
Accounts payable	4,540	30,924	33,936	—	69,400
Accounts payable to consolidated subsidiaries	2,242,814	214,203	33,052	(2,490,069)	—
Accrued expenses	16,827	18,126	30,196	—	65,149
Current portion of contingent consideration	—	587	—	—	587
Payroll and benefit-related liabilities	20,610	26,672	35,397	—	82,679
Accrued interest	10,429	—	21	—	10,450
Income taxes payable	1,246	—	6,577	85	7,908
Other current liabilities	2,262	3,643	2,497	—	8,402
Total current liabilities	2,431,799	294,155	191,676	(2,489,984)	427,646
Long-term borrowings	850,252	—	—	—	850,252
Deferred tax liabilities	—	316,526	31,375	(76,524)	271,377
Pension and postretirement benefit liabilities	85,645	31,561	15,856	—	133,062
Noncurrent liability for uncertain tax positions	1,169	13,684	2,667	—	17,520
Notes payable and other amounts due to consolidated subsidiaries	2,011,737	1,264,004	197,412	(3,473,153)	—
Other liabilities	23,848	15,695	12,472	—	52,015
Total liabilities	5,404,450	1,935,625	451,458	(6,039,661)	1,751,872
Convertible notes - redeemable equity component	1,824	—	—	—	1,824
Mezzanine equity	1,824	—	—	—	1,824
Total shareholders' equity	2,137,517	5,580,632	2,000,689	(7,581,321)	2,137,517
Total liabilities and shareholders' equity	$7,543,791	$7,516,257	$2,452,147	$(13,620,982)	$3,891,213

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended October 1, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(156,643)	$300,961	$237,308	$(61,918)	$319,708
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(233)	(27,527)	(26,217)	—	(53,977)
Proceeds from sale of assets and investments	464,982	—	6,332	(464,982)	6,332
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	—	(35,187)	—	(1,010,711)
Net cash used in investing activities from continuing operations	(510,775)	(27,527)	(55,072)	(464,982)	(1,058,356)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,963,500	—	—	—	1,963,500
Reduction in borrowings	(747,576)	—	—	—	(747,576)
Debt extinguishment, issuance and amendment fees	(19,114)	—	—	—	(19,114)
Net proceeds from share based compensation plans and the related tax impacts	4,739	—	—	—	4,739
Payments for contingent consideration	—	(245)	—	—	(245)
Dividends paid	(45,905)	—	—	—	(45,905)
Intercompany transactions	(456,468)	474,192	(482,706)	464,982	—
Intercompany dividends paid	—	—	(61,918)	61,918	—
Net cash provided by (used in) financing activities from continuing operations	699,176	473,947	(544,624)	526,900	1,155,399
Cash flows from discontinued operations:
Net cash used in operating activities	(1,140)	—	—	—	(1,140)
Net cash used in discontinued operations	(1,140)	—	—	—	(1,140)
Effect of exchange rate changes on cash and cash equivalents	—	—	58,173	—	58,173
Net increase in cash and cash equivalents	30,618	747,381	(304,215)	—	473,784
Cash and cash equivalents at the beginning of the period	14,571	1,031	528,187	—	543,789
Cash and cash equivalents at the end of the period	$45,189	$748,412	$223,972	$—	$1,017,573

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 25, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(72,542)	$123,249	$253,166	$(2,275)	$301,598
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(191)	(15,713)	(20,008)	—	(35,912)
Proceeds from sale of assets	5,607	49,571	1,451	(46,837)	9,792
Payments for businesses and intangibles acquired, net of cash acquired	—	(10,305)	(50,572)	46,837	(14,040)
Net cash (used in) provided by investing activities from continuing operations	5,416	23,553	(69,129)	—	(40,160)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	665,000	—	6,700	—	671,700
Reduction in borrowings	(714,487)	—	—	—	(714,487)
Debt extinguishment, issuance and amendment fees	(8,958)	—	—	—	(8,958)
Net proceeds from share based compensation plans and the related tax impacts	7,647	—	—	—	7,647
Payments to noncontrolling interest shareholders	—	—	(464)	—	(464)
Payments for contingent consideration	—	(133)	—	—	(133)
Payments for acquisition of noncontrolling interest	—	—	(9,231)	—	(9,231)
Dividends paid	(43,980)	—	—	—	(43,980)
Intercompany transactions	175,203	(145,645)	(29,558)	—	—
Intercompany dividends paid	—	—	(2,275)	2,275	—
Net cash provided by (used in) financing activities from continuing operations	80,425	(145,778)	(34,828)	2,275	(97,906)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,451)	—	—	—	(1,451)
Net cash used in discontinued operations	(1,451)	—	—	—	(1,451)
Effect of exchange rate changes on cash and cash equivalents	—	—	(988)	—	(988)
Net increase in cash and cash equivalents	11,848	1,024	148,221	—	161,093
Cash and cash equivalents at the beginning of the period	21,612	—	316,754	—	338,366
Cash and cash equivalents at the end of the period	$33,460	$1,024	$464,975	$—	$499,459

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 16 — Subsequent event

NeoTract Acquisition
On October 2, 2017, the Company completed the acquisition of NeoTract, a privately-held company, pursuant to an Agreement and Plan of Merger, dated as of September 4, 2017. NeoTract is a medical device company that has developed and commercialized the UroLift® System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. Under the terms of the agreement, the Company acquired NeoTract for an initial purchase price $725 million in cash, subject to customary purchase price adjustments. In addition, the agreement also provides for four milestone payments by the Company of up to $375 million in the aggregate if certain sales goals are met. The milestone payments are based on net sales (as defined in the agreement) for the periods from January 1, 2018 through April 30, 2018 and the years ended December 31, 2018, 2019 and 2020. The acquisition was financed using borrowings under the Company's revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of healthcare reform legislation and proposals to amend the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, sovereign debt issues and the impact of the United Kingdom’s vote to leave the European Union; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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
On February 17, 2017, we acquired Vascular Solutions, Inc. (“Vascular Solutions”) for $975.5 million, net of cash acquired. Vascular Solutions was a medical device company that developed and marketed clinical products for use in minimally invasive coronary and peripheral vascular procedures. The acquisition is expected to meaningfully accelerate the growth of our vascular and interventional access product portfolios by facilitating our further penetration of the coronary and peripheral vascular market, and by generating increased cross-portfolio selling opportunities to both our and Vascular Solutions' customer bases. We financed the acquisition through a combination of borrowings under our revolving credit facility, which was increased in anticipation of the acquisition, and a new senior secured term loan facility, both of which were provided under our amended and restated credit agreement (the "Credit Agreement"), which is described in more detail below under "Borrowings" within "Liquidity and Capital Resources".
On October 2, 2017, we completed the acquisition of NeoTract, Inc. ("NeoTract"), a privately-held medical device company that has developed and commercialized the UroLift® System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. Under the terms of the agreement, we acquired NeoTract for an upfront cash payment of $725 million, subject to customary purchase price adjustments. We may pay additional consideration of up to $375 million if specified net sales goals through the end of 2020 are achieved. The acquisition of NeoTract was financed using borrowings under our revolving credit facility. See Note 16 to the condensed consolidated financial statements included in this report for additional information.
During the nine months ended October 1, 2017, we also completed acquisitions related to our anesthesia and respiratory product portfolios. The total fair value of the consideration related to these acquisitions was $39.2 million.
During 2016, we completed acquisitions of businesses that are included in our OEM and Asia reportable operating segments. In addition, during 2016, we acquired the remaining 26% ownership interest in an Indian affiliate from the noncontrolling shareholders. The total fair value of the consideration we paid in these transactions was $22.8 million.
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
Results of Operations
As used in this discussion, "new products" are products for which commercial sales have commenced within the past 36 months, and “existing products” are products for which commercial sales commenced more than 36 months ago. Discussion of results of operations items that reference the effect of one or more acquired businesses (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects, for the first 12 months following the acquisition or termination of a distributor, the impact on the pricing of our products resulting from the elimination of the distributor from the sales channel. To the extent an acquired distributor had pre-acquisition sales of products other than ours, the impact of the post-acquisition sales of those products on our results of operations is included within our discussion of the impact of acquired businesses.
Certain financial information is presented on a rounded basis, which may cause minor differences.

Net Revenues

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in millions)		(Dollars in millions)
Net Revenues	$534.7	$455.6	$1,551.2	$1,354.1
Net revenues for the three months ended October 1, 2017 increased $79.1 million, or 17.4%, compared to the prior year period. The increase is primarily attributable to net revenues of $48.2 million generated by acquired businesses, mainly Vascular Solutions, and to a lesser extent by increases in sales volumes of existing products of $11.0 million and new product sales.
Net revenues for the nine months ended October 1, 2017 increased $197.1 million, or 14.6%, compared to the prior year period. The increase is primarily attributable to net revenues of $122.2 million generated by acquired businesses, mainly Vascular Solutions, and to a lesser extent by increases in sales volumes of existing products of $44.7 million and new product sales.
Gross profit

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in millions)		(Dollars in millions)
Gross profit	$295.2	$241.6	$841.1	$723.1
Percentage of sales	55.2%	53.0%	54.2%	53.4%
Gross margin for the three months ended October 1, 2017 increased 220 basis points, or 4.2% compared to the prior year period. The increase in gross margin reflects the impact of an increase in sales of higher margin products, manufacturing cost improvements resulting from the 2016 and 2015 footprint realignment plans and gross margin generated by our acquired businesses, primarily Vascular Solutions.

Gross margin for the nine months ended October 1, 2017 increased 80 basis points, or 1.5%, compared to the prior year period. The increase in gross margin reflects the impact of increases in prices and sales volumes, primarily in our Vascular North America and Asia operating segments, as well as lower manufacturing costs. Manufacturing costs were impacted by cost improvement initiatives, including the 2016 and 2014 footprint realignment plans partially offset by higher logistics and distribution costs. The increases in gross margin were partially offset by the unfavorable $10.4 million impact of the step-up in carrying value of inventory recognized in connection with the Vascular Solutions acquisition, that was sold during the nine months ended October 1, 2017.

Selling, general and administrative

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in millions)		(Dollars in millions)
Selling, general and administrative	$163.8	$139.8	$486.7	$419.1
Percentage of sales	30.6%	30.7%	31.4%	31.0%
Selling, general and administrative expenses for the three months ended October 1, 2017 increased $24.0 million compared to the prior year period. The increase is primarily attributable to $16.5 million in expenses related to acquired businesses and distributor to direct conversions and a $5.3 million increase in general and administrative expenses.
Selling, general and administrative expenses for the nine months ended October 1, 2017 increased $67.6 million compared to the prior year period. The increase is primarily attributable to $51.5 million in expenses related to acquired businesses and distributor to direct conversions, a $13.6 million increase in general and administrative expenses, including litigation related costs, and a $7.8 million increase in selling expenses. These increases were partially offset by a gain of $6.4 million resulting from a favorable ruling in a lawsuit involving an insurance provider.
Research and development

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in millions)		(Dollars in millions)
Research and development	$21.2	$15.1	$59.3	$42.9
Percentage of sales	4.0%	3.3%	3.8%	3.2%
The increase in research and development expense for the three and nine months ended October 1, 2017 compared to the prior year periods is primarily attributable to expenses incurred by our Vascular Solutions operating segment. Additionally, research and development expenses for the nine months ended October 1, 2017 were impacted by increased spending on new product development with respect to several of our segments.
Restructuring (credits) charges

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in millions)		(Dollars in millions)
Restructuring (credits) charges	$(0.1)	$3.0	$13.7	$12.9

For the three months ended October 1, 2017, we recorded $0.1 million in net restructuring credits, which primarily related to changes in estimates with respect to termination benefits.
For the nine months ended October 1, 2017, we recorded $13.7 million in restructuring charges. The charges primarily related to termination benefits associated with the 2017 EMEA restructuring program and the 2017 Vascular Solutions integration program, which were $5.8 million and $4.5 million, respectively.
For the three and nine months ended September 25, 2016, we recorded $3.0 million and $12.9 million, respectively, in restructuring charges primarily related to termination benefits associated with our 2016 other restructuring programs and 2016 Footprint realignment plan (both of which are described in Note 4 to the consolidated condensed financial statements included in this report).
In addition to the restructuring programs initiated during 2017, we have other ongoing restructuring programs related to the consolidation of our manufacturing operations (referred to as our 2016 and 2014 footprint realignment plans) as well as restructuring programs designed to improve operating efficiencies and reduce costs. See Note 4 to the condensed consolidated financial statements included in this report. With respect to our restructuring plans and programs, the table below summarizes (1) the estimated total cost and estimated annual pre-tax savings and synergies once the programs are completed; (2) the costs incurred and estimated pre-tax savings realized through December 31, 2016; and (3) the costs expected to be incurred and estimated incremental pre-tax savings and synergies estimated to be realized for these programs from January 1, 2017 through the anticipated completion dates. During the quarter ended October 1, 2017, we increased the range of estimated aggregate annual pre-tax savings we expect to realize from these programs from $60 million to $71 million to $67 million to $75 million to reflect incremental savings identified across several of our restructuring programs.

	Ongoing Restructuring Plans and Programs
	Estimated Total	Through December 31, 2016	Estimated Remaining from January 1, 2017 through December 31, 2021(2)
	(Dollars in millions)
Restructuring charges	$52 - $60	$33	$19 - $27
Restructuring related charges (1)	53 - 65	30	23 - 35
Total charges	$105 - $125	$63	$42 - $62

Pre-tax savings (3)	$67 - $75	$31	$36 - $44
Vascular Solutions and Pyng integration programs - synergies (4)	$21 - $27	—	$21 - $27

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

(4)
While pre-tax savings address anticipated cost savings to be realized with respect to our historical expense items, synergies reflect anticipated efficiencies to be realized with respect to increased costs that otherwise would have resulted from our acquisition of Vascular Solutions and Pyng Medical Corp. ("Pyng," which we acquired in April 2017). In this regard, the synergies are expected to result from the elimination of redundancies between our operations and Vascular Solutions’ and Pyng's operations, principally through the elimination of personnel redundancies.

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

Interest expense

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in millions)		(Dollars in millions)
Interest expense	$21.3	$12.9	$58.9	$38.6
Average interest rate on debt	3.8%	4.1%	3.6%	3.7%
The increase in interest expense for the three months ended October 1, 2017 compared to the prior year period was primarily due to an increase in average debt outstanding, mainly attributable to borrowings under the Credit Agreement that were utilized to fund the Vascular Solutions acquisition and the pending NeoTract acquisition partially offset by a slight decline in the average interest rate on debt.
The increase in interest expense for the nine months ended October 1, 2017 compared to the prior year period was primarily due to an increase in average debt outstanding, as well as interest expense of $2.1 million incurred in connection with a bridge facility and backstop commitment related to our entry into the agreement and plan of merger under which we ultimately acquired Vascular Solutions. The bridge facility and backstop commitment were put in place on December 1, 2016 to, among other things, enable us to finance the acquisition of Vascular Solutions. The bridge facility and backstop commitment were not utilized, as the required financing was provided under the Credit Agreement. The increases were partially offset by a slight decline in the average interest rate on debt.
Loss on extinguishment of debt

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Dollars in millions)		(Dollars in millions)
Loss on extinguishment of debt	$—	$—	$5.6	$19.3
For the nine months ended October 1, 2017, we recognized a $5.6 million loss on the extinguishment of debt, of which $5.2 million related to our repurchase, on January 5, 2017, of our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") through exchange transactions we entered into with certain holders of the Convertible Notes and $0.4 million related to the amendment and restatement of our previous credit agreement, which was considered a partial extinguishment of debt.
For the nine months ended September 25, 2016, we recognized a $19.3 million loss on the extinguishment of debt, of which $16.3 million related to our repurchase, on April 4, 2016, of Convertible Notes through exchange transactions we entered into with certain holders of the Convertible Notes and $3.0 million related to conversions of $44.3 million aggregate principal amount of the Convertible Notes.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
Effective income tax rate	11.2%	10.2%	8.9%	9.3%

The effective income tax rate for the three and nine months ended October 1, 2017 was 11.2% and 8.9%, respectively, and 10.2% and 9.3% for the three and nine months ended September 25, 2016, respectively. The effective income tax rate for the three months ended October 1, 2017, as compared to the prior year period, reflects a tax cost associated with an increase in the estimated deferred tax with respect to non-permanently reinvested income.

Segment Financial Information

	Three Months Ended			Nine Months Ended
	October 1, 2017	September 25, 2016	% Increase/ (Decrease)	October 1, 2017	September 25, 2016	% Increase/ (Decrease)
Segment Revenue	(Dollars in millions)			(Dollars in millions)
Vascular North America	$91.0	$85.1	6.9	$278.3	$254.8	9.2
Anesthesia North America	50.8	48.7	4.4	148.1	143.9	3.0
Surgical North America	40.8	41.9	(2.4)	131.5	123.9	6.1
EMEA	131.5	121.4	8.3	394.2	375.2	5.1
Asia	72.4	64.0	13.0	185.3	176.4	5.0
OEM	48.6	41.4	17.3	137.1	115.7	18.5
All other	99.6	53.1	87.5	276.7	164.2	68.5
Segment net revenues	$534.7	$455.6	17.4	$1,551.2	$1,354.1	14.6

	Three Months Ended			Nine Months Ended
	October 1, 2017	September 25, 2016	% Increase/ (Decrease)	October 1, 2017	September 25, 2016	% Increase/ (Decrease)
Segment Operating Profit	(Dollars in millions)			(Dollars in millions)
Vascular North America	$25.2	$21.7	15.8	$75.3	$63.4	18.7
Anesthesia North America	15.7	14.0	12.4	49.7	41.2	20.8
Surgical North America	13.6	14.1	(3.1)	47.3	39.7	19.2
EMEA	24.2	16.6	45.9	69.7	61.6	13.2
Asia	20.2	18.1	11.9	49.6	52.9	(6.1)
OEM	12.3	10.2	20.1	31.7	24.6	28.9
All other	12.0	3.4	248.1	17.0	16.5	2.0
Segment operating profit (1)	$123.2	$98.1	25.6	$340.3	$299.9	13.5

(1)
See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.

Comparison of the three and nine months ended October 1, 2017 and September 25, 2016
Vascular North America
Vascular North America net revenues for the three months ended October 1, 2017 increased $5.9 million, or 6.9% compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $3.1 million, as well as increases in new product sales and prices.
Vascular North America net revenues for the nine months ended October 1, 2017 increased $23.5 million, or 9.2% compared to the prior year period. The increase is primarily attributable to a $15.0 million increase in sales volumes of existing products, reflecting, in part, the impact of a 4 day increase in the number of shipping days within the nine months ended October 1, 2017, as well as an increase in new product sales.
Vascular North America operating profit for the three months ended October 1, 2017 increased $3.5 million, or 15.8%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from higher sales volumes and price increases, partially offset by higher research and development expenses as well as higher general and administrative expenses.
Vascular North America operating profit for the nine months ended October 1, 2017 increased $11.9 million, or 18.7% compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from higher sales volumes, partially offset by higher research and development expenses as well as higher general and administrative expenses.

Anesthesia North America
Anesthesia North America net revenues for the three months ended October 1, 2017 increased $2.1 million, or 4.4% compared to the prior year period. The increase in net revenues is primarily attributable to net revenues of $1.7 million generated by an acquired business.
Anesthesia North America net revenues for the nine months ended October 1, 2017 increased $4.2 million, or 3.0%, compared to the prior year period. The increase is primarily attributable to a $2.9 million increase in new product sales and net revenues of $2.8 million generated by an acquired business. These increases were partially offset by a $2.5 million net decrease in sales volumes of existing products despite a 4 day increase in the number of shipping days within the nine months ended October 1, 2017.
Anesthesia North America operating profit for the three months ended October 1, 2017 increased $1.7 million, or 12.4% compared to the prior year period. The increase is primarily attributable to gross profit generated by an acquired business.

Anesthesia North America operating profit for the nine months ended October 1, 2017 increased $8.5 million, or 20.8% compared to the prior year period. The increase is primarily attributable to a gain of $6.4 million resulting from a favorable ruling in a lawsuit involving an insurance provider and an increase in gross profit resulting from lower manufacturing costs and the impact of an increase in new product sales partially offset by unfavorable mix.
Surgical North America
Surgical North America net revenues for the three months ended October 1, 2017 decreased $1.1 million, or 2.4%, compared to the prior year period. The decrease is primarily attributable to a $2.4 million decrease in sales volumes of existing products partially offset by price increases and new product sales.
Surgical North America net revenues for the nine months ended October 1, 2017 increased $7.6 million, or 6.1%, compared to the prior year period. The increase is primarily attributable to a $4.0 million increase in new product sales as well as increases in prices and sales volumes of existing products resulting from a 4 day increase in the number of shipping days within the nine months ended October 1, 2017.
Surgical North America operating profit for the three months ended October 1, 2017 decreased $0.5 million, or 3.1%, compared to the prior year period. The decrease is primarily attributable to a decline in gross profit due to lower sales volumes.
Surgical North America operating profit for the nine months ended October 1, 2017 increased $7.6 million, or 19.2%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from increases in new product sales and prices.
EMEA
EMEA net revenues for the three months ended October 1, 2017 increased $10.1 million, or 8.3%, compared to the prior year period. The increase is primarily attributable to favorable fluctuations in foreign currency exchange rates of $6.0 million and an increase in sales volumes of existing products.
EMEA net revenues for the nine months ended October 1, 2017 increased $19.0 million, or 5.1%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $15.7 million, including the impact of a 4 day increase in the number of shipping days within the nine months ended October 1, 2017, and an increase in new product sales.
EMEA operating profit for the three months ended October 1, 2017 increased $7.6 million, or 45.9%, compared to the prior year period. The increase is primarily attributable to lower operating expenses as well as an increase in gross profit resulting from the impact of favorable fluctuations in foreign currency exchange rates and higher sales volumes.
EMEA operating profit for the nine months ended October 1, 2017 increased $8.1 million, or 13.2%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from higher sales volumes as well as lower operating expenses, partially offset by the impact of unfavorable fluctuations in foreign currency exchange rates.

Asia
Asia net revenues for the three months ended October 1, 2017 increased $8.4 million, or 13.0%, compared to the prior year period. The increase is primarily attributable to higher sales volumes of existing products of $5.6 million as well as new product sales.
Asia net revenues for the nine months ended October 1, 2017 increased $8.9 million, or 5.0%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $3.7 million, an increase in new product sales of $2.8 million and price increases of $2.6 million. We experienced a decline in sales volumes in China resulting from the impact of the distributor to direct sales conversion, but this decline was more than offset by a net increase in sales volumes in the remainder of the Asia segment. As previously disclosed, we expected to experience a decline in sales and operating profit in our Asia segment during 2017 as our former distributor liquidates its inventory of our products and we implement our new structure to support these sales. During the first quarter 2017, the distributor commenced an arbitration proceeding against us, seeking, among other things, to compel our repurchase of Teleflex products that the distributor alleges are currently held in its inventory. See Note 13 to the condensed consolidated financial statements included in this report for additional information.
Asia operating profit for the three months ended October 1, 2017 increased $2.1 million, or 11.9%, compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from higher sales volumes, partially offset by greater selling, general and administrative expenses, including those resulting from the distributor to direct conversion and related arbitration in China mentioned above.
Asia operating profit for the nine months ended October 1, 2017 decreased $3.3 million or 6.1%, compared to the prior year period. The decrease was primarily attributable to higher selling, general and administrative expenses, including those resulting from the distributor to direct sales conversion and related arbitration in China mentioned above, and the impact of unfavorable fluctuations in foreign currency exchange rates, partially offset by an increase in gross profit resulting from higher sales volumes and the impact of price increases.
OEM
OEM net revenues for the three months ended October 1, 2017 increased $7.2 million, or 17.3%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $3.0 million, net revenues of $2.1 million generated by an acquired business and an increase in new product sales.
OEM net revenues for the nine months ended October 1, 2017 increased $21.4 million, or 18.5%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $12.9 million and net revenues of $7.7 million generated by an acquired business.
OEM operating profit for the three months ended October 1, 2017 increased $2.1 million, or 20.1%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from greater sales volumes.
OEM operating profit for the nine months ended October 1, 2017 increased $7.1 million, or 28.9%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from greater sales volumes and gross profit generated by an acquired business, partially offset by higher operating expenses, including those incurred by the acquired business.
All Other
Net revenues for our other operating segments increased $46.5 million, or 87.5%, and $112.5 million, or 68.5%, for the three and nine months ended October 1, 2017, respectively, compared to the prior year periods. The increase is primarily attributable to net revenues of $43.9 million and $110.5 million for the three and nine months ended October 1, 2017, respectively, generated by Vascular Solutions.
Operating profit for our other operating segments for the three months ended October 1, 2017 increased $8.6 million, or 248.1%, compared to the prior year period. The increase is primarily attributable to operating profit generated by Vascular Solutions.
Operating profit for our other operating segments increased $0.5 million or 2.0% for the nine months ended October 1, 2017, compared to the prior year period. The increase is primarily attributable to operating profit generated by our Latin America and Cardiac segments. The gross profit generated by Vascular Solutions' product sales was more than offset by expenses incurred in connection with the acquisition and ongoing operations of Vascular Solutions.

Liquidity and Capital Resources
We believe our cash flow from operations, available cash and cash equivalents, and borrowings under our revolving credit facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to cash payment of additional United States income taxes or foreign withholding taxes, these funds could be repatriated, if necessary. Any resulting additional taxes could be offset, at least in part, by foreign tax credits. The amount of any taxes required to be paid, which could be significant, and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expense because taxes have been provided for on unremitted foreign earnings that we do not consider permanently reinvested. Of our $1.0 billion of cash and cash equivalents at October 1, 2017, $967.5 million was held at non-United States subsidiaries. On October 2, 2017, we utilized $725 million of cash held at a non-United States subsidiary (funded through borrowings under our revolving credit facility) to fund the NeoTract acquisition. As noted above, we may have to pay up to an additional $375 million in connection with our acquisition of NeoTract, if specified net sales goals are achieved. See "Borrowings" below for additional information regarding our debt activity. See also Note 16 to the condensed consolidated financial statements included in this report for additional information regarding the NeoTract acquisition.
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly with respect to customers in Greece, Italy, Portugal and Spain, and consider other mitigation strategies. As of October 1, 2017 and December 31, 2016, our net trade accounts receivable from publicly funded hospitals in Italy, Spain, Portugal and Greece were $25.2 million and $29.2 million, respectively. As of October 1, 2017 and December 31, 2016, our net trade accounts receivable from customers in these countries were approximately 16.9% and 19.3%, respectively of our consolidated net trade accounts receivable. For the nine months ended October 1, 2017 and September 25, 2016, net revenues from customers in these countries were 6.2% and 7.1% of total net revenues, respectively, and average days that current and long-term trade accounts receivable were outstanding were 159 days and 190 days, respectively. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2017 and future years. In January 2017, we sold $16.1 million of receivables payable from publicly funded hospitals in Italy for $16.0 million.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $319.7 million for the nine months ended October 1, 2017 as compared to $301.6 million for the nine months ended September 25, 2016. The $18.1 million increase is attributable to favorable operating results, partially offset by net unfavorable working capital changes, primarily an increase in inventories, and a net cash outflow for income taxes for the nine months ended October 1, 2017 as compared to the nine months ended September 25, 2016 resulting from a refund received in 2016. The net increase in inventories for the nine months ended October 1, 2017 was $20.3 million compared to $5.6 million for nine months ended September 25, 2016. The increase is attributable to inventory purchases to support our footprint realignment restructuring plans and achieve desired safety stock levels.

Net cash used in investing activities from continuing operations was $1.1 billion for the nine months ended October 1, 2017, primarily resulting from the $1.0 billion payment for businesses acquired, principally Vascular Solutions, and capital expenditures of $54.0 million, which were partially offset by proceeds of $6.3 million from the sale of two properties, one of which was a building that had been classified as held for sale.

Net cash used in financing activities from continuing operations was $1.2 billion for the nine months ended October 1, 2017, primarily resulting from a net increase in borrowings of $1.2 billion. Our borrowings under the Credit Agreement included $1.0 billion to finance the Vascular Solutions acquisition, together with related fees and expenses, and $725 million to finance the NeoTract acquisition, partially offset by our repayment of $475 million of borrowings under our revolving credit facility. Additionally, we had a $136.1 million reduction in borrowings under our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") resulting from the Exchange Transactions and payment upon maturity of all remaining Convertible Notes outstanding, each of which is discussed below under "Borrowings."

Net cash used in financing activities from continuing operations was also impacted by dividend payments of $45.9 million and debt issuance and amendment fees of $19.1 million, which included fees paid in connection with the signing of the Credit Agreement and a bridge facility and backstop commitment that was put in place to assist with the financing of the Vascular Solutions acquisition, but was never utilized because the required financing was provided under the Credit Agreement.

Borrowings
Our Convertible Notes matured on August 1, 2017 (the "Maturity Date"). The Convertible Notes were convertible under certain circumstances, as described in Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. Since the fourth quarter 2013, our closing stock price has exceeded the threshold for conversion. Moreover, commencing on May 1, 2017 and through July 28, 2017, the Convertible Notes were convertible regardless of the closing price of our stock. We elected a net settlement method to satisfy our conversion obligations, under which we settled the conversion of Convertible Notes by paying the principal amount of the Convertible Notes in cash and providing shares having a value equal to the excess of the conversion value of the Convertible Notes over the principal amount of the notes; however, cash was paid in lieu of fractional shares.
In January 2017, we acquired $91.7 million aggregate outstanding principal amount of the Convertible Notes in exchange for an aggregate of $93.2 million in cash (including approximately $1.5 million in accrued and previously unpaid interest) and approximately 0.93 million shares of our common stock (the “Exchange Transactions”). We funded the cash portion of the consideration paid through borrowings under our revolving credit facility. In advance of the maturity of the Convertible Notes, $44.2 million in aggregate principal amount of the Convertible Notes (the "Converted Notes") were tendered to us for conversion. On the Maturity Date, we repaid the remaining $44.3 million in aggregate principal amount of the Convertible Notes outstanding, together with unpaid interest due and owing on the Convertible Notes (the “Cash Payment”). In addition to the Cash Payment, on the Maturity Date, we delivered to the holders of the Converted Notes, in the aggregate, 0.5 million shares of our common stock. We funded the Cash Payment through borrowings under our revolving credit facility.
Also in January 2017, we entered into the Credit Agreement, which provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $750.0 million. The availability of loans under our revolving credit facility is dependent upon our ability to maintain continued compliance with the financial and other covenants contained in the Credit Agreement. Moreover, additional borrowings would be prohibited if an event resulting in a Material Adverse Effect (as defined in the Credit Agreement) were to occur. Notwithstanding these restrictions, we believe our revolving credit facility provides us with significant flexibility to meet our foreseeable working capital needs.
In August 2017, we paid down $475 million in borrowings under our revolving credit facility utilizing cash generated by our operations. Immediately following the repayment, we borrowed $725 million under the revolving credit facility to fund the acquisition of NeoTract, as described above.
The Credit Agreement and the indentures under which we issued our 5.25% Senior Notes due 2024 (the “2024 Notes”) and 2026 Notes contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock; create liens; pay dividends, make investments or make other restricted payments; sell assets; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; or enter into transactions with our affiliates. The Credit Agreement also requires us to maintain a consolidated total leverage ratio (generally, Consolidated Total Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent quarters ending on or preceding the date of determination) of not more than 4.50 to 1.00, and a consolidated senior secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA for the four most recent quarters ending on or preceding the date of determination) of not more than 3.50 to 1.00. The Company is further required to maintain a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.

As of October 1, 2017, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2024 Notes and the 2026 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
See Note 7 to the condensed consolidated financial statements included in this report for additional information regarding the Exchange Transactions and the Credit Agreement.
Contractual obligations
 The following table sets forth our contractual obligations related to our total borrowings and interest as of October 1, 2017, which, as a result of the signing of the Credit Agreement during the first quarter 2017 and the borrowing activity occurring during the nine months ended October 1,2017 as described above in "Borrowings", has significantly changed since December 31, 2016:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Dollars in thousands)
Total borrowings	$2,262,000	$77,250	$84,375	$1,450,375	$650,000
Interest obligations(1)	472,048	85,050	165,031	128,045	93,922

(1)	Interest payments on floating rate debt are based on the interest rate in effect on October 1, 2017 .
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management’s assessment of disclosure controls and procedures excluded consideration of Vascular Solutions’ internal control over financial reporting.  Vascular Solutions was acquired during the first quarter of 2017, and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  Vascular Solutions’ total assets were $1.2 billion as of October 1, 2017; its revenues during the three and nine months ended October 1, 2017 were $43.9 million and $110.5 million, respectively.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contracts, employment and environmental matters. As of October 1, 2017 and December 31, 2016, we have accrued liabilities of approximately $8.6 million and $2.5 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Of the $8.6 million accrued at October 1, 2017, $5.0 million pertains to discontinued operations. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 13 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended October 1, 2017. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2017 and September 25, 2016; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2017 and September 25, 2016; (iii) the Condensed Consolidated Balance Sheets as of October 1, 2017 and December 31, 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2017 and September 25, 2016; (v) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended October 1, 2017 and September 25, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

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
Dated: November 2, 2017