Form 10-K
period 2017-12-31
TELEFLEX INC
filed 2018-02-22
CIK 96943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (24,350,896 shares) on July 2, 2017 (the last business day of the registrant’s most recently completed fiscal second quarter) was $5,059,142,153 (1) . The aggregate market value was computed by reference to the closing price of the Common Stock on such date, as reported by the New York Stock Exchange.

The registrant had 46,301,976 Common Shares outstanding as of February 20, 2017.
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
FOR THE YEAR ENDED DECEMBER 31, 2017

Information Concerning Forward-Looking Statements
All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments;

•	demand for and market acceptance of new and existing products;

•	our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations;

•	our inability to effectively execute our restructuring programs;

•	our inability to realize anticipated savings resulting from restructuring plans and programs;

•	the impact of enacted healthcare reform legislation and proposals to amend or replace the legislation;

•	changes in Medicare, Medicaid and third-party coverage and reimbursements;

•	the impact of recently enacted tax legislation and regulations to be issued with respect to the legislation;

•	competitive market conditions and resulting effects on revenues and pricing;

•	increases in raw material costs that cannot be recovered in product pricing;

•	global economic factors, including currency exchange rates, interest rates, sovereign debt issues and the impact of the United Kingdom's vote to leave the European Union ("Brexit");

•	difficulties entering new markets; and

•	general economic conditions.
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
THE COMPANY
Teleflex is a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products to hospitals and healthcare providers worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We manufacture our products at approximately 35 manufacturing sites, with major manufacturing operations located in the Czech Republic, Germany, Malaysia, Mexico and the United States (the "U.S.").
We are focused on achieving consistent, sustainable and profitable growth and improving our financial performance by increasing our market share and improving our operating efficiencies through:

•	development of new products and product line extensions;

•	investment in new technologies and broadening the application of our existing technologies;

•	expansion of the use of our products in existing markets and introduction of our products into new geographic markets;

•
achievement of economies of scale as we continue to expand by leveraging our direct sales force and distribution network for new products, as well as by increasing efficiencies in our sales and marketing, research and development structures and manufacturing and distribution facilities; and

•
expansion of our product portfolio through select acquisitions, licensing arrangements and business partnerships that enhance, extend or expedite our development initiatives or our ability to increase our market share.

Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to bring cost effective, innovative products to market that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing these products for both existing and new therapeutic applications, as well as enhancements to, and product line extensions of, existing products. During 2017 we introduced several product line extensions and 10 new products. Our portfolio of existing products and products under development consists primarily of Class I and Class II devices, most of which require 510(k) clearance by the United States Food and Drug Administration ("FDA"), for sale in the United States, and some of which are exempt from the requirement to obtain 510(k) clearance. We believe that 510(k) clearance or 510(k)-exempt status reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to the premarket approval, or PMA, process that would be required for Class III devices. See "Government Regulation" below.
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

Recent acquisitions
On February 17, 2017, we acquired Vascular Solutions, Inc. ("Vascular Solutions"), a medical device company that has developed and marketed products for use in minimally invasive coronary and peripheral vascular procedures. The aggregate consideration that we paid to acquire Vascular Solutions was $975.5 million. Effective in the fourth quarter 2017, Vascular Solutions financial information is primarily presented within the "Interventional North America" reportable operating segment. See "Our Segments" below.
On October 2, 2017, we acquired NeoTract, Inc. ("NeoTract"), a medical device company that has developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The estimated fair value of the consideration transferred to acquire NeoTract was $975.2 million, which included initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million (for which we had not yet received payment as of December 31, 2017) and $251.0 million in estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of up to $375 million we would be required to pay if specified net sales goals through the end of 2020 are achieved. In connection with this acquisition, we created a new operating segment entitled Interventional Urology North America, which is included within the "all other" category in the presentation of segment information.
See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Distributor-to-direct sales conversions and restructuring programs
During the past several years, we have completed a number of "distributor to direct" sales conversions in several countries. These transactions generally involve the elimination of a distributor from the sales channel, either by acquiring the distributor or terminating the distribution relationship. In some instances, particularly in Asia, the conversion involves the acquisition or termination of a master distributor and the continued sale of our products through third party sub-distributors or through new distributors. In 2017, certain European countries were converted from distributor sales to direct sales in connection with our elimination of former Vascular Solutions' distributors. Also during 2017, we commenced a distributor to direct sales conversion in China as a result of our decision to eliminate a key distributor within that sales channel. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Results - Comparison of 2017 and 2016 - Asia" for further information regarding this initiative. The distributor to direct sales conversions generally enable us to obtain improved product pricing and more direct access to the end users of our products within the sales channel. Additionally, we continue to execute restructuring programs to improve efficiencies in our sales and marketing and research and development organizations and in our manufacturing and distribution facilities.
OUR SEGMENTS
Following our acquisition of Vascular Solutions, we commenced an integration program under which we are combining the Vascular Solutions business with certain of our legacy businesses. Specifically, we are combining Vascular Solutions North American business with our interventional access business, which formerly was part of the Vascular North America operating segment, and our cardiac business, which formerly was a separate operating segment included in the "all other" category for purposes of segment reporting. These businesses are now in our Interventional North America segment. Additionally, we are combining the Vascular Solutions businesses in Europe, Asia and Latin America with our legacy businesses in the respective locations, and these Vascular Solutions businesses are now part of our EMEA (Europe, Middle East and Africa), Asia and Latin America operating segments, respectively. The changes in our operating segments, which became effective in the fourth quarter 2017, also reflect the manner in which our new chief operating decision maker assesses business performance and allocation of resources.
As a result of the operating segment changes described above, we have the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, EMEA, Asia and OEM. In connection with the presentation of segment information, we will continue to present certain operating segments, which now include Interventional Urology North America and Respiratory North America as well as Latin America, in the “all other” category because they are not material. All prior comparative periods presented in this report have been restated to reflect these changes.

The following charts depict our net revenues by reportable operating segment and by the operating segments in the "all other" category as a percentage of our total consolidated net revenues for the years ended December 31, 2017, 2016 and 2015.
Vascular North America: Our Vascular North America segment is comprised of our North American vascular access business, which offers products that facilitate a variety of critical care therapies and other applications. These products primarily consist of our Arrow branded catheters and related devices, including catheter positioning systems, that are used in a wide range of procedures, including the administration of intravenous medications and other therapies, the measurement of blood pressure and the withdrawal of blood samples through a single puncture site. The product portfolio principally consists of the following products:

•
Arrow Central Venous Catheters (CVCs): Arrow CVCs are inserted in the neck or shoulder area and come in multiple lengths with up to five channels, or lumens. The Arrow CVC has a pressure injectable option which gives clinicians who perform contrast-enhanced CT scans the ability to use an indwelling (in the body) pressure injectable Arrow CVC to inject contrast dye for the scan without having to insert a second catheter.

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

•
Arrow Catheter Tip Positioning Systems: We offer two distinct catheter tip positioning systems that are designed to facilitate precise placement of catheters within the heart. The first is our VPS G4 Vascular Positioning System, which is an advanced vascular positioning system designed to facilitate precise placement of CVCs within the heart. Indicated as an alternative to chest x-ray confirmation for CVC tip placement confirmation in adult patients, the VPS G4 analyzes multiple metrics, in real time, to help clinicians navigate through the circulatory system and identify the correct catheter tip placement in the heart. We also offer the Arrow VPS Rhythm™ System, which provides electrocardiogram (ECG)-based tip confirmation in a highly portable, lightweight and versatile design. ECG technology facilitates catheter tip placement and confirmation within the superior vena-cava-cavatorial junction in the heart, and can be used with a broad range of catheter types. When paired with our VPS TipTracker stylet for insertion of PICCs, the Arrow VPS Rhythm System provides real-time visual navigation by tracing the catheter pathway with a blue line on a color screen.

•
Arrow Arterial Catheterization Sets: Our Arrow arterial catheterization sets facilitate arterial pressure monitoring and blood withdrawal for glucose, blood-gas and electrolyte measurement in a wide variety of critical care and intensive care settings.

•
Arrow Multi-Lumen Access Catheters (MAC): The Arrow MAC combines the access of a sheath introducer with the high-flow lumens of a central line. The MAC's hemostasis valve allows for easy access for additional devices, such as a thermodilution catheter or ARROW MAC Companion Catheter, adding up to three additional lumens.

•
Arrow Percutaneous Sheath Introducers: Our Arrow percutaneous sheath introducers are used to insert cardiovascular and other catheterization devices into the vascular system during critical care procedures.

•
Arrow Endurance Extended Dwell Peripheral Catheter System: The Arrow Endurance enables the provision of continuous intravenous therapy for the entire length of stay. It permits access to the patient’s peripheral vascular system to sample blood, monitor blood pressure, or administer fluids.

The large majority of our CVCs are treated with solutions based on our ARROWg+ard or ARROWg+ard Blue Plus antimicrobial technology, which have been shown to reduce the risk of catheter related bloodstream infection. Our Arrow Chlorag+ard technology, available on our PICCs, JACCs and Midlines, provides antimicrobial and antithrombogenic protection on inner and outer catheter surfaces as well as the entire fluid pathway of the catheter. It has been shown to be effective in reducing microbial colonization and thrombus accumulation on catheter surfaces.
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
Interventional North America: Our Interventional North America segment is comprised of the North American component of our Vascular Solutions business, which we acquired in February 2017, as well as our interventional access and cardiac care businesses. Our portfolio consists of products used by interventional cardiologists, interventional radiologists, vascular surgeons and vein practices.
Vascular Solutions product portfolio
Our Vascular Solutions portfolio consists of clinically advanced devices for treating coronary and peripheral vascular disease and includes the following:

•
GuideLiner guide extension catheters: Our GuideLiner family is designed to increase guide catheter support and stability to allow deep-seating of the guide catheter for distal device delivery and selective delivery of contrast. The device can also be utilized in assisting complex cardiac catheter interventions.

•	Micro-introducers: These products are used to gain percutaneous access to the vasculature for performing arterial and venous catheterization procedures.

•
Turnpike catheters: These catheters may be used to facilitate placement and exchange of guidewires and to deliver diagnostic and therapeutic agents to discrete regions of the coronary and peripheral vasculature.

•
Trapliner: In 2017, we launched the TrapLiner catheter, which is intended for use in conjunction with guide catheters to access discrete regions of the coronary and/or peripheral vasculature, to facilitate placement of interventional devices and to facilitate the exchange of interventional devices while maintaining the position of the guidewire within the vasculature. The TrapLiner catheter is similar in design to the GuideLiner guide extension catheter, with the added feature of an integrated balloon for trapping a standard 0.014” guidewire within a guide catheter. The TrapLiner catheter can be used as an alternative method to the trapping technique that requires the use of a percutaneous transluminal coronary angioplasty (PTCA) balloon to exchange an existing over-the-wire catheter while maintaining guidewire position. The technique of guidewire trapping for catheter exchange is most commonly performed in complex interventional procedures.

•
TwinPass Torque: In 2017, we launched the TwinPass Torque, which is designed for procedures that call for the delivery of two interventional guidewires from a single catheter in clinical situations where catheter delivery and turning control are important.

•	Spectre Guidewire: Designed for premium guidewire performance in coronary and peripheral interventions, the Spectre Guideware provides enhanced trackability and torque control.

Interventional access product portfolio
Our interventional access products are used in a wide range of applications, including dialysis, oncology and critical care therapies. Our interventional access portfolio also includes Arrow branded products, such as diagnostic and drainage kits, embolectomy balloons, and reinforced percutaneous sheath introducers. Our interventional access products include the following:

•
Arrow OnControl Powered Bone Marrow / Bone Access System: The Arrow OnControl powered bone access system is used to obtain bone marrow samples, bone aspirate and access bone lesions for hematology and in ontological diagnostic procedures.

•
Arrow Trerotola Percutaneous Thrombectomy Device ("PTD"): The Arrow Trerotola PTD is used for declotting of dialysis grafts and fistulas, respectively indirect and direct connections between an artery and a vein for hemodialysis access.

•	Arrow Chronic Hemodialysis Catheters: The Arrow chronic hemodialysis catheters include both antegrade and retrograde insertion options for split, step and symmetrical tip configurations.

•
ARROW-Clark VectorFlow Hemodialysis Catheter: The Arrow-Clark VectorFlow catheter is a symmetrical tip tunneled hemodialysis catheter designed to reduce loss of lock solution (which is used on catheters to reduce the risk of thrombosis), give sustained high flows and reduce the risk of thrombus accumulation due to platelet activation. Additionally, the specially designed catheter tip allows for placement flexibility with minimal impact on recirculation.

•
Arrow Polysite Low Profile Hybrid Ports: The Arrow Polysite Low Profile Hybrid Port is used for long-term access to the central venous system and to facilitate repeated vascular access. It is available in multiple standard French sizes. The hybrid design provides a strong titanium reservoir and lightweight plastic body delivering the strength and the comfort needed for long-term treatment in patients of all sizes.

Cardiac care product portfolio
Products in the cardiac care portfolio include diagnostic catheters, intra-aortic balloon catheters and capital equipment. Diagnostic catheters include thermodilution and wedge pressure catheters. Our Berman and Reverse Berman catheters are used during the x-ray examination of blood vessels and our temporary pacing catheters are often used in common interventional procedures such as transcatheter aortic valve replacement, or TAVR. We also manufacture sheaths for femoral and trans-radial aortic access used in diagnostic and therapeutic procedures. Our capital equipment offering includes our intra-aortic balloon pump, or IABP. When combined with our intra aortic balloon catheter, our intra aortic balloon pumps are used to augment oxygen delivery to the cardiac muscle and reduce the oxygen demand after cardiac surgery, heart attack or interventional procedures. We recently launched the Autocat 3 Optimus, our third generation intra-aortic balloon pump. This device helps a weakened heart pump blood and can deliver IABP therapy to a broad range of patients, even those not previously considered candidates for IABP therapy. Clinicians may use the Autocat 3 Optimus on patients with the most severe arrhythmias or heart rates as high as 200 beats per minute.

Anesthesia North America: Our Anesthesia North America segment is comprised of our North American pain management and airway management products and other products that, like our airway management products, provide pre-hospital emergency applications.

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

Airway management products
Our airway management products and related devices, which are designed for use in both pre-hospital emergency and hospital settings, consist principally of the following:

•
LMA Airways: Our LMA laryngeal masks are used by anesthesiologists and emergency responders to establish an airway to channel anesthesia gas or oxygen to a patient's lungs during surgery or trauma. The LMA Gastro Airway, our latest airway management device, is the first single-use laryngeal mask with a gastric channel. Designed for use in upper endoscopy procedures, this device offers an increased level of airway management for clinicians. The LMA Gastro Airway also includes our Cuff Pilot™ technology, which enables clinicians to confirm that the inserted cuff is properly inflated and to monitor pressure levels.

•
LMA Atomization: Our LMA atomization portfolio includes products designed to facilitate atomized delivery of certain medications. Included in the portfolio is our LMA MAD Nasal, an intranasal mucosal atomization device that is designed to provide a safe and painless way to deliver medications approved for intranasal delivery to a patient's blood stream without an intravenous line or needle.

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

Pre-hospital emergency products

As noted above, our airway management products can be used in pre-hospital emergency settings. We offer other products designed for use in pre-hospital emergency settings, including the Arrow EZ-IO System, which is described in the Vascular North America segment summary above. The EZ-IO System offers a method for vascular access that can be administered quickly and effectively in emergency situations.

Surgical North America: Our surgical products are designed to provide surgeons with a comprehensive range of devices for use in a variety of surgical procedures. Our portfolio consists of single-use and reusable products, including the following:

•
Weck Ligation Systems: Our Weck Ligation Systems feature the Weck Metal Ligating Clips and Hem-o-lok Polymer Ligating Clips. Weck Metal Ligating Clips are intended for use in procedures involving vessels or anatomic structures and are sold in various sizes, types and materials. Our Hem-o-lok Polymer Ligating Clips are intended for use in procedures involving ligation of vessels or tissue structures and are sold in various sizes.

•
Weck EFx Fascial Closure Systems: Our Weck fascial closure systems are used in laparoscopic surgical procedures and are intended to facilitate placement of sutures used to repair laparoscopic defects and minimize complications and costs associated with port-site herniation.  We offer a full portfolio of fascial closure devices, which provides a wide range of clinical options.

•
Percutaneous Surgical Systems: Our Mini-Lap surgical instruments are designed to be inserted percutaneously (through the skin) to enable surgeons to perform laparoscopic surgery without the need for an insertion trocar. The MiniLap family of surgical instruments consists of a ThumbGrip option on a 2.3mm shaft or a pistol design called MiniGrip option on a 2.4mm shaft. In addition, we have developed the Percuvance percutaneous surgical system - 2.9mm device shaft with 5 mm operating tips. The Percuvance system is used to penetrate soft tissue to access certain areas of the human abdomen and to grasp, hold and manipulate tissue, and, like our Mini-Lap surgical instruments, enables surgeons to access the abdominal cavity without the need for access ports.

Our other branded surgical products include our Weck Vista bladeless access ports, Deknatel sutures and our Pilling and Kmedic surgical instruments.
Europe, the Middle East and Africa (“EMEA”): Our EMEA segment designs, manufactures and distributes medical devices primarily used in critical care, surgical applications and cardiac care and generally serves two end markets: hospitals/ healthcare providers, and home health. The products offered by our EMEA segment are most widely used in acute care settings for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications, such as urology.
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
Original Equipment Manufacturer and Development Services ("OEM"): Our OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers. Our OEM division, which includes the TFX OEM and Deknatel OEM brands, provides custom-engineered extrusions, diagnostic and interventional catheters, balloon sheath/dilator sets (introducers) and kits, sutures, performance fibers, and bioresorbable resins and fibers. We offer an extensive portfolio of integrated capabilities, including engineering, material selection, regulatory affairs, prototyping, testing and validation, manufacturing, assembly and packing.
Other businesses: Our other operating segments do not meet the threshold for separate disclosure under applicable accounting guidance and are therefore included in the “all other” line item in tabular presentations of segment information. Products offered by these operating segments include single-use respiratory, urology and interventional urology products. We also have an operating segment encompassing our Latin American business.
Respiratory/urology North America
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
Interventional urology North America
As a result of our acquisition of NeoTract in 2017, we now offer the UroLift System, a minimally invasive technology for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The UroLift System involves the placement of permanent implants, typically through a transurethral outpatient procedure, that hold the prostate lobes apart to relieve compression on the urethra without cutting, heating or removing prostate tissue.

Latin America
Our Latin America business generally engages in the same type of operations, and serves the same type of end markets, as the EMEA and Asia segments.
OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are affected by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2017, 2016 and 2015 derived from each of our end markets.
GOVERNMENT REGULATION
We are subject to comprehensive government regulation both within and outside the U.S. relating to the development, manufacture, sale and distribution of our products.
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
The FDA has issued final regulations regarding the Unique Device Identification (“UDI”) System, which requires manufacturers to mark certain medical devices with unique identifiers. While the FDA expects that the UDI System will help track products during recalls and improve patient safety, it has required us to make changes to our manufacturing and labeling, which could increase our costs.  The UDI System is being implemented in stages based on device risk, with the first requirements having taken effect in September 2014 and the last taking effect in September 2020.
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
Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections to verify compliance with the QSR as well as other regulatory requirements. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or total shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. The FDA also has the authority under certain circumstances to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.  Any of these actions could have an adverse effect on our business.

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
COMPETITION
The medical device industry is highly competitive. We compete with many companies, ranging from small start-up enterprises to companies that are larger and more established than us and have access to significantly greater financial resources. Furthermore, extensive product research and development and rapid technological advances characterize the market in which we compete. We must continue to develop and acquire new products and technologies for our businesses to remain competitive. We believe that we compete primarily on the basis of clinical superiority and innovative features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness. Our major competitors include Medtronic plc and Becton, Dickinson and Company.

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
PATENTS AND TRADEMARKS
We own a portfolio of patents, patents pending and trademarks. We also license various patents and trademarks. Patents for individual products extend for varying periods based upon the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All product names throughout this document are trademarks owned by, or licensed to, us or our subsidiaries. Although these have been of value and are expected to continue to be of value in the future, we do not consider any single patent or trademark, except for the Teleflex and Arrow brands, to be essential to the operation of our business.
SUPPLIERS AND MATERIALS
Materials used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used or components supplied for our overall operations. Most of the materials and components we use are available from multiple sources, and where practical, we attempt to identify alternative suppliers. Volatility in commodity prices, particularly with respect to aluminum, steel and plastic resins, can have a significant impact on the cost of producing certain of our products. We may not be able to successfully pass cost increases through to all of our customers, particularly original equipment manufacturers.
RESEARCH AND DEVELOPMENT
We are engaged in both internal and external research and development. Our research and development costs principally relate to our efforts to bring innovative new products to the markets we serve, and our efforts to enhance the clinical value, ease of use, safety and reliability of our existing product lines. Our research and development efforts support our strategic objectives to provide safe and effective products that reduce infections, improve patient and clinician safety, enhance patient outcomes and enable less invasive procedures. Our research and development expenditures were $84.8 million, $58.6 million and $52.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
EMPLOYEES
We employed approximately 14,400 full-time and temporary employees at December 31, 2017. Of these employees, approximately 3,600 were employed in the United States and 10,800 in countries other than the United States. Approximately 10% of our employees in the United States and in other countries were covered by union contracts or collective-bargaining arrangements. We believe we have good relationships with our employees.

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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.
EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Liam J. Kelly	51	President and Chief Executive Officer
Thomas E. Powell	56	Executive Vice President and Chief Financial Officer
Thomas A. Kennedy	55	Senior Vice President, Global Operations
Karen T. Boylan	46	Vice President, Global RA/QA
Cameron P. Hicks	53	Vice President, Global Human Resources
James J. Leyden	51	Vice President, General Counsel and Secretary
Mr. Kelly became our President and Chief Executive Officer on January 1, 2018. From May 2016 to December 31, 2017, Mr. Kelly served as our President and Chief Operating Officer. From April 2015 to April 2016, he served as Executive Vice President and Chief Operating Officer. From April 2014 to April 2015, Mr. Kelly served as Executive Vice President and President, Americas. From June 2012 to April 2014 Mr. Kelly served as Executive Vice President and President, International. He also has held several positions with regard to our EMEA segment, including President from June 2011 to June 2012, Executive Vice President from November 2009 to June 2011, and Vice President of Marketing from April 2009 to November 2009. Prior to joining Teleflex, Mr. Kelly held various senior level positions with Hill-Rom Holdings, Inc., a medical device company, from October 2002 to April 2009, serving as its Vice President of International Marketing and R&D from August 2006 to February 2009.
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
In addition, the medical device industry is characterized by extensive product research and development and rapid technological advances. The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and enhance existing products. Our product development efforts may require us to make substantial investments. There can be no assurance that we will be able to successfully develop new products, enhance existing products or achieve market acceptance of our products, due to, among other things, our inability to:

•	identify viable new products;

•	maintain sufficient liquidity to fund our investments in research and development and product acquisitions;

•	obtain adequate intellectual property protection;

•	gain market acceptance of new products; or

•	successfully obtain regulatory approvals.
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
Our customers depend on third party coverage and reimbursements, and the failure of healthcare programs to provide sufficient coverage and reimbursement for our medical products could adversely affect us.
The ability of our customers to obtain coverage and reimbursement for our products is important to our business. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Even when we develop or acquire a promising new product, demand for the product may be limited unless reimbursement approval is obtained from private and government third party payors. Internationally, healthcare reimbursement systems vary significantly. In some countries, medical centers are constrained by fixed budgets, regardless of the volume and nature of patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for many of our medical products would be adversely affected. In this regard, we cannot be sure that third party payors will maintain the current level of coverage and reimbursement to our customers for use of our existing products. Adverse coverage determinations, including reductions in the amount of reimbursement, could harm our business by discouraging customers’ selection of our products and reducing the prices they are willing to pay.
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
Over the past several years we have implemented a number of restructuring, realignment and cost reduction initiatives, including facility consolidations, organizational realignments and reductions in our workforce, and we may engage in similar efforts in the future. While we have realized some efficiencies from these initiatives, we may not realize the benefits of these or future initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled to undertake additional restructuring, realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring, realignment and cost reduction efforts prove ineffective, our ability to achieve our other strategic and business plan goals may be adversely affected.
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

A significant portion of our revenues in the United States is derived from sales to distributors, who, in turn, sell our products to hospitals and other health care institutions. From time to time, these distributors may decide to reduce their levels of inventory with regard to certain of our products, a practice we refer to as “destocking.” A distributor's decision to reduce inventory levels with respect to our products may be based on a number of factors, such as distributor expectations regarding demand for a particular product, distributor buying decisions (including decisions to purchase competing products), changes in distributor policies regarding the maintenance of inventory levels, economic conditions and other factors. For example, during the third quarter of 2016, we experienced a decline in purchases by our United States distributors that adversely affected our revenues and results of operations. We believe the reduction resulted from the distributors' expectations of a less severe 2016-2017 flu season, which resulted in reduced levels of purchasing with respect to certain of our products that are used for treatment of hospitalized patients suffering from the flu. Following such instances of reduced purchases, distributors may revert to previous purchasing levels; nevertheless, we cannot assure that distributors will, in fact, increase purchases of our products in this manner. A decline in the level of product purchases by our United States distributors in the future could have a material adverse effect on our revenues and results of operations during a reporting period, and an extended decline in such product purchases could have a longer term material adverse effect.
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
Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), imposed annual reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals. The reported information is made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for each payment, transfer of value or ownership or investment interests not reported in an annual submission, up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”).
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
Additionally, our customers, particularly in Italy, Spain, Portugal and Greece, have extended or delayed payments for products and services already provided, which has increased our focus on collectability with respect to our accounts receivable from these customers. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our foreseeable additional operating needs. However, the ongoing uncertainty in the European financial markets, combined with a continuation of constrained European credit markets creates a risk that some of our European customers and suppliers may be unable to access liquidity. As of December 31, 2017 and 2016, our aggregate net current and long term trade accounts receivable in Italy, Spain, Portugal and Greece were $49.1 million and $51.1 million, respectively. In 2017, 2016 and

2015, net revenues from these countries were approximately 6%, 7% and 7% of total net revenues, respectively, and average days that accounts receivable from these countries were outstanding were 154, 182 and 204 days, respectively. Although we maintain allowances for doubtful accounts to cover the estimated losses which may occur when customers cannot make their required payments, we cannot assure that the loss rate will not increase in the future given the volatility in the worldwide economy. If our allowance for doubtful accounts is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our results of operations. Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.
In addition, adverse economic and financial market conditions may result in future impairment charges with respect to our goodwill and other intangible assets, which would not directly affect our liquidity but could have a material adverse effect on our reported financial results.
Our strategic initiatives, including acquisitions, may not produce the intended growth in revenue and operating income and may have material impacts on our operating results.
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
In addition, as part of our strategy for growth, we have made, and may continue to make, acquisitions and divestitures and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our joint ventures or strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of acquired operations, technologies, services and products and the diversion of management’s attention from other business concerns. Moreover, the products and technologies that we acquire may not be successful or may require us to devote significantly greater development, marketing and other resources, as well as significantly greater investments, than we anticipated. We could also experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets, asset impairment charges and other matters that could arise in connection with the acquisition of a company or business, including matters related to internal control over financial reporting and regulatory compliance, as well as the short-term effects of increased costs on results of operations.  Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will identify all such risks or the magnitude of the risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and expenditures. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered in connection with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

In connection with certain of our completed acquisitions, we have agreed to pay consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. As of December 31, 2017, we accrued $272.1 million of contingent consideration, of which, the vast majority related to our acquisition of NeoTract. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings, which could have a material impact on our results of operations. In addition, actual payments may differ materially from the amount of the contingent liability we have recorded, which could have a material impact on our cash flows and liquidity. For information regarding assumptions related to our contingent consideration liabilities, see “Critical Accounting Policies and Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For additional information regarding our acquisitions, see Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K.
Health care reform may have a material adverse effect on our industry and our business.
Political, economic and regulatory developments have effected fundamental changes in the healthcare industry. The Affordable Care Act substantially changed the way health care is financed by both government and private insurers. It also encourages improvements in the quality of health care products and services and significantly impacts the United States pharmaceutical and medical device industries. Among other things, the Affordable Care Act:

•
established a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States, although this tax was suspended for 2016 and 2017 as a result of the enactment of the Consolidated Appropriations Act of 2016 and has been further suspended for 2018 and 2019 as a result of the enactment of the Consolidated Appropriations Act of 2018;

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
In 2015, we recorded an expense of $10.2 million with respect to the medical device excise tax. While, as noted above, the excise tax has been suspended through 2019,we will again be subject to the excise tax in 2020 unless the suspension is extended further. We cannot predict at this time the full impact of the Affordable Care Act or other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flows. In this regard, several legislative initiatives to repeal and replace the Affordable Care Act were proposed, but not adopted in 2017. However, the recently adopted Tax Cuts and Jobs Act eliminated the individual mandate under the Affordable Care Act, which has resulted in increased uncertainty regarding insurance premium prices for participants in insurance exchanges under the act, and may have other effects. The longer-term viability of, or the nature of any modification of, or legislative substitution for, the Affordable Care Act is highly uncertain, and we cannot predict the effect that any of these events would have on our financial condition, results of operations or cash flows.
We are subject to risks associated with our non-United States operations.
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the United States, including Belgium, the Czech Republic, Germany, Ireland, Malaysia and Mexico. In addition, a significant portion of our non-United States revenues are derived from sales to third party distributors. As of December 31, 2017, 75% of our full-time and temporary employees were employed in countries outside of the United States, and approximately 45% of our net property, plant and equipment was located outside the United States. In addition, for the years ended December 31, 2017, 2016 and 2015 approximately 42%, 46% and 47%, respectively, of our net revenues (based on the Teleflex entity generating the sale) were derived from operations outside the United States.
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
In addition, the United States Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws in non-United States jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded United States corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments to government officials, and to prevent the establishment of “off the books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the United States are with government entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, we operate in many parts of the world that have experienced government corruption to some degree.  Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent reckless or criminal acts by our employees, distributors or other agents. In addition, we may be exposed to liability due to pre-acquisition conduct of employees, distributors or other agents of businesses or operations we acquire. Violations of anti-bribery laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition, results of operations and cash flows. We also could be subject to severe penalties and other adverse consequences, including criminal and civil penalties, disgorgement, substantial expenditures related to further enhancements to our procedures, policies and controls, personnel changes and other remedial actions, as well as harm to our reputation.
Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as other laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we train our employees and contractually obligate our distributors to comply with these regulations, we cannot assure that a violation will not occur, whether knowingly or inadvertently. Failure to comply with these rules and regulations may result in substantial civil and criminal penalties, including fines and the disgorgement of profits, the imposition of a court-appointed monitor, the denial of export privileges and debarment from participation in United States government contracts, any of which could have a material adverse effect on our international operations or on our business, results of operations, financial condition and cash flows.
Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. Products manufactured in, and sold into, foreign markets represent a significant portion of our operations. Our consolidated financial statements reflect translation of financial statements denominated in non-United States currencies to United States dollars, our reporting currency, as well as the foreign currency exchange gains and losses resulting from the remeasurement of assets and liabilities and from transactions denominated in currencies other than the primary currency of the country in which the entity operates, which we refer to as "non-functional currencies." A strengthening or weakening of the United States dollar in relation to the foreign currencies of the countries in which we sell or manufacture our products, such as the euro, will affect our United States dollar-reported revenue and income. Although we have entered into forward contracts with several major financial institutions to hedge a portion of our monetary assets and liabilities and projected cash flows denominated in non-functional currencies in order to reduce the effects of currency rate fluctuations, changes in the relative values of currencies may, in some instances, have a significant effect on our results of operations.
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
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws (including the impact of recently enacted United States tax legislation as discussed immediately below). Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition and results of operations and cash flows.
The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA permanently reduces the United States corporate income tax rate from a maximum of 35% to 21%; puts into effect a territorial tax system, generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; imposes a one-time repatriation tax on undistributed post-1986 earnings and profits of foreign subsidiaries, which are deemed repatriated for purposes of the tax; and creates, modifies or repeals many other statutory and regulatory provisions. Our consolidated financial statements as of, and for the year ended December 31, 2017, include provisional amounts with respect to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. While we believe that the provisional amounts constitute reasonable estimates, we continue to examine the impact the TCJA may have on our business. Once our accounting for the income tax effects of the TCJA is complete, the amounts with respect to the income tax effects of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA.
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
We depend on our ability to maintain strong working relationships with physicians and other healthcare professionals in connection with research and development for some of our products. We rely on these professionals to provide us with considerable knowledge and advice regarding the development and use of these products. Physicians assist us as researchers, product consultants, inventors and public speakers. If we fail to maintain our working relationships with physicians and, as a result, no longer have the benefit of their knowledge and advice, our products may not be developed in a manner that is responsive to the needs and expectations of the professionals who use and support our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of third parties. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in litigation and divert the efforts of our personnel. If we are found liable for infringement, we may be compelled to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages or cease making or selling certain products. We may need to redesign some of our products or processes to avoid future infringement liability. Any of the foregoing events could be detrimental to our business.
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
As of December 31, 2017, we had total consolidated indebtedness of 2.3 billion.
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

•	limit our ability to borrow additional funds for such general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from pursuing business opportunities; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
Our senior credit agreement and the indentures governing our 5.25% senior notes due 2024 (the "2024 Notes"), our 4.875% senior notes due 2026 (the "2026 Notes") and our 4.625% senior notes due 2027 (the "2027 Notes" and, together with the 2024 Notes, the "Senior Notes") contain covenants that, among other things, impose significant restrictions on our business. The restrictions that these covenants place on us and our restricted subsidiaries include limitations on our and their ability to, among other things:

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
The warrant transactions entered into in connection with the issuance of our Convertible Notes may adversely affect the value of our common stock.
In connection with the issuance of our 3.875% convertible senior subordinated notes due 2017 (the "Convertible Notes"), we entered into privately negotiated hedge transactions with two counterparties, which we refer to as the "hedge counterparties." The hedge transactions involved the issuance to us of call options that covered the number of shares of our common stock underlying the Convertible Notes. The call options were designed to reduce the dilution with respect to our common stock we were required to issue and/or cash payments we were required to make upon conversion of the Convertible Notes. Separately, we also entered into privately negotiated warrant transactions with the hedge counterparties under which we have issued shares of our common stock, and very likely will be obligated to issue additional shares of our common stock on various warrant expiration dates that occur through August 31, 2018, at an exercise price of $74.65, subject to customary anti-dilution adjustments. When Convertible Notes were converted in accordance with their terms, the hedge transactions were effected through our exercise of call options; when we purchased Convertible Notes from the holders in exchange for cash and our common stock, the call options with respect to shares underlying those Convertible Notes were canceled, and the number of outstanding warrants was reduced. Following the maturity of the Convertible Notes on August 1, 2017, no further call options were outstanding, and warrants to purchase 724,648 shares of our common stock remained outstanding. Subsequent warrant exercises have had, and based on recent market prices of our common stock, will continue to have, a dilutive effect with respect to our common stock. Between November 1, 2017 and December 31, 2017, warrants to purchase 165,034 shares were exercised and, after retaining 43,251 shares to cover payment of the exercise price and paying cash in lieu of fractional shares, we delivered 105,638 shares to the hedge counterparties. As of December 31, 2017, warrants to purchase 559,614 shares of our common stock remained outstanding. If we so elect, in lieu of delivering our common stock upon exercise of the warrants, we may make cash payments to the extent that the market price per share of our common stock exceeds the exercise price of the warrants on any expiration date of the warrants. In addition, under applicable accounting guidance, changes in the share price of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation with respect to the warrants, which, in turn, could impact our reported financial results. Based on the average market price of our common stock during 2017, 0.5 million shares issuable upon exercise of the warrants were included in the total diluted shares outstanding for the year ended December 31, 2017. For additional information, see “Financing Arrangements” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.
In connection with establishing their positions under the convertible note hedge transactions and the warrant transactions, the hedge counterparties (and/or their affiliates) entered into various cash-settled over-the-counter derivative transactions with respect to our common stock concurrently with, or shortly following, the pricing of the Convertible Notes. The hedge counterparties (and/or their affiliates) may, in their sole discretion, with or without notice, modify their hedge positions from time to time by entering into or unwinding various over-the-counter derivative transactions with respect to shares of our common stock, and/or by purchasing or selling shares of our common stock in privately negotiated transactions and/or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.
We may issue additional shares of our common stock or instruments convertible into our common stock, which could lower the price of our common stock.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2017, we had outstanding approximately 45.2 million shares of our common stock, options to purchase approximately 1.7 million shares of our common stock (of which approximately 1.2 million were vested as of that date), restricted stock units covering approximately 0.2 million shares of our common stock (which are expected to vest over the next three years) and approximately 9,600 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2017, 4.5 million shares of our common stock are reserved for issuance upon the exercise of stock options and upon the exercise of the warrants issued in connection with the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.

If we issue additional shares of our common stock or instruments convertible into our common stock, such issuances may materially and adversely affect the price of our common stock. Furthermore, our issuance of shares following the exercise of some or all of the outstanding stock options and warrants, as well as the vesting of restricted stock units will dilute the ownership interests of existing stockholders, and any sales in the public market of such shares of our common stock could adversely affect prevailing market prices of our common stock. In addition, the issuance and sale of substantial amounts of our common stock, including common stock issued as a result of the exercise of stock options and warrants and vesting of restricted stock units could depress the price of our common stock.
Disruption of critical information systems or material breaches in the security of our systems may adversely affect our business and customer relationships.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. We also rely on our technology infrastructure, among other functions, to enable us to interact with customers and suppliers, fulfill orders, generate invoices, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Although we have taken numerous measures to protect our information systems and enhance data security, we cannot assure that these measures will prevent security breaches that could have a significant impact on our business, reputation and financial results. If we fail to monitor, maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could, among other things, lose customers, have difficulty preventing fraud, have disputes with customers, physicians and other health care professionals, be subject to regulatory sanctions or penalties, incur expenses, lose revenues or suffer other adverse consequences.  Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Regulations related to conflict minerals may increase our costs and adversely affect our business.
In 2012, the SEC promulgated rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as "conflict minerals," included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These rules require that we undertake due diligence efforts to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and, if so, whether such minerals helped finance armed conflict in the DRC or an adjoining country. In accordance with applicable regulations, we have filed conflict minerals reports annually, beginning in 2014. As discussed in these reports, we have determined that certain of our products contain the specified minerals, and we have undertaken, and continue to undertake, efforts to identify where such minerals originated.  We have incurred, and expect to continue to incur, costs associated with complying with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. Our customers may require that our products be free of conflict minerals, and our revenues and margins may be adversely affected if we are unable to provide assurances to our customers that our products are “DRC conflict free” (generally, the product does not contain conflict minerals originating in the DRC or an adjoining country that directly or indirectly finance or benefit specified armed groups) due to, among other things, our inability to procure conflict free minerals at a reasonable price, or at all. Moreover, we may be adversely affected if we are unable to pass through any increased costs associated with meeting customer demands that we provide products that are DRC conflict free.  We also may face reputational challenges if our due diligence efforts do not enable us to verify the origins of all conflict minerals or to determine that any conflict minerals used in products we manufacture or in products manufactured by others for us are DRC conflict-free.
Our operations expose us to the risk of material environmental and health and safety liabilities.
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
As of December 31, 2017, approximately 10% of our employees in the United States and in other countries were covered by union contracts or collective bargaining arrangements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
We may not pay dividends on our common stock in the future.
Holders of our common stock are entitled to receive dividends only as our board of directors may declare out of funds legally available for such payments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, requirements under covenants in our debt instruments, legal requirements and other factors as our board of directors deems relevant. We cannot assure that our cash dividend will not be reduced, or eliminated, in the future.
Certain provisions of our corporate governing documents, Delaware law and our senior notes could discourage, delay, or prevent a merger or acquisition.
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
Certain provisions in the indentures governing the Senior Notes could make it more difficult or more expensive for a third party to acquire us. If an acquisition event constitutes a “change of control,” as defined in the indentures governing the Senior Notes, holders of such notes will have the right to require us to purchase their notes in cash (in the case of the 2027 Notes, the right will apply if the change in control is coupled with a ratings downgrade). Our obligations under the Senior Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, and accordingly could cause a reduction in the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We own or lease approximately 95 properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted within the facilities.
Our major facilities (those with 50,000 or greater square feet) at December 31, 2017 are as follows:

Location	Square Footage	Owned or Leased
Olive Branch, MS	627,000	Leased
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	204,000	Owned
Reading, PA	166,000	Owned
Tongeren, Belgium	163,000	Leased
Chihuahua, Mexico	153,000	Owned
Morrisville, NC	162,000	Leased
Zdar Nad Sazauou, Czech Republic	108,000	Owned
Kamunting, Malaysia	102,000	Owned
Chihuahua, Mexico	100,000	Leased
Tecate, Mexico	102,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Chelmsford, MA	91,000	Leased
Kulim, Malaysia	90,000	Owned
Kernen, Germany	86,000	Leased
Arlington Heights, IL	86,000	Leased
Wayne, PA	84,000	Leased
Jaffrey, NH	81,000	Owned
Kamunting, Malaysia	77,000	Leased
Chihuahua, Mexico	68,000	Leased
Chihuahua, Mexico	63,000	Owned
Maple Grove, MN	58,000	Owned
Limerick, Ireland	59,000	Owned
Mansfield, MA	57,000	Leased
Bad Liebenzell, Germany	53,000	Leased

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

In addition to the properties listed above, we own or lease approximately 740,000 square feet of additional warehousing, manufacturing and office space in the North America, South America, Europe, Asia and Africa.

ITEM 3.	LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of December 31, 2017 and 2016, we have accrued liabilities of $3.8 million and $2.5 million respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TFX.” Our quarterly high and low stock prices and dividends for 2017 and 2016 are shown below.
Price Range and Dividends of Common Stock

2017	High	Low	Dividends
First Quarter	$198.89	$157.80	$0.34
Second Quarter	$211.22	$191.04	$0.34
Third Quarter	$243.85	$197.72	$0.34
Fourth Quarter	$271.23	$235.29	$0.34

2016	High	Low	Dividends
First Quarter	$155.05	$125.28	$0.34
Second Quarter	$176.84	$154.22	$0.34
Third Quarter	$188.79	$168.00	$0.34
Fourth Quarter	$170.92	$136.53	$0.34

The terms of our senior credit facility and our 2024 Notes and 2026 Notes limit our ability to repurchase shares of our stock and pay cash dividends. Under the most restrictive of these provisions, as of December 31, 2017, $1.0 billion of retained earnings could be used to pay dividends on an annual basis. On February 20, 2018, the Board of Directors declared a quarterly dividend of $0.34 per share on our common stock, which is payable on March 15, 2018 to holders of record on March 2, 2018. As of February 20, 2018, we had approximately 507 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other financial institutions for the accounts of the beneficial owners.

Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2012 and that all dividends were reinvested.
MARKET PERFORMANCE

Company / Index	2012	2013	2014	2015	2016	2017
Teleflex Incorporated	100	134	166	192	237	368
S&P 500 Index	100	132	151	153	171	208
S&P 500 Healthcare Equipment & Supply Index	100	128	161	171	181	238

ITEM 6.	SELECTED FINANCIAL DATA

	2017(1)	2016(1)	2015(1)	2014(1)	2013(1)
	(Dollars in thousands, except per share)
Statement of Income Data:
Net revenues	$2,146,303	$1,868,027	$1,809,690	$1,839,832	$1,696,271
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$372,279	$319,453	$315,891	$284,862	$233,261
Income from continuing operations	$155,263	$237,651	$236,808	$191,460	$152,183
Amounts attributable to common shareholders for income from continuing operations	$155,263	$237,187	$235,958	$190,388	$151,316
Per Share Data:
Income from continuing operations — basic	$3.45	$5.47	$5.68	$4.60	$3.68
Income from continuing operations — diluted	$3.33	$4.98	$4.91	$4.10	$3.46
Cash dividends	$1.36	$1.36	$1.36	$1.36	$1.36
Balance Sheet Data:
Total assets	$6,181,492	$3,891,213	$3,871,774	$3,912,431	$4,151,193
Long-term borrowings	$2,162,927	$850,252	$641,850	$693,720	$927,496
Shareholders’ equity	$2,430,531	$2,137,517	$2,009,272	$1,911,309	$1,913,527
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$426,301	$410,590	$303,446	$290,241	$231,299
Net cash used in investing activities from continuing operations	$(1,832,855)	$(56,974)	$(154,848)	$(108,137)	$(372,638)
Net cash provided by (used in) financing activities from continuing operations	$1,141,259	$(118,692)	$(85,583)	$(287,703)	$231,170
Supplemental Data:
Free cash flow(2)	$355,398	$357,455	$241,998	$222,670	$167,719

Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)
Amounts include the impact of businesses acquired during the period commencing on the respective acquisition dates. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Net cash provided by operating activities from continuing operations	$426,301	$410,590	$303,446	$290,241	$231,299
Less: Capital expenditures	70,903	53,135	61,448	67,571	63,580
Free cash flow	$355,398	$357,455	$241,998	$222,670	$167,719

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may identify opportunities to expand our margins through strategic divestitures of existing businesses and product lines that do not meet our objectives. In addition, we may seek to optimize utilization of our facilities through restructuring initiatives designed to further reduce our cost base and enhance our competitive position. For a discussion of our ongoing restructuring programs, see "Restructuring and impairment charges" under “Results of Operations” below. Finally, we may continue to explore opportunities to expand the size of our business and improve our margins through a combination of acquisitions and distributor to direct sales conversions, which generally involve our elimination of a distributor from the sales channel, either by acquiring the distributor or terminating the distributor relationship (in some instances, particularly in Asia, the conversions involve our acquisition or termination of a master distributor and the continued sale of our products through sub-distributors). Our distributor to direct sales conversions are designed to facilitate improved product pricing and more direct access to the end users of our products within the sales channel.
On February 17, 2017, we acquired Vascular Solutions, Inc. (“Vascular Solutions”), a medical device company that developed and marketed clinical products for use in minimally invasive coronary and peripheral vascular procedures, for an aggregate purchase price of $975.5 million. The acquisition is expected to meaningfully accelerate the growth of our vascular and interventional access product portfolios by facilitating our further expansion into the coronary and peripheral vascular market, and by generating increased cross-portfolio selling opportunities to both our and Vascular Solutions' customer bases. We financed the acquisition through a combination of term loan and revolving credit borrowings under our amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement is described in more detail below under "Borrowings" within "Liquidity and Capital Resources".
On October 2, 2017, we completed the acquisition of NeoTract, Inc. ("NeoTract"), a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The estimated fair value of the consideration transferred to acquire NeoTract was $975.2 million, which included initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million (for which we had not yet received payment as of December 31, 2017) and $251.0 million in estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of additional consideration of up to $375 million we would be required to pay if specified net sales goals through the end of 2020 are achieved. The acquisition of NeoTract was financed with revolving credit borrowings under our Credit Agreement. See Note 8 to the consolidated financial statements included in this report for additional information.
During the year ended December 31, 2017, we also completed acquisitions related to our anesthesia and respiratory product portfolios and distributor to direct sales conversions. The total fair value of the consideration related to these acquisitions was $80.1 million.
During 2016, we completed acquisitions of businesses that are included in our OEM and Asia reportable operating segments. In addition, during 2016, we acquired the remaining 26% ownership interest in an Indian affiliate from the noncontrolling shareholders; we already owned the 74% controlling interest. The total fair value of the consideration paid in these transactions was $22.8 million.
Change in Reporting Segments
Following our acquisition of Vascular Solutions, we commenced an integration program under which we are combining Vascular Solutions' businesses with certain of our legacy businesses. Specifically, we are combining

Vascular Solutions' North American business with our interventional access business, which formerly was part of our Vascular North America operating segment, and our cardiac business, which formerly was a separate operating segment included in the "all other" category for purposes of segment reporting. These businesses are now in our Interventional North American segment. Additionally, we are combining the Vascular Solutions businesses in Europe, Asia and Latin America with our legacy businesses in the respective locations, and these Vascular Solutions businesses are now part of our EMEA (Europe, Middle East and Africa), Asia and Latin America operating segments, respectively. The changes in our operating segments, which became effective in the fourth quarter 2017, also reflect the manner in which our new chief operating decision maker assesses business performance and allocation of resources.
As a result of the operating segment changes described above, we have the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, EMEA, Asia and OEM. In connection with the presentation of segment information, we will continue to present certain operating segments, which now include Interventional Urology and Respiratory North America as well as Latin America, in the “all other” category because they are not material. All prior comparative periods presented in this report have been restated to reflect these changes. Additionally, because these changes affected certain of our reporting units, we reallocated the goodwill balances based on the relative fair values of the reporting units and performed goodwill impairment analyses on the affected reporting units. We did not record any goodwill impairment charges as a result of these analyses.
Recently Enacted U.S. Tax Legislation
The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changes United States (or "U.S.") tax law by, among other things, reducing the U.S. corporate income tax rate from a maximum of 35% to 21%; implementing a territorial tax system, generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 earnings and profits of foreign subsidiaries, which will be deemed repatriated for purposes of the tax.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 states that in these circumstances, if the Company can determine a reasonable estimate for the income tax effects, the SEC staff would not object if the company includes in its financial statements the reasonable estimate it has determined (and the SEC staff also expressed its belief that it would not be appropriate for a company to exclude a reasonable estimate from its financial statements to the extent a reasonable estimate has been determined). We have included provisional amounts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. While we believe that the provisional amounts constitute reasonable estimates, we continue to examine the impact the TCJA may have on our business. Once our accounting for the income tax effects of the TCJA is complete, the amounts with respect to the income tax effects of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA.
In 2017, we recognized a $107.9 million net tax expense as a result of the TCJA. Additional information on the impacts of the TCJA is included below and in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.
Health Care Reform
In 2010, the Patient Protection and Affordable Care Act (as amended, the "Affordable Care Act") was signed into law. The legislation is far-reaching and is intended to expand access to health insurance coverage and improve the quality and reduce the costs of healthcare. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but the provisions of the legislation designed to contain the cost of healthcare could negatively affect pricing of our products and encourage patient outcome driven results. The overall impact of the Affordable Care Act on our business is yet to be determined, mainly due to uncertainties around future customer behaviors, which we believe will be affected by reimbursement factors such as insurance coverage, statistics, patient outcomes and patient satisfaction. Several legislative initiatives to repeal the Affordable Care Act and adopt a form of replacement legislation were proposed, but not adopted, in 2017. However, the recently adopted Tax Cuts and Jobs Act eliminated the individual mandate under the Affordable Care Act, which generally required most Americans to maintain a minimum level of health insurance coverage. As a result, the level of insurance premium prices for participants in insurance exchanges under the Affordable Care Act is subject to increased uncertainty. The nature and effect of any modification of, or legislative substitution for, the Affordable Care Act, as well as the longer-term viability of the act, is uncertain.
The Affordable Care Act imposed a 2.3% excise tax on sales of medical devices, beginning in 2013. Although the excise tax has been suspended through 2019, its status remains unclear for subsequent years. For the year ended December 31, 2015, we recorded medical device excise taxes of $10.2 million, which was included in selling, general and administrative expenses.
Global Economic Conditions

Global economic conditions in the past decade have had adverse impacts on market activities due to, among other things, failure of financial institutions, falling asset values, diminished liquidity, reduced demand for products and services and significant fluctuations in foreign currency exchange rates. In response, we adjusted production levels and engaged in new restructuring activities. We continue to review and evaluate our manufacturing, warehousing and distribution processes to maximize efficiencies through the elimination of redundancies in our operations and the consolidation of facilities. Although, on a consolidated basis, the consequences of economic conditions, other than fluctuations in foreign currency exchange rates, have not had a significant adverse impact on our financial position, results of operations or liquidity, healthcare policies and practice trends vary by country, and the impact of the global economic downturn was felt to varying degrees in each of our regional markets over the last several years. While there has been some degree of improvement in economic conditions recently, the continuation of economic trends of uncertain economic growth, constricted credit, public sector austerity measures in response to public budget deficits and foreign currency volatility, particularly with respect to the euro, could have a material adverse effect on our results of operations and our liquidity.
In recent years, hospitals in some regions of the United States experienced a decline in admissions, a weaker payor mix, and a reduction in elective procedures.  Consequently, hospitals took actions to reduce their costs, including limiting their capital spending. Despite recent improvements in the economic environment, challenges persist, particularly in some European countries, as discussed below. Approximately 95% of our net revenues come from single-use products primarily used in critical care and surgical applications, and our sales volume could be negatively impacted if hospital admission rates or payor mix change. Conversely, our sales volume could increase due to the greater number of insured individuals as a result of the Affordable Care Act, which has had the effect of facilitating medical insurance coverage for many persons who previously were not covered, although, as noted above, the Affordable Care Act may be subject to repeal, further modification or replacement, and its longer-term viability is uncertain.
A number of European countries continue to contend with considerable government debt, annual deficits and high levels of unemployment. Despite some indications of a more positive economic outlook in Europe, the healthcare sector remains weak. In particular, budgetary restraints among European countries have led to cost control measures, such as delays in approvals for elective surgeries.The public healthcare systems in certain countries in Western Europe, most notably Greece, Spain, Portugal and Italy, have experienced significantly reduced liquidity due to recessionary conditions, which continues to result in delays in payments to us by customers in these countries. Moreover, the impact of Brexit, economic and trade policies of the Trump administration and political developments in European nations could have a profound economic effect in Europe and elsewhere.

In Asia, we are experiencing an increasing trend of government-implemented price management and reimbursement controls, particularly in China and Australia. There also has been an increase in government initiatives to help local manufacturers access a bigger share of the local market. Moreover, many countries in the region have become more proactive with respect to regulatory requirements, and as a result, we expect longer, costlier and more complicated regulatory approval processes in these countries.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.

Revenues

	2017	2016	2015
	(Dollars in millions)
Net Revenues	$2,146.3	$1,868.0	$1,809.7

Comparison of 2017 and 2016
Net revenues for the year ended December 31, 2017 increased 14.9%, or $278.3 million, compared to the prior year. The increase is primarily attributable to net revenues of $205.8 million generated by acquired businesses, primarily Vascular Solutions and NeoTract and, to a lesser extent, an increase in new product sales.
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
Gross profit

	2017	2016	2015
	(Dollars in millions)
Gross profit	$1,171.8	$996.2	$944.4
Percentage of revenues	54.6%	53.3%	52.2%
Comparison of 2017 and 2016
For the year ended December 31, 2017, gross margin increased 130 basis points, or 2.4%, compared to the prior year. The increase in gross margin is primarily attributable to gross margin generated by acquired businesses, a more favorable mix of products sold, cost improvement initiatives, including the 2016 and 2014 footprint realignment plans described below and the impact of price increases. These increases were partially offset by the unfavorable $10.4 million impact of the step-up in carrying value of inventory recognized in connection with the Vascular Solutions acquisition that adversely affected cost of goods sold upon sale of such inventory during 2017, as well as higher logistics and distributions costs.
Comparison of 2016 and 2015
For the year ended December 31, 2016, gross margin increased 110 basis points, or 2.1%, compared to the prior year. The increase in gross margin is primarily attributable to the impact of an increase in sales of higher margin products, primarily in the Anesthesia North America and EMEA segments, as well as lower manufacturing costs resulting from cost improvement initiatives, including the 2014 Manufacturing Footprint Realignment Plan.

Selling, general and administrative

	2017	2016	2015
	(Dollars in millions)
Selling, general and administrative	$700.0	$563.3	$569.0
Percentage of revenues	32.6%	30.2%	31.4%
Comparison of 2017 and 2016
Selling, general and administrative expenses increased $136.7 million during the year ended December 31, 2017 compared to the prior year. The increase is primarily attributable to $108.3 million in expenses related to acquired businesses and distributor to direct conversions, the unfavorable impact of increases in the fair value of contingent consideration liabilities and unfavorable fluctuations in foreign currency exchange rates.
Comparison of 2016 and 2015
Selling, general and administrative expenses decreased $5.7 million during the year ended December 31, 2016 compared to the prior year. The decrease is primarily attributable to the favorable impact of the suspension of the excise tax on medical devices under the Affordable Care Act of $10.2 million and the favorable impact of fluctuations in foreign currency exchange rates of $2.7 million, partially offset by an increase in selling and marketing expenses of $7.5 million.
Research and development

	2017	2016	2015
	(Dollars in millions)
Research and development	$84.8	$58.6	$52.1
Percentage of revenues	3.9%	3.1%	2.9%

Comparison of 2017 and 2016
The increase in research and development expenses for the year ended December 31, 2017 is primarily attributable to expenses incurred by acquired businesses, primarily Vascular Solutions, and to a lesser extent, NeoTract. Additionally, 2017 research and development expenses reflect increased spending on new product development with respect to several of our segments.

Comparison of 2016 and 2015
The increase in research and development expenses for the year ended December 31, 2016 is primarily attributable to increased spending on new product development with respect to several of our segments.
Restructuring and impairment charges

The following table provides information regarding restructuring charges we have incurred with respect to each of our ongoing restructuring plans and programs, as well as impairment charges, for the years ended December 31, 2017, 2016 and 2015. The restructuring charges listed in the table primarily consist of termination benefits.

	2017	2016	2015
	(Dollars in millions)
2017 Vascular Solutions integration program	$5.5	$—	$—
2017 EMEA restructuring program	5.2	—	—
Other 2016 restructuring programs	0.9	3.2	—
2016 Manufacturing footprint realignment plan	2.1	12.5	—
2014 Manufacturing footprint realignment plan	0.7	0.1	1.7
Other restructuring programs	0.4	—	6.1
Impairment charges (1)	—	43.4	—
Total	$14.8	$59.2	$7.8

(1)
Impairment charges recognized in 2016 included $41.0 million related to a discontinued intellectual property research and development (IPR&D) project and two properties that were sold during the first quarter of 2017.

Anticipated charges and pre-tax savings related to restructuring plans and programs
With respect to our restructuring plans and programs that were ongoing at December 31, 2017, the table below summarizes (1) the estimated total charges that will be incurred and the estimated annual pre-tax savings once the plans and programs are completed; (2) the charges incurred and estimated pre-tax savings realized through December 31, 2017; and (3) the estimated charges to be incurred and the estimated incremental pre-tax savings to be realized for these plans and programs from January 1, 2018 through their respective anticipated completion dates.
Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities, changes in the scope of restructuring plans and programs, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings relating to programs involving the integration of acquired businesses are particularly difficult to forecast because the estimate of pre-tax savings, to a considerable extent, involves assumptions regarding operation of businesses during periods when those businesses were not administered by our management. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below reflects changes from amounts previously estimated. In addition, the table below has been updated to remove estimated charges and pre-tax savings related to completed programs. Estimated charges and pre-tax savings are described in more detail below, within the discussions of the specific restructuring plans and programs.

	Ongoing Restructuring Plans and Programs
	Estimated Total	Through December 31, 2017	Estimated Remaining from January 1, 2018 through December 31, 2022
	(Dollars in millions)
Restructuring charges	$44 - $51	$42	$2 - $9
Restructuring related charges (1)	56 - 68	44	12 - 24
Total charges	$100 - $119	$86	$14 - 33

Pre-tax savings (2) (3)	$76 - $90	$45	$31 - 45

(1)
Restructuring related charges principally constitute accelerated depreciation and other costs primarily related to the transfer of manufacturing operations to new locations and are expected to be recognized primarily in cost of goods sold.

(2)
Approximately 55% of the pre-tax savings are expected to result in reductions to cost of goods sold. As previously disclosed, during 2016, in connection with our execution of the 2014 Manufacturing Footprint Realignment Plan, we implemented changes to medication delivery devices included in certain of our kits, which are expected to result in increased product costs (and therefore reduced the annual savings we anticipated at the inception of the program). However, we also expect to achieve improved pricing on these kits to offset the cost, which is expected to result in estimated annual increased revenues of $5 million to $6 million, which is not reflected in the table above. We realized a $1.0 million benefit resulting from this incremental pricing in 2017. More recently, during the fourth quarter of 2017, we entered into an agreement with an alternate provider for the development and supply of a component to be included in certain kits sold by our Vascular and Anesthesia North America operating segments. The agreement will result in increased development costs, but is expected to reduce the cost of the component supply, once the supply becomes commercially available, as compared to the costs incurred with respect to our current suppliers. Therefore, we anticipate a net savings from the agreement, which is reflected in the table above. See “2014 Manufacturing Footprint Realignment Plan” below for additional information.

(3)
While pre-tax savings address anticipated cost savings to be realized with respect to our historical expense items, they also reflect anticipated efficiencies to be realized with respect to increased costs that otherwise would have resulted from our acquisition of Vascular Solutions and Pyng Medical Corp. ("Pyng"), which we acquired in 2017. In this regard, the pre-tax savings are expected to result from the elimination of redundancies between our operations and Vascular Solutions’ and Pyng's operations, principally through the elimination of personnel redundancies.

The following provides additional details with respect to our ongoing restructuring plans and programs:
2017 Vascular Solutions Integration Program
During the first quarter 2017, we committed to a restructuring program related to the integration of Vascular Solutions' operations into our operations. We initiated the program in the first quarter 2017 and expect the program to be substantially completed by the end of the second quarter 2018. We estimate that we will record aggregate pre-tax restructuring charges of $6.5 million to $8.0 million related to this program as compared to the prior estimate of $6.0 million to $7.5 million. We expect $5.5 million to $6.2 million of the total restructuring charges will constitute termination benefits, and $1.0 million to $1.8 million will relate to other exit costs, including employee relocation and outplacement costs. Additionally, we expect to incur $2.5 million to $3.0 million of restructuring related charges, consisting primarily of retention bonuses offered to certain employees expected to remain with our company after completion of the program. All of these charges will result in future cash outlays. We began realizing program-related savings in the first quarter 2017 and expect to achieve annual pre-tax savings of $25 million to $30 million once the program is fully implemented. This is an increase as compared to the prior estimate of $20 million to $25 million. The increase in the estimated restructuring charges and annual pre-tax savings ranges as compared to the prior estimates were the result of an increase in the headcount reduction initially contemplated under the program.
2017 EMEA Restructuring Program
During the first quarter 2017, we committed to a restructuring program to centralize certain administrative functions in Europe. The program commenced in the second quarter 2017 and is expected to be substantially completed by the end of 2018. We estimate that we will record aggregate pre-tax restructuring charges of approximately $5.0 million related to this program, almost all of which constitute termination benefits, and all of which will result in future cash outlays. This represents a decrease as compared to the prior estimate of aggregate pre-tax restructuring charges of $7.1 million to $8.5 million. We expect to achieve annual pre-tax savings of approximately $2.5 million once the program is fully implemented and will begin realizing program related savings in the first quarter 2018. This represents a decrease as compared to the prior estimate of annual pre-tax savings of $2.7 million to $3.3 million. The reduction in expected charges and annual pre-tax savings is the result of a decrease in the headcount reduction initially contemplated under the program.
2016 Manufacturing Footprint Realignment Plan
In 2016, we initiated a restructuring plan involving the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of our facilities. (the "2016 Manufacturing Footprint Realignment Plan"). These actions commenced in the first quarter 2016 and are expected to be substantially completed by the end of 2018. We estimate that we will incur aggregate pre-tax charges in connection with these restructuring activities of approximately $34 million to $44 million, of which we estimate $27 million to $31 million will result in future cash outlays. Additionally, we expect to incur aggregate capital expenditures of approximately $17 million to $19 million in connection with the 2016 Manufacturing Footprint Realignment Plan. We began realizing plan-related savings in 2017 and expect to achieve annual pre-tax savings of $12 million to $16 million once the plan is fully implemented.
2014 Manufacturing Footprint Realignment Plan
In April 2014, we initiated a restructuring plan (the "2014 Manufacturing Footprint Realignment Plan") involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014.
During the fourth quarter 2017, we executed an agreement with an alternate provider for the development and supply of a component to be included in certain kits primarily sold by our Vascular North America and Anesthesia North America operating segments. This will result in increased development costs, but also is expected to reduce the cost of the component supply once it becomes commercially available, as compared to costs incurred with respect to current suppliers. Therefore, we anticipate a net savings as a result of this agreement. As a result, we revised our cost , annual pre-tax savings and timing estimates with respect to the 2014 Manufacturing Footprint Realignment Plan. We estimate that we will incur aggregate pre-tax charges in connection with the 2014 Manufacturing Footprint Realignment Plan of approximately $46 million to $51 million, compared to our most recent prior estimate of approximately $43 million to $48 million. Additionally, we estimate that we will achieve annual pre-tax savings of $26 million to $29 million as compared to our most recent prior estimate of $23 million to $27 million. As a result of the changes to the plan described above, we now expect the plan will be substantially complete by the end of 2021, as compared to our prior estimate of the second half of 2020.
We continue to anticipate an increase in annual revenues resulting from improved pricing on our Vascular kits as a result of changes made to our medication delivery devices. We anticipate that this projected increase in annual revenues, taken together with the projected annual savings we expect to realize under the 2014 Manufacturing Footprint Realignment Plan, should enable us to improve our pre-tax income on an annual basis by approximately $31 million to $35 million once the plan has been completed.
We expect aggregate cash outlays associated with the plan to be in the range of $38 million to $43 million, compared to our most recent prior estimate of approximately $33 million to $38 million. Additionally, we continue to expect that we will incur $24 million to $30 million in aggregate capital expenditures under the plan.
2016 Other Restructuring Programs
During the second half of 2016, we commenced restructuring activities involving the consolidation of global administrative functions and manufacturing operations. These programs are expected to be substantially complete by the end of the first quarter of 2018. We estimate that we will record aggregate pre-tax charges of $3.8 million to $4.7 million related to these programs, which constitute termination benefits and contract termination costs that will result in future cash outlays. Additionally, we expect to incur approximately $1.5 million of accelerated depreciation and other costs directly related to the programs, which we anticipate will be recognized in cost of goods sold; we anticipate that approximately $1.0 million of this amount will result in cash outlays. As of December 31, 2017, we expect to achieve annual pre-tax savings of $9.0 million to $10.0 million once this program is fully implemented, which is an increase to the prior estimate of $6.9 million to $8.5 million. The increase in the estimated annual pre-tax savings is due to an increase in the headcount reduction initially contemplated under the program.
For additional information regarding our restructuring programs and impairment charges, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
Interest expense

	2017	2016	2015
	(Dollars in millions)
Interest expense	$82.5	$54.9	$61.3
Average interest rate on debt during the year	3.70%	3.80%	3.84%
Comparison of 2017 and 2016
The increase in interest expense for the year ended December 31, 2017 compared to the prior year was primarily due to an increase in average debt outstanding, mainly attributable to borrowings under the Credit Agreement that were utilized to fund the Vascular Solutions and NeoTract acquisitions, offset by a slight decline in the average interest rate on debt.
Comparison of 2016 and 2015
The decrease in interest expense for the year ended December 31, 2016 compared to the prior year was primarily due to our repurchase of our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") from certain holders of those notes in exchange for cash and shares of our common stock (which transactions are referred to below as "exchange transactions") and conversions of the Convertible Notes, resulting in lower average amounts of debt outstanding compared to the prior period. The decrease was also the result of a lower average interest rate due to our June 1, 2015 redemption of our 6.875% Senior Subordinated Notes due 2019 (the "2019 Notes"), which were replaced by borrowings under our previous revolving credit facility and subsequently by our issuance of 4.875%

Senior Notes due 2026 (the “2026 Notes”). The interest rates on both the revolving credit facility and the 2026 Notes are lower than the interest rate on the 2019 Notes. The decrease in interest expense was partially offset by financing fees of $3.4 million incurred for the year ended December 31, 2016 to secure bridge financing commitments related to our acquisition of Vascular Solutions.
Loss on extinguishment of debt

	2017	2016	2015
	(Dollars in millions)
Loss on extinguishment of debt	$5.6	$19.3	$10.5
For the year ended December 31, 2017, we recognized a $5.6 million loss on the extinguishment of debt, of which $5.2 million related to our repurchase, on January 5, 2017, of $91.7 million in aggregate principal amount of Convertible Notes through exchange transactions with certain holders of the Convertible Notes, and $0.4 million related to the amendment and restatement of our previous credit agreement, which was considered a partial extinguishment of debt. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
For the year ended December 31, 2016, we recognized a loss on the extinguishment of debt of $19.3 million, of which, $16.3 million related to our repurchase of $219.2 million in aggregate principal amount of Convertible Notes through exchange transactions with certain holders of the Convertible Notes and $3.0 million related to the conversions of $44.4 million in aggregate principal amount of the Convertible Notes.
Gain on sale of assets

	2017	2016	2015
	(Dollars in millions)
Gain on sale of assets	$—	$4.4	$0.4
During the year ended December 31, 2016, we recognized a gain of $4.4 million, primarily as a result of the sale, for $8.9 million, of two buildings, one of which was previously classified as held for sale.
Taxes on income from continuing operations

	2017	2016	2015
Effective income tax rate	45.5%	3.3%	3.2%
We generate substantial earnings from our international operations. Most of the international jurisdictions in which we file tax returns historically have had statutory tax rates that are lower than the United States statutory tax rate; as a result, our consolidated effective income tax rate for 2017 (excluding the impact of the TCJA) and earlier years has been substantially below the United States statutory tax rate. The principal international jurisdictions in which the statutory tax rate in 2017 and earlier years is lower than the United States statutory tax rate and from which we derive substantial earnings include Ireland, Bermuda, Luxembourg, Germany and Italy.
Despite the TCJA's reduction of the United States corporate income tax rate, we anticipate that we will continue to have a consolidated effective income tax rate that is below the newly enacted statutory tax rate due to the lower tax rates applicable to our foreign operations in many of the relevant international jurisdictions. However, changes to either the currently enacted United States tax rates or international statutory tax rates could affect our effective income tax rate in the future.

Excluding the impact of any discrete items, the provisions of the TCJA are expected to be neutral or to reduce somewhat our effective tax rate in 2018 compared to what the rate would have been prior to the adoption of the TCJA . The ultimate impact on our effective tax rate will largely depend on a variety of factors, including the portion of pretax earnings that we generate in various taxing jurisdictions.

Comparison of 2017 and 2016
The effective income tax rate for 2017 was 45.5% compared to 3.3% for 2016. Taxes on income from continuing operations in 2017 were $129.6 million compared to $8.1 million in 2016. The effective income tax rate for 2017 was impacted by a net tax expense of $107.9 million resulting from the enactment of the TCJA. The $107.9 million net tax expense reflects a tax expense of $154.0 million for the deemed repatriation of undistributed foreign earnings, partially offset by a $46.1 million tax benefit resulting from the reassessment and revaluation of the net deferred tax liabilities. Additionally, the effective tax rate for 2017 was impacted by a net excess tax benefit related to share-based compensation and a benefit resulting from the expiration of various statutes of limitation. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Comparison of 2016 and 2015
The effective income tax rate in 2016 was 3.3% compared to 3.2% in 2015. Taxes on income from continuing operations in 2016 were $8.1 million compared to $7.8 million in 2015. The effective income tax rate for 2016 was impacted by a tax benefit associated with U.S. federal tax return filings, a benefit resulting from the reduction of German tax reserves as a result of the conclusion of an audit, a benefit resulting from the expiration of various statutes of limitation and a benefit associated with an IPR&D asset impairment.
Segment Results
Segment Net Revenues

	Year Ended December 31			% Increase/(Decrease)
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(Dollars in millions)
Vascular North America	$313.6	$295.2	$284.1	6.2	3.9
Interventional North America	220.6	82.4	75.2	167.6	9.6
Anesthesia North America	198.0	198.8	189.2	(0.4)	5.0
Surgical North America	175.2	172.2	161.3	1.7	6.8
EMEA	552.7	510.9	514.5	8.2	(0.7)
Asia	269.2	249.4	241.7	7.9	3.2
OEM	183.0	161.0	149.4	13.7	7.8
All other	234.0	198.1	194.3	18.1	1.9
Segment Net Revenues	$2,146.3	$1,868.0	$1,809.7	14.9	3.2
Segment Operating Profit

	Year Ended December 31,			% Increase/(Decrease)
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(Dollars in millions)
Vascular North America	$77.0	$77.1	$59.5	(0.1)	29.7
Interventional North America	26.0	13.3	5.8	95.8	128.7
Anesthesia North America	62.9	55.6	48.3	13.2	15.0
Surgical North America	63.9	56.6	52.5	12.9	7.8
EMEA	92.4	84.4	92.3	9.5	(8.6)
Asia	75.6	75.7	67.9	(0.2)	11.6
OEM	41.6	33.6	33.2	23.6	1.4
All other	11.2	26.5	28.4	(57.9)	(6.7)
Segment Operating Profit(1)	$450.6	$422.8	$387.9	6.6	9.0

(1)
See Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.

Comparison of 2017 and 2016
Vascular North America
Vascular North America net revenues for the year ended December 31, 2017 increased $18.4 million, or 6.2%, compared to the prior year. The increase is primarily attributable to a $7.9 million net increase in sales volumes of existing products, a $6.7 million increase in new product sales and price increases.
Vascular North America operating profit for the year ended December 31, 2017 decreased $0.1 million, or 0.1%, compared to the prior year. The decrease is primarily attributable to higher general and administrative expenses as well as higher research and development expenses. In addition, operating profit in 2016 reflected a benefit resulting from the reversal of contingent consideration liabilities. The decreases were partially offset by an increase in gross profit resulting from an increase in sales volumes, lower manufacturing costs and increases in prices and new product sales.
Interventional North America
Interventional North America net revenues for the year ended December 31, 2017 increased $138.2 million, or 167.6%, compared to the prior year. The increase is primarily attributable to net revenues of $127.9 million generated by Vascular Solutions.
Interventional North America operating profit for the year ended December 31, 2017 increased $12.7 million, or 95.8%, compared to the prior year. The increase is primarily attributable to gross profit generated by Vascular Solutions, which was partially offset by higher operating expenses, including expenses incurred in connection with the acquisition and ongoing operations of Vascular Solutions.
Anesthesia North America
Anesthesia North America net revenues for the year ended December 31, 2017 decreased $0.8 million, or 0.4%, compared to the prior year. The decrease is primarily attributable to a $10.1 million decrease in sales volumes of existing products partially offset by net revenues generated by an acquired business and an increase in new product sales.
Anesthesia North America operating profit for the year ended December 31, 2017 increased $7.3 million, or 13.2%, compared to the prior year. The increase is primarily attributable to a gain of $6.4 million resulting from a favorable ruling in a lawsuit involving an insurance provider.
Surgical North America
Surgical North America net revenues for the year ended December 31, 2017 increased $3.0 million, or 1.7%, compared to the prior year. The increase is primarily attributable to a $3.0 million increase in new product sales and price increases of $2.6 million partially offset by a $2.8 million decrease in sales volumes of existing products.
Surgical North America operating profit for the year ended December 31, 2017 increased $7.3 million, or 12.9%, compared to the prior year. The increase is primarily attributable to an increase in gross profit resulting from lower manufacturing costs and increases in prices and new product sales, partially offset by sales volume decreases. The increase in operating profit is also attributable to lower expense associated with the revaluation of contingent consideration liabilities.
EMEA
EMEA net revenues for the year ended December 31, 2017 increased $41.8 million, or 8.2%, compared to the prior year. The increase is primarily attributable to net revenues of $20.5 million generated by acquired businesses (primarily Vascular Solutions), favorable fluctuations in foreign currency exchange rates and an increase in new product sales.
EMEA operating profit for the year ended December 31, 2017 increased $8.0 million, or 9.5%, compared to the prior year. The increase is primarily attributable to gross profit generated by the acquired businesses, primarily Vascular Solutions, as well as an increase in gross profit resulting from higher sales volumes. These increases were partially offset by the impact of unfavorable fluctuations in foreign currency exchange rates and higher operating expenses, primarily resulting from costs incurred by Vascular Solutions.

Asia
Asia net revenues for the year ended December 31, 2017 increased $19.8 million, or 7.9%, compared to the prior year. The increase was primarily attributable to net revenues of $7.5 million generated by acquired businesses (primarily Vascular Solutions), as well as increases in sales volumes of existing products, new product sales and price increases. We experienced a decline in sales of certain product lines in China during 2017 as a result of a distributor to direct sales conversion, as we implemented a new structure to support product sales. However, this decline was more than offset by a net increase in sales volumes in the remainder of the Asia segment. During the first quarter 2017, the distributor in China that we terminated in connection with the distributor to direct sales conversion commenced an arbitration proceeding against us, seeking, among other things, to compel our repurchase of Teleflex products that the distributor held in its inventory. In February 2018, we entered into a settlement agreement with the distributor with respect to the outstanding arbitration claims. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Asia operating profit for the year ended December 31, 2017 decreased $0.1 million, or 0.2%, compared to the prior year. The decrease was primarily attributable to higher selling, general and administrative expenses, including those incurred in connection with the distributor to direct sales conversion and related arbitration in China referenced above, costs incurred by Vascular Solutions and unfavorable fluctuations in foreign currency exchange rates. The decreases were partially offset by an increase in gross profit generated by acquired businesses (primarily Vascular Solutions) as well as an increase in gross profit resulting from price increases.
OEM
OEM net revenues for the year ended December 31, 2017 increased $22.0 million, or 13.7%, compared to the prior year. The increase is primarily attributable to a $10.4 million increase in sales volumes of existing products, net revenues of $7.7 million generated by an acquired business and to a lesser extent, an increase in new product sales.
OEM operating profit for the year ended December 31, 2017 increased $8.0 million, or 23.6%, compared to the prior year. The increase is primarily attributable to an increase in gross profit resulting from higher sales volumes and gross profit generated by an acquired business. This increase was partially offset by higher operating expenses including those incurred by the acquired business as well as selling expenses.
All other
Net revenues for the other businesses for the year ended December 31, 2017 increased $35.9 million, or 18.1%, compared to the prior year. The increase is primarily attributable to net revenues of $37.1 million generated by NeoTract.
Operating profit for the other businesses for the year ended December 31, 2017 decreased $15.3 million, or 57.9%, compared to the prior year. The decrease is primarily attributable to higher operating expenses resulting from the NeoTract acquisition, including transaction fees and related expenses, which were partially offset by gross profit generated by the NeoTract acquisition.
Comparison of 2016 and 2015
Vascular North America
Vascular North America net revenues for the year ended December 31, 2016 increased $11.1 million, or 3.9%, compared to the prior year. The increase is primarily attributable to an increase in sales volumes of existing products of $6.3 million, new product sales of $3.0 million and, to a lesser extent, price increases.
Vascular North America operating profit for the year ended December 31, 2016 increased $17.6 million, or 29.7%, compared to the prior year. The increase is primarily attributable to a benefit resulting from the reversal of contingent consideration liabilities, as well as an increase in gross profit, reflecting the impact of an increase in sales volumes of existing products and price increases, lower administrative expenses and the favorable impact of the suspension of the excise tax on medical devices under the Affordable Care Act.

Interventional North America
Interventional North America net revenues for the year ended December 31, 2016 increased $7.2 million or 9.6%, compared to the prior year. The increase is primarily attributable to an increase in sales volumes of existing products of $5.2 million and price increases of $1.9 million.
Interventional North America operating profit for the year ended December 31, 2016 increased $7.5 million, or 128.7%, compared to the prior year. The increase is primarily attributable to an increase in gross profit, mainly due to the impact of higher sales volumes of existing products, price increases and increased sales of higher margin products.
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
All other
Net revenues for the other businesses for the year ended December 31, 2016 increased $3.8 million, or 1.9%, compared to the prior year. The increase is principally attributable to an increase in sales volumes of existing products of $4.7 million and an increase in new product sales of $3.5 million, partially offset by unfavorable fluctuations in foreign currency exchange rates.
Operating profit for the other businesses for the year ended December 31, 2016 decreased $1.9 million, or 6.7%, compared to the prior year. The decrease is principally attributable to a decrease in gross profit, primarily reflecting higher manufacturing costs and the impact of unfavorable fluctuations in foreign currency exchange rates. The decreases in operating profit were partially offset by the favorable impact of the suspension of the excise tax on medical devices under the Affordable Care Act and lower research and development expenses.
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
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility (which is provided for under our Credit Agreement) and accounts receivable securitization facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future.
Of our $333.6 million of cash and cash equivalents at December 31, 2017, $286.3 million was held at foreign subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
The TCJA significantly changes U.S. tax law by, among other things, imposing a one-time repatriation tax on undistributed post-1986 earnings and profits of foreign subsidiaries. Previously, we were not taxed on foreign earnings deemed to be permanently invested overseas. Under the TCJA, we will have to pay $154.0 million over eight years for the deemed repatriation of foreign earnings, regardless of whether such earnings are actually repatriated. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information. As a result of the repatriation tax provisions of the TCJA, we anticipate that, generally, we will be able to access cash located at our foreign subsidiaries without incurring any additional U.S. federal income tax liabilities. We are not aware of any other restrictions on repatriation of these funds and, subject to cash payment of additional foreign withholding taxes, these funds could be repatriated, if necessary.
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

As of December 31, 2017 and 2016, our net trade accounts receivable from publicly funded hospitals in Greece, Italy, Portugal and Spain were $24.7 million and $29.2 million, respectively. For the years ended December 31, 2017, 2016 and 2015, net revenues from customers in these countries were approximately 6%, 7% and 7%, respectively, of our total net revenues, and average days that current and long-term trade accounts receivable with respect to these customers were outstanding were 154, 182 and 204 days, respectively. As of December 31, 2017 and 2016, net current and long-term trade accounts receivable from these countries were approximately 15% and 19%, respectively, of our consolidated net current and long-term trade accounts receivable. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2018 and future years. See "Critical Accounting Policies and Estimates" below for additional information regarding the critical accounting estimates related to our accounts receivable.
The aggregate total fair value of consideration we provided for the acquisitions we made in 2017 and 2016 was $2.0 billion and $22.8 million, respectively. The most significant acquisitions completed in 2017 were Vascular Solutions and NeoTract. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our acquisitions.

In January 2017, we entered into the Credit Agreement, which provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $750.0 million. We used the term loan facility to finance most of the consideration for the Vascular Solutions acquisition (the remaining consideration was provided through borrowings under the revolving credit facility). The revolving credit facility provides us with significant flexibility to meet our foreseeable working capital and other liquidity needs. In addition, during 2017, we reacquired, through conversion or exchange, and retired our 3.875% convertible senior subordinated notes, which matured on August 1, 2017 ("Convertible Notes"), using available funds under the revolving credit facility. We also used $725 million in borrowings under our revolving credit facility to finance, in part, our acquisition of NeoTract. Additionally, in November 2017, we sold $500.0 million in principal amount of 4.625% senior notes due 2027 (the "2027 Notes"), the net proceeds of which were used to repay borrowings under the revolving credit facility.

In connection with the original issuance of the Convertible Notes in 2010, we entered into a convertible note hedge transaction to purchase call options. The call options enabled the Company to economically hedge the dilutive impact of the Convertible Notes conversions on the weighted average number of diluted shares outstanding. In connection with Convertible Note conversions and exchanges, we exercised or unwound these related call options. We also entered into warrant transactions in connection with issuance of the Convertible Notes. Counterparties continue to hold warrants to purchase our common stock that they acquired at the time of the initial issuance of the Convertible Notes. At December 31, 2017, warrants to purchase 559,614 shares at an exercise price of $74.65 per share remained outstanding. The remaining warrants expire ratably over a period ending on August 31, 2018. At December 31, 2017, the intrinsic value of the warrants (i.e. the excess of the aggregate market price of the underlying shares over the aggregate exercise price of the warrants) was $98.0 million.
We may at any time, from time to time, repurchase our outstanding debt securities in open market purchases, via tender offers or in privately negotiated transactions, exchange transactions or otherwise, at such price or prices as we deem appropriate. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and may be commenced or suspended at any time.
See "Financing Arrangements" below as well as Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for further information related to our borrowings.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Cash flows from continuing operations provided by (used in):
Operating activities	$426.3	$410.6	$303.4
Investing activities	(1,832.9)	(57.0)	(154.8)
Financing activities	1,141.3	(118.7)	(85.6)
Cash flows used in discontinued operations	(6.4)	(2.1)	(2.6)
Effect of exchange rate changes on cash and cash equivalents	61.5	(27.4)	(25.3)
Increase (decrease) in cash and cash equivalents	$(210.2)	$205.4	$35.1
Comparison of 2017 and 2016

Cash Flow from Operating Activities

Net cash provided by operating activities from continuing operations was $426.3 million during 2017 and $410.6 million during 2016. The $15.7 million increase is attributable to favorable operating results partially offset by a net cash outflow for income taxes resulting primarily from a tax refund received in 2016. Excluding income taxes, the net impact of the working capital changes was consistent in 2017 as compared to 2016; an increase in inventories was offset by an increase in accounts payable and accrued expenses, and to a lesser extent, a net decrease in prepaid expenses and other current assets. The increase in inventories for the year ended December 31, 2017 was $22.4 million compared to a decrease of $6.4 million for the year ended December 31, 2016. The increase is attributable to inventory purchases to achieve desired safety stock levels as well as inventory from a former Chinese distributor that was returned to us during 2017 as part of an arbitration proceeding. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding this arbitration proceeding. The net increase in accounts payable and accrued expenses was $39.0 million for the year ended December 31, 2017 as compared to an increase of $15.4 million for the year ended December 31, 2016; the increase is primarily attributable to an increase in payroll and benefit related accruals.
Cash Flow from Investing Activities

Net cash used in investing activities from continuing operations was $1.8 billion during 2017, primarily resulting from $1.8 billion in payments for businesses acquired, principally Vascular Solutions and NeoTract; and capital expenditures of $70.9 million, which were partially offset by proceeds of $6.3 million from the sale of two properties, one of which was a building that had been previously classified as held for sale.

Cash Flow from Financing Activities

Net cash provided by financing activities from continuing operations was $1.1 billion during 2017, primarily resulting from a net increase in borrowings of $1.2 billion. Our borrowings under the Credit Agreement included $1.0 billion to finance the Vascular Solutions acquisition, together with related fees and expenses, and $725 million to finance the NeoTract acquisition. In addition, we sold $500 million in principal amount of the 2027 Notes. These increases were partially offset by our repayments of 1.1 billion of borrowings under the Credit Agreement. Additionally, we had a $136.1 million reduction in borrowings under our 3.875% Convertible Senior Subordinated Notes due 2017 (the "Convertible Notes") resulting from exchange transactions, and payment upon maturity of all remaining Convertible Notes outstanding, each of which is discussed below under "Borrowings."

Net cash provided by financing activities from continuing operations was also impacted by dividend payments of $61.2 million and debt issuance and amendment fees of $26.7 million, which included fees paid in connection with our entry into the Credit Agreement, the issuance of the 2027 Notes and a bridge facility and backstop commitment that was put in place to assist with the financing of the Vascular Solutions acquisition, but was never utilized because the required financing was provided under the Credit Agreement.

Comparison of 2016 and 2015

Cash Flow from Operating Activities

Net cash provided by operating activities from continuing operations was $410.6 million during 2016 and $303.4 million during 2015. The $107.2 million increase is primarily attributable to improved operating results, a net favorable impact from changes in working capital and a reduction in income tax payments.
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

Cash Flow from Financing Activities

Net cash used in financing activities from continuing operations was $118.7 million during 2016, primarily resulting from dividends paid of $59.0 million and a net reduction in borrowings of $42.9 million. The net reduction in borrowings included reductions of $263.6 million resulting from exchange transactions and conversions related to Convertible Notes and the net reduction of $186.0 million in the outstanding balance of our revolving credit facility, partially offset by our issuance of $400.0 million in principal amount of the 2026 Notes and increased borrowings of $6.7 million under our securitization program. Net cash used in financing activities also reflected a $9.2 million payment for our acquisition of the remaining 26% noncontrolling interest of Teleflex Medical Private Limited, our Indian affiliate in which we already owned the 74% controlling interest, $9.0 million in debt extinguishment, issuance and amendment fees, including transaction fees associated with the issuance of the 2026 Notes and $7.3 million in contingent consideration payments. These cash payments were partially offset by $9.1 million of net proceeds from share-based compensation plans and the related tax benefits, primarily related to stock option exercises.

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2017	2016
	(Dollars in millions)
Net debt includes:
Current borrowings	$86.6	$183.1
Long-term borrowings	2,162.9	850.3
Unamortized debt discount	—	2.7
Unamortized debt issuance costs	20.5	10.0
Total debt	2,270.0	1,046.1
Less: Cash and cash equivalents	333.6	543.8
Net debt	1,936.4	502.3
Total capital includes:
Net debt	1,936.4	502.3
Shareholders’ equity	2,430.5	2,137.5
Total capital	$4,366.9	$2,639.8
Percent of net debt to total capital	44.3%	19.0%
Fixed rate debt comprised 50.7% and 75.1% of total debt at December 31, 2017 and 2016, respectively. The decrease in fixed rate borrowings as a percentage of total borrowings at December 31, 2017 compared to the fixed rate borrowings as a percentage of total borrowings at December 31, 2016 is primarily due to variable rate borrowings under our amended and restated senior credit facility (described below) offset by the increase in fixed rate borrowings as a result of the issuance of the 2027 Notes.
Amended and restated senior credit facility
On January 20, 2017, we amended and restated our then-existing senior credit agreement by entering into an amended and restated credit agreement (the “Credit Agreement”). As noted above, the Credit Agreement provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $750.0 million. The term loan facility and borrowings under the revolving credit facility were used to finance the acquisition of Vascular Solutions. The obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of our material domestic subsidiaries and are secured by a lien on substantially all of our and each guarantor's owned assets. The revolving credit facility and the term loan facility will mature on January 20, 2022 and February 17, 2022, respectively. At December 31, 2017, we had $349.0 million in borrowings outstanding and approximately $3.2 million in outstanding standby letters of credit under our $1.0 billion revolving credit facility.
The Credit Agreement contains customary representations and warranties and covenants that, among other things and subject to certain exceptions, qualifications and thresholds, place limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness, create additional liens, enter into a merger, consolidation or amalgamation, dispose of certain assets, make certain investments or acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. Additionally, the Credit Agreement contains financial covenants that require us to maintain a consolidated total leverage ratio (generally, Consolidated Total Funded Indebtedness, as defined in the Credit Agreement, on the determination date to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the determination date) of not more than 4.50 to 1, a secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the determination date to Consolidated EBITDA, as defined in the 2017 Credit Agreement, for the four most recent fiscal quarters ending on or preceding the determination date) of not more than 3.50 to 1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent quarters ending on or preceding the determination date to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.
See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Credit Agreement.

2024, 2026 and 2027 Senior Notes (collectively, the "Senior Notes")
As of December 31, 2017, the outstanding principal amount of the 2024 Notes, 2026 Notes and 2027 Notes was $250.0, $400.0 million and $500.0 million, respectively. The indentures governing the 2024 Notes and 2026 Notes contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur debt, create liens, consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, and pay dividends on, repurchase or make distributions in respect of capital stock, subject to specified conditions. The indenture governing the 2027 Notes contains covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. As of December 31, 2017, we were in compliance with all of the terms of our Senior Notes.

Accounts receivable securitization

We have an accounts receivable securitization facility under which we sell an undivided interest in domestic accounts receivable for consideration of up to $50.0 million to a commercial paper conduit. As of December 31, 2017, we borrowed the maximum amount available of $50.0 million under this facility. This facility is utilized to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2017, we were in compliance with the covenants and none of the termination events had occurred. As of December 31, 2016, we had $50.0 million of outstanding borrowings under our accounts receivable securitization facility.
Convertible notes
Our Convertible Notes matured on August 1, 2017 (the "Maturity Date"). The Convertible Notes were convertible under certain circumstances, including the attainment of at least a specified last reported sales price per share of our common stock during a specified period. Since the fourth quarter 2013, our closing stock price exceeded the threshold for conversion. Moreover, commencing on May 1, 2017 and through July 28, 2017, the Convertible Notes were convertible regardless of the closing price of our stock. We elected a net settlement method to satisfy our conversion obligations, under which we settled the conversion of Convertible Notes by paying the principal amount of the Convertible Notes in cash and providing shares having a value equal to the excess of the conversion value of the Convertible Notes over the principal amount of the notes; however, cash was paid in lieu of fractional shares.
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

Contractual Obligations
Contractual obligations at December 31, 2017 are as follows:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Dollars in thousands)
Total borrowings	$2,270,001	$86,625	$89,063	$944,313	$1,150,000
Interest obligations(1)	632,627	96,682	187,547	149,898	198,500
Operating lease obligations	139,275	30,262	47,886	33,960	27,167
Purchase and other obligations(2)	178,792	177,538	1,254	—	—
Tax on deemed repatriation of foreign earnings (3)	153,981	12,887	24,538	24,538	92,018
Pension and other postretirement benefits	54,792	5,073	10,419	10,912	28,388
Total contractual obligations	$3,429,468	$409,067	$360,707	$1,163,621	$1,496,073

(1)	Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2017.

(2)
Purchase and other obligations are defined as an unconditional commitments to purchase goods or services that are legally binding and that specify all significant terms, including: quantities to be purchased; price provisions; and the approximate timing of the transaction. The amounts include commitments for inventory purchases and capital expenditures that do not exceed our projected requirements in the normal course of business and penalties due upon cancellation of cancellable agreements; the amounts exclude operating lease obligations.

(3)
Pursuant to the provisions of the TCJA, we recognized tax expense of $154.0 million for the deemed repatriation of foreign earnings, which we have elected to pay in annual installments over eight years (as prescribed by the TCJA).

We recorded a noncurrent liability for uncertain tax positions of $12.3 million and $17.5 million as of December 31, 2017 and 2016, respectively. Due to uncertainties regarding the ultimate resolution of ongoing or future tax examinations, we are not able to reasonably estimate the amount of any income tax payments that will be required to settle uncertain income tax positions or the periods in which any such payments will be made and as a result, these amounts are excluded from the contractual obligations table above.
We recorded contingent consideration liabilities of $272.1 million and $7.1 million as of December 31, 2017 and 2016, respectively, of which $74.2 million and $0.6 million, respectively, were recorded as the current portion of contingent consideration. Due to uncertainty regarding the timing and amount of future payments related to these liabilities, these amounts are excluded from the contractual obligations table above.
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

An allowance for doubtful accounts is maintained for trade accounts receivable based on the expected collectability of accounts receivable, after considering the Company's historical collection experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was $10.3 million and $8.6 million at December 31, 2017 and 2016, respectively, which constituted 2.8% and 3.0% of gross trade accounts receivable at December 31, 2017 and 2016, respectively.
In light of the volatility in global economic markets in recent years, we have procedures in place within countries where we have collectability concerns to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts.  These procedures include monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer issues.  In addition, with respect to government customers, we evaluate receivables for potential collection risks associated with any limitations on the availability of government funding and reimbursement practices.  To reduce risk exposures with respect to certain of our non-government customers, we have instituted procedures that include reducing credit limits and requiring that payments accompany orders. Some of our customers, particularly in Greece, Italy, Spain and Portugal, have extended or delayed payments for products and services already provided resulting in collectability concerns regarding our accounts receivable from these customers. If the financial condition of these customers or the healthcare systems in these countries deteriorate to the extent that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods.
Although we maintain allowances for doubtful accounts to cover the estimated losses which may occur when customers cannot make their required payments, we cannot be assured that the allowances will be sufficient to cover future losses given the volatility in the worldwide economy and the possibility that other, unanticipated events may adversely affect collectability of the accounts.  If our allowance for doubtful accounts is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our results of operations.  Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.

Distributor Rebates

We offer rebates to certain distributors and record a reserve with respect to the estimated amount of the rebates as a reduction of revenues at the time of sale. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience and other relevant information. When necessary, we adjust the reserves, with a corresponding adjustment to revenue, to reflect differences between estimated and actual experience. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. The reserve for estimated rebates was $12.2 million and $11.6 million at December 31, 2017 and 2016, respectively. We expect to pay amounts subject to the reserve as of December 31, 2017 within 90 days subsequent to year-end.

Inventory Utilization

Inventories are valued at the lower of cost or net realizable value. We maintain a reserve for excess and obsolete inventory that reduces the carrying value of our inventories to reflect the diminution of value resulting from product obsolescence, damage or other issues affecting marketability. The reduction in carrying value is equal to the difference between the cost of the inventory and its estimated net realizable value.  Factors utilized in the determination of estimated net realizable value and whether a reserve is required include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.
The adequacy of the reserve is reviewed each reporting period and adjusted as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information in estimating future usage.
Our inventory reserve was $35.6 million and $36.4 million at December 31, 2017 and 2016, respectively, which represents 8.3% and 10.3% of gross inventories at those respective dates.

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
Goodwill and Other Intangible Assets

Intangible assets include indefinite-lived assets (such as goodwill, certain trade names and in-process research and development ("IPR&D")), as well as finite-lived intangibles (such as trade names that do not have indefinite lives, customer relationships, intellectual property and distribution rights). The costs of finite-lived intangibles are amortized to expense over their estimated useful life. Determining the useful life of an intangible asset requires considerable judgment as different types of intangible assets typically will have different useful lives. Goodwill and other indefinite-lived intangible assets are not amortized; we test these assets annually for impairment during the fourth quarter, using the first day of the quarter as the measurement date, or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate an impairment may have occurred. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.
Considerable management judgment is necessary in making the assumptions used in the impairment analysis including evaluating the impact of operating and macroeconomic changes and estimating future cash flows, which are key elements in determining fair value. Assumptions we use in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with our internal projections and operating plans. We believe these assumptions and estimates are also comparable to those that would be used by other marketplace participants.
Goodwill

Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below that operating segment. We have ten reporting units. In applying the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step quantitative impairment test, described below. Alternatively, we may test goodwill for impairment through the two-step quantitative impairment test without conducting the qualitative analysis. Under guidance issued by the Financial Accounting Standards Board, the quantitative goodwill impairment test will be simplified, effective for fiscal years beginning after December 15, 2019, subject to optional early adoption. See Note 2 to the consolidated financial statements in this Annual Report on Form 10-K for additional information.
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

Determining fair value requires the exercise of significant judgment. The more significant judgments and assumptions used in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) discount rates that are used to discount future cash flows to their present values, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs.  The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2017 as compared to the valuations of our reporting units in 2016.
Our expected future growth rates estimated for purposes of the goodwill impairment test are based on our estimates of future sales, operating income and cash flow and are consistent with our internal budgets and business plans, which reflect a modest amount of core revenue growth coupled with the successful launch of new products each year; the effect of these growth indicators more than offset volume losses from products that are expected to reach the end of their life cycle. Changes in assumptions underlying the Income Approach could cause a reporting unit's carrying value to exceed its fair value. While we believe our assumed growth rates of sales and cash flows are reasonable, the possibility remains that the revenue growth of a reporting unit may not be as high as expected, and, as a result, the estimated fair value of that reporting unit may decline. In this regard, if our strategy and new products are not successful and we do not achieve anticipated core revenue growth in the future with respect to a reporting unit, the goodwill in the reporting unit may become impaired and, in such case, we may incur material impairment charges. Moreover, changes in revenue and EBITDA multiples in actual transactions from those historically present could result in an assessment that a reporting unit’s carrying value exceeds its fair value, in which case we also may incur material impairment charges.
We did not record any goodwill impairment charges as a result of the annual goodwill impairment testing performed during the fourth quarter 2017. As noted above under “Changes in Reporting Segments,” because changes in our operating segments during the fourth quarter 2017 affected certain of our reporting units, we reallocated the goodwill balances of the reporting units based on their relative fair values and performed goodwill impairment analyses on those reporting units. We did not record any goodwill impairment charges as a result of these analyses.

Other Intangible Assets

Intangible assets are assets acquired that lack physical substance and that meet the specified criteria for recognition apart from goodwill. Management tests indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate that an impairment may have occurred. Similar to the goodwill impairment test process, we may assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, we then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible asset to its carrying amount. Alternatively, we may elect to forgo the qualitative analysis and test the indefinite-lived intangible asset for impairment through the quantitative impairment test.
In connection with the quantitative impairment test, since quoted market prices are seldom available for intangible assets, we utilize several present value techniques to estimate fair value. The fair value of trade names and IPR&D is estimated by the use of a relief from royalty method, a form of income approach that values an intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The value of the hypothetical royalty, which is based on the estimated royalty rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management must estimate the volume of sales, hypothetical royalty rate, discount rate, and terminal growth rate to estimate the hypothetical royalty associated with the asset.  Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated from the intangible asset. Assumptions about royalty rates are based on the rates at which similar intangible assets are being licensed in the marketplace.

No impairment was recorded as a result of the annual indefinite-lived intangible asset impairment testing performed during the fourth quarter 2017. For the year ended December 31, 2016, we recognized a pre-tax IPR&D impairment charge of $41.0 million. See "Restructuring and impairment charges" within "Result of Operations" above as well as Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on this charge.
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

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity of plan expenses and benefit obligations to changes in the weighted average assumptions:

	Assumed Discount Rate		Expected Return on Plan Assets	Assumed Healthcare Trend Rate
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Change	1.0% Increase	1.0% Decrease
		(Dollars in millions)
Net periodic pension and postretirement healthcare expense	$—	$(0.1)	$1.7	$0.2	$(0.1)
Projected benefit obligation	$(31.2)	$34.6	N/A	$3.6	$(3.1)
For additional information on assumptions pertaining to pension and other postretirement benefit plans, refer to Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

Share-based Compensation

We estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account subjective and complex assumptions with respect to expected life of options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted represents the period of time that options are expected to be outstanding, which is derived from the vesting period of the award, as well as historical exercise behavior. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Share based compensation expense for 2017, 2016 and 2015 was $19.4 million, $16.9 million and $14.5 million, respectively.
Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. We determined the fair value of the contingent consideration liability related to the NeoTract acquisition, which represented the vast majority of our contingent consideration liabilities at December 31, 2017, using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. We determined the fair value of our other contingent consideration liabilities using a probability-weighted discounted cash flow analysis. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates and the period prior to payment may result in significantly lower fair value measurements; decreases in these items may have the opposite effect. See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

We remeasure the liability each reporting period and recognize the change in the liability's fair value within selling, general and administrative expenses in our consolidated statement of income. As of December 31, 2017 and 2016, we accrued $272.1 million and $7.1 million of contingent consideration, respectively. For the year ended December 31, 2017 there were no changes to the estimated probabilities associated with the contingent consideration liabilities. For the years ended December 31 2016 and 2015, we recognized a reduction to contingent consideration of $8.3 million and $4.4 million, respectively, resulting from changes in estimated probabilities associated with certain regulatory and sales milestones.

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
In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. The valuation allowance for deferred tax assets of $104.8 million and $104.5 million at December 31, 2017 and 2016, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate an adjustment. We are currently under examination in Canada, Germany, Italy and the United States. The ultimate outcome of these examinations could result in increases or decreases to our recorded tax liabilities, which would affect our financial results. See Note 13 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.
As noted above, the TCJA significantly changes U.S. tax law. As permitted by SAB 118, we have included in our consolidated financial statements for the year ended December 31, 2017, provisional amounts reflecting the tax impact related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. Once our accounting for the income tax effects of the TCJA is complete, the amounts with respect to the income tax effects of the TCJA may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on December 31, 2017 were determined using a base rate of the one-month LIBOR rate plus the applicable spread.

	Year of Maturity
	2018	2019	2020	2021	2022	Thereafter	Total
	(Dollars in thousands)
Fixed rate debt	$—	$—	$—	$—	$—	$1,150,000	$1,150,000
Average interest rate	—%	—%	—%	—%	—%	4.848%	4.848%
Variable rate debt	$86,625	$37,500	$51,563	$70,312	$874,000	$—	$1,120,000
Average interest rate	2.845%	3.569%	3.569%	3.569%	3.516%	—%	3.472%
A change of 1.0% in variable interest rates would increase or decrease annual interest expense by $7.1 million based on our outstanding debt as of December 31, 2017.
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
The following table provides information regarding our open foreign currency forward contracts at December 31, 2017, which mature during 2018. As of December 31, 2017, the total notional amount for the designated and non-designated contracts, expressed in U.S. dollars, is $88.5 million and $110.6 million, respectively. As of December 31, 2016, the total notional amount for the designated and non-designated contracts, expressed in U.S. dollars, is $101.8 million and $73.4 million, respectively. Forward contract notional amounts presented below are expressed in the stated currencies.

Forward Currency Contracts

	Buy/(Sell)
	(in thousands)
	Designated	Non-designated
Australian dollar	(11,240)	(11,641)
British pound	(5,700)	(8,933)
Canadian dollar	(9,726)	7,231
Chinese renminbi	—	(105,863)
Czech koruna	265,226	95,473
Euro	(6,537)	55,185
Indian rupee	—	(631,139)
Japanese yen	(762,550)	(447,600)
Korean won	(3,362,400)	(3,785,050)
Malaysian ringgit	55,890	13,727
Mexican peso	321,710	49,831
Polish zloty	—	(12,023)
Singapore dollar	7,040	—
South African rand	(45,000)	(52,921)
Swiss franc	(3,450)	4,150
United States dollar	1,239	(24,060)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We acquired Vascular Solutions and NeoTract on February 17, 2017 and October 2, 2017, respectively. Consistent with the guidance provided by the staff of the Securities and Exchange Commission, management has excluded Vascular Solutions and NeoTract from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. The net revenues attributable to Vascular Solutions and NeoTract were $152.6 million and $39.0 million, respectively, from the respective dates of acquisition through December 31, 2017, representing, in the aggregate, 9% of our consolidated net revenues for the year ended December 31, 2017. Total assets of Vascular Solutions and NeoTract (excluding goodwill and intangible assets) at December 31, 2017 were $303.2 million and $49.1 million, respectively, representing, in aggregate, 6% of our consolidated total assets as of December 31, 2017.

(b) Management’s Report on Internal Control Over Financial Reporting
Our management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated by reference herein.
(c) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Vascular Solutions and NeoTract, we are in the process of evaluating both acquisitions' internal controls to determine the extent to which modifications to Vascular Solutions' and NeoTract's internal controls would be appropriate.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report. For the other information required by this Item 10, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2018 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2018 Annual Meeting will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2018 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2018 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2017 regarding our equity plans :

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,708,928	$113.49	3,629,455

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2018 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2018 Annual Meeting, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements:
The Index to Consolidated Financial Statements and Schedule is set forth on page F-1 of this Annual Report on Form 10-K.

(b)	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description
3.1.1	—	Restated Certificate of Incorporation of the Company.
3.1.2	—	Amendment to Article Thirteenth of the Company’s Certificate of Incorporation.
*3.1.3	—	Amendment to the first paragraph of Article Fourth of the Company’s Certificate of Incorporation (incorporated by reference to Proposal 2 of the Company’s Proxy Statement filed on March 29, 2007).
*3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 7, 2009).
*4.1.1	—
Indenture, dated as of May 21, 2014, among the Company, the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to the Company's 5.25% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 22, 2014).

*4.1.2	—	Form of 5.25% Senior Notes due 2024 (incorporated by reference to Exhibit A in Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2014).
*4.2.1	—
Indenture, dated May 16, 2016, by and between Teleflex Incorporated and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No 333-211276) filed with the Securities and Exchange Commission on May 11, 2016).

*4.2.2	—
First Supplemental Indenture, dated May 16, 2016, by and among Teleflex Incorporated, the guarantors party thereto and Wells Fargo Bank, National Association, relating to Teleflex Incorporated’s 4.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-5353), filed with the Securities and Exchange Commission on May 16, 2016).

*4.2.3	—	Form of 4.875% Senior Note due 2026 (included in Exhibit 4.2.2).
*4.2.4	—
Second Supplemental Indenture, dated February 28, 2017, by and among Vascular Solutions, Inc., the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2.3 to the Company’s Post-Effective Amendment No. 1 to Form S-3 filed on November 16, 2017).

*4.2.5	—
Third Supplemental Indenture, dated October 19, 2017, by and among NeoTract, Inc., Teleflex Urology Limited, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2.4 to the Company’s Post-Effective Amendment No. 1 to Form S-3 filed on November 16, 2017).

*4.3.1	—
Fourth Supplemental Indenture, dated November 20, 2017, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 20, 2017).

*4.3.2	—	Form of 4.625% Senior Note due 2027 (included in Exhibit 4.3.1).
+*10.1	—	Teleflex Incorporated Retirement Income Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 20, 2015).
+*10.2.1	—	Amended and Restated Teleflex Incorporated Deferred Compensation Plan, dated December 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 22, 2013).
+*10.2.2	—	First Amendment to the Teleflex Incorporated Deferred Compensation Plan, dated December 11, 2015 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on February 25, 2016).

Exhibit No.		Description
*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 22, 2013).
*10.3.2	—	Special Amendment to Teleflex 401(k) Savings Plan, dated August 12, 2015 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on February 25, 2016).
10.3.3	—	First Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated December 21, 2016.
10.3.4	—	Second Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated December 21, 2016.
10.3.5	—	Third Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated November 22, 2017.
10.3.6	—	Fourth Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated January 19, 2018.
+*10.4.1	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s registration statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
+*10.4.2	—	Amendment dated March 28, 2012, to 2000 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2012).
+*10.5.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
+*10.5.2	—	Amendment dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
*10.5.3	—
Form of Stock Option Agreement for stock options granted on or after January 1, 2013 under the Company’s 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5.3 to the Company's Form 10-K filed on February 24, 2014).

+*10.5.4	—
Form of Stock Option Agreement for stock options granted to Benson F. Smith under the Company's 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.5.6 to the Company’s Form 10-K filed on February 25, 2016).

+*10.5.5	—
Form of Restricted Stock Award Agreement for restricted stock awards granted to Benson F. Smith under the Company's 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.5.7 to the Company’s Form 10-K filed on February 25, 2016).

+*10.6	—
Teleflex Incorporated 2016 Executive Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed on March 24, 2016).

+*10.7	—
Teleflex Incorporated 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders filed on March 28, 2014).

+10.8	—	Amended and Restated Consulting Agreement, dated December 14, 2017, between the Company and Benson F. Smith.
+*10.9	—	Executive Change In Control Agreement, dated March 31, 2017, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 4, 2017).
+*10.10	—	Senior Executive Officer Severance Agreement, dated March 31, 2017, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 4, 2017).
+*10.11	—
Senior Executive Officer Severance Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 30, 2013).

+*10.12	—	Executive Change In Control Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on April 30, 2013).
+*10.13.1	—	Contract of Employment, dated September 27, 2011, between the Company and Thomas Anthony Kennedy (incorporated by reference to Exhibit 10.15.1 to the Company’s Form 10-K filed on February 20, 2015).
+*10.13.2	—
Letter Agreement, dated April 29, 2013, between the Company and Thomas Anthony Kennedy, relating to Mr. Kennedy's appointment as Senior Vice President, Global Operations (incorporated by reference to Exhibit 10.15.2 to the Company’s Form 10-K filed on February 20, 2015).

+*10.14	—
Letter Agreement, dated March 8, 2013, between the Company and Cameron Hicks relating to Mr. Hicks' employment as Vice President, Global Human Resources (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on February 20, 2015).

Exhibit No.		Description
+*10.15	—	Contract of Employment, dated November 26, 2012, between the Company and Karen Boylan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on February 20, 2015).
+*10.16	—
Senior Executive Officer Severance Agreement, dated February 17, 2016, between the Company and James J. Leyden (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 25, 2016).

+*10.17	—
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

+*10.20	—	Senior Executive Officer Severance Agreement, dated March 31, 2016, between the Company and Tony Kennedy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 28, 2016).
+*10.21	—	Executive Change In Control Agreement, dated March 31, 2016, between the Company and Tony Kennedy (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on April 28, 2016).
+*10.22	—	Senior Executive Officer Severance Agreement, dated March 31, 2016, between the Company and Karen Boylan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on April 28, 2016).
+*10.23	—	Executive Change In Control Agreement, dated March 31, 2016, between the Company and Karen Boylan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on April 28, 2016).
*10.24.1	—
Amended and Restated Credit Agreement, dated January 20, 2017, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and PNC Bank, National Association, as co-syndication agents, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 20, 2017).

*10.25.1	—
Issuer Warrant Transaction Confirmation, dated August 3, 2010, between the Company and Bank of America, National Association, as dealer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 9, 2010).

10.25.2	—	Amendment to Issuer Warrant Transaction, dated October 31, 2017, between the Company and Bank of America, N.A., as dealer.
*10.26.1	—
Issuer Warrant Transaction Confirmation, dated August 3, 2010, between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, as dealer (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 9, 2010).

10.26.2	—	Amendment to Issuer Warrant Transaction, dated October 31, 2017, between the Company and JPMorgan Chase Bank, National Association, as dealer.
*14	—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).
21	—	Subsidiaries of the Company.
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

Exhibit No.		Description
101.1	—
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iii) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; and (vi) Notes to Consolidated Financial Statements.

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

TELEFLEX INCORPORATED

By:	/s/ Liam J. Kelly
Liam J. Kelly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated below.

By:	/s/ Liam J. Kelly	By:	/s/ Thomas E. Powell
	Liam J. Kelly		Thomas E. Powell
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ John R. Deren
John R. Deren
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ George Babich, Jr.	By:	/s/ Andrew A. Krakauer
	George Babich, Jr. Director		Andrew A. Krakauer Director
By:	/s/ Candace H. Duncan	By:	/s/ Richard A. Packer
	Candace H. Duncan Director		Richard A. Packer Director
By:	/s/ W. Kim Foster	By:	/s/ Stuart A. Randle
	W. Kim Foster Director		Stuart A. Randle Director
By:	/s/ Gretchen R. Haggerty	By:	/s/ Benson F. Smith
	Gretchen R. Haggerty Director		Benson F. Smith Chairman and Director
By:	/s/ Dr. Stephen K. Klasko
Dr. Stephen K. Klasko Director

Dated: February 22, 2018

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts as of and for the years ended December 31, 2017, 2016 and 2015	70

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

The Company acquired Vascular Solutions, Inc. ("Vascular Solutions") and NeoTract, Inc. ("NeoTract") on February 17, 2017 and October 2, 2017, respectively. Management has excluded Vascular Solutions and NeoTract from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The net revenues attributable to Vascular Solutions and NeoTract were $152.6 million and $39.0 million, respectively, from the respective dates of acquisition through December 31, 2017, representing, in aggregate, 9% of our consolidated net revenues for the year ended December 31, 2017. Total assets of Vascular Solutions and NeoTract (excluding goodwill and intangible assets) at December 31, 2017 were $303.2 million and $49.1 million, respectively, representing, in aggregate, 6% of our consolidated total assets as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Liam J. Kelly	/s/ Thomas E. Powell
Liam J. Kelly President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule of Teleflex Incorporated and its subsidiaries as listed in the accompanying index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing on page F-2. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Vascular Solutions, Inc. and NeoTract, Inc. from its assessment of internal control over financial reporting as of December 31, 2017 because they were both acquired by the Company in purchase business combinations during 2017. We have also excluded Vascular Solutions, Inc. and NeoTract, Inc. from our audit of internal control over financial reporting. Vascular Solutions, Inc. and NeoTract, Inc. are wholly-owned subsidiaries whose total revenues and total assets excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 9% of total revenues, in aggregate, and approximately 6% of total assets, in aggregate, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 22, 2018

We have served as the Company’s auditor since 1962.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars and shares in thousands, except per share)
Net revenues	$2,146,303	$1,868,027	$1,809,690
Cost of goods sold	974,501	871,827	865,287
Gross profit	1,171,802	996,200	944,403
Selling, general and administrative expenses	699,963	563,308	568,982
Research and development expenses	84,770	58,579	52,119
Restructuring and impairment charges	14,790	59,227	7,819
Gain on sale of assets	—	(4,367)	(408)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	372,279	319,453	315,891
Interest expense	82,546	54,941	61,323
Interest income	(771)	(474)	(532)
Loss on extinguishment of debt	5,593	19,261	10,454
Income from continuing operations before taxes	284,911	245,725	244,646
Taxes on income from continuing operations	129,648	8,074	7,838
Income from continuing operations	155,263	237,651	236,808
Operating loss from discontinued operations	(4,534)	(922)	(1,730)
Tax benefit on loss from discontinued operations	(1,801)	(1,112)	(10,635)
(Loss) income on discontinued operations	(2,733)	190	8,905
Net income	152,530	237,841	245,713
Less: Income from continuing operations attributable to noncontrolling interest	—	464	850
Net income attributable to common shareholders	$152,530	$237,377	$244,863
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$3.45	$5.47	$5.68
(Loss) income on discontinued operations	(0.06)	0.01	0.21
Net income	$3.39	$5.48	$5.89
Diluted:
Income from continuing operations	$3.33	$4.98	$4.91
(Loss) income on discontinued operations	(0.06)	—	0.19
Net income	$3.27	$4.98	$5.10
Dividends per share	$1.36	$1.36	$1.36
Weighted average common shares outstanding:
Basic	45,004	43,325	41,558
Diluted	46,664	47,646	48,058
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$155,263	$237,187	$235,958
(Loss) income from discontinued operations, net of tax	(2,733)	190	8,905
Net income	$152,530	$237,377	$244,863
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$152,530	$237,841	$245,713
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation continuing operations adjustments, net of tax of ($29,448), $10,977, and $24,150, respectively	173,074	(69,162)	(110,671)
Foreign currency translation, net of tax	173,074	(69,162)	(110,671)
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $(39), $(20), and $0 respectively	66	36	—
Unamortized (loss) gain arising during the period, net of tax of $1,677, $1,849, and $1,469, respectively	(5,419)	(3,255)	(2,137)
Plan amendments, net of tax of $74, $0, and $0 respectively	(223)	—	—
Net loss recognized in net periodic cost, net of tax of $(2,457), $(2,489), and $(2,242), respectively	4,447	4,476	4,133
Foreign currency translation, net of tax of $413, $(373), and $(316), respectively	(1,083)	1,034	861
Pension and other postretirement benefits plans adjustment, net of tax	(2,212)	2,291	2,857
Derivatives qualifying as hedges:
Unrealized gain (loss) on derivatives arising during the period, net of tax $(631), $1,359, and $379, respectively	2,775	(3,434)	(2,974)
Reclassification adjustment on derivatives included in net income, net of tax of $83, $(1,010), and $(196), respectively	(11)	3,501	483
Derivatives qualifying as hedges, net of tax	2,764	67	(2,491)
Other comprehensive (loss) income, net of tax	173,626	(66,804)	(110,305)
Comprehensive income	326,156	171,037	135,408
Less: comprehensive income attributable to noncontrolling interest	—	421	774
Comprehensive income attributable to common shareholders	$326,156	$170,616	$134,634

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars and shares in thousands, except per share)
ASSETS
Current assets
Cash and cash equivalents	$333,558	$543,789
Accounts receivable, net	345,875	271,993
Inventories, net	395,744	316,171
Prepaid expenses and other current assets	47,882	40,382
Prepaid taxes	5,748	8,179
Assets held for sale	—	2,879
Total current assets	1,128,807	1,183,393
Property, plant and equipment, net	382,999	302,899
Goodwill	2,235,592	1,276,720
Intangibles assets, net	2,383,748	1,091,663
Deferred tax assets	3,810	1,712
Other assets	46,536	34,826
Total assets	$6,181,492	$3,891,213
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$86,625	$183,071
Accounts payable	92,027	69,400
Accrued expenses	96,853	65,149
Current portion of contingent consideration	74,224	587
Payroll and benefit-related liabilities	107,415	82,679
Accrued interest	6,165	10,450
Income taxes payable	11,514	7,908
Other current liabilities	9,053	8,402
Total current liabilities	483,876	427,646
Long-term borrowings	2,162,927	850,252
Deferred tax liabilities	603,676	271,377
Pension and postretirement benefit liabilities	121,410	133,062
Noncurrent liability for uncertain tax positions	12,296	17,520
Noncurrent contingent consideration	197,912	6,516
Other liabilities	168,864	45,499
Total liabilities	3,750,961	1,751,872
Commitments and contingencies
Convertible notes - redeemable equity component	—	1,824
Mezzanine equity	—	1,824
Shareholders’ equity
Common shares, $1 par value Issued: 2017 — 46,871 shares; 2016 — 45,814 shares	46,871	45,814
Additional paid-in capital	591,721	506,800
Retained earnings	2,285,886	2,194,593
Accumulated other comprehensive loss	(265,091)	(438,717)
	2,659,387	2,308,490
Less: Treasury stock, at cost	228,856	170,973
Total shareholders' equity	2,430,531	2,137,517
Total liabilities and shareholders' equity	$6,181,492	$3,891,213
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$152,530	$237,841	$245,713
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	2,733	(190)	(8,905)
Depreciation expense	56,497	54,415	46,013
Amortization expense of intangible assets	98,766	63,491	62,380
Amortization expense of deferred financing costs and debt discount	5,075	10,440	16,941
Loss on extinguishment of debt	5,593	19,261	10,454
Fair value step up of acquired inventory sold	10,442	—	—
Changes in contingent consideration	3,575	(6,445)	(4,576)
Impairment of long-lived assets	—	2,356	—
In-process research and development impairment charge	—	41,000	—
Stock-based compensation	19,407	16,871	14,467
Net gain on sales of businesses and assets	—	(4,367)	(408)
Deferred income taxes, net	(41,822)	(29,346)	(54,413)
Other	(18,469)	(13,311)	(20,775)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(11,039)	(11,029)	398
Inventories	(22,363)	6,408	(8,371)
Prepaid expenses and other current assets	547	(3,613)	(3,027)
Accounts payable and accrued expenses	39,001	15,422	(117)
Income taxes receivable and payable, net	125,828	11,386	7,672
Net cash provided by operating activities from continuing operations	426,301	410,590	303,446
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(70,903)	(53,135)	(61,448)
Payments for businesses and intangibles acquired, net of cash acquired	(1,768,284)	(14,040)	(93,808)
Proceeds from sales of businesses and assets	6,332	10,201	408
Net cash used in investing activities from continuing operations	(1,832,855)	(56,974)	(154,848)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	2,463,500	671,700	288,100
Reduction in borrowings	(1,239,576)	(714,565)	(303,757)
Debt extinguishment, issuance and amendment fees	(26,664)	(8,958)	(9,017)
Proceeds from share based compensation plans and the related tax impacts	5,571	9,068	4,994
Payments to noncontrolling interest shareholders	—	(464)	(1,343)
Payments for acquisition of noncontrolling interest	—	(9,231)	—
Payments for contingent consideration	(335)	(7,282)	(8,028)
Dividends	(61,237)	(58,960)	(56,532)
Net cash provided by (used in) financing activities from continuing operations	1,141,259	(118,692)	(85,583)
Cash flows from discontinued operations:
Net cash used in operating activities	(6,416)	(2,110)	(2,636)
Net cash used in discontinued operations	(6,416)	(2,110)	(2,636)
Effect of exchange rate changes on cash and cash equivalents	61,480	(27,391)	(25,249)
Net (decrease) increase in cash and cash equivalents	(210,231)	205,423	35,130
Cash and cash equivalents at the beginning of the year	543,789	338,366	303,236
Cash and cash equivalents at the end of the year	$333,558	$543,789	$338,366
Supplemental cash flow information:
Cash interest paid	$74,256	$44,203	$45,973
Income taxes paid, net of refunds	$49,144	$23,955	$56,079
Non cash investing and financing activities of continuing operations:
Purchases of businesses and related costs	$261,733	$—	$—
Settlement and exchange of convertible notes with common or treasury stock	$53,207	$35,286	$133
Acquisition of treasury stock from settlement and exchange of convertible note hedge and warrants	$141,405	$86,046	$269
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Non- controlling Interest	Total Shareholders' Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2014	43,420	$43,420	$422,394	$1,827,845	$(260,895)	1,981	$(121,455)	$2,390	$1,913,699
Net income				244,863				850	245,713
Cash dividends ($1.36 per share)				(56,532)					(56,532)
Other comprehensive loss					(110,229)			(76)	(110,305)
Distributions to noncontrolling interest shareholders								(1,343)	(1,343)
Settlement of convertible notes			(128)			(2)	133		5
Settlement of note hedges associated with convertible notes			270			2	(269)		1
Shares issued under compensation plans	97	97	17,591			(70)	2,094		19,782
Deferred compensation			—			(3)	73		73
Balance at December 31, 2015	43,517	43,517	440,127	2,016,176	(371,124)	1,908	(119,424)	1,821	2,011,093
Net income				237,377				464	237,841
Cash dividends ($1.36 per share)				(58,960)					(58,960)
Other comprehensive loss					(66,761)			(43)	(66,804)
Distributions to noncontrolling interest shareholders								(464)	(464)
Acquisition of noncontrolling interest			(6,621)		(832)			(1,778)	(9,231)
Settlement of convertible notes	2,168	2,168	(32,004)			(430)	33,132		3,296
Settlement of note hedges associated with convertible notes			86,048			316	(86,046)		2
Reclassification of convertible notes to mezzanine equity			(1,824)						(1,824)
Shares issued under compensation plans	129	129	21,074			(51)	1,289		22,492
Deferred compensation						(2)	76		76
Balance at December 31, 2016	45,814	45,814	506,800	2,194,593	(438,717)	1,741	(170,973)	—	2,137,517
Net income				152,530					152,530
Cash dividends ($1.36 per share)				(61,237)					(61,237)
Other comprehensive loss					173,626				173,626
Settlement of convertible notes	928	928	(48,375)			(503)	52,279		4,832
Settlement of note hedges associated with convertible notes and warrants			112,901			516	(112,908)		(7)
Shares issued under compensation plans	129	129	20,395			(48)	2,658		23,182
Deferred compensation						(2)	88		88
Balance at December 31, 2017	46,871	$46,871	$591,721	$2,285,886	$(265,091)	1,704	$(228,856)	$—	$2,430,531

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

During the fourth quarter 2017, the Company changed some of its operating segments as a result of an integration program under which it is combining the businesses of Vascular Solutions, Inc. ("Vascular Solutions"), which the Company acquired in February 2017, with certain other legacy businesses. These changes also reflect the manner in which the Company’s new chief operating decision maker assesses business performance and allocation of resources. All prior comparative periods have been restated to reflect these changes. See Note 16 for additional information on the changes to the Company's operating segments.
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

Inventories: Inventories are valued at the lower of cost or net realizable value. The cost of the Company’s inventories is determined using the average cost method. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating net realizable value, the Company evaluates inventory for excess and obsolete quantities based on estimated usage and sales, among other factors.

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
Goodwill and other intangible assets: Goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that an impairment may exist. Impairment losses, if any, are included in income from operations. The goodwill impairment test is applied to each of the Company’s reporting units. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below an operating segment (also known as a component) if discrete

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial information is prepared for that business and regularly reviewed by segment management. However, separate components are aggregated as a single reporting unit if they have similar economic characteristics.
In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a two-step quantitative impairment test, described below. Alternatively, the Company may elect to bypass the qualitative assessment and perform the two-step quantitative impairment test. The first step of the two-step impairment test is to compare the fair value of a reporting unit to its carrying value. If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, the Company would perform the second step of the goodwill impairment test, in which the Company would measure the amount of an impairment loss, if any, based on the amount by which the carrying value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. The Company did not record a goodwill impairment charge for the year ended December 31, 2017.
The Company’s intangible assets consist of customer relationships, intellectual property, distribution rights, in-process research and development ("IPR&D") and trade names. The Company defines IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and is required be capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or upon abandonment. Upon completion of the development project (generally when regulatory approval to market the product that utilizes the technology is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off.
The Company tests its indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate that an impairment may have occurred. Similar to the goodwill impairment test process, the Company may elect to perform a qualitative assessment. If, after completing the qualitative assessment, the Company determines it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If the Company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the Company then proceeds to a quantitative impairment test, which consists of a comparison of the fair value of the intangible asset to its carrying amount. The Company did not record an indefinite-lived intangible asset impairment charge for the year ended December 31, 2017.
Intangible assets consisting of intellectual property, customer relationships, distribution rights, trade names and noncompete agreement do not have indefinite lives and are being amortized over their estimated useful lives, which are as follows: intellectual property, 7 to 20 years; customer relationships, 8 to 27 years; distribution rights, 10 to 17 years; trade names, 5 to 30 years; noncompete agreements, 2 to 6 years . The weighted average remaining amortization period with respect to the Company's intangible assets is approximately 13 years. The Company periodically evaluates the reasonableness of the useful lives of these assets.
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
Derivative financial instruments: The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates. All instruments are entered into for other than

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trading purposes. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the consolidated statement of comprehensive income as other comprehensive income (loss), if the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified to the consolidated statement of income in the period in which earnings are affected by the underlying hedged item. Gains or losses on derivative instruments representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in the consolidated statement of income for the period in which such gains and losses occur. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative instrument are recorded in the consolidated statement of income for the period in which either such event occurs. For non-designated derivatives, gains and losses are reported as selling, general and administrative expenses in the consolidated statement of income. The receipt or payment of funds upon settlement of derivative financial instruments is classified as cash flows from operating activities.
Share-based compensation: The Company estimates the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest, which is derived, in part, in consideration of estimated forfeitures, is recognized as expense over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account subjective and complex assumptions with respect to the expected life of the options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of the market conditions and a better indicator of expected volatility than would be the case if the Company only used historical volatility. The risk-free interest rate is the implied yield currently available on United States (or "U.S.") Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Forfeitures are estimated at the time of grant based on management’s expectations regarding the extent to which awards ultimately will vest and are adjusted for actual forfeitures when they occur.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent consideration related to business acquisitions: In connection with business acquisitions, the Company may be required to pay future consideration that is contingent upon the achievement of specified objectives such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, the Company records a contingent liability representing the estimated fair value of the contingent consideration that it expects to pay. The Company remeasures the fair value of its contingent consideration arrangements each reporting period and, based on new developments, records changes in fair value until either the contingent consideration obligation is satisfied through payment upon the achievement of, or the obligation no longer exists due to the failure to achieve, the specified objectives. The change in the fair value is recorded in selling, general and administrative expenses in the consolidated statement of income. A contingent consideration payment is classified as a financing activity in the consolidated statement of cash flows to the extent it was recorded as a liability as of the acquisition date. Any additional amount paid in excess of the amount initially accrued is classified as an operating activity in the consolidated statement of cash flows.
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
The Company’s normal policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. With respect to the limited cases where an arrangement provides a right of return to the customer, including a distributor, the Company believes it has the ability to reasonably estimate the amount of returns based on its substantial historical experience with respect to these arrangements. Revenues and cost of goods sold are reduced to reflect estimated returns. The reserve for returns and allowances was $4.2 million and $4.4 million as of December 31, 2017 and 2016, respectively.
Allowances related to customer incentive programs, which include discounts or rebates, are estimated and provided for in the period that the related revenues are recorded. These allowances are recorded as a reduction of revenue. The Company also offers rebates to certain distributors and records the estimated rebate as a reduction of revenue at the time of sale. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers and other relevant information. The Company adjusts estimated rebates based on actual experience and records the adjustment to revenue in the period of adjustment.  The reserve for the customer incentive programs, including distributor rebates, was $12.2 million and $11.6 million at December 31, 2017 and 2016, respectively. The Company expects the amounts subject to the reserve as of December 31, 2017 to be paid within 90 days subsequent to year-end.

Note 2 — Recently issued accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue. This new guidance, collectively with related guidance provided by the FASB, is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted the new standard on January 1, 2018 using the modified retrospective method of adoption, which involves recognizing the cumulative effect of adopting this guidance as an adjustment to the Company's opening balance of retained earnings on the adoption date. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations, cash flows and financial position.
In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. Under the new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.
In March 2016, the FASB issued new guidance designed to simplify several aspects of the accounting for share-based payment transactions, including, among other things, guidance related to accounting for income taxes, modification of the criteria for classification of awards as either equity awards or liability awards where an employer withholds shares from an employee's share-based award for tax withholding purposes, and classification on the statement of cash flows of cash payments to a tax authority by an employer that withholds shares from an employee's award for tax withholding purposes. The Company adopted this guidance as of January 1, 2017. The Company has applied the new guidance requiring recognition of excess tax deficiencies and tax benefits in the consolidated statement of income, rather than in additional paid-in-capital, as previously required. The adoption of the new standard increased net income and cash flows from operating activities by $6.6 million and increased diluted earnings per share by $0.14 for the year ended December 31, 2017. The Company will continue to estimate forfeitures of share-based awards at the time of grant, rather than recognize actual forfeitures as they occur, as permitted under the new guidance.
In August 2016, the FASB issued new guidance with regard to eight specific issues pertaining to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018. The adoption of the guidance did not have a material impact on its cash flows.
In October 2016, the FASB issued new guidance requiring companies to recognize the income tax effects of intra-entity sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. Previously, recognition was prohibited until the assets were sold to an outside party or otherwise utilized. The guidance is effective for annual periods beginning after December 15, 2017. The guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company adopted this guidance on January 1, 2018. The adoption of the guidance did not have a material effect on its consolidated financial statements.
In January 2017, the FASB issued new guidance to clarify the definition of a “business,” with the objective of assisting entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or as an acquisition of a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The guidance generally defines a business as an integrated set of activities and assets (collectively referred to as a “set”) that is capable of being conducted and managed for the purpose of providing a return to investors or other owners, members, or participants. The guidance further provides that, to be considered a business, a set must meet specified requirements. However, the guidance also states that, if substantially all of the fair value of gross assets acquired (subject to specified exceptions) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business and no further analysis is required. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance permits early adoption, and the Company adopted this guidance during the fourth quarter 2017. The adoption of the guidance did not have a material effect on its consolidated financial statements.
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
In March 2017, the FASB issued guidance for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance requires that these employers disaggregate specified components of net periodic pension cost and net periodic postretirement benefit cost (collectively, "net benefit cost"). Specifically, the

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance generally requires employers to present in the income statement the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and generally is required to be applied retrospectively. The Company adopted this guidance on January 1, 2018. The adoption of the guidance did not have a material impact on the consolidated financial statements.
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
In February 2018, the FASB issued an amendment to the guidance on comprehensive income. The amendment permits a company to reclassify the income tax effects of the Tax Cuts and Jobs Act ("the TCJA") on items within accumulated other comprehensive income to retained earnings. The amendment also requires certain new disclosures about these stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The new guidance can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by the Company as of the specified effective date or, when permitted by the guidance and as determined by the Company, as of an earlier date. The Company has assessed recently issued guidance that is not yet effective and believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3 — Acquisitions

During 2017, the Company completed the acquisitions described below, which, with the exception of its acquisition of certain assets of Airway Medix S.A. and certain of the distributor sales to direct sales conversions, were accounted for as business combinations. The results of operations of the acquired businesses and assets are included in the consolidated statements of income from their respective acquisition dates.
Vascular Solutions, Inc.
On February 17, 2017, the Company completed the acquisition, via a merger transaction, of Vascular Solutions, a medical device company that has developed and marketed products for use in minimally invasive coronary and peripheral vascular procedures. In connection with the merger, subject to specified exclusions, each share of common stock of Vascular Solutions (each, a "Share" and collectively, the “Shares”) was converted into the right to receive $56.00 per Share in cash, without interest and subject to applicable withholding tax. In addition, each outstanding option or similar right to purchase Shares issued under the Vascular Solutions’ Stock Option and Stock Award Plan (the "Company Options") was cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the total number of Shares subject to such Company Option immediately prior to the acquisition and (ii) the excess, if any, of $56.00 over the exercise price of such Company Option. The aggregate consideration paid by the Company in connection with the merger was approximately $975.5 million, net of cash acquired.
For the years ended December 31, 2017 and 2016 the Company incurred $8.3 million and $3.0 million, respectively, in transaction expenses associated with the Vascular Solutions acquisition, which are included in selling, general and administrative expenses in the consolidated statements of income. For the year ended December 31, 2017, the Company recorded post acquisition revenue and operating loss of $152.6 million and $3.5 million, respectively, related to Vascular Solutions. Financial information of Vascular Solutions is primarily presented within the "Interventional North America" reportable operating segment.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Vascular Solutions acquisition was financed utilizing borrowings under the amended and restated credit agreement, dated January 20, 2017 (the "Credit Agreement"), which is described in Note 8.
The following table presents the purchase price allocation among the assets acquired and liabilities assumed with respect to the Vascular Solutions acquisition:

(Dollars in thousands)
Assets
Current assets	$61,592
Property, plant and equipment	45,533
Intangible assets	539,250
Goodwill	524,872
Other assets	728
Total assets acquired	1,171,975
Less:
Current liabilities	15,079
Deferred tax liabilities	181,372
Liabilities assumed	196,451
Net assets acquired	$975,524
The goodwill resulting from the Vascular Solutions acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired business and is not fully tax deductible.
The following table sets forth the components of identifiable intangible assets acquired and the ranges of the useful lives as of the date of the Vascular Solutions acquisition:

	Fair value	Useful life range
	(Dollars in thousands)	(Years)
Intellectual property	$248,200	10- 20
In-process research and development ("IPR&D")	15,600	Indefinite
Trade names	16,650	20
Customer relationships	258,800	25
NeoTract, Inc.
On October 2, 2017, the Company acquired NeoTract, Inc. ("NeoTract"), a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The fair value of consideration transferred by the Company was $975.2 million, which included initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million (for which the Company had not yet received payment as of December 31, 2017) and $251.0 million in estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of the Company's obligations, under the acquisition agreement, to make four milestone payments of up to $375 million in the aggregate if certain sales goals are met. The milestone payments are based on net sales (as defined in the acquisition agreement) for the periods from January 1, 2018 through April 30, 2018 and the years ended December 31, 2018, 2019 and 2020. The fair value of the contingent consideration was estimated using a Monte Carlo valuation approach. See Note 10 for additional information on the fair value measurement of the contingent consideration. The acquisition was financed using borrowings under the Company's revolving credit facility.
For the year ended December 31, 2017, the Company incurred $10.1 million in transaction expenses associated with the NeoTract acquisition, which are included in selling, general and administrative expenses in the consolidated statement of income. For the year ended December 31, 2017, the Company recorded post acquisition revenue and operating loss of $39.0 million and $13.3 million, respectively, related to NeoTract. Financial information of NeoTract is primarily presented within the newly established Interventional Urology North America operating segment, which is included in the "all other" category in the Company's presentation of segment information.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the purchase price allocation among the assets acquired and liabilities assumed with respect to the NeoTract acquisition:

(Dollars in thousands)
Assets
Current assets	$32,887
Property, plant and equipment	6,980
Intangible assets	763,314
Goodwill	341,171
Other assets	184
Total assets acquired	1,144,536
Less:
Current liabilities	13,580
Deferred tax liabilities	155,806
Liabilities assumed	169,386
Net assets acquired	$975,150
The Company is continuing to evaluate the initial purchase price allocations in connection with its acquisition of NeoTract, and further adjustments may be necessary as a result of the Company's assessment of additional information related to the fair values of the assets acquired and liabilities assumed, primarily deferred tax liabilities, certain intangible assets and goodwill. The goodwill resulting from the NeoTract acquisition primarily reflects the benefit the Company expects to realize from the establishment of new customer relationships and the development of technology resulting from the operation of NeoTract's business. Goodwill arising from the NeoTract acquisition is not tax deductible.
The following table sets forth the components of identifiable intangible assets acquired and the ranges of the useful lives as of the date of the NeoTract acquisition:

	Fair value	Useful life
	(Dollars in thousands)	(Years)
Intellectual property	$492,118	15
Trade names	161,637	25
Customer relationships	109,559	15
Tianjin Medis Medical Device Co. LTD
On September 15, 2017, the Company acquired certain assets from one of its contract manufacturers, Tianjin Medis Medical Co. LTD ("Tianjin Medis"), consisting of substantially all of the assets used by Tianjin Medis to manufacture a line of the Company's laryngeal masks. The aggregate consideration transferred for the assets was $21.3 million, which included payments of $16.0 million and $5.3 million in estimated fair value of contingent consideration. The assets acquired include goodwill and finite-lived intangible assets (consisting of intellectual property, customer relationships and a non-compete agreement) of $14.7 million and $6.9 million, respectively. The goodwill resulting from the acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired business and is not tax deductible.
Pyng Medical Corp
On April 3, 2017, the Company completed the acquisition of Pyng Medical Corp ("Pyng"), a medical device company that developed and marketed sternal intraosseous infusion products, which complement the Company's anesthesia product portfolio. The Company acquired all of the issued and outstanding common shares of Pyng utilizing available cash. The aggregate consideration was $17.9 million, net of cash acquired. The assets acquired include goodwill and finite-lived intangible assets (primarily intellectual property and customer relationships) of $13.0 million and $5.5 million, respectively. The goodwill resulting from the acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired business and is not tax deductible.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Airway Medix assets
On October 2, 2017, the Company acquired certain assets of Airway Medix S.A., a medical device company that developed and marketed devices for mechanically ventilated patients in intensive care, which complement the Company's respiratory product portfolio. The aggregate consideration transferred for this asset acquisition was $11.6 million, which included payments of $6.3 million and $5.3 million in estimated fair value of contingent consideration. The assets acquired consist mainly of intellectual property of $11.5 million.

Distributor to direct sales conversions

During the past several years, the Company has engaged in a number of “distributor to direct” sales conversions, which generally involve the elimination of a distributor from the sales channel, either by acquiring the distributor or terminating the distributor relationship. In some instances, particularly in Asia, the conversion involves the acquisition or termination of a master distributor and the continued sale of the Company’s products through third party sub-distributors or through new distributors.

During 2017, the Company completed conversions from distributor sales to direct sales related to the Vascular Solutions business in several countries, primarily within the Company's EMEA segment. The aggregate consideration the Company provided in connection with the conversions was $29.3 million. The assets acquired consisted mainly of non-compete agreements and customer relationships. The Company reversed $2.4 million in net revenues associated with sales of inventory made to these distributors that, in conjunction with the conversions, the Company subsequently repurchased.
Pro forma combined financial information
The following unaudited pro forma combined financial information for the years ended December 31, 2017 and 2016, respectively, gives effect to the Vascular Solutions and NeoTract acquisitions as if they were completed at the beginning of the earliest period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

	2017	2016
	(unaudited)
Net revenue	$2,255,696	$2,084,439
Net income	$119,934	$106,512
Basic earnings per common share:
Net income	$2.66	$2.46
Diluted earnings per common share:
Net income	$2.57	$2.24
Weighted average common shares outstanding:
Basic	45,004	43,325
Diluted	46,664	47,646
The unaudited pro forma combined financial information presented above includes the accounting effects of the Vascular Solutions and NeoTract business combinations, including, to the extent applicable, amortization charges from acquired intangible assets; adjustments for depreciation of property, plant and equipment; interest expense; the revaluation of inventory; and the related tax effects. The unaudited pro forma financial information also includes non-recurring charges specifically related to the Vascular Solutions and NeoTract acquisitions and interest expense associated with a bridge loan facility that was put in place to, among other things, assist the Company in financing the acquisition of Vascular Solutions. The Company did not use the bridge loan facility, as it obtained financing from other sources.
Pro forma information for Tianjin Medis, Pyng and the distributor to direct conversions (for those conversions accounted for as a business combination) is not presented as the operations of the acquired businesses are not material to the overall operations of the Company.

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
The aggregate purchase price paid by the Company in connection with the 2016 acquisitions was $22.8 million. The results of operations of the acquired businesses and assets are included in the consolidated statements of income from their respective acquisition dates. Pro forma information is not presented, as the operations of the acquired businesses are not significant to the overall operations of the Company.
Note 4 — Restructuring and impairment charges

The restructuring and impairment charges recognized for the years ended December 31, 2017, 2016, and 2015 consisted of the following:

	2017
	Termination benefits	Facility closure and other exit costs	Contract termination costs	Total
	(Dollars in thousands)
2017 Vascular Solutions integration program	$5,377	$118	$—	$5,495
2017 EMEA restructuring program	4,921	280	—	5,201
Other 2016 restructuring programs	589	77	212	878
2016 Manufacturing footprint realignment plan	1,314	420	363	2,097
2014 Manufacturing footprint realignment plan	687	68	—	755
Other restructuring programs (1)	428	(160)	96	364
Total restructuring charges	$13,316	$803	$671	$14,790

(1)
Includes activity related to the 2017 Pyng Integration program and programs initiated in prior years that have been completed. The Company committed to the 2017 Pyng Integration program, which relates to the integration of Pyng Medical Corp. ("Pyng") into the Company, during the second quarter 2017, following the Company's acquisition of Pyng in April 2017.

	2016
	Termination benefits	Facility closure and other exit costs	Contract termination costs	Total
	(Dollars in thousands)
Other 2016 restructuring programs	$2,531	$12	$671	$3,214
2016 Manufacturing footprint realignment plan	11,176	468	866	12,510
2014 Manufacturing footprint realignment plan	81	38	—	119
Other restructuring programs(1)	(558)	398	188	28
Total restructuring charges	$13,230	$916	$1,725	$15,871
Impairment charges	—	43,356	—	43,356
Total restructuring and impairment charges	$13,230	$44,272	$1,725	$59,227

(1)
Includes activity primarily related to programs initiated in 2015 that were associated with the reorganization of certain businesses and shared service center functions as well as the consolidation of certain facilities in North America. These programs have been completed.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015
	Termination benefits	Facility closure and other exit costs	Contract termination costs	Total
	(Dollars in thousands)
2015 Restructuring programs	$5,009	$295	$1,000	$6,304
2014 Manufacturing footprint realignment plan	1,007	289	389	1,685
Other restructuring programs (1)	(194)	37	(13)	(170)
Total restructuring charges	$5,822	$621	$1,376	$7,819
(1) Includes activity related to programs initiated, and substantially completed, in prior years.
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
Restructuring Charges
2017 Vascular Solutions Integration Program
During the first quarter 2017, the Company committed to a restructuring program related to the integration of Vascular Solutions into Teleflex. The program commenced in the first quarter 2017, and the Company expects the program to be substantially completed by the end of the second quarter 2018. The Company estimates that it will record aggregate pre-tax restructuring charges of $6.5 million to $8.0 million related to this program, of which, $5.5 million to $6.2 million will constitute termination benefits, and $1.0 million to $1.8 million will relate to other exit costs, including employee relocation and outplacement costs. Additionally, the Company expects to incur $2.5 million to $3.0 million of restructuring related charges, consisting primarily of retention bonuses offered to certain employees expected to remain with the Company after completion of the program. All of these charges will result in future cash outlays. As of December 31, 2017, the Company has a restructuring reserve of $2.1 million related to this program.
2017 EMEA Restructuring Program
During the first quarter 2017, the Company committed to a restructuring program to centralize certain administrative functions in Europe. The program commenced in the second quarter 2017, and the Company expects the program to be substantially completed by the end of 2018. The Company estimates that it will record aggregate pre-tax restructuring charges of approximately $5.0 million related to this program, almost all of which constitute termination benefits, and all of which will result in future cash outlays. This represents a decrease as compared to the prior estimate of aggregate pre-tax restructuring charges of $7.1 million to $8.5 million as a result of a decrease in the headcount reduction initially contemplated under the program. As of December 31, 2017, the Company has a restructuring reserve of $4.9 million related to this program.
2016 Manufacturing Footprint Realignment Plan
In 2016, the Company initiated a restructuring plan involving the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of the Company's facilities (the “2016 Manufacturing Footprint Realignment Plan"). These actions commenced in the first quarter 2016 and are expected to be substantially completed by the end of 2018.
The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2016 Manufacturing Footprint Realignment Plan of between approximately $34 million to $44 million, of which an estimated $27 million to $31 million are expected to result in future cash outlays. Most of these charges, and the related cash outlays, are expected to be made prior to the end of 2018.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the Company’s cost estimates by major type of expense associated with the 2016 Manufacturing Footprint Realignment Plan:

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$14 million to $15 million
Other exit costs (1)	$2 million to $3 million
Restructuring charges	$16 million to $18 million
Restructuring related charges (2)	$18 million to $26 million
$34 million to $44 million

(1)	Includes contract termination costs as well as facility closure and other exit costs (employee relocation costs, equipment relocation costs and outplacement).

(2)	Consists of accelerated depreciation and other costs directly related to the plan, primarily as a result of the transfer of manufacturing operations to new locations.
The following table summarizes the activity related to the 2016 Manufacturing Footprint Realignment Plan restructuring reserve:

	Termination benefits	Facility closure and other exit costs	Contract termination costs	Total
	(Dollars in thousands)
Balance at December 31, 2015	$—	$—	$—	$—
Subsequent accruals	11,176	468	866	12,510
Cash payments	(3,220)	(469)	(95)	(3,784)
Foreign currency translation	179	1	(11)	169
Balance at December 31, 2016	8,135	—	760	8,895
Subsequent accruals	1,314	420	363	2,097
Cash payments	(2,096)	(420)	(798)	(3,314)
Foreign currency translation	(57)	—	44	(13)
Balance at December 31, 2017	$7,296	$—	$369	$7,665
For the years ended December 31, 2017 and 2016, the Company also incurred restructuring related costs of $8.3 million and $6.4 million, respectively, with respect to the 2016 Manufacturing Footprint Realignment Plan, the majority of which constituted accelerated depreciation and other costs, which primarily were recognized within cost of goods sold.
As of December 31, 2017, the Company has incurred net aggregate restructuring expenses related to the 2016 Manufacturing Footprint Realignment Plan of $14.6 million. Additionally, as of December 31, 2017, the Company has incurred net aggregate accelerated depreciation and certain other costs in connection with the plan of $14.7 million, which were included in cost of goods sold.
2014 Manufacturing Footprint Realignment Plan
In April 2014, the Company initiated a restructuring plan (the "2014 Manufacturing Footprint Realignment Plan") involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014.
During the fourth quarter 2017, the Company executed an agreement with an alternate provider for the development and supply of a component to be included in certain kits primarily sold by the Company’s Vascular and Anesthesia North America operating segments. The agreement will result in increased development costs, but is expected to reduce the cost of the component supply, once the supply becomes commercially available, as compared to costs incurred with respect to current suppliers. As a result, the Company revised its cost and timing estimates with respect to the 2014 Manufacturing Footprint Realignment Plan. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2014 Manufacturing Footprint Realignment Plan of $46 million to $51 million, compared to the Company’s prior estimate of approximately $43 million to $48 million. The Company expects aggregate cash

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outlays associated with the plan to be in the range of $38 million to $43 million, compared to its prior estimate of $33 million to $38 million. Additionally, the Company continues to expect that it will incur $24 million to $30 million in aggregate capital expenditures under the plan. Most of these charges and cash outlays are expected to be incurred prior to 2020, and the Company expects, as a result of the changes described above, the program will now be substantially complete by the end of 2021, compared to its prior estimate of the second half of 2020.
The following table provides a summary of the Company’s cost estimates by major type of expense associated with the 2014 Manufacturing Footprint Realignment Plan, which reflect the revised estimates:

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$11 million to $12 million
Other exit costs (1)	$1 million to $2 million
Restructuring charges	$12 million to $14 million
Restructuring related charges (2)	$34 million to $37 million
$46 million to $51 million

(1)	Includes contract termination costs as well as facility closure and other exit costs (employee relocation costs, equipment relocation costs and outplacement).

(2)	Consists of accelerated depreciation and other costs directly related to the plan, primarily as a result of the transfer of manufacturing operations to new locations.
As the 2014 Manufacturing Footprint Realignment Plan progresses, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with GAAP.
The following table summarizes the activity related to the 2014 Manufacturing Footprint Realignment Plan restructuring reserve:

	Termination benefits	Facility closure and other exit costs	Total
	(Dollars in thousands)
Balance at December 31, 2015	$7,447	$—	$7,447
Subsequent accruals	81	38	119
Cash payments	(2,158)	(38)	(2,196)
Balance at December 31, 2016	5,370	—	5,370
Subsequent accruals	687	68	755
Cash payments	(2,131)	(68)	(2,199)
Balance at December 31, 2017	$3,926	$—	$3,926

 For the years ended December 31, 2017, 2016 and 2015, the Company reported restructuring related costs of $4.0 million, $8.5 million and $9.5 million, respectively, related to this plan within cost of goods sold. These costs related to accelerated depreciation and certain other costs, primarily for the transfer of manufacturing operations from the existing locations to the new locations in connection with the plan.
As of December 31, 2017, the Company has incurred net aggregate restructuring expenses related to the plan of $11.8 million. Additionally, as of December 31, 2017, the Company has incurred net aggregate accelerated depreciation and certain other costs in connection with the plan of $26.9 million, which were included in cost of goods sold.
2016 Other Restructuring Programs
During 2016, the Company commenced restructuring activities involving the consolidation of certain global administrative functions and manufacturing operations (the "Other 2016 Restructuring Programs"). The programs are expected to be substantially complete by the end of the first quarter 2018. The Company estimates that it will record aggregate pre-tax restructuring expenses of $3.8 million to $4.7 million related to these programs, which constitute termination benefits and contract termination costs that will result in cash outlays. Additionally, the Company expects to incur approximately $1.5 million of restructuring related costs, including accelerated depreciation and other costs directly related to these programs and anticipates that these costs will be recognized as cost of goods sold; the Company

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipates that approximately $1.0 million of this amount will result in cash outlays. As of December 31, 2017, the Company has a reserve of $0.7 million related to these programs.
As each of these plans and programs progress, management will reevaluate the estimated expenses set forth above, and may revise its estimates, as appropriate, consistent with GAAP.
Restructuring Charges by Segment
Restructuring charges by reportable operating segment for the years ended December 31, 2017, 2016, and 2015 are set forth in the following table:

	2017	2016	2015
	(Dollars in thousands)
Vascular North America	$2,595	$5,843	$3,049
Interventional North America	4,908	459	1,894
Anesthesia North America	1,262	1,839	384
Surgical North America	—	151	397
EMEA	5,722	4,423	4
Asia	—	—	313
OEM	—	795	61
All other	303	2,361	1,717
Total restructuring charges	$14,790	$15,871	$7,819
Impairment Charges
There were no impairment charges recorded for the years ended December 31, 2017 or 2015. In 2016, the Company recorded $43.4 million of impairment charges, including $41.0 million related to a discontinued IPR&D project and $2.4 million related to two properties that were sold during the first quarter of 2017.
Note 5 — Inventories
Inventories, net at December 31, 2017 and 2016 consist of the following:

	2017	2016
	(Dollars in thousands)
Raw materials	$98,451	$65,319
Work-in-process	62,381	54,555
Finished goods	234,912	196,297
Inventories, net	395,744	316,171
Note 6 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2017 and 2016 are as follows:

	2017	2016
	(Dollars in thousands)
Land, buildings and leasehold improvements	$207,927	$188,679
Machinery and equipment	384,710	319,471
Computer equipment and software	122,890	108,547
Construction in progress	73,920	47,428
	789,447	664,125
Less: Accumulated depreciation	(406,448)	(361,226)
Property, plant and equipment, net	$382,999	$302,899

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reportable operating segment, for the years ended December 31, 2017 and 2016 are as follows:

	Vascular North America	Interventional North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All other	Total
	(Dollars in thousands)
Balance as of December 31, 2015
Goodwill	$485,986	$84,615	$225,653	$250,912	$306,009	$141,067	$1,194	$132,544	$1,627,980
Accumulated impairment losses	(219,527)	(5,528)	(84,531)	—	—	—	—	(22,542)	(332,128)
	266,459	79,087	141,122	250,912	306,009	141,067	1,194	110,002	1,295,852
Goodwill related to acquisitions	—	—	—	—	—	—	3,689	—	3,689
Translation adjustment	—	—	131	—	(15,968)	(2,882)	—	(4,102)	(22,821)
Balance as of December 31, 2016	$266,459	$79,087	$141,253	$250,912	$290,041	$138,185	$4,883	$105,900	$1,276,720
Goodwill related to acquisitions	—	342,901	15,599	—	161,543	59,954	—	313,714	893,711
Translation and other adjustments	(1,590)	11,061	437	—	42,964	11,061	—	1,228	65,161
Balance as of December 31, 2017	$264,869	$433,049	$157,289	$250,912	$494,548	$209,200	$4,883	$420,842	$2,235,592
Intangible assets at December 31, 2017 and 2016 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2017	2016	2017	2016
	(Dollars in thousands)
Customer relationships	$1,023,837	$622,428	$(281,263)	$(239,055)
In-process research and development	34,672	16,532	—	—
Intellectual property	1,287,487	519,962	(258,580)	(203,390)
Distribution rights	23,697	23,021	(16,996)	(15,239)
Trade names	571,510	379,724	(22,069)	(13,974)
Non-compete agreements	23,429	2,692	(1,976)	(1,038)
	$2,964,632	$1,564,359	$(580,884)	$(472,696)
As of December 31, 2017, trade names having a carrying value of $236.1 million are considered indefinite-lived. Acquired IPR&D is indefinite-lived until the completion of the related development project, at which point amortization of the carrying value of the technology will commence. See Note 3 for additional details regarding intangible assets acquired during 2017.
During the fourth quarter 2017, the Company reassessed the useful life of one of its trade names as a result of increased competition experienced in the product categories utilizing it. The trade name, which had a carrying value of $57.1 million as of December 31, 2017, was reclassified from an indefinite lived intangible asset to a finite lived intangible asset and will be amortized on a straight line basis over its estimated useful life of 25 years.
For the year ended December 31, 2016, the Company recognized a $41.0 million pre-tax impairment charge ($26.1 million after tax) resulting from the discontinuation of research and development efforts associated with an IPR&D project.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $98.8 million, $63.5 million, and $62.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)
2018	$145,300
2019	144,400
2020	143,600
2021	142,800
2022	140,900
Note 8 — Borrowings
The Company's borrowings at December 31, 2017 and 2016 were as follows:

	2017	2016
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 3.44% at December 31, 2017 and 2.27% at December 31, 2016, due 2022	$349,000	$210,000
Term loan facility, at a rate of 3.57% at December 31, 2017, due 2022	721,000	—
3.875% Convertible Senior Subordinated Notes due 2017	—	136,076
5.25% Senior Notes due 2024	250,000	250,000
4.875% Senior Notes due 2026	400,000	400,000
4.625% Senior Notes due 2027	500,000	—
Securitization program, at a rate of 2.31% at December 31, 2017 and 1.52% at December 31, 2016	50,000	50,000
	2,270,000	1,046,076
Less: Unamortized debt discount on 3.875% Convertible Senior Subordinated Notes due 2017	—	(2,707)
Less: Unamortized debt issuance costs	(20,448)	(10,046)
	2,249,552	1,033,323
Current portion of borrowings	(86,625)	(183,071)
Long-term borrowings	$2,162,927	$850,252
Amended and restated senior credit facility
On January 20, 2017, the Company amended and restated its then existing senior credit agreement by entering into an Amended and Restated Credit Agreement, which provides for a five year revolving credit facility of $1.0 billion and a term loan facility of $750.0 million (the "Credit Agreement"). The Company's obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of the material domestic subsidiaries of the Company and are secured by a lien on substantially all of the assets owned by the Company and each guarantor. The maturity date of the revolving credit facility under the Credit Agreement is January 20, 2022, and the term loan facility will mature on February 17, 2022.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement contains covenants that, among other things, place limitations on the Company and its subsidiaries regarding its ability, and the ability of its subsidiaries, to incur additional indebtedness, create additional liens, enter into a merger, consolidation or amalgamation, dispose of certain assets, make certain investments or acquisitions, pay dividends on, repurchase or make distributions in respect of capital stock and enter into swap agreements. The Company is required to maintain a total consolidated leverage ratio of not more than 4.50 to 1.00 and a consolidated senior secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA for the four most recent quarters ending on or preceding the date of determination) of not more than 3.50 to 1.00. The Company is further required to maintain a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.
The Company capitalized $11.8 million related to transaction fees, including underwriters’ discounts and commissions, incurred in connection with the Credit Agreement, of which, $6.8 million related to the revolving credit agreement and was recognized in other assets within the Company's consolidated balance sheet. In addition, because the Company's entry into the Credit Agreement was considered a partial extinguishment of the indebtedness under its previously outstanding credit agreement, the Company recognized a loss on extinguishment of debt of $0.4 million during the first quarter 2017.
As of December 31, 2017 and 2016, the Company had outstanding irrevocable standby letters of credit of approximately $3.2 million with various third parties. The letters of credit reduced the amount of available funds under the revolving credit facility by an equal amount.
Convertible Notes

The Company’s 3.875% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”) matured on August 1, 2017 (the “Maturity Date”). During 2017, prior to and on the Maturity Date, the Company engaged in the transactions described below.
Exchange Transactions
On January 5, 2017, pursuant to separate, privately negotiated agreements between the Company and certain holders of the Convertible Notes, the Company paid cash and common stock (the "Exchange Consideration") to the holders in exchange for $91.7 million aggregate principal amount of the Convertible Notes (the "Exchange Transactions"). The Exchange Consideration paid to each of the holders per $1,000 principal amount of Convertible Notes was equal to: (i) $1,000 in cash, (ii) a number of shares of the Company's common stock equal to the amount of the conversion value of the Convertible Notes in excess of the $1,000 principal amount (the "Conversion Shares"), calculated on the basis of the average daily volume weighted average price per share of Company common stock over a specified period (the "Average Daily VWAP"), (iii) an inducement payment in additional shares of common stock (the "Inducement Shares"), calculated based on the Average Daily VWAP; and (iv) cash in an amount equal to accrued and unpaid interest to, but not including, the closing date. As a result of the Exchange Transactions, the Company paid the holders aggregate cash consideration of approximately $93.2 million (which includes approximately $1.5 million in accrued but previously unpaid interest) and issued and delivered to the holders approximately 0.93 million shares of Company common stock (including both Conversion Shares and Inducement Shares). The Company funded the $93.2 million cash payment constituting part of the Exchange Consideration through borrowings under its revolving credit facility. As a result of the Exchange Transactions, the Company recognized a loss on extinguishment of debt of $5.2 million during the first quarter 2017.
In connection with its entry into the Exchange Transactions, the Company also entered into bond hedge unwind agreements (the "Hedge Unwind Agreements") and warrant unwind agreements (the "Warrant Unwind Agreements") with the dealer counterparties to convertible note hedge transactions and warrant transactions that were effected at the time of the initial issuance of the Convertible Notes. Under the Hedge Unwind Agreements, the number of then-outstanding call options issued to the Company under the Convertible Note hedge transactions (the "Call Options") was reduced to reflect proportionately the reduction in the outstanding principal amount of the Convertible Notes following the Exchange Transactions. Under the Warrant Unwind Agreements, the number of warrants then held by the dealer counterparties also was reduced. On a net basis, after giving effect to the Hedge Unwind Agreements and Warrant Unwind Agreements, the Company received 0.12 million shares of Company common stock from the dealer counterparties.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlement and Conversions upon Maturity; Warrant Activity
On the Maturity Date, the Company repaid the remaining $44.3 million in aggregate principal amount of the Convertible Notes outstanding, together with unpaid interest due and owing on the Convertible Notes (the “Cash Payment”). In connection with the maturity of the Convertible Notes, $44.2 million in aggregate principal amount of the Convertible Notes were tendered to the Company for conversion (the "Converted Notes"). On the Maturity Date, in addition to the Cash Payment, the Company delivered to the holders of the Converted Notes, in the aggregate,0.5 million shares of Company common stock.
In connection with the conversions described above, the Company exercised the outstanding Call Options, and the counterparties to the Convertible Note hedge transactions delivered to the Company 0.5 million shares of Company common stock. The counterparties continued to hold warrants, and between November 1, 2017 and December 31, 2017, warrants to purchase 165,034 shares were exercised. In connection with the exercise of the warrants, the Company delivered 105,638 shares to the counterparties, which was net of 43,251 shares withheld to cover payment of the exercise price for the warrants, and provided the counterparties with cash in lieu of fractional shares. As of December 31, 2017, warrants to purchase 559,614 shares of common stock remained outstanding, and the warrants, which have an exercise price of $74.65 per share, had an intrinsic value of $98.0 million. The warrants are divided into multiple components that expire ratably over a period ending on August 31, 2018.
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
The Company's obligations under the 2024 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of the Company’s other 100% owned domestic subsidiaries. The guarantees are subject to certain customary automatic release provisions. See Note 17 for further information regarding the guarantors under the 2024 Notes.
At any time on or after June 15, 2019, the Company may, on one or more occasions, redeem some or all of the 2024 Notes at a redemption price of 102.625% of the principal amount of the 2024 Notes subject to redemption, declining, in annual increments of 0.875%, to 100% of the principal amount on June 15, 2022, plus accrued and unpaid interest.  In addition, at any time prior to June 15, 2019, the Company may, on one or more occasions, redeem some or all of the 2024 Notes at a redemption price equal to 100% of the principal amount of the 2024 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest.  The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2024 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2024 Notes of the present value, on the redemption date, of the sum of (i) the June 15, 2019 optional redemption price  plus (ii) all required interest payments on the 2024 Notes through June 15, 2019 (other than accrued and unpaid interest to the redemption date), generally calculated using a discount rate equal to the yield to maturity of U.S. Treasury securities with a constant maturity for the period most nearly equal to the period from the redemption date to June 15, 2019 (unless the period is less than one year, in which case the weekly average yield on traded U.S. Treasury securities adjusted to a constant maturity of one year will be used), plus 50 basis points.

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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company's obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of the Company’s other 100% owned domestic subsidiaries. See Note 17 for further information regarding the guarantors under the 2026 Notes.
At any time on or after June 1, 2021, the Company may, on one or more occasions, redeem some or all of the 2026 Notes at a redemption price of 102.438% of the principal amount of the 2026 Notes subject to redemption, declining, in annual increments of 0.813%, to 100% of the principal amount on June 1, 2024, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2021, the Company may, on one or more occasions, redeem some or all of the 2026 Notes at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2026 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2026 Notes of the present value, on the redemption date of the sum of (i) the June 1, 2021 optional redemption price plus (ii) all required interest payments on the 2026 Notes through June 1, 2021 (other than accrued and unpaid interest to the redemption date), generally computed using a discount rate equal to the yield to maturity of U.S. Treasury securities with a constant maturity for the period most nearly equal to the period from the redemption date to June 1, 2021 (unless the period is less than one year, in which case the weekly average yield on traded U.S. Treasury securities adjusted to a constant maturity of one year will be used), plus 50 basis points.
In addition, at any time prior to June 1, 2019, the Company may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2026 Notes, using the proceeds of specified types of Company equity offerings and subject to specified conditions, at a redemption price equal to 104.875% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.
The indenture relating to the 2026 Notes contains covenants that, among other things, limit or restrict the Company’s ability, and the ability of its subsidiaries, to incur additional debt, or issue preferred stock or other disqualified stock; create liens; consolidate, merge or dispose of certain assets, make certain investments, engage in acquisitions, and pay dividends on, repurchase or make distributions in respect of capital stock.
4.625% Senior Notes due 2027
On November 20, 2017, the Company issued $500.0 million of 4.625% Senior Notes due 2027 (the "2027 Notes"). The Company pays interest on the 2027 Notes semi-annually on May 15 and November 15, commencing on May 15, 2018, at a rate of 4.625% per year. The 2027 Notes mature on November 15, 2027 unless earlier redeemed by the Company at its option, as described below, or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the indenture related to the 2027 Notes), coupled with a downgrade in the ratings of the 2027 Notes, or upon the Company’s election to exercise its optional redemption rights, as described below. The Company incurred transaction fees of $7.9 million, including underwriters’ discounts and commissions, in connection with the offering of the 2027 Notes, which were recorded on the consolidated balance sheet as a reduction to long-term borrowings and are being amortized over the term of the 2027 Notes. The Company used the net proceeds from the offering to repay borrowings under its revolving credit facility.
The Company's obligations under the 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of the Company’s other 100% owned domestic subsidiaries. See Note 17 for further information regarding the guarantors under the 2027 Notes.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At any time on or after November 15, 2022, the Company may, on one or more occasions, redeem some or all of the 2027 Notes at a redemption price of 102.313% of the principal amount of the 2027 Notes subject to redemption, declining, in annual increments of 0.771%, to 100% of the principal amount on November 15, 2025, plus accrued and unpaid interest. In addition, at any time prior to November 15, 2022, the Company may, on one or more occasions, redeem some or all of the 2027 Notes at a redemption price equal to 100% of the principal amount of the 2027 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2027 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2027 Notes of the present value, on the redemption date of the sum of (i) the November 15, 2022 optional redemption price plus (ii) all required interest payments on the 2027 Notes through November 15, 2022 (other than accrued and unpaid interest to the redemption date), generally computed using a discount rate equal to the yield to maturity of U.S. Treasury securities with a constant maturity for the period most nearly equal to the period from the redemption date to November 15, 2022 (unless the period is less than one year, in which case the weekly average yield on traded U.S. Treasury securities adjusted to a constant maturity of one year will be used), plus 50 basis points.
In addition, at any time prior to November 15, 2020, the Company may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2027 Notes, using the proceeds of specified types of Company equity offerings and subject to specified conditions, at a redemption price equal to 104.625% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.
The indenture relating to the 2027 Notes contains covenants that, among other things, limit or restrict the Company’s ability, and the ability of its subsidiaries, to create liens; merge, consolidate, sell or otherwise dispose of all or substantially all of the Company's assets; or enter into sale leaseback transactions.
Securitization Program
The Company has an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to $50.0 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2017, the Company was in compliance with the covenants, and none of the termination events had occurred. As of December 31, 2017 and 2016, the Company had $50.0 million (the maximum amount available) of outstanding borrowings under its accounts receivable securitization facility.
Fair Value of Long-Term Debt
The carrying amount of current and long-term borrowings as reported in the consolidated balance sheet as of December 31, 2017 is $2.2 billion. To determine the fair value of its debt for which quoted prices are not available, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of December 31, 2017 and 2016, categorized by the level of inputs within the fair value hierarchy used to measure fair value (see Note 10 to the consolidated financial statements for further information):

	Fair value of debt
	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Level 1	$—	$344,765
Level 2	2,299,942	929,362
Total	$2,299,942	$1,274,127

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities
As of December 31, 2017, the aggregate amounts of long-term debt, demand loans and debt under the Company’s securitization program that will mature during each of the next four years and thereafter were as follows:

(Dollars in thousands)
2018	$86,625
2019	37,500
2020	51,563
2021	70,312
2022 and thereafter	2,024,000
Note 9 — Financial instruments
Foreign Currency Forward Contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flows hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. The Company enters into the non-designated foreign currency forward contracts for periods consistent with its currency translation exposures, which generally approximate one month. For the years ended December 31, 2017 and 2016, the Company recognized a loss related to non-designated foreign currency forward contracts of $2.6 million and $2.3 million, respectively.
The following table presents the locations in the consolidated balance sheets and fair value of derivative instruments as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$914	$667
Non-designated foreign currency forward contracts	307	490
Prepaid expenses and other current assets	1,221	1,157
Total asset derivatives	1,221	1,157
Liability derivatives:
Designated foreign currency forward contracts	1,373	2,139
Non-designated foreign currency forward contracts	53	118
Other current liabilities	1,426	2,257
Total liability derivatives	$1,426	$2,257

The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2017 and 2016 was $88.5 million and $101.8 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2017 and 2016 was $110.6 million and $73.4 million, respectively. All open foreign currency forward contracts as of December 31, 2017 have durations of twelve months or less.
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from accumulated other comprehensive income (loss) (“AOCI”) to expense (income), net of tax.
For the years ended December 31, 2017, 2016 and 2015, there was no ineffectiveness related to the Company’s hedging derivatives.

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
In the ordinary course of business, the Company grants non-interest bearing trade credit to its customers on normal credit terms. In an effort to reduce its credit risk, the Company (i) establishes credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of its customers’ financial condition, (iii) monitors the payment history and aging of its customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance. An allowance for doubtful accounts is maintained for trade accounts receivable based on expected collectability of accounts receivable, considering the Company's historical collection experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. The allowance for doubtful accounts was $10.3 million and $8.6 million at December 31, 2017 and 2016, respectively. The current portion of the allowance for doubtful accounts at December 31, 2017 and 2016 of $3.5 million and $2.0 million, respectively, was reported in accounts receivable, net within the consolidated balance sheet. The allowance for doubtful accounts on receivables outstanding for greater than one year at December 31, 2017 and 2016 of $6.8 million and $6.6 million, respectively, is recognized in other assets within the consolidated balance sheet.
Certain of the Company’s customers, particularly in Greece, Italy, Portugal and Spain, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s trade accounts receivable from these customers. As a result, the Company continues to closely monitor the allowance for doubtful accounts with respect to these customers and uses other risk mitigation strategies such as selling receivables. The aggregate net current and long-term trade accounts receivable for customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term trade accounts receivable represented by the net current and long-term trade accounts receivable for customers in those countries at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Current and long-term trade accounts receivable in Greece, Italy, Spain and Portugal (1)	$49,054	$51,098
Percentage of total net current and long-term trade accounts receivables	14.6%	19.3%
(1) The long-term portion of trade accounts receivable, net from customers in Greece, Italy, Spain and Portugal at December 31, 2017 and 2016 was $3.3 million and $2.7 million, respectively. In January 2017, the Company sold $16.1 million of receivables outstanding with publicly funded hospitals in Italy for $16.0 million.
For the years ended December 31, 2017, 2016 and 2015, net revenues from customers in Greece, Italy, Spain and Portugal were $129.4 million, $125.3 million and $126.2 million, respectively.

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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 — inputs to the fair value measurement that are unobservable inputs for the asset or liability.
The following tables provide information regarding the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Basis of fair value measurement
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investments in marketable securities	$9,045	$9,045	$—	$—
Derivative assets	1,221	—	1,221	—
Derivative liabilities	1,426	—	1,426	—
Contingent consideration liabilities	272,136	—	—	272,136

	Basis of fair value measurement
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investments in marketable securities	$7,660	$7,660	$—	$—
Derivative assets	1,157	—	1,157	—
Derivative liabilities	2,257	—	2,257	—
Contingent consideration liabilities	7,102	—	—	7,102
There were no transfers of financial assets or liabilities among Level 1, Level 2 or Level 3 within the fair value hierarchy during the years ended December 31, 2017 or 2016.
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
The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. See Note 8 for a discussion of the fair value of the Company’s borrowings.
Contingent consideration
As of December 31, 2017, the Company estimates that contingent consideration payments will occur in 2018 through 2029 and the maximum amount of undiscounted payments the Company could make under contingent consideration arrangements is $401.8 million. The contingent consideration liabilities, which primarily consist of revenue-based milestones, are remeasured to fair value each reporting period using assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, probability of payment and project payment dates.

The contingent consideration fair value measurement is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the fair value of the contingent consideration liability related to the NeoTract acquisition using a Monte Carlo simulation valuation approach, which simulates future revenues during the earn out-period using management's best estimates. The Company determines the value of its other contingent consideration liabilities based on a probability-weighted discounted cash

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow analysis. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates and the period prior to payment may result in significantly lower fair value measurements; decreases in these items may have the opposite effect.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration recognized in connection with the NeoTract acquisition, which is described in Note 3.

	Valuation Technique	Unobservable Input	Range
Contingent consideration	Monte Carlo simulation	Revenue volatility	21.1%
		Risk free rate	Cost of debt structure
		Projected year of payment	2018 - 2021
The following table provides information regarding changes in the Company's contingent consideration liabilities for the years ended December 31, 2017 and 2016:

	Contingent consideration
	2017	2016
	(Dollars in thousands)
Beginning balance – January 1	$7,102	$20,829
Initial estimate upon acquisition	261,733	—
Payments	(335)	(7,282)
Revaluations	3,575	(6,445)
Translation adjustment	61	—
Ending balance – December 31	$272,136	$7,102
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
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2017	2016	2015
	(Shares in thousands)
Basic	45,004	43,325	41,558
Dilutive effect of share based awards	923	570	488
Dilutive effect of 3.875% Convertible Notes and warrants	737	3,751	6,012
Diluted	46,664	47,646	48,058
Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were approximately 0.6 million, 3.4 million and 5.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Prior to the Maturity Date of the Convertible Notes and during periods in which the average market price of the Company's common stock was above the conversion price of the Convertible Notes, or $61.32 per share, the impact of conversion was dilutive and the dilutive effect of conversion of the Convertibles Notes is reflected in diluted earnings per share. The Company elected the net settlement method of accounting for these conversions, under which the Company settled the principal amount of the Convertible Notes in cash, and settled the excess conversion value in shares. In periods prior to the Maturity Date where the average market price of the Company's common stock was above $61.32 per share, under the treasury stock method, the Company calculated the number of shares issuable

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the terms of the Convertible Notes based on the average market price of its common stock during the period, and included that number in the total diluted shares outstanding for the period.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant agreements. The convertible note hedge agreements economically reduced the dilutive impact of the Convertible Notes. However, applicable accounting guidance requires the Company to separately analyze the impact of the warrant agreements on diluted weighted average shares outstanding, without giving effect to the anti-dilutive impact of the convertible note hedge agreements. The reductions in diluted shares that would have resulted from giving effect to the anti-dilutive impact of the convertible note hedge agreements are 0.3 million, 2.0 million, and 3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The treasury stock method is applied when the exercise price of the warrants is less than the average of the market prices during the period and assumes the proceeds from the exercise of the warrants are used to repurchase shares based on the average stock price during the period. The exercise price of the warrants is approximately $74.65 per share of common stock. Shares issuable upon exercise of the warrants that were included in the total diluted shares outstanding were 0.5 million, 1.7 million and 2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
See Note 8 for information regarding (i) the reduction in the outstanding principal amount of Convertible Notes as a result of the Company's acquisition of Convertible Notes in exchange for cash and shares of Company common stock and the related reduction in the number of Call Options and warrants outstanding under the convertible note hedge and warrant agreements as a result of the unwinding of the agreements, (ii) the settlement and conversion of the Convertible Notes on the Maturity Date and the related exercise of Call Options under the convertible note hedge agreements and (iii) warrant activity subsequent to the Maturity Date.
The following table provides information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2017 and 2016:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2015	$(2,491)	$(138,887)	$(229,746)	$(371,124)
Other comprehensive income (loss) before reclassifications	(3,434)	(2,221)	(69,119)	(74,774)
Amounts reclassified from accumulated other comprehensive income (loss)	3,501	4,512	—	8,013
Net current-year other comprehensive income (loss)	67	2,291	(69,119)	(66,761)
Reclassification related to acquisition of noncontrolling interest	—	—	(832)	(832)
Balance at December 31, 2016	(2,424)	(136,596)	(299,697)	(438,717)
Other comprehensive income (loss) before reclassifications	2,775	(6,725)	173,074	169,124
Amounts reclassified from accumulated other comprehensive income	(11)	4,513	—	4,502
Net current-year other comprehensive (loss) income	2,764	(2,212)	173,074	173,626
Balance at December 31, 2017	$340	$(138,808)	$(126,623)	$(265,091)

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information relating to the reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the years ended December 31, 2017, 2016 and 2015 :

	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Losses (gains) on designated foreign exchange contracts:
Cost of goods sold	$(95)	$4,511	$679
Total before tax	(95)	4,511	679
Taxes (benefit)	84	(1,010)	(196)
Net of tax	$(11)	$3,501	$483
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	$6,904	$6,965	$6,375
Prior-service credits (1)	105	56	—
Total before tax	7,009	7,021	6,375
Tax benefit	(2,496)	(2,509)	(2,242)
Net of tax	$4,513	$4,512	$4,133
Total reclassifications, net of tax	$4,502	$8,013	$4,616

(1)
These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 14 for additional information).

Note 12 — Stock compensation plans
In May of 2014, the stockholders of the Company approved the Teleflex Incorporated 2014 Stock Incentive Plan (the "2014 Plan") which replaced the Company's 2008 Stock Incentive Plan and 2000 Stock Compensation Plan (the "Prior Plans"), under which stock options and restricted stock awards previously were granted. The 2014 Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards and other stock-based awards to directors, officers and key employees. Under the 2014 Plan, the Company is authorized to issue up to 5.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the 2014 Plan that, among other things, (i) count shares underlying a stock option or stock appreciation right (each, an "option award") as one share and each share underlying any other type of award (a "stock award") as 1.8 shares, (ii) increases the shares the Company is authorized to issue by one or 1.8 shares for each share underlying an option award or stock award, respectively, under the Prior Plans that have been canceled, expired, settled in cash or forfeited after December 31, 2013 and (iii) decrease the number of shares the Company is authorized to issue by one share and 1.8 shares for each share underlying an option award or stock award, respectively, granted under the Prior Plans between January 1, 2014 and the May 2, 2014 adoption of the 2014 Plan by the Company's stockholders. Options granted under the 2014 Plan have an exercise price equal to the closing price of the Company's common stock on the date of the grant. In 2017, the Company granted non-qualified options to purchase 260,171 shares of common stock and granted restricted stock units relating to 82,865 shares of common stock under the 2014 Plan. The unrecognized compensation expense for these awards as of the grant date was $25.9 million, which will be recognized over the vesting period of the awards. As of December 31, 2017, 3,629,445 shares were available for future grants under the 2014 Plan.
Share-based compensation expense for 2017, 2016 and 2015 was $19.4 million, $16.9 million and $14.5 million, respectively, and is included in cost of goods sold or selling, general and administrative expenses based on the employees' functional classification. The total income tax benefit recognized for share-based compensation arrangements for 2017, 2016 and 2015 was $12.8 million (inclusive of a $6.6 million net excess tax benefit), $5.5 million and $4.4 million, respectively.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted in 2017, 2016 and 2015 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2017	2016	2015
Risk-free interest rate	1.88%	1.30%	1.44%
Expected life of option	4.94 years	4.91 years	4.87 years
Expected dividend yield	0.71%	0.94%	1.12%
Expected volatility	21.74%	21.64%	20.68%
The fair value for stock awards granted in 2017, 2016 and 2015 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2017	2016	2015
Risk-free interest rate	1.47%	0.94%	0.94%
Expected dividend yield	0.71%	0.93%	1.12%
The following table summarizes the option activity during 2017:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	1,607,745	$99.51
Granted	260,171	191.42
Exercised	(144,995)	94.83
Forfeited or expired	(13,993)	148.94
Outstanding, end of the year	1,708,928	113.49	6.4	$231,261
Exercisable, end of the year	1,168,768	$91.21	5.4	$184,206
The weighted average grant date fair value for options granted during 2017, 2016 and 2015 was $39.70, $27.42 and $21.44, respectively. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $15.7 million, $11.3 million and $6.3 million, respectively.
The Company recorded $8.2 million of expense related to options during 2017, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2017, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $9.4 million, which is expected to be recognized over a weighted-average period of 1.8 years. Authorized but unissued shares of the Company’s common stock are issued upon exercises of options.
The following table summarizes the non-vested restricted stock unit activity during 2017:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(Dollars in thousands)
Outstanding, beginning of the year	250,389	$119.44
Granted	82,865	187.85
Vested	(85,271)	102.66
Forfeited	(14,241)	136.20
Outstanding, end of the year	233,742	148.79	1.2	$58,160

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued 82,865, 93,367 and 105,239 of non-vested restricted stock units in 2017, 2016 and 2015, respectively, the majority of which provide for vesting as to all underlying shares on the third anniversary of the grant date. The weighted average grant-date fair value for non-vested restricted stock units granted during 2017, 2016 and 2015 was $187.85, $142.71 and $118.00, respectively.
The Company recorded $11.2 million of expense related to restricted stock units during 2017, which is included in cost of goods sold or selling, general and administrative expenses. The unamortized share-based compensation cost related to non-vested restricted stock units, net of expected forfeitures, was $13.2 million, which is expected to be recognized over a weighted-average period of 1.8 years. The Company uses treasury stock to provide shares of common stock in connection with vesting of the restricted stock units.
Note 13 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2017	2016	2015
	(Dollars in thousands)
Current:
Federal	$133,621	$2,344	$(4,700)
State	5,213	5,230	2,377
Foreign	35,444	28,842	53,151
Deferred:
Federal	(258,247)	(25,141)	(35,750)
State	1,459	(1,837)	(5,012)
Foreign	212,158	(1,364)	(2,228)
	$129,648	$8,074	$7,838

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changes U.S. tax law by, among other things, permanently reducing corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018; implementing a territorial tax system, by generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 foreign subsidiary earnings and profits, which are deemed repatriated for purposes of the tax.

As a result of the TCJA, the Company reassessed and revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $46.1 million provisional tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017.

As a result of the deemed repatriation tax under the TCJA, the Company recognized a $154.0 million provisional tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017, and the Company expects to pay this tax over an eight-year period.

While the TCJA provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of Financial Accounting Standards Board Accounting Standards Codification Topic 740, "Income Taxes." Under U.S. GAAP, the Company may make an accounting policy election to either (1) treat future taxes with respect to the inclusion in U.S. taxable income of amounts related to GILTI as current period expense when incurred (the “period cost method”) or (2) take such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on an analysis of the Company’s global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. The determination of whether the Company expects to have future U.S. inclusions

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in taxable income related to GILTI depends not only on the Company’s current structure and estimated future operating results but also the Company’s ability and willingness to modify its structure and/or its business. As such, the Company is not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.

The BEAT provisions in the TCJA eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. While the Company’s analysis of the BEAT provisions is not fully completed, the Company does not currently believe it will be subject to the BEAT provisions in 2018 and has not recorded any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 states that in these circumstances, if the company can determine a reasonable estimate for the income tax effects, the SEC staff would not object if the company includes in its financial statements the reasonable estimate it has determined (and the SEC staff also expressed its belief that it would not be appropriate for a company to exclude a reasonable estimate from its financial statements to the extent a reasonable estimate has been determined). The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.
At December 31, 2017, the cumulative unremitted earnings of subsidiaries outside the United States that are considered non-permanently reinvested and for which taxes have been provided approximated $2.0 billion.
The following table summarizes the United States and non-United States components of income from continuing operations before taxes:

	2017	2016	2015
	(Dollars in thousands)
United States	$37,528	$(29,988)	$(19,550)
Other	247,383	275,713	264,196
	$284,911	$245,725	$244,646
Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Tax effect of international items	(25.7)	(27.5)	(28.4)
Impacts of U.S. tax reform	37.9	—	—
Excess tax benefits related to share-based compensation	(2.3)	—	—
State taxes, net of federal benefit	0.1	0.9	(0.7)
Uncertain tax contingencies	(1.8)	(3.6)	(1.9)
Contingent consideration reversals	0.4	(1.2)	(0.7)
Other, net	1.9	(0.3)	(0.1)
	45.5%	3.3%	3.2%
The effective income tax rate for 2017 was 45.5% compared to 3.3% for 2016. The effective income tax rate for 2017 was impacted by a net tax expense of $107.9 million resulting from the enactment of the TCJA. The $107.9 million net tax expense reflects a tax expense of $154.0 million for the deemed repatriation of undistributed foreign earnings partially offset by a $46.1 million tax benefit resulting from the reassessment and revaluation of the net deferred tax liabilities. Additionally, the effective tax rate for 2017 was impacted by a net excess tax benefit related to share-based compensation and a benefit resulting from the expiration of various statutes of limitation.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate for 2016 was impacted by a tax benefit associated with U.S. federal tax return filings, a benefit resulting from the reduction of our German reserves as a result of the conclusion of an audit, a benefit resulting from the expiration of various statutes of limitation, and a benefit associated with the IP R&D asset impairment referenced in Note 4.
The Company and its subsidiaries are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, the Company establishes and adjusts reserves with respect to its uncertain tax positions to address developments related to those positions. The Company realized a net benefit of approximately $5.2 million in 2017 as a result of reducing its reserves with respect to uncertain tax positions, principally due to the expiration of a number of applicable statutes of limitations. The Company realized a net benefit of approximately $8.8 million in 2016, as a result of reducing its reserves with respect to uncertain tax positions, principally due to the conclusion of a tax audit in Germany and the expiration of various statutes of limitations. The Company realized a net benefit of approximately $4.6 million in 2015, which resulted from a reduction in the Company's U.S. reserves due to the conclusion of a tax audit, offset by an increase in the Company's foreign reserves with respect to developments in the tax audit in Germany discussed above.
The following table summarizes significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016:

	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Tax loss and credit carryforwards	$210,055	$136,046
Pension	28,147	46,563
Reserves and accruals	62,378	52,343
Other	3,619	17,704
Less: valuation allowances	(104,799)	(104,520)
Total deferred tax assets	199,400	148,136
Deferred tax liabilities:
Property, plant and equipment	22,299	32,209
Intangibles — stock acquisitions	553,245	321,707
Unremitted foreign earnings	223,494	63,419
Other	228	466
Total deferred tax liabilities	799,266	417,801
Net deferred tax liability	$(599,866)	$(269,665)
As a result of the TCJA, the Company reassessed and revalued its deferred tax positions at December 31, 2017. As a result, the Company recognized a $46.1 million decrease in the net deferred tax liability in 2017.
Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2017, the tax effect of such carryforwards approximated $210.1 million. Of this amount, $11.5 million has no expiration date, $2.0 million expires after 2017 but before the end of 2022 and $196.6 million expires after 2022. A portion of these carryforwards consists of tax losses and credits obtained by the Company as a result of acquisitions; the utilization of these carryforwards are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent the Company ultimately from utilizing the applicable loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the United States subsidiaries’ taxable income or loss, the state’s proportion of each subsidiary's taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $104.8 million and $104.5 million at December 31, 2017 and 2016, respectively, relates principally to the uncertainty of the Company’s ability to utilize certain deferred tax

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.
Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the twelve month periods ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Dollars in thousands)
Balance at January 1	$15,054	$34,381	$51,084
Increase in unrecognized tax benefits related to prior years	—	—	2,077
Decrease in unrecognized tax benefits related to prior years	—	(13,083)	(15,372)
Unrecognized tax benefits related to the current year	895	705	647
Reductions in unrecognized tax benefits due to settlements	—	(2,121)	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(6,813)	(4,840)	(2,337)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	200	12	(1,718)
Balance at December 31	$9,336	$15,054	$34,381
The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations, were $5.0 million at December 31, 2017.
The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2017 was $0.2 million and $(0.2) million, respectively; for the year ended December 31, 2016 was $0.2 million and $(0.5) million, respectively; and for the year ended December 31, 2015 was $1.6 million and $(0.4) million, respectively. The corresponding liabilities in the consolidated balance sheets for interest and penalties at December 31, 2017 were $0.6 million and $2.6 million, respectively, and at December 31, 2016 were $0.7 million and $2.7 million, respectively.
The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
United States	2014	2017
Canada	2005	2017
China	2012	2017
Czech Republic	2014	2017
France	2015	2017
Germany	2011	2017
India	2002	2017
Ireland	2013	2017
Italy	2012	2017
Malaysia	2013	2017
Singapore	2013	2017
The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2017, the most significant tax examinations in process are in Canada, Germany, Italy, and the United States. The date at which these examinations may be concluded and the ultimate outcome of the examinations is uncertain. As a result of the uncertain outcome of these ongoing examinations, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially change from those recorded as liabilities at December 31, 2017. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next year by a range of zero to $1.6 million.

Note 14 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.  As of December 31, 2017, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from Company funds.
The following table provides information regarding the components of the net benefit expense (income) of the Company's pension and postretirement benefit plans:

	Pension			Other Benefits
	2017	2016	2015	2017	2016	2015
	(Dollars in thousands)
Service cost	$2,887	$2,615	$1,880	$279	$355	$495
Interest cost	15,137	15,711	17,948	1,577	1,595	1,967
Expected return on plan assets	(26,809)	(24,786)	(25,940)	—	—	—
Net amortization and deferral	6,734	6,567	6,159	275	454	216
Net benefit expense (income)	$(2,051)	$107	$47	$2,131	$2,404	$2,678
The following table provides the weighted average assumptions for United States and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.2%	4.5%	4.1%	4.1%	4.3%	4.0%
Rate of return	8.1%	8.1%	8.1%
Initial healthcare trend rate				7.9%	8.4%	7.3%
Ultimate healthcare trend rate				5.0%	5.0%	5.0%

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides summarized information with respect to the Company’s pension and postretirement benefit plans, measured as of December 31, 2017 and 2016:

	Pension		Other Benefits
	2017	2016	2017	2016
	Under Funded		Under Funded
	(Dollars in thousands)
Benefit obligation, beginning of year	$430,574	$421,736	$47,487	$48,616
Service cost	2,887	2,615	279	355
Interest cost	15,137	15,711	1,577	1,595
Actuarial loss	31,074	16,315	2,278	646
Currency translation	3,916	(4,300)	—	—
Benefits paid	(19,144)	(18,887)	(3,095)	(3,946)
Medicare Part D reimbursement	—	—	80	221
Plan amendments	—	—	297	—
Curtailments	—	(23)	—	—
Administrative costs	(2,286)	(2,593)	—	—
Projected benefit obligation, end of year	462,158	430,574	48,903	47,487
Fair value of plan assets, beginning of year	340,265	315,951
Actual return on plan assets	53,065	36,620
Contributions	12,670	12,752
Benefits paid	(19,144)	(18,887)
Administrative costs	(2,286)	(2,593)
Currency translation	1,737	(3,578)
Fair value of plan assets, end of year	386,307	340,265
Funded status, end of year	$(75,851)	$(90,309)	$(48,903)	$(47,487)

The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the Company's pension and postretirement plans:

	Pension		Other Benefits
	2017	2016	2017	2016
	(Dollars in thousands)
Other assets	$1,596	$106	$—	$—
Payroll and benefit-related liabilities	(1,767)	(1,640)	(3,173)	(3,200)
Pension and postretirement benefit liabilities	(75,680)	(88,775)	(45,730)	(44,287)
Accumulated other comprehensive loss	209,365	209,785	6,715	4,415
	$133,514	$119,476	$(42,188)	$(43,072)

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the amounts recognized in accumulated other comprehensive loss with respect to the plans:

	Pension
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2015	$113	$213,188	$(77,255)	$136,046
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(34)	(6,533)	2,339	(4,228)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	4,481	(1,603)	2,878
Curtailments	—	(23)	6	(17)
Impact of currency translation	—	(1,407)	373	(1,034)
Balance at December 31, 2016	79	209,706	(76,140)	133,645
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(28)	(6,706)	2,395	(4,339)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	4,818	(1,119)	3,699
Curtailments	—	—	—	—
Impact of currency translation	—	1,496	(413)	1,083
Balance at December 31, 2017	$51	$209,314	$(75,277)	$134,088

	Other Benefits
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2015	$107	$4,116	$(1,382)	$2,841
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(22)	(432)	170	(284)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	646	(252)	394
Balance at December 31, 2016	85	4,330	(1,464)	2,951
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(77)	(198)	101	(174)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	2,278	(558)	1,720
Plan amendments	297	—	(74)	223
Balance at December 31, 2017	$305	$6,410	$(1,995)	$4,720

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the weighted average assumptions for United States and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2017	2016	2017	2016
Discount rate	3.6%	4.2%	3.6%	4.1%
Rate of compensation increase	2.6%	2.8%
Initial healthcare trend rate			7.8%	7.9%
Ultimate healthcare trend rate			5.0%	5.0%

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The weighted average discount rates for United States pension plans and other benefit plans of 3.76% and 3.60%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2017. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, the Company determines the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.
As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality and healthcare cost trends that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity.
The Company’s assumption for the expected return on plan assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent historical results have been affected by unsustainable trends or events, the effects of those trends are quantified and removed. The Company applies a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. The qualitative analysis is intended to provide an additional means for addressing the effect of unrealistic or unsustainable short-term valuations or trends, resulting in return levels and behavior the Company believes are more likely to prevail over long periods. Effective in 2018, the Company changed the expected return on plan assets of the United States pension plans from 8.25% to 8.0% due to modifications to the investment strategy in order to gradually reduce portfolio risk. This change had no impact on the results for the year ended December 31, 2017.
An increase in the assumed healthcare trend rate of 1% would increase the benefit obligation at December 31, 2017 by $3.6 million and would increase the 2017 benefit expense by $0.2 million. Decreasing this assumed rate by 1% would decrease the benefit obligation at December 31, 2017 by $3.1 million and would decrease the 2017 benefit expense by $0.1 million.
The accumulated benefit obligation for all United States and foreign defined benefit pension plans was $461.6 million and $430.0 million for 2017 and 2016, respectively. All of the Company's pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2017 and 2016.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table provides the fair values of the Company’s pension plan assets at December 31, 2017 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$1,324	$1,324
Money market funds	51	51
Equity securities:
Managed volatility (b)	79,964	79,964
United States small/mid-cap equity (c)	19,239	19,239
World Equity (excluding United States) (d)	32,294	32,294
Common Equity Securities – Teleflex Incorporated	29,087	29,087
Diversified Global	6,353	6,353
Fixed income securities:
Intermediate duration bond fund (e)	23,378	23,378
Long duration bond fund (f)	94,623	94,623
High yield bond fund (g)	12,420	12,420
Emerging markets debt fund (h)	9,184	9,184
Corporate, government and foreign bonds	2,024	2,024
Asset backed – home loans	454		$454
Other types of investments:
Multi asset funds (i)	11,114	6,187	4,927
Other	5			$5
Total investments at fair value	$321,514	$316,128	$5,381	$5
Investments measured at net asset value (j)	64,793
Total	$386,307

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the fair values of the Company’s pension plan assets at December 31, 2016 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$437	$437
Money market funds	76	76
Equity securities:
Managed volatility (b)	88,051	88,051
United States small/mid-cap equity (c)	24,785	24,785
World Equity (excluding United States) (d)	33,376	33,376
Common Equity Securities – Teleflex Incorporated	18,838	18,838
Diversified Global	5,086	5,086
Fixed income securities:
Intermediate duration bond fund (e)	—
Long duration bond fund (f)	73,544	73,544
High yield bond fund (g)	15,451	15,451
Emerging markets debt fund (h)	9,412	9,412
Corporate, government and foreign bonds	1,864	1,864
Asset backed – home loans	527		$527
Other types of investments:
Multi asset funds (i)	9,622	5,460	4,162
Other	5			$5
Total investments at fair value	$281,074	$276,380	$4,689	$5
Investments measured at NAV (j)	59,191
Total	$340,265

(a)	Information on asset categories described in notes (b)-(k) is derived from prospectuses and other material provided by the respective funds comprising the respective asset categories.

(b)	This category comprises mutual funds that invest in securities of United States and non-United States companies of all capitalization ranges that exhibit relatively low volatility.

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

(e)
This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income instruments, including United States and foreign corporate obligations, fixed income securities issued by sovereigns or agencies in both developed and emerging foreign markets, debt obligations issued by governments or other municipalities, and securities issued or guaranteed by the United States Government and its agencies. The fund will seek to maintain an effective average duration between three and ten years, and uses derivative instruments, including interest rate swap agreements and credit default swaps, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(i)	This category comprises funds that may invest in equities, bonds, or derivatives.

(j)
This category comprises pooled institutional investments, primarily collective investment trusts. These funds are not available on an exchange or in an active market and these investments are valued using their NAV, which is generally based on the underlying asset values of the pooled investments held in the trusts. This category comprises the following funds:

•
a fund that invests primarily in collateralized debt obligations (“CDOs”) and other structured credit vehicles and may include fixed income securities, loan participations, credit-linked notes, medium-term notes, pooled investment vehicles and derivative instruments.

•	a hedge fund that invests in various other hedge funds.

•	funds that invest in underlying funds that acquire, manage, and dispose of real estate properties, with a focus on properties in the U.S. and the UK markets.
The Company’s contributions to United States and foreign pension plans during 2018 are expected to be approximately $12.8 million. Contributions to postretirement healthcare plans during 2018 are expected to be approximately $3.2 million.
The following table provides information about the Company’s expected benefit payments under its U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.2 million:

	Pension	Other Benefits
	(Dollars in thousands)
2018	$20,636	$3,173
2019	20,865	3,201
2020	21,419	3,387
2021	22,171	3,414
2022	23,024	3,579
Years 2023 — 2027	124,398	18,147
The amounts in accumulated other comprehensive income expected to be recognized over the next fiscal year for the Company's pension and postretirement benefit plans are $6.8 million and $0.2 million, respectively.
The Company maintains a number of defined contribution savings plans covering eligible United States and non-United States employees. The Company partially matches employee contributions. Costs related to these plans were $12.5 million, $12.0 million and $12.6 million for 2017, 2016 and 2015, respectively.

Note 15 — Commitments and contingent liabilities
Operating leases: The Company uses various leased facilities and equipment in its operations. The lease terms for these leased assets vary depending on the terms of the applicable lease agreement. At December 31, 2017, the Company had no residual value guarantees related to its operating leases.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments as of December 31, 2017 under noncancellable operating leases are as follows:

Future Lease Payments
(Dollars in thousands)
2018	$30,262
2019	26,531
2020	21,355
2021	18,186
2022	15,774
2023 and thereafter	27,167
Rental expense under operating leases was $36.2 million, $34.0 million and $34.6 million in 2017, 2016 and 2015, respectively.
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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2017 and 2016, the Company has recorded $1.0 million and $1.1 million, respectively, in accrued liabilities and $5.8 million in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities, and if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2017. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation:  The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of December 31, 2017 and 2016, the Company has recorded accrued liabilities of $3.8 million and $2.5 million, respectively, in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Of the amounts accrued as of December 31, 2017 and 2016, $0.1 million and $1.6 million, respectively, pertain to discontinued operations.
During the first quarter 2017, Teleflex Medical Trading (Shanghai) Company, Ltd. (“Teleflex Shanghai”), one of the Company’s subsidiaries, eliminated a key distributor within its sales channel in China and undertook a distributor to direct sales conversion within that channel. On March 24, 2017, the distributor submitted an application with the Shanghai International Economy and Trade Arbitration Commission (“SHIAC”) for arbitration alleging, among other things, that Teleflex Shanghai wrongfully terminated its relationship with the distributor. Pursuant to a supplementary submission filed by the distributor with SHIAC in July 2017, the distributor sought to recover $7.8 million in damages, and also sought to compel Teleflex Shanghai to repurchase Teleflex products that the distributor claimed it purchased from Teleflex Shanghai at a total price of $14.9 million. Teleflex Shanghai filed a counterclaim seeking payment from the distributor of $9.3 million in respect of outstanding trade receivables owed by the distributor to Teleflex Shanghai. In February 2018, Teleflex Shanghai and the distributor entered into a settlement agreement to resolve the outstanding claims of the parties. Under the agreement, Teleflex Shanghai accepted the return of certain inventories from the distributor for $11.9 million during the fourth quarter 2017. In connection with the return of the inventories, Teleflex Shanghai canceled $9.3 million in trade receivables owed by the distributor to Teleflex Shanghai. The Company has recorded a provision of $3.6 million in connection with the settlement.
In 2006, the Company was named as a defendant in a wrongful death product liability lawsuit filed in the Louisiana State District Court for the Parish of Calcasieu, involving a product manufactured by the Company’s former marine business. In September 2014, the case was tried before a jury, which returned a verdict in favor of the Company. The plaintiff subsequently filed a motion for a new trial, which was granted, and the case was re-tried before a jury in

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2014. On December 5, 2014, the jury returned a verdict in favor of the plaintiff, awarding $0.1 million in compensatory damages and $23.0 million in punitive damages, plus pre- and post-judgment interest on the compensatory damages and post-judgment interest on the punitive damages. The Company's post-trial motions seeking to overturn the verdict or reduce the amount of damages were denied in June 2015. The Company filed an appeal with the Louisiana Court of Appeal, and the plaintiff filed a cross-appeal, seeking to overturn the trial court’s denial of pre-judgment interest on the punitive damages award. On June 29, 2016, the Louisiana Court of Appeal affirmed the trial court verdict in all respects. The Company and the plaintiff filed applications for a writ of certiorari (a request for review) to the Louisiana Supreme Court. On January 13, 2017, the Louisiana Supreme Court granted the Company's writ application, and oral arguments were held on May 1, 2017. On October 18, 2017, the Louisiana Supreme Court issued its decision, affirming the lower court’s judgment in part and reducing the amount of punitive damages awarded to the plaintiff from $23.0 million to $4.3 million. On November 10, 2017 the Company paid $5.0 million (inclusive of interest) in settlement of the litigation.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of December 31, 2017, the most significant tax examinations in process are in Canada, Germany, Italy, and the United States. The Company may establish reserves with respect to uncertain tax positions, after which it adjusts the reserves to address developments with respect to its uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
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

Following the Company's acquisition of Vascular Solutions, the Company commenced an integration program under which it is combining the Vascular Solutions business with some of its legacy businesses. Specifically, the Company is combining the Vascular Solutions North American business with the Company's interventional access business, which formerly was part of the Vascular North America operating segment, and the Company's cardiac business, which formerly was a separate operating segment included in the "all other" category for purposes of segment reporting. These businesses are now in the Company's Interventional North America operating segment. Additionally, the Company is combining the Vascular Solutions businesses in Europe, Asia and Latin America with the Company's legacy businesses in the respective locations, and these Vascular Solutions businesses are now part of the EMEA (Europe, Middle East and Africa), Asia and Latin America operating segments, respectively. The changes in the Company’s operating segments, which became effective in the fourth quarter 2017, also reflect the manner in which the Company’s new chief operating decision maker assesses business performance and allocation of resources.
As a result of the operating segment changes described above, the Company has the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Europe, Middle East and Africa ("EMEA"), Asia and Original Equipment and Development Services ("OEM"). In connection with the presentation of segment information, we will continue to present certain operating segments, which now include Interventional Urology North America and Respiratory North America as well as Latin America, in the “all other” category because they are not material. All prior comparative periods presented have been restated to reflect

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these changes. Additionally, because these change affected certain of the Company's reporting units, the Company reallocated the goodwill balances using relative fair values of the reporting units and performed goodwill impairment analyses on the affected reporting units. The Company did not record any goodwill impairment charges as a result of these analyses.
The Company’s reportable segments, other than the OEM segment, design, manufacture and distribute medical devices primarily used in critical care, surgical applications and cardiac care, and generally serve two end markets: hospitals and healthcare providers, and home health. The products of these segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Company’s OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.
The following tables present the Company’s segment results for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Revenue
Vascular North America	$313,618	$295,206	$284,097
Interventional North America	220,611	82,431	75,196
Anesthesia North America	197,982	198,772	189,297
Surgical North America	175,216	172,223	161,230
EMEA	552,722	510,934	514,443
Asia	269,208	249,416	241,726
OEM	182,967	160,990	149,399
All other	233,979	198,055	194,302
Consolidated net revenues	$2,146,303	$1,868,027	$1,809,690

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Operating Profit
Vascular North America	$77,036	$77,122	$59,441
Interventional North America	25,972	13,264	5,800
Anesthesia North America	62,901	55,544	48,311
Surgical North America	63,931	56,608	52,529
EMEA	92,430	84,392	92,326
Asia	75,637	75,770	67,887
OEM	41,578	33,641	33,162
All other	11,142	26,486	28,399
Total segment operating profit (1)	450,627	422,827	387,855
Unallocated expenses (2)	(78,348)	(103,374)	(71,964)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$372,279	$319,453	$315,891

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

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, restructuring and impairment charges and gain on sale of assets.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Depreciation and Amortization
Vascular North America	$31,058	$35,117	$35,259
Interventional North America	29,108	6,993	7,823
Anesthesia North America	8,573	10,932	7,089
Surgical North America	8,694	10,459	12,289
EMEA	34,322	30,505	32,178
Asia	11,868	11,275	11,382
OEM	8,337	8,404	6,834
All other	28,378	14,661	12,480
Consolidated depreciation and amortization	$160,338	$128,346	$125,334

Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net revenues (based on the Company's selling location):
United States	$1,254,825	$1,018,786	$967,819
Europe	591,370	567,320	570,672
Asia and Asia Pacific	220,110	208,841	196,796
All other	79,998	73,080	74,403
	$2,146,303	$1,868,027	$1,809,690
Net property, plant and equipment:
United States	$216,568	$167,167	$178,895
Malaysia	43,730	31,415	33,777
Ireland	43,867	36,569	33,219
Czech Republic	35,715	30,843	32,305
All other	43,119	36,905	37,927
	$382,999	$302,899	$316,123

Note 17 — Condensed consolidating guarantor financial information
The 2024 Notes, 2026 Notes and 2027 Notes (collectively, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The 2024 Notes, 2026 Notes and 2027 Notes are guaranteed by the same Guarantor Subsidiaries. The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2017, 2016 and 2015 and condensed consolidating balance sheets as of December 31, 2017 and 2016 provide consolidated information for:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes), on a combined basis; and

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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,368,149	$1,177,247	$(399,093)	$2,146,303
Cost of goods sold	—	778,153	594,527	(398,179)	974,501
Gross profit	—	589,996	582,720	(914)	1,171,802
Selling, general and administrative expenses	47,412	408,811	243,544	196	699,963
Research and development expenses	1,009	57,614	26,147	—	84,770
Restructuring charges	—	8,971	5,819	—	14,790
(Loss) income from continuing operations before interest, loss on extinguishment of debt and taxes	(48,421)	114,600	307,210	(1,110)	372,279
Interest, net	195,649	(117,431)	3,557	—	81,775
Loss on extinguishment of debt	5,593	—	—	—	5,593
(Loss) income from continuing operations before taxes	(249,663)	232,031	303,653	(1,110)	284,911
(Benefit) taxes on (loss) income from continuing operations	(146,116)	14,862	261,386	(484)	129,648
Equity in net income of consolidated subsidiaries	258,810	25,500	(3,135)	(281,175)	—
Income from continuing operations	155,263	242,669	39,132	(281,801)	155,263
Operating loss from discontinued operations	(4,534)	—	—	—	(4,534)
Benefit on loss from discontinued operations	(1,801)	—	—	—	(1,801)
Loss from discontinued operations	(2,733)	—	—	—	(2,733)
Net income	152,530	242,669	39,132	(281,801)	152,530
Other comprehensive income	173,626	158,490	198,453	(356,943)	173,626
Comprehensive income	$326,156	$401,159	$237,585	$(638,744)	$326,156

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,112,464	$1,124,958	$(369,395)	$1,868,027
Cost of goods sold	—	652,442	588,110	(368,725)	871,827
Gross profit	—	460,022	536,848	(670)	996,200
Selling, general and administrative expenses	43,602	328,263	191,916	(473)	563,308
Research and development expenses	547	33,080	24,952	—	58,579
Restructuring and impairment charges	173	50,183	8,871	—	59,227
Gain on sale of assets	(2,707)	(155)	(1,505)	—	(4,367)
(Loss) income from continuing operations before interest, loss on extinguishment of debt and taxes	(41,615)	48,651	312,614	(197)	319,453
Interest, net	153,830	(103,465)	4,102	—	54,467
Loss on extinguishment of debt	19,261	—	—	—	19,261
(Loss) income from continuing operations before taxes	(214,706)	152,116	308,512	(197)	245,725
(Benefit) taxes on (loss) income from continuing operations	(78,478)	46,758	39,875	(81)	8,074
Equity in net income of consolidated subsidiaries	374,048	243,987	528	(618,563)	—
Income from continuing operations	237,820	349,345	269,165	(618,679)	237,651
Operating (loss) income from discontinued operations	(1,300)	—	378	—	(922)
Tax benefit on (loss) income from discontinued operations	(857)	—	(255)	—	(1,112)
(Loss) income from discontinued operations	(443)	—	633	—	190
Net income	237,377	349,345	269,798	(618,679)	237,841
Less: Income from continuing operations attributable to noncontrolling interests	—	—	464	—	464
Net income attributable to common shareholders	237,377	349,345	269,334	(618,679)	237,377
Other comprehensive loss attributable to common shareholders	(66,761)	(76,098)	(80,700)	156,798	(66,761)
Comprehensive income attributable to common shareholders	$170,616	$273,247	$188,634	$(461,881)	$170,616

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,079,180	$1,107,565	$(377,055)	$1,809,690
Cost of goods sold	—	646,427	593,855	(374,995)	865,287
Gross profit	—	432,753	513,710	(2,060)	944,403
Selling, general and administrative expenses	42,435	336,049	191,029	(531)	568,982
Research and development expenses	—	30,359	21,760	—	52,119
Restructuring charges	—	6,731	1,088	—	7,819
Gain on sale of assets	—	—	(408)	—	(408)
(Loss) income from continuing operations before interest and taxes	(42,435)	59,614	300,241	(1,529)	315,891
Interest, net	132,711	(76,873)	4,953	—	60,791
Loss on extinguishment of debt	10,454	—	—	—	10,454
(Loss) income from continuing operations before taxes	(185,600)	136,487	295,288	(1,529)	244,646
(Benefit) taxes on (loss) income from continuing operations	(66,264)	27,260	46,804	38	7,838
Equity in net income of consolidated subsidiaries	355,138	235,810	1,086	(592,034)	—
Income from continuing operations	235,802	345,037	249,570	(593,601)	236,808
Operating (loss) income from discontinued operations	(1,734)	—	4	—	(1,730)
(Benefit) taxes on (loss) income from discontinued operations	(10,795)	—	160	—	(10,635)
Income (loss) from discontinued operations	9,061	—	(156)	—	8,905
Net income	244,863	345,037	249,414	(593,601)	245,713
Less: Income from continuing operations attributable to noncontrolling interests	—	—	850	—	850
Net income attributable to common shareholders	244,863	345,037	248,564	(593,601)	244,863
Other comprehensive loss attributable to common shareholders	(110,229)	(110,604)	(120,439)	231,043	(110,229)
Comprehensive income attributable to common shareholders	$134,634	$234,433	$128,125	$(362,558)	$134,634

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$37,803	$8,933	$286,822	$—	$333,558
Accounts receivable, net	2,414	57,818	280,980	4,663	345,875
Accounts receivable from consolidated subsidiaries	14,478	2,276,248	343,115	(2,633,841)	—
Inventories, net	—	245,533	176,490	(26,279)	395,744
Prepaid expenses and other current assets	14,874	9,236	19,790	3,982	47,882
Prepaid taxes	—	—	5,748	—	5,748
Total current assets	69,569	2,597,768	1,112,945	(2,651,475)	1,128,807
Property, plant and equipment, net	2,088	213,663	167,248	—	382,999
Goodwill	—	1,246,144	989,448	—	2,235,592
Intangibles assets, net	—	1,355,275	1,028,473	—	2,383,748
Investments in affiliates	7,203,175	1,674,077	19,620	(8,896,872)	—
Deferred tax assets	—	—	6,071	(2,261)	3,810
Notes receivable and other amounts due from consolidated subsidiaries	2,154,172	2,231,832	—	(4,386,004)	—
Other assets	31,173	6,397	8,966	—	46,536
Total assets	$9,460,177	$9,325,156	$3,332,771	$(15,936,612)	$6,181,492
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$36,625	$—	$50,000	$—	$86,625
Accounts payable	4,269	46,992	40,766	—	92,027
Accounts payable to consolidated subsidiaries	2,310,570	261,121	62,150	(2,633,841)	—
Accrued expenses	17,957	31,827	47,069	—	96,853
Current portion of contingent consideration	—	74,224	—	—	74,224
Payroll and benefit-related liabilities	21,145	44,009	42,261	—	107,415
Accrued interest	6,133	—	32	—	6,165
Income taxes payable	4,352	—	7,162	—	11,514
Other current liabilities	1,461	3,775	3,817	—	9,053
Total current liabilities	2,402,512	461,948	253,257	(2,633,841)	483,876
Long-term borrowings	2,162,927	—	—	—	2,162,927
Deferred tax liabilities	88,512	265,426	251,999	(2,261)	603,676
Pension and postretirement benefit liabilities	70,860	32,750	17,800	—	121,410
Noncurrent liability for uncertain tax positions	1,117	8,196	2,983	—	12,296
Notes payable and other amounts due to consolidated subsidiaries	2,155,146	2,022,682	208,176	(4,386,004)	—
Noncurrent contingent consideration	—	186,923	10,989	—	197,912
Other liabilities	148,572	7,850	12,442	—	168,864
Total liabilities	7,029,646	2,985,775	757,646	(7,022,106)	3,750,961
Total shareholders' equity	2,430,531	6,339,381	2,575,125	(8,914,506)	2,430,531
Total liabilities and shareholders' equity	$9,460,177	$9,325,156	$3,332,771	$(15,936,612)	$6,181,492

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$14,571	$1,031	$528,187	$—	$543,789
Accounts receivable, net	2,551	8,768	255,815	4,859	271,993
Accounts receivable from consolidated subsidiaries	4,861	2,176,059	309,149	(2,490,069)	—
Inventories, net	—	200,852	140,406	(25,087)	316,171
Prepaid expenses and other current assets	14,239	5,332	17,474	3,337	40,382
Prepaid taxes	—	—	7,766	413	8,179
Assets held for sale	—	—	2,879	—	2,879
Total current assets	36,222	2,392,042	1,261,676	(2,506,547)	1,183,393
Property, plant and equipment, net	2,566	163,847	136,486	—	302,899
Goodwill	—	708,546	568,174	—	1,276,720
Intangibles assets, net	—	640,999	450,664	—	1,091,663
Investments in affiliates	6,022,042	1,519,031	23,685	(7,564,758)	—
Deferred tax assets	73,051	—	5,185	(76,524)	1,712
Notes receivable and other amounts due from consolidated subsidiaries	1,387,615	2,085,538	—	(3,473,153)	—
Other assets	22,295	6,254	6,277	—	34,826
Total assets	$7,543,791	$7,516,257	$2,452,147	$(13,620,982)	$3,891,213
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$133,071	$—	$50,000	$—	$183,071
Accounts payable	4,540	30,924	33,936	—	69,400
Accounts payable to consolidated subsidiaries	2,242,814	214,203	33,052	(2,490,069)	—
Accrued expenses	16,827	18,126	30,196	—	65,149
Current portion of contingent consideration	—	587	—	—	587
Payroll and benefit-related liabilities	20,610	26,672	35,397	—	82,679
Accrued interest	10,429	—	21	—	10,450
Income taxes payable	1,246	—	6,577	85	7,908
Other current liabilities	2,262	3,643	2,497	—	8,402
Total current liabilities	2,431,799	294,155	191,676	(2,489,984)	427,646
Long-term borrowings	850,252	—	—	—	850,252
Deferred tax liabilities	—	316,526	31,375	(76,524)	271,377
Pension and postretirement benefit liabilities	85,645	31,561	15,856	—	133,062
Noncurrent liability for uncertain tax positions	1,169	13,684	2,667	—	17,520
Notes payable and other amounts due to consolidated subsidiaries	2,011,737	1,264,004	197,412	(3,473,153)	—
Noncurrent contingent consideration	—	6,516	—	—	6,516
Other liabilities	23,848	9,179	12,472	—	45,499
Total liabilities	5,404,450	1,935,625	451,458	(6,039,661)	1,751,872
Convertible notes - redeemable equity component	1,824	—	—	—	1,824
Mezzanine Equity	1,824	—	—	—	1,824
Total shareholders' equity	2,137,517	5,580,632	2,000,689	(7,581,321)	2,137,517
Total liabilities and shareholders' equity	$7,543,791	$7,516,257	$2,452,147	$(13,620,982)	$3,891,213

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(50,585)	$223,373	$315,431	$(61,918)	$426,301
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(240)	(34,912)	(35,751)	—	(70,903)
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	(725,554)	(67,206)	—	(1,768,284)
Proceeds from sale of assets and investments	464,982	—	6,332	(464,982)	6,332
Investments in affiliates	—	(5,900)	—	5,900	—
Net cash used in investing activities from continuing operations	(510,782)	(766,366)	(96,625)	(459,082)	(1,832,855)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	2,463,500	—	—	—	2,463,500
Reduction in borrowings	(1,239,576)	—	—	—	(1,239,576)
Debt extinguishment, issuance and amendment fees	(26,664)	—	—	—	(26,664)
Proceeds from share based compensation plans and the related tax impacts	5,571	—	—	—	5,571
Payments for contingent consideration	—	(335)	—	—	(335)
Proceeds from issuance of shares	—	—	5,900	(5,900)	—
Dividends	(61,237)	—	—	—	(61,237)
Intercompany transactions	(550,579)	551,230	(465,633)	464,982	—
Intercompany dividends paid	—	—	(61,918)	61,918	—
Net cash provided by (used in) financing activities from continuing operations	591,015	550,895	(521,651)	521,000	1,141,259
Cash flows from discontinued operations:
Net cash used in operating activities	(6,416)	—	—	—	(6,416)
Net cash used in discontinued operations	(6,416)	—	—	—	(6,416)
Effect of exchange rate changes on cash and cash equivalents	—	—	61,480	—	61,480
Net increase (decrease) in cash and cash equivalents	23,232	7,902	(241,365)	—	(210,231)
Cash and cash equivalents at the beginning of the year	14,571	1,031	528,187	—	543,789
Cash and cash equivalents at the end of the year	$37,803	$8,933	$286,822	$—	$333,558

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(85,088)	$169,400	$328,553	$(2,275)	$410,590
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(279)	(24,753)	(28,103)	—	(53,135)
Payments for businesses and intangibles acquired, net of cash acquired	—	(10,305)	(50,572)	46,837	(14,040)
Proceeds from sale of assets	5,607	49,571	1,860	(46,837)	10,201
Investments in affiliates	—	(5,600)	—	5,600	—
Net cash provided by (used in) investing activities from continuing operations	5,328	8,913	(76,815)	5,600	(56,974)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	665,000	—	6,700	—	671,700
Reduction in borrowings	(714,565)	—	—	—	(714,565)
Debt extinguishment, issuance and amendment fees	(8,958)	—	—	—	(8,958)
Proceeds from share based compensation plans and related tax impacts	9,068	—	—	—	9,068
Payments to noncontrolling interest shareholders	—	—	(464)	—	(464)
Payments for acquisition of noncontrolling interest	—	—	(9,231)	—	(9,231)
Payments for contingent consideration	—	(7,282)	—	—	(7,282)
Proceeds from issuance of shares	—	—	5,600	(5,600)	—
Dividends	(58,960)	—	—	—	(58,960)
Intercompany transactions	183,244	(170,000)	(13,244)	—	—
Intercompany dividends paid	—	—	(2,275)	2,275	—
Net cash provided by (used in) financing activities from continuing operations	74,829	(177,282)	(12,914)	(3,325)	(118,692)
Cash flows from discontinued operations:
Net cash used in operating activities	(2,110)	—	—	—	(2,110)
Net cash used in discontinued operations	(2,110)	—	—	—	(2,110)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27,391)	—	(27,391)
Net (decrease) increase in cash and cash equivalents	(7,041)	1,031	211,433	—	205,423
Cash and cash equivalents at the beginning of the year	21,612	—	316,754	—	338,366
Cash and cash equivalents at the end of the year	$14,571	$1,031	$528,187	$—	$543,789

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(147,704)	$134,817	$320,145	$(3,812)	$303,446
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(124)	(32,797)	(28,527)	—	(61,448)
Payments for businesses and intangibles acquired, net of cash acquired	—	(60,336)	(33,472)	—	(93,808)
Proceeds from sale of businesses and assets	408	—	—	—	408
Investments in affiliates	—	—	(121,850)	121,850	—
Net cash used in investing activities from continuing operations	284	(93,133)	(183,849)	121,850	(154,848)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	288,100	—	—	—	288,100
Reduction in borrowings	(303,757)	—	—	—	(303,757)
Debt extinguishment, issuance and amendment fees	(9,017)	—	—	—	(9,017)
Proceeds from share based compensation plans and the related tax impacts	4,994	—	—	—	4,994
Payments to noncontrolling interest shareholders	—	—	(1,343)	—	(1,343)
Payments for contingent consideration	—	(8,028)	—	—	(8,028)
Proceeds from issuance of shares	—	121,850	—	(121,850)	—
Dividends	(56,532)	—	—	—	(56,532)
Intercompany transactions	219,035	(155,506)	(63,529)	—	—
Intercompany dividends paid	—	—	(3,812)	3,812	—
Net cash provided by (used in) financing activities from continuing operations	142,823	(41,684)	(68,684)	(118,038)	(85,583)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,787)	—	(849)	—	(2,636)
Net cash used in discontinued operations	(1,787)	—	(849)	—	(2,636)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25,249)	—	(25,249)
Net decrease in cash and cash equivalents	(6,384)	—	41,514	—	35,130
Cash and cash equivalents at the beginning of the year	27,996	—	275,240	—	303,236
Cash and cash equivalents at the end of the year	$21,612	$—	$316,754	$—	$338,366

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Divestiture-related activities
Discontinued Operations
The results of the Company’s discontinued operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(Dollars in thousands)
Costs and other expenses (1)	$4,534	$922	$1,730
Loss from discontinued operations before income taxes	(4,534)	(922)	(1,730)
Tax benefit on loss from discontinued operations (2)	1,801	1,112	10,635
Income (loss) from discontinued operations	$(2,733)	$190	$8,905

(1)	Includes expenses associated with retained liabilities related to divested businesses.

(2)	The tax benefit on loss from discontinued operations recognized in 2015 reflects a reduction in U.S. liabilities associated with unrecognized tax benefits as a result of the conclusion of an audit.

QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share)
2017:
Net revenues	$487,881	$528,613	$534,703	$595,106
Gross profit	255,560	290,284	295,227	330,731
Income from continuing operations before interest, loss on extinguishment of debt and taxes	60,819	110,202	110,354	90,904
Income (loss) from continuing operations	40,349	78,363	79,398	(42,847)
(Loss) income from discontinued operations	(179)	(360)	(2,383)	189
Net income (loss)	40,170	78,003	77,015	(42,658)
Net income (loss) attributable to common shareholders	40,170	78,003	77,015	(42,658)
Earnings per share available to common shareholders — basic(1):
Income (loss) from continuing operations	$0.90	$1.74	$1.76	$(0.95)
(Loss) income from discontinued operations	(0.01)	(0.01)	(0.05)	—
Net income (loss)	$0.89	$1.73	$1.71	$(0.95)
Earnings per share available to common shareholders — diluted(1):
Income (loss) from continuing operations	$0.87	$1.67	$1.70	$(0.92)
Loss from discontinued operations	(0.01)	—	(0.05)	0.01
Net income (loss)	$0.86	$1.67	$1.65	$(0.91)
2016:
Net revenues	$424,893	$473,553	$455,648	$513,933
Gross profit	225,147	256,399	241,602	273,052
Income from continuing operations before interest, loss on extinguishment of debt and taxes	67,497	98,441	86,487	67,028
Income from continuing operations	51,180	59,395	66,200	60,876
Loss from discontinued operations	(312)	193	122	187
Net income	50,868	59,588	66,322	61,063
Less: Income from continuing operations attributable to noncontrolling interest	179	285	—	—
Net income attributable to common shareholders	50,689	59,303	66,322	61,063
Earnings per share available to common shareholders — basic(1):
Income from continuing operations	$1.22	$1.36	$1.50	$1.38
Loss from discontinued operations	—	—	0.01	0.01
Net income	$1.22	$1.36	$1.51	$1.39
Earnings per share available to common shareholders — diluted(1):
Income from continuing operations	$1.05	$1.25	$1.40	$1.29
Loss from discontinued operations	(0.01)	0.01	—	0.01
Net income	$1.04	$1.26	$1.40	$1.30

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2017	$8,636	$1,949	$(596)	$266	$10,255
December 31, 2016	$8,026	$2,156	$(862)	$(684)	$8,636
December 31, 2015	$8,783	$1,618	$(1,387)	$(988)	$8,026
INVENTORY RESERVE

	Balance at Beginning of Year	Additions Charged to Income	Inventory Write-offs	Translation and Other	Balance at End of Year
December 31, 2017
Raw material	$6,555	$1,552	$(2,317)	$303	$6,093
Work-in-process	2,853	306	(127)	57	3,089
Finished goods	26,950	8,662	(10,259)	1,073	26,426
	$36,358	$10,520	$(12,703)	$1,433	$35,608
December 31, 2016
Raw material	$7,577	$1,446	$(1,645)	$(823)	$6,555
Work-in-process	3,139	(76)	(213)	3	2,853
Finished goods	25,800	12,909	(11,150)	(609)	26,950
	$36,516	$14,279	$(13,008)	$(1,429)	$36,358
December 31, 2015
Raw material	$6,891	$4,102	$(1,611)	$(1,805)	$7,577
Work-in-process	509	579	(554)	2,605	3,139
Finished goods	26,474	15,060	(13,653)	(2,081)	25,800
	$33,874	$19,741	$(15,818)	$(1,281)	$36,516
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2017	$104,520	$4,657	$(5,745)	$1,367	$104,799
December 31, 2016	$103,475	$2,046	$(725)	$(276)	$104,520
December 31, 2015	$99,141	$5,681	$(190)	$(1,157)	$103,475