Form 10-Q
period 2018-04-01
TELEFLEX INC
filed 2018-05-03
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 45,543,546 shares of common stock, par value $1.00 per share, outstanding as of April 30, 2018.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars and shares in thousands, except per share)
Net revenues	$587,230	$487,881
Cost of goods sold	255,960	232,321
Gross profit	331,270	255,560
Selling, general and administrative expenses	215,337	163,969
Research and development expenses	26,027	17,827
Restructuring charges	3,063	12,945
Income from continuing operations before interest, loss on extinguishment of debt and taxes	86,843	60,819
Interest expense	25,943	17,726
Interest income	(273)	(169)
Loss on extinguishment of debt	—	5,582
Income from continuing operations before taxes	61,173	37,680
Taxes (benefit) on income from continuing operations	6,242	(2,669)
Income from continuing operations	54,931	40,349
Operating income (loss) from discontinued operations	1,235	(282)
Tax benefit on income (loss) from discontinued operations	(18)	(103)
Income (loss) from discontinued operations	1,253	(179)
Net income	$56,184	$40,170
Earnings per share:
Basic:
Income from continuing operations	$1.21	$0.90
Income (loss) from discontinued operations	0.03	(0.01)
Net income	$1.24	$0.89
Diluted:
Income from continuing operations	$1.18	$0.87
Income (loss) from discontinued operations	0.02	(0.01)
Net income	$1.20	$0.86
Dividends per share	$0.34	$0.34
Weighted average common shares outstanding
Basic	45,329	44,893
Diluted	46,695	46,615
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in thousands)
Net income	$56,184	$40,170
Other comprehensive income, net of tax:
Foreign currency translation, net of tax of $(5,872) and $(7,089)	81,188	46,982
Pension and other postretirement benefit plans adjustment, net of tax of $(234) and $(532)	881	890
Derivatives qualifying as hedges, net of tax of $(211) and $(555)	621	1,728
Other comprehensive income, net of tax:	82,690	49,600
Comprehensive income	$138,874	$89,770
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2018	December 31, 2017
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$378,872	$333,558
Accounts receivable, net	359,140	345,875
Inventories, net	403,676	395,744
Prepaid expenses and other current assets	52,998	47,882
Prepaid taxes	7,234	5,748
Assets held for sale	3,239	—
Total current assets	1,205,159	1,128,807
Property, plant and equipment, net	389,519	382,999
Goodwill	2,264,447	2,235,592
Intangible assets, net	2,390,555	2,383,748
Deferred tax assets	3,969	3,810
Other assets	46,951	46,536
Total assets	$6,300,600	$6,181,492
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$77,500	$86,625
Accounts payable	84,686	92,027
Accrued expenses	101,128	96,853
Current portion of contingent consideration	162,061	74,224
Payroll and benefit-related liabilities	80,418	107,415
Accrued interest	20,503	6,165
Income taxes payable	13,500	11,514
Other current liabilities	11,978	9,053
Total current liabilities	551,774	483,876
Long-term borrowings	2,154,217	2,162,927
Deferred tax liabilities	616,711	603,676
Pension and postretirement benefit liabilities	117,874	121,410
Noncurrent liability for uncertain tax positions	12,628	12,296
Noncurrent contingent consideration	119,796	197,912
Other liabilities	167,100	168,864
Total liabilities	3,740,100	3,750,961
Commitments and contingencies
Total shareholders' equity	2,560,500	2,430,531
Total liabilities and shareholders' equity	$6,300,600	$6,181,492
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$56,184	$40,170
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,253)	179
Depreciation expense	14,832	14,180
Amortization expense of intangible assets	37,816	18,785
Amortization expense of deferred financing costs and debt discount	1,178	1,406
Loss on extinguishment of debt	—	5,582
Fair value step up of acquired inventory sold	—	7,832
Changes in contingent consideration	9,592	179
Stock-based compensation	4,787	4,240
Deferred income taxes, net	(1,472)	(3,081)
Other	(1,272)	(2,703)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(3,402)	18,691
Inventories	32	(5,322)
Prepaid expenses and other current assets	(3,406)	(1,224)
Accounts payable and accrued expenses	(27,185)	2,696
Income taxes receivable and payable, net	417	(10,670)
Net cash provided by operating activities from continuing operations	86,848	90,940
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(15,747)	(12,894)
Proceeds from sale of assets	—	6,332
Payments for businesses and intangibles acquired, net of cash acquired	(3,684)	(975,524)
Net cash used in investing activities from continuing operations	(19,431)	(982,086)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	—	1,194,500
Reduction in borrowings	(18,500)	(138,251)
Debt extinguishment, issuance and amendment fees	(74)	(19,114)
Net proceeds from share based compensation plans and the related tax impacts	1,400	(505)
Payments for contingent consideration	(91)	(79)
Dividends paid	(15,447)	(15,287)
Net cash provided by (used in) financing activities from continuing operations	(32,712)	1,021,264
Cash flows from discontinued operations:
Net cash used in operating activities	(206)	(266)
Net cash used in discontinued operations	(206)	(266)
Effect of exchange rate changes on cash and cash equivalents	10,815	15,488
Net increase in cash and cash equivalents	45,314	145,340
Cash and cash equivalents at the beginning of the period	333,558	543,789
Cash and cash equivalents at the end of the period	$378,872	$689,129

Non cash financing activities of continuing operations:
Settlement and exchange of convertible notes with common or treasury stock	$—	$958
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$17,872	$19,311
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2017	46,871	$46,871	$591,721	$2,285,886	$(265,091)	1,704	$(228,856)	$2,430,531
Cumulative effect adjustment resulting from the adoption of new accounting standards				2,110				2,110
Net income				56,184				56,184
Cash dividends ($0.34 per share)				(15,447)				(15,447)
Other comprehensive income					82,690			82,690
Settlements of note hedges associated with convertible notes and warrants			(17,884)			(132)	17,872	(12)
Shares issued under compensation plans	97	97	992			(43)	3,033	4,122
Deferred compensation						(8)	322	322
Balance as of April 1, 2018	46,968	$46,968	$574,829	$2,328,733	$(182,401)	1,521	$(207,629)	$2,560,500
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
In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X, which sets forth the instructions for financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in the Company's annual consolidated financial statements. Accordingly, the Company's quarterly condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017.
Note 2 — New accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue. This new guidance, as amended by additional guidance issued in 2015 and 2016, is encompassed in FASB Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and affects any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted the new standard on January 1, 2018 using the modified retrospective method applied to all contracts; as a result, the Company recognized the cumulative effect of adopting the guidance as a $0.3 million increase to the Company's opening balance of retained earnings on the adoption date. Also in connection with the adoption of the new standard, the Company reclassified the reserve for product returns from a contra-receivable to a liability. The reserve for returns and allowances was $4.4 million at April 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations, cash flows and financial position. Additional information and disclosures required by this new standard are contained in Note 3.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In October 2016, the FASB issued new guidance requiring companies to recognize the income tax effects of intra-entity sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. Previously, recognition was prohibited until the assets were sold to an outside party or otherwise utilized. The guidance is effective for annual periods beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018 using the modified retrospective method of adoption; as a result, the Company recognized the cumulative effect of adopting the guidance as a $1.8 million increase to the Company's opening balance of retained earnings on the adoption date. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations, cash flows and financial position.
In March 2017, the FASB issued guidance for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance requires that these employers disaggregate specified components of net periodic pension cost and net periodic postretirement benefit cost (collectively, "net benefit cost"). Specifically, the guidance generally requires employers to present in the income statement the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and generally is required to be applied retrospectively. The Company adopted this guidance on January 1, 2018; the impact was not material to the consolidated financial statements.
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
In February 2018, the FASB issued new guidance to address a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act ("the TCJA"). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) do not reflect the appropriate tax rate. The new guidance permits for a reclassification of these amounts to retained earnings, thereby eliminating the stranded tax effects. The new guidance also requires certain disclosures about the stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The new guidance can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
Note 3 - Net revenues
The Company primarily generates revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when the Company’s

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

products are shipped from the manufacturing facility. The Company markets and sells products through its direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 87%, 9% and 4% of consolidated net revenues, respectively, for the three months ended April 1, 2018. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Payment is generally due 30 days from the date of invoice.

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying ASC 606: (1) the Company accounts for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; (4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service; and (5) the Company classifies shipping and handling costs within cost of goods sold.
The amount of consideration the Company receives and revenue the Company recognizes varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. The Company’s policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. When the Company gives customers the right to return products, the Company estimates the expected returns based on an analysis of historical experience. The reserve for returns and allowances was $4.4 million and $4.7 million as of April 1, 2018 and April 2, 2017, respectively. In estimating customer rebates, the Company considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers and other relevant information as the Company has a history of providing similar rebates on similar products to similar customers. The reserve for customer incentive programs, including customer rebates, was $13.2 million and $10.1 million at April 1, 2018 and April 2, 2017, respectively. The Company expects the amounts subject to the reserve as of April 1, 2018 to be paid within 90 days subsequent to period-end.
The following table disaggregates revenue by global product category for the three months ended April 1, 2018 and April 2, 2017.

	Three Months Ended
	April 1, 2018	April 2, 2017
Revenue by global product category (1) (2)	(Dollars in thousands)
Vascular access	$144,241	$130,022
Anesthesia	85,418	81,205
Interventional	71,680	43,966
Surgical	85,632	87,304
Interventional urology	42,300	—
OEM	45,872	43,346
Other (3)	112,087	102,038
Net revenues	$587,230	$487,881

(1)
The product categories listed above are presented on a global basis; in contrast, the Company’s North American reportable segments generally are defined based on the particular products sold by the segments, and its non-North American reportable segments are defined based on the geographic location of segment operations (with the exception of the Original Equipment and Development Services ("OEM") reportable segment, which operates globally). The Company’s EMEA and Asia reportable segments, as well as its Latin America operating segment, include net revenues from each of the product categories listed above.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2)
Products included within certain of the product categories listed in the table above differ from those included within the similarly named reportable segment. The differences are due to the fact that segment classification generally is determined based on the call point within the customer's organization from which those sales originated, while the classification of products within the product categories listed above includes sales originating from multiple call points within the customer's organization.

(3) Other revenues in the table above comprise the Company’s respiratory, urology and cardiac product categories.

Note 4 — Acquisitions
During 2017, the Company completed several acquisitions; the largest of which were Vascular Solutions, Inc. ("Vascular Solutions") and NeoTract, Inc. ("NeoTract"), which are summarized below. The fair value of the consideration transferred for the 2017 acquisitions was $2.0 billion.
Vascular Solutions
On February 17, 2017, the Company acquired Vascular Solutions, a medical device company that developed and marketed products for use in minimally invasive coronary and peripheral vascular procedures. The aggregate consideration paid by the Company in connection with the acquisition was $975.5 million.
NeoTract
On October 2, 2017, the Company acquired NeoTract, a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The fair value of consideration transferred by the Company was $975.2 million, which included initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million (payment for which remains outstanding as of April 1, 2018) and $251.0 million in estimated fair value of contingent consideration related to revenue-based milestones. The contingent consideration liability represents the estimated fair value of the Company’s obligations, under the acquisition agreement, to make additional payments of up to $375 million in the aggregate if specified sales goals through the end of 2020 are achieved. Financial information of NeoTract is primarily presented within the Interventional Urology North America operating segment, which is included in the "all other" category in the Company's presentation of segment information.
The Company is continuing to evaluate the initial purchase price allocations in connection with its acquisition of NeoTract, and further adjustments may be necessary as a result of the Company's assessment of additional information related to the fair values of the assets acquired and liabilities assumed, primarily deferred tax liabilities, certain intangible assets and goodwill.
Pro forma combined financial information
The following unaudited pro forma combined financial information for the three months ended April 2, 2017 gives effect to the Vascular Solutions and NeoTract acquisitions as if they had occurred on January 1, 2016. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

Three Months Ended
April 2, 2017
(Dollars and shares in thousands, except per share)
Net revenue	$533,318
Net income	$37,108
Basic earnings per common share:
Net income	$0.83
Diluted earnings per common share:
Net income	$0.80
Weighted average common shares outstanding:
Basic	44,893
Diluted	46,615

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The unaudited pro forma combined financial information presented above includes the accounting effects of the Vascular Solutions and NeoTract acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; adjustments for depreciation of property, plant and equipment; interest expense; the revaluation of inventory; and the related tax effects. The unaudited pro forma financial information also includes non-recurring charges specifically related to the Vascular Solutions and NeoTract acquisitions.
Note 5 — Restructuring charges
The following tables provide information regarding restructuring charges recognized by the Company for the three months ended April 1, 2018 and April 2, 2017:

Three Months Ended April 1, 2018
	Termination benefits	Other restructuring costs (2)	Total
	(Dollars in thousands)
2016 Footprint realignment plan	$1,955	$194	$2,149
2014 Footprint realignment plan	116	8	124
Other restructuring programs (1)	585	205	790
Restructuring charges	$2,656	$407	$3,063

Three Months Ended April 2, 2017
	Termination benefits	Other restructuring costs (2)	Total
	(Dollars in thousands)
Vascular Solutions Integration Program	$4,482	$—	$4,482
EMEA Restructuring Program	7,121	—	7,121
2016 Footprint realignment plan	539	(30)	509
2014 Footprint realignment plan	303	8	311
Other restructuring programs (3)	305	217	522
Restructuring charges	$12,750	$195	$12,945

(1)
Other restructuring programs in 2018 include the Vascular Solutions integration program and the EMEA restructuring program (both initiated in 2017) as well as the other 2016 restructuring programs. For a description of these programs, see Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2017.

(2)	Other restructuring costs include facility closure, contract termination, and other exit costs.

(3)	Other restructuring programs in 2017 primarily includes the other 2016 restructuring programs.
2016 Footprint Realignment Plan
In 2016, the Company initiated a restructuring plan (the “2016 Footprint realignment plan") involving the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of the Company's facilities. These actions commenced in the first quarter of 2016 and are expected to be substantially completed by the end of 2018. The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2016 Footprint realignment plan of between approximately $34 million to $44 million, of which an estimated $27 million to $31 million are expected to result in future cash outlays. Most of these charges, and the related cash outlays, are expected to be made prior to the end of 2018.
In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2016 Footprint realignment plan of $1.4 million and $2.1 million for the three months ended April 1, 2018 and April 2, 2017, respectively, within cost of goods sold.
As of April 1, 2018, the Company has incurred restructuring charges in connection with the 2016 Footprint realignment plan aggregating to $16.8 million. Additionally, as of April 1, 2018, the Company has incurred restructuring

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

related charges aggregating to $16.1 million related to the 2016 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations to new locations. The restructuring related charges primarily were included in cost of goods sold. As of April 1, 2018, the Company has a restructuring reserve of $6.5 million related to this plan, all of which related to termination benefits.
2014 Footprint Realignment Plan
In 2014, the Company initiated a restructuring plan (“the 2014 Footprint realignment plan”) involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and are expected to be substantially completed by the end of the first half of 2020. The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2014 Footprint realignment plan of approximately $46 million to $51 million, of which an estimated $38 million to $43 million are expected to result in future cash outlays. The Company expects to incur $24 million to $30 million in aggregate capital expenditures under the plan.

In addition to the restructuring charges set forth in the tables above, the Company recorded restructuring related charges with respect to the 2014 Footprint realignment plan of $0.4 million and $1.6 million for the three months ended April 1, 2018 and April 2, 2017 respectively, within cost of goods sold.

As of April 1, 2018, the Company has incurred restructuring charges in connection with the 2014 Footprint realignment plan aggregating to $11.9 million. Additionally, as of April 1, 2018, the Company has incurred restructuring related charges aggregating to $27.3 million related to the 2014 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations from the existing locations to new locations. These restructuring related charges primarily were included in cost of goods sold. As of April 1, 2018, the Company has a restructuring reserve of $3.7 million in connection with the plan, all of which related to termination benefits.

For additional information regarding the Company's restructuring programs, see Note 4 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2017.
Restructuring charges by reportable operating segment, and by all other operating segments in the aggregate, for the three months ended April 1, 2018 and April 2, 2017 are set forth in the following table:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in thousands)
Vascular North America	$321	$728
Interventional North America	545	4,215
Anesthesia North America	34	247
EMEA	251	7,527
All other	1,912	228
Restructuring charges	$3,063	$12,945
Note 6 — Inventories, net
Inventories as of April 1, 2018 and December 31, 2017 consisted of the following:

	April 1, 2018	December 31, 2017
	(Dollars in thousands)
Raw materials	$94,786	$98,451
Work-in-process	66,185	62,381
Finished goods	242,705	234,912
Inventories, net	$403,676	$395,744

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment, and by all other operating segments in the aggregate, for the three months ended April 1, 2018:

	Vascular North America	Interventional North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
December 31, 2017	$264,869	$433,049	$157,289	$250,912	$494,548	$209,200	$4,883	$420,842	$2,235,592
Goodwill related to acquisitions	—	—	—	—	9	3	—	145	157
Currency translation adjustment	—	5,630	303	—	16,225	4,048	—	2,492	28,698
April 1, 2018	$264,869	$438,679	$157,592	$250,912	$510,782	$213,251	$4,883	$423,479	$2,264,447
The Company's gross carrying amount of, and accumulated amortization relating to, intangible assets as of April 1, 2018 and December 31, 2017 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	April 1, 2018	December 31, 2017	April 1, 2018	December 31, 2017
	(Dollars in thousands)
Customer relationships	$1,044,509	$1,023,837	$(295,480)	$(281,263)
In-process research and development	31,698	34,672	—	—
Intellectual property	1,312,598	1,287,487	(282,907)	(258,580)
Distribution rights	23,922	23,697	(17,490)	(16,996)
Trade names	578,646	571,510	(25,990)	(22,069)
Non-compete agreements	24,964	23,429	(3,915)	(1,976)
	$3,016,337	$2,964,632	$(625,782)	$(580,884)
Note 8 — Financial instruments
Foreign Currency Forward Contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage exposure related to foreign currency transactions. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. For the three months ended April 1, 2018 the Company recognized a gain related to non-designated foreign currency forward contracts of $0.6 million. For the three months ended April 2, 2017, the Company recognized a loss related to non-designated foreign currency forward contracts of $0.8 million.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of April 1, 2018 and December 31, 2017:

	April 1, 2018	December 31, 2017
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$1,989	$914
Non-designated foreign currency forward contracts	198	307
Prepaid expenses and other current assets	$2,187	$1,221
Total asset derivatives	$2,187	$1,221
Liability derivatives:
Designated foreign currency forward contracts	$993	$1,373
Non-designated foreign currency forward contracts	455	53
Other current liabilities	$1,448	$1,426
Total liability derivatives	$1,448	$1,426
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of April 1, 2018 and December 31, 2017 was $117.3 million and $88.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of April 1, 2018 and December 31, 2017 was $111.5 million and $110.6 million, respectively. All open foreign currency forward contracts as of April 1, 2018 have durations of twelve months or less.
There was no ineffectiveness related to the Company’s cash flow hedges during the three months ended April 1, 2018 and April 2, 2017.
Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. However, a portion of the Company’s trade accounts receivable outside the United States, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the creditworthiness of the healthcare systems in those countries and the financial stability of those countries' economies.
Certain of the Company’s customers, particularly in Greece, Italy, Spain and Portugal, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers. As a result, the Company continues to closely monitor the allowance for doubtful accounts with respect to these customers. The following table provides information regarding the Company's allowance for doubtful accounts, the aggregate net current and long-term trade accounts receivable related to customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term trade accounts receivable represented by these customers' trade accounts receivable at April 1, 2018 and December 31, 2017:

	April 1, 2018	December 31, 2017
	(Dollars in thousands)
Allowance for doubtful accounts (1)	$9,865	$10,255
Current and long-term trade accounts receivable, net in Greece, Italy, Spain and Portugal (2)	$56,940	$49,054
Percentage of total net current and long-term trade accounts receivable - Greece, Italy, Spain and Portugal	16.3%	14.6%
(1) The current portion of the allowance for doubtful accounts was $3.1 million and $3.5 million as of April 1, 2018 and December 31, 2017, respectively, and was recognized in accounts receivable, net.

(2)	The long-term portion of trade accounts receivable, net from customers in Greece, Italy, Spain and Portugal at April 1, 2018 and December 31, 2017 was $3.7 million and $3.3 million, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For the three months ended April 1, 2018 and April 2, 2017, net revenues from customers in Greece, Italy, Spain and Portugal were $38.3 million and $31.5 million, respectively.
Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of April 1, 2018 and December 31, 2017:

	Total carrying value at April 1, 2018	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$8,989	$8,989	$—	$—
Derivative assets	2,187	—	2,187	—
Derivative liabilities	1,448	—	1,448	—
Contingent consideration liabilities	281,857	—	—	281,857

	Total carrying value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$9,045	$9,045	$—	$—
Derivative assets	1,221	—	1,221	—
Derivative liabilities	1,426	—	1,426	—
Contingent consideration liabilities	272,136	—	—	272,136
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the three months ended April 1, 2018.

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
Contingent consideration
As of April 1, 2018, the Company estimates that contingent consideration payments will occur in 2018 through 2029, and the maximum amount of undiscounted payments the Company could make under contingent consideration arrangements is $400.4 million. The contingent consideration liabilities, which primarily consist of Company obligations payable if specified net sales goals are achieved, are remeasured to fair value each reporting period using assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, probability of payment and project payment dates.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The contingent consideration fair value measurement is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The contingent consideration liability related to the NeoTract acquisition represents the estimated fair value of the Company's obligations to make payments of up to $375 million in the aggregate if specified sales goals are achieved. Specifically, the payments are based on net sales (as defined in the NeoTract acquisition agreement) for the periods from January 1, 2018 through April 30, 2018 and the years ended December 31, 2018, 2019 and 2020. The fair value of the contingent consideration related to the NeoTract acquisition was estimated using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. The Company determines the value of its other contingent consideration liabilities based on a probability-weighted discounted cash flow analysis. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates may result in significantly lower fair value measurements; decreases in these items may have the opposite effect.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration recognized in connection with the NeoTract acquisition.

	Valuation Technique	Unobservable Input	Range
Contingent consideration	Monte Carlo simulation	Revenue volatility	21.1%
		Risk free rate	Cost of debt structure
		Projected year of payment	2018 - 2021
The following table provides information regarding changes, during the three months ended April 1, 2018, in Level 3 financial liabilities related to contingent consideration:

Contingent consideration
2018
(Dollars in thousands)
Balance - December 31, 2017	$272,136
Payment	(91)
Revaluations	9,592
Translation adjustment	220
Balance - April 1, 2018	$281,857
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

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Shares in thousands)
Basic	45,329	44,893
Dilutive effect of share-based awards	1,044	821
Dilutive effect of convertible notes and warrants	322	901
Diluted	46,695	46,615
In connection with the issuance by the Company in 2010 of convertible notes that matured in August 2017, and as part of hedging arrangements between the Company and two institutional counterparties, the Company issued warrants to the counterparties, entitling them to purchase Company common stock. These transactions are described in greater detail in Note 11 to the consolidated financial statements included in the Company's Annual Report on Form

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10-K for the year ended December 31, 2017. At April 1, 2018, warrants to purchase 374,418 shares at an exercise price of $74.65 per share remained outstanding. The remaining warrants expire ratably over a period ending on August 31, 2018. At April 1, 2018, the intrinsic value of the warrants (i.e. the excess of the aggregate market price of the underlying shares over the aggregate exercise price of the warrants) was $67.5 million.
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.6 million and 0.5 million for the three months ended April 1, 2018 and April 2, 2017, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended April 1, 2018 and April 2, 2017:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2017	$340	$(138,808)	$(126,623)	$(265,091)
Other comprehensive income (loss) before reclassifications	1,341	(478)	81,188	82,051
Amounts reclassified from accumulated other comprehensive income	(720)	1,359	—	639
Net current-period other comprehensive income	621	881	81,188	82,690
Balance as of April 1, 2018	$961	$(137,927)	$(45,435)	$(182,401)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2016	$(2,424)	$(136,596)	$(299,697)	$(438,717)
Other comprehensive (loss) before reclassifications	350	(241)	46,982	47,091
Amounts reclassified from accumulated other comprehensive loss	1,378	1,131	—	2,509
Net current-period other comprehensive income	1,728	890	46,982	49,600
Balance at April 2, 2017	$(696)	$(135,706)	$(252,715)	$(389,117)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(833)	$1,645
Total before tax	(833)	1,645
Taxes (benefit)	113	(267)
Net of tax	$(720)	$1,378
Amortization of pension and other postretirement benefit items:
Actuarial losses (1)	$1,746	$1,726
Prior-service costs(1)	24	29
Total before tax	1,770	1,755
Tax benefit	(411)	(624)
Net of tax	$1,359	$1,131

Total reclassifications, net of tax	$639	$2,509
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans (see Note 12 for additional information).
Note 11 — Taxes on income from continuing operations

	Three Months Ended
	April 1, 2018	April 2, 2017
Effective income tax rate	10.2%	(7.1)%

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changes U.S. tax law by, among other things, permanently reducing corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018; implementing a territorial tax system, by generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; imposing two new U.S. base erosion provisions: (1) the global intangible low-taxed income ("GILTI") provisions and (2) the base erosion and anti-abuse tax ("BEAT") provisions; and imposing a one-time repatriation tax on undistributed post-1986 foreign subsidiary earnings and profits, which are deemed repatriated for purposes of the tax.
In accordance with the applicable provisions of SEC Staff Accounting Bulletin No. 118, the Company included in its consolidated financial statements as of December 31, 2017 provisional amounts reflecting the tax impact related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. Once the Company's accounting for the income tax effects of the TCJA is complete, the amounts with respect to the income tax effects of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.
The effective income tax rate for the three months ended April 1, 2018 and April 2, 2017 was 10.2% and (7.1)%, respectively. The effective income tax rate for the three months ended April 1, 2018 includes the benefit of a lower U.S. corporate income tax rate of 21.0% from the enactment of the TCJA, partially offset by a tax cost associated with GILTI and other TCJA related changes. The effective income tax rate for the three months ended April 2, 2017 reflects a tax benefit associated with costs incurred in connection with the Vascular Solutions acquisition.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. As of April 1, 2018, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
Net pension and other postretirement benefits expense (income) consist of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(Dollars in thousands)
Service cost	$378	$717	$52	$74
Interest cost	3,722	3,785	378	378
Expected return on plan assets	(7,421)	(6,743)	—	—
Net amortization and deferral	1,707	1,690	62	65
Net benefits expense (income)	$(1,614)	$(551)	$492	$517
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At April 1, 2018, the Company has recorded $1.0 million and $5.7 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of April 1, 2018. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of April 1, 2018, the Company has recorded accrued liabilities of $1.8 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of April 1, 2018, the most significant tax examinations in process are in Germany, Italy, and the United States. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts the reserves to address developments with respect to its uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions,

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
Other: The Company has various purchase commitments for materials, supplies and other items occurring in the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.
Note 14 — Segment information
Following the Company's acquisition of Vascular Solutions, the Company commenced an integration program under which it is combining the Vascular Solutions' business with some of its legacy businesses. As a result, effective during the fourth quarter 2017, the Company realigned its operating segments. The changes to the operating segments were also made to reflect the manner in which the Company’s chief operating decision maker assesses business performance and allocates resources. The Company now has the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Europe, Middle East and Africa ("EMEA"), Asia and Original Equipment and Development Services ("OEM"). In connection with the presentation of segment information, the Company will continue to present certain operating segments, which currently include the Interventional Urology North America, Respiratory North America and Latin America operating segments, in the “all other” category because they are not material. All prior comparative periods presented have been restated to reflect these changes.
The following tables present the Company’s segment results for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in thousands)
Vascular North America	$83,048	$79,011
Interventional North America	60,196	39,946
Anesthesia North America	50,565	48,207
Surgical North America	40,677	45,944
EMEA	159,870	133,574
Asia	58,244	50,168
OEM	45,854	43,346
All other	88,776	47,685
Net revenues	$587,230	$487,881

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in thousands)
Vascular North America	$24,662	$18,290
Interventional North America	14,120	(8,035)
Anesthesia North America	17,333	13,304
Surgical North America	14,748	16,380
EMEA	31,770	21,310
Asia	13,368	10,884
OEM	9,016	9,121
All other	(11,973)	9,327
Total segment operating profit (1)	113,044	90,581
Unallocated expenses (2)	(26,201)	(29,762)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$86,843	$60,819

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
The following table provides total net revenues by geographic region (based on the Company's selling location) for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in thousands)
United States	$344,357	$286,314
Europe	171,320	141,022
Asia	49,555	43,004
All other	21,998	17,541
Net revenues	$587,230	$487,881

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Condensed consolidating guarantor financial information
The Company’s $250 million principal amount of 5.25% Senior Notes due 2024 (the “2024 Notes”), $400 million principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”) and $500 million principal amount of 4.625% Senior Notes due 2027 (the “2027 Notes," and collectively with the 2024 Notes and the 2026 Notes, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The 2024 Notes, 2026 Notes and 2027 Notes are guaranteed by the same Guarantor Subsidiaries. The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three months ended April 1, 2018 and April 2, 2017, condensed consolidating balance sheets as of April 1, 2018 and December 31, 2017 and condensed consolidating statements of cash flows for the three months ended April 1, 2018 and April 2, 2017, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes), on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidating financial information, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries, which are eliminated upon consolidation.
Consolidating entries and eliminations in the following condensed consolidated financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

During the first quarter 2018, a Guarantor Subsidiary merged with and into Parent; the transaction was reflected as of the beginning of the earliest period presented in the condensed consolidating financial statements.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended April 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$379,419	$320,009	$(112,198)	$587,230
Cost of goods sold	—	217,604	142,008	(103,652)	255,960
Gross profit	—	161,815	178,001	(8,546)	331,270
Selling, general and administrative expenses	9,181	130,914	75,771	(529)	215,337
Research and development expenses	227	19,368	6,432	—	26,027
Restructuring charges	—	908	2,155	—	3,063
(Loss) income from continuing operations before interest and taxes	(9,408)	10,625	93,643	(8,017)	86,843
Interest, net	22,141	2,931	598	—	25,670
(Loss) income from continuing operations before taxes	(31,549)	7,694	93,045	(8,017)	61,173
(Benefit) taxes on (loss) income from continuing operations	(13,192)	6,423	14,177	(1,166)	6,242
Equity in net income of consolidated subsidiaries	74,567	76,876	293	(151,736)	—
Income from continuing operations	56,210	78,147	79,161	(158,587)	54,931
Operating (loss) income from discontinued operations	(44)	—	1,279	—	1,235
Tax benefit on loss from discontinued operations	(18)	—	—	—	(18)
(Loss) income from discontinued operations	(26)	—	1,279	—	1,253
Net income	56,184	78,147	80,440	(158,587)	56,184
Other comprehensive income	82,690	70,119	87,227	(157,346)	82,690
Comprehensive income	$138,874	$148,266	$167,667	$(315,933)	$138,874

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended April 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$315,643	$276,315	$(104,077)	$487,881
Cost of goods sold	—	192,001	143,896	(103,576)	232,321
Gross profit	—	123,642	132,419	(501)	255,560
Selling, general and administrative expenses	20,519	94,043	48,844	563	163,969
Research and development expenses	235	11,186	6,406	—	17,827
Restructuring charges	—	5,374	7,571	—	12,945
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(20,754)	13,039	69,598	(1,064)	60,819
Interest, net	24,273	(7,562)	846	—	17,557
Loss on extinguishment of debt	5,582	—	—	—	5,582
(Loss) income from continuing operations before taxes	(50,609)	20,601	68,752	(1,064)	37,680
(Benefit) taxes on (loss) income from continuing operations	(21,333)	5,911	12,229	524	(2,669)
Equity in net income of consolidated subsidiaries	69,625	55,802	216	(125,643)	—
Income from continuing operations	40,349	70,492	56,739	(127,231)	40,349
Operating loss from discontinued operations	(282)	—	—	—	(282)
Tax benefit on loss from discontinued operations	(103)	—	—	—	(103)
Loss from discontinued operations	(179)	—	—	—	(179)
Net income	40,170	70,492	56,739	(127,231)	40,170
Other comprehensive income	49,600	49,404	53,901	(103,305)	49,600
Comprehensive income	$89,770	$119,896	$110,640	$(230,536)	$89,770

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	April 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$28,407	$10,200	$340,265	$—	$378,872
Accounts receivable, net	2,822	35,826	315,300	5,192	359,140
Accounts receivable from consolidated subsidiaries	25,239	994,384	346,925	(1,366,548)	—
Inventories, net	—	246,289	192,343	(34,956)	403,676
Prepaid expenses and other current assets	15,470	12,482	21,064	3,982	52,998
Prepaid taxes	—	—	7,234	—	7,234
Assets held for sale	—	3,239	—	—	3,239
Total current assets	71,938	1,302,420	1,223,131	(1,392,330)	1,205,159
Property, plant and equipment, net	2,340	205,115	182,064	—	389,519
Goodwill	—	1,247,150	1,017,297	—	2,264,447
Intangibles assets, net	—	1,333,983	1,056,572	—	2,390,555
Investments in consolidated subsidiaries	5,963,828	1,827,988	19,723	(7,811,539)	—
Deferred tax assets	—	—	6,230	(2,261)	3,969
Notes receivable and other amounts due from consolidated subsidiaries	2,171,364	2,189,631	—	(4,360,995)	—
Other assets	30,864	6,426	9,661	—	46,951
Total assets	$8,240,334	$8,112,713	$3,514,678	$(13,567,125)	$6,300,600
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$27,500	$—	$50,000	$—	$77,500
Accounts payable	2,954	45,416	36,316	—	84,686
Accounts payable to consolidated subsidiaries	1,014,612	275,625	76,311	(1,366,548)	—
Accrued expenses	20,314	33,152	47,662	—	101,128
Current portion of contingent consideration	—	162,061	—	—	162,061
Payroll and benefit-related liabilities	15,618	24,212	40,588	—	80,418
Accrued interest	20,463	—	40	—	20,503
Income taxes payable	936	—	13,730	(1,166)	13,500
Other current liabilities	1,466	5,355	5,157	—	11,978
Total current liabilities	1,103,863	545,821	269,804	(1,367,714)	551,774
Long-term borrowings	2,154,217	—	—	—	2,154,217
Deferred tax liabilities	88,632	270,305	260,035	(2,261)	616,711
Pension and postretirement benefit liabilities	66,986	32,393	18,495	—	117,874
Noncurrent liability for uncertain tax positions	1,396	8,237	2,995	—	12,628
Notes payable and other amounts due to consolidated subsidiaries	2,114,287	2,048,841	197,867	(4,360,995)	—
Noncurrent contingent consideration	—	108,727	11,069	—	119,796
Other liabilities	150,453	5,802	10,845	—	167,100
Total liabilities	5,679,834	3,020,126	771,110	(5,730,970)	3,740,100
Total shareholders' equity	2,560,500	5,092,587	2,743,568	(7,836,155)	2,560,500
Total liabilities and shareholders' equity	$8,240,334	$8,112,713	$3,514,678	$(13,567,125)	$6,300,600

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$37,803	$8,933	$286,822	$—	$333,558
Accounts receivable, net	2,414	57,818	280,980	4,663	345,875
Accounts receivable from consolidated subsidiaries	14,478	1,177,246	343,115	(1,534,839)	—
Inventories, net	—	245,533	176,490	(26,279)	395,744
Prepaid expenses and other current assets	14,874	9,236	19,790	3,982	47,882
Prepaid taxes	—	—	5,748	—	5,748
Total current assets	69,569	1,498,766	1,112,945	(1,552,473)	1,128,807
Property, plant and equipment, net	2,088	213,663	167,248	—	382,999
Goodwill	—	1,246,144	989,448	—	2,235,592
Intangibles assets, net	—	1,355,275	1,028,473	—	2,383,748
Investments in consolidated subsidiaries	5,806,244	1,674,077	19,620	(7,499,941)	—
Deferred tax assets	—	—	6,071	(2,261)	3,810
Notes receivable and other amounts due from consolidated subsidiaries	2,452,101	2,231,832	—	(4,683,933)	—
Other assets	31,173	6,397	8,966	—	46,536
Total assets	$8,361,175	$8,226,154	$3,332,771	$(13,738,608)	$6,181,492
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$36,625	$—	$50,000	$—	$86,625
Accounts payable	4,269	46,992	40,766	—	92,027
Accounts payable to consolidated subsidiaries	1,211,568	261,121	62,150	(1,534,839)	—
Accrued expenses	17,957	31,827	47,069	—	96,853
Current portion of contingent consideration	—	74,224	—	—	74,224
Payroll and benefit-related liabilities	21,145	44,009	42,261	—	107,415
Accrued interest	6,133	—	32	—	6,165
Income taxes payable	4,352	—	7,162	—	11,514
Other current liabilities	1,461	3,775	3,817	—	9,053
Total current liabilities	1,303,510	461,948	253,257	(1,534,839)	483,876
Long-term borrowings	2,162,927	—	—	—	2,162,927
Deferred tax liabilities	88,512	265,426	251,999	(2,261)	603,676
Pension and postretirement benefit liabilities	70,860	32,750	17,800	—	121,410
Noncurrent liability for uncertain tax positions	1,117	8,196	2,983	—	12,296
Notes payable and other amounts due to consolidated subsidiaries	2,155,146	2,320,611	208,176	(4,683,933)	—
Noncurrent contingent consideration	—	186,923	10,989	—	197,912
Other liabilities	148,572	7,850	12,442	—	168,864
Total liabilities	5,930,644	3,283,704	757,646	(6,221,033)	3,750,961
Total shareholders' equity	2,430,531	4,942,450	2,575,125	(7,517,575)	2,430,531
Total liabilities and shareholders' equity	$8,361,175	$8,226,154	$3,332,771	$(13,738,608)	$6,181,492

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended April 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(108,377)	$134,198	$61,027	$86,848
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(159)	(5,015)	(10,573)	(15,747)
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(3,684)	(3,684)
Net cash used in investing activities from continuing operations	(159)	(5,015)	(14,257)	(19,431)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(18,500)	—	—	(18,500)
Debt extinguishment, issuance and amendment fees	(74)	—	—	(74)
Net proceeds from share based compensation plans and the related tax impacts	1,400	—	—	1,400
Payments for contingent consideration	—	(91)	—	(91)
Dividends paid	(15,447)	—	—	(15,447)
Intercompany transactions	131,967	(127,825)	(4,142)	—
Net cash provided by (used in) financing activities from continuing operations	99,346	(127,916)	(4,142)	(32,712)
Cash flows from discontinued operations:
Net cash used in operating activities	(206)	—	—	(206)
Net cash used in discontinued operations	(206)	—	—	(206)
Effect of exchange rate changes on cash and cash equivalents	—	—	10,815	10,815
Net (decrease) increase in cash and cash equivalents	(9,396)	1,267	53,443	45,314
Cash and cash equivalents at the beginning of the period	37,803	8,933	286,822	333,558
Cash and cash equivalents at the end of the period	$28,407	$10,200	$340,265	$378,872

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended April 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(86,020)	$158,343	$80,535	$(61,918)	$90,940
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(155)	(2,206)	(10,533)	—	(12,894)
Proceeds from sale of assets	—	—	6,332	—	6,332
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	—	—	—	(975,524)
Net cash used in investing activities from continuing operations	(975,679)	(2,206)	(4,201)	—	(982,086)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,194,500	—	—	—	1,194,500
Reduction in borrowings	(138,251)	—	—	—	(138,251)
Debt extinguishment, issuance and amendment fees	(19,114)	—	—	—	(19,114)
Net proceeds from share based compensation plans and the related tax impacts	(505)	—	—	—	(505)
Payments for contingent consideration	—	(79)	—	—	(79)
Dividends paid	(15,287)	—	—	—	(15,287)
Intercompany transactions	179,151	(149,496)	(29,655)	—	—
Intercompany dividends paid	—	—	(61,918)	61,918	—
Net cash provided by (used in) financing activities from continuing operations	1,200,494	(149,575)	(91,573)	61,918	1,021,264
Cash flows from discontinued operations:
Net cash used in operating activities	(266)	—	—	—	(266)
Net cash used in discontinued operations	(266)	—	—	—	(266)
Effect of exchange rate changes on cash and cash equivalents	—	—	15,488	—	15,488
Net increase in cash and cash equivalents	138,529	6,562	249	—	145,340
Cash and cash equivalents at the beginning of the period	14,571	1,031	528,187	—	543,789
Cash and cash equivalents at the end of the period	$153,100	$7,593	$528,436	$—	$689,129

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 16 — Subsequent event

On May 1, 2018, the Company initiated a restructuring plan involving the relocation of certain manufacturing operations to an existing lower-cost location, the outsourcing of certain of the Company’s distribution operations, and related workforce reductions (the “2018 Footprint realignment plan"). These actions are expected to commence in the second quarter 2018 and are expected to be substantially completed by the end of 2024. The following table provides a summary of the Company’s cost estimates by major type of expense associated with the 2018 Footprint realignment plan:

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$60 million to $70 million
Other exit costs (1)	$2 million to $4 million
Restructuring charges	$62 million to $74 million
Restructuring related charges (2)	$40 million to $59 million
Total restructuring and restructuring related charges	$102 million to $133 million

(1)	Includes contract termination costs as well as facility closure and other exit costs (employee relocation costs, equipment relocation costs and outplacement).

(2)
Consists of pre-tax charges related to accelerated depreciation and other costs directly related to the plan, primarily project management costs and costs to transfer manufacturing operations to the new location, as well as a charge associated with the Company’s exit from the facilities that is expected to be imposed by the taxing authority in the affected jurisdiction. Excluding this tax charge, substantially all of the charges are expected to be recognized within costs of goods sold.

The Company estimates $99 million to $127 million of the restructuring and restructuring related charges will result in future cash outlays. Additionally, the Company expects that it will incur $19 million to $23 million in aggregate capital expenditures under the plan. The Company expects to incur most of these charges and cash outlays prior to 2024.

As the 2018 Footprint realignment plan progresses, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of healthcare reform legislation and proposals to amend the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, sovereign debt issues and the impact of the United Kingdom’s vote to leave the European Union; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

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

We evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may identify opportunities to divest businesses and product lines that do not meet our objectives. In addition, we seek to optimize utilization of our facilities through restructuring initiatives designed to further improve our cost structure and enhance our competitive position. We also may continue to explore opportunities to expand the size of our business and improve operating margins through a combination of acquisitions and distributor to direct sales conversions, which generally involve our elimination of a distributor from the sales channel, either by acquiring the distributor or terminating the distributor relationship (in some instances, the conversions involve our acquisition or termination of a master distributor and the continued sale of our products through sub-distributors or through new distributors). Distributor to direct conversions are designed to facilitate improved product pricing and more direct access to the end users of our products within the sales channel.
On May 1, 2018, we initiated a restructuring plan involving the relocation of certain manufacturing operations to an existing lower-cost location, the outsourcing of certain distribution operations and related workforce reductions (the "2018 Footprint realignment plan). See "Result of Operations - Restructuring charges" below and Note 16 to the condensed consolidated financial statements included in this report for additional information.
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
On October 2, 2017, we acquired NeoTract, Inc. ("NeoTract"), a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The fair value of the consideration we transferred to acquire NeoTract was $975.2 million, which included initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million (payment for which remains outstanding as of April 1, 2018) and $251.0 million, constituting the estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of our obligations, under the acquisition agreement, to make additional payments of up to $375 million in the aggregate if specified net sales goals through the end of 2020 are achieved.
During 2017 we also completed acquisitions related to our anesthesia and respiratory product portfolios and distributor to direct sales conversions. The total fair value of the consideration related to these acquisitions was $80.1 million.
See Note 4 to the condensed consolidated financial statements included in this report for additional information.
Change in Reportable Segments
Following our acquisition of Vascular Solutions, we commenced an integration program under which we are combining Vascular Solutions' businesses with some of our legacy businesses. As a result, effective during the fourth quarter of 2017, we realigned our operating segments. The changes to the operating segments were also made to reflect the manner in which our chief operating decision maker assesses business performance and allocates resources. We now have the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Europe, Middle East and Africa ("EMEA"), Asia and Original Equipment and Development Services ("OEM"). In connection with the presentation of segment information, we will continue to present certain segments, which currently include our Interventional Urology North America, Respiratory North America and Latin America operating segments, in the “all other” category because they are not material. All prior comparative periods presented have been restated to reflect these changes.

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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in millions)
Net Revenues	$587.2	$487.9
Net revenues for the three months ended April 1, 2018 increased $99.3 million, or 20.4%, compared to the prior year period. The increase is primarily attributable to net revenues of $65.6 million generated by acquired businesses and the $24.5 million impact of favorable fluctuations in foreign currency exchange rates.
Gross profit

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in millions)
Gross profit	$331.3	$255.6
Percentage of sales	56.4%	52.4%

Gross margin for the three months ended April 1, 2018 increased 400 basis points, or 7.6%, compared to the prior year period. The increase in gross margin reflects the adverse impact to the prior year period of the step-up in carrying value of inventory recognized in connection with the Vascular Solutions acquisition, the favorable impact of gross margin generated by acquired businesses, mainly NeoTract and Vascular Solutions, favorable fluctuations in foreign currency exchange rates and the favorable impact of cost improvement initiatives, including the 2016 and 2014 Footprint realignment restructuring plans.

Selling, general and administrative

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in millions)
Selling, general and administrative	$215.3	$164.0
Percentage of sales	36.7%	33.6%
Selling, general and administrative expenses for the three months ended April 1, 2018 increased $51.3 million compared to the prior year period. The increase is primarily attributable to $49.1 million in operating expenses incurred by acquired businesses, primarily NeoTract, and an increase in contingent consideration expense of $9.4 million. These increases were partially offset by a $9.2 million decrease in transaction and other nonrecurring expenses; in 2017, we incurred transaction and other nonrecurring expenses in connection with several acquisitions, principally including Vascular Solutions.

Research and development

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in millions)
Research and development	$26.0	$17.8
Percentage of sales	4.4%	3.6%
The increase in research and development expenses for the three months ended April 1, 2018 compared to the prior year period is primarily attributable to expenses incurred in connection with our interventional and interventional urology product portfolios.
Restructuring charges

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in millions)
Restructuring charges	$3.1	$12.9
For the three months ended April 1, 2018, we recorded $3.1 million in restructuring charges, which primarily related to termination benefits associated with the 2016 Footprint realignment plan.
For the three months ended April 2, 2017, we recorded $12.9 million in restructuring charges, which primarily related to termination benefits associated with the EMEA restructuring program and the Vascular Solutions integration program.
2018 Footprint realignment plan
On May 1, 2018, we initiated a restructuring plan involving the relocation of certain manufacturing operations to an existing lower-cost location, the outsourcing of certain distribution operations and related workforce reductions (the “2018 Footprint realignment plan"). These actions are expected to commence in the second quarter 2018 and are expected to be substantially completed by the end of 2024.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2018 Footprint realignment plan of $102 million to $133 million, of which, we expect $55 million to $72 million to be incurred in 2018 and most of the balance is expected to be incurred prior to the end of 2024. We estimate that $99 million to $127 million of these charges will result in future cash outlays, of which, $9 million to $10 million is expected to be made in 2018 and most of the balance is expected to be made by the end of 2024. Additionally, we expect to incur $19 million to $23 million in aggregate capital expenditures under the plan, of which up, to $1 million is expected to be incurred during 2018 and most of the balance is expected to be incurred by the end of 2021.
We expect to begin realizing plan-related savings in 2018 and expect to achieve annual pre-tax savings of $25 million to $30 million once the plan is fully implemented.
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
In addition to the 2018 Footprint realignment plan, we have ongoing restructuring programs related to (i) the integration of Vascular Solutions into Teleflex; (ii) the centralization of certain administrative functions in our EMEA segment; (iii) the consolidation of our manufacturing operations (referred to as our 2016 and 2014 Footprint realignment plans); and (iv) other restructuring programs designed to improve operating efficiencies and reduce costs. See Note 5 to the condensed consolidated financial statements included in this report. We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment that do not meet the criteria for a qualified restructuring program ("the OEM initiative"), but the activities will result in cost savings (despite minimal costs expected to be incurred). With respect to our restructuring plans and programs and the OEM initiative, the table below summarizes (1) the estimated total restructuring and restructuring related charges and estimated annual pre-tax savings (including pre-tax savings related to the OEM initiative) and synergies once the programs are completed; (2) the restructuring and restructuring related charges incurred and estimated pre-tax savings realized through December 31, 2017; and (3) the restructuring and restructuring related charges expected to be incurred and estimated incremental pre-tax savings (including pre-tax savings related to the OEM initiative) and synergies estimated to be realized for these programs from January 1, 2018 through the anticipated completion dates.

Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring and similar activities, changes in the scope of restructuring plans and programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings relating to programs involving the integration of acquired businesses are particularly difficult to forecast because the estimate of pre-tax savings, to a considerable extent, involves assumptions regarding operation of businesses during periods when those businesses were not administered by our management. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below reflects changes from amounts previously estimated. In addition, the table below has been updated to remove estimated charges and pre-tax savings related to completed programs. Estimated charges expected to be incurred in connection with the restructuring programs are described in more detail in Notes 5 and 16 to the condensed consolidated financial statements included in this report.

	Ongoing restructuring programs and other similar cost savings initiatives (1)
	Estimated Total	Through December 31, 2017	Estimated Remaining from January 1, 2018 through December 31, 2024
	(Dollars in millions)
Restructuring charges	$106 - $125	$42	$64 - $83
Restructuring related charges (2)	96 - 127	44	52 - 83
Total charges	$202 - $252	$86	$116 - $166

OEM initiative pre-tax savings	$6 - $7	$—	$6 - $7
Pre-tax savings (3)(4)	$101 - $120	$45	$56 - $75
Total pre-tax savings	$107 - $127	$45	$62 - $82

(1)	Includes estimated financial information related to the 2018 Footprint realignment plan, which was initiated during the second quarter 2018 and is described in more detail above.

(2)
Restructuring related charges principally constitute pre-tax charges related to accelerated depreciation and other costs directly related to the plan, primarily costs to transfer manufacturing operations to the new location and project management costs, as well as a charge associated with our exit from the facilities that is expected to be imposed by the taxing authority in the affected jurisdiction. Most of these charges (other than the tax charge) are expected to be recognized in costs of goods sold

(3)
Approximately 65% of the pre-tax savings are expected to result in reductions to cost of goods sold. As previously disclosed, during 2016, in connection with our execution of the 2014 Footprint realignment plan, we implemented changes to medication delivery devices included in certain of our kits, which are expected to result in increased product costs (and therefore reduced the annual savings we anticipated at the inception of the program). However, we also expect to achieve improved pricing on these kits to offset the cost, which is expected to result in estimated annual increased revenues of $5 million to $6 million, which is not reflected in the table above. We realized a $1.0 million benefit resulting from this incremental pricing in 2017. Moreover, during the fourth quarter of 2017, we entered into an agreement with an alternate provider for the development and supply of a component to be included in certain kits sold by our Vascular and Anesthesia North America operating segments. The agreement will result in increased development costs, but is expected to reduce the cost of the component supply, once the supply becomes commercially available, as compared to the costs incurred with respect to our current suppliers. Therefore, we anticipate a net savings from the agreement, which is reflected in the table above.

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

Interest expense

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in millions)
Interest expense	$25.9	$17.7
Average interest rate on debt	4.2%	3.5%
The increase in interest expense for the three months ended April 1, 2018 compared to the prior year period was primarily due to an increase in average debt outstanding resulting from additional borrowings under our principal credit facility, as well as the November 2017 issuance of our 4.625% Senior Notes due 2027 ("2027 Notes"). The increase in interest expense was also the result of a higher average interest rate on debt.
Loss on extinguishment of debt

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Dollars in millions)
Loss on extinguishment of debt	$—	$5.6
For the three months ended April 2, 2017, the loss on the extinguishment of debt was primarily related to our repurchase of convertible notes through exchange transactions we entered into with certain holders of the convertible notes.
Taxes on income from continuing operations

	Three Months Ended
	April 1, 2018	April 2, 2017
Effective income tax rate	10.2%	(7.1)%

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changes U.S. tax law by, among other things, permanently reducing corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018; implementing a territorial tax system, by generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; imposing two new U.S. base erosion provisions: (1) the global intangible low-taxed income ("GILTI") provisions and (2) the base erosion and anti-abuse tax ("BEAT") provisions; and imposing a one-time repatriation tax on undistributed post-1986 foreign subsidiary earnings and profits, which are deemed repatriated for purposes of the tax.

In accordance with the applicable provisions of SEC Staff Accounting Bulletin No. 118 ("SAB 118"), the Company included in its consolidated financial statements as of December 31, 2017 provisional amounts reflecting the tax impact related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. Once our accounting for the income tax effects of the TCJA is complete, the amounts with respect to the income tax effects of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA.

The effective income tax rate for the three months ended April 1, 2018 and April 2, 2017 was 10.2% and (7.1)%, respectively. The effective income tax rate for the three months ended April 1, 2018 includes the benefit of a lower U.S. corporate income tax rate of 21.0% from the enactment of the TCJA, partially offset by a tax cost associated with GILTI and other TCJA related changes. The effective income tax rate for the three months ended April 2, 2017 reflects a tax benefit associated with costs incurred in connection with the Vascular Solutions acquisition.

Segment Financial Information

	Three Months Ended
	April 1, 2018	April 2, 2017	% Increase/ (Decrease)
	(Dollars in millions)
Vascular North America	$83.0	$79.0	5.1
Interventional North America	60.2	39.9	50.7
Anesthesia North America	50.6	48.2	4.9
Surgical North America	40.7	46.0	(11.5)
EMEA	159.9	133.6	19.7
Asia	58.2	50.2	16.1
OEM	45.8	43.3	5.8
All other	88.8	47.7	86.2
Net revenues	$587.2	$487.9	20.4

	Three Months Ended
	April 1, 2018	April 2, 2017	% Increase/ (Decrease)
	(Dollars in millions)
Vascular North America	$24.7	$18.3	34.8
Interventional North America	14.1	(8.0)	275.7
Anesthesia North America	17.3	13.3	30.3
Surgical North America	14.7	16.4	(10.0)
EMEA	31.8	21.3	49.1
Asia	13.4	10.9	22.8
OEM	9.0	9.1	(1.2)
All other	(12.0)	9.3	(228.4)
Segment operating profit (1)	$113.0	$90.6	24.8

(1)
See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.

Comparison of the three months ended April 1, 2018 and April 2, 2017
Vascular North America
Vascular North America net revenues for the three months ended April 1, 2018 increased $4.0 million, or 5.1% compared to the prior year period. The increase is primarily attributable to a $1.6 million increase in new product sales and a $1.5 million increase in sales volumes of existing products despite one less shipping day in the first quarter 2018 as compared to the comparable prior year period.
Vascular North America operating profit for the three months ended April 1, 2018 increased $6.4 million, or 34.8%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from lower manufacturing costs as well as the impact of increases in sales volumes, prices and new product sales. The increase in operating profit also reflects lower selling, general and administrative expenses.
Interventional North America
Interventional North America net revenues for the three months ended April 1, 2018 increased 20.3 million , or 50.7% compared to the prior year period. The increase is primarily attributable to net revenues generated by Vascular Solutions of $18.7 million and to a lesser extent, new products.

Interventional North America operating profit for the three months ended April 1, 2018 increased 22.1 million, or 275.7% compared to the prior year period. The increase is primarily attributable to operating profit generated by Vascular Solutions. The prior year period was adversely affected by transaction and other expenses as well as the step-up in carrying value of inventory recognized in connection with the Vascular Solutions acquisition.
Anesthesia North America
Anesthesia North America net revenues for the three months ended April 1, 2018 increased $2.4 million, or 4.9% compared to the prior year period. The increase in net revenues is primarily attributable to an increase in new product sales of $1.3 million and net revenues generated by an acquired business.
Anesthesia North America operating profit for the three months ended April 1, 2018 increased $4.0 million, or 30.3% compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from a more favorable product mix as well as lower selling, general and administrative expenses.
Surgical North America
Surgical North America net revenues for the three months ended April 1, 2018 decreased $5.3 million, or 11.5%, compared to the prior year period, primarily due to a $6.3 million decrease in sales volumes of existing products.
Surgical North America operating profit for the three months ended April 1, 2018 decreased $1.7 million, or 10.0%, compared to the prior year period, which is primarily attributable a decrease in gross profit resulting from lower sales volumes partially offset by lower selling, general and administrative expenses.
EMEA
EMEA net revenues for the three months ended April 1, 2018 increased $26.3 million, or 19.7%, compared to the prior year period. The increase is primarily attributable to favorable fluctuations in foreign currency exchange rates of $19.3 million and, to a lesser extent, net revenues generated by acquired businesses and price increases.
EMEA operating profit for the three months ended April 1, 2018 increased $10.5 million, or 49.1%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit reflecting the impact of favorable fluctuations in foreign currency exchange rates and the impact of the Vascular Solutions acquisition and subsequent distributor to direct sales conversions with respect to the Vascular Solutions business. These increases were partially offset by higher amortization and selling expenses.
Asia
Asia net revenues for the three months ended April 1, 2018 increased $8.0 million, or 16.1%, compared to the prior year period. The increase is primarily attributable to favorable fluctuations in foreign currency exchange rates of $3.2 million, an increase in sales volumes of existing products of $2.6 million as well as net revenues generated by the acquired businesses.
Asia operating profit for the three months ended April 1, 2018 increased $2.5 million, or 22.8%, compared to the prior year period. The increase was primarily attributable to an increase in gross profit reflecting the impact of favorable fluctuations in foreign currency exchange rates and an increase in sales volumes of existing products. These increases were partially offset by higher operating expenses.
OEM
OEM net revenues for the three months ended April 1, 2018 increased $2.5 million, or 5.8%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $1.5 million and favorable fluctuations in foreign currency exchange rates of $1.2 million.
OEM operating profit for the three months ended April 1, 2018 decreased $0.1 million, or 1.2%, compared to the prior year period. The decrease is primarily attributable to higher manufacturing costs partially offset by the impact of higher sales volumes.
All Other
Net revenues for our other operating segments increased $41.1 million, or 86.2%, compared to the prior year periods. The increase is primarily attributable net revenues generated by NeoTract.

Operating profit for our other operating segments for the three months ended April 1, 2018 decreased $21.3 million, or 228.4%, compared to the prior year period. The decrease is primarily attributable to operating expenses associated with NeoTract.

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
The TCJA significantly changes U.S. tax law by, among other things, imposing a one-time repatriation tax on undistributed post-1986 earnings and profits of foreign subsidiaries. Previously, we were not taxed in the U.S. on certain foreign earnings unless and until they were repatriated to the U.S. Under the TCJA, we will have to pay $154.0 million over eight years for the deemed repatriation of these foreign earnings, regardless of whether such earnings are actually repatriated. As a result of the repatriation tax provisions of the TCJA, we anticipate that, generally, we will be able to access cash located at our foreign subsidiaries without incurring any additional U.S. federal income tax liabilities. We are not aware of any other restrictions on repatriation of these funds and, subject to cash payment of additional foreign withholding taxes, these funds could be repatriated, if necessary.
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly with respect to customers in Greece, Italy, Portugal and Spain, and consider other mitigation strategies. As of April 1, 2018 and December 31, 2017, our net trade accounts receivable from publicly funded hospitals in Italy, Spain, Portugal and Greece were $29.4 million and $24.7 million, respectively. As of April 1, 2018 and December 31, 2017, our net trade accounts receivable from customers in these countries were approximately 16.3% and 15.0%, respectively of our consolidated net trade accounts receivable. For the three months ended April 1, 2018 and April 2, 2017, net revenues from customers in these countries were 6.5% of total net revenues, and average days that current and long-term trade accounts receivable were outstanding were 152 days and 155 days, respectively. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2018 and future years.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $86.8 million for the three months ended April 1, 2018 as compared to $90.9 million for the three months ended April 2, 2017. The $4.1 million decrease is attributable to a net unfavorable impact from changes in working capital partially offset by favorable operating results. The net unfavorable impact from changes in working capital were the result of a net decrease in accounts payable and accrued expenses and a net increase in accounts receivable partially offset by a net increase in income taxes payable, net.
The decrease in accounts payable and other accrued expenses for the three months ended April 1, 2018 was $27.2 million compared to an increase of $2.7 million for three months ended April 2, 2017. The decrease is attributable to higher restructuring activity and payroll and benefit related payments. The increase in accounts receivable for the three months ended April 1, 2018 was $3.4 million compared to a decrease of $18.7 million for three months ended April 2, 2017. The net increase in accounts receivable is attributable to the sale of receivables outstanding with public hospitals in Italy for $16.0 million during the first quarter 2017 as well as higher net revenues in the first quarter 2018. The increase in incomes taxes payable, net was the result of lower payments in the first quarter 2018 as compared to the first quarter 2017.

Net cash used in investing activities from continuing operations was $19.4 million for the three months ended April 1, 2018, which includes a cash outflow for capital expenditures of $15.7 million and acquisition payments of $3.7 million principally related to distributor to direct sales conversions.

Net cash used in financing activities from continuing operations was $32.7 million for the three months ended April 1, 2018, which includes an $18.5 million repayment of borrowings and dividend payments of 15.4 million.

Borrowings

The credit agreement relating to our revolving credit facility and a term loan used to fund a portion of the consideration we paid to acquire Vascular Solutions (the “Credit Agreement”) and the indentures under which we issued our 5.25% Senior Notes due 2024 (the “2024 Notes”) and 4.875% Senior Notes due 2026 (the "2026 Notes") contain covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock; create liens; pay dividends, make investments or make other restricted payments; sell assets; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; or enter into transactions with our affiliates. The indenture with respect to our 2027 Notes contains covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. Additionally, the Credit Agreement contains financial covenants that require us to maintain a consolidated total leverage ratio (generally, Consolidated Total Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the date of determination) of not more than 4.50 to 1.00, and a consolidated senior secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination) of not more than 3.50 to 1.00. The Company is further required to maintain a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.
As of April 1, 2018, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2024 Notes, the 2026 Notes and the 2027 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
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
In our Annual Report on Form 10-K for the year ended December 31, 2017, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting standards, including estimated effects, if any, on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is

(i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management’s assessment of disclosure controls and procedures excluded consideration of NeoTract’s internal control over financial reporting.  NeoTract was acquired during the fourth quarter of 2017 and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  NeoTract's total assets (excluding goodwill and intangible assets) were $49.5 million as of April 1, 2018; its revenues for the three months ended April 1, 2018 were $42.3 million.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contracts, employment and environmental matters. As of April 1, 2018 and December 31, 2017, we have accrued liabilities of approximately $1.8 million and $2.5 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. See “Litigation” within Note 13 to the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended April 1, 2018. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit No.		Description
10.1	—	Fifth Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated March 28, 2018.
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended April 1, 2018 and April 2, 2017; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2018 and April 2, 2017; (iii) the Condensed Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2018 and April 25, 2017; (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended April 1, 2018 and April 2, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

_____________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Liam J. Kelly
Liam J. Kelly President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Powell
Thomas E. Powell Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 3, 2018