Form 10-Q
period 2018-07-01
TELEFLEX INC
filed 2018-08-02
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 45,795,694 shares of common stock, par value $1.00 per share, outstanding as of July 30, 2018.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars and shares in thousands, except per share)
Net revenues	$609,866	$528,613	$1,197,096	$1,016,494
Cost of goods sold	265,088	238,329	521,048	470,650
Gross profit	344,778	290,284	676,048	545,844
Selling, general and administrative expenses	229,917	158,934	445,254	322,903
Research and development expenses	26,018	20,278	52,045	38,105
Restructuring and impairment charges	55,353	870	58,416	13,815
Income from continuing operations before interest, loss on extinguishment of debt and taxes	33,490	110,202	120,333	171,021
Interest expense	26,649	19,894	52,592	37,620
Interest income	(183)	(161)	(456)	(330)
Loss on extinguishment of debt	—	11	—	5,593
Income from continuing operations before taxes	7,024	90,458	68,197	128,138
Taxes on income from continuing operations	9,576	12,095	15,818	9,426
Income (loss) from continuing operations	(2,552)	78,363	52,379	118,712
Operating income (loss) from discontinued operations	94	(566)	1,329	(848)
Tax (benefit) on income (loss) from discontinued operations	38	(206)	20	(309)
Income (loss) from discontinued operations	56	(360)	1,309	(539)
Net (loss) income	$(2,496)	$78,003	$53,688	$118,173
Earnings per share:
Basic:
Income (loss) from continuing operations	$(0.06)	$1.74	$1.15	$2.64
Income (loss) from discontinued operations	0.01	(0.01)	0.03	(0.01)
Net income (loss)	$(0.05)	$1.73	$1.18	$2.63
Diluted:
Income (loss) from continuing operations	$(0.06)	$1.67	$1.12	$2.54
Income (loss) from discontinued operations	0.01	—	0.03	(0.01)
Net income (loss)	$(0.05)	$1.67	$1.15	$2.53
Dividends per share	$0.34	$0.34	$0.68	$0.68
Weighted average common shares outstanding
Basic	45,581	44,996	45,455	44,945
Diluted	45,581	46,818	46,771	46,716
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in thousands)
Net (loss) income	$(2,496)	$78,003	$53,688	$118,173
Other comprehensive income, net of tax:
Foreign currency translation, net of tax of $9,378, $(11,392), $3,505, and $(18,481), for the three and six months periods, respectively	(125,705)	65,685	(44,517)	112,667
Pension and other postretirement benefit plans adjustment, net of tax of $(656), $(465), $(890), and $(997) for the three and six month period, respectively	2,015	704	2,896	1,594
Derivatives qualifying as hedges, net of tax of $100, $(615), $(111) and $(1,170) for the three and six month period, respectively	(329)	3,433	292	5,161
Other comprehensive (loss) income, net of tax:	(124,019)	69,822	(41,329)	119,422
Comprehensive (loss) income	$(126,515)	$147,825	$12,359	$237,595
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2018	December 31, 2017
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$346,304	$333,558
Accounts receivable, net	359,119	345,875
Inventories, net	405,428	395,744
Prepaid expenses and other current assets	52,105	47,882
Prepaid taxes	19,084	5,748
Assets held for sale	3,239	—
Total current assets	1,185,279	1,128,807
Property, plant and equipment, net	410,979	382,999
Goodwill	2,220,888	2,235,592
Intangible assets, net	2,306,204	2,383,748
Deferred tax assets	2,386	3,810
Other assets	49,585	46,536
Total assets	$6,175,321	$6,181,492
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$86,875	$86,625
Accounts payable	94,834	92,027
Accrued expenses	104,340	96,853
Current portion of contingent consideration	110,454	74,224
Payroll and benefit-related liabilities	89,669	107,415
Accrued interest	6,771	6,165
Income taxes payable	5,597	11,514
Other current liabilities	37,905	9,053
Total current liabilities	536,445	483,876
Long-term borrowings	2,145,468	2,162,927
Deferred tax liabilities	596,434	603,676
Pension and postretirement benefit liabilities	113,083	121,410
Noncurrent liability for uncertain tax positions	12,765	12,296
Noncurrent contingent consideration	132,205	197,912
Other liabilities	204,940	168,864
Total liabilities	3,741,340	3,750,961
Commitments and contingencies
Total shareholders' equity	2,433,981	2,430,531
Total liabilities and shareholders' equity	$6,175,321	$6,181,492
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$53,688	$118,173
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,309)	539
Depreciation expense	29,527	28,084
Amortization expense of intangible assets	75,008	41,375
Amortization expense of deferred financing costs and debt discount	2,368	2,825
Loss on extinguishment of debt	—	5,593
Fair value step up of acquired inventory sold	—	10,442
Changes in contingent consideration	34,618	(237)
Impairment of long-lived assets	1,865	—
Stock-based compensation	10,737	9,534
Deferred income taxes, net	4,821	(8,779)
Other	(3,669)	(3,300)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(15,886)	5,071
Inventories	(15,017)	(12,187)
Prepaid expenses and other current assets	(3,611)	4
Accounts payable, accrued expenses and other liabilities	38,112	6,541
Income taxes receivable and payable, net	(29,668)	(5,988)
Net cash provided by operating activities from continuing operations	181,584	197,690
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(38,004)	(36,833)
Proceeds from sale of assets	—	6,332
Payments for businesses and intangibles acquired, net of cash acquired	(22,450)	(993,459)
Net cash used in investing activities from continuing operations	(60,454)	(1,023,960)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	—	1,194,500
Reduction in borrowings	(18,500)	(228,273)
Debt extinguishment, issuance and amendment fees	(188)	(19,114)
Net proceeds from share based compensation plans and the related tax impacts	9,800	1,305
Payments for contingent consideration	(62,574)	(153)
Dividends paid	(30,938)	(30,590)
Net cash provided by (used in) financing activities from continuing operations	(102,400)	917,675
Cash flows from discontinued operations:
Net cash used in operating activities	(464)	(961)
Net cash used in discontinued operations	(464)	(961)
Effect of exchange rate changes on cash and cash equivalents	(5,520)	41,981
Net increase in cash and cash equivalents	12,746	132,425
Cash and cash equivalents at the beginning of the period	333,558	543,789
Cash and cash equivalents at the end of the period	$346,304	$676,214

Non cash investing activities of continuing operations:
Property, plant and equipment additions due to build-to-suit lease transaction	$28,147	$—

Non cash financing activities of continuing operations:
Settlement and exchange of convertible notes with common or treasury stock	$—	$983
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$36,877	$19,361
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2017	46,871	$46,871	$591,721	$2,285,886	$(265,091)	1,704	$(228,856)	$2,430,531
Cumulative effect adjustment resulting from the adoption of new accounting standards				3,076				3,076
Net income				53,688				53,688
Cash dividends ($0.68 per share)				(30,938)				(30,938)
Other comprehensive income					(41,329)			(41,329)
Settlements of warrants			(36,903)			(272)	36,877	(26)
Shares issued under compensation plans	211	211	14,984			(45)	3,227	18,422
Deferred compensation			235			(8)	322	557
Balance as of July 1, 2018	47,082	$47,082	$570,037	$2,311,712	$(306,420)	1,379	$(188,430)	$2,433,981
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
Note 2 — New accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue. This new guidance, as amended by additional guidance issued in 2015 and 2016, is encompassed in FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) and is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and affects any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted the new standard on January 1, 2018, applying the modified retrospective method to all of its contracts; as a result, the Company recognized the cumulative effect of adopting the guidance as a $1.2 million increase to the Company's opening balance of retained earnings on the adoption date. In addition, in connection with its adoption of the new guidance, the Company reclassified the reserve for product returns from a reduction of receivables to a liability. The reserve for returns and allowances was $4.2 million at July 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations, cash flows and financial position. Additional information and disclosures required by this new standard are contained in Note 3.
In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. Under the new guidance, lessees (including lessees under both leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for leases with an option to elect a package of practical expedients. Further, companies can elect to apply the transition approach either for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or those existing at, or entered into after, the adoption date. The Company is currently evaluating this guidance to determine its impact on the Company’s consolidated results of operations, cash flows and financial position.

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
Note 3 - Net revenues
The Company primarily generates revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when the Company’s products are shipped from the manufacturing or distribution facility. For the Company’s OEM segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

alternative use and the Company has an enforceable right to payment for performance completed to date. The Company markets and sells products through its direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 87%, 9% and 4% of consolidated net revenues, respectively, for the six months ended July 1, 2018. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying ASC 606: (1) the Company accounts for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; (4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service; (5) the Company classifies shipping and handling costs within cost of goods sold; and (6) with respect to the OEM segment, the Company has applied the practical expedient to exclude disclosure of remaining performance obligations as the contracts typically have a term of one year or less.
The amount of consideration the Company receives and revenue the Company recognizes varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. The Company’s policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. When the Company gives customers the right to return products, the Company estimates the expected returns based on an analysis of historical experience. The reserve for returns and allowances was $4.2 million and $4.5 million as of July 1, 2018 and July 2, 2017, respectively. In estimating customer rebates, the Company considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers and other relevant information as the Company has a history of providing similar rebates on similar products to similar customers. The reserve for customer incentive programs, including customer rebates, was $13.6 million and $10.7 million at July 1, 2018 and July 2, 2017, respectively. The Company expects the amounts subject to the reserve as of July 1, 2018 to be paid within 90 days subsequent to period-end.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and six months ended July 1, 2018 and July 2, 2017.

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue by global product category (1) (2)	(Dollars in thousands)
Vascular access	$140,604	$133,323	$284,845	$263,345
Anesthesia	89,810	85,938	175,229	167,143
Interventional	77,179	68,425	148,858	112,391
Surgical	90,489	90,740	176,139	178,044
Interventional urology	47,674	—	89,974	—
OEM	52,594	45,132	98,448	88,478
Other (3)	111,516	105,055	223,603	207,093
Net revenues	$609,866	$528,613	$1,197,096	$1,016,494

(1)
The product categories listed above are presented on a global basis; in contrast, the Company’s North American reportable segments generally are defined largely based on the particular products sold by the segments, and its non-North American reportable segments are defined exclusively based on the geographic location of segment operations (with the exception of the Original Equipment and Development Services ("OEM") reportable segment, which operates globally). The Company’s EMEA and Asia reportable segments, as well as its Latin America operating segment, include net revenues from each of the product categories listed above.

(2)
The methodology used to determine the product revenues included within certain of the product categories listed in the table above differs from the methodology used to recognize revenues in our reportable segments, including the similarly named North American reportable segments. The differences are due to the fact that segment classification generally is determined based on the call point within the customer's organization from which the purchase order resulting in the sales originated, while the classification of products within the product categories listed in the table above includes all sales of products within the listed product category, regardless of the call point within the customer's organization from which the sales originated.

(3) Other revenues in the table above comprise the Company’s respiratory, urology and cardiac product categories.

Note 4 — Acquisitions
On June 21, 2018, the Company acquired certain assets of QT Vascular LTD ("QT Vascular"), a medical device company that developed and marketed coronary balloon catheters, which complement the Company's interventional product portfolio. The aggregate consideration transferred for the assets, which primarily consisted of intellectual property, was $20.6 million.
2017 Acquisitions
During 2017, the Company completed several acquisitions; the largest of which were NeoTract, Inc. ("NeoTract") and Vascular Solutions, Inc. ("Vascular Solutions"), which are summarized below. The fair value of the consideration transferred for the 2017 acquisitions was $2.0 billion.
NeoTract
On October 2, 2017, the Company acquired NeoTract, a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The Company made initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million. Additionally, the estimated fair value of contingent consideration related to NeoTract sales-based milestones as of July 1, 2018 was $227.7 million. The contingent consideration liability represents the estimated fair value of the Company’s obligations, under the acquisition agreement, to make payments of up to $375 million in the aggregate if specified sales goals through the end of 2020 are achieved. The Company made an additional payment of $75.0 million ($64.2 million of which was paid during the second quarter 2018 and $10.8 million of which was paid during the first week of the third quarter 2018) as a result of the achievement of a sales goal for the period from January 1, 2018 to April 30, 2018. Financial information of NeoTract is primarily presented within the Interventional Urology North America operating segment, which is included in the "all other" category in the Company's presentation of segment information.

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
Pro forma combined financial information
The following unaudited pro forma combined financial information for the three and six months ended July 2, 2017 gives effect to the Vascular Solutions and NeoTract acquisitions as if they had occurred on January 1, 2016. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

	Three Months Ended	Six Months Ended
	July 2, 2017	July 2, 2017
	(Dollars and shares in thousands, except per share)
Net revenue	$558,836	$1,092,154
Net income	$66,726	$103,833
Basic earnings per common share:
Net income	$1.48	$2.31
Diluted earnings per common share:
Net income	$1.43	$2.22
Weighted average common shares outstanding:
Basic	44,996	44,945
Diluted	46,818	46,716
The unaudited pro forma combined financial information presented above includes the accounting effects of the Vascular Solutions and NeoTract acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; adjustments for depreciation of property, plant and equipment; interest expense; and the related tax effects.
Note 5 — Restructuring and impairment charges
The following tables provide information regarding restructuring and impairment charges recognized by the Company for the three and six months ended July 1, 2018 and July 2, 2017:

Three Months Ended July 1, 2018
	Termination benefits	Other costs (2)	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$52,345	$129	$52,474
Other restructuring programs (1)	574	440	1,014
Restructuring charges	$52,919	$569	$53,488
Long-lived asset impairment charge	—	1,865	1,865
Restructuring and impairment charges	$52,919	$2,434	$55,353

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended July 2, 2017
	Termination benefits	Other costs (2)	Total
	(Dollars in thousands)
Restructuring charges (3)	$612	$258	$870

Six Months Ended July 1, 2018
	Termination benefits	Other costs (2)	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$52,345	$129	$52,474
2016 Footprint realignment plan	2,199	291	2,490
Other restructuring programs (4)	1,032	555	1,587
Restructuring charges	$55,576	$975	$56,551
Long-lived asset impairment charge	—	1,865	1,865
Restructuring and impairment charges	$55,576	$2,840	$58,416

Six Months Ended July 2, 2017
	Termination benefits	Other costs (2)	Total
	(Dollars in thousands)
Vascular Solutions integration program	$4,853	$34	$4,887
2017 EMEA restructuring program	6,536	—	6,536
2016 Footprint realignment plan	825	76	901
Other restructuring programs (5)	1,147	344	1,491
Restructuring charges	$13,361	$454	$13,815

(1)
Other restructuring programs include the 2016 and 2014 Footprint realignment plans, the Vascular Solutions integration program and the 2017 EMEA restructuring program as well as the other 2016 restructuring programs.

(2)	Other costs include facility closure, contract termination, and other exit costs.

(3)
Restructuring charges include charges related to the Vascular Solutions integration program, 2017 EMEA restructuring program, the 2016 and 2014 footprint realignment plans, the 2017 Pyng integration program and the 2016 Other Restructuring programs. The Company committed to the 2017 Pyng integration program, which relates to the integration of Pyng Medical Corp. (“Pyng”) into the Company, during the second quarter of 2017, following the Company’s acquisition of Pyng in April 2017.

(4) Other restructuring programs include the 2014 Footprint realignment plan, Vascular Solutions integration program, the 2017 EMEA restructuring program and the other 2016 restructuring programs.
(5) Other restructuring programs include the 2014 Footprint realignment plan, the 2017 Pyng integration program and the 2016 Other Restructuring programs.

2018 Footprint Realignment Plan

On May 1, 2018, the Company initiated a restructuring plan involving the relocation of certain European manufacturing operations to an existing lower-cost location, the outsourcing of certain of the Company’s European distribution operations, and related workforce reductions (the “2018 Footprint realignment plan"). These actions are expected to be substantially completed by the end of 2024. The following table provides a summary of the Company’s cost estimates by major type of expense associated with the 2018 Footprint realignment plan:

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$60 million to $70 million
Other exit costs (1)	$2 million to $4 million
Restructuring charges	$62 million to $74 million
Restructuring related charges (2)	$40 million to $59 million
Total restructuring and restructuring related charges	$102 million to $133 million

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(1)	Includes contract termination, facility closure, employee relocation, equipment relocation and outplacement costs.

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

In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2018 Footprint realignment plan of $1.0 million for the three and six months ended July 1, 2018 within cost of goods sold.
As of July 1, 2018, the Company has a restructuring reserve of $51.4 million related to this plan, all of which related to termination benefits.
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
In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2016 Footprint realignment plan of $2.0 million and $3.3 million for the three and six months ended July 1, 2018 and $2.0 million and $4.1 million for the three and six months ended July 2, 2017, respectively. The majority of these restructuring related charges in both periods constituted accelerated depreciation and other costs arising principally as a result of the transfer of manufacturing operations to new locations.
The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2016 Footprint realignment plan of approximately $43 million. As of July 1, 2018, the Company has incurred aggregate restructuring charges in connection with the 2016 Footprint realignment plan of $17.1 million. Additionally, as of July 1, 2018, the Company has incurred aggregate restructuring related charges of $18.0 million with respect to the 2016 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations to new locations. The restructuring related charges primarily were included in cost of goods sold. As of July 1, 2018, the Company has a restructuring reserve of $6.3 million related to this plan, all of which related to termination benefits.
2014 Footprint Realignment Plan
In 2014, the Company initiated a restructuring plan (“the 2014 Footprint realignment plan”) involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and are expected to be substantially completed by the end of the first half of 2020. The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2014 Footprint realignment plan of approximately $46 million to $51 million.

In addition to the restructuring charges set forth in the tables above, the Company recorded restructuring related charges with respect to the 2014 Footprint realignment plan of $0.6 million and $1.0 million for the three and six months ended July 1, 2018, respectively, and $0.5 million and $2.1 million for the three and six months ended July 2, 2017, respectively. The majority of these restructuring related charges in both periods constituted accelerated depreciation and other costs arising principally as a result of the transfer of manufacturing operations to new locations.

As of July 1, 2018, the Company has incurred restructuring charges in connection with the 2014 Footprint realignment plan aggregating to $12.2 million. Additionally, as of July 1, 2018, the Company has incurred restructuring related charges aggregating to $27.9 million related to the 2014 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations from the existing locations to new locations. These restructuring related charges primarily were included in cost of goods sold. As of July 1, 2018, the Company has a restructuring reserve of $3.9 million in connection with the plan, all of which related to termination benefits.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As the restructuring programs progress, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with GAAP. For a description of the Company's restructuring programs, see Note 4 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2017.
Restructuring charges by reportable operating segment, and by all other operating segments in the aggregate, for the three and six months ended July 1, 2018 and July 2, 2017 are set forth in the following table:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in thousands)
Vascular North America	$202	$353	$523	$1,081
Interventional North America	362	191	907	4,406
Anesthesia North America	91	564	125	811
EMEA	52,539	(412)	52,790	7,115
All other	294	174	2,206	402
Restructuring charges	$53,488	$870	$56,551	$13,815
Note 6 — Inventories, net
Inventories as of July 1, 2018 and December 31, 2017 consisted of the following:

	July 1, 2018	December 31, 2017
	(Dollars in thousands)
Raw materials	$103,005	$98,451
Work-in-process	63,386	62,381
Finished goods	239,037	234,912
Inventories, net	$405,428	$395,744
Note 7 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment, and by all other operating segments in the aggregate, for the six months ended July 1, 2018:

	Vascular North America	Interventional North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
December 31, 2017	$264,869	$433,049	$157,289	$250,912	$494,548	$209,200	$4,883	$420,842	$2,235,592
Goodwill related to acquisitions	—	422	—	—	9	3	—	145	579
Currency translation adjustment	—	(1,938)	(395)	—	(9,836)	(2,352)	—	(762)	(15,283)
July 1, 2018	$264,869	$431,533	$156,894	$250,912	$484,721	$206,851	$4,883	$420,225	$2,220,888

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company's gross carrying amount of, and accumulated amortization relating to, intangible assets as of July 1, 2018 and December 31, 2017 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	July 1, 2018	December 31, 2017	July 1, 2018	December 31, 2017
	(Dollars in thousands)
Customer relationships	$1,016,254	$1,023,837	$(302,216)	$(281,263)
In-process research and development	29,763	34,672	—	—
Intellectual property	1,295,555	1,287,487	(296,217)	(258,580)
Distribution rights	23,570	23,697	(17,417)	(16,996)
Trade names	568,227	571,510	(29,244)	(22,069)
Non-compete agreements	23,507	23,429	(5,578)	(1,976)
	$2,956,876	$2,964,632	$(650,672)	$(580,884)
Note 8 — Financial instruments
Foreign Currency Forward Contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage exposure related to foreign currency transactions. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. For the three and six months ended July 1, 2018 the Company recognized a loss related to non-designated foreign currency forward contracts of $1.4 million and $0.7 million, respectively. For the three and six ended July 2, 2017, the Company recognized a loss related to non-designated foreign currency forward contracts of $2.3 million and $3.1 million, respectively.
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of July 1, 2018 and December 31, 2017:

	July 1, 2018	December 31, 2017
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$1,513	$914
Non-designated foreign currency forward contracts	441	307
Prepaid expenses and other current assets	$1,954	$1,221
Total asset derivatives	$1,954	$1,221
Liability derivatives:
Designated foreign currency forward contracts	$759	$1,373
Non-designated foreign currency forward contracts	102	53
Other current liabilities	$861	$1,426
Total liability derivatives	$861	$1,426
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of July 1, 2018 and December 31, 2017 was $113.8 million and $88.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of July 1, 2018 and December 31, 2017 was $110.5 million and $110.6 million, respectively. All open foreign currency forward contracts as of July 1, 2018 have durations of twelve months or less.
There was no ineffectiveness related to the Company’s cash flow hedges during the three and six months ended July 1, 2018 and July 2, 2017.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. However, a portion of the Company’s trade accounts receivable outside the United States include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the creditworthiness of the healthcare systems in those countries and the financial stability of those countries' economies.
Certain of the Company’s customers, particularly in Greece, Italy, Spain and Portugal, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers. As a result, the Company continues to closely monitor the allowance for doubtful accounts with respect to these customers. The following table provides information regarding the Company's allowance for doubtful accounts, the aggregate net current and long-term trade accounts receivable related to customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term trade accounts receivable represented by these customers' trade accounts receivable at July 1, 2018 and December 31, 2017:

	July 1, 2018	December 31, 2017
	(Dollars in thousands)
Allowance for doubtful accounts (1)	$9,525	$10,255
Current and long-term trade accounts receivable, net in Greece, Italy, Spain and Portugal (2)	$52,569	$49,054
Percentage of total net current and long-term trade accounts receivable - Greece, Italy, Spain and Portugal	15.0%	14.6%
(1) The current portion of the allowance for doubtful accounts was $3.6 million and $3.5 million as of July 1, 2018 and December 31, 2017, respectively, and was recognized in accounts receivable, net.

(2)	The long-term portion of trade accounts receivable, net from customers in Greece, Italy, Spain and Portugal at July 1, 2018 and December 31, 2017 was $3.5 million and $3.3 million, respectively.
For the six months ended July 1, 2018 and July 2, 2017, net revenues from customers in Greece, Italy, Spain and Portugal were $75.7 million and $64.5 million, respectively.
Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of July 1, 2018 and December 31, 2017:

	Total carrying value at July 1, 2018	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$9,272	$9,272	$—	$—
Derivative assets	1,954	—	1,954	—
Derivative liabilities	861	—	861	—
Contingent consideration liabilities	242,659	—	—	242,659

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$9,045	$9,045	$—	$—
Derivative assets	1,221	—	1,221	—
Derivative liabilities	1,426	—	1,426	—
Contingent consideration liabilities	272,136	—	—	272,136
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the six months ended July 1, 2018.

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
The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions, which are discussed immediately below.
Contingent consideration
As of July 1, 2018, the Company estimates that contingent consideration payments will occur in 2018 through 2029, and the maximum amount of undiscounted payments the Company could make under contingent consideration arrangements is $335.2 million. The contingent consideration liabilities, which primarily consist of Company obligations payable if specified net sales goals are achieved, are remeasured to fair value each reporting period using assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates.

The contingent consideration fair value measurement is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The contingent consideration liability related to the NeoTract acquisition represents the estimated fair value of the Company's obligations to make payments of up to $375 million in the aggregate if specified sales goals are achieved. Specifically, the payments are based on net sales (as defined in the NeoTract acquisition agreement) for the periods from January 1, 2018 through April 30, 2018 and the years ended December 31, 2018, 2019 and 2020. The Company made payments of $75.0 million ($64.2 million of which was paid during the second quarter 2018 and $10.8 million of which was paid during the first week of the third quarter 2018) as a result of the achievement of a sales goal for the period from January 1, 2018 to April 30, 2018. The fair value of the contingent consideration related to the NeoTract acquisition was estimated using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. The Company determines the value of its other contingent consideration liabilities based on a probability-weighted discounted cash flow analysis. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates may result in significantly lower fair value measurements; decreases in these items may have the opposite effect.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration recognized in connection with the NeoTract acquisition.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Valuation Technique	Unobservable Input	Range
Contingent consideration	Monte Carlo simulation	Revenue volatility	22.3%
		Risk free rate	Cost of debt structure
		Projected year of payment	2018 - 2021
The following table provides information regarding changes, during the six months ended July 1, 2018, in Level 3 financial liabilities related to contingent consideration:

Contingent consideration
2018
(Dollars in thousands)
Balance - December 31, 2017	$272,136
Additions (1)	396
Payment	(64,372)
Revaluations	34,618
Translation adjustment	(119)
Balance - July 1, 2018	$242,659
(1) The Company established a liability related to the estimated fair value of contingent consideration associated with the acquired assets from QT Vascular.
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

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Shares in thousands)
Basic	45,581	44,996	45,455	44,945
Dilutive effect of share-based awards	—	866	1,052	843
Dilutive effect of convertible notes and warrants	—	956	264	928
Diluted	45,581	46,818	46,771	46,716
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 2.0 million (inclusive of 1.2 million potentially dilutive shares that were excluded because of the net loss for the three months ended July 1, 2018) and 0.7 million for the three and six months ended July 1, 2018, respectively, and 0.7 million and 0.6 million for the three and six months ended July 2, 2017, respectively.
In connection with the issuance by the Company in 2010 of convertible notes that matured in August 2017, and as part of hedging arrangements between the Company and two institutional counterparties, the Company issued warrants to the counterparties, entitling them to purchase Company common stock. These transactions are described in greater detail in Note 11 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. At July 1, 2018, warrants to purchase 197,274 shares at an exercise price of $74.65 per share remained outstanding. The remaining warrants expire ratably over a period ending on August 31, 2018. At July 1, 2018, the intrinsic value of the warrants (i.e. the excess of the aggregate market price of the underlying shares over the aggregate exercise price of the warrants) was $38.5 million.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended July 1, 2018 and July 2, 2017:

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2017	$340	$(138,808)	$(126,623)	$(265,091)
Other comprehensive income (loss) before reclassifications	1,103	188	(44,517)	(43,226)
Amounts reclassified from accumulated other comprehensive income	(811)	2,708	—	1,897
Net current-period other comprehensive income (loss)	292	2,896	(44,517)	(41,329)
Balance as of July 1, 2018	$632	$(135,912)	$(171,140)	$(306,420)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance at December 31, 2016	$(2,424)	$(136,596)	$(299,697)	$(438,717)
Other comprehensive (loss) before reclassifications	2,684	(669)	112,667	114,682
Amounts reclassified from accumulated other comprehensive loss	2,477	2,263	—	4,740
Net current-period other comprehensive income	5,161	1,594	112,667	119,422
Balance at July 2, 2017	$2,737	$(135,002)	$(187,030)	$(319,295)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(118)	$1,303	$(951)	$2,948
Total before tax	(118)	1,303	(951)	2,948
Taxes (benefit)	27	(204)	140	(471)
Net of tax	$(91)	$1,099	$(811)	$2,477

Amortization of pension and other postretirement benefit items(1):
Actuarial losses	$1,734	$1,727	$3,480	$3,453
Prior-service costs	23	30	47	59
Total before tax	1,757	1,757	3,527	3,512
Tax benefit	(408)	(625)	(819)	(1,249)
Net of tax	$1,349	$1,132	$2,708	$2,263

Total reclassifications, net of tax	$1,258	$2,231	$1,897	$4,740
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans (see Note 12 for additional information).

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Effective income tax rate	136.3%	13.4%	23.2%	7.4%

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changes U.S. tax law by, among other things, permanently reducing corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018; implementing a territorial tax system, by generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 foreign subsidiary earnings and profits, which are deemed repatriated for purposes of the tax. In addition, the TCJA imposes two new U.S. tax base erosion provisions: (1) the global intangible low-taxed income ("GILTI") provisions and (2) the base erosion and anti-abuse tax ("BEAT") provisions, which are explained in more detail in Note 13 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017.
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
The effective income tax rate for the three and six months ended July 1, 2018 was 136.3% and 23.2%, respectively, and 13.4% and 7.4% for the three and six months ended July 2, 2017, respectively. The effective income tax rate for the three and six months ended July 1, 2018 as compared to the prior year periods reflect non-deductible termination benefits and other costs incurred in connection with the 2018 Footprint realignment plan and a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability. In addition, the effective tax rate for the three and six months ended July 1, 2018 includes the benefit of a lower U.S. corporate tax rate of 21.0% resulting from the enactment of the TCJA, partially offset by a tax cost associated with GILTI and other TCJA related changes. The effective tax rate for the six months ended July 2, 2017 reflects a tax benefit associated with costs incurred in connection with the Vascular Solutions acquisition.
Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. As of July 1, 2018, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net pension and other postretirement benefits expense (income) consist of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Six Months Ended		Other Postretirement Benefits Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in thousands)
Service cost	$376	$720	$52	$75	$754	$1,437	$104	$149
Interest cost	3,718	3,789	378	379	7,439	7,574	756	757
Expected return on plan assets	(7,415)	(6,750)	—	—	(14,836)	(13,493)	—	—
Net amortization and deferral	1,695	1,691	62	66	3,403	3,381	124	131
Net benefits expense (income)	$(1,626)	$(550)	$492	$520	$(3,240)	$(1,101)	$984	$1,037
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At July 1, 2018, the Company has recorded $1.0 million and $5.7 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of July 1, 2018. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of July 1, 2018, the Company has recorded accrued liabilities of $1.7 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of July 1, 2018, the most significant tax examinations in process are in Germany and Italy. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts the reserves to address developments with respect to its uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other: The Company has various purchase commitments for materials, supplies and other items occurring in the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.
Note 14 — Segment information
Following the Company's acquisition of Vascular Solutions, the Company commenced an integration program under which it is combining the Vascular Solutions' business with some of its legacy businesses. As a result, effective during the fourth quarter 2017, the Company realigned its operating segments. The changes to the operating segments were also made to reflect the manner in which the Company’s chief operating decision maker assesses business performance and allocates resources. The Company now has the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Europe, Middle East and Africa ("EMEA"), Asia and Original Equipment and Development Services ("OEM"). In connection with the presentation of segment information, the Company will continue to present certain operating segments, which currently include the Interventional Urology North America, Respiratory North America and Latin America operating segments, in the “all other” category because they are not material for separate disclosure. All prior comparative periods presented have been restated to reflect these changes.
The following tables present the Company’s segment results for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in thousands)
Vascular North America	$80,062	$78,796	$163,110	$157,807
Interventional North America	64,956	58,337	125,152	98,283
Anesthesia North America	50,490	49,081	101,055	97,288
Surgical North America	40,708	44,716	81,385	90,660
EMEA	153,415	138,469	313,285	272,043
Asia	72,413	65,998	130,657	116,166
OEM	52,594	45,132	98,448	88,478
All other	95,228	48,084	184,004	95,769
Net revenues	$609,866	$528,613	$1,197,096	$1,016,494

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in thousands)		(Dollars in thousands)
Vascular North America	$24,636	$18,472	$49,298	$36,762
Interventional North America	16,510	8,815	30,630	780
Anesthesia North America	14,716	20,056	32,049	33,360
Surgical North America	17,055	17,287	31,803	33,667
EMEA	26,535	23,594	58,305	44,904
Asia	20,746	18,941	34,114	29,825
OEM	13,552	10,337	22,568	19,458
All other	(25,602)	9,017	(37,575)	18,344
Total segment operating profit (1)	108,148	126,519	221,192	217,100
Unallocated expenses (2)	(74,658)	(16,317)	(100,859)	(46,079)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$33,490	$110,202	$120,333	$171,021

(1)	Segment operating profit includes segment net revenues from external customers reduced by the segment's standard cost of goods sold,

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The following table provides total net revenues by geographic region (based on the Company's selling location) for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in thousands)
United States	$356,468	$310,124	$700,825	$596,438
Europe	168,879	144,393	340,200	285,415
Asia	60,488	53,901	110,043	96,905
All other	24,031	20,195	46,028	37,736
Net revenues	$609,866	$528,613	$1,197,096	$1,016,494
Note 15 — Condensed consolidating guarantor financial information
The Company’s $250 million principal amount of 5.25% Senior Notes due 2024 (the “2024 Notes”), $400 million principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”) and $500 million principal amount of 4.625% Senior Notes due 2027 (the “2027 Notes," and collectively with the 2024 Notes and the 2026 Notes, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The 2024 Notes, 2026 Notes and 2027 Notes are guaranteed by the same Guarantor Subsidiaries. The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three and six months ended July 1, 2018 and July 2, 2017, condensed consolidating balance sheets as of July 1, 2018 and December 31, 2017 and condensed consolidating statements of cash flows for the six months ended July 1, 2018 and July 2, 2017, provide consolidated information for:

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

During the first quarter 2018, a Guarantor Subsidiary merged with and into Parent; the transaction is reflected as of the beginning of the earliest period presented in the condensed consolidating financial statements.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended July 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$391,304	$326,279	$(107,717)	$609,866
Cost of goods sold	—	231,487	143,532	(109,931)	265,088
Gross profit	—	159,817	182,747	2,214	344,778
Selling, general and administrative expenses	12,430	139,565	77,723	199	229,917
Research and development expenses	489	18,818	6,711	—	26,018
Restructuring and impairment charges	—	2,545	52,808	—	55,353
(Loss) income from continuing operations before interest and taxes	(12,919)	(1,111)	45,505	2,015	33,490
Interest, net	24,788	1,078	600	—	26,466
(Loss) income from continuing operations before taxes	(37,707)	(2,189)	44,905	2,015	7,024
(Benefit) taxes on (loss) income from continuing operations	(13,218)	7,486	15,245	63	9,576
Equity in net income of consolidated subsidiaries	21,937	24,457	342	(46,736)	—
(Loss) income from continuing operations	(2,552)	14,782	30,002	(44,784)	(2,552)
Operating income from discontinued operations	94	—	—	—	94
Taxes on income from discontinued operations	38	—	—	—	38
Income from discontinued operations	56	—	—	—	56
Net (loss) income	(2,496)	14,782	30,002	(44,784)	(2,496)
Other comprehensive loss	(124,019)	(114,917)	(130,725)	245,642	(124,019)
Comprehensive loss	$(126,515)	$(100,135)	$(100,723)	$200,858	$(126,515)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended July 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$338,620	$296,977	$(106,984)	$528,613
Cost of goods sold	—	190,202	152,440	(104,313)	238,329
Gross profit	—	148,418	144,537	(2,671)	290,284
Selling, general and administrative expenses	7,468	95,171	56,334	(39)	158,934
Research and development expenses	264	13,594	6,420	—	20,278
Restructuring charges	—	1,335	(465)	—	870
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(7,732)	38,318	82,248	(2,632)	110,202
Interest, net	27,233	(8,581)	1,081	—	19,733
Loss on extinguishment of debt	11	—	—	—	11
(Loss) income from continuing operations before taxes	(34,976)	46,899	81,167	(2,632)	90,458
(Benefit) taxes on (loss) income from continuing operations	(14,378)	13,386	14,210	(1,123)	12,095
Equity in net income of consolidated subsidiaries	98,961	58,861	240	(158,062)	—
Income from continuing operations	78,363	92,374	67,197	(159,571)	78,363
Operating loss from discontinued operations	(566)	—	—	—	(566)
Tax benefit on loss from discontinued operations	(206)	—	—	—	(206)
Loss from discontinued operations	(360)	—	—	—	(360)
Net income	78,003	92,374	67,197	(159,571)	78,003
Other comprehensive income	69,822	68,127	69,374	(137,501)	69,822
Comprehensive income	$147,825	$160,501	$136,571	$(297,072)	$147,825

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended July 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$770,723	$646,288	$(219,915)	$1,197,096
Cost of goods sold	—	449,091	285,540	(213,583)	521,048
Gross profit	—	321,632	360,748	(6,332)	676,048
Selling, general and administrative expenses	21,611	270,479	153,494	(330)	445,254
Research and development expenses	716	38,186	13,143	—	52,045
Restructuring and impairment charges	—	3,453	54,963	—	58,416
(Loss) income from continuing operations before interest and taxes	(22,327)	9,514	139,148	(6,002)	120,333
Interest, net	46,929	4,009	1,198	—	52,136
(Loss) income from continuing operations before taxes	(69,256)	5,505	137,950	(6,002)	68,197
(Benefit) taxes on (loss) income from continuing operations	(26,410)	13,909	29,422	(1,103)	15,818
Equity in net income of consolidated subsidiaries	96,504	101,333	635	(198,472)	—
Income from continuing operations	53,658	92,929	109,163	(203,371)	52,379
Operating income from discontinued operations	50	—	1,279	—	1,329
Taxes on income from discontinued operations	20	—	—	—	20
Income from discontinued operations	30	—	1,279	—	1,309
Net income	53,688	92,929	110,442	(203,371)	53,688
Other comprehensive loss	(41,329)	(44,798)	(43,498)	88,296	(41,329)
Comprehensive income	$12,359	$48,131	$66,944	$(115,075)	$12,359

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended July 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$654,263	$573,292	$(211,061)	$1,016,494
Cost of goods sold	—	382,203	296,336	(207,889)	470,650
Gross profit	—	272,060	276,956	(3,172)	545,844
Selling, general and administrative expenses	27,987	189,214	105,178	524	322,903
Research and development expenses	499	24,780	12,826	—	38,105
Restructuring charges	—	6,709	7,106	—	13,815
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(28,486)	51,357	151,846	(3,696)	171,021
Interest, net	51,506	(16,143)	1,927	—	37,290
Loss on extinguishment of debt	5,593	—	—	—	5,593
(Loss) income from continuing operations before taxes	(85,585)	67,500	149,919	(3,696)	128,138
(Benefit) taxes on (loss) income from continuing operations	(35,711)	19,297	26,439	(599)	9,426
Equity in net income of consolidated subsidiaries	168,586	114,663	456	(283,705)	—
Income from continuing operations	118,712	162,866	123,936	(286,802)	118,712
Operating loss from discontinued operations	(848)	—	—	—	(848)
Tax benefit on loss from discontinued operations	(309)	—	—	—	(309)
Loss from discontinued operations	(539)	—	—	—	(539)
Net income	118,173	162,866	123,936	(286,802)	118,173
Other comprehensive income	119,422	117,531	123,275	(240,806)	119,422
Comprehensive income	$237,595	$280,397	$247,211	$(527,608)	$237,595

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	July 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$50,786	$12,626	$282,892	$—	$346,304
Accounts receivable, net	2,328	49,185	302,614	4,992	359,119
Accounts receivable from consolidated subsidiaries	25,539	1,004,686	359,567	(1,389,792)	—
Inventories, net	—	246,255	191,580	(32,407)	405,428
Prepaid expenses and other current assets	14,657	13,029	20,437	3,982	52,105
Prepaid taxes	11,811	—	7,273	—	19,084
Assets held for sale	—	3,239	—	—	3,239
Total current assets	105,121	1,329,020	1,164,363	(1,413,225)	1,185,279
Property, plant and equipment, net	2,887	233,105	174,987	—	410,979
Goodwill	—	1,245,806	975,082	—	2,220,888
Intangibles assets, net	—	1,312,928	993,276	—	2,306,204
Investments in consolidated subsidiaries	5,838,568	1,661,595	20,367	(7,520,530)	—
Deferred tax assets	—	—	4,670	(2,284)	2,386
Notes receivable and other amounts due from consolidated subsidiaries	2,255,108	2,313,458	—	(4,568,566)	—
Other assets	30,547	5,880	13,158	—	49,585
Total assets	$8,232,231	$8,101,792	$3,345,903	$(13,504,605)	$6,175,321
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$36,875	$—	$50,000	$—	$86,875
Accounts payable	4,258	53,913	36,663	—	94,834
Accounts payable to consolidated subsidiaries	1,033,197	288,217	68,378	(1,389,792)	—
Accrued expenses	18,991	33,421	51,928	—	104,340
Current portion of contingent consideration	—	110,454	—	—	110,454
Payroll and benefit-related liabilities	15,958	34,341	39,370	—	89,669
Accrued interest	6,731	—	40	—	6,771
Income taxes payable	—	—	6,700	(1,103)	5,597
Other current liabilities	874	33,609	3,422	—	37,905
Total current liabilities	1,116,884	553,955	256,501	(1,390,895)	536,445
Long-term borrowings	2,145,468	—	—	—	2,145,468
Deferred tax liabilities	89,938	260,624	248,156	(2,284)	596,434
Pension and postretirement benefit liabilities	63,481	32,283	17,319	—	113,083
Noncurrent liability for uncertain tax positions	1,680	8,294	2,791	—	12,765
Notes payable and other amounts due to consolidated subsidiaries	2,240,361	2,125,535	202,670	(4,568,566)	—
Noncurrent contingent consideration	—	121,116	11,089	—	132,205
Other liabilities	140,438	6,763	57,739	—	204,940
Total liabilities	5,798,250	3,108,570	796,265	(5,961,745)	3,741,340
Total shareholders' equity	2,433,981	4,993,222	2,549,638	(7,542,860)	2,433,981
Total liabilities and shareholders' equity	$8,232,231	$8,101,792	$3,345,903	$(13,504,605)	$6,175,321

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended July 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(165,764)	$253,365	$164,356	$(70,373)	$181,584
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(795)	(16,602)	(20,607)	—	(38,004)
Proceeds from sale of investments	22,944	—	—	(22,944)	—
Payments for businesses and intangibles acquired, net of cash acquired	—	1,404	(23,854)	—	(22,450)
Net cash provided by (used in) investing activities from continuing operations	22,149	(15,198)	(44,461)	(22,944)	(60,454)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(18,500)	—	—	—	(18,500)
Debt extinguishment, issuance and amendment fees	(188)	—	—	—	(188)
Net proceeds from share based compensation plans and the related tax impacts	9,800	—	—	—	9,800
Payments for contingent consideration	—	(62,574)	—	—	(62,574)
Dividends paid	(30,938)	—	—	—	(30,938)
Intercompany transactions	196,888	(171,900)	(47,932)	22,944	—
Intercompany dividends paid	—	—	(70,373)	70,373	—
Net cash provided by (used in) financing activities from continuing operations	157,062	(234,474)	(118,305)	93,317	(102,400)
Cash flows from discontinued operations:
Net cash used in operating activities	(464)	—	—	—	(464)
Net cash used in discontinued operations	(464)	—	—	—	(464)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,520)	—	(5,520)
Net increase (decrease) in cash and cash equivalents	12,983	3,693	(3,930)	—	12,746
Cash and cash equivalents at the beginning of the period	37,803	8,933	286,822	—	333,558
Cash and cash equivalents at the end of the period	$50,786	$12,626	$282,892	$—	$346,304

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended July 2, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(121,726)	$232,874	$148,460	$(61,918)	$197,690
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(173)	(19,760)	(16,900)	—	(36,833)
Proceeds from sale of assets	—	—	6,332	—	6,332
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	—	(17,935)	—	(993,459)
Net cash used in investing activities from continuing operations	(975,697)	(19,760)	(28,503)	—	(1,023,960)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,194,500	—	—	—	1,194,500
Reduction in borrowings	(228,273)	—	—	—	(228,273)
Debt extinguishment, issuance and amendment fees	(19,114)	—	—	—	(19,114)
Net proceeds from share based compensation plans and the related tax impacts	1,305	—	—	—	1,305
Payments for contingent consideration	—	(153)	—	—	(153)
Dividends paid	(30,590)	—	—	—	(30,590)
Intercompany transactions	222,684	(203,029)	(19,655)	—	—
Intercompany dividends paid	—	—	(61,918)	61,918	—
Net cash provided by (used in) financing activities from continuing operations	1,140,512	(203,182)	(81,573)	61,918	917,675
Cash flows from discontinued operations:
Net cash used in operating activities	(961)	—	—	—	(961)
Net cash used in discontinued operations	(961)	—	—	—	(961)
Effect of exchange rate changes on cash and cash equivalents	—	—	41,981	—	41,981
Net increase in cash and cash equivalents	42,128	9,932	80,365	—	132,425
Cash and cash equivalents at the beginning of the period	14,571	1,031	528,187	—	543,789
Cash and cash equivalents at the end of the period	$56,699	$10,963	$608,552	$—	$676,214

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring plans and programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of healthcare reform legislation and proposals to amend the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, sovereign debt issues and the impact of the United Kingdom’s vote to leave the European Union; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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
On June 21, 2018, we acquired certain assets of QT Vascular LTD ("QT Vascular"), a medical device company that developed and marketed coronary balloon catheters, which complement our interventional product portfolio. The consideration transferred for the assets was $20.6 million.
On May 1, 2018, we initiated a restructuring plan involving the relocation of certain manufacturing operations to an existing lower-cost location, the outsourcing of certain distribution operations and related workforce reductions (the "2018 Footprint realignment plan"). See "Result of Operations - Restructuring charges" below and Note 5 to the condensed consolidated financial statements included in this report for additional information.
On October 2, 2017, we acquired NeoTract, Inc. ("NeoTract"), a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. We made initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million. Additionally, the estimated fair value of contingent consideration related to NeoTract sales-based milestones as of July 1, 2018 was $227.7 million. The contingent consideration liability represents the estimated fair value of our obligations, under the acquisition agreement, to make payments of up to $375 million in the aggregate, of which $75 million was paid ($64.2 million of which was paid during the second quarter 2018 and $10.8 million of which was paid during the first week of the third quarter 2018), if specified net sales goals through the end of 2020 are achieved.
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
Change in Reportable Segments
Following our acquisition of Vascular Solutions, we commenced an integration program under which we are combining Vascular Solutions' businesses with some of our legacy businesses. As a result, effective during the fourth quarter of 2017, we realigned our operating segments. The changes to the operating segments were also made to reflect the manner in which our chief operating decision maker assesses business performance and allocates resources. We now have the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Europe, Middle East and Africa ("EMEA"), Asia and Original Equipment and Development Services ("OEM"). In connection with the presentation of segment information, we will continue to present certain segments, which currently include our Interventional Urology North America, Respiratory North America and Latin America operating segments, in the “all other” category because they are not material for separate disclosure. All prior comparative periods presented have been restated to reflect these changes.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in millions)		(Dollars in millions)
Net Revenues	$609.9	$528.6	$1,197.1	$1,016.5
Net revenues for the three months ended July 1, 2018 increased $81.3 million, or 15.4%, compared to the prior year period. The increase is primarily attributable to net revenues of $47.8 million generated by acquired businesses, $14.0 million in favorable fluctuations in foreign currency exchange rates and, to a lesser extent, an increase in new product sales.
Net revenues for the six months ended July 1, 2018 increased $180.6 million, or 17.8%, compared to the prior year period. The increase is primarily attributable to net revenues of $113.4 million generated by acquired businesses, $38.5 million in favorable fluctuations in foreign currency exchange rates and to a lesser extent, an increase in new product sales.

Gross profit

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in millions)		(Dollars in millions)
Gross profit	$344.8	$290.3	$676.0	$545.8
Percentage of sales	56.5%	54.9%	56.5%	53.7%
Gross margin for the three months ended July 1, 2018 increased 160 basis points, or 2.9%, compared to the prior year period. The increase in gross margin reflects the favorable impact of gross profit generated by NeoTract, as well as the impact of favorable manufacturing costs including the benefit from cost improvement initiatives such as the 2016 and 2014 Footprint realignment restructuring plans.

Gross margin for the six months ended July 1, 2018 increased 280 basis points, or 5.2%, compared to the prior year period. The increase in gross margin reflects the favorable impact of gross profit generated by acquired businesses, mainly NeoTract and Vascular Solutions, the impact of favorable manufacturing costs including the benefit from cost improvement initiatives such as the 2016 and 2014 Footprint realignment plans and the impact of favorable fluctuations in foreign currency exchange rates. The increase in gross margin also reflects the adverse impact on gross margin for the six months ended July 2, 2017 of the step-up in the carrying value of inventory recognized in connection with the Vascular Solutions acquisition.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in millions)		(Dollars in millions)
Selling, general and administrative	$229.9	$158.9	$445.3	$322.9
Percentage of sales	37.7%	30.1%	37.2%	31.8%
Selling, general and administrative expenses for the three months ended July 1, 2018 increased $71.0 million compared to the prior year period. The increase is primarily attributable to $32.7 million in operating expenses incurred by our NeoTract business (which we acquired in October 2017) and a $25.4 million increase in contingent consideration expense resulting from a change in the estimated fair value of our contingent consideration liabilities.
Selling, general and administrative expenses for the six months ended July 1, 2018 increased $122.4 million compared to the prior year period. The increase is primarily attributable to $72.1 million in operating expenses incurred by acquired businesses, primarily NeoTract, and a $34.9 million increase in contingent consideration expense resulting from a change in the estimated fair value of our contingent consideration liabilities. These increases were partially offset by a $8.4 million decrease in transaction and other nonrecurring expenses; in 2017, we incurred transaction and other nonrecurring expenses in connection with several acquisitions, principally including Vascular Solutions.
Research and development

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in millions)		(Dollars in millions)
Research and development	$26.0	$20.3	$52.0	$38.1
Percentage of sales	4.4%	3.8%	4.3%	3.7%
The increase in research and development expenses for the three and six months ended July 1, 2018 compared to the prior year period is primarily attributable to expenses incurred in connection with our anesthesia and interventional urology product portfolios.

Restructuring and impairment charges

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in millions)		(Dollars in millions)
Restructuring and impairment charges	$55.4	$0.9	$58.4	$13.8
For the three and six months ended July 1, 2018, we recorded $55.4 million and $58.4 million in restructuring and impairment charges, which primarily related to employee termination benefits under the 2018 Footprint realignment plan.
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
2018 Footprint realignment plan
On May 1, 2018, we initiated a restructuring plan involving the relocation of certain European manufacturing operations to an existing lower-cost location, the outsourcing of certain European distribution operations and related workforce reductions (the “2018 Footprint realignment plan"). These actions commenced in the second quarter 2018 and are expected to be substantially completed by the end of 2024.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2018 Footprint realignment plan of $102 million to $133 million, of which, we expect $55 million to $72 million to be incurred in 2018 and most of the balance to be incurred prior to the end of 2024. We estimate that $99 million to $127 million of these charges will result in future cash outlays, of which we expect $6 million to $8 million to be made in 2018 and most of the balance to be made by the end of 2024. Additionally, we expect to incur $19 million to $23 million in aggregate capital expenditures under the plan, of which we expect up to $1 million to be incurred during 2018 and most of the balance to be incurred by the end of 2021.
We expect to begin realizing plan-related savings in 2018 and expect to achieve annual pre-tax savings of $25 million to $30 million once the plan is fully implemented.
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
In addition to the 2018 Footprint realignment plan, we have ongoing restructuring programs related to (i) the integration of Vascular Solutions into Teleflex; (ii) the centralization of certain administrative functions in our EMEA segment; (iii) the consolidation of our manufacturing operations (referred to as our 2016 and 2014 Footprint realignment plans); and (iv) other restructuring programs designed to improve operating efficiencies and reduce costs. See Note 5 to the condensed consolidated financial statements included in this report. We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment ("the OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance, but the activities will result in cost savings (we expect only minimal costs to be incurred). With respect to our restructuring programs and the OEM initiative, the table below summarizes (1) the estimated total restructuring and restructuring related charges and estimated annual pre-tax savings (including pre-tax savings related to the OEM initiative) once the programs are completed; (2) the restructuring and restructuring related charges incurred and estimated pre-tax savings realized through December 31, 2017; and (3) the restructuring and restructuring related charges expected to be incurred and estimated incremental pre-tax savings (including pre-tax savings related to the OEM initiative) estimated to be realized for these programs from January 1, 2018 through the anticipated completion dates.

Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring and similar activities, changes in the scope of restructuring plans and programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings relating to programs involving the integration of acquired businesses are particularly difficult to forecast because the estimate of pre-tax savings, to a considerable extent, involves assumptions regarding operation of businesses during periods when those businesses were not administered by our management. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below reflects changes from amounts previously estimated. In addition, the table below does not include estimated charges and pre-tax savings related to completed programs. Estimated charges expected to be incurred in connection with the restructuring programs are described in more detail in Note 5 to the condensed consolidated financial statements included in this report.

	Ongoing restructuring programs and other similar cost savings initiatives (1)
	Estimated Total	Through December 31, 2017	Estimated Remaining from January 1, 2018 through December 31, 2024
	(Dollars in millions)
Restructuring charges	$109 - $126	$42	$67 - $84
Restructuring related charges (2)	102 - 125	44	58 - 81
Total charges	$211 - $251	$86	$125 - $165

OEM initiative pre-tax savings	$6 - $7	$—	$6 - $7
Pre-tax savings (3)(4)	$105 - $121	$45	$60 - $76
Total pre-tax savings	$111 - $128	$45	$66 - $83

(1)	Includes estimated financial information related to the 2018 Footprint realignment plan, which was initiated during the second quarter 2018 and is described in more detail above.

(2)
Restructuring related charges principally constitute pre-tax charges related to accelerated depreciation and other costs directly related to the plan, primarily consisting of costs to transfer manufacturing operations to the new location and project management costs, as well as a charge associated with our exit from facilities that is expected to be imposed by the taxing authority in the affected jurisdiction. Most of these charges (other than the tax charge) are expected to be recognized in costs of goods sold.

(3)
Approximately 65% of the pre-tax savings are expected to result in reductions to cost of goods sold. As previously disclosed, during 2016, in connection with our execution of the 2014 Footprint realignment plan, we implemented changes to medication delivery devices included in certain of our kits, which are expected to result in increased product costs (and therefore reduce the annual savings we anticipated at the inception of the plan). However, we also expect to achieve improved pricing on these kits that will offset the increased product costs. The improved pricing is expected to result in estimated annual increased revenues of $5 million to $6 million, which is not reflected in the table above. We realized a $1.0 million benefit resulting from this incremental pricing in 2017. Moreover, during the fourth quarter of 2017, we entered into an agreement with an alternate provider for the development and supply of a component to be included in certain kits sold by our Vascular North America and Anesthesia North America operating segments. The agreement will result in increased development costs, but is expected to reduce the cost of the component supply, once the supply becomes commercially available, as compared to the cost incurred with respect to our current suppliers. Therefore, we anticipate a net savings from the agreement, which is reflected in the table above.

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

Interest expense

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Dollars in millions)		(Dollars in millions)
Interest expense	$26.6	$19.9	$52.6	$37.6
Average interest rate on debt	4.4%	3.5%	4.3%	3.5%
The increase in interest expense for the three and six months ended July 1, 2018 compared to the prior year period was primarily due to an increase in average debt outstanding resulting from additional borrowings under our principal credit facility, as well as the November 2017 issuance of our 4.625% Senior Notes due 2027 ("2027 Notes"). The increase in interest expense was also the result of a higher average interest rate on our debt.

Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Effective income tax rate	136.3%	13.4%	23.2%	7.4%

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changes U.S. tax law by, among other things, permanently reducing corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018; implementing a territorial tax system, by generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 foreign subsidiary earnings and profits, which are deemed repatriated for purposes of the tax. In addition, the TCJA imposes two new U.S. tax base erosion provisions: (1) the global intangible low-taxed income ("GILTI") provisions and (2) the base erosion and anti-abuse tax ("BEAT") provisions, which are explained in more detail in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In accordance with the applicable provisions of SEC Staff Accounting Bulletin No. 118, we included in our consolidated financial statements as of December 31, 2017 provisional amounts reflecting the tax impact related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. Once our accounting for the income tax effects of the TCJA is complete, the amounts with respect to the income tax effects of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA.

The effective income tax rate for the three and six months ended July 1, 2018 was 136.3% and 23.2%, respectively, and 13.4% and 7.4% for the three and six months ended July 2, 2017, respectively. The effective income tax rate for the three and six months ended July 1, 2018 as compared to the prior year periods reflect non-deductible termination benefits and other costs incurred in connection with the 2018 Footprint realignment plan and a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability. In addition, the effective tax rate for the three and six months ended July 1, 2018 includes the benefit of a lower U.S. corporate tax rate of 21.0% resulting from the enactment of the TCJA, partially offset by a tax cost associated with GILTI and other TCJA related changes. The effective tax rate for the six months ended July 2, 2017 reflects a tax benefit associated with costs incurred in connection with the Vascular Solutions acquisition.

Segment Financial Information

	Three Months Ended			Six Months Ended
	July 1, 2018	July 2, 2017	% Increase/ (Decrease)	July 1, 2018	July 2, 2017	% Increase/ (Decrease)
	(Dollars in millions)			(Dollars in millions)
Vascular North America	$80.1	$78.8	1.6	$163.1	$157.8	3.4
Interventional North America	65.0	58.3	11.3	125.2	98.2	27.3
Anesthesia North America	50.5	49.1	2.9	101.1	97.3	3.9
Surgical North America	40.7	44.7	(9.0)	81.4	90.7	(10.2)
EMEA	153.4	138.5	10.8	313.3	272.0	15.2
Asia	72.4	66.0	9.7	130.6	116.2	12.5
OEM	52.6	45.1	16.5	98.4	88.5	11.3
All other	95.2	48.1	98.0	184.0	95.8	92.1
Net revenues	$609.9	$528.6	15.4	$1,197.1	$1,016.5	17.8

	Three Months Ended			Six Months Ended
	July 1, 2018	July 2, 2017	% Increase/ (Decrease)	July 1, 2018	July 2, 2017	% Increase/ (Decrease)
	(Dollars in millions)			(Dollars in millions)
Vascular North America	$24.6	$18.5	33.4	$49.3	$36.8	34.1
Interventional North America	16.5	8.7	87.3	30.6	0.7	3,826.9
Anesthesia North America	14.7	20.1	(26.6)	32.0	33.4	(3.9)
Surgical North America	17.1	17.3	(1.3)	31.8	33.7	(5.5)
EMEA	26.5	23.6	12.5	58.3	44.9	29.8
Asia	20.8	18.9	9.5	34.2	29.8	14.4
OEM	13.6	10.3	31.1	22.6	19.5	16.0
All other	(25.6)	9.0	(383.9)	(37.6)	18.3	(304.8)
Segment operating profit (1)	$108.2	$126.4	(14.5)	$221.2	$217.1	1.9

(1)
See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.

Comparison of the three and six months ended July 1, 2018 and July 2, 2017
Vascular North America
Vascular North America net revenues for the three months ended July 1, 2018 increased $1.3 million, or 1.6%, compared to the prior year period. The increase is primarily attributable to a $1.5 million increase in new product sales and, to a lesser extent, price increases partially offset by a $1.0 million decrease in sales volumes of existing products despite an incremental shipping day during the second quarter 2018.
Vascular North America net revenues for the six months ended July 1, 2018 increased $5.3 million, or 3.4%, compared to the prior year period. The increase is primarily attributable to a $3.1 million increase in new product sales and $1.5 million of price increases.
Vascular North America operating profit for the three months ended July 1, 2018 increased $6.1 million, or 33.4%, compared to the prior year period. The increase is primarily attributable to lower selling and administrative expenses and an increase in gross profit as a result of lower manufacturing costs.
Vascular North America operating profit for the six months ended July 1, 2018 increased $12.5 million, or 34.1%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from lower manufacturing costs and increased new product sales, as well as lower selling and administrative expenses.

Interventional North America
Interventional North America net revenues for the three months ended July 1, 2018 increased $6.7 million, or 11.3%, compared to the prior year period. The increase is primarily attributable to a $3.7 million increase in sales volumes of existing products and a $2.5 million increase in new product sales.
Interventional North America net revenues for the six months ended July 1, 2018 increased $27.0 million, or 27.3%, compared to the prior year period. The increase is primarily attributable to net revenues of $18.8 million generated by Vascular Solutions and, to a lesser extent, an increase in new product sales.
Interventional North America operating profit for the three months ended July 1, 2018 increased $7.8 million, or 87.3%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from increases in sales volumes of existing products and new product sales. The increase in gross profit also reflects the adverse effect on prior year period gross profit of the step-up in carrying value of inventory recognized in connection with the Vascular Solutions acquisition.
Interventional North America operating profit for the six months ended July 1, 2018 increased $29.9 million, or 3,826.9%, compared to the prior year period. The increase is primarily attributable to operating profit generated by Vascular Solutions. The increase in gross profit also reflects the adverse effect on prior year period gross profit of transaction and other expenses, as well as the step-up in carrying value of inventory, recognized in connection with the Vascular Solutions acquisition.
Anesthesia North America
Anesthesia North America net revenues for the three months ended July 1, 2018 increased $1.4 million, or 2.9%, compared to the prior year period. The increase in net revenues is primarily attributable to a $1.4 million increase in new product sales and a $1.1 million increase in sales volumes of existing products driven by an incremental shipping day in the second quarter 2018 partially offset by $1.2 million of price decreases.
Anesthesia North America net revenues for the six months ended July 1, 2018 increased $3.8 million, or 3.9%, compared to the prior year period. The increase is primarily attributable to a $2.7 million increase in new product sales and a $1.9 million increase in sales volumes of existing products partially offset by $1.9 million of price decreases.
Anesthesia North America operating profit for the three months ended July 1, 2018 decreased $5.4 million, or 26.6%, compared to the prior year period. The prior year period operating profit reflects a favorable ruling in a lawsuit involving an insurance provider, which resulted in a $6.4 million gain recognized in the prior year period.
Anesthesia North America operating profit for the six months ended July 1, 2018 decreased $1.4 million, or 3.9%, compared to the prior year period. The prior year period operating profit reflects a favorable ruling in a lawsuit involving an insurance provider, which resulted in a $6.4 million gain. The decrease in the 2018 period was partially offset by an increase in gross profit resulting from favorable mix.
Surgical North America
Surgical North America net revenues for the three and six months ended July 1, 2018 decreased $4.0 million or 9.0%, and $9.3 million, or 10.2%, respectively, compared to the corresponding prior year periods. The decreases are primarily attributable to decreases in sales volumes of existing products.
Surgical North America operating profit for the three and six months ended July 1, 2018 decreased $0.2 million, or 1.3% and $1.9 million, or 5.5%, respectively, compared to the prior year periods. The decreases were primarily attributable to decreases in gross profit resulting from decreased sales volumes of existing products and unfavorable fluctuations in foreign currency exchange rates partially offset by favorable mix. Additionally, the decreases in operating profit were partially offset by lower operating expenses including a benefit resulting from a reduction in a contingent consideration liability.
EMEA
EMEA net revenues for the three months ended July 1, 2018 increased $14.9 million, or 10.8%, compared to the prior year period. The increase is primarily attributable to $10.7 million in favorable fluctuations in foreign currency exchange rates and price increases of $4.8 million partially offset by a decrease in sales volumes of existing products.

EMEA net revenues for the six months ended July 1, 2018 increased $41.3 million, or 15.2%, compared to the prior year period. The increase is primarily attributable to favorable fluctuations in foreign currency exchange rates of $30.0 million and price increases.
EMEA operating profit for the three months ended July 1, 2018 increased $2.9 million, or 12.5%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit driven by favorable fluctuations in foreign currency exchange rates and price increases partially offset by higher operating expenses.
EMEA operating profit for the six months ended July 1, 2018 increased $13.4 million, or 29.8%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from favorable fluctuations in foreign currency exchange rates and price increases partially offset by higher operating expenses including selling and amortization expenses.
Asia
Asia net revenues for the three months ended July 1, 2018 increased $6.4 million, or 9.7%, compared to the prior year period. The increase is primarily attributable to $2.4 million in favorable fluctuations in foreign currency exchange rates a $1.9 million increase in sales volumes of existing products and a $1.8 million increase in new product sales.
Asia net revenues for the six months ended July 1, 2018 increased $14.4 million, or 12.5%, compared to the prior year period. The increase is primarily attributable to $5.6 million in favorable fluctuations in foreign currency exchange rates, a $4.5 million increase in sales volumes of existing products and net revenues generated by acquired businesses.
Asia operating profit for the three months ended July 1, 2018 increased $1.9 million, or 9.5%, compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from favorable fluctuations in foreign currency exchange rates partially offset by higher general and administrative expenses.
Asia operating profit for the six months ended July 1, 2018 increased $4.4 million, or 14.4%, compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from favorable fluctuations in foreign currency exchange rates partially offset by higher selling, marketing and administrative expenses.
OEM
OEM net revenues for the three months ended July 1, 2018 increased $7.5 million, or 16.5%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products of $6.9 million.
OEM net revenues for the six months ended July 1, 2018 increased $9.9 million, or 11.3%, compared to the prior year period. The increase is primarily attributable to an $8.5 million increase in sales volumes of existing products and favorable fluctuations in foreign currency exchange rates.
OEM operating profit for the three months ended July 1, 2018 increased $3.3 million, or 31.1%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from higher sales volumes partially offset by higher manufacturing costs.
OEM operating profit for the six months ended July 1, 2018 increased $3.1 million, or 16.0%, compared to the prior year period. The increase is primarily attributable to lower general and administrative expenses and an increase in gross profit. The increase in gross profit is driven by higher sales volumes partially offset by higher manufacturing costs.
All Other
Net revenues for our other operating segments increased $47.1 million, or 98.0% and $88.2 million, or 92.1%, for the three and six months ended July 1, 2018, respectively, compared to the prior year periods. The increases are primarily attributable to net revenues generated by NeoTract.
Operating profit for our other operating segments decreased $34.6 million or 383.9% and $55.9 million, or 304.8% for the three and six months ended July 1, 2018, respectively, compared to the corresponding prior year periods. The decreases are primarily attributable to an increase in contingent consideration liabilities and operating expenses associated with NeoTract.

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
The TCJA significantly changed U.S. tax law by, among other things, imposing a one-time repatriation tax on undistributed post-1986 earnings and profits of foreign subsidiaries. Previously, we were not taxed in the U.S. on certain foreign earnings unless and until they were repatriated to the U.S. Under the TCJA, we will have to pay $154.0 million over eight years for the deemed repatriation of these foreign earnings, regardless of whether such earnings are actually repatriated. As a result of the repatriation tax provisions of the TCJA, we anticipate that, generally, we will be able to access cash located at our foreign subsidiaries without incurring any additional U.S. federal income tax liabilities. We are not aware of any other restrictions on repatriation of these funds and, subject to cash payment of additional foreign withholding taxes, these funds could be repatriated, if necessary.
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly with respect to customers in Greece, Italy, Portugal and Spain, and consider other mitigation strategies. As of July 1, 2018 and December 31, 2017, our net trade accounts receivable from publicly funded hospitals in Italy, Spain, Portugal and Greece were $26.4 million and $24.7 million, respectively. As of July 1, 2018 and December 31, 2017, our net trade accounts receivable from customers in these countries were approximately 15.0%, of our consolidated net trade accounts receivable. For the six months ended July 1, 2018 and July 2, 2017, net revenues from customers in these countries were 6.3% of total net revenues, and average days that current and long-term trade accounts receivable were outstanding were 150 days and 162 days, respectively. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2018 and future years.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $181.6 million for the six months ended July 1, 2018 as compared to $197.7 million for the six months ended July 2, 2017. The $16.1 million decrease is attributable to the net unfavorable impact of changes in working capital partially offset by favorable operating results. The net unfavorable impact from changes in working capital were due to a net decrease in income taxes payable and a net increase in accounts receivable which were partially offset by an increase in accounts payable, accrued expenses and other liabilities.
The decrease in incomes taxes payable for the six months ended July 1, 2018 was $29.7 million compared to a decrease of $6.0 million for six months ended July 2, 2017. The decrease in income taxes payable was the result of higher payments in the first half of 2018 as compared to the same period in 2017. The increase in accounts receivable for the six months ended July 1, 2018 was $15.9 million compared to a decrease of $5.1 million for six months ended July 2, 2017. The net increase in accounts receivable is attributable to higher net revenues in the first half of 2018. In addition, in the first quarter of 2017, we sold $16.0 million of outstanding receivables related to sales of our products to public hospitals in Italy. The increase in accounts payable, accrued expenses and other liabilities for the six months ended July 1, 2018 was $38.1 million compared to an increase of $6.5 million for six months ended July 2, 2017. The increase is attributable to increased restructuring activity primarily related to the 2018 Footprint realignment plan.

Net cash used in investing activities from continuing operations was $60.5 million for the six months ended July 1, 2018, which includes a cash outflow for capital expenditures of $38.0 million and acquisition payments of $22.5 million principally related to our acquisition of assets from QT Vascular.

Net cash used in financing activities from continuing operations was $102.4 million for the six months ended July 1, 2018, which includes contingent consideration payments of $62.6 million, dividend payments of $30.9 million and borrowing repayments of $18.5 million, partially offset by proceeds from share based compensation and related tax benefits of $9.8 million.

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
As of July 1, 2018, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2024 Notes, the 2026 Notes and the 2027 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
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
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting guidance, including estimated effects, if any, of adoption of the guidance on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and

(ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management’s assessment of disclosure controls and procedures excluded consideration of NeoTract’s internal control over financial reporting.  NeoTract was acquired during the fourth quarter of 2017 and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  NeoTract's total assets (excluding goodwill and intangible assets) were $84.6 million as of July 1, 2018; its revenues for the three and six months ended July 1, 2018 were $47.7 million and $90.0 million, respectively.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of July 1, 2018 and December 31, 2017, we have accrued liabilities of approximately $1.7 million and $3.8 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
There have been no significant changes in risk factors for the quarter ended July 1, 2018. See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended July 1, 2018 and July 2, 2017; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2018 and July 2, 2017; (iii) the Condensed Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2018 and July 2, 2017; (v) the Condensed Consolidated Statements of Changes in Equity for the six months ended July 1, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

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
Dated: August 2, 2018