Form 10-Q
period 2018-09-30
TELEFLEX INC
filed 2018-11-01
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 45,982,120 shares of common stock, par value $1.00 per share, outstanding as of October 30, 2018.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars and shares in thousands, except per share)
Net revenues	$609,672	$534,703	$1,806,768	$1,551,197
Cost of goods sold	267,099	239,476	788,147	710,126
Gross profit	342,573	295,227	1,018,621	841,071
Selling, general and administrative expenses	214,894	163,771	660,148	486,674
Research and development expenses	26,365	21,194	78,410	59,299
Restructuring and impairment charges (credits)	19,209	(92)	77,625	13,723
Income from continuing operations before interest, loss on extinguishment of debt and taxes	82,105	110,354	202,438	281,375
Interest expense	27,171	21,264	79,763	58,884
Interest income	(320)	(286)	(776)	(616)
Loss on extinguishment of debt	—	—	—	5,593
Income from continuing operations before taxes	55,254	89,376	123,451	217,514
(Benefit) taxes on income from continuing operations	(1,286)	9,978	14,532	19,404
Income from continuing operations	56,540	79,398	108,919	198,110
Operating income (loss) from discontinued operations	(83)	(3,749)	1,246	(4,597)
Tax (benefit) on income (loss) from discontinued operations	(67)	(1,366)	(47)	(1,675)
Income (loss) from discontinued operations	(16)	(2,383)	1,293	(2,922)
Net income	$56,524	$77,015	$110,212	$195,188
Earnings per share:
Basic:
Income from continuing operations	$1.23	$1.76	$2.39	$4.40
Income (loss) from discontinued operations	—	(0.05)	0.03	(0.06)
Net income	$1.23	$1.71	$2.42	$4.34
Diluted:
Income from continuing operations	$1.21	$1.70	$2.33	$4.24
Income (loss) from discontinued operations	—	(0.05)	0.03	(0.06)
Net income	$1.21	$1.65	$2.36	$4.18
Dividends per share	$0.34	$0.34	$1.02	$1.02
Weighted average common shares outstanding
Basic	45,851	45,035	45,587	44,975
Diluted	46,815	46,587	46,785	46,673
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in thousands)
Net income	$56,524	$77,015	$110,212	$195,188
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(3,505), $(8,429), $0, and $(26,910), for the three and nine months periods, respectively	14,387	43,345	(30,130)	156,012
Pension and other postretirement benefit plans adjustment, net of tax of $(363), $(479), $(1,253), and $(1,476) for the three and nine month period, respectively	1,215	743	4,111	2,337
Derivatives qualifying as hedges, net of tax of $(308), $141, $(419) and $(1,029) for the three and nine month period, respectively	1,651	(243)	1,943	4,918
Other comprehensive (loss) income, net of tax:	17,253	43,845	(24,076)	163,267
Comprehensive income	$73,777	$120,860	$86,136	$358,455
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$356,276	$333,558
Accounts receivable, net	374,341	345,875
Inventories, net	411,066	395,744
Prepaid expenses and other current assets	55,173	47,882
Prepaid taxes	40,715	5,748
Assets held for sale	3,239	—
Total current assets	1,240,810	1,128,807
Property, plant and equipment, net	421,265	382,999
Goodwill	2,223,429	2,235,592
Intangible assets, net	2,262,818	2,383,748
Deferred tax assets	2,305	3,810
Other assets	50,093	46,536
Total assets	$6,200,720	$6,181,492
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$77,250	$86,625
Accounts payable	97,628	92,027
Accrued expenses	105,584	96,853
Current portion of contingent consideration	102,664	74,224
Payroll and benefit-related liabilities	94,132	107,415
Accrued interest	20,623	6,165
Income taxes payable	13,347	11,514
Other current liabilities	38,065	9,053
Total current liabilities	549,293	483,876
Long-term borrowings	2,075,834	2,162,927
Deferred tax liabilities	606,082	603,676
Pension and postretirement benefit liabilities	99,350	121,410
Noncurrent liability for uncertain tax positions	13,170	12,296
Noncurrent contingent consideration	141,910	197,912
Other liabilities	208,016	168,864
Total liabilities	3,693,655	3,750,961
Commitments and contingencies
Total shareholders' equity	2,507,065	2,430,531
Total liabilities and shareholders' equity	$6,200,720	$6,181,492
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$110,212	$195,188
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,293)	2,922
Depreciation expense	44,517	42,390
Amortization expense of intangible assets	111,974	63,976
Amortization expense of deferred financing costs and debt discount	3,548	3,940
Loss on extinguishment of debt	—	5,593
Fair value step up of acquired inventory sold	—	10,442
Changes in contingent consideration	47,344	(109)
Impairment of long-lived assets	19,110	—
Stock-based compensation	16,469	14,519
Deferred income taxes, net	8,664	(15,682)
Other	(13,028)	(13,559)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(29,830)	6,428
Inventories	(19,665)	(20,257)
Prepaid expenses and other current assets	(6,468)	(4,009)
Accounts payable, accrued expenses and other liabilities	54,581	24,128
Income taxes receivable and payable, net	(43,191)	3,798
Net cash provided by operating activities from continuing operations	302,944	319,708
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(55,751)	(53,977)
Proceeds from sale of assets	—	6,332
Payments for businesses and intangibles acquired, net of cash acquired	(22,550)	(1,010,711)
Net cash used in investing activities from continuing operations	(78,301)	(1,058,356)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	—	1,963,500
Reduction in borrowings	(98,500)	(747,576)
Debt extinguishment, issuance and amendment fees	(188)	(19,114)
Net proceeds from share based compensation plans and the related tax impacts	18,666	4,739
Payments for contingent consideration	(73,152)	(245)
Dividends paid	(46,526)	(45,905)
Net cash provided by (used in) financing activities from continuing operations	(199,700)	1,155,399
Cash flows from discontinued operations:
Net cash used in operating activities	(701)	(1,140)
Net cash used in discontinued operations	(701)	(1,140)
Effect of exchange rate changes on cash and cash equivalents	(1,524)	58,173
Net increase in cash and cash equivalents	22,718	473,784
Cash and cash equivalents at the beginning of the period	333,558	543,789
Cash and cash equivalents at the end of the period	$356,276	$1,017,573

Non cash investing activities of continuing operations:
Property, plant and equipment additions due to build-to-suit lease transaction	$28,147	$—

Non cash financing activities of continuing operations:
Settlement and exchange of convertible notes with common or treasury stock	$—	$53,207
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$56,075	$127,158
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2017	46,871	$46,871	$591,721	$2,285,886	$(265,091)	1,704	$(228,856)	$2,430,531
Cumulative effect adjustment resulting from the adoption of new accounting standards				3,076				3,076
Net income				110,212				110,212
Cash dividends ($1.02 per share)				(46,526)				(46,526)
Other comprehensive loss					(24,076)			(24,076)
Settlements of warrants			(56,115)			(412)	56,075	(40)
Shares issued under compensation plans	321	321	29,315			(47)	3,384	33,020
Deferred compensation			398			(10)	470	868
Balance as of September 30, 2018	47,192	$47,192	$565,319	$2,352,648	$(289,167)	1,235	$(168,927)	$2,507,065
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
Note 2 — New accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue. This new guidance, as amended by additional guidance issued in 2015 and 2016, is encompassed in FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) and is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and affects any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted the new standard on January 1, 2018, applying the modified retrospective method to all of its contracts; as a result, the Company recognized the cumulative effect of adopting the guidance as a $1.2 million increase to the Company's opening balance of retained earnings on the adoption date. In addition, in connection with its adoption of the new guidance, the Company reclassified the reserve for product returns from a reduction of receivables to a liability. The reserve for returns and allowances was $4.6 million at September 30, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations, cash flows and financial position. Additional information and disclosures required by this new standard are contained in Note 3.
In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. Under the new guidance, lessees (including lessees under both leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for leases, subject to an option to elect certain practical expedients. As a result, companies can elect to apply the transition approach either for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or for leases existing at, or entered into after, the adoption date. The Company is currently evaluating this guidance to determine its impact on the Company’s consolidated results of operations, cash flows and financial position.

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
In August 2017, the FASB issued guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The new guidance provides for changes to current designation and measurement guidance for qualifying hedging relationships and to the method of presenting hedge results. In addition, the new guidance includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The new guidance is effective for reporting periods beginning after December 15, 2018, but the guidance permits early adoptions, and the Company adopted the guidance effective October 1, 2018; the adoption did not result in any cumulative-effect adjustments to retained earnings.
In February 2018, the FASB issued new guidance to address a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act ("the TCJA"). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) do not reflect the appropriate tax rate. The new guidance permits a reclassification of these amounts from accumulated other comprehensive income to retained earnings, thereby eliminating the stranded tax effects. The new guidance also requires certain disclosures about the stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new guidance can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate under the TCJA is recognized. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
Note 3 - Net revenues
The Company primarily generates revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when the Company’s products are shipped from the manufacturing or distribution facility. For the Company’s OEM segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

alternative use and the Company has an enforceable right to payment to the extent that performance has been completed. The Company markets and sells products through its direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 86%, 10% and 4% of consolidated net revenues, respectively, for the nine months ended September 30, 2018. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

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
The amount of consideration the Company receives and revenue the Company recognizes varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. The Company’s policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. When the Company gives customers the right to return products, the Company estimates the expected returns based on an analysis of historical experience. The reserve for returns and allowances was $4.6 million and $4.4 million as of September 30, 2018 and October 1, 2017, respectively. In estimating customer rebates, the Company considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers (as the Company has a history of providing similar rebates on similar products to similar customers) and other relevant information. The reserve for customer incentive programs, including customer rebates, was $17.1 million and $10.2 million at September 30, 2018 and October 1, 2017, respectively. The Company expects the amounts subject to the reserve as of September 30, 2018 to be paid within 90 days subsequent to period-end.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and nine months ended September 30, 2018 and October 1, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue by global product category (1) (2)	(Dollars in thousands)
Vascular access	$142,712	$133,521	$427,557	$396,866
Anesthesia	87,973	87,964	263,202	255,107
Interventional	79,404	69,186	228,262	181,577
Surgical	89,910	85,210	266,049	263,254
Interventional urology	48,995	—	138,969	—
OEM	54,838	48,589	153,286	137,067
Other (3)	105,840	110,233	329,443	317,326
Net revenues	$609,672	$534,703	$1,806,768	$1,551,197

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

(2)
The methodology used to determine the product revenues included within certain of the product categories listed in the table above differs from the methodology used to classify revenues in our reportable segments, including the similarly named North American reportable segments. The differences are due to the fact that segment classification generally is determined based on the call point within the customer's organization from which the purchase order resulting in the sale originated, while the classification of products within the product categories listed in the table above includes all sales of products within the listed product category, regardless of the call point within the customer's organization from which the sale originated.

(3) Other revenues in the table above include revenues related to sales of the Company’s respiratory, urology and cardiac products.

Note 4 — Acquisitions
On October 4, 2018, the Company acquired Essential Medical, Inc., a medical device company that developed the CE marked MANTA Vascular Closure Device, which is designed for closure of large bore arteriotomies and complements the Company's interventional product portfolio. See Note 16 for additional details.
On June 21, 2018, the Company acquired certain assets of QT Vascular LTD ("QT Vascular"), a medical device company that developed and marketed coronary balloon catheters, which complement the Company's interventional product portfolio. The aggregate consideration transferred for the assets, which primarily consisted of intellectual property, was $20.6 million. The acquisition was accounted for as a business combination.
2017 Acquisitions
During 2017, the Company completed several acquisitions; the largest of which were NeoTract, Inc. ("NeoTract") and Vascular Solutions, Inc. ("Vascular Solutions"), which are summarized below. The fair value of the consideration transferred for the 2017 acquisitions was $2.0 billion.
NeoTract
On October 2, 2017, the Company acquired NeoTract, a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The Company made initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million. Additionally, the estimated fair value of contingent consideration related to NeoTract sales-based milestones as of September 30, 2018 was $229.4 million. The contingent consideration liability represents the estimated fair value of the Company’s obligations, under the acquisition agreement, to make additional payments of up to $300 million in the aggregate if specified sales goals through the end of 2020 are achieved. The Company made a payment of $75.0 million during 2018 as a result of the achievement of a sales goal for the period from January 1, 2018 to April 30, 2018. NeoTract financial information is primarily presented within the Interventional U

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

rology North America operating segment, which is included in the "all other" category in the Company's presentation of segment information.
Vascular Solutions
On February 17, 2017, the Company acquired Vascular Solutions, a medical device company that developed and marketed products for use in minimally invasive coronary and peripheral vascular procedures. The aggregate consideration paid by the Company in connection with the acquisition was $975.5 million.
Pro forma combined financial information
The following unaudited pro forma combined financial information for the three and nine months ended October 1, 2017 gives effect to the Vascular Solutions and NeoTract acquisitions as if they had occurred on January 1, 2016. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

	Three Months Ended	Nine Months Ended
	October 1, 2017	October 1, 2017
	(Dollars and shares in thousands, except per share)
Net revenue	$568,437	$1,660,591
Net income	$52,909	$157,249
Basic earnings per common share:
Net income	$1.17	$3.50
Diluted earnings per common share:
Net income	$1.14	$3.37
Weighted average common shares outstanding:
Basic	45,035	44,975
Diluted	46,587	46,673
The unaudited pro forma combined financial information presented above includes the accounting effects of the Vascular Solutions and NeoTract acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; adjustments for depreciation of property, plant and equipment; interest expense; and the related tax effects.
Note 5 — Restructuring and impairment charges (credits)
The following tables provide information regarding restructuring and impairment charges (credits) recognized by the Company for the three and nine months ended September 30, 2018 and October 1, 2017:

Three Months Ended September 30, 2018
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$1,119	$145	$1,264
Other restructuring programs (2)	468	232	700
Restructuring charges	$1,587	$377	$1,964
Asset impairment charges	—	17,245	17,245
Restructuring and impairment charges	$1,587	$17,622	$19,209

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended October 1, 2017
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
Restructuring (credits) charges (3)	$(554)	$462	$(92)

Nine Months Ended September 30, 2018
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$53,463	$275	$53,738
2016 Footprint realignment plan	2,379	417	2,796
Other restructuring programs (4)	1,318	663	1,981
Restructuring charges	$57,160	$1,355	$58,515
Asset impairment charges	—	19,110	19,110
Restructuring and impairment charges	$57,160	$20,465	$77,625

Nine Months Ended October 1, 2017
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2017 Vascular Solutions integration program	$4,534	$92	$4,626
2017 EMEA restructuring program	5,822	84	5,906
2016 Footprint realignment plan	1,099	233	1,332
Other restructuring programs (5)	1,352	507	1,859
Restructuring charges	$12,807	$916	$13,723

(1)	Other costs include facility closure, contract termination, and other exit costs.
(2) Other restructuring programs include the 2016 and 2014 Footprint realignment plans, the 2017 Vascular Solutions integration program, the 2017 EMEA restructuring program and the other 2016 restructuring programs.

(3)
Restructuring charges (credits) include activity related to the 2017 Vascular Solutions integration program, the 2017 EMEA restructuring program, the 2016 and 2014 footprint realignment plans, the 2017 Pyng integration program and the other 2016 restructuring programs. The Company committed to the 2017 Pyng integration program, which relates to the integration of Pyng Medical Corp. (“Pyng”) into the Company, during the second quarter of 2017, following the Company’s acquisition of Pyng in April 2017.

(4) Other restructuring programs include the 2014 Footprint realignment plan, the 2017 Vascular Solutions integration program, the 2017 EMEA restructuring program and the other 2016 restructuring programs.
(5) Other restructuring programs include the 2014 Footprint realignment plan, the 2017 Pyng integration program and the other 2016 restructuring programs.

2018 Footprint Realignment Plan

On May 1, 2018, the Company initiated a restructuring plan involving the relocation of certain European manufacturing operations to existing lower-cost locations, the outsourcing of certain of the Company’s European distribution operations and related workforce reductions (the “2018 Footprint realignment plan"). These actions are expected to be substantially completed by the end of 2024. The following table provides a summary of the Company’s cost estimates by major type of expense associated with the 2018 Footprint realignment plan:

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

(2)
Consists of pre-tax charges related to accelerated depreciation and other costs directly related to the plan, primarily project management costs and costs to transfer manufacturing operations to the new locations, as well as a charge associated with the Company’s exit from the facilities that is expected to be imposed by the taxing authority in the affected jurisdiction. Excluding this tax charge, substantially all of the charges are expected to be recognized within costs of goods sold.

In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2018 Footprint realignment plan of $1.8 million and $2.8 million for the three and nine months ended September 30, 2018, respectively, within cost of goods sold.
As of September 30, 2018, the Company has a restructuring reserve of $51.6 million related to this plan, all of which related to termination benefits.
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
In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2016 Footprint realignment plan of $1.7 million and $5.1 million for the three and nine months ended September 30, 2018 and $1.4 million and $5.5 million for the three and nine months ended October 1, 2017, respectively. The majority of these restructuring related charges in both periods constituted accelerated depreciation and other costs arising principally as a result of the transfer of manufacturing operations to new locations.
The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2016 Footprint realignment plan of approximately $43 million. As of September 30, 2018, the Company has incurred aggregate restructuring charges in connection with the 2016 Footprint realignment plan of $17.4 million. Additionally, as of September 30, 2018, the Company has incurred aggregate restructuring related charges of $19.8 million with respect to the 2016 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations to new locations. The restructuring related charges primarily were included in cost of goods sold. As of September 30, 2018, the Company has a restructuring reserve of $5.9 million related to this plan, all of which related to termination benefits.
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

In addition to the restructuring charges set forth in the tables above, the Company recorded restructuring related charges with respect to the 2014 Footprint realignment plan of $0.8 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, and $1.0 million and $3.1 million for the three and nine months ended October 1, 2017, respectively. The majority of these restructuring related charges in both periods constituted accelerated depreciation and other costs arising principally as a result of the transfer of manufacturing operations to new locations.

The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2014 Footprint realignment plan of $46 million to $51 million. As of September 30, 2018, the Company has incurred aggregate restructuring charges of $12.4 million in connection with the 2014 Footprint realignment plan. Additionally, as of September 30, 2018, the Company has incurred aggregate restructuring related charges of $28.7 million related to the 2014 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations from the existing locations to new locations. These restructuring related charges primarily were included in cost of goods sold. As of September 30, 2018, the Company has a restructuring reserve of $3.8 million in connection with the plan, all of which related to termination benefits.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As the restructuring programs progress, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with GAAP. For additional information related to the Company's restructuring programs, see Note 4 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2017.
Restructuring charges (credits) by reportable operating segment, and by all other operating segments in the aggregate, for the three and nine months ended September 30, 2018 and October 1, 2017 are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in thousands)
Vascular North America	$203	$582	$725	$1,663
Interventional North America	(26)	(228)	881	4,178
Anesthesia North America	38	220	164	1,031
EMEA	1,520	(632)	54,310	6,483
All other	229	(34)	2,435	368
Restructuring charges	$1,964	$(92)	$58,515	$13,723
Asset Impairment Charges
During the third quarter 2018, the Company decided to abandon certain intellectual property and other assets associated with products that will be eliminated from the Company's interventional product portfolio. As a result, the Company recognized pre-tax impairment charges of $17.2 million ($9.2 million after tax) for the three months ended September 30, 2018.
Note 6 — Inventories, net
Inventories as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Raw materials	$105,600	$98,451
Work-in-process	65,291	62,381
Finished goods	240,175	234,912
Inventories, net	$411,066	$395,744
Note 7 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment, and by all other operating segments in the aggregate, for the nine months ended September 30, 2018:

	Vascular North America	Interventional North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All Other	Total
	(Dollars in thousands)
December 31, 2017	$264,869	$433,049	$157,289	$250,912	$494,548	$209,200	$4,883	$420,842	$2,235,592
Goodwill related to acquisitions	—	1,027	—	—	(27)	(9)	—	(413)	578
Currency translation adjustment	—	(1,934)	(634)	—	(7,778)	(3,079)	—	684	(12,741)
September 30, 2018	$264,869	$432,142	$156,655	$250,912	$486,743	$206,112	$4,883	$421,113	$2,223,429

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company's gross carrying amount of, and accumulated amortization relating to, intangible assets as of September 30, 2018 and December 31, 2017 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Customer relationships	$1,020,603	$1,023,837	$(314,051)	$(281,263)
In-process research and development	29,377	34,672	—	—
Intellectual property	1,273,503	1,287,487	(305,350)	(258,580)
Distribution rights	23,637	23,697	(17,756)	(16,996)
Trade names	569,570	571,510	(33,001)	(22,069)
Non-compete agreements	23,672	23,429	(7,386)	(1,976)
	$2,940,362	$2,964,632	$(677,544)	$(580,884)
During the third quarter 2018, the Company recognized a $16.9 million pre-tax ($8.9 million after tax) impairment charge related to the abandonment of certain intellectual property intangible assets. Refer to Note 5 for additional details.
Note 8 — Financial instruments

On October 4, 2018, the Company executed cross-currency interest rate swaps to hedge against the effect of variability in the U.S. dollar to euro exchange rate. See Note 16 for additional details.
Foreign Currency Forward Contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage exposure related to foreign currency transactions. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. For the three and nine months ended September 30, 2018 the Company recognized a gain related to non-designated foreign currency forward contracts of $1.0 million and $0.3 million, respectively. For the three and nine months ended October 1, 2017, the Company recognized a loss related to non-designated foreign currency forward contracts of $0.6 million and $3.7 million, respectively.
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$2,158	$914
Non-designated foreign currency forward contracts	175	307
Prepaid expenses and other current assets	$2,333	$1,221
Total asset derivatives	$2,333	$1,221
Liability derivatives:
Designated foreign currency forward contracts	$572	$1,373
Non-designated foreign currency forward contracts	1,064	53
Other current liabilities	$1,636	$1,426
Total liability derivatives	$1,636	$1,426

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 30, 2018 and December 31, 2017 was $127.5 million and $88.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of September 30, 2018 and December 31, 2017 was $124.6 million and $110.6 million, respectively. All open foreign currency forward contracts as of September 30, 2018 have durations of twelve months or less.
There was no ineffectiveness related to the Company’s cash flow hedges during the three and nine months ended September 30, 2018 and October 1, 2017.
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
Certain of the Company’s customers, particularly in Greece, Italy, Spain and Portugal, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers. As a result, the Company continues to closely monitor the allowance for doubtful accounts with respect to these customers. The following table provides information regarding the Company's allowance for doubtful accounts, the aggregate net current and long-term trade accounts receivable related to customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term trade accounts receivable represented by these customers' trade accounts receivable at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Allowance for doubtful accounts (1)	$9,657	$10,255
Current and long-term trade accounts receivable, net in Greece, Italy, Spain and Portugal (2)	$51,468	$49,054
Percentage of total net current and long-term trade accounts receivable - Greece, Italy, Spain and Portugal	14.1%	14.6%
(1) The current portion of the allowance for doubtful accounts was $3.9 million and $3.5 million as of September 30, 2018 and December 31, 2017, respectively, and was recognized in accounts receivable, net.

(2)	The long-term portion of trade accounts receivable, net from customers in Greece, Italy, Spain and Portugal at September 30, 2018 and December 31, 2017 was $4.2 million and $3.3 million, respectively.
For the nine months ended September 30, 2018 and October 1, 2017, net revenues from customers in Greece, Italy, Spain and Portugal were $107.7 million and $96.0 million, respectively.
Note 9 — Fair value measurement
For a description of the fair value hierarchy, see Note 10 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Total carrying value at September 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$9,849	$9,849	$—	$—
Derivative assets	2,333	—	2,333	—
Derivative liabilities	1,636	—	1,636	—
Contingent consideration liabilities	244,574	—	—	244,574

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$9,045	$9,045	$—	$—
Derivative assets	1,221	—	1,221	—
Derivative liabilities	1,426	—	1,426	—
Contingent consideration liabilities	272,136	—	—	272,136
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the nine months ended September 30, 2018.

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
Contingent consideration
As of September 30, 2018, the Company estimates that contingent consideration payments will occur in 2018 through 2029, and the maximum amount of undiscounted payments the Company could make under contingent consideration arrangements is $325 million. The contingent consideration liabilities, which primarily consist of Company obligations payable if specified net sales goals are achieved, are remeasured to fair value each reporting period using assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates.

The contingent consideration fair value measurement is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The contingent consideration liability related to the NeoTract acquisition represents the estimated fair value of the Company's obligations to make additional payments of up to $300 million in the aggregate if specified sales goals are achieved. Specifically, the payments are based on net sales (as defined in the NeoTract acquisition agreement) for the years ended December 31, 2018, 2019 and 2020. The fair value of the contingent consideration related to the NeoTract acquisition was estimated using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. The Company determines the value of its other contingent consideration liabilities based on a probability-weighted discounted cash flow analysis. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates may result in significantly lower fair value measurements; decreases in the discount rates may have the opposite effect.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration recognized in connection with the NeoTract acquisition.

	Valuation Technique	Unobservable Input	Range
Contingent consideration	Monte Carlo simulation	Revenue volatility	24.1%
		Risk free rate	Cost of debt structure
		Projected year of payment	2019 - 2021
The following table provides information regarding changes, during the nine months ended September 30, 2018, in Level 3 financial liabilities related to contingent consideration:

Contingent consideration
2018
(Dollars in thousands)
Balance - December 31, 2017	$272,136
Additions (1)	396
Payments (2)	(75,252)
Revaluations	47,344
Translation adjustment	(50)
Balance - September 30, 2018	$244,574
(1) The Company established a liability related to the estimated fair value of contingent consideration associated with the acquired assets from QT Vascular.
(2) Consists mainly of a $75.0 million payment resulting from the achievement of a sales goal associated with the NeoTract acquisition for the period from January 1, 2018 to April 30, 2018.
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

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Shares in thousands)
Basic	45,851	45,035	45,587	44,975
Dilutive effect of share-based awards	919	934	1,007	873
Dilutive effect of convertible notes and warrants	45	618	191	825
Diluted	46,815	46,587	46,785	46,673
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.7 million for the three and nine months ended September 30, 2018 and 0.6 million for the three and nine months ended October 1, 2017.
In connection with the issuance by the Company in 2010 of $400 million principal amount of convertible notes that matured in August 2017, and as part of hedging arrangements between the Company and two institutional counterparties, the Company issued warrants to the counterparties, entitling them to purchase Company common stock. These transactions are described in greater detail in Note 11 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. At September 30, 2018, all of the warrants either (a) were canceled as a result of warrant unwind agreements between the Company and the counterparties or (b) were exercised by the counterparties.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2018 and October 1, 2017:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2017	$340	$(138,808)	$(126,623)	$(265,091)
Other comprehensive income (loss) before reclassifications	2,816	127	(30,130)	(27,187)
Amounts reclassified from accumulated other comprehensive income	(873)	3,984	—	3,111
Net current-period other comprehensive income (loss)	1,943	4,111	(30,130)	(24,076)
Balance as of September 30, 2018	$2,283	$(134,697)	$(156,753)	$(289,167)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2016	$(2,424)	$(136,596)	$(299,697)	$(438,717)
Other comprehensive (loss) before reclassifications	3,383	(1,050)	156,012	158,345
Amounts reclassified from accumulated other comprehensive loss	1,535	3,387	—	4,922
Net current-period other comprehensive income	4,918	2,337	156,012	163,267
Balance as of October 1, 2017	$2,494	$(134,259)	$(143,685)	$(275,450)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(87)	$(1,179)	$(1,038)	$1,769
Total before tax	(87)	(1,179)	(1,038)	1,769
Taxes (benefit)	25	237	165	(234)
Net of tax	$(62)	$(942)	$(873)	$1,535

Amortization of pension and other postretirement benefit items (1):
Actuarial losses	$1,640	$1,723	$5,120	$5,176
Prior-service costs	24	20	71	79
Total before tax	1,664	1,743	5,191	5,255
Tax benefit	(388)	(619)	(1,207)	(1,868)
Net of tax	$1,276	$1,124	$3,984	$3,387

Total reclassifications, net of tax	$1,214	$182	$3,111	$4,922
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and other postretirement benefit plans (see Note 12 for additional information).
Note 11 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Effective income tax rate	(2.3)%	11.2%	11.8%	8.9%

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, permanently reducing corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018; implementing a territorial tax system, by generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 foreign subsidiary earnings and profits, which are deemed repatriated for purposes of the tax. In addition, the TCJA imposes two new U.S. tax base erosion provisions: (1) the global intangible low-taxed income ("GILTI") provisions and (2) the base erosion and anti-abuse tax ("BEAT") provisions, which are explained in more detail in Note 13 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017.
In accordance with the applicable provisions of SEC Staff Accounting Bulletin No. 118, the Company included in its consolidated financial statements as of December 31, 2017 provisional amounts reflecting the tax impact related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. During the third quarter of 2018, the Company recorded a $2.1 million tax benefit to adjust its initial provisional estimates for the TCJA in its provision for income taxes. The adjustment specifically related to the Company's initial estimate of the revaluation of certain deferred tax balances as a result of the reduced corporate income tax rate. To date, the Company has not made any other significant changes to its initial provisional estimates included in its consolidated financial statements as of December 31, 2017 and continues to evaluate the impact of the TCJA. Once the Company's accounting for the income tax effects of the TCJA is complete, the amounts with respect to the income tax effects of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.
The effective income tax rate for the three and nine months ended September 30, 2018 was (2.3)% and 11.8%, respectively, and was 11.2% and 8.9% for the three and nine months ended October 1, 2017, respectively. The effective income tax rate for the three and nine months ended September 30, 2018 as compared to the prior year periods reflects impacts of the TCJA, including the benefit of a lower U.S. corporate tax rate of 21.0% from the enactment of the TCJA, partially offset by a tax cost associated with GILTI. In addition, the effective tax rate for the three and nine months ended September 30, 2018 includes a tax benefit associated with the asset impairment charges described in Note 5, excess tax benefits associated with share based payments, and a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability. The income tax rate for the nine months ended September 30, 2018 as compared to the prior year period reflects non-deductible termination benefits and other costs incurred in connection with the 2018 Footprint realignment plan. The effective tax rate for the nine months ended October 1, 2017 reflected a tax benefit associated with costs incurred in connection with the Vascular Solutions acquisition.
Note 12 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. As of September 30, 2018, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net pension and other postretirement benefits expense (income) consist of the following:

	Pension Three Months Ended		Other Postretirement Benefits Three Months Ended		Pension Nine Months Ended		Other Postretirement Benefits Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in thousands)
Service cost	$380	$725	$(66)	$61	$1,135	$2,162	$38	$210
Interest cost	3,681	3,773	285	426	11,119	11,347	1,042	1,183
Expected return on plan assets	(7,423)	(6,607)	—	—	(22,260)	(20,100)	—	—
Net amortization and deferral	1,687	1,668	(23)	75	5,090	5,049	101	206
Net benefits expense (income)	$(1,675)	$(441)	$196	$562	$(4,916)	$(1,542)	$1,181	$1,599
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 30, 2018, the Company has recorded $1.0 million and $5.5 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 30, 2018. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 15-20 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 30, 2018, the Company has recorded accrued liabilities of $1.8 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of September 30, 2018, the most significant tax examinations in process are in Germany and Italy. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts the reserves to address developments with respect to its uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other: The Company has various purchase commitments for materials, supplies and other items occurring in the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.
Note 14 — Segment information
Following the Company's acquisition of Vascular Solutions, the Company commenced an integration program under which it is combining the Vascular Solutions' business with some of its legacy businesses. As a result, effective during the fourth quarter 2017, the Company realigned its operating segments. The changes to the operating segments were also made to reflect the manner in which the Company’s chief operating decision maker assesses business performance and allocates resources. The Company now has the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Europe, Middle East and Africa ("EMEA"), Asia and Original Equipment and Development Services ("OEM"). In connection with the presentation of segment information, the Company will continue to present certain operating segments, which currently include the Interventional Urology North America, Respiratory North America and Latin America operating segments, in the “all other” category because separate information with regard to each of these operating segments is not material. All prior comparative periods presented have been restated to reflect these changes.
The following tables present the Company’s segment results for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in thousands)
Vascular North America	$80,719	$75,065	$243,829	$232,872
Interventional North America	66,726	60,719	191,878	159,002
Anesthesia North America	53,160	50,819	154,215	148,107
Surgical North America	42,545	40,804	123,930	131,464
EMEA	139,541	137,034	452,826	409,077
Asia	76,544	74,202	207,201	190,368
OEM	54,838	48,589	153,286	137,067
All other	95,599	47,471	279,603	143,240
Net revenues	$609,672	$534,703	$1,806,768	$1,551,197

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in thousands)
Vascular North America	$24,287	$17,803	$73,585	$54,565
Interventional North America	17,142	12,485	47,772	13,265
Anesthesia North America	16,811	15,084	48,860	48,444
Surgical North America	15,906	13,618	47,709	47,285
EMEA	21,916	24,198	80,221	69,102
Asia	20,834	20,427	54,948	50,252
OEM	15,049	12,256	37,617	31,714
All other	(5,587)	7,290	(43,162)	25,634
Total segment operating profit (1)	126,358	123,161	347,550	340,261
Unallocated expenses (2)	(44,253)	(12,807)	(145,112)	(58,886)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$82,105	$110,354	$202,438	$281,375

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The following table provides total net revenues by geographic region (based on the Company's selling location) for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in thousands)
United States	$365,271	$306,763	$1,066,095	$903,201
Europe	160,498	148,808	500,697	434,223
Asia	60,414	59,169	170,458	156,074
All other	23,489	19,963	69,518	57,699
Net revenues	$609,672	$534,703	$1,806,768	$1,551,197

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Condensed consolidating guarantor financial information
The Company’s $250 million principal amount of 5.25% Senior Notes due 2024 (the “2024 Notes”), $400 million principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”) and $500 million principal amount of 4.625% Senior Notes due 2027 (the “2027 Notes," and collectively with the 2024 Notes and the 2026 Notes, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The 2024 Notes, 2026 Notes and 2027 Notes are guaranteed by the same Guarantor Subsidiaries. The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2018 and October 1, 2017, condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017 and condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and October 1, 2017, provide consolidated information for:

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$398,961	$322,010	$(111,299)	$609,672
Cost of goods sold	—	232,209	146,301	(111,411)	267,099
Gross profit	—	166,752	175,709	112	342,573
Selling, general and administrative expenses	11,347	130,773	72,796	(22)	214,894
Research and development expenses	378	19,482	6,505	—	26,365
Restructuring charges	—	17,128	2,081	—	19,209
(Loss) income from continuing operations before interest and taxes	(11,725)	(631)	94,327	134	82,105
Interest, net	25,191	1,057	603	—	26,851
(Loss) income from continuing operations before taxes	(36,916)	(1,688)	93,724	134	55,254
(Benefit) taxes on (loss) income from continuing operations	(13,449)	(2,562)	14,712	13	(1,286)
Equity in net income of consolidated subsidiaries	80,007	68,943	372	(149,322)	—
Income from continuing operations	56,540	69,817	79,384	(149,201)	56,540
Operating loss from discontinued operations	(83)	—	—	—	(83)
Tax benefit on loss from discontinued operations	(67)	—	—	—	(67)
Loss from discontinued operations	(16)	—	—	—	(16)
Net income	56,524	69,817	79,384	(149,201)	56,524
Other comprehensive income	17,253	14,107	16,947	(31,054)	17,253
Comprehensive income	$73,777	$83,924	$96,331	$(180,255)	$73,777

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended October 1, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$335,051	$303,676	$(104,024)	$534,703
Cost of goods sold	—	194,262	149,302	(104,088)	239,476
Gross profit	—	140,789	154,374	64	295,227
Selling, general and administrative expenses	10,536	89,315	64,046	(126)	163,771
Research and development expenses	220	14,788	6,186	—	21,194
Restructuring charges	—	552	(644)	—	(92)
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(10,756)	36,134	84,786	190	110,354
Interest, net	29,231	(9,102)	849	—	20,978
(Loss) income from continuing operations before taxes	(39,987)	45,236	83,937	190	89,376
(Benefit) taxes on (loss) income from continuing operations	(21,968)	14,576	17,364	6	9,978
Equity in net income of consolidated subsidiaries	97,417	61,027	257	(158,701)	—
Income from continuing operations	79,398	91,687	66,830	(158,517)	79,398
Operating loss from discontinued operations	(3,749)	—	—	—	(3,749)
Tax benefit on loss from discontinued operations	(1,366)	—	—	—	(1,366)
Loss from discontinued operations	(2,383)	—	—	—	(2,383)
Net income	77,015	91,687	66,830	(158,517)	77,015
Other comprehensive income	43,845	30,196	56,286	(86,482)	43,845
Comprehensive income	$120,860	$121,883	$123,116	$(244,999)	$120,860

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,169,684	$968,298	$(331,214)	$1,806,768
Cost of goods sold	—	681,300	431,841	(324,994)	788,147
Gross profit	—	488,384	536,457	(6,220)	1,018,621
Selling, general and administrative expenses	32,958	401,252	226,290	(352)	660,148
Research and development expenses	1,094	57,668	19,648	—	78,410
Restructuring and impairment charges	—	20,581	57,044	—	77,625
(Loss) income from continuing operations before interest and taxes	(34,052)	8,883	233,475	(5,868)	202,438
Interest, net	72,120	5,066	1,801	—	78,987
(Loss) income from continuing operations before taxes	(106,172)	3,817	231,674	(5,868)	123,451
(Benefit) taxes on (loss) income from continuing operations	(39,859)	11,347	44,134	(1,090)	14,532
Equity in net income of consolidated subsidiaries	176,511	170,276	1,007	(347,794)	—
Income from continuing operations	110,198	162,746	188,547	(352,572)	108,919
Operating (loss) income from discontinued operations	(33)	—	1,279	—	1,246
Tax benefit on loss from discontinued operations	(47)	—	—	—	(47)
Income from discontinued operations	14	—	1,279	—	1,293
Net income	110,212	162,746	189,826	(352,572)	110,212
Other comprehensive loss	(24,076)	(30,691)	(26,551)	57,242	(24,076)
Comprehensive income	$86,136	$132,055	$163,275	$(295,330)	$86,136

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended October 1, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$989,314	$876,968	$(315,085)	$1,551,197
Cost of goods sold	—	576,465	445,638	(311,977)	710,126
Gross profit	—	412,849	431,330	(3,108)	841,071
Selling, general and administrative expenses	38,523	278,529	169,224	398	486,674
Research and development expenses	719	39,568	19,012	—	59,299
Restructuring charges	—	7,261	6,462	—	13,723
(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(39,242)	87,491	236,632	(3,506)	281,375
Interest, net	80,737	(25,245)	2,776	—	58,268
Loss on extinguishment of debt	5,593	—	—	—	5,593
(Loss) income from continuing operations before taxes	(125,572)	112,736	233,856	(3,506)	217,514
(Benefit) taxes on (loss) income from continuing operations	(57,679)	33,873	43,803	(593)	19,404
Equity in net income of consolidated subsidiaries	266,003	175,690	713	(442,406)	—
Income from continuing operations	198,110	254,553	190,766	(445,319)	198,110
Operating loss from discontinued operations	(4,597)	—	—	—	(4,597)
Tax benefit on loss from discontinued operations	(1,675)	—	—	—	(1,675)
Loss from discontinued operations	(2,922)	—	—	—	(2,922)
Net income	195,188	254,553	190,766	(445,319)	195,188
Other comprehensive income	163,267	147,727	179,561	(327,288)	163,267
Comprehensive income	$358,455	$402,280	$370,327	$(772,607)	$358,455

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$47,766	$1,288	$307,222	$—	$356,276
Accounts receivable, net	2,932	55,452	310,942	5,015	374,341
Accounts receivable from consolidated subsidiaries	24,606	994,236	351,740	(1,370,582)	—
Inventories, net	—	245,600	197,784	(32,318)	411,066
Prepaid expenses and other current assets	14,379	12,409	24,403	3,982	55,173
Prepaid taxes	33,766	—	6,949	—	40,715
Assets held for sale	—	3,239	—	—	3,239
Total current assets	123,449	1,312,224	1,199,040	(1,393,903)	1,240,810
Property, plant and equipment, net	3,177	238,079	180,009	—	421,265
Goodwill	—	1,245,455	977,974	—	2,223,429
Intangibles assets, net	95	1,274,994	987,729	—	2,262,818
Investments in consolidated subsidiaries	5,929,366	1,673,596	20,625	(7,623,587)	—
Deferred tax assets	—	—	4,589	(2,284)	2,305
Notes receivable and other amounts due from consolidated subsidiaries	2,265,457	2,445,390	—	(4,710,847)	—
Other assets	30,226	6,057	13,810	—	50,093
Total assets	$8,351,770	$8,195,795	$3,383,776	$(13,730,621)	$6,200,720
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$27,250	$—	$50,000	$—	$77,250
Accounts payable	4,254	54,791	38,583	—	97,628
Accounts payable to consolidated subsidiaries	1,024,109	280,381	66,092	(1,370,582)	—
Accrued expenses	17,966	36,206	51,412	—	105,584
Current portion of contingent consideration	—	101,573	1,091	—	102,664
Payroll and benefit-related liabilities	18,184	31,405	44,543	—	94,132
Accrued interest	20,595	—	28	—	20,623
Income taxes payable	—	—	14,437	(1,090)	13,347
Other current liabilities	1,637	33,589	2,839	—	38,065
Total current liabilities	1,113,995	537,945	269,025	(1,371,672)	549,293
Long-term borrowings	2,075,834	—	—	—	2,075,834
Deferred tax liabilities	92,270	264,288	251,808	(2,284)	606,082
Pension and postretirement benefit liabilities	49,853	32,019	17,478	—	99,350
Noncurrent liability for uncertain tax positions	1,986	8,352	2,832	—	13,170
Notes payable and other amounts due to consolidated subsidiaries	2,370,469	2,135,450	204,928	(4,710,847)	—
Noncurrent contingent consideration	—	131,578	10,332	—	141,910
Other liabilities	140,298	9,026	58,692	—	208,016
Total liabilities	5,844,705	3,118,658	815,095	(6,084,803)	3,693,655
Total shareholders' equity	2,507,065	5,077,137	2,568,681	(7,645,818)	2,507,065
Total liabilities and shareholders' equity	$8,351,770	$8,195,795	$3,383,776	$(13,730,621)	$6,200,720

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(202,209)	$382,389	$268,390	$(145,626)	$302,944
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(1,524)	(23,686)	(30,541)	—	(55,751)
Proceeds from sale of investments	28,239	—	—	(28,239)	—
Payments for businesses and intangibles acquired, net of cash acquired	(100)	1,404	(23,854)	—	(22,550)
Net cash provided by (used in) investing activities from continuing operations	26,615	(22,282)	(54,395)	(28,239)	(78,301)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(98,500)	—	—	—	(98,500)
Debt extinguishment, issuance and amendment fees	(188)	—	—	—	(188)
Net proceeds from share based compensation plans and the related tax impacts	18,666	—	—	—	18,666
Payments for contingent consideration	—	(73,152)	—	—	(73,152)
Dividends paid	(46,526)	—	—	—	(46,526)
Intercompany transactions	312,806	(294,600)	(46,445)	28,239	—
Intercompany dividends paid	—	—	(145,626)	145,626	—
Net cash provided by (used in) financing activities from continuing operations	186,258	(367,752)	(192,071)	173,865	(199,700)
Cash flows from discontinued operations:
Net cash used in operating activities	(701)	—	—	—	(701)
Net cash used in discontinued operations	(701)	—	—	—	(701)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,524)	—	(1,524)
Net increase (decrease) in cash and cash equivalents	9,963	(7,645)	20,400	—	22,718
Cash and cash equivalents at the beginning of the period	37,803	8,933	286,822	—	333,558
Cash and cash equivalents at the end of the period	$47,766	$1,288	$307,222	$—	$356,276

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended October 1, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(156,643)	$300,961	$237,308	$(61,918)	$319,708
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(233)	(27,527)	(26,217)	—	(53,977)
Proceeds from sale of assets	464,982	—	6,332	(464,982)	6,332
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	—	(35,187)	—	(1,010,711)
Net cash used in investing activities from continuing operations	(510,775)	(27,527)	(55,072)	(464,982)	(1,058,356)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,963,500	—	—	—	1,963,500
Reduction in borrowings	(747,576)	—	—	—	(747,576)
Debt extinguishment, issuance and amendment fees	(19,114)	—	—	—	(19,114)
Net proceeds from share based compensation plans and the related tax impacts	4,739	—	—	—	4,739
Payments for contingent consideration	—	(245)	—	—	(245)
Dividends paid	(45,905)	—	—	—	(45,905)
Intercompany transactions	(456,468)	474,192	(482,706)	464,982	—
Intercompany dividends paid	—	—	(61,918)	61,918	—
Net cash provided by (used in) financing activities from continuing operations	699,176	473,947	(544,624)	526,900	1,155,399
Cash flows from discontinued operations:
Net cash used in operating activities	(1,140)	—	—	—	(1,140)
Net cash used in discontinued operations	(1,140)	—	—	—	(1,140)
Effect of exchange rate changes on cash and cash equivalents	—	—	58,173	—	58,173
Net increase (decrease) in cash and cash equivalents	30,618	747,381	(304,215)	—	473,784
Cash and cash equivalents at the beginning of the period	14,571	1,031	528,187	—	543,789
Cash and cash equivalents at the end of the period	$45,189	$748,412	$223,972	$—	$1,017,573

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 16 — Subsequent events
Cross-currency interest rate swap
On October 4, 2018, the Company entered into cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, the Company has notionally exchanged $500 million at an annual interest rate of 4.625% for €433.9 million at an annual interest rate of 1.942%. The swap agreements are designated as net investment hedges and expire on October 4, 2023.

Essential Medical, Inc. acquisition
On October 4, 2018, the Company acquired Essential Medical, Inc. ("Essential Medical"), a medical device company that developed the CE marked MANTA Vascular Closure Device, which is designed for closure of large bore arteriotomies and complements the Company's interventional product portfolio. Under the terms of the acquisition agreement, the Company acquired Essential Medical for an initial purchase price of $60 million in cash, subject to customary purchase price adjustments. The agreement also provides for additional payments of up to $100 million if certain sales and regulatory goals are met.

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
On October 4, 2018, we acquired Essential Medical, Inc. ("Essential Medical"), a medical device company that developed the CE marked MANTA Vascular Closure Device, which is designed for closure of large bore arteriotomies and complements our interventional product portfolio. Under the terms of the acquisition agreement, we acquired Essential Medical for an initial purchase price of $60 million in cash subject to customary purchase price adjustments. The agreement also provides for additional payments of up to $100 million if certain sales and regulatory goals are met.
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
On October 2, 2017, we acquired NeoTract, Inc. ("NeoTract"), a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. We made initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million. Additionally, the estimated fair value of contingent consideration related to NeoTract sales-based milestones as of September 30, 2018 was $229.4 million. The contingent consideration liability represents the estimated fair value of our obligations to make additional payments of up to $300 million in the aggregate if specified net sales goals through the end of 2020 are achieved.
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
Change in Reportable Segments
Following our acquisition of Vascular Solutions, we commenced an integration program under which we are combining Vascular Solutions' businesses with some of our legacy businesses. As a result, effective during the fourth quarter of 2017, we realigned our operating segments. The changes to the operating segments were also made to reflect the manner in which our chief operating decision maker assesses business performance and allocates resources. We now have the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Europe, Middle East and Africa ("EMEA"), Asia and Original Equipment and Development Services ("OEM"). In connection with the presentation of segment information, we will continue to present certain segments, which currently include our Interventional Urology North America, Respiratory North America and Latin America operating segments, in the “all other” category because separate information with respect to each of these operating segments is not material. All prior comparative periods presented have been restated to reflect these changes.

Results of Operations
As used in this discussion, "new products" are products for which commercial sales have commenced within the past 36 months, and “existing products” are products for which commercial sales commenced more than 36 months ago. Discussion of results of operations items that reference the effect of one or more acquired businesses (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects the impact on the pricing of our products resulting from the elimination of the distributor, either through acquisition or termination of the distributor, from the sales channel.
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in millions)
Net Revenues	$609.7	$534.7	$1,806.8	$1,551.2
Net revenues for the three months ended September 30, 2018 increased $75.0 million, or 14.0%, compared to the prior year period. The increase is primarily attributable to net revenues of $49.9 million generated by acquired businesses, primarily NeoTract, and a $17.5 million increase in sales volumes of existing products.
Net revenues for the nine months ended September 30, 2018 increased $255.6 million, or 16.5%, compared to the prior year period. The increase is primarily attributable to net revenues of $163.2 million generated by acquired businesses, favorable fluctuations in foreign currency exchange rates of $33.8 million and, to a lesser extent, increases in new product sales and sales volumes of existing products.
Gross profit

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in millions)
Gross profit	$342.6	$295.2	$1,018.6	$841.1
Percentage of sales	56.2%	55.2%	56.4%	54.2%
Gross margin for the three months ended September 30, 2018 increased 100 basis points, or 1.8%, compared to the prior year period. The increase in gross margin reflects the favorable impact of gross profit generated by NeoTract, the impact of favorable fluctuations in foreign currency exchange rates and the impact of price increases. The increases in gross margin were partially offset by unfavorable mix and higher manufacturing costs.

Gross margin for the nine months ended September 30, 2018 increased 220 basis points, or 4.1%, compared to the prior year period. The increase in gross margin reflects the favorable impact of gross profit generated by acquired businesses, mainly NeoTract and Vascular Solutions, and the impact of favorable fluctuations in foreign currency exchange rates partially offset by unfavorable mix. The increase in gross margin also reflects the adverse impact on gross margin for the nine months ended October 1, 2017 of the step-up in the carrying value of inventory recognized in connection with the Vascular Solutions acquisition.

Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in millions)
Selling, general and administrative	$214.9	$163.8	$660.1	$486.7
Percentage of sales	35.2%	30.6%	36.5%	31.4%
Selling, general and administrative expenses for the three months ended September 30, 2018 increased $51.1 million compared to the prior year period. The increase is primarily attributable to expenses incurred by our acquired businesses (primarily Neotract, which we acquired in October 2017) which consisted of a $14.1 million increase in amortization expense, a $12.5 million increase in contingent consideration expense resulting from a change in the estimated fair value of our contingent consideration liabilities and a $19.4 million increase in other operating expenses.
Selling, general and administrative expenses for the nine months ended September 30, 2018 increased $173.4 million compared to the prior year period. The increase is primarily attributable to expenses incurred by our acquired businesses (primarily Neotract, which we acquired in October 2017) which consisted of a $47.4 million increase in amortization expense, a $50.0 million increase in contingent consideration expense resulting from a change in the estimated fair value of our contingent consideration liabilities and a $58.1 million increase in other operating expenses.
Research and development

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in millions)
Research and development	$26.4	$21.2	$78.4	$59.3
Percentage of sales	4.3%	4.0%	4.3%	3.8%
The increase in research and development expenses for the three and nine months ended September 30, 2018 compared to the respective prior year periods primarily is attributable to expenses incurred in connection with our anesthesia and interventional urology product portfolios.
Restructuring and impairment charges

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in millions)
Restructuring and impairment charges (credits)	$19.2	$(0.1)	$77.6	$13.7
For the three and nine months ended September 30, 2018, we recorded $19.2 million and $77.6 million in restructuring and impairment charges; the charges for each period include $17.2 million of asset impairment charges related to our decision to abandon certain intellectual property and other assets associated with products that will be eliminated from our interventional product portfolio. Restructuring and impairment charges for the nine months ended September 30, 2018 also include employee termination benefits of $57.2 million recognized primarily in connection with our 2018 Footprint realignment plan.
For the three months ended October 1, 2017, we recorded $0.1 million in net restructuring credits, which primarily related to changes in estimates with respect to employee termination benefits. For the nine months ended October 1, 2017, we recorded $13.7 million in restructuring charges, which primarily related to termination benefits incurred in connection with the 2017 EMEA restructuring program and the 2017 Vascular Solutions integration program.

2018 Footprint realignment plan
On May 1, 2018, we initiated a restructuring plan involving the relocation of certain European manufacturing operations to existing lower-cost locations, the outsourcing of certain European distribution operations and related workforce reductions (the “2018 Footprint realignment plan"). These actions commenced in the second quarter 2018 and are expected to be substantially completed by the end of 2024.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2018 Footprint realignment plan of $102 million to $133 million, of which, we expect $55 million to $72 million to be incurred in 2018 and most of the balance to be incurred prior to the end of 2024. We estimate that $99 million to $127 million of these charges will result in future cash outlays, of which we expect $6 million to $8 million to be made in 2018 and most of the balance to be made by the end of 2024. Additionally, we expect to incur $19 million to $23 million in aggregate capital expenditures under the plan, of which, we expect up to $1 million to be incurred during 2018 and most of the balance to be incurred by the end of 2021.
We expect to begin realizing plan-related savings in 2018 and expect to achieve annual pre-tax savings of $25 million to $30 million once the plan is fully implemented.
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
In addition to the 2018 Footprint realignment plan, we have ongoing restructuring programs related to (i) the integration of Vascular Solutions into Teleflex; (ii) the centralization of certain administrative functions in our EMEA segment; (iii) the consolidation of our manufacturing operations (referred to as our 2018, 2016 and 2014 Footprint realignment plans); and (iv) other restructuring programs designed to improve operating efficiencies and reduce costs. See Note 5 to the condensed consolidated financial statements included in this report. We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment ("the OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance, but the activities should result in cost savings (we expect only minimal costs to be incurred). With respect to our restructuring programs and the OEM initiative, the table below summarizes (1) the estimated total restructuring and restructuring related charges and estimated annual pre-tax savings (including pre-tax savings related to the OEM initiative) once the programs are completed; (2) the restructuring and restructuring related charges incurred and estimated pre-tax savings realized through December 31, 2017; and (3) the restructuring and restructuring related charges expected to be incurred and estimated incremental pre-tax savings (including pre-tax savings related to the OEM initiative) estimated to be realized for these programs from January 1, 2018 through the anticipated completion dates.

Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies resulting from programs designed to reduce increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below may reflect changes from amounts previously estimated. In addition, the table below does not include estimated charges and pre-tax savings related to completed programs. Estimated charges expected to be incurred in connection with the restructuring programs are described in more detail in Note 5 to the condensed consolidated financial statements included in this report.

As used in the following table, “pre-tax savings” includes (1) anticipated cost savings to be realized with respect to our historical expense items and (2) anticipated efficiencies to be realized with respect to increased costs that otherwise would have resulted from our acquisition of Vascular Solutions and Pyng Medical Corp. ("Pyng"), which we acquired in 2017.

	Ongoing restructuring programs and other similar cost savings initiatives
	Estimated Total	Through December 31, 2017	Estimated Remaining from January 1, 2018 through December 31, 2024
	(Dollars in millions)
Restructuring charges	$111 - $126	$42	$69 - $84
Restructuring related charges (1)	102 - 124	44	58 - 80
Total charges	$213 - $250	$86	$127 - $164

OEM initiative pre-tax savings	$6 - $7	$—	$6 - $7
Pre-tax savings (2)(3)	$105 - $121	$45	$60 - $76
Total pre-tax savings	$111 - $128	$45	$66 - $83

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

(2)
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

(3)
While pre-tax savings address anticipated cost savings to be realized with respect to our historical expense items, they also reflect anticipated efficiencies to be realized with respect to increased costs that otherwise would have resulted from our acquisition of Vascular Solutions and Pyng, which we acquired in 2017. In this regard, the pre-tax savings are expected to result from the elimination of redundancies between our operations and Vascular Solutions’ and Pyng's operations, principally through the elimination of personnel redundancies.

Interest expense

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Dollars in millions)
Interest expense	$27.2	$21.3	$79.8	$58.9
Average interest rate on debt	4.5%	3.8%	4.4%	3.6%
The increase in interest expense for the three and nine months ended September 30, 2018 compared to the respective prior year periods was primarily due to an increase in average debt outstanding resulting from additional borrowings under our principal credit facility, as well as the November 2017 issuance of our 4.625% Senior Notes due 2027 ("2027 Notes"). The increase in interest expense was also the result of a higher average interest rate on our debt.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Effective income tax rate	(2.3)%	11.2%	11.8%	8.9%

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, permanently reducing corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018; implementing a territorial tax system, by generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 foreign subsidiary earnings and profits, which are deemed repatriated for purposes of the tax. In addition, the TCJA imposes two new U.S. tax base erosion provisions: (1) the global intangible low-taxed income ("GILTI") provisions and (2) the base erosion and anti-abuse tax ("BEAT") provisions, which are explained in more detail in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In accordance with the applicable provisions of SEC Staff Accounting Bulletin No. 118, we included in our consolidated financial statements as of December 31, 2017 provisional amounts reflecting the tax impact related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. During the third quarter, we recorded a $2.1 million tax benefit to adjust our initial provisional estimates for the TCJA in our provision for income taxes. The adjustment was specifically related to our initial estimate of the revaluation of certain deferred tax balances as a result of the reduced corporate income tax rate. To date, we have not made any other significant changes to our initial provisional estimates included in our consolidated financial statements as of December 31, 2017 and continue to evaluate the impact of the TCJA. Once our accounting for the income tax effects of the TCJA is complete, the amounts with respect to the income tax effects of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA.

The effective income tax rate for the three and nine months ended September 30, 2018 was (2.3)% and 11.8%, respectively, and was 11.2% and 8.9% for the three and nine months ended October 1, 2017, respectively. The effective income tax rate for the three and nine months ended September 30, 2018 as compared to the prior year periods reflects impacts of the TCJA, including the benefit of a lower U.S. corporate tax rate of 21.0% from the enactment of the TCJA, partially offset by a tax cost associated with GILTI. In addition, the effective tax rate for the three and nine months ended September 30, 2018 includes a tax benefit associated with the asset impairment charge, as described in Note 5 to the consolidated condensed financial statements included in this report, excess tax benefits associated with share based payments, and a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability. The effective income tax rate for the nine months ended September 30, 2018 as compared to the prior year period reflects non-deductible termination benefits and other costs incurred in connection with the 2018 Footprint realignment plan. The effective tax rate for the nine months ended October 1, 2017 reflected a tax benefit associated with costs incurred in connection with the Vascular Solutions acquisition.

Segment Financial Information

Segment net revenues
	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	% Increase/ (Decrease)	September 30, 2018	October 1, 2017	% Increase/ (Decrease)
	(Dollars in millions)			(Dollars in millions)
Vascular North America	$80.7	$75.1	7.5	$243.8	$232.9	4.7
Interventional North America	66.7	60.7	9.9	191.9	158.9	20.7
Anesthesia North America	53.2	50.8	4.6	154.3	148.1	4.1
Surgical North America	42.5	40.8	4.3	123.9	131.5	(5.7)
EMEA	139.6	137.0	1.8	452.9	409.1	10.7
Asia	76.5	74.2	3.2	207.1	190.4	8.8
OEM	54.9	48.6	12.9	153.3	137.1	11.8
All other	95.6	47.5	101.4	279.6	143.2	95.2
Segment net revenues	$609.7	$534.7	14.0	$1,806.8	$1,551.2	16.5

Segment operating profit
	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	% Increase/ (Decrease)	September 30, 2018	October 1, 2017	% Increase/ (Decrease)
	(Dollars in millions)			(Dollars in millions)
Vascular North America	$24.3	$17.8	36.4	$73.6	$54.6	34.9
Interventional North America	17.2	12.5	37.3	47.9	13.3	260.1
Anesthesia North America	16.8	15.1	11.4	48.8	48.4	0.9
Surgical North America	15.9	13.6	16.8	47.7	47.3	0.9
EMEA	21.9	24.2	(9.4)	80.2	69.1	16.1
Asia	20.9	20.4	2.0	55.0	50.3	9.3
OEM	15.0	12.3	22.8	37.6	31.7	18.6
All other	(5.6)	7.3	(176.6)	(43.2)	25.6	(268.4)
Segment operating profit (1)	$126.4	$123.2	2.6	$347.6	$340.3	2.1

(1)
See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.

Comparison of the three and nine months ended September 30, 2018 and October 1, 2017
Vascular North America
Vascular North America net revenues for the three months ended September 30, 2018 increased $5.6 million, or 7.5%, compared to the prior year period. The increase is primarily attributable to a $4.0 million increase in sales volumes of existing products and an increase in new product sales.
Vascular North America net revenues for the nine months ended September 30, 2018 increased $10.9 million, or 4.7%, compared to the prior year period. The increase is primarily attributable to a $4.5 million increase in new product sales, a $4.4 million increase in sales volumes of existing products and price increases.
Vascular North America operating profit for the three months ended September 30, 2018 increased $6.5 million, or 36.4%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from higher sales volumes and lower manufacturing costs as well as lower general and administrative expenses.
Vascular North America operating profit for the nine months ended September 30, 2018 increased $19.0 million, or 34.9%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from lower manufacturing costs, higher sales volumes and new product sales as well as lower operating expenses.

Interventional North America
Interventional North America net revenues for the three months ended September 30, 2018 increased $6.0 million, or 9.9%, compared to the prior year period. The increase is primarily attributable a $2.7 million increase in sales volumes of existing products and a $1.6 million increase in new product sales.
Interventional North America net revenues for the nine months ended September 30, 2018 increased $33.0 million, or 20.7%, compared to the prior year period. The increase is primarily attributable to net revenues of $19.6 million generated by acquired businesses (primarily Vascular Solutions) as well as increases in sales volumes of existing products and new product sales.
Interventional North America operating profit for the three months ended September 30, 2018 increased $4.7 million, or 37.3%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from lower manufacturing costs and higher sales volumes partially offset by unfavorable product mix.
Interventional North America operating profit for the nine months ended September 30, 2018 increased $34.6 million, or 260.1%, compared to the prior year period. The increase is primarily attributable to gross profit generated by acquired businesses (primarily Vascular Solutions). In addition, during the nine months ended October 1, 2017, Interventional North America gross profit reflected the adverse effect of the step-up in carrying value of inventory recognized in connection with the Vascular Solutions acquisition.
Anesthesia North America
Anesthesia North America net revenues for the three months ended September 30, 2018 increased $2.4 million, or 4.6%, compared to the prior year period. The increase in net revenues is primarily attributable to a $1.7 million increase in sales volumes of existing products and a $1.5 million increase in new product sales partially offset by price decreases.
Anesthesia North America net revenues for the nine months ended September 30, 2018 increased $6.2 million, or 4.1%, compared to the prior year period. The increase is primarily attributable to a $4.1 million increase in new product sales and a $3.5 million increase in sales volumes of existing products partially offset by price decreases.
Anesthesia North America operating profit for the three months ended September 30, 2018 increased $1.7 million, or 11.4%, compared to the prior year period. The increase in operating profit is primarily attributable to the increase in gross profit resulting from higher sales volumes, new product sales and favorable fluctuations in foreign currency exchange rates partially offset by higher research and development costs.
Anesthesia North America operating profit for the nine months ended September 30, 2018 increased $0.4 million, or 0.9%, compared to the prior year period. The increase in operating profit is primarily attributable to an increase in gross profit partially offset by the prior year period operating profit reflects a favorable ruling in a lawsuit involving an insurance provider, which resulted in a $6.4 million gain.
Surgical North America
Surgical North America net revenues for the three months ended September 30, 2018 increased $1.7 million or 4.3% compared to the corresponding prior year period. The increase is primarily attributable to a $1.2 million increase in sales volumes of existing products and new product sales.
Surgical North America net revenues for the nine months ended September 30, 2018 decreased $7.6 million, or 5.7%, compared to the prior year period. The decrease is primarily attributable to a $9.3 million decrease in sales volumes of existing products partially offset by an increase in new product sales.
Surgical North America operating profit for the three months ended September 30, 2018 increased $2.3 million, or 16.8% compared to the prior year period. The increase was primarily attributable to lower operating expenses and to a lesser extent an increase in gross profit.
Surgical North America operating profit for the nine months ended September 30, 2018 increased $0.4 million, or 0.9% compared to the prior year period. The increase was primarily attributable to lower operating expenses, including a benefit resulting from a decrease in the estimated fair value of our contingent consideration liabilities, largely offset by a decrease in gross profit resulting from decreased sales volumes and unfavorable fluctuations in foreign currency exchange rates.

EMEA
EMEA net revenues for the three months ended September 30, 2018 increased $2.6 million, or 1.8%, compared to the prior year period. The increase is primarily attributable to price increases of $2.9 million and an increase in new product sales, partially offset by a decrease in sales volumes of existing products.
EMEA net revenues for the nine months ended September 30, 2018 increased $43.8 million, or 10.7%, compared to the prior year period. The increase is primarily attributable to favorable fluctuations in foreign currency exchange rates of $28.6 million and price increases.
EMEA operating profit for the three months ended September 30, 2018 decreased $2.3 million, or 9.4%, compared to the prior year period. The decrease is primarily attributable to higher operating expenses, including selling and amortization expenses, and unfavorable fluctuations in foreign currency exchange rates. These factors were partially offset by an increase in gross profit resulting from price increases.
EMEA operating profit for the nine months ended September 30, 2018 increased $11.1 million, or 16.1%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from favorable fluctuations in foreign currency exchange rates and price increases partially offset by higher operating costs, including selling and amortization expenses.
Asia
Asia net revenues for the three months ended September 30, 2018 increased $2.3 million, or 3.2%, compared to the prior year period. The increase is primarily attributable to a $2.1 million increase in sales volumes of existing products and a $1.8 million increase in new product sales, partially offset by unfavorable fluctuations in foreign currency exchange rates of $2.4 million.
Asia net revenues for the nine months ended September 30, 2018 increased $16.7 million, or 8.8%, compared to the prior year period. The increase is primarily attributable to a $6.6 million increase in sales volumes of existing products, an increase in new product sales of $4.5 million, net revenues generated by acquired businesses and favorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three months ended September 30, 2018 increased $0.5 million, or 2.0%, compared to the prior year period. The increase was primarily attributable to lower operating expenses, partially offset by a decrease in gross profit resulting from an unfavorable product mix.
Asia operating profit for the nine months ended September 30, 2018 increased $4.7 million, or 9.3%, compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from favorable fluctuations in foreign currency exchange rates as well as increases in sales volumes partially offset by higher operating costs.
OEM
OEM net revenues for the three and nine months ended September 30, 2018 increased $6.3 million, or 12.9%, and $16.2 million, or 11.8%, respectively, compared to the respective prior year periods. The increases are primarily attributable to increases in sales volumes of existing products and acceleration in the timing of revenue recognition resulting from the adoption of new accounting guidance.
OEM operating profit for the three months ended September 30, 2018 increased $2.7 million, or 22.8%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from higher sales volumes and favorable product mix partially offset by higher manufacturing costs.
OEM operating profit for the nine months ended September 30, 2018 increased $5.9 million, or 18.6%, compared to the prior year period. The increase is primarily attributable to an increase in gross profit resulting from higher sales volumes partially offset by higher manufacturing costs and lower general and administrative costs.
All Other
Net revenues for our other operating segments increased $48.1 million, or 101.4% and $136.4 million, or 95.2%, for the three and nine months ended September 30, 2018, respectively, compared to the respective prior year periods. The increases are primarily attributable to net revenues generated by NeoTract.
Operating profit for our other operating segments decreased $12.9 million or 176.6% and $68.8 million, or 268.4%, for the three and nine months ended September 30, 2018 compared to the respective prior year periods. The decreases are primarily attributable to expense resulting from an increase in the estimated fair value of our contingent consideration liabilities and amortization expense, both of which are primarily related to the NeoTract acquisition, partially offset by an increase in gross profit resulting from NeoTract sales.

Liquidity and Capital Resources
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
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
On October 4, 2018, we executed cross-currency swap agreements with six financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the swap agreements, we notionally exchanged $500 million at an interest rate of 4.625% for €433.9 million at an interest rate of 1.942%. The swap agreements, which expire on October 4, 2023, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination date, between the U.S. dollar equivalent of the €433.9 million notional amount and the $500 million notional amount. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with six different counterparties, all of whom are large, well-established financial institutions. Based on the U.S. dollar to euro currency exchange rate in effect on October 4, 2018, and assuming exchange rates remain constant throughout the five year term of the swap agreements, we would realize a reduction in annual cash interest expense of $13.4 million. See Part I, Item 3, “Quantitative and Qualitative Disclosure About Market Risk” in this report for additional information.
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs. However, although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates a risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly with respect to customers in Greece, Italy, Portugal and Spain, and consider other mitigation strategies. As of September 30, 2018 and December 31, 2017, our net trade accounts receivable from publicly funded hospitals in Italy, Spain, Portugal and Greece were $24.4 million and $24.7 million, respectively. As of September 30, 2018 and December 31, 2017, our net trade accounts receivable from customers in these countries were approximately 14.1% and 15.0%, respectively of our consolidated net trade accounts receivable. For the nine months ended September 30, 2018 and October 1, 2017, net revenues from customers in these countries were 6.0% and 6.2%of total net revenues, respectively, and average days that current and long-term trade accounts receivable were outstanding were 151 days and 159 days, respectively. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2018 and future years.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $302.9 million for the nine months ended September 30, 2018 as compared to $319.7 million for the nine months ended October 1, 2017. The $16.8 million decrease is attributable to the net unfavorable impact of changes in working capital partially offset by favorable operating results. The net unfavorable impact from changes in working capital was due to a net decrease in income taxes payable and a net increase in accounts receivable partially offset by an increase in accounts payable, accrued expenses and other liabilities.
The decrease in income taxes payable for the nine months ended September 30, 2018 was $43.2 million compared to an increase of $3.8 million for nine months ended October 1, 2017. The decrease in income taxes payable was the result of higher payments during the first nine months of 2018 as compared to the same period in 2017. The increase in accounts receivable for the nine months ended September 30, 2018 was $29.8 million compared to a decrease of $6.4 million for nine months ended October 1, 2017. The net increase in accounts receivable is attributable to higher net revenues during the first nine months of 2018. In addition, in the first quarter of 2017, we sold $16.0 million of outstanding receivables related to sales of our products to public hospitals in Italy. The increase in accounts payable, accrued expenses and other liabilities for the nine months ended September 30, 2018 was $54.6 million compared to an increase of $24.1 million for nine months ended October 1, 2017. The increase is attributable to increased restructuring activity primarily related to the 2018 Footprint realignment plan partially offset by lower payroll related accruals.

Net cash used in investing activities from continuing operations was $78.3 million for the nine months ended September 30, 2018, which includes a cash outflow for capital expenditures of $55.8 million and acquisition payments of $22.6 million principally related to our acquisition of assets from QT Vascular.

Net cash used in financing activities from continuing operations was $199.7 million for the nine months ended September 30, 2018, which includes borrowing repayments of $98.5 million, contingent consideration payments of $73.2 million and dividend payments of $46.5 million, partially offset by proceeds from share based compensation and related tax benefits of $18.7 million.

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
As of September 30, 2018, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2024 Notes, the 2026 Notes and the 2027 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

On October 4, 2018, we entered into cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the swap agreements, we notionally exchanged $500.0 million at an annual interest rate of 4.625% for €433.9 million at an annual interest rate of 1.942%. The swap agreements, which expire on October 4, 2023, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.
The interest component of the swap agreements will affect the interest expense recognized within our statement of operations. Based on the U.S. dollar to euro currency exchange rate in effect on October 4, 2018, and assuming the exchange rates remain constant throughout the five year term of the cross-currency swap agreements, we would realize an annual pre-tax net benefit (i.e., a reduction in interest expense as a result of the swap agreements) of $13.4 million, or a total of $67.0 million over the five year term of the swap agreements. A 10% increase or decrease in the U.S. dollar to euro currency exchange rate in effect on October 4, 2018 would result in a change to the annual pre-tax net benefit of approximately $1.0 million.
As described in Note 2 to the condensed consolidated financial statements included in this report, the Financial Accounting Standards Board (“FASB”) issued guidance in August 2017 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. As a result of our early adoption of the FASB guidance, and because the swap agreements are designated as net investment hedges, changes in the fair value of the cross-currency swap agreements will be recognized as a component of “Foreign currency translation continuing operations adjustments, net of tax” within “Other comprehensive (loss) income, net of tax” in the consolidated statement of comprehensive income. In this regard, a favorable foreign currency change in the designated investment value of our foreign subsidiaries that use euros as their functional currency generally will be offset by an unfavorable foreign currency change in the swap agreements, and vice versa. At October 4, 2018, a 10% fluctuation in the U.S. dollar to euro currency exchange rate would have an approximately $50 million impact on the fair value of the notional amount of the cross-currency swap agreements and an offsetting $50 million impact on the designated net investment value of the foreign subsidiaries. In addition, in the event of a significant decline in the U.S. dollar to euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro currency exchange rate has declined by 10% from the rate in effect at October 4, 2018, we would be required to pay approximately $50 million to the counterparties.
The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with six different counterparties, all of whom are large, well-established financial institutions.
Except as set forth above, there have been no material changes to the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial

Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management’s assessment of disclosure controls and procedures excluded consideration of NeoTract’s internal control over financial reporting.  NeoTract was acquired during the fourth quarter of 2017 and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  NeoTract's total assets (excluding goodwill and intangible assets) were $97.5 million as of September 30, 2018; its revenues for the three and nine months ended September 30, 2018 were $49.0 million and $139.0 million, respectively.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 30, 2018 and December 31, 2017, we have accrued liabilities of approximately $1.8 million and $3.8 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Except as set forth below, there have been no significant changes in risk factors for the quarter ended September 30, 2018.
Under our cross-currency swap agreements, a meaningful decline in the U.S. dollar to euro exchange rate could have a material adverse effect on our cash flows.
On October 4, 2018, we entered into cross-currency swap agreements with six different financial institutions to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the swap agreements, we notionally exchanged $500.0 million at an annual interest rate of 4.625% for €433.9 million at an annual interest rate of 1.942%. The swap agreements, which expire on October 4, 2023, require an exchange of the notional amounts between us and the counterparties upon expiration or earlier termination of the agreements. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has declined from the rate in effect on October 4, 2018, an amount equal to the excess of the U.S. dollar value of €433.9 million over $500.0 million will be paid to the counterparties (we and the counterparties have agreed to a net settlement with regard to the exchange of the notional amounts at the date of expiration or earlier termination of the agreements). In the event of a significant decline in the U.S. dollar to euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro currency exchange rate has declined by 10% from the rate in effect at October 4, 2018, we would be required to pay approximately $50 million in respect of the notional settlement to the counterparties.
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and October 1, 2017; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and October 1, 2017; (iii) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and October 1, 2017; (v) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

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
Dated: November 1, 2018