Form 10-K
period 2018-12-31
TELEFLEX INC
filed 2019-02-21
CIK 96943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (28,548,748 shares) on July 1, 2018 (the last business day of the registrant’s most recently completed fiscal second quarter) was $7,592,539,530(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date, as reported by the New York Stock Exchange.

The registrant had 46,020,435 Common Shares outstanding as of February 19, 2019.
DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2018 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.

(1) For purposes of this computation only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

Information Concerning Forward-Looking Statements
All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments;

•	demand for and market acceptance of new and existing products;

•	our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations;

•	our inability to effectively execute our restructuring programs;

•	our inability to realize anticipated savings resulting from restructuring plans and programs;

•	the impact of enacted healthcare reform legislation and proposals to amend or replace the legislation;

•	changes in Medicare, Medicaid and third-party coverage and reimbursements;

•	the impact of tax legislation and related regulations;

•	competitive market conditions and resulting effects on revenues and pricing;

•	increases in raw material costs that cannot be recovered in product pricing;

•
global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues and the impact of the United Kingdom's pending departure from the European Union, commonly referred to as "Brexit";

•	difficulties entering new markets; and

•	general economic conditions.
For a further discussion of the risks relating to our business, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise explicitly stated by us or as required by law or regulation.

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

•
achievement of economies of scale as we continue to expand by utilizing our direct sales force and distribution network to sell new products, as well as by increasing efficiencies in our sales and marketing organizations, research and development activities and manufacturing and distribution facilities; and

•
expansion of our product portfolio through select acquisitions, licensing arrangements and business partnerships that enhance, expand or expedite our development initiatives or our ability to increase our market share.

Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to bring cost effective, innovative products to market that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing these products for both existing and new therapeutic applications, as well as developing enhancements to, and product line extensions of, existing products. During 2018 we introduced several product line extensions and 11 new products. Our portfolio of existing products and products under development consists primarily of Class I and Class II medical devices, most of which require 510(k) clearance by the United States Food and Drug Administration ("FDA") for sale in the United States, and some of which are exempt from the requirement to obtain 510(k) clearance. We believe that 510(k) clearance or 510(k)-exempt status reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to the premarket approval, or PMA, process that would be required for Class III medical devices. See "Government Regulation" below for additional information.
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

Recent acquisitions and distributor-to-direct sales conversions
In 2017, we completed two large scale acquisitions: NeoTract, Inc. ("NeoTract") and Vascular Solutions, Inc. (“Vascular Solutions”). NeoTract was a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. Vascular Solutions was a medical device company that developed and marketed clinical products for use in minimally invasive coronary and peripheral vascular procedures.
During the past several years, we have also completed a number of smaller acquisitions and "distributor to direct" sales conversions in several countries. Distributor to direct sales conversations generally involve the elimination of a distributor from the sales channel, either by acquiring the distributor or terminating the distribution relationship (in some instances, particularly in Asia, the conversions involve our acquisition or termination of a master distributor and the continued sale of our products through sub-distributors). Our distributor to direct sales conversions generally enable us to obtain improved product pricing and more direct access to the end users of our products within the sales channel.
See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding recent acquisitions and distributor to direct sales conversions.
Restructuring programs
We continue to execute our footprint realignment and other restructuring programs designed to improve efficiencies in our manufacturing and distribution facilities and, to a lesser extent, our sales and marketing and research and development organizations. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
OUR SEGMENTS
We have the following seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, EMEA, Asia and OEM. In connection with the presentation of segment information, we present certain operating segments, which include Interventional Urology North America and Respiratory North America, as well as Latin America, collectively in the “all other” category because separate information with regard to each of these operating segments is not material.
The following charts depict our net revenues by reportable operating segment and by the operating segments in the "all other" category as a percentage of our total consolidated net revenues for the years ended December 31, 2018, 2017 and 2016.
Vascular North America: Our Vascular North America segment is comprised of our North American vascular access business, which offers products that facilitate a variety of critical care therapies and other applications. These products primarily consist of our Arrow branded catheters and related devices, such as catheter positioning systems. They are used in a wide range of procedures, including the administration of intravenous therapies, the measurement of blood pressure and the withdrawal of blood samples through a single puncture site. This portfolio principally consists of the following products:

•
Arrow Central Venous Catheters (CVCs): Arrow CVCs are inserted in the neck or shoulder area and come in multiple lengths with up to five channels, or lumens. They are available with a pressure injectable option that gives clinicians who perform contrast-enhanced CT scans the ability to use an indwelling (in the body) pressure injectable Arrow CVC to inject contrast dye for the scan without having to insert a second catheter.

•
Arrow EZ-IO Intraosseous Vascular Access System: The Arrow EZ-IO system provides intraosseous, or in the bone, access for the delivery of medications and fluids when traditional vascular access is difficult or impossible. Sales of the Arrow EZ-IO system to our hospital customers are included in our Vascular North America segment results, while, as noted below, sales of the product for use in pre-hospital emergency settings are included in our Anesthesia North America segment results.

•
Arrow Peripherally Inserted Central Catheters (PICCs): Arrow PICCs are soft, flexible catheters that are inserted in the upper arm and advanced into a vein that carries blood to the heart in order to administer various types of intravenous medications and therapies. Arrow PICCs have a pressure injectable option that can withstand the higher pressures required to inject contrast media for CT scans.

•
Arrow Jugular Axillo-subclavian Central Catheters (JACCs): Arrow JACCs are designed to be inserted in the neck or shoulder area and provide an alternative to traditional CVCs and PICCs for acute care. Arrow JACCs may be used for short or long-term periods to treat patients who may have poor peripheral circulation.

•
Arrow Midline Catheters: Arrow Midlines are made of a flexible polyurethane material and are inserted in the upper arm. Midlines are appropriate when patients face difficult intravenous catheter insertions or therapy will last no longer than one to four weeks.

•
Arrow Vascular Positioning Systems (VPS): We offer two distinct catheter tip positioning systems that are designed to facilitate precise placement of catheters within the heart. The first is our VPS G4 Vascular Positioning System, indicated as an alternative to chest x-ray confirmation for CVC tip placement confirmation in adult patients. The VPS G4 analyzes multiple metrics, in real time, to help clinicians navigate through the circulatory system and identify the correct catheter tip placement in the heart. We also offer the Arrow VPS Rhythm™ System, which provides electrocardiogram (ECG)-based tip confirmation in a highly portable, lightweight and versatile design. ECG technology facilitates catheter tip placement and confirmation within the superior vena-cava-cavatorial junction in the heart, and can be used with a broad range of catheter types. When paired with our VPS TipTracker stylet for insertion of PICCs, the Arrow VPS Rhythm System provides real-time visual navigation by tracing the catheter pathway with a blue line on a color screen.

•
Arrow Arterial Catheterization Kits: Our Arrow arterial catheterization kits facilitate arterial pressure monitoring and blood withdrawal for glucose, blood-gas and electrolyte measurement in a wide variety of critical care and intensive care settings.

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

The large majority of our CVCs are treated with solutions based on our ARROWg+ard or ARROWg+ard Blue Plus antimicrobial technology, which have been shown to reduce the risk of catheter related bloodstream infection. Our technology, available on our PICCs, JACCs and Midlines, provides antimicrobial and antithrombogenic protection on inner and outer catheter surfaces as well as the entire fluid pathway of the catheter. It has been shown to be effective in reducing microbial colonization and thrombus accumulation on catheter surfaces.
Many of our vascular access catheters are available in Maximal Barrier Precautions trays, which are designed to assist healthcare providers in complying with clinical guidelines for reducing catheter-related bloodstream infections. These trays are available for CVCs, PICCs and multi-access catheters and include a full body drape, coated or non-coated catheters and other accessories. In addition, our ErgoPACK system offers clinicians a broad range of tray configurations with components packaged in the tray in the order in which they will be required during the procedure, and incorporates features designed to promote ease of use and patient and provider safety.
Interventional North America: Our Interventional North America segment consists of products used by interventional cardiologists, interventional radiologists, vascular surgeons and vein practices. It is comprised of the North American component of our Vascular Solutions business, which we acquired in February 2017, and our legacy Teleflex interventional access and cardiac care businesses. Additionally, in 2018, we expanded our product portfolio with the acquisitions of Essential Medical, Inc. and certain assets of QT Vascular LTD to include the following products:

•
The Chocolate XD Percutaneous Transluminal Coronary Angioplasty (PTCA) Balloon: The Chocolate XD PTCA Balloon is a non-drug coated angioplasty balloon catheter used in the preparation and treatment of coronary lesions.

•	Glider PTCA Balloon Catheter: The Glider PTCA Balloon Catheter is an angioplasty balloon catheter designed to cross through tight lesions or stent struts during complex coronary procedures.

•	Manta Vascular Closure Device: The Manta Vascular Closure Device is used for closure of large bore arteriotomies at femoral arterial access sites after cardiac catheterization.
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

•
TrapLiner catheters: Our TrapLiner catheter is intended for use in conjunction with guide catheters to access discrete regions of the coronary and/or peripheral vasculature, to facilitate placement of interventional devices and to facilitate the exchange of interventional devices while maintaining the position of the guidewire within the vasculature. The TrapLiner catheter is similar in design to the GuideLiner guide extension catheter, with the added feature of an integrated balloon for trapping a standard 0.014” guidewire within a guide catheter. The TrapLiner catheter can be used as an alternative method to the trapping technique that requires the use of a percutaneous transluminal coronary angioplasty (PTCA) balloon to exchange an existing over-the-wire catheter while maintaining guidewire position. The technique of guidewire trapping for catheter exchange is most commonly performed in complex interventional procedures.

•
Turnpike catheters: These catheters may be used to facilitate placement and exchange of guidewires and to deliver diagnostic and therapeutic agents to discrete regions of the coronary and peripheral vasculature.

•	Micro-introducers: These products are used to gain percutaneous access to the vasculature for performing arterial and venous catheterization procedures.

•
TwinPass Torque: The TwinPass Torque is designed for procedures that call for the delivery of two interventional guidewires from a single catheter in clinical situations where catheter delivery and turning control are important.

•
Guidewires: Our Spectre Guidewire is a dual-core design guidewire that provides enhanced deliverability in coronary and peripheral interventions. Raider Guidewire is a specialty wire with a unique tip designed to gain access to small vessels.

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

•
Arrow OnControl Powered Bone Marrow / Bone Access System: The Arrow OnControl powered bone access system is used to perform bone marrow biopsies and aspirations and access bone lesions for hematology and in ontological diagnostic procedures.

•
Arrow Trerotola Percutaneous Thrombectomy Device (PTD): The Arrow Trerotola PTD is used for declotting of dialysis grafts and fistulas, respectively indirect and direct connections between an artery and a vein for hemodialysis access.

•	Arrow Chronic Hemodialysis Catheters: The Arrow chronic hemodialysis catheters include both antegrade and retrograde insertion options for split, step and symmetrical tip configurations.

•
ARROW-Clark VectorFlow Hemodialysis Catheter: The Arrow-Clark VectorFlow catheter is a symmetrical tip tunneled hemodialysis catheter designed to reduce loss of lock solution (which is used on catheters to reduce the risk of thrombosis), give sustained high flows and reduce the risk of thrombus accumulation due to platelet activation. Additionally, the specially designed catheter tip enables placement flexibility with minimal impact on recirculation.

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

Cardiac care product portfolio
Products in the cardiac care portfolio include diagnostic catheters, intra-aortic balloon catheters and capital equipment. Diagnostic catheters include thermodilution and wedge pressure catheters. Our Berman and Reverse Berman catheters are used during the x-ray examination of blood vessels and our temporary pacing catheters are often used in common interventional procedures such as transcatheter aortic valve replacement, or TAVR. We also manufacture sheaths for femoral and trans-radial aortic access used in diagnostic and therapeutic procedures. Our capital equipment offering includes our intra-aortic balloon pump, or IABP. When combined with our intra aortic balloon catheter, our IABPs are used to augment oxygen delivery to the cardiac muscle and reduce the oxygen demand after cardiac surgery, heart attack or interventional procedures. We recently launched the Autocat 3 Optimus, our third generation IABP. This device helps a weakened heart pump blood and can deliver IABP therapy to a broad range of patients, even those with severe arrhythmias.
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

•
Arrow Peripheral Nerve Block (PNB) Catheters, Pumps, Needles and Kits: Our portfolio of Arrow PNB products, which includes the Arrow Stimucath and FlexBlock catheters, are designed to be used by anesthesiologists to provide localized pain relief by injecting anesthetics to deliberately interrupt the signals traveling along a nerve. Nerve blocks are used in a variety of different procedures, including orthopedics.

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

Airway management products
Our airway management products and related devices, which are designed for use in both pre-hospital emergency and hospital settings, consist principally of the following:

•
LMA Airways: Our LMA laryngeal masks are used by anesthesiologists and emergency responders to establish an airway to channel anesthesia gas or oxygen to a patient's lungs during surgery or trauma. The LMA Gastro Airway is the first single-use laryngeal mask with a gastric channel. Designed for use in upper endoscopy procedures, this device offers an increased level of airway management for clinicians. The LMA Gastro Airway also includes our Cuff Pilot technology, which enables clinicians to confirm that the inserted cuff is properly inflated and to monitor pressure levels.

•
LMA Atomization: Our LMA atomization portfolio includes products designed to facilitate atomized delivery of certain medications. Included in the portfolio is our LMA MAD Nasal, an intranasal mucosal atomization device that is designed to provide a safe and painless way to deliver medications approved for intranasal delivery to a patient's blood stream without an intravenous line or needle.

•
RUSCH Endotracheal Tubes and Laryngoscopes: We offer a broad portfolio of products to facilitate and support endotracheal intubation to administer oxygen and anesthetic gases in multiple settings (surgery, critical care and emergency settings). We also provide a broad range of products for laryngoscopy, a procedure that is primarily used to obtain a view of the airway to facilitate tracheal intubation during general anesthesia or cardiopulmonary resuscitation ("CPR"). Among these products is the Rusch DispoLED Laryngoscope Handle and Green Rusch Lite Blade, a single-use system designed to help facilities comply with standards designed to reduce the potential for patient cross-contamination associated with reusable devices during intubation.

Pre-hospital emergency products

As noted above, our airway management products can be used in pre-hospital emergency settings. We offer other products designed for use in pre-hospital emergency settings, including the Arrow EZ-IO System, which is described in the Vascular North America segment summary above. The Arrow EZ-IO System offers a method for vascular access that can be administered quickly and effectively in emergency situations.

Surgical North America: Our surgical products are designed to provide surgeons with a comprehensive range of devices for use in a variety of surgical procedures. Our portfolio consists of single-use and reusable products, including the following:

•
Weck Ligation Systems: Our Weck Ligation Systems feature the Weck Metal Ligating Clips and Hem-o-lok Polymer Ligating Clips. Weck Metal Ligating Clips are intended for use in procedures involving vessels or anatomic structures and are sold in various sizes, types and materials. Our Hem-o-lok Polymer Ligating Clips are intended for use in procedures involving ligation of vessels or tissue structures and are sold in various sizes in a manual and automatic format.

•
Weck EFx Fascial Closure Systems: Our Weck fascial closure systems are used in laparoscopic surgical procedures and are intended to facilitate placement of sutures used to repair laparoscopic defects and minimize complications and costs associated with port-site herniation.  We offer a full portfolio of fascial closure devices, which provides a wide range of clinical options.

•
Percutaneous Surgical Systems: Our MiniLap surgical instruments are designed to be inserted percutaneously (through the skin) to enable surgeons to perform laparoscopic surgery without the need for an insertion trocar. The MiniLap family of surgical instruments consists of a ThumbGrip option with a 2.3mm shaft or a pistol design option, called MiniGrip, with a 2.4mm shaft. In addition, we have developed the Percuvance percutaneous surgical system, which features a 2.9mm device shaft with 5 mm operating tips. The Percuvance system is used to penetrate soft tissue to access certain areas of the abdomen and to grasp, hold and manipulate tissue, and, like our MiniLap surgical instruments, enables surgeons to access the abdominal cavity without the need for access ports.

Our other branded surgical products include our Weck Vista bladeless access ports, Deknatel sutures, Pleur-evac chest drainage system and our Pilling and Kmedic surgical instruments.

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
Original Equipment Manufacturer and Development Services ("OEM"): Our OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers. Our OEM division, which includes the TFX OEM and Deknatel OEM brands, provides custom-engineered extrusions, diagnostic and interventional catheters, balloons and balloon catheters, sheath/dilator sets (introducers) and kits, sutures, performance fibers, and bioresorbable resins and fibers. We offer an extensive portfolio of integrated capabilities, including engineering, material selection, regulatory affairs, prototyping, testing and validation, manufacturing, assembly and packing.
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
OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are affected by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2018, 2017 and 2016 derived from each of our end markets.

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
Unless an exemption or pre-amendment grandfather status applies, each medical device that we market must first receive either clearance as a Class I or Class II device (by submitting a premarket notification (“510(k)”) or approval as a Class III device (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. To obtain 510(k) clearance, a manufacturer must demonstrate that the proposed device is substantially equivalent to a legally marketed device (a 510(k)-cleared device, pre-amendment device for which FDA has not called for PMAs or a device with a de novo authorization), referred to as the "predicate device." Substantial equivalence is established by the applicant showing that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device.  The FDA’s 510(k) clearance process usually takes from four to nine months, but it can last longer. A device that is not eligible for the 510(k) process because there is no predicate device may be reviewed through the de novo process (the process for granting marketing authorization when no substantially equivalent device exists) if the FDA agrees it is a low to moderate risk device. A device not eligible for 510(k) clearance or de novo authorization is categorized as Class III and must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.  The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) or de novo process. It generally takes from one to three years or even longer. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I and Class II devices that require 510(k) clearance, although a few are 510(k)-exempt.  In addition, modifications made to devices after they receive clearance or approval may require a new 510(k) clearance or approval of a PMA or PMA supplement. We cannot be sure that 510(k) clearance or PMA approval will be obtained in a timely matter if at all for any device that we propose to market.
A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) clearance or a de novo authorization.  The sponsor of a clinical study must comply with and conduct the study in accordance with the applicable federal regulations, including FDA’s investigational device exemption (“IDE”) requirements, and good clinical practice (“GCP”).  Clinical trials must also be approved by an institutional review board ("IRB"), which is an appropriately constituted group that has been formally designated to review biomedical research involving human subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety, and welfare of the human research subject.  The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  An IRB may also require the clinical trial at the site to be halted for failure to comply with the IRB’s requirements, or may impose other conditions.
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
The FDA has issued final regulations regarding the Unique Device Identification (“UDI”) System, which requires manufacturers to mark certain medical devices with unique identifiers. While the FDA expects that the UDI System will help track products during recalls and improve patient safety, it has required us to make changes to our manufacturing and labeling, which could increase our costs.  The UDI System is being implemented in stages based on device risk, with the first requirements having taken effect in September 2014 and the last taking effect in September 2022.
Certain of our medical devices are sold in convenience kits that include a drug component, such as lidocaine. These types of kits are generally regulated as combination products within the Center for Devices and Radiological Health ("CDRH") under the device regulations because the device provides the primary mode of action of the kit. Although the kit as a whole is regulated as a medical device, it may be subject to certain drug requirements such as current good manufacturing practices (“cGMPs”) to the extent applicable to the drug-component repackaging activities and subject to inspection to verify compliance with cGMPs as well as other regulatory requirements.
Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections to verify compliance with the QSR as well as other regulatory requirements. Such inspections are performed through the new Medical Device Single Audit Program (MDSAP) and other specified audits by regulatory authorities. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or total shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. The FDA also has the authority under certain circumstances to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.  Any of these actions could have an adverse effect on our business. Manufacturing certification requirements and audits through the MDSAP program also applies.

Regulation of Medical Devices Outside of the United States
Medical device laws also are in effect in many of the markets outside of the United States in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Manufacturing certification requirements and audits through the MDSAP program or other regulatory authority inspections also apply. In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices (as compared to the predecessor Medical Device Directive), including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently marketed medical devices will have until May 2020 to meet the requirements of the EU MDR. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
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
We are also subject to various federal and state reporting and disclosure requirements related to the healthcare industry.  Rules issued by the Centers for Medicare & Medicaid Services ("CMS") require us to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. Effective January 2022, we will also be required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. The reported data is available to the public on the CMS website. Failure to submit required information may result in civil monetary penalties.  In addition, several states now require medical device companies to report expenses relating to the marketing and promotion of device products and to report gifts and payments to individual physicians in these states.  Other states prohibit various other marketing-related activities.  The federal government and certain other states require the posting of information relating to clinical studies and their outcomes. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that a healthcare company may violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.
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

COMPETITION
The medical device industry is highly competitive. We compete with many companies, ranging from small start-up enterprises to companies that are larger and more established than us and have access to significantly greater financial resources. Furthermore, extensive product research and development and rapid technological advances characterize the market in which we compete. We must continue to develop and acquire new products and technologies for our businesses to remain competitive. We believe that we compete primarily on the basis of clinical superiority and innovative features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness. Our major competitors include Medtronic plc, Becton, Dickinson and Company and Boston Scientific Corporation.
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
SUPPLIERS AND MATERIALS
Materials used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used or components supplied for our overall operations. Most of the materials and components we use are available from multiple sources, and where practical, we attempt to identify alternative suppliers. However, our ability to establish alternate sources of supply may be delayed due to FDA and other regulatory authority requirements regarding the manufacture of our products. Volatility in commodity prices, particularly with respect to aluminum, steel and plastic resins, can have a significant impact on the cost of producing certain of our products. We may not be able to successfully pass cost increases through to all of our customers, particularly original equipment manufacturers.
RESEARCH AND DEVELOPMENT
We are engaged in both internal and external research and development. Our research and development efforts support our strategic objectives to provide innovative new, safe and effective products that enhance clinical value by reducing infections, improving patient and clinician safety, enhancing patient outcomes and enabling less invasive procedures.
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

EMPLOYEES
We employed approximately 15,200 full-time and temporary employees at December 31, 2018. Of these employees, approximately 3,800 were employed in the United States and 11,400 in countries other than the United States. Approximately 11% of our employees in the United States and in other countries were covered by union contracts or collective-bargaining arrangements. We believe we have good relationships with our employees.
ENVIRONMENTAL
We are subject to various environmental laws and regulations both within and outside the United States. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While we continue to devote resources to compliance with existing environmental laws and regulations, we cannot ensure that our costs of complying with current or future environmental protection, health and safety laws and regulations will not exceed our estimates or will not have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we cannot ensure that we will not be subject to environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.
EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Liam J. Kelly	52	President and Chief Executive Officer
Thomas E. Powell	57	Executive Vice President and Chief Financial Officer
Karen T. Boylan	47	Vice President, Global Strategic Projects
Cameron P. Hicks	54	Vice President, Global Human Resources
James J. Leyden	52	Vice President, General Counsel and Secretary
Mr. Kelly has been our President and Chief Executive Officer since January 2018. From May 2016 to December 31, 2017, Mr. Kelly served as our President and Chief Operating Officer. From April 2015 to April 2016, he served as Executive Vice President and Chief Operating Officer. From April 2014 to April 2015, Mr. Kelly served as Executive Vice President and President, Americas. From June 2012 to April 2014 Mr. Kelly served as Executive Vice President and President, International. He also has held several positions with regard to our EMEA segment, including President from June 2011 to June 2012, Executive Vice President from November 2009 to June 2011, and Vice President of Marketing from April 2009 to November 2009. Prior to joining Teleflex, Mr. Kelly held various senior level positions with Hill-Rom Holdings, Inc., a medical device company, from October 2002 to April 2009, serving as its Vice President of International Marketing and R&D from August 2006 to February 2009.

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
Ms. Boylan became our Vice President, Global Strategic Projects in January 2019. She previously served as our Vice President, Global RA/QA from August 2014 until December 2018. Ms. Boylan joined Teleflex in January 2013 as Vice President, International RA/QA. Prior to joining Teleflex, Ms. Boylan served as QA Vice President, Corporate Quality Systems for Boston Scientific Corporation, a developer, manufacturer and marketer of medical devices, from April 1996 to December 2012.
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
The ability of our customers to obtain coverage and reimbursement for our products is important to our business. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Even when we develop or acquire a promising new product, demand for the product may be limited unless reimbursement approval is obtained from private and government third party payors. Internationally, healthcare reimbursement systems vary significantly. In some countries, medical centers are constrained by fixed budgets, regardless of the volume and nature of patient treatment. Other countries require application for, and approval of, government or third party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for many of our medical products would be adversely affected. In this regard, we cannot be sure that third party payors will maintain the current level of coverage and reimbursement to our customers for use of our existing products. Adverse coverage determinations, including reductions in the amount of reimbursement, could harm our business by discouraging customers’ selection of, and reducing the prices they are willing to pay for, our products.
In addition, as a result of their purchasing power, third party payors have implemented and are continuing to implement cost cutting measures such as seeking discounts, price reductions or other incentives from medical products suppliers and imposing limitations on coverage and reimbursement for medical technologies and procedures. These trends could compel us to reduce prices for our products and could cause a decrease in the size of the market or a potential increase in competition that could negatively affect our business, financial condition and results of operations.
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with restructuring, facility consolidations, realignment, cost reduction and other strategic initiatives.
Over the past several years we have implemented a number of restructuring, realignment and cost reduction initiatives, including facility consolidations, organizational realignments and reductions in our workforce, and we may engage in similar efforts in the future. While we have realized some efficiencies from these initiatives, we may not realize the benefits of these or future initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled to undertake additional restructuring, realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring, realignment and cost reduction efforts prove ineffective, our ability to achieve our strategic and business plan goals may be adversely affected.
In addition, as part of our efforts to increase operating efficiencies, we plan to upgrade the existing enterprise resource planning, or ERP, system used by our EMEA segment to our global ERP system in 2019. In connection with this upgrade, we could experience business disruptions, which could adversely affect commercial activities such as our ability to receive and process orders and deliver products, negatively impact customer relationships and divert the attention of management away from daily operations. In addition, any delays in the implementation of this initiative could cause us to incur additional unexpected costs. Should we experience such difficulties, our business, cash flows and results of operations could be adversely affected.

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
Our products are classified as medical devices and are subject to extensive regulation in the United States by the FDA and by comparable government agencies in other countries. The regulations govern, among other things, the development, design, clearance, approval, manufacturing, labeling, importing and exporting and sale and marketing of many of our products. Moreover, these regulations are subject to future change.
In the United States, before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive either 510(k) clearance or de novo authorization or approval of a premarket approval application, or PMA, from the FDA. Similarly, most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. In the European Union, a new Medical Device Regulation was published in 2017 that, when it enters into full force in 2020, will include significant additional pre- and post-market requirements. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign government authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA or a foreign government authority may make its review and clearance or approval process more rigorous, which could require us to generate additional clinical or other data, and expend more time and effort, in obtaining future product clearances or approvals. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, substantial additional costs or limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations. Even after a product has received marketing approval or clearance, such product approval or clearance can be withdrawn or limited due to unforeseen problems with the device or issues relating to its application.
Failure to comply with applicable regulations could lead to adverse effects on our business, which could include:

•	partial suspension or total shutdown of manufacturing;

•	product shortages;

•	delays in product manufacturing;

•	warning or untitled letters;

•	fines or civil penalties;

•	delays in or restrictions on obtaining new regulatory clearances or approvals;

•	withdrawal or suspension of required clearances, approvals or licenses;

•	product seizures or recalls;

•	injunctions;

•	criminal prosecution;

•	advisories or other field actions;

•	operating restrictions; and

•	prohibitions against exporting of products to, or importing products from, countries outside the United States.
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
Furthermore, our facilities are subject to periodic inspection by the FDA and other federal, state and foreign government authorities, which require manufacturers of medical devices to adhere to certain regulations, including the FDA’s Quality System Regulation, which requires, among other things, periodic audits, design controls, quality control testing and documentation procedures, as well as complaint evaluations and investigation. In addition, any facilities assembling convenience kits that include drug components and are registered as drug repackaging establishments are also subject to current good manufacturing practices requirements for drugs. The FDA also requires the reporting of certain adverse events and product malfunctions and may require the reporting of recalls or other field safety corrective actions. Issues identified through such inspections and reports may result in FDA enforcement action through any of the actions discussed above. Moreover, issues identified through such inspections and reports may require significant resources to resolve.
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
Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), imposed annual reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals. Effective January 2022, we will also be required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. The reported information is made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for each payment, transfer of value or ownership or investment interests not reported in an annual submission, up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”).
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
We are subject to risks arising from adverse changes in general domestic and global economic conditions. The economic slowdown and disruption of credit markets that occurred several years ago led to recessionary conditions and depressed levels of consumer and commercial spending, resulting in reductions, delays or cancellations of purchases of our products and services. Despite improvements in recent years, particularly in the United States, economic conditions continue to cause disruption in some financial markets, resulting in, among other things, diminished liquidity and credit availability. We cannot predict the duration or extent of any economic recovery or the extent to which our customers will return to more typical spending behaviors. The continuation in a number of markets of weak economic growth, constricted credit, public sector austerity measures in response to public budget deficits and foreign currency volatility, particularly with respect to the euro, could have a material adverse effect on our results of operations, financial condition and liquidity.
Additionally, our customers, particularly in Italy, Spain, Portugal and Greece, have extended or delayed payments for products and services already provided, which has increased our focus on collectability with respect to our accounts receivable from these customers. To date, we have not experienced an inordinate amount of payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our foreseeable additional operating needs. However, the ongoing uncertainty in the European financial markets, combined with a continuation of constrained European credit markets creates a risk that some of our European customers and suppliers may be unable to access liquidity. As of December 31, 2018 and 2017, our aggregate net current and long term trade accounts receivable in Italy, Spain, Portugal and Greece were $39.0 million and $49.1 million, respectively. In 2018, 2017 and 2016, net revenues from these countries were approximately 6%, 6% and 7% of total net revenues, respectively, and average days that accounts receivable from these countries were outstanding were 121, 154 and 182 days, respectively. Although we maintain allowances for doubtful accounts to cover the estimated losses which may occur when customers cannot make their required payments, we cannot assure that the loss rate will not increase in the future given the volatility in the worldwide economy. If our allowance for doubtful accounts is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our results of operations. Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.
In addition, adverse economic and financial market conditions may result in future impairment charges with respect to our goodwill and other intangible assets, which would not directly affect our liquidity but could have a material adverse effect on our reported financial results.
Our strategic initiatives, including acquisitions, may not produce the intended growth in revenue and operating income, which could have a material adverse effect on our operating results.
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

In connection with certain of our completed acquisitions, we have agreed to pay consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating earnings, which could have a material impact on our results of operations. As of December 31, 2018, we accrued $304.2 million of contingent consideration, most of which related to our acquisition of NeoTract. In addition, actual payments may differ materially from the amount of the contingent liability , which could have a material impact on our results of operations, cash flows and liquidity. For information regarding assumptions related to our contingent consideration liabilities, see “Critical Accounting Policies and Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For additional information regarding our acquisitions, see Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K.

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
While, as noted above, the excise tax has been suspended through 2019, we may again be subject to the excise tax in 2020 unless the suspension is extended further. We cannot predict at this time the full impact of the Affordable Care Act or other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flows. In this regard, several legislative initiatives to repeal and replace the Affordable Care Act were proposed, but not adopted in 2017. However, United States tax legislation adopted in December 2017 and commonly referred to as the Tax Cuts and Jobs Act ("TCJA") eliminated the individual mandate under the Affordable Care Act, which has resulted in increased uncertainty regarding insurance premium prices for participants in insurance exchanges under the act, and may have other effects. Moreover, on December 14, 2008, the United States District Court for the Northern District of Texas ruled that the individual mandate provision of the Affordable Care Act is unconstitutional and the remainder of the act is invalid, although the Court stayed its ruling pending appeal. The nature and effect of any modification or repeal of, or legislative substitution for, the Affordable Care Act, or any court decision regarding the act's validity, is uncertain, and we cannot predict the effect that any of these events would have on the longer-term viability of the act, or on our financial condition, results of operations or cash flows.
We are subject to risks associated with our non-United States operations.
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the United States, including Belgium, the Czech Republic, Germany, Ireland, Malaysia and Mexico. In addition, a significant portion of our non-United States revenues are derived from sales to third party distributors. As of December 31, 2018, 75% of our full-time and temporary employees were employed in countries outside of the United States, and approximately 40% of our net property, plant and equipment was located outside the United States. In addition, for the years ended December 31, 2018, 2017 and 2016 approximately 41%, 42% and 46%, respectively, of our net revenues (based on the Teleflex entity generating the sale) were derived from operations outside the United States.
Our international operations are subject to risks inherent in doing business outside the United States, including:

•	exchange controls, currency restrictions and fluctuations in currency values;

•	trade protection measures, tariffs and other duties, especially in light of trade disputes between the United States and several foreign countries, including China;

•	potentially costly and burdensome import or export requirements;

•	laws and business practices that favor local companies;

•	changes in foreign medical reimbursement policies and procedures;

•	subsidies or increased access to capital for firms that currently are or may emerge as competitors in countries in which we have operations;

•	substantial foreign tax liabilities, including potentially negative consequences resulting from changes in tax laws;

•	restrictions and taxes related to the repatriation of foreign earnings;

•	differing labor regulations;

•	additional United States and foreign government controls or regulations;

•	the impact of the United Kingdom's pending departure from the European Union, commonly referred to as "Brexit";

•	difficulties in the protection of intellectual property; and

•	unsettled political and economic conditions and possible terrorist attacks against American interests.
In addition, the United States Foreign Corrupt Practices Act (the “FCPA”) prohibits companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. Similar anti-bribery laws are in effect in several foreign jurisdictions. The FCPA also imposes accounting standards and requirements on publicly traded United States corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments to government officials, and to prevent the establishment of “off the books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the United States are with government entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, we operate in many parts of the world that have experienced government corruption to some degree.  Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent reckless or criminal acts by our employees, distributors or other agents. In addition, we may be exposed to liability due to pre-acquisition conduct of employees, distributors or other agents of businesses or operations we acquire. Violations of anti-bribery laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition, results of operations and cash flows. We also could be subject to severe penalties and other adverse consequences, including criminal and civil penalties, disgorgement, substantial expenditures related to further enhancements to our procedures, policies and controls, personnel changes and other remedial actions, as well as harm to our reputation.
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
Increases in interest rates may adversely affect the financial health of our customers and suppliers, thereby adversely affecting their ability to buy our products and supply the components or raw materials we need. In addition, our borrowing costs have been adversely affected by recent interest rate increases, and could be further affected if interest rates continue to increase. Any of these events could have a material adverse effect on our financial condition, results of operations and cash flows.
Under our cross-currency swap agreements, a meaningful decline in the U.S. dollar to euro exchange rate could have a material adverse effect on our cash flows.
On October 4, 2018, we entered into cross-currency swap agreements with six different financial institutions to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the swap agreements, we notionally exchanged $500.0 million at an annual interest rate of 4.625% for €433.9 million at an annual interest rate of 1.942%. The swap agreements, which expire on October 4, 2023, require an exchange of the notional amounts between us and the counterparties upon expiration or earlier termination of the agreements. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has declined from the rate in effect on October 4, 2018, we are required to pay the counterparties an amount equal to the excess of the U.S. dollar value of €433.9 million over $500.0 million (we and the counterparties have agreed to a net settlement with regard to the exchange of the notional amounts at the date of expiration or earlier termination of the agreements). In the event of a significant decline in the U.S. dollar to euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro currency exchange rate has declined by 10% from the rate in effect at October 4, 2018 (at that date, the exchange rate was 1.15 U.S. dollar per euro), we would be required to pay approximately $50 million to the counterparties in respect of the notional settlement. To the extent we enter into additional cross-currency swap agreements, a decline in the relevant exchange rates could further adversely affect our cash flows.
Fluctuations in our effective tax rate and changes to tax laws may adversely affect us.
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws (including the impact of the enactment of the TCJA). Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition and results of operations and cash flows.
An interruption in our manufacturing or distribution operations or our supply of raw materials may adversely affect our business.
Many of our key products are manufactured at or distributed from single locations, and the availability of alternate facilities is limited. If operations at one or more of our facilities is suspended due to natural disasters or other events, we may not be able to timely manufacture or distribute one or more of our products at previous levels or at all. Furthermore, our ability to establish replacement facilities or to substitute suppliers may be delayed due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. In addition, in the event of delays or cancellations in shipments of raw materials by our suppliers, we may not be able to timely manufacture or supply the affected products at previous levels or at all. The manufacture of our products is highly exacting and complex, due in part to strict regulatory requirements. Problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to delays in product releases, product shortages, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in quality or safety issues.  A reduction or interruption in manufacturing or distribution, or our inability to secure suitable alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our ability to attract, train, develop and retain key employees is important to our success.
Our success depends, in part, on our ability to continue to retain key personnel, including our executive officers and other members of our senior management team. Our success also depends, in part, on our ability to attract, train, develop and retain other key employees, including research and development, sales, marketing and operations personnel. We may experience difficulties in retaining executives and other employees due to many factors, including:

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
Our failure to maintain strong relationships with physicians and other health care professionals could adversely affect us.
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
We are party to various lawsuits and claims arising in the normal course of business involving, among other things, contracts, intellectual property, import and export regulations, and employment and environmental matters. The defense of these lawsuits may divert our management’s attention, and may involve significant legal expenses. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition and results of operations. While we do not believe that any litigation in which we are currently engaged would have such an adverse effect, the outcome of litigation, including regulatory matters, is often difficult to predict, and we cannot assure that the outcome of pending or future litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our substantial indebtedness could adversely affect our business, financial condition or results of operations.
As of December 31, 2018, we had total consolidated indebtedness of $2.2 billion.
Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to satisfy our debt obligations. It could also have significant effects on our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, research and development efforts and other general corporate expenditures;

•	limit our ability to borrow additional funds for general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from pursuing business opportunities; and

•	place us at a disadvantage compared to competitors that have less indebtedness.
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
Our debt agreements impose restrictions on our business, which could prevent us from pursuing business opportunities and taking other desirable corporate actions, and may adversely affect our ability to respond to changes in our business and manage our operations.
Our senior credit agreement and the indentures governing our 5.25% senior notes due 2024 (the "2024 Notes"), our 4.875% senior notes due 2026 (the "2026 Notes") and our 4.625% senior notes due 2027 (the "2027 Notes" and, together with the 2024 Notes, the "Senior Notes") contain covenants that, among other things, impose significant restrictions on our business. The restrictions that these covenants place on us and our restricted subsidiaries collectively include limitations on our and their ability to, among other things:

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
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2018, we had outstanding approximately 46.0 million shares of our common stock, options to purchase approximately 1.5 million shares of our common stock (of which approximately 1.1 million were vested as of that date), restricted stock units covering approximately 0.2 million shares of our common stock (which are expected to vest over the next three years), performance stock units covering a maximum of 22,290 shares of our common stock (which may vest in early 2021, depending on our performance with regard to specified financial measures and market performance of our common stock compared to designated public companies) and approximately 1,767 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2018, 3.6 million shares of our common stock are reserved for issuance upon the exercise of stock options. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.
If we issue additional shares of our common stock or instruments convertible into our common stock, such issuances may materially and adversely affect the price of our common stock. Furthermore, our issuance of shares following the exercise of some or all of the outstanding stock options, as well as the vesting of restricted stock units and some or all of the performance stock units will dilute the ownership interests of existing stockholders, and the issuance and sale in the public market of such shares of our common stock could adversely affect prevailing market prices of our common stock.
Disruption of critical information systems or material breaches in the security of our systems may adversely affect our business and customer relationships.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. We also rely on our technology infrastructure, among other functions, to enable us to interact with customers and suppliers, fulfill orders, generate invoices, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise perform business functions. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Although we have taken numerous measures to protect our information systems and enhance data security, we cannot assure that these measures will prevent security breaches that could have a significant impact on our business, reputation and financial results. If we fail to monitor, maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could, among other things, lose customers, have difficulty preventing fraud, have disputes with customers, physicians and other health care professionals, be subject to regulatory sanctions or penalties, incur expenses, lose revenues or suffer other adverse consequences.  Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Regulations related to conflict minerals have caused us to incur additional costs and may adversely affect our business.
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
As of December 31, 2018, approximately 11% of our employees in the United States and in other countries were covered by union contracts or collective bargaining arrangements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
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
We own or lease approximately 90 properties consisting of plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted within the facilities.
Our major facilities (those with 50,000 or greater square feet) at December 31, 2018 are as follows:

Location	Square Footage	Owned or Leased
Olive Branch, MS	627,000	Leased
Kamunting, Malaysia	286,000	Owned
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	204,000	Owned
Reading, PA	166,000	Owned
Tongeren, Belgium	163,000	Leased
Morrisville, NC	162,000	Leased
Chihuahua, Mexico	153,000	Owned
Maple Grove, MN	129,000	Owned
Zdar Nad Sazauou, Czech Republic	108,000	Owned
Chihuahua, Mexico	100,000	Leased
Tecate, Mexico	102,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Chelmsford, MA	91,000	Leased
Kulim, Malaysia	90,000	Owned
Kernen, Germany	86,000	Leased
Arlington Heights, IL	86,000	Leased
Wayne, PA	84,000	Leased
Jaffrey, NH	81,000	Owned
Kamunting, Malaysia	77,000	Leased
Chihuahua, Mexico	68,000	Leased
Chihuahua, Mexico	63,000	Owned
Limerick, Ireland	59,000	Owned
Mansfield, MA	57,000	Leased
Bad Liebenzell, Germany	53,000	Leased

Operations in each of our business segments are conducted at locations both in and outside of the United States. Of the facilities listed above, with the exception of Jaffrey, NH, Mansfield, MA, and Limerick, Ireland, which are used solely for the OEM segment, our facilities generally serve more than one business segment and are often used for multiple purposes, such as administrative/sales, manufacturing and warehousing/distribution.

In addition to the properties listed above, we own or lease approximately 670,000 square feet of additional warehousing, manufacturing and office space in the North America, South America, Europe, Asia and Africa.

ITEM 3.	LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of December 31, 2018 and 2017, we accrued liabilities of $0.6 million and $3.8 million respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TFX.” As of February 19, 2019, we had 473 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other financial institutions for the accounts of beneficial owners.
Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2013 and that all dividends were reinvested.
MARKET PERFORMANCE

Company / Index	2013	2014	2015	2016	2017	2018
Teleflex Incorporated	100	124	143	177	275	288
S&P 500 Index	100	114	115	129	157	150
S&P 500 Healthcare Equipment & Supply Index	100	126	134	142	186	213

ITEM 6.	SELECTED FINANCIAL DATA

	2018(1)	2017(1)	2016(1)	2015(1)	2014(1)
	(Dollars in thousands, except per share)
Statement of Income Data:
Net revenues	$2,448,383	$2,146,303	$1,868,027	$1,809,690	$1,839,832
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$321,704	$372,279	$319,453	$315,891	$284,862
Income from continuing operations	$196,432	$155,263	$237,651	$236,808	$191,460
Amounts attributable to common shareholders for income from continuing operations	$196,432	$155,263	$237,187	$235,958	$190,388
Per Share Data:
Income from continuing operations — basic	$4.30	$3.45	$5.47	$5.68	$4.60
Income from continuing operations — diluted	$4.20	$3.33	$4.98	$4.91	$4.10
Cash dividends	$1.36	$1.36	$1.36	$1.36	$1.36
Balance Sheet Data:
Total assets	$6,277,991	$6,181,492	$3,891,213	$3,871,774	$3,912,431
Long-term borrowings	$2,072,200	$2,162,927	$850,252	$641,850	$693,720
Shareholders’ equity	$2,539,978	$2,430,531	$2,137,517	$2,009,272	$1,911,309
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$435,086	$426,301	$410,590	$303,446	$290,241
Net cash used in investing activities from continuing operations	$(196,394)	$(1,832,855)	$(56,974)	$(154,848)	$(108,137)
Net cash (used in) provided by financing activities from continuing operations	$(206,433)	$1,141,259	$(118,692)	$(85,583)	$(287,703)
Supplemental Data:
Free cash flow(2)	$354,291	$355,398	$357,455	$241,998	$222,670

Certain financial information is presented on a rounded basis, which may cause minor differences.

(1)
Amounts include the impact of businesses acquired during the period, commencing on the respective acquisition dates. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(2)
Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities from continuing operations. Free cash flow is a non-GAAP financial measure. This financial measure is used in addition to and in conjunction with results presented in accordance with generally accepted accounting principles in the United States, or GAAP, and should not be considered a substitute for net cash provided by operating activities from continuing operations, the most comparable GAAP financial measure. Management believes that free cash flow is a useful measure to investors because it facilitates an assessment of funds available to satisfy current and future obligations, pay dividends and fund acquisitions. We also use this financial measure for internal managerial purposes and to evaluate period-to-period comparisons. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations, such as debt service, that are not deducted from the measure. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. The following is a reconciliation of free cash flow to the most comparable GAAP measure.

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities from continuing operations	$435,086	$426,301	$410,590	$303,446	$290,241
Less: Capital expenditures	80,795	70,903	53,135	61,448	67,571
Free cash flow	$354,291	$355,398	$357,455	$241,998	$222,670

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global provider of medical technology products focused on enhancing clinical benefits, improving patient and provider safety and reducing total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies.
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
In May 2018 and February 2019, we initiated restructuring plans primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the "2018 Footprint realignment plan" and the “2019 Footprint realignment plan," respectively). The 2018 Footprint realignment plan, which also involves the outsourcing of certain European distribution operations, and the 2019 Footprint realignment plan are expected to be substantially completed during 2024 and 2022, respectively. For additional information on both of these plans and a discussion of our other ongoing restructuring programs, see "Restructuring and impairment charges" under “Results of Operations” below.
We have continued to expand our presence within the medical device industry through strategic acquisitions. During 2018, we completed several acquisitions of businesses that complement our interventional and surgical product portfolios. The total fair value of the consideration transferred in connection with these acquisitions was $172.3 million, which included initial payments of $117.6 million and contingent consideration having an estimated fair value of $54.7 million. The contingent consideration liability represents the estimated fair value of the Company's obligations to make additional payments if certain sales and regulatory goals are met.
During the year ended December 31, 2018, we also completed several distributor to direct sales conversions. The aggregate consideration we transferred in connection with these transactions was $4.9 million.
In October 2017, we completed the acquisition of NeoTract, Inc. ("NeoTract"), a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. We made initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million and agreed to pay up to an additional $300 million in the aggregate contingent if we achieve specified net sales goals through the end of 2020. We made an additional payment of $75 million during 2018 as a result of the achievement of a sales goal for the period from January 1, 2018 to April 30, 2018. In February 2017, we completed the acquisition of Vascular Solutions, Inc. (“Vascular Solutions”), a medical device company that developed and marketed clinical products for use in minimally invasive coronary and peripheral vascular procedures, for an aggregate purchase price of $975.5 million. In addition, during the year ended December 31, 2017, we completed acquisitions related to our anesthesia and respiratory product portfolios and distributor to direct sales conversions. The total fair value of the consideration related to these acquisitions was $80.1 million.
U.S. Tax Legislation
U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changes United States (or "U.S.") tax law by, among other things, reducing the U.S. corporate income tax rate from a maximum of 35% to 21%; implementing a territorial tax system, generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 earnings and profits of foreign subsidiaries, which will be deemed repatriated for purposes of the tax.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 states that in these circumstances, if the Company can determine a reasonable estimate for the income tax effects, the SEC staff would not object if the company includes in its financial statements the reasonable estimate it has determined (and the SEC staff also expressed its belief that it would not be appropriate for a company to exclude a reasonable estimate from its financial statements to the extent a reasonable estimate has been determined). We included a provisional $107.9 million net tax expense related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017.
During 2018, we made adjustments to the provisional amounts for taxes on deemed repatriated earnings and the revaluation of deferred tax assets and liabilities due to additional analysis, changes in interpretations and in our assumptions, and the issuance of additional regulatory guidance. As prescribed under SAB 118, these adjustments were identified and recorded as discrete adjustments in the period in which such changes were made. During 2018, we recognized a net $2.3 million discrete tax benefit as a result of adjustments to the provisional tax impacts of the TCJA included in our consolidated financial statements for the year ended December 31, 2017. These adjustments included a $0.2 million reduction in the provisional tax on deemed repatriated earnings and a $2.1 million tax benefit from changes in our revaluation of deferred tax assets and liabilities. We completed our accounting for these impacts during the fourth quarter 2018.
Health Care Reform
In 2010, the Patient Protection and Affordable Care Act (as amended, the "Affordable Care Act") was signed into law. The legislation is far-reaching and is intended to expand access to health insurance coverage and improve the quality and reduce the costs of healthcare. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but the provisions of the legislation designed to contain the cost of healthcare could negatively affect pricing of our products and encourage patient outcome driven results. The overall impact of the Affordable Care Act on our business is yet to be determined, mainly due to uncertainties around future customer behaviors, which we believe will be affected by reimbursement factors such as insurance coverage, statistics, patient outcomes and patient satisfaction. [Several legislative initiatives to repeal the Affordable Care Act and adopt a form of replacement legislation were proposed, but not adopted, in 2017. However, the TCJA eliminated the individual mandate under the Affordable Care Act, which generally required most Americans to maintain a minimum level of health insurance coverage.] As a result, the level of insurance premium prices for participants in insurance exchanges under the Affordable Care Act is subject to increased uncertainty. Moreover, on December 14, 2018, the United States District Court for the Northern District of Texas ruled that the individual mandate provision of the Affordable Care Act is unconstitutional and the remainder of the act is invalid, although the Court stayed its ruling pending appeal. The nature and effect of any modification or repeal of, or legislative substitution for, the Affordable Care Act, any court decision regarding the act's validity and, generally, the longer-term viability of the act, is uncertain.
The Affordable Care Act imposed a 2.3% excise tax on sales of medical devices, beginning in 2013. Although the excise tax has been suspended through 2019, its status remains unclear for subsequent years.
Global Economic Conditions

Global economic conditions in the past decade have had an adverse impact on market activities due to, among other things, failure of financial institutions, falling asset values, diminished liquidity, reduced demand for products and services and significant fluctuations in foreign currency exchange rates. In response, we adjusted production levels and engaged in new restructuring activities. We continue to review and evaluate our manufacturing, warehousing and distribution processes to maximize efficiencies through the elimination of redundancies in our operations and the consolidation of facilities. Although, on a consolidated basis, the consequences of economic conditions, other than fluctuations in foreign currency exchange rates, have not had a significant adverse impact on our financial position, results of operations or liquidity, healthcare policies and practice trends vary by country, and the impact of the global economic downturn was felt to varying degrees in each of our regional markets over the last several years. While there generally has been some improvement in economic conditions recently, the degree of improvement has been uneven among our regional markets, and the continuation of economic trends of uncertain economic growth, constricted credit, public sector austerity measures in response to public budget deficits and foreign currency volatility, particularly with respect to the euro, could have a material adverse effect on our results of operations and our liquidity.
In recent years, hospitals in some regions of the United States experienced a decline in admissions, a weaker payor mix, and a reduction in elective procedures.  Consequently, hospitals took actions to reduce their costs, including limiting their capital spending. Despite recent improvements in the economic environment, challenges persist, particularly in some European countries, as discussed below. Approximately 95% of our net revenues come from single-use products primarily used in critical care and surgical applications, and our sales volume could be negatively impacted if hospital admission rates or payor mix change. Conversely, our sales volume could increase due to the greater number of insured individuals as a result of the Affordable Care Act, which has had the effect of facilitating medical insurance coverage for many persons who previously were not covered, although, as noted above, the Affordable Care Act may be subject to repeal, a final court determination of invalidity, further modification or replacement; therefore, the longer-term viability of the act is uncertain.
A number of European countries continue to contend with considerable government debt, annual deficits and high levels of unemployment. Despite some indications of a more positive economic outlook in Europe, the prospects for continued growth are uncertain, and the healthcare sector remains weak. In particular, budgetary restraints among European countries have led to cost control measures, such as delays in approvals for elective surgeries.The public healthcare systems in certain countries in Western Europe, most notably Greece, Spain, Portugal and Italy, have experienced significantly reduced liquidity due to recessionary conditions, which continues to result in delays in payments to us by customers in these countries. Moreover, the impact of ongoing uncertainty regarding the impact of the departure of the United Kingdom from the European Union and political developments in European nations could have a profound economic effect in Europe and elsewhere.
In Asia, we believe the economic outlook for the healthcare sector generally is positive. However, a deceleration of growth in the Chinese economy and recent US-China trade tensions have increased uncertainties within Asia. In addition, we continue to confront government-implemented price management and reimbursement controls, particularly in China and India. There also has been an increase in government initiatives to help local manufacturers access a bigger share of the local market. Moreover, many countries in the region have become more proactive with respect to regulatory requirements, and as a result, we expect longer, costlier and more complicated regulatory approval processes in these countries.
In Latin America, some highly regulated economies such as Argentina, Brazil, and Venezuela have experienced unusually high inflation rates and weakening currencies. This has impacted the budgets of the public healthcare systems resulting in delays in the importation of medical devices. Although Latin America does not represent a significant portion of our business, our operations in this region may be adversely affected by these factors.
Results of Operations

As used in this discussion, "new products" are products for which commercial sales have commenced within the past 36 months, and “existing products” are products for which commercial sales commenced more than 36 months ago. Discussion of results of operations items that reference the effect of one or more acquired businesses (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects the impact on the pricing of our products resulting from any elimination of distributors, either through acquisition or termination of the distributor, from the sales channel.
Certain financial information is presented on a rounded basis, which may cause minor differences.
Revenues

	2018	2017	2016
	(Dollars in millions)
Net Revenues	$2,448.4	$2,146.3	$1,868.0

Comparison of 2018 and 2017
Net revenues for the year ended December 31, 2018 increased 14.1%, or $302.1 million, compared to the prior year. The increase is primarily attributable to net revenues of $165.1 million generated by acquired businesses, primarily NeoTract, a $60.4 million increase in sales volumes of existing products and, to a lesser extent, an increase in new product sales and favorable fluctuations in foreign currency exchange rates.
Comparison of 2017 and 2016
Net revenues for the year ended December 31, 2017 increased 14.9%, or $278.3 million, compared to the prior year. The increase is primarily attributable to net revenues of $205.8 million generated by acquired businesses, primarily Vascular Solutions and NeoTract and, to a lesser extent, an increase in new product sales.
Gross profit

	2018	2017	2016
	(Dollars in millions)
Gross profit	$1,384.4	$1,171.8	$996.2
Percentage of revenues	56.5%	54.6%	53.3%
Comparison of 2018 and 2017
For the year ended December 31, 2018, gross margin increased 190 basis points, or 3.5%, compared to the prior year. The increase in gross margin reflects the favorable impact of gross profit generated by acquired businesses, primarily NeoTract, and the impact of favorable fluctuations in foreign currency exchange rates. Moreover, gross margin for the year ended December 31, 2017 reflected the adverse impact of the step-up in carrying value of inventory recognized in connection with the Vascular Solutions acquisition.
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
Selling, general and administrative

	2018	2017	2016
	(Dollars in millions)
Selling, general and administrative	$878.7	$700.0	$563.3
Percentage of revenues	35.9%	32.6%	30.2%
Comparison of 2018 and 2017
Selling, general and administrative expenses increased $178.7 million during the year ended December 31, 2018 compared to the prior year. The increase is primarily attributable to expenses incurred by our acquired businesses (primarily NeoTract, which we acquired in October 2017), which consisted of a $49.4 million increase in contingent consideration expense resulting from a change in the estimated fair value of our contingent consideration liabilities, a $48.2 million increase in amortization expense and a $56.7 million increase in other operating expenses. The increases were partially offset by a decrease in transaction and other non recurring expenses.
Comparison of 2017 and 2016
Selling, general and administrative expenses increased $136.7 million during the year ended December 31, 2017 compared to the prior year. The increase is primarily attributable to $108.3 million in expenses related to acquired businesses and distributor to direct sales conversions, the unfavorable impact of increases in the fair value of contingent consideration liabilities and unfavorable fluctuations in foreign currency exchange rates.

Research and development

	2018	2017	2016
	(Dollars in millions)
Research and development	$106.2	$84.8	$58.6
Percentage of revenues	4.3%	3.9%	3.1%
Comparison of 2018 and 2017
The increase in research and development expenses for the year ended December 31, 2018 is primarily attributable to expenses incurred in connection with our interventional urology, anesthesia and interventional product portfolios.
Comparison of 2017 and 2016
The increase in research and development expenses for the year ended December 31, 2017 is primarily attributable to expenses incurred by acquired businesses, primarily Vascular Solutions, and to a lesser extent, NeoTract. Additionally, 2017 research and development expenses reflect increased spending on new product development with respect to several of our segments.
Restructuring and impairment charges
2019 Footprint realignment plan
In February 2019, we initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the “2019 Footprint realignment plan"). These actions are expected to be substantially completed during 2022.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2019 Footprint realignment plan of $56 million to $70 million, of which, we expect $21 million to $26 million to be incurred in 2019 and most of the balance is expected to be incurred prior to the end of 2021. We estimate that $53 million to $66 million of these charges will result in cash outlays, of which, $8 million to $9 million is expected to be made in 2019 and most of the balance is expected to be made by the end of 2021. Additionally, we expect to incur $29 million to $35 million in aggregate capital expenditures under the plan, of which, $18 million to $22 million is expected to be incurred during 2019 and most of the balance is expected to be incurred by the end of 2021.
We expect to begin realizing plan-related savings in 2021 and expect to achieve annual pre-tax savings of $12 million to $14 million once the plan is fully implemented.
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
In addition to the 2019 Footprint realignment plan, we have ongoing restructuring programs related to (i) the integration of Vascular Solutions into Teleflex; (ii) the centralization of certain administrative functions in our EMEA segment; (iii) the consolidation of our manufacturing operations (referred to as our 2018, 2016 and 2014 Footprint realignment plans); and (iv) other restructuring programs designed to improve operating efficiencies and reduce costs. See Note 5 to the condensed consolidated financial statements included in this report. In addition, we have similar ongoing activities to relocate certain manufacturing operations within our OEM segment ("the OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance, but the activities should result in cost savings (we expect only minimal costs to be incurred). With respect to our restructuring programs and OEM initiative, the table below summarizes (1) the estimated total charges that will be incurred and the estimated annual pre-tax savings once the programs are completed; (2) the charges incurred and estimated annual pre-tax savings realized through December 31, 2018; and (3) the estimated charges to be incurred and the estimated incremental annual pre-tax savings to be realized for these programs and OEM initiative through December 31, 2018 and from January 1, 2019 through their respective anticipated completion dates. As used in the table, "pre-tax savings" include (1) anticipated cost savings with respect to our historical expense items and (2) anticipated efficiencies to be realized with respect to costs that otherwise would have resulted from business acquisitions.
Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions, failure to realize anticipated savings from a supply contract related to a component included in certain kits sold by our Vascular

North America and Anesthesia North America segments, and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies with respect to increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below reflects changes from amounts previously estimated. In addition, the table below does not include estimated charges and pre-tax savings related to completed programs.
Pre-tax savings can also be affected by increases or decreases in sales volumes generated by the businesses impacted by the consolidation of manufacturing operations; such variations in revenues can increase or decrease pre-tax savings generated by the consolidation of manufacturing operations. For example, an increase in sales volumes generated by the impacted businesses, although likely increasing manufacturing costs, may generate additional savings with respect to costs that otherwise would have been incurred if the manufacturing operations were not consolidated.

	Restructuring programs and other similar cost saving initiatives
	Estimated Total	Through December 31, 2018	Estimated Remaining from January 1, 2019 through December 31, 2026
	(Dollars in millions)
Restructuring charges	$131 - $150	$102	$29 - $48
Restructuring related charges (1)	140 - 171	58	82 - 113
Total charges	$271 - $321	$160	$111 - $161

OEM initiative pre-tax savings	$6 - $7	$1	$5 - $6
Pre-tax savings (2)	118 - 130	68	50 - 62
Total pre-tax savings	$124 - $137	$69	$55 - $68

(1)
Restructuring related charges represent costs that are directly related to the programs and principally constitute costs to transfer manufacturing operations to the new locations, project management costs and accelerated depreciation, as well as a charge associated with our exit from facilities that is expected to be imposed by the taxing authority in the affected jurisdiction. Most of these changes (other than the tax charge) are expected to be recognized in cost of goods sold.

(2)
Approximately 70% of the pre-tax savings are expected to result in reductions to cost of goods sold. As previously disclosed, during 2016, in connection with our execution of the 2014 Footprint realignment plan, we implemented changes to medication delivery devices included in certain of our kits, which are expected to result in increased product costs (and therefore reduce the annual savings we anticipated at the inception of the program). However, we also expect to achieve improved pricing on these kits that will offset the increased costs, resulting in estimated annual increased revenues of $3 million to $4 million, which is not reflected in the table above. Since 2017, we have realized an aggregate benefit of $2.4 million resulting from this incremental pricing. More recently, during the fourth quarter of 2017, we entered into an agreement with an alternate provider for the development and supply of a component to be included in certain kits sold by our Vascular North America and Anesthesia North America operating segments. The agreement will result in increased development costs but is expected to reduce the cost of the component supply, once the supply becomes commercially available, as compared to the costs incurred with respect to our current suppliers. Therefore, we anticipate a net savings from the agreement, which is reflected in the table above. See “2014 Manufacturing Footprint Realignment Plan” below for additional information.

The following discussion provides additional details with respect to our restructuring programs for which we incurred restructuring charges in 2018:
2018 Footprint realignment plan
On May 1, 2018, we initiated a restructuring plan involving the relocation of certain European manufacturing operations to existing lower-cost locations, the outsourcing of certain European distribution operations and related workforce reductions. These actions commenced in the second quarter 2018 and are expected to be substantially completed by the end of 2024.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2018 Footprint realignment plan of $102 million to $133 million, of which, we estimate that $99 million to $127 million of these charges will result in future cash outlays. Additionally, we expect to incur $19 million to $23 million in aggregate capital expenditures under the plan, most of which we expect to be incurred by the end of 2021.
We began realizing plan-related savings in 2018 and expect to achieve annual pre-tax savings of $25 million to $30 million once the plan is fully implemented.

2016 Footprint realignment plan
In 2016, we initiated a restructuring plan involving the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of our facilities (the "2016 Footprint realignment plan"). These actions commenced in the first quarter 2016 and were substantially completed by the end of 2018.
2014 Footprint realignment plan
In April 2014, we initiated a restructuring plan (the "2014 Footprint realignment plan") involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. We estimate that we will incur aggregate pre-tax charges in connection with the 2014 Footprint realignment plan of approximately $47 million to $52 million. Additionally, we estimate that we will achieve annual pre-tax savings of $26 million to $29 million and we expect the plan will be substantially complete by the end of 2021.
2017 Vascular Solutions integration and EMEA restructuring programs
During the first quarter 2017, the Company committed to restructuring programs related to the integration of Vascular Solutions into Teleflex and to the centralization of certain administrative functions in Europe. Both programs were substantially completed during 2018 and as a result, the Company expects future restructuring expenses associated with the program, if any, to be nominal.
The following table provides information regarding restructuring charges we have incurred with respect to each of our restructuring programs, as well as impairment charges, for the years ended December 31, 2018, 2017, and 2016. The restructuring charges listed in the table primarily consist of termination benefits.

	2018	2017	2016
	(Dollars in millions)
2018 Footprint realignment plan	$55.0	$—	$—
2017 Vascular Solutions integration program	0.6	5.5	—
2017 EMEA restructuring program	0.7	5.2	—
2016 Footprint realignment plan	2.9	2.1	12.5
2014 Footprint realignment plan	0.8	0.7	0.1
Other restructuring programs(1)	0.1	1.3	3.2
Impairment charges (2)	19.1	—	43.4
Total	$79.2	$14.8	$59.2

(1)
Other restructuring programs include the Other 2016 restructuring programs (in 2017 and 2016) and the 2017 Pyng Integration program (in 2018 2017). We committed to the 2017 Pyng Integration program during the second quarter 2017, following our acquisition of Pyng Medical Corp in April 2017. Each of these programs were substantially completed as of December 31, 2018.

(2)
Impairment charges recognized in 2018 included $17.2 million related to certain intellectual property and other assets associated with products that were eliminated from our interventional product portfolio. Impairment charges recognized in 2016 included $41.0 million related to a discontinued intellectual property research and development (IPR&D) project and two properties that were sold during the first quarter 2017.

Interest expense

	2018	2017	2016
	(Dollars in millions)
Interest expense	$103.0	$82.5	$54.9
Average interest rate on debt during the year	4.25%	3.70%	3.80%
Comparison of 2018 and 2017
The increase in interest expense for the year ended December 31, 2018 compared to the prior year was primarily due to an increase in average debt outstanding resulting from additional borrowings under our principal credit facility, as well as the November 2017 issuance of our 4.625% Senior Notes due 2027 ("2027 Notes"). The increase in interest expense was also the result of a higher average interest rate on our debt.

Comparison of 2017 and 2016
The increase in interest expense for the year ended December 31, 2017 compared to the prior year was primarily due to an increase in average debt outstanding, mainly attributable to borrowings under our senior credit agreement (the "Credit Agreement") that were utilized to fund the Vascular Solutions and NeoTract acquisitions, offset by a slight decline in the average interest rate on debt.
Loss on extinguishment of debt

	2018	2017	2016
	(Dollars in millions)
Loss on extinguishment of debt	$—	$5.6	$19.3
For the years ended December 31, 2017 and 2016, the loss on the extinguishment of debt was related to our repurchases or the conversion of portions of the $400 million principal amount of our 3.875% convertible senior subordinated notes (the "Convertible Notes") that were issued in 2010 and matured in August 2017.
Gain on sale of assets

	2018	2017	2016
	(Dollars in millions)
Gain on sale of assets	$1.4	$—	$4.4
During the year ended December 31, 2018 and 2016, we recognized a gain on the sale of a land parcel and on the sale of buildings, respectively.
Taxes on income from continuing operations

	2018	2017	2016
Effective income tax rate	10.6%	45.5%	3.3%
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
Despite the TCJA's reduction of the United States corporate income tax rate, we continue to have a consolidated effective income tax rate that is below the newly enacted statutory tax rate due to the lower tax rates applicable to our foreign operations in many of the relevant international jurisdictions. The principal international jurisdictions in which the statutory tax rate in 2018 is lower than the United States statutory tax rate and from which we derive substantial earnings include Ireland and Bermuda. However, changes to either the currently enacted United States tax rates or international statutory tax rates could affect our effective income tax rate in the future.
Comparison of 2018 and 2017
The effective income tax rate for 2018 was 10.6% compared to 45.5% for 2017. Taxes on income from continuing operations in 2018 were $23.2 million compared to $129.6 million in 2017. The effective income tax rate for 2018 was impacted by the reduction of the United States corporate income tax rate from a maximum of 35% to 21% as a result of the TCJA. Additionally, the effective tax rate for 2018 was impacted by a net excess tax benefit related to share-based compensation and a tax cost associated with a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability. See Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Comparison of 2017 and 2016
The effective income tax rate in 2017 was 45.5% compared to 3.3% in 2016. Taxes on income from continuing operations in 2017 were $129.6 million compared to $8.1 million in 2016. The effective income tax rate for 2017 was impacted by a net tax expense of $107.9 million resulting from the enactment of the TCJA. The $107.9 million net tax expense reflects a tax expense of $154.0 million for the deemed repatriation of undistributed foreign earnings, partially offset by a $46.1 million tax benefit resulting from the reassessment and revaluation of the net deferred tax liabilities. Additionally, the effective tax rate for 2017 was impacted by a net excess tax benefit related to share-based compensation and a benefit resulting from the expiration of various statutes of limitation.
Segment Results
Segment Net Revenues

	Year Ended December 31			% Increase/(Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(Dollars in millions)
Vascular North America	$329.5	$313.6	$295.2	5.1	6.2
Interventional North America	261.6	220.6	82.4	18.6	167.6
Anesthesia North America	205.1	198.0	198.8	3.6	(0.4)
Surgical North America	166.3	175.2	172.2	(5.1)	1.7
EMEA	603.8	552.7	510.9	9.2	8.2
Asia	286.9	269.2	249.4	6.6	7.9
OEM	206.0	183.0	161.0	12.6	13.7
All other	389.2	234.0	198.1	66.4	18.1
Segment Net Revenues	$2,448.4	$2,146.3	$1,868.0	14.1	14.9
Segment Operating Profit

	Year Ended December 31,			% Increase/(Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(Dollars in millions)
Vascular North America	$98.5	$77.0	$77.1	27.9	(0.1)
Interventional North America	62.3	26.0	13.3	139.7	95.8
Anesthesia North America	61.2	62.9	55.6	(2.8)	13.2
Surgical North America	62.9	63.9	56.6	(1.6)	12.9
EMEA	106.1	92.4	84.4	14.8	9.5
Asia	78.1	75.6	75.7	3.3	(0.2)
OEM	50.3	41.6	33.6	21.0	23.6
All other	(29.1)	11.2	26.5	(360.7)	(57.9)
Segment Operating Profit(1)	$490.3	$450.6	$422.8	8.8	6.6

(1)
See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.

Comparison of 2018 and 2017
Vascular North America
Vascular North America net revenues for the year ended December 31, 2018 increased $15.9 million, or 5.1%, compared to the prior year. The increase is primarily attributable to an $8.0 million increase in sales volumes of existing products, a $5.6 million increase in new product sales and, to a lesser extent, price increases.
Vascular North America operating profit for the year ended December 31, 2018 increased $21.5 million, or 27.9%, compared to the prior year. The increase is primarily attributable to an increase in gross profit resulting from higher sales and lower manufacturing costs as well as lower operating expenses.
Interventional North America
Interventional North America net revenues for the year ended December 31, 2018 increased $41.0 million, or 18.6%, compared to the prior year. The increase is primarily attributable to net revenues of $20.6 million generated by acquired businesses (primarily Vascular Solutions) as well as increases in new product sales and in sales volumes of existing products.

Interventional North America operating profit for the year ended December 31, 2018 increased $36.3 million, or 139.7%, compared to the prior year. The increase is primarily attributable to gross profit generated by acquired businesses (primarily Vascular Solutions). In addition, for the year ended December 31, 2017, Interventional North America gross profit reflected the adverse effect of the step-up in carrying value of inventory recognized in connection with the Vascular Solutions acquisition.
Anesthesia North America
Anesthesia North America net revenues for the year ended December 31, 2018 increased $7.1 million, or 3.6%, compared to the prior year. The increase is primarily attributable to a $5.9 million increase in new product sales as well as an increase in sales volumes of existing products partially offset by price decreases.
Anesthesia North America operating profit for the year ended December 31, 2018 decreased $1.7 million, or 2.8%, compared to the prior year despite an increase in gross profit resulting from higher sales and lower manufacturing costs due to higher research and development expenses. Additionally, in 2017, we recognized a $6.4 million gain due to a favorable ruling in a lawsuit involving an insurance provider.
Surgical North America
Surgical North America net revenues for the year ended December 31, 2018 decreased $8.9 million, or 5.1%, compared to the prior year. The decrease is due to a $10.2 million decline in sales volumes of existing products partially offset by an increase in new product sales.
Surgical North America operating profit for the year ended December 31, 2018 decreased $1.0 million, or 1.6%, compared to the prior year. The decrease was primarily attributable to a decrease in gross profit resulting from lower sales largely offset by lower operating expenses, including a reduction in expenses resulting from a decrease in the estimated fair value of our contingent consideration liabilities.
EMEA
EMEA net revenues for the year ended December 31, 2018 increased $51.1 million, or 9.2%, compared to the prior year. The increase is primarily attributable to favorable fluctuations in foreign currency exchange rates of $24.5 million as well as price increases of $13.8 million.
EMEA operating profit for the year ended December 31, 2018 increased $13.7 million, or 14.8%, compared to the prior year. The increase is primarily attributable to an increase in gross profit reflecting higher sales and favorable fluctuations in foreign currency exchange rates. The increases in gross profit were partially offset by higher operating costs, including selling and amortization expenses.
Asia
Asia net revenues for the year ended December 31, 2018 increased $17.7 million, or 6.6%, compared to the prior year. The increase was primarily attributable to a $9.3 million increase in sales volumes of existing products, a $6.0 million increase in new product sales and net revenues generated by acquired businesses.
Asia operating profit for the year ended December 31, 2018 increased $2.5 million, or 3.3%, compared to the prior year. The increase was primarily attributable to an increase in gross profit resulting from higher sales as well as favorable fluctuations in foreign currency exchange rates, partially offset by unfavorable product mix and higher operating costs.
OEM
OEM net revenues for the year ended December 31, 2018 increased $23.0 million, or 12.6%, compared to the prior year. The increase is primarily attributable to a $16.5 million increase in sales volumes of existing products and an acceleration in the timing of revenue recognition in accordance with newly-adopted accounting guidance.
OEM operating profit for the year ended December 31, 2018 increased $8.7 million, or 21.0%, compared to the prior year. The increase is primarily attributable to an increase in gross profit resulting from higher sales partially offset by higher manufacturing costs.

All other
Net revenues for our other businesses for the year ended December 31, 2018 increased $155.2 million, or 66.4%, compared to the prior year. The increase is primarily attributable to net revenues generated by acquired businesses (principally NeoTract).
Operating profit for our other businesses for the year ended December 31, 2018 decreased $40.3 million, or 360.7%, compared to the prior year. The decrease is primarily attributable to expense resulting from an increase in the estimated fair value of our contingent consideration liabilities and amortization expense, both of which are primarily related to NeoTract, partially offset by gross profit generated by NeoTract.
Comparison of 2017 and 2016
Vascular North America
Vascular North America net revenues for the year ended December 31, 2017 increased $18.4 million, or 6.2%, compared to the prior year. The increase is primarily attributable to a $7.9 million net increase in sales volumes of existing products, a $6.7 million increase in new product sales and price increases.
Vascular North America operating profit for the year ended December 31, 2017 decreased $0.1 million, or 0.1%, compared to the prior year. The decrease is primarily attributable to higher general and administrative expenses, as well as higher research and development expenses. In addition, operating profit in 2016 reflected a benefit resulting from the reversal of contingent consideration liabilities. The decreases were partially offset by an increase in gross profit resulting from an increase in sales, lower manufacturing costs and increases in prices and new product sales.
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
Surgical North America
Surgical North America net revenues for the year ended December 31, 2017 increased $3.0 million, or 1.7%, compared to the prior year. The increase is primarily attributable to a $3.0 million increase in new product sales and price increases of $2.6 million, partially offset by a $2.8 million decrease in sales volumes of existing products.
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
EMEA operating profit for the year ended December 31, 2017 increased $8.0 million, or 9.5%, compared to the prior year. The increase is primarily attributable to gross profit generated by acquired businesses, primarily Vascular Solutions, as well as an increase in gross profit resulting from higher sales. These increases were partially offset by the impact of unfavorable fluctuations in foreign currency exchange rates and higher operating expenses, primarily resulting from costs incurred by Vascular Solutions.
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
Asia operating profit for the year ended December 31, 2017 decreased $0.1 million, or 0.2%, compared to the prior year. The decrease was primarily attributable to higher selling, general and administrative expenses, including those incurred in connection with the distributor to direct sales conversion and related arbitration in China that was settled in February 2018, costs incurred by Vascular Solutions and unfavorable fluctuations in foreign currency exchange rates. The decreases were partially offset by an increase in gross profit generated by acquired businesses (primarily Vascular Solutions) as well as an increase in gross profit resulting from price increases.
OEM
OEM net revenues for the year ended December 31, 2017 increased $22.0 million, or 13.7%, compared to the prior year. The increase is primarily attributable to a $10.4 million increase in sales volumes of existing products, net revenues of $7.7 million generated by an acquired business and to a lesser extent an increase in new product sales.
OEM operating profit for the year ended December 31, 2017 increased $8.0 million, or 23.6%, compared to the prior year. The increase is primarily attributable to an increase in gross profit resulting from higher sales and gross profit generated by an acquired business. This increase was partially offset by higher operating expenses including those incurred by the acquired business as well as selling expenses.
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
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility (which is provided for under the Credit Agreement) and accounts receivable securitization facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future.

Of our $357.2 million of cash and cash equivalents at December 31, 2018, $299.2 million was held at non-United States subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
The TCJA significantly changes U.S. tax law by, among other things, imposing a one-time repatriation tax on undistributed post-1986 earnings and profits of foreign subsidiaries. Previously, we were not taxed on foreign earnings deemed to be permanently invested overseas. Under the TCJA, we will have to pay $153.8 million over eight years for the deemed repatriation of foreign earnings, regardless of whether such earnings are actually repatriated, of which, we paid $12.6 million during 2018. See Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information. As a result of the repatriation tax provisions of the TCJA, we anticipate that, generally, we will be able to access cash located at our foreign subsidiaries without incurring any additional U.S. federal income tax liabilities. We are not aware of any other restrictions on repatriation of these funds and, subject to cash payment of additional foreign withholding taxes, these funds could be repatriated, if necessary.
We have not experienced significant payment defaults by our customers and we have sufficient lending commitments in place to enable us to fund our anticipated operating needs. However, as discussed above in "Global Economic Conditions", although there have been recent improvements in certain countries, global financial markets remain volatile and the global credit markets are constrained, which creates risk that our customers and suppliers may be unable to access liquidity. Consequently, we continue to monitor our credit risk, particularly with respect to customers in Greece, Italy, Portugal and Spain, as well as consider other risk mitigation strategies. In December 2018, we sold $12.7 million of receivables payable from publicly funded hospitals in Italy and Portugal for $12.6 million.
As of December 31, 2018 and 2017, our net trade accounts receivable from publicly funded hospitals in Greece, Italy, Portugal and Spain were $13.6 million and $24.7 million, respectively. For the years ended December 31, 2018, 2017 and 2016, net revenues from customers in these countries were approximately 6%, 6% and 7%, respectively, of our total net revenues, and average days that current and long-term trade accounts receivable with respect to these customers were outstanding were 121, 154 and 182 days, respectively. As of December 31, 2018 and 2017, net current and long-term trade accounts receivable from these countries were approximately 11% and 15%, respectively, of our consolidated net current and long-term trade accounts receivable. If economic conditions in these countries deteriorate, we may experience significant credit losses related to the public hospital systems in these countries. Moreover, if global economic conditions generally deteriorate, we may experience further delays in customer payments, reductions in our customers’ purchases and higher credit losses, which could have a material adverse effect on our results of operations and cash flows in 2019 and future years. See "Critical Accounting Policies and Estimates" below for additional information regarding the critical accounting estimates related to our accounts receivable.
On October 4, 2018, we executed cross-currency swap agreements with six financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the swap agreements, we notionally exchanged $500 million at an interest rate of 4.625% for €433.9 million at an interest rate of 1.942%. The swap agreements, which expire on October 4, 2023, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination date, between the U.S. dollar equivalent of the €433.9 million notional amount and the $500 million notional amount. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro currency exchange rate has declined by 10% from the rate in effect on October 4, 2018 (at that date, the exchange rate was 1.15 U.S. dollar per euro), we would be required to pay to the counterparties an aggregate of approximately $50 million in respect of the notional settlement. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with six different counterparties, all of whom are large, well-established financial institutions. Based on the U.S. dollar to euro currency exchange rate in effect on October 4, 2018, and assuming exchange rates remain constant throughout the five year term of the swap agreements, we would realize a reduction in annual cash interest paid of $13.4 million.
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
See "Financing Arrangements" below as well as Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for further information related to our borrowings.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Cash flows from continuing operations provided by (used in):
Operating activities	$435.1	$426.3	$410.6
Investing activities	(196.4)	(1,832.9)	(57.0)
Financing activities	(206.4)	1,141.3	(118.7)
Cash flows used in discontinued operations	2.3	(6.4)	(2.1)
Effect of exchange rate changes on cash and cash equivalents	(11.0)	61.5	(27.4)
Increase (decrease) in cash and cash equivalents	$23.6	$(210.2)	$205.4
Comparison of 2018 and 2017

Cash Flow from Operating Activities

Net cash provided by operating activities from continuing operations was $435.1 million during 2018 and $426.3 million during 2017. The $8.8 million increase is attributable to favorable operating results partially offset by higher income tax payments in 2018 as compared to 2017 and a net unfavorable impact of changes in working capital. The net unfavorable impact from changes in working capital was due a net increase in inventories and a net increase in accounts receivable, partially offset by an increase in accounts payable, accrued expenses and other liabilities.
The increase in inventories for 2018 was $37.2 million compared to an increase of $22.4 million for 2017. The net increase in inventories is attributable to higher inventory purchases associated with ongoing business growth, primarily within our Interventional Urology business. The increase in accounts receivable for 2018 was $23.4 million compared to an increase of $11.0 million for 2017. The net increase in accounts receivable is attributable to higher net revenues during 2018 and a decrease in receivables outstanding sold during 2018 as compared to 2017. In December 2018, we sold $12.7 million of receivables outstanding with publicly funded hospitals in Italy and Portugal compared to 2017 when we sold $16.1 million of outstanding receivables related to public hospitals in Italy. The increase in accounts payable, accrued expenses and other liabilities for 2018 was $63.4 million compared to an increase of $39.0 million for 2017. The increase is attributable to increased restructuring activity primarily related to the 2018 Footprint realignment plan partially offset by lower payroll related accruals.
Cash Flow from Investing Activities

Net cash used in investing activities from continuing operations was $196.4 million during 2018, which includes a cash outflow for payments related to the acquisition of businesses and intangible assets of $121.0 million and capital expenditures of $80.8 million.

Cash Flow from Financing Activities

Net cash used for financing activities from continuing operations was $206.4 million during 2018, which includes borrowing repayments of $128.5 million, contingent consideration payments of $73.2 million and dividend payments of $62.2 million, partially offset by proceeds from new borrowings of $35.0 million and share based compensation and related tax benefits of $22.7 million.
Comparison of 2017 and 2016

Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $426.3 million during 2017 and $410.6 million during 2016. The $15.7 million increase is attributable to favorable operating results partially offset by a net cash outflow for income taxes resulting primarily from a tax refund received in 2016. Excluding income taxes, the net impact of the working capital changes was consistent in 2017 as compared to 2016; an increase in inventories was offset by an increase in accounts payable and accrued expenses, and to a lesser extent, a net decrease in prepaid expenses and other current assets. The increase in inventories for the year ended December 31, 2017 was $22.4 million compared to a decrease of $6.4 million for the year ended December 31, 2016. The increase is attributable to inventory purchases to achieve desired safety stock levels as well as inventory from a former Chinese distributor that was returned to us during 2017 in connection with the settlement of an arbitration proceeding between the distributor and us. The net increase in accounts payable and accrued expenses was $39.0 million for the year ended December 31, 2017 as compared to an increase of $15.4 million for the year ended December 31, 2016; the increase is primarily attributable to an increase in payroll and benefit related accruals.
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
Cash Flow from Financing Activities
Net cash provided by financing activities from continuing operations was $1.1 billion during 2017, primarily resulting from a net increase in borrowings of $1.2 billion. Our borrowings under the Credit Agreement included $1.0 billion to finance the Vascular Solutions acquisition, together with related fees and expenses, and $725 million to finance the NeoTract acquisition. In addition, we sold $500 million in principal amount of our 4.625% senior notes due 2027 (the "2027 Notes"). These increases were partially offset by our repayments of 1.1 billion of borrowings under the Credit Agreement. Additionally, we had a $136.1 million reduction in borrowings under the Convertible Notes resulting from exchange transactions, and payment upon maturity of all remaining Convertible Notes outstanding.

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
Financing Arrangements

The following table provides our net debt to total capital ratio:

	2018	2017
	(Dollars in millions)
Net debt includes:
Current borrowings	$86.6	$86.6
Long-term borrowings	2,072.2	2,162.9
Unamortized debt issuance costs	17.7	20.5
Total debt	2,176.5	2,270.0
Less: Cash and cash equivalents	357.2	333.6
Net debt	1,819.3	1,936.4
Total capital includes:
Net debt	1,819.3	1,936.4
Shareholders’ equity	2,540.0	2,430.5
Total capital	$4,359.3	$4,366.9
Percent of net debt to total capital	41.7%	44.3%
Fixed rate debt comprised 52.8% and 50.7% of total debt at December 31, 2018 and 2017, respectively. The increase in fixed rate borrowings as a percentage of total borrowings as of December 31, 2018 compared to the fixed rate borrowings as of December 31, 2017 is due a decrease in outstanding borrowings under our senior credit facility resulting from debt repayments.
Senior credit facility

On January 20, 2017, we amended and restated our then-existing senior credit agreement by entering into an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $750.0 million. The term loan facility and borrowings under the revolving credit facility were used to finance the acquisitions of Vascular Solutions and, subsequently, NeoTract, as described above. The obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of our material domestic subsidiaries and are secured by a lien on substantially all of our and each guarantor's owned assets. The revolving credit facility and the term loan facility will mature on January 20, 2022 and February 17, 2022, respectively. At December 31, 2018, we had $293.0 million in borrowings outstanding and approximately $2.1 million in outstanding standby letters of credit under our $1.0 billion revolving credit facility.
The Credit Agreement contains customary representations and warranties and covenants that, among other things and subject to certain exceptions, place limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness, create additional liens, enter into a merger, consolidation or amalgamation, dispose of certain assets, make certain investments or acquisitions, pay dividends or make other restricted payments, enter into swap agreements or enter into transactions with affiliates. Additionally, the Credit Agreement contains financial covenants that require us to maintain a consolidated total leverage ratio (generally, Consolidated Total Funded Indebtedness, as defined in the Credit Agreement, on the determination date to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the date of determination) of not more than 4.50 to 1, a consolidated senior secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination) of not more than 3.50 to 1 and a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1. As of December 31, 2018, we were in compliance with the covenants of our Senior credit facility.
See Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Credit Agreement.
2024, 2026 and 2027 Senior Notes
As of December 31, 2018, the outstanding principal amount of our 5.25% senior notes due 2024 (the "2024 Notes"), our 4.875% senior notes due 2026 (the "2026 Notes") and the 2027 Notes (collectively, the "Senior Notes") was $250.0, $400.0 million and $500.0 million, respectively. The indentures governing the 2024 Notes and 2026 Notes contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock, create liens, merge, consolidate, or dispose of certain assets pay dividends, make investments or make other restricted payments, or enter into transactions with our affiliates. The indenture governing the 2027 Notes contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. As of December 31, 2018, we were in compliance with all of the terms of our Senior Notes.

Accounts receivable securitization

We have an accounts receivable securitization facility under which we sell an undivided interest in domestic accounts receivable for consideration of up to $50.0 million to a commercial paper conduit. As of December 31, 2018, and 2017 we borrowed the maximum amount available of $50.0 million under this facility. This facility is utilized to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2018, we were in compliance with the covenants and none of the termination events had occurred.

For additional information regarding our indebtedness, see Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations
Contractual obligations at December 31, 2018 are as follows:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Dollars in thousands)
Total borrowings	$2,176,500	$86,625	$121,875	$818,000	$1,150,000
Interest obligations(1)	552,078	100,805	193,220	115,303	142,750
Operating lease obligations	148,160	25,294	44,635	36,863	41,368
Purchase and other obligations(2)	214,365	211,515	2,850	—	—
Tax on deemed repatriation of foreign earnings (3)	141,150	12,274	24,548	35,287	69,041
Pension and other postretirement benefits	51,571	5,597	11,073	11,080	23,821
Total contractual obligations	$3,283,824	$442,110	$398,201	$1,016,533	$1,426,980

(1)	Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2018.

(2)
Purchase and other obligations are defined as unconditional commitments to purchase goods or services that are legally binding and that specify all significant terms, including: quantities to be purchased; price provisions; and the approximate timing of the transaction. The amounts include commitments for inventory purchases and capital expenditures (which, at the time we entered into the commitments, did not exceed our projected requirements in the normal course of business) and penalties due upon cancellation of cancellable agreements; the amounts exclude operating lease obligations, which are addressed elsewhere in the table.

(3)	As permitted by the TCJA, we have elected to pay the tax in annual installments over eight years.

We recorded a noncurrent liability for uncertain tax positions of $10.7 million and $12.3 million as of December 31, 2018 and 2017, respectively. Due to uncertainties regarding the ultimate resolution of ongoing or future tax examinations, we are not able to reasonably estimate the amount of any income tax payments that will be required to settle uncertain income tax positions or the periods in which any such payments will be made; as a result, these amounts are excluded from the contractual obligations table above.
We recorded contingent consideration liabilities of $304.2 million and $272.1 million as of December 31, 2018 and 2017, respectively, of which $136.9 million and $74.2 million, respectively, were recorded as the current portion of contingent consideration. We expect most of the current portion to be paid during the first quarter 2019 as result of the achievement of certain sales and regulatory goals. Due to uncertainty regarding the timing and amount of future payments related to these liabilities, these amounts are excluded from the contractual obligations table above.
See Note 11, Note 14, and Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
An allowance for doubtful accounts is maintained for trade accounts receivable based on the expected collectability of accounts receivable, after considering the Company's historical collection experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was $9.3 million and $10.3 million at December 31, 2018 and 2017, respectively, which constituted 2.4% and 2.8% of gross trade accounts receivable at December 31, 2018 and 2017, respectively.
In light of the volatility in global economic markets in recent years, we have procedures in place within countries where we have collectability concerns to facilitate customer-by-customer risk assessment when estimating the allowance for doubtful accounts.  These procedures include monthly credit control committee meetings, at which customer credit risks are identified after review of, among other things, accounts that exceed specified credit limits, payment delinquencies and other customer issues.  In addition, with respect to government customers, we evaluate receivables for potential collection risks associated with any limitations on the availability of government funding and reimbursement practices.  To reduce risk exposures with respect to certain of our non-government customers, we have instituted procedures that include reducing credit limits and requiring that payments accompany orders. Some of our customers, particularly in Greece, Italy, Spain and Portugal, have extended or delayed payments for products and services already provided, resulting in collectability concerns regarding our accounts receivable from these customers. If the financial condition of these customers or the healthcare systems in these countries deteriorate to the extent that the ability of an increasing number of customers to make payments is uncertain, additional allowances may be required in future periods.
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

Distributor Rebates

We offer rebates to certain distributors and record a reserve with respect to the estimated amount of the rebates as a reduction of revenues at the time of sale. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience and other relevant information. When necessary, we adjust the reserves, with a corresponding adjustment to revenue, to reflect differences between estimated and actual experience. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions to the estimated rebates in the future. The reserve for estimated rebates was $18.1 million and $12.2 million at December 31, 2018 and 2017, respectively. We expect to pay amounts subject to the reserve as of December 31, 2018 within 90 days subsequent to year-end.

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

Our inventory reserve was $34.9 million and $35.6 million at December 31, 2018 and 2017, respectively, which represents 7.5% and 8.3% of gross inventories at those respective dates.

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
Goodwill and Other Intangible Assets

Intangible assets include indefinite-lived assets (such as goodwill, certain trade names and in-process research and development ("IPR&D")), as well as finite-lived intangibles (such as trade names that do not have indefinite lives, customer relationships, intellectual property, distribution rights and non-competition agreements) and are, generally, obtained through acquisition. Intangible assets acquired in a business combination are measured at fair value and we allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired in a business combination to goodwill.

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
Considerable management judgment is necessary in making the assumptions used in the estimated fair value of intangible assets acquired in a business combination and in the goodwill and other indefinite-lived intangible asset impairment analyses, including evaluating the impact of operating and macroeconomic conditions and estimating future cash flows. Assumptions we use in our acquisition date fair value estimates and in our impairment evaluations include the discount rate and forecasted growth rates, which are consistent with our internal projections and operating plans, when applicable. We believe these assumptions and estimates are comparable to those that would be used by other marketplace participants.
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
Determining fair value requires the exercise of significant judgment. The more significant judgments and assumptions used in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) discount rates that are used to discount future cash flows to their present values, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs.  The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2018 as compared to the valuations of our reporting units in the past several years.
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
No impairment was recorded as a result of the annual goodwill impairment testing performed during the fourth quarter 2018.
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
In connection with intangible assets acquired in a business combination and the quantitative impairment tests, since quoted market prices are seldom available for intangible assets, we utilize several present value techniques to estimate fair value. The fair value of trade names and IPR&D is estimated by the use of a relief from royalty method, a form of income approach that values an intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The value of the hypothetical royalty, which is based on the estimated royalty rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset.

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
During the year ended December 31, 2018, we recognized a $16.9 million pre-tax ($8.6 million after tax) impairment charge related to the abandonment of certain intellectual property intangible assets. There were no impairment charges recorded for the year ended December 31, 2017. For the year ended December 31, 2016, we recognized a pre-tax IPR&D impairment charge of $41.0 million. See "Restructuring and impairment charges" within "Result of Operations" above as well as Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on these charges.
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

Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity of plan expenses and benefit obligations to changes in the weighted average assumptions:

	Assumed Discount Rate		Expected Return on Plan Assets	Assumed Healthcare Trend Rate
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Change	1.0% Increase	1.0% Decrease
		(Dollars in millions)
Net periodic pension and postretirement healthcare expense	$0.2	$(0.3)	$1.9	$0.1	$(0.1)
Projected benefit obligation	$19.7	$(17.0)	N/A	$2.4	$(2.2)
For additional information on assumptions pertaining to pension and other postretirement benefit plans, refer to Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K.

Share-based Compensation

We estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account subjective and complex assumptions with respect to expected life of options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted represents the period of time that options are expected to be outstanding, which is derived from the vesting period of the award, as well as historical exercise behavior. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Share-based compensation expense related to non-vested restricted stock units is measured based on the market price of the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. Share based compensation expense for 2018, 2017 and 2016 was $22.4 million, $19.4 million and $16.9 million, respectively.
Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. We determined the fair value of the contingent consideration liability related to the NeoTract acquisition and to our acquisition, in October 2018, of Essential Medical, Inc., which represented most of our contingent consideration liabilities at December 31, 2018, using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. (See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding these acquisitions.) We determined the fair value of our other contingent consideration liabilities using a probability-weighted discounted cash flow analysis. Significant judgment is required in determining the assumptions used to calculate the fair value of the contingent consideration. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates in the periods prior to payment may result in significantly lower fair value measurements; decreases may have the opposite effect. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

We remeasure our contingent consideration liabilities each reporting period and recognize the change in the liabilities' fair value within selling, general and administrative expenses in our consolidated statement of income. As of December 31, 2018 and 2017, we accrued $304.2 million and $272.1 million of contingent consideration, respectively.
Income Taxes

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. The difficulties inherent in such assessments, judgments and estimates are particularly challenging because we conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international jurisdictions. As a result, we are at times subject to tax audits, disputes with tax authorities and potential litigation, the outcome of which is uncertain. In connection with its estimates of our tax assets and liabilities, management must, among other things, make judgments about the outcome of these uncertain matters.

Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates that are expected to apply to taxable income in the years in which differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases are recovered or settled. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards and carrybacks, final United States and foreign tax settlements, changes in tax law, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.
In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. The valuation allowance for deferred tax assets of $144.0 million and $104.8 million at December 31, 2018 and 2017, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate an adjustment. We are currently under examination in Germany. The ultimate outcome of this examination could result in increases or decreases to our recorded tax liabilities, which would affect our financial results. See Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.
As noted above, the TCJA significantly changes U.S. tax law. As a result of the enactment of the TCJA, our consolidated financial statements as of, and for the year ended December 31, 2017, included provisional amounts with respect to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. In our consolidated financial statements for the year ended December 31, 2018, as permitted by SAB 118, we recorded adjustments to the provisional amounts related to the TCJA included in our December 31, 2017 financial statements. See Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on December 31, 2018 were determined using a base rate of the one-month LIBOR rate plus the applicable spread.

	Year of Maturity
	2019	2020	2021	2022	2023	Thereafter	Total
	(Dollars in thousands)
Fixed rate debt	$—	$—	$—	$—	$—	$1,150,000	$1,150,000
Average interest rate	—%	—%	—%	—%	—%	4.848%	4.848%
Variable rate debt	$86,625	$51,562	$70,313	$818,000	$—	$—	$1,026,500
Average interest rate	3.684%	4.272%	4.272%	4.270%	—%	—%	4.221%
A change of 1.0% in variable interest rates would increase or decrease annual interest expense by $10.3 million based on our outstanding debt as of December 31, 2018.
Foreign Currency Risk
We are exposed to currency fluctuations in connection with transactions, as well as monetary assets and liabilities, denominated in currencies other than the functional currencies of certain subsidiaries.
Forward currency contracts
We enter into forward contracts with several major financial institutions to hedge the risk associated with these foreign currency exposures; these contracts generally involve the purchase or sale, at designated future dates, of specified amounts of a foreign currency while simultaneously committing to an opposite way sale or purchase of a specified amount of U.S. dollars or euros, based on the exchange rate at the time of entry into the contract. The contracts we enter into to hedge transactions denominated in non-functional currencies are designated as cash flow hedges. The contracts to hedge monetary asset and liabilities denominated in non-functional currencies are not designated as cash flow, fair value or net investment hedges. See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for information regarding the accounting treatment of designated and non-designated hedge contracts.
The following table provides information regarding our open foreign currency forward contracts at December 31, 2018, which mature during 2019. As of December 31, 2018, the total notional amount for the designated and non-designated contracts, expressed in U.S. dollars, is $115.3 million and $125.9 million, respectively. As of December 31, 2017, the total notional amount for the designated and non-designated contracts, expressed in U.S. dollars, is $88.5 million and $110.6 million, respectively. Forward contract notional amounts presented below are expressed in the stated currencies.

	Buy/(Sell)
	(in thousands)
	Designated	Non-designated
Australian dollar	(14,160)	(7,313)
British pound	(7,230)	(11,639)
Canadian dollar	(12,410)	25,992
Chinese renminbi	(98,780)	(183,851)
Czech koruna	409,710	79,761
Euro	9,441	60,994
Indian rupee	—	(862,003)
Japanese yen	(856,750)	(78,828)
Korean won	(4,050,000)	(3,406,493)
Malaysian ringgit	28,490	15,945
Mexican peso	481,020	73,938
Polish zloty	—	(13,160)
Singapore dollar	6,780	—
South African rand	(58,500)	(60,011)
Swiss franc	(4,278)	—
United States dollar	(1,815)	(17,374)
Chilean Peso	—	(3,851,818)
Columbian Peso	—	(10,796,735)
Uruguayan Peso	—	(118,500)
Cross-currency swap agreements
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
As described in Note 2 to the consolidated financial statements included in this report, the Financial Accounting Standards Board (“FASB”) issued guidance in August 2017 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. As a result of our early adoption of the FASB guidance, and because the swap agreements are designated as net investment hedges, changes in the fair value of the cross-currency swap agreements will be recognized as a component of “Foreign currency translation continuing operations adjustments, net of tax” within “Other comprehensive (loss) income, net of tax” in the consolidated statement of comprehensive income. In this regard, a favorable foreign currency change in the designated investment value of our foreign subsidiaries that use euros as their functional currency generally will be offset by an unfavorable foreign currency change in the swap agreements, and vice versa. At October 4, 2018, a 10% fluctuation in the U.S. dollar to euro currency exchange rate would have an approximately $50 million impact on the fair value of the notional amount of the cross-currency swap agreements and an offsetting $50 million impact on the designated net investment value of the foreign subsidiaries. In addition, in the event of a significant decline in the U.S. dollar to euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro currency exchange rate has declined by 10% from the rate in effect at October 4, 2018, we would be required to pay approximately $50 million to the counterparties.
The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with six different counterparties, all of whom are large, well-established financial institutions.
In the future, we may enter into additional cross-currency swap agreements to further hedge against the effect of variability in the U.S. dollar to euro exchange rate, although there can be no assurances that we will do so.

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
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report. For the other information required by this Item 10, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2019 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2019 Annual Meeting will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2019 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2019 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2018 regarding our equity plans :

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,471,449	$136.62	3,578,241
(1) The number of securities in column (A) include 22,290 shares of common stock underlying performance stock units if maximum performance levels are achieved; the actual number of shares, if any, to be issued with respect to the performance stock units will be based on performance with respect to specified financial and relative stock price measures.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2019 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2019 Annual Meeting, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements:
The Index to Consolidated Financial Statements and Schedule is set forth on page F-1 of this Annual Report on Form 10-K.

(b)	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this report (unless otherwise indicated, the file number with respect to each filed document is 1-5353):

Exhibit No.		Description
*3.1.1	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed on February 22, 2018).
*3.1.2	—	Amendment to Article Thirteenth of the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-K filed on February 22, 2018).
*3.1.3	—	Amendment to the first paragraph of Article Fourth of the Company’s Certificate of Incorporation (incorporated by reference to Proposal 2 of the Company’s Proxy Statement filed on March 29, 2007).
*3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 7, 2009).
*4.1.1	—
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
Indenture, dated May 16, 2016, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No 333-211276) filed on May 11, 2016).

*4.2.2	—
First Supplemental Indenture, dated May 16, 2016, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, relating to the Company’s 4.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on May 16, 2016).

*4.2.3	—	Form of 4.875% Senior Note due 2026 (included in Exhibit 4.2.2).
*4.2.4	—
Second Supplemental Indenture, dated February 28, 2017, by and among Vascular Solutions, Inc., the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 33-211276) filed on November 16, 2017).

*4.2.5	—
Third Supplemental Indenture, dated October 19, 2017, by and among NeoTract, Inc., Teleflex Urology Limited, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2.4 to Post-Effective Amendment No. 1 to the Company’s registration Statement on Form S-3 (File No. 33-211276) filed on November 16, 2017).

*4.3.1	—
Fourth Supplemental Indenture, dated November 20, 2017, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 20, 2017).

*4.3.2	—	Form of 4.625% Senior Note due 2027 (included in Exhibit 4.3.1).
+*10.1	—
Teleflex Incorporated Retirement Income Plan (formerly known as the Teleflex Incorporated Salaried Employees’ Pension Plan), as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 20, 2015).

+*10.2.1	—	Amended and Restated Teleflex Incorporated Deferred Compensation Plan, dated December 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 22, 2013).
+*10.2.2	—	First Amendment to the Teleflex Incorporated Deferred Compensation Plan, dated December 11, 2015 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on February 25, 2016).

Exhibit No.		Description
*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 22, 2013).
*10.3.2	—	Special Amendment to Teleflex 401(k) Savings Plan, dated August 12, 2015 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on February 25, 2016).
*10.3.3	—	First Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated December 21, 2016 (incorporated by reference to Exhibit 10.3.3 to the Company’s Form 10-K filed on February 22, 2018).
*10.3.4	—	Second Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated December 21, 2016 (incorporated by reference to Exhibit 10.3.4 to the Company’s Form 10-K filed on February 22, 2018).
*10.3.5	—	Third Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated November 22, 2017 (incorporated by reference to Exhibit 10.3.5 to the Company’s Form 10-K filed on February 22, 2018).
*10.3.6	—	Fourth Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated January 19, 2018 (incorporated by reference to Exhibit 10.3.6 to the Company’s Form 10-K filed on February 22, 2018).
10.3.7	—	Fifth Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated March 28, 2018.
+*10.4.1	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
+*10.4.2	—	Amendment, dated March 28, 2012, to 2000 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2012).
+*10.5.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
+*10.5.2	—	Amendment, dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
*10.5.3	—
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
Teleflex Incorporated 2016 Executive Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed on March 24, 2016).

+*10.7	—
Teleflex Incorporated 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders filed on March 28, 2014).

+*10.8	—
Amended and Restated Consulting Agreement, dated December 14, 2017, between the Company and Benson F. Smith (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on February 22, 2018).

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

+*10.25	—	Form of Performance Stock Unit Agreement under the Company’s 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2018).
*14	—	Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed on March 11, 2004).
21	—	Subsidiaries of the Company.
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

Exhibit No.		Description
101.1	—
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (iii) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; and (vi) Notes to Consolidated Financial Statements.

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

By:	/s/ Liam J. Kelly	By:	/s/ Thomas E. Powell
	Liam J. Kelly		Thomas E. Powell
	President, Chief Executive Officer and Director		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ John R. Deren
John R. Deren
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ George Babich, Jr.	By:	/s/ Andrew A. Krakauer
	George Babich, Jr. Director		Andrew A. Krakauer Director
By:	/s/ Candace H. Duncan	By:	/s/ Richard A. Packer
	Candace H. Duncan Director		Richard A. Packer Director
By:	/s/ Gretchen R. Haggerty	By:	/s/ Stuart A. Randle
	Gretchen R. Haggerty Director		Stuart A. Randle Director
By:	/s/ John C. Heinmiller	By:	/s/ Benson F. Smith
	John C. Heinmiller Director		Benson F. Smith Chairman and Director
By:	/s/ Dr. Stephen K. Klasko
Dr. Stephen K. Klasko Director

Dated: February 21, 2019

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts as of and for the years ended December 31, 2018, 2017 and 2016	70

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Liam J. Kelly	/s/ Thomas E. Powell
Liam J. Kelly President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule of Teleflex Incorporated and its subsidiaries (the "Company") as listed in the accompanying index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

We have served as the Company’s auditor since 1962.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars and shares in thousands, except per share)
Net revenues	$2,448,383	$2,146,303	$1,868,027
Cost of goods sold	1,063,941	974,501	871,827
Gross profit	1,384,442	1,171,802	996,200
Selling, general and administrative expenses	878,688	699,963	563,308
Research and development expenses	106,208	84,770	58,579
Restructuring and impairment charges	79,230	14,790	59,227
Gain on sale of assets	(1,388)	—	(4,367)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	321,704	372,279	319,453
Interest expense	103,020	82,546	54,941
Interest income	(944)	(771)	(474)
Loss on extinguishment of debt	—	5,593	19,261
Income from continuing operations before taxes	219,628	284,911	245,725
Taxes on income from continuing operations	23,196	129,648	8,074
Income from continuing operations	196,432	155,263	237,651
Income (loss) from discontinued operations	5,643	(4,534)	(922)
Tax (benefit) on income (loss) from discontinued operations	1,273	(1,801)	(1,112)
Income (loss) on discontinued operations	4,370	(2,733)	190
Net income	200,802	152,530	237,841
Less: Income from continuing operations attributable to noncontrolling interest	—	—	464
Net income attributable to common shareholders	$200,802	$152,530	$237,377
Earnings per share available to common shareholders:
Basic:
Income from continuing operations	$4.30	$3.45	$5.47
Income (loss) on discontinued operations	0.09	(0.06)	0.01
Net income	$4.39	$3.39	$5.48
Diluted:
Income from continuing operations	$4.20	$3.33	$4.98
Income (loss) on discontinued operations	0.09	(0.06)	—
Net income	$4.29	$3.27	$4.98
Weighted average common shares outstanding:
Basic	45,689	45,004	43,325
Diluted	46,801	46,664	47,646
Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$196,432	$155,263	$237,187
Income (loss) from discontinued operations, net of tax	4,370	(2,733)	190
Net income	$200,802	$152,530	$237,377
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$200,802	$152,530	$237,841
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation continuing operations adjustments, net of tax of 157, ($29,448) and $10,977, respectively	(83,889)	173,074	(69,162)
Foreign currency translation, net of tax	(83,889)	173,074	(69,162)
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $(23), $(39), and $(20), respectively	71	66	36
Unamortized (loss) gain arising during the period, net of tax of $(447), $1,677, and $1,849, respectively	1,116	(5,419)	(3,255)
Plan amendments, curtailments, and settlements, net of tax of $(137), $74, and $0, respectively	511	(223)	—
Net loss recognized in net periodic cost, net of tax of $(1,588), $(2,457), and $(2,489), respectively	5,231	4,447	4,476
Foreign currency translation, net of tax of $(183), $413, and $(373), respectively	499	(1,083)	1,034
Pension and other postretirement benefits plans adjustment, net of tax	7,428	(2,212)	2,291
Derivatives qualifying as hedges:
Unrealized gain (loss) on derivatives arising during the period, net of tax $(268), $(631), and $1,359, respectively	2,574	2,775	(3,434)
Reclassification adjustment on derivatives included in net income, net of tax of $163, $83, and $(1,010), respectively	(2,107)	(11)	3,501
Derivatives qualifying as hedges, net of tax	467	2,764	67
Other comprehensive (loss) income, net of tax	(75,994)	173,626	(66,804)
Comprehensive income	124,808	326,156	171,037
Less: comprehensive income attributable to noncontrolling interest	—	—	421
Comprehensive income attributable to common shareholders	$124,808	$326,156	$170,616

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars and shares in thousands, except per share)
ASSETS
Current assets
Cash and cash equivalents	$357,161	$333,558
Accounts receivable, net	366,286	345,875
Inventories, net	427,778	395,744
Prepaid expenses and other current assets	72,481	47,882
Prepaid taxes	12,463	5,748
Total current assets	1,236,169	1,128,807
Property, plant and equipment, net	432,766	382,999
Goodwill	2,246,579	2,235,592
Intangibles assets, net	2,325,052	2,383,748
Deferred tax assets	2,446	3,810
Other assets	34,979	46,536
Total assets	$6,277,991	$6,181,492
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$86,625	$86,625
Accounts payable	106,709	92,027
Accrued expenses	97,551	96,853
Current portion of contingent consideration	136,877	74,224
Payroll and benefit-related liabilities	104,670	107,415
Accrued interest	6,031	6,165
Income taxes payable	5,943	11,514
Other current liabilities	38,050	9,053
Total current liabilities	582,456	483,876
Long-term borrowings	2,072,200	2,162,927
Deferred tax liabilities	608,221	603,676
Pension and postretirement benefit liabilities	92,914	121,410
Noncurrent liability for uncertain tax positions	10,718	12,296
Noncurrent contingent consideration	167,370	197,912
Other liabilities	204,134	168,864
Total liabilities	3,738,013	3,750,961
Commitments and contingencies
Shareholders’ equity
Common shares, $1 par value Issued: 2018 — 47,248 shares; 2017 — 46,871 shares	47,248	46,871
Additional paid-in capital	574,761	591,721
Retained earnings	2,427,599	2,285,886
Accumulated other comprehensive loss	(341,085)	(265,091)
	2,708,523	2,659,387
Less: Treasury stock, at cost	168,545	228,856
Total shareholders' equity	2,539,978	2,430,531
Total liabilities and shareholders' equity	$6,277,991	$6,181,492
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$200,802	$152,530	$237,841
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(4,370)	2,733	(190)
Depreciation expense	60,494	56,497	54,415
Amortization expense of intangible assets	149,486	98,766	63,491
Amortization expense of deferred financing costs and debt discount	4,734	5,075	10,440
Loss on extinguishment of debt	—	5,593	19,261
Fair value step up of acquired inventory sold	—	10,442	—
Changes in contingent consideration	52,977	3,575	(6,445)
Impairment of long-lived assets	19,110	—	2,356
In-process research and development impairment charge	—	—	41,000
Stock-based compensation	22,438	19,407	16,871
Net gain on sales of businesses and assets	(1,388)	—	(4,367)
Deferred income taxes, net	(6,097)	(41,822)	(29,346)
Other	(18,803)	(18,469)	(13,311)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(23,412)	(11,039)	(11,029)
Inventories	(37,198)	(22,363)	6,408
Prepaid expenses and other current assets	(10,351)	547	(3,613)
Accounts payable, accrued expenses and other liabilities	62,404	39,001	15,422
Income taxes receivable and payable, net	(35,740)	125,828	11,386
Net cash provided by operating activities from continuing operations	435,086	426,301	410,590
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(80,795)	(70,903)	(53,135)
Payments for businesses and intangibles acquired, net of cash acquired	(121,025)	(1,768,284)	(14,040)
Proceeds from sales of businesses and assets	3,878	6,332	10,201
Net interest proceeds on swaps designated as net investment hedges	1,548	—	—
Net cash used in investing activities from continuing operations	(196,394)	(1,832,855)	(56,974)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	35,000	2,463,500	671,700
Reduction in borrowings	(128,500)	(1,239,576)	(714,565)
Debt extinguishment, issuance and amendment fees	(188)	(26,664)	(8,958)
Proceeds from share based compensation plans and the related tax impacts	22,655	5,571	9,068
Payments to noncontrolling interest shareholders	—	—	(464)
Payments for acquisition of noncontrolling interest	—	—	(9,231)
Payments for contingent consideration	(73,235)	(335)	(7,282)
Dividends	(62,165)	(61,237)	(58,960)
Net cash (used in) provided by financing activities from continuing operations	(206,433)	1,141,259	(118,692)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	2,292	(6,416)	(2,110)
Net cash provided by (used in) discontinued operations	2,292	(6,416)	(2,110)
Effect of exchange rate changes on cash and cash equivalents	(10,948)	61,480	(27,391)
Net increase (decrease) in cash and cash equivalents	23,603	(210,231)	205,423
Cash and cash equivalents at the beginning of the year	333,558	543,789	338,366
Cash and cash equivalents at the end of the year	$357,161	$333,558	$543,789
Supplemental cash flow information:
Cash interest paid	$101,790	$74,256	$44,203
Income taxes paid, net of refunds	$65,605	$49,144	$23,955
Non cash investing and financing activities of continuing operations:
Property, plant and equipment additions due to build-to-suit lease transactions	$29,448	$—	$—
Purchases of businesses and related costs	$54,696	$261,733	$—
Settlement and exchange of convertible notes with common or treasury stock	$—	$53,207	$35,286
Acquisition of treasury stock from settlement and exchange of convertible note hedge and warrants	$56,075	$141,405	$86,046
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Non- controlling Interest	Total Shareholders' Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2015	43,517	$43,517	$440,127	$2,016,176	$(371,124)	1,908	$(119,424)	$1,821	$2,011,093
Net income				237,377				464	237,841
Cash dividends ($1.36 per share)				(58,960)					(58,960)
Other comprehensive loss					(66,761)			(43)	(66,804)
Distributions to noncontrolling interest shareholders								(464)	(464)
Acquisition of noncontrolling interest			(6,621)		(832)			(1,778)	(9,231)
Settlement of convertible notes	2,168	2,168	(32,004)			(430)	33,132		3,296
Settlement of note hedges associated with convertible notes			86,048			316	(86,046)		2
Reclassification of convertible notes to mezzanine equity			(1,824)						(1,824)
Shares issued under compensation plans	129	129	21,074			(51)	1,289		22,492
Deferred compensation						(2)	76		76
Balance at December 31, 2016	45,814	45,814	506,800	2,194,593	(438,717)	1,741	(170,973)	—	2,137,517
Net income				152,530					152,530
Cash dividends ($1.36 per share)				(61,237)					(61,237)
Other comprehensive loss					173,626				173,626
Settlement of convertible notes	928	928	(48,375)			(503)	52,279		4,832
Settlement of note hedges associated with convertible notes			112,901			516	(112,908)		(7)
Shares issued under compensation plans	129	129	20,395			(48)	2,658		23,182
Deferred compensation						(2)	88		88
Balance at December 31, 2017	46,871	46,871	591,721	2,285,886	(265,091)	1,704	(228,856)	—	2,430,531
Cumulative effect adjustment resulting from the adoption of new accounting standards				3,076					3,076
Net income				200,802					200,802
Cash dividends ($1.36 per share)				(62,165)					(62,165)
Other comprehensive loss					(75,994)				(75,994)
Settlement of warrants			(56,115)			(412)	56,075		(40)
Shares issued under compensation plans	377	377	38,756			(50)	3,766		42,899
Deferred compensation			399			(10)	470		869
Balance at December 31, 2018	47,248	$47,248	$574,761	$2,427,599	$(341,085)	1,232	$(168,545)	$—	$2,539,978

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
Accounts receivable: Accounts receivable represent amounts due from customers related to the sale of products and provision of services. An allowance for doubtful accounts is maintained and represents the Company’s estimate of the amount of uncollectible receivables. The allowance is provided at such time as management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on the Company’s historical collection experience with respect to the customer, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. In addition, the Company maintains a reserve for returns and allowances based on its historical experience. See Note 10 for information on the Company’s concentration of credit risk with respect to trade accounts receivable, as well as the Company's allowance for doubtful accounts.

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
Goodwill and other intangible assets: Goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that an impairment may exist. Impairment losses, if any, are included in income from operations. The goodwill impairment test is applied to each of the Company’s reporting units. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below an operating segment (also known as a component) if discrete financial information is prepared for that business and regularly reviewed by segment management. However, separate components are aggregated as a single reporting unit if they have similar economic characteristics.
In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, and entity specific factors

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such as strategies and financial performance. If, after completing the qualitative assessment, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a two-step quantitative impairment test, described below. Alternatively, the Company may elect to bypass the qualitative assessment and perform the two-step quantitative impairment test. The first step of the two-step impairment test is to compare the fair value of a reporting unit to its carrying value. If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, the Company would perform the second step of the goodwill impairment test, in which the Company would measure the amount of an impairment loss, if any, based on the amount by which the carrying value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. The Company did not record a goodwill impairment charge for the year ended December 31, 2018.
The Company’s intangible assets consist of customer relationships, intellectual property, distribution rights, in-process research and development ("IPR&D"), trade names and non-competition agreements. The Company defines IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and is required be capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or upon abandonment. Upon completion of the development project (generally when regulatory approval to market the product that utilizes the technology is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off.
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
For the year ended December 31, 2018, the Company recognized a $16.9 million pre-tax ($8.6 million after tax) impairment charge related to the abandonment of certain intellectual property intangible assets. See Note 8 for further information.
Intangible assets that do not have indefinite lives, consisting of intellectual property, customer relationships, distribution rights, certain trade names and non-competition agreements, are amortized over their estimated useful lives, which are as follows: intellectual property, 5 to 20 years; customer relationships, 8 to 27 years; distribution rights, 10 to 17 years; trade names, 5 to 30 years; non-competition agreements, 1 to 6 years . The weighted average remaining amortization period with respect to the Company's intangible assets is approximately 16 years. The Company periodically evaluates the reasonableness of the useful lives of these assets.
Long-lived assets: The Company assesses the remaining useful life and recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The assessment is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact of the asset on the existing business.  Therefore, the evaluation involves significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
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
Derivative financial instruments: The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates. All instruments are entered into for other than trading purposes. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the consolidated statement of comprehensive income as other comprehensive income (loss), if the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified to the consolidated statement of income in the period in which

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings are affected by the underlying hedged item. Gains or losses on derivative instruments representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in the consolidated statement of income for the period in which such gains and losses occur. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative instrument are recorded in the consolidated statement of income for the period in which either such event occurs. For non-designated derivatives, gains and losses are reported as selling, general and administrative expenses in the consolidated statement of income. Cash flows from derivatives are recognized in the consolidated statements of cash flows in a manner consistent with recognition of the underlying transactions.
Share-based compensation: The Company estimates the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest, which is derived, in part, following consideration of estimated forfeitures, is recognized as expense over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account subjective and complex assumptions with respect to the expected life of the options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase the Company’s common stock, which the Company believes is more reflective of market conditions and a better indicator of expected volatility than would be the case if the Company only used historical volatility. The risk-free interest rate is the implied yield currently available on United States (or "U.S.") Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Forfeitures are estimated at the time of grant based on management’s expectations regarding the extent to which awards ultimately will vest and are adjusted for actual forfeitures when they occur.
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
Restructuring costs: Restructuring costs, which include termination benefits, facility closure costs, contract termination costs and other restructuring costs, are recorded at estimated fair value. Other restructuring costs include facility closure, contract termination, employee relocation, equipment relocation and outplacement costs. Key assumptions used in calculating the restructuring costs include the terms of, and payments under, agreements to terminate certain contractual obligations and the timing of reductions in force.
Contingent consideration related to business acquisitions: In connection with business acquisitions, the Company may be required to pay future consideration that is contingent upon the achievement of specified objectives such as

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue recognition: The Company primarily generates revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when the Company’s products are shipped from the manufacturing or distribution facility. For the Company’s OEM segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and the Company has an enforceable right to payment to the extent that performance has been completed. The Company markets and sells products through its direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 87%, 9% and 4% of consolidated net revenues, respectively, for the twelve months ended December 31, 2018. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying ASC 606, Revenue from Contracts with Customers: (1) the Company accounts for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; (4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service; (5) the Company classifies shipping and handling costs within cost of goods sold; and (6) with respect to the OEM segment, the Company has applied the practical expedient to exclude disclosure of remaining performance obligations as the contracts typically have a term of one year or less.
The amount of consideration the Company receives and revenue the Company recognizes varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. The Company’s policy is to accept returns only in cases in which the product is defective and covered under the Company’s standard warranty provisions. When the Company gives customers the right to return products, the Company estimates the expected returns based on an analysis of historical experience. The reserve for returns and allowances was $4.2 million as of December 31, 2018 and 2017. In estimating customer rebates, the Company considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers (as the Company has a history of providing similar rebates on similar products to similar customers) and other relevant information. The reserve for customer incentive programs, including customer rebates, was $18.1 million and $12.2 million at December 31, 2018 and 2017, respectively. The Company expects the amounts subject to the reserve as of December 31, 2018 to be paid within 90 days subsequent to period-end.
Note 2 — Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board ("FASB"), in a joint effort with the International Accounting Standards Board ("IASB"), issued new accounting guidance to clarify the principles for recognizing revenue. This new guidance, as amended by additional guidance issued in 2015 and 2016, is encompassed in FASB Accounting Standards

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) and is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and affects any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance establishes principles for reporting information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted the new standard on January 1, 2018, applying the modified retrospective method to all of its contracts; as a result, the Company recognized the cumulative effect of adopting the guidance as a $1.2 million increase to the Company's opening balance of retained earnings on the adoption date. In addition, in connection with its adoption of the new guidance, the Company reclassified the reserve for product returns from a reduction of receivables to a liability. The reserve for returns and allowances was $4.2 million at December 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations, cash flows and financial position. Additional information and disclosures required by this new standard are contained in Note 3.
In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. Under the new guidance, lessees (including lessees under both leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under previous guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under previous guidance, operating leases are not recognized on the balance sheet. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, subject to certain practical expedients that an entity may elect to apply to the transition.
The Company will adopt the new guidance on January 1, 2019 and will recognize the cumulative effect of initially applying the standard, if any, as an adjustment to the Company's opening balance of retained earnings rather than at the earliest comparative period presented in the financial statements.
As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.
In addition, the Company has elected to apply certain practical expedients available under the new guidance. As a result, and in connection with the transition to the new guidance, the Company will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company will apply the practical expedients described above to its entire lease portfolio at the January 1, 2019 adoption date. Furthermore, as permitted under the new guidance, the Company has made, as a practical expedient, an accounting policy election to not separate lease and non-lease components and instead will account for each separate lease component and the non-lease components associated with that lease component as a single lease component.
While the Company continues to assess the effect that the new standard will have on its financial position and results of operations, the Company expects to recognize additional assets and corresponding liabilities on the consolidated balance sheets because it maintains an operating lease portfolio at January 1, 2019, the date of adoption of the new standard. The Company has made substantial progress in implementing a new lease accounting system and updating its controls and procedures to enable the Company to aggregate lease data and improve lease accounting processes in a manner that facilitates financial reporting in accordance with the new guidance. The Company estimates that it will recognize a right-to-use asset and corresponding lease liability of approximately $90 to $110 million upon adoption of the new guidance.
In October 2016, the FASB issued new guidance requiring companies to recognize the income tax effects of intra-entity sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. Previously, recognition was prohibited until the assets were sold to an outside party or otherwise utilized. The Company adopted the new standard on January 1, 2018, using the modified retrospective method of adoption; as a result, the Company recognized the cumulative effect of adopting the guidance as a $1.8 million increase to the Company's opening balance of retained earnings on the adoption date. The adoption of this

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance did not have a material impact on the Company's consolidated results of operations, cash flows and financial position.
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
In August 2017, the FASB issued guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The new guidance provides for changes to previous designation and measurement guidance for qualifying hedging relationships and to the method of presenting hedge results. In addition, the new guidance includes certain targeted improvements to ease the application of previous guidance related to the assessment of hedge effectiveness. The new guidance is effective for reporting periods beginning after December 15, 2018, but the guidance permits early adoption, and the Company adopted the guidance effective October 1, 2018; the adoption did not result in any cumulative-effect adjustments to retained earnings.
In February 2018, the FASB issued new guidance to address a narrow-scope financial reporting issue that arose as a consequence of United States tax legislation adopted in December 2017 and commonly referred to as the Tax Cuts and Jobs Act ("the TCJA"). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) do not reflect the appropriate tax rate. The new guidance permits a reclassification of these amounts from accumulated other comprehensive income to retained earnings, thereby eliminating the stranded tax effects. The new guidance also requires certain disclosures about the stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new guidance can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate under the TCJA is recognized. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
From time to time, new accounting guidance issued by the FASB or other standard setting bodies is adopted by the Company as of the specified effective date or, when permitted by the guidance and as determined by the Company, as of an earlier date. The Company has assessed recently issued guidance that is not yet effective, except as noted above, and believes the new guidance that it has assessed will not have a material impact on the Company’s results of operations, cash flows or financial position.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 - Net revenues
The following table disaggregates revenue by global product category for the year ended December 31, 2018 and 2017.

	Year Ended December 31
	2018	2017
	(Dollars in thousands)
Vascular access	575,327	540,234
Anesthesia	349,370	344,599
Interventional	395,423	324,681
Surgical	358,707	356,156
Interventional urology	196,735	38,957
OEM	205,976	182,967
Other (1)	366,845	358,709
Net revenues (2)(3)	$2,448,383	$2,146,303
(1) Other revenues in the table above include revenues generated from sales of the Company’s respiratory and urology products. For the years ended December 31, 2018 and 2017, the Company reclassified its cardiac products from "Other," as it had been classified in prior interim periods, to the Interventional product category.

(2)
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

(3)
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

Note 4 — Acquisitions

The Company's 2018 acquisitions are described below. With the exception of the distributor to direct sales conversions, the transactions were accounted for as business combinations. The Company accounts for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their respective acquisition date estimated fair values. The results of operations of the acquired businesses and assets are included in the consolidated statements of income from their respective acquisition dates.
On December 20, 2018, the Company acquired certain assets of Specialty Surgical Instrumentation, Inc., which complement the Company's surgical product portfolio. The aggregate consideration transferred for the assets, which principally consisted of customer relationships of $20.0 million, intellectual property of $3.0 million and $10.0 million of goodwill, was $37.0 million. The finite lived intangible assets are being amortized over a useful life of 15 years.
On October 4, 2018, the Company acquired Essential Medical, Inc., a medical device company that developed the MANTA Vascular Closure Device, which is designed for closure of large bore arteriotomies and complements the Company's interventional product portfolio. The fair value of the consideration transferred was $114.7 million, which included an initial payment of $60.4 million and $54.3 million in estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of the Company's obligations, under the acquisition agreement, to make additional payments of up to $100 million if certain sales and regulatory goals are met. Based on the preliminary purchase price allocation, the assets acquired principally consist of $103.2 million of intellectual property, $2.0 million of customer relationship assets and $30.1 million of goodwill. The intangible assets are being amortized over a useful life of 20 years. The fair value of the contingent consideration was estimated using the Monte Carlo valuation approach. See Note 11 for additional information related to the fair value measurement of the contingent consideration. Goodwill arising from the acquisition represents revenue growth attributable to anticipated increased market penetration from acquired products and future customers and is not tax deductible.
On June 21, 2018, the Company acquired certain assets of QT Vascular LTD, a medical device company that developed and marketed coronary balloon catheters, which complement the Company's interventional product portfolio.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate consideration transferred for the assets, which primarily consisted of intellectual property, was $20.6 million.
During the year ended December 31, 2018, the Company completed several distributor to direct sales conversions. The aggregate consideration transferred by the Company in connection with these transactions was $4.9 million.
Pro forma information for 2018 acquisitions is not presented as the operations of the acquired businesses are not material to the overall operations of the Company.
2017 acquisitions
NeoTract
On October 2, 2017, the Company acquired NeoTract, Inc. ("NeoTract"), a medical device company that developed and commercialized the UroLift System, a minimally invasive medical device for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The Company made initial payments of $725.6 million in cash less a favorable working capital adjustment of $1.4 million. Additionally, the estimated fair value of contingent consideration related to NeoTract sales-based milestones as of December 31, 2018 was $234.4 million. The contingent consideration liability represents the estimated fair value of the Company’s obligations, under the acquisition agreement, to make additional payments of up to $300 million in the aggregate if specified sales goals through the end of 2020 are achieved. The Company made a payment of $75.0 million during 2018 as a result of the achievement of a sales goal for the period from January 1, 2018 to April 30, 2018. NeoTract financial information is primarily presented within the Interventional Urology North America operating segment, which is included in the "all other" category in the Company's presentation of segment information.
Vascular Solutions, Inc.
On February 17, 2017, the Company acquired Vascular Solutions, a medical device company that developed and marketed products for use in minimally invasive coronary and peripheral vascular procedures. The aggregate consideration paid by the Company in connection with the acquisition was $975.5 million.
Other acquisitions
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma combined financial information presented above includes the accounting effects of the Vascular Solutions and NeoTract acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; adjustments for depreciation of property, plant and equipment; interest expense; and the related tax effects.
Note 5 — Restructuring and impairment charges

The restructuring and impairment charges recognized for the years ended December 31, 2018, 2017, and 2016 consisted of the following:

	2018
	Termination benefits	Other Costs	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$53,992	$1,001	$54,993
2016 Footprint realignment plan	2,318	543	2,861
Other restructuring programs (1)	1,502	764	2,266
Total restructuring charges	$57,812	$2,308	$60,120
Asset impairment charges	—	19,110	19,110
Total restructuring and impairment charges	$57,812	$21,418	$79,230

(1)	Includes activity related to the 2014 Footprint realignment plan, the 2017 Vascular Solutions integration program, the 2017 EMEA restructuring program and the other 2016 restructuring programs.

	2017
	Termination benefits	Other Costs	Total
	(Dollars in thousands)
2017 Vascular Solutions integration program	$5,377	$118	$5,495
2017 EMEA restructuring program	4,921	280	5,201
2016 Footprint realignment plan	1,314	783	2,097
Other restructuring programs (1)	1,704	293	1,997
Total restructuring charges	$13,316	$1,474	$14,790

(1)
Includes activity primarily related to the other 2016 restructuring programs, the 2014 Footprint realignment plan and the 2017 Pyng integration program. The Company committed to the 2017 Pyng Integration program, which relates to the integration of Pyng Medical Corp. ("Pyng") into the Company, during the second quarter 2017, following the Company's acquisition of Pyng in April 2017.

	2016
	Termination benefits	Other Costs	Total
	(Dollars in thousands)
Other 2016 restructuring programs	$2,531	$683	$3,214
2016 Footprint realignment plan	11,176	1,334	12,510
Other restructuring programs (1)	(477)	624	147
Total restructuring charges	$13,230	$2,641	$15,871
Asset impairment charges	—	43,356	43,356
Total restructuring and impairment charges	$13,230	$45,997	$59,227

(1)
Includes activity primarily related to the 2014 Footprint realignment plan and the programs initiated in 2015 that were associated with the reorganization of certain businesses and shared service center functions as well as the consolidation of certain facilities in North America. The 2015 programs have been completed.

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

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$60 million to $70 million
Other costs	$2 million to $4 million
Restructuring charges	$62 million to $74 million
Restructuring related charges (1)	$40 million to $59 million
Total restructuring and restructuring related charges	$102 million to $133 million

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

The following table summarizes the activity related to the 2018 Footprint realignment plan restructuring reserve:

	Termination benefits	Other Costs	Total
	(Dollars in thousands)
Balance at December 31, 2017	$—	$—	$—
Subsequent accruals	53,992	1,001	54,993
Cash payments	(3,503)	(1,000)	(4,503)
Foreign currency translation	(2,015)	(1)	(2,016)
Balance at December 31, 2018	$48,474	$—	$48,474
The Company recorded restructuring related charges with respect to the 2018 Footprint realignment plan of $4.1 million for the year ended December 31, 2018, within cost of goods sold.
2017 Vascular Solutions integration program
During 2017, the Company committed to a restructuring program related to the integration of Vascular Solutions into Teleflex. As of December 31, 2018 the Company incurred net aggregate restructuring charges under the plan of $6.1 million. The program is substantially complete and as a result, the Company expects future restructuring expenses associated with the program, if any, to be nominal. As of December 31, 2018, the Company has a restructuring reserve of $0.3 million related to this program.
2017 EMEA restructuring program
During 2017, the Company committed to a restructuring program to centralize certain administrative functions in Europe. As of December 31, 2018 the Company incurred net aggregate restructuring charges under the plan of $5.9 million. The program is substantially complete and as a result, the Company expects future restructuring expenses associated with the program, if any, to be nominal. As of December 31, 2018, the Company has a restructuring reserve of $0.8 million related to this program.
2016 Footprint realignment plan
In 2016, the Company initiated a restructuring plan involving the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of the Company's facilities (the “2016 Footprint realignment plan"). The program is substantially complete and as a result, the Company expects future restructuring expenses associated with the program, if any, to be immaterial.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the 2016 Footprint realignment plan restructuring reserve:

	Termination benefits	Other Costs	Total
	(Dollars in thousands)
Balance at December 31, 2016	$8,135	$760	$8,895
Subsequent accruals	1,314	783	2,097
Cash payments	(2,096)	(1,218)	(3,314)
Foreign currency translation	(57)	44	(13)
Balance at December 31, 2017	7,296	369	7,665
Subsequent accruals	2,318	543	2,861
Cash payments	(3,954)	(912)	(4,866)
Foreign currency translation	(244)	—	(244)
Balance at December 31, 2018	$5,416	$—	$5,416
For the years ended December 31, 2018, 2017, and 2016, the Company also incurred restructuring related costs of $7.1 million, $8.3 million, and $6.4 million, respectively, with respect to the 2016 Footprint realignment plan, the majority of which constituted accelerated depreciation and other costs, which primarily were recognized within cost of goods sold.
As of December 31, 2018, the Company has incurred net aggregate restructuring expenses related to the 2016 Footprint realignment plan of $17.5 million. Additionally, as of December 31, 2018, the Company has incurred net aggregate restructuring related charges in connection with the plan of $21.8 million, which were primarily included in cost of goods sold.
2014 Footprint realignment plan
In April 2014, the Company initiated a restructuring plan (the "2014 Footprint realignment plan") involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations.
During the fourth quarter 2017, the Company entered into an agreement with an alternate provider for the development and supply of a component to be included in certain kits primarily sold by the Company’s Vascular North America and Anesthesia North America operating segments. The agreement will result in increased development costs, but is expected to reduce the cost of the component supply, once the supply becomes commercially available, as compared to costs incurred with respect to current suppliers. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2014 Footprint realignment plan of $47 million to $52 million of which an estimated $38 million to $43 million are expected to result in future cash outlays. Additionally, the Company expects that it will incur $24 million to $30 million in aggregate capital expenditures under the plan. The Company expects the program to be substantially complete by the end of 2021.
The following table provides a summary of the Company’s cost estimates by major type of expense associated with the 2014 Footprint realignment plan:

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$12 million to $13 million
Other costs	$1 million to $2 million
Restructuring charges	$13 million to $15 million
Restructuring related charges (1)	$34 million to $37 million
$47 million to $52 million
(1) Consists of accelerated depreciation and other costs directly related to the plan, primarily as a result of the transfer of manufacturing operations to new locations.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the 2014 Footprint realignment plan restructuring reserve:

	Termination benefits	Other Costs	Total
	(Dollars in thousands)
Balance at December 31, 2016	$5,370	$—	$5,370
Subsequent accruals	687	68	755
Cash payments	(2,131)	(68)	(2,199)
Balance at December 31, 2017	3,926	—	3,926
Subsequent accruals	744	86	830
Cash payments	(734)	(86)	(820)
Balance at December 31, 2018	$3,936	$—	$3,936

 For the years ended December 31, 2018, 2017 and 2016, the Company reported restructuring related costs of $2.2 million, $4.0 million and $8.5 million, respectively, related to this plan within cost of goods sold. These costs related to accelerated depreciation and certain other costs, primarily for the transfer of manufacturing operations from the existing locations to the new locations in connection with the plan.
As of December 31, 2018, the Company has incurred net aggregate restructuring expenses related to the plan of $12.6 million. Additionally, as of December 31, 2018, the Company has incurred net aggregate restructuring related charges in connection with the plan of $29.1 million, which were included in cost of goods sold.
2016 Other restructuring programs
During 2016, the Company commenced restructuring programs involving the consolidation of certain global administrative functions and manufacturing operations. As of December 31, 2018 the Company incurred net aggregate restructuring charges under the programs of $4.2 million. These programs are substantially complete and as a result, the Company expects future restructuring expenses associated with the programs, if any, to be nominal.
As each of the ongoing plans and programs described above progress, management will reevaluate the estimated expenses set forth above, and may revise its estimates, as appropriate, consistent with GAAP.
2019 Footprint realignment plan
In February 2019, the Company initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the “2019 Footprint realignment plan"). See Note 20 for additional information.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges by Segment
Restructuring charges by reportable operating segment for the years ended December 31, 2018, 2017, and 2016 are set forth in the following table:

	2018	2017	2016
	(Dollars in thousands)
Vascular North America	$556	$2,595	$5,843
Interventional North America	900	4,908	459
Anesthesia North America	371	1,262	1,839
Surgical North America	—	—	151
EMEA	55,608	5,722	4,423
OEM	—	—	795
All other	2,685	303	2,361
Total restructuring charges	$60,120	$14,790	$15,871
Impairment Charges
For the year ended December 31, 2018, the Company recorded impairment charges of $19.1 million primarily as a result of its decision to abandon certain intellectual property associated with products that were eliminated from the Company's interventional product portfolio. There were no impairment charges recorded for the year ended December 31, 2017. For the year ended December 31, 2016, the Company recorded $43.4 million of impairment charges, including $41.0 million related to a discontinued IPR&D project and $2.4 million related to two properties that were sold during the first quarter of 2017.
Note 6 — Inventories
Inventories, net at December 31, 2018 and 2017 consist of the following:

	2018	2017
	(Dollars in thousands)
Raw materials	$111,105	$98,451
Work-in-process	62,334	62,381
Finished goods	254,339	234,912
Inventories, net	427,778	395,744
Note 7 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2018 and 2017 are as follows:

	2018	2017
	(Dollars in thousands)
Land, buildings and leasehold improvements	$224,605	$207,927
Machinery and equipment	421,873	384,710
Computer equipment and software	137,899	122,890
Construction in progress	105,319	73,920
	889,696	789,447
Less: Accumulated depreciation	(456,930)	(406,448)
Property, plant and equipment, net	$432,766	$382,999

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reportable operating segment, for the years ended December 31, 2018 and 2017 are as follows:

	Vascular North America	Interventional North America	Anesthesia North America	Surgical North America	EMEA	Asia	OEM	All other	Total
	(Dollars in thousands)
Balance as of December 31, 2016
Goodwill	$485,986	$84,615	$225,784	$250,912	$290,041	$138,185	$4,883	$128,442	$1,608,848
Accumulated impairment losses	(219,527)	(5,528)	(84,531)	—	—	—	—	(22,542)	(332,128)
	266,459	79,087	141,253	250,912	290,041	138,185	4,883	105,900	1,276,720
Goodwill related to acquisitions	—	342,901	15,599	—	161,543	59,954	—	313,714	893,711
Translation and other adjustments	(1,590)	11,061	437	—	42,964	11,061	—	1,228	65,161
Balance as of December 31, 2017	$264,869	$433,049	$157,289	$250,912	$494,548	$209,200	$4,883	$420,842	$2,235,592
Goodwill related to acquisitions	—	27,355	—	2,403	4,730	6,590	—	(413)	40,665
Translation and other adjustments	—	(4,815)	(950)	—	(18,663)	(4,243)	—	(1,007)	(29,678)
Balance as of December 31, 2018	$264,869	$455,589	$156,339	$253,315	$480,615	$211,547	$4,883	$419,422	$2,246,579
Intangible assets at December 31, 2018 and 2017 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2018	2017	2018	2017
	(Dollars in thousands)
Customer relationships	$1,030,194	$1,023,837	$(322,972)	$(281,263)
In-process research and development	28,457	34,672	—	—
Intellectual property	1,363,516	1,287,487	(322,539)	(258,580)
Distribution rights	23,465	23,697	(17,860)	(16,996)
Trade names	565,070	571,510	(36,379)	(22,069)
Non-compete agreements	23,004	23,429	(8,904)	(1,976)
	$3,033,706	$2,964,632	$(708,654)	$(580,884)
As of December 31, 2018, trade names having a carrying value of $233.5 million are considered indefinite-lived. Acquired IPR&D is indefinite-lived until the completion of the related development project, at which point amortization of the carrying value of the technology will commence. See Note 4 for additional details regarding intangible assets acquired during 2018.
For the year ended December 31, 2018, the Company recognized a $16.9 million pre-tax ($8.6 million after tax) impairment charge related to the abandonment of certain intellectual property intangible assets. Refer to Note 5 for additional details.
Amortization expense related to intangible assets was $149.5 million, $98.8 million, and $63.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)
2019	$150,200
2020	149,500
2021	141,900
2022	136,600
2023	135,100

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Borrowings
The Company's borrowings at December 31, 2018 and 2017 were as follows:

	2018	2017
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 4.27% at December 31, 2018 and 3.44% at December 31, 2017, due 2022	$293,000	$349,000
Term loan facility, at a rate of 4.27% at December 31, 2018 and 3.57% at December 31 2017, due 2022	683,500	721,000
5.25% Senior Notes due 2024	250,000	250,000
4.875% Senior Notes due 2026	400,000	400,000
4.625% Senior Notes due 2027	500,000	500,000
Securitization program, at a rate of 3.25% at December 31, 2018 and 2.31% at December 31, 2017	50,000	50,000
	2,176,500	2,270,000
Less: Unamortized debt issuance costs	(17,675)	(20,448)
	2,158,825	2,249,552
Current portion of borrowings	(86,625)	(86,625)
Long-term borrowings	$2,072,200	$2,162,927
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
The Credit Agreement contains covenants that, among other things and subject to certain exceptions, place limitations on the Company and its subsidiaries regarding its ability, and the ability of its subsidiaries, to incur additional indebtedness, create additional liens, enter into a merger, consolidation or amalgamation, dispose of certain assets, make certain investments or acquisitions, pay dividends or make other restricted payments, enter into swap agreements or enter into transactions with affiliates. The Company is required to maintain a consolidated total leverage ratio of not more than 4.50 to 1.00 and a consolidated senior secured leverage ratio (generally, Consolidated Senior Secured Funded Indebtedness, as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA for the four most recent quarters ending on or preceding the date of determination) of not more than 3.50 to 1.00. The Company is further required to maintain a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.
As of December 31, 2018 and 2017, the Company had outstanding irrevocable standby letters of credit of approximately $2.1 million and $3.2 million, respectively, with various third parties. The letters of credit reduced the amount of available funds under the revolving credit facility by an equal amount.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company's obligations under the 2024 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of the Company’s other 100% owned domestic subsidiaries. The guarantees are subject to certain customary automatic release provisions. See Note 18 for further information regarding the guarantors under the 2024 Notes.
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
The indenture relating to the 2024 Notes contains covenants that, among other things and subject to certain exceptions, limit or restrict the Company’s ability, and the ability of its subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock; create liens; merge, consolidate, or dispose of certain assets; pay dividends make investments or make other restricted payments; or enter into transactions with affiliates.
4.875% Senior Notes due 2026
On May 16, 2016, the Company issued $400.0 million of 4.875% Senior Notes due 2026 (the "2026 Notes"). The Company pays interest on the 2026 Notes semi-annually on June 1 and December 1 at a rate of 4.875% per year. The 2026 Notes mature on June 1, 2026, unless earlier redeemed by the Company at its option, as described below, or purchased by the Company at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the Indenture related to the 2026 Notes) or upon the Company’s election to exercise its optional redemption rights, as described below.
The Company's obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of the Company’s other 100% owned domestic subsidiaries. See Note 18 for further information regarding the guarantors under the 2026 Notes.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The indenture relating to the 2026 Notes contains covenants that, among other things and subject to certain exceptions, limit or restrict the Company’s ability, and the ability of its subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock; create liens; merge, consolidate or dispose of certain assets, make investments or make other restricted payments; or enter into transactions with affiliates.
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
The Company's obligations under the 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of the Company’s other 100% owned domestic subsidiaries. See Note 18 for further information regarding the guarantors under the 2027 Notes.
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
The indenture relating to the 2027 Notes contains covenants that, among other things and subject to certain exceptions, limit or restrict the Company’s ability, and the ability of its subsidiaries, to create liens; merge, consolidate, sell or otherwise dispose of all or substantially all of the Company's assets; or enter into sale leaseback transactions.
Securitization Program
The Company has an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial paper conduit for consideration of up to $50.0 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2018, the Company was in compliance with the covenants, and none of the termination events had occurred. As of December 31, 2018 and 2017, the Company had $50.0 million (the maximum amount available) of outstanding borrowings under its accounts receivable securitization facility.
Fair Value of Long-Term Debt
To determine the fair value of its debt for which quoted prices are not available, the Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The Company’s implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of the Company’s debt as of December 31, 2018 and 2017, categorized by the level of inputs within the fair value hierarchy used to measure fair value (see Note 11 to the consolidated financial statements for further information):

	Fair value of debt
	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Level 2	2,145,473	2,299,942
Total	$2,145,473	$2,299,942
Debt Maturities
As of December 31, 2018, the aggregate amounts of long-term debt, demand loans and debt under the Company’s securitization program that will mature during each of the next four years and thereafter were as follows:

(Dollars in thousands)
2019	$86,625
2020	51,562
2021	70,313
2022	818,000
2023 and thereafter	1,150,000
Note 10 — Financial instruments
Foreign currency forward contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flows hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. The Company enters into the non-designated foreign currency forward contracts for periods consistent with its currency translation exposures, which generally approximate one month. For the years ended December 31, 2018 and 2017, the Company recognized losses related to non-designated foreign currency forward contracts of $1.9 million and $2.6 million, respectively.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2018 and 2017 was $115.3 million and $88.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2018 and 2017 was $125.9 million and $110.6 million, respectively. All open foreign currency forward contracts as of December 31, 2018 have durations of twelve months or less.
Cross-currency interest rate swaps

On October 4, 2018, the Company entered into cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, the Company has notionally exchanged $500 million at an annual interest rate of 4.625% for €433.9 million at an annual interest rate of 1.942%. The swap agreements are designated

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as net investment hedges and expire on October 4, 2023. The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of Accumulated other comprehensive income (loss) ("AOCI"). For the year ended December 31, 2018, the Company recognized foreign exchange gain of $4.0 million in foreign currency translation adjustments within AOCI related to the cross-currency swaps.
Balance sheet presentation
The following table presents the locations in the consolidated balance sheets and fair value of derivative instruments as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$1,216	$914
Non-designated foreign currency forward contracts	106	307
Cross-currency interest rate swap	14,728	—
Prepaid expenses and other current assets	16,050	1,221
Total asset derivatives	16,050	1,221
Liability derivatives:
Designated foreign currency forward contracts	524	1,373
Non-designated foreign currency forward contracts	264	53
Other current liabilities	788	1,426
Cross-currency interest rate swap	7,793	—
Other liabilities	7,793	—
Total liability derivatives	$8,581	$1,426
See Note 12 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
For the years ended December 31, 2018, 2017 and 2016, there was no ineffectiveness related to the Company’s hedging derivatives.
Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers located in many geographic areas. However, a portion of the Company’s trade accounts receivable outside the United States include sales to government-owned or supported healthcare systems in several countries which are subject to payment delays. Payment is dependent upon the creditworthiness of the healthcare systems in those countries and the financial stability of the countries' economies.
Certain of the Company’s customers, particularly in Greece, Italy, Portugal and Spain, have extended or delayed payments for products and services already provided, raising collectability concerns regarding the Company’s accounts receivable from these customers. As a result, the Company continues to closely monitor the allowance for doubtful accounts with respect to these customers. The following table provides information regarding the Company's allowance for doubtful accounts, the aggregate net current and long-term trade accounts receivable related to customers in Greece, Italy, Spain and Portugal and the percentage of the Company’s total net current and long-term trade accounts receivable represented by these customers' trade accounts receivable at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Allowance for doubtful accounts (1)	$9,348	$10,255
Current and long-term trade accounts receivable in Greece, Italy, Spain and Portugal (2)	$39,026	$49,054
Percentage of total net current and long-term trade accounts receivables	11.0%	14.6%

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) The current portion of the allowance for doubtful accounts was $4.4 million and $3.5 million as of December 31, 2018 and 2017, respectively, and was recognized in accounts receivable, net.
(2) The long-term portion of trade accounts receivable, net from customers in Greece, Italy, Spain and Portugal at December 31, 2018 and 2017 was $2.7 million and $3.3 million, respectively. In December 2018, the Company sold $12.7 million of receivables outstanding with publicly funded hospitals in Italy and Portugal for $12.6 million.
For the years ended December 31, 2018, 2017 and 2016, net revenues from customers in Greece, Italy, Spain and Portugal were $142.7 million, $129.4 million and $125.3 million, respectively.
Note 11 — Fair value measurement
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. Under GAAP, there is a three-level hierarchy of the inputs (i.e., assumptions that market participants would use in pricing an asset or liability) used to measure fair value. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the entire fair value measurement.
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
The following tables provide information regarding the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Basis of fair value measurement
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investments in marketable securities	$8,671	$8,671	$—	$—
Derivative assets	16,050	—	16,050	—
Derivative liabilities	8,581	—	8,581	—
Contingent consideration liabilities	304,248	—	—	304,248

	Basis of fair value measurement
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investments in marketable securities	$9,045	$9,045	$—	$—
Derivative assets	1,221	—	1,221	—
Derivative liabilities	1,426	—	1,426	—
Contingent consideration liabilities	272,136	—	—	272,136
There were no transfers of financial assets or liabilities among Level 1, Level 2 or Level 3 within the fair value hierarchy during the years ended December 31, 2018 or 2017.
Valuation Techniques
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under Company benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.

The Company’s financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts and cross-currency interest rate swap agreements. The Company uses foreign currency forward contracts and cross-currency interest rate swap agreements to manage foreign currency transaction exposure as well

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as exposure to foreign currency denominated monetary assets and liabilities. The Company measures the fair value of the foreign currency forward and cross-currency swap agreements by calculating the amount required to enter into offsetting contracts with similar remaining maturities, based on quoted market prices, and taking into account the creditworthiness of the counterparties.
The Company’s financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions. See Note 9 for a discussion of the fair value of the Company’s borrowings.
Contingent consideration
Contingent consideration liabilities, which primarily consist of revenue-based goals, are remeasured to fair value each reporting period using assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates.

The contingent consideration fair value measurement is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the fair value of the contingent consideration liabilities using a Monte Carlo simulation (which involves a simulation of future revenues during the earn out-period using management's best estimates) or a probability-weighted discounted cash flow analysis. Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration.

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range
Milestone-based payment
	Discounted cash flow	Discount rate	4.3% - 6.2%
		Projected year of payment	2019 - 2023
Revenue-based
	Monte Carlo simulation	Revenue volatility	16.1% - 25.0%
		Risk free rate	Cost of debt structure
		Projected year of payment	2019 - 2022

	Discounted cash flow	Discount rate	10.0% - 10.5%
		Projected year of payment	2019 - 2029
The following table provides information regarding changes in the Company's contingent consideration liabilities for the years ended December 31, 2018 and 2017:

	Contingent consideration
	2018	2017
	(Dollars in thousands)
Beginning balance – January 1	$272,136	$7,102
Initial estimate upon acquisition	54,696	261,733
Payments	(75,335)	(335)
Revaluations	52,977	3,575
Translation adjustment	(226)	61
Ending balance – December 31	$304,248	$272,136

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Shareholders' equity
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
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2018	2017	2016
	(Shares in thousands)
Basic	45,689	45,004	43,325
Dilutive effect of share based awards	970	923	570
Dilutive effect of convertible notes and warrants	142	737	3,751
Diluted	46,801	46,664	47,646
Weighted average shares that were antidilutive and therefore excluded from the calculation of diluted earnings per share were approximately 0.6 million, 0.6 million and 3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In connection with the issuance by the Company in 2010 of $400 million principal amount of convertible notes that matured in August 2017, and as a component of hedging arrangements between the Company and two institutional counterparties, the Company issued warrants to the counterparties, entitling them to purchase Company common stock. At December 31, 2018, all of the warrants either (a) were canceled as a result of warrant unwind agreements between the Company and the counterparties or (b) were exercised by the counterparties.
The following tables provides information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2018 and 2017:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2016	$(2,424)	$(136,596)	$(299,697)	$(438,717)
Other comprehensive income (loss) before reclassifications	2,775	(6,725)	173,074	169,124
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	4,513	—	4,502
Net current-year other comprehensive income (loss)	2,764	(2,212)	173,074	173,626
Balance at December 31, 2017	340	(138,808)	(126,623)	(265,091)
Other comprehensive income (loss) before reclassifications	2,574	1,605	(83,889)	(79,710)
Amounts reclassified from accumulated other comprehensive income	(2,107)	5,823	—	3,716
Net current-year other comprehensive (loss) income	467	7,428	(83,889)	(75,994)
Balance at December 31, 2018	$807	$(131,380)	$(210,512)	$(341,085)

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information relating to the losses (gains) recognized in the statements of income including the reclassifications of losses (gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Losses (gains) on designated foreign exchange forward contracts:
Cost of goods sold	$(2,270)	$(95)	$4,511
Total before tax	(2,270)	(95)	4,511
Taxes expense (benefit)	163	84	(1,010)
Net of tax	$(2,107)	$(11)	$3,501
Losses (gains) on cross-currency swaps (net investment hedge):
Interest expense	$(3,277)	$—	$—
Total before tax	(3,277)	—	—
Tax expense	754	—	—
Net of tax	$(2,523)	$—	$—
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	$7,305	$6,904	$6,965
Prior-service credits (1)	251	105	56
Total before tax	7,556	7,009	7,021
Tax benefit	(1,733)	(2,496)	(2,509)
Net of tax	$5,823	$4,513	$4,512
Impact on income from continuing operations, net of tax	$1,193	$4,502	$8,013

(1)
These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 15 for additional information).

Note 13 — Stock compensation plans
In May of 2014, the stockholders of the Company approved the Teleflex Incorporated 2014 Stock Incentive Plan (the "2014 Plan") which replaced the Company's 2008 Stock Incentive Plan and 2000 Stock Compensation Plan (the "Prior Plans"), under which stock options and restricted stock awards previously were granted. The 2014 Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards and other stock-based awards to directors, officers and key employees. Under the 2014 Plan, the Company is authorized to issue up to 5.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the 2014 Plan that, among other things, (i) count shares underlying a stock option or stock appreciation right (each, an "option award") as one share and each share underlying any other type of award (a "stock award") as 1.8 shares, (ii) increases the shares the Company is authorized to issue by one or 1.8 shares for each share underlying an option award or stock award, respectively, under the Prior Plans that have been canceled, expired, settled in cash or forfeited after December 31, 2013 and (iii) decrease the number of shares the Company is authorized to issue by one share and 1.8 shares for each share underlying an option award or stock award, respectively, granted under the Prior Plans between January 1, 2014 and the May 2, 2014 adoption of the 2014 Plan by the Company's stockholders. Options granted under the 2014 Plan have an exercise price equal to the closing price of the Company's common stock on the date of the grant. In 2018, the Company granted, under the 2014 Plan, non-qualified options to purchase 155,498 shares of common stock and granted restricted stock units relating to 62,221 shares of common stock under the 2014 Plan. The Company also granted performance share units (“PSUs”), as described in the following paragraph.
On June 22, 2018, the Company granted PSUs to specified senior managers. The PSUs are designed to provide further incentive to the Company’s senior management with respect to achievement of the Company’s long term financial objectives. The PSU component of the equity incentive program is designed to provide shares of Teleflex common stock to the holder based upon the Company’s achievement of certain financial performance criteria during the designated performance period (2018-2020 with respect to the PSUs granted in 2018). The number of shares to be awarded under the PSUs granted in 2018 will be subject to modification based upon the Company’s total stockholder return relative to a designated group of public companies. Assuming target performance is achieved, a total of 8,915

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of common stock would be issuable in respect of the PSUs granted in 2018, and a maximum of 22,290 shares would be issuable in respect of such PSUs upon achievement of maximum performance levels.
The unrecognized compensation expense for awards granted in 2018 as of the grant date was $27.2 million, which will be recognized over the vesting period of the awards. As of December 31, 2018, 3,578,241 shares were available for future grants under the 2014 Plan.
Share-based compensation expense for 2018, 2017 and 2016 was $22.4 million, $19.4 million and $16.9 million, respectively, and is included in cost of goods sold or selling, general and administrative expenses based on the employees' functional classification. The total income tax benefit recognized for share-based compensation arrangements for 2018, 2017 and 2016 was $20.7 million (inclusive of a $15.9 million net excess tax benefit), $12.8 million (inclusive of a $6.6 million net excess tax benefit) and $5.5 million, respectively.
Option Awards
The fair value of options granted in 2018, 2017 and 2016 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2018	2017	2016
Risk-free interest rate	2.67%	1.88%	1.30%
Expected life of option	4.98 years	4.94 years	4.91 years
Expected dividend yield	0.54%	0.71%	0.94%
Expected volatility	22.65%	21.74%	21.64%
The following table summarizes the option activity during 2018:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	1,708,928	$113.49	—	—
Granted	155,498	254.60	—	—
Exercised	(383,198)	80.51	—	—
Forfeited or expired	(9,779)	170.78	—	—
Outstanding, end of the year	1,471,449	136.62	5.7	179,396
Exercisable, end of the year	1,073,198	$112.13	5.0	157,070
The weighted average grant date fair value for options granted during 2018, 2017 and 2016 was $58.16, $39.70 and $27.42, respectively. The total intrinsic value of options exercised during 2018, 2017 and 2016 was $69.4 million, $15.7 million and $11.3 million, respectively.
The Company recorded $9.1 million of expense related to options during 2018, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2018, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $9.1 million, which is expected to be recognized over a weighted-average period of 1.7 years. Authorized but unissued shares of the Company’s common stock are issued upon exercises of options.
Stock Awards
The fair value of PSUs granted in 2018 was determined using a Monte Carlo simulation valuation model. The grant date fair value for these awards was $284.33.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value for restricted stock units granted in 2018, 2017 and 2016 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2018	2017	2016
Risk-free interest rate	2.41%	1.47%	0.94%
Expected dividend yield	0.53%	0.71%	0.93%
The following table summarizes the non-vested restricted stock unit activity during 2018:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(Dollars in thousands)
Outstanding, beginning of the year	233,742	$148.79
Granted	62,221	250.66
Vested	(83,396)	125.70
Forfeited	(10,755)	179.08
Outstanding, end of the year	201,812	188.10	1.1	$52,164
The Company issued 62,221, 82,865 and 93,367 of non-vested restricted stock units in 2018, 2017 and 2016, respectively, the majority of which provide for vesting as to all underlying shares on the third anniversary of the grant date. The weighted average grant-date fair value for non-vested restricted stock units granted during 2018, 2017 and 2016 was $250.66, $187.85 and $142.71, respectively.
The Company recorded $13.3 million of expense related to stock awards during 2018, which is included in cost of goods sold or selling, general and administrative expenses. The unamortized share-based compensation cost related to stock awards granted in 2018, net of estimated forfeitures, was $16.5 million, which is expected to be recognized over a weighted-average period of 1.8 years. The Company uses treasury stock to provide shares of common stock in connection with vesting of the stock awards.
Note 14 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2018	2017	2016
	(Dollars in thousands)
Current:
Federal	$(1,525)	$133,621	$2,344
State	1,432	5,213	5,230
Foreign	29,353	35,444	28,842
Deferred:
Federal	(5,124)	(258,247)	(25,141)
State	(5,114)	1,459	(1,837)
Foreign	4,174	212,158	(1,364)
	$23,196	$129,648	$8,074

U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, permanently reducing corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018; implementing a territorial tax system, by generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a foreign corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 foreign subsidiary earnings and profits, which are deemed repatriated for purposes of the tax.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the TCJA, the Company reassessed and revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $46.1 million provisional tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017. The Company also recognized a $154.0 million provisional tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017, related to the deemed repatriated earnings. The Company expects to pay this tax over an eight-year period.

In accordance with SAB118, during the year ended December 31, 2018, the Company adjusted the provisional amounts for taxes on deemed repatriated earnings and the revaluation of deferred tax assets and liabilities as a result of additional analysis, changes in interpretations and in the Company's assumptions, and the issuance of additional regulatory guidance. As prescribed under SAB 118, these adjustments were identified and recorded as discrete adjustments in the period in which such changes were made. During 2018, the Company recognized a net $2.3 million discrete tax benefit for adjustments to the provisional tax impacts of the TCJA included in the consolidated financial statements for the year ended December 31, 2017. These adjustments included a $0.2 million reduction in the provisional tax on deemed repatriated earnings and a $2.1 million tax benefit from changes in the revaluation of deferred tax assets and liabilities. The Company completed the accounting for these impacts in the fourth quarter 2018.

While the TCJA provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company was subject to incremental U.S. tax of $10.7 million on GILTI income beginning in 2018. The Company elected to account for the GILTI tax in the period in which it is incurred.

The BEAT provisions in the TCJA eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. For the year ended December 31, 2018, the Company was not impacted by the BEAT provisions. The Company may be subject to the BEAT tax in future years.
At December 31, 2018, the cumulative unremitted earnings of subsidiaries outside the United States that are considered non-permanently reinvested and for which taxes have been provided approximated $2.1 billion. At December 31, 2018, the cumulative unremitted earnings of subsidiaries outside the United States that are considered permanently reinvested approximated $0.2 billion. Earnings considered permanently reinvested are expected to be reinvested indefinitely and, as a result, no additional deferred tax liability has been recognized with regard to these earnings. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the United States because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.
The following table summarizes the United States and non-United States components of income from continuing operations before taxes:

	2018	2017	2016
	(Dollars in thousands)
United States	$37,201	$37,528	$(29,988)
Other	182,427	247,383	275,713
	$219,628	$284,911	$245,725

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Tax effect of international items	(3.3)	(25.7)	(27.5)
Impacts of the TCJA	(1.0)	37.9	—
Excess tax benefits related to share-based compensation	(7.2)	(2.3)	—
State taxes, net of federal benefit	(0.1)	0.1	0.9
Uncertain tax contingencies	(0.4)	(1.8)	(3.6)
Contingent consideration	5.3	0.4	(1.2)
Intellectual property impairment charge	(2.0)	—	—
Research and development tax credit	(1.6)	(0.8)	(0.6)
Other, net	(0.1)	2.7	0.3
	10.6%	45.5%	3.3%
The effective income tax rate for 2018 was 10.6% compared to 45.5% for 2017. The effective income tax rate for 2018 was impacted by the reduction of the United States corporate income tax rate from a maximum of 35% to 21% as a result of the TCJA. Additionally, the effective tax rate for 2018 was affected by a net excess tax benefit related to share-based compensation and a tax cost associated with a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability.
The effective income tax rate for 2017 reflects a net tax expense of $107.9 million resulting from the enactment of the TCJA. The $107.9 million net tax expense reflects a tax expense of $154.0 million for the deemed repatriation of undistributed foreign earnings partially offset by a $46.1 million tax benefit resulting from the reassessment and revaluation of the net deferred tax liabilities. Additionally, the effective tax rate for 2017 was affected by a net excess tax benefit related to share-based compensation and a benefit resulting from the expiration of various statutes of limitation.
The Company and its subsidiaries are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, the Company establishes and adjusts reserves with respect to its uncertain tax positions to address developments related to those positions. The Company realized a net benefit of approximately $0.8 million and $5.2 million in 2018 and 2017, respectively, as a result of reducing its reserves with respect to uncertain tax positions, principally due to the expiration of a number of applicable statutes of limitations. The Company realized a net benefit of approximately $8.8 million in 2016, as a result of reducing its reserves with respect to uncertain tax positions, principally due to the conclusion of a tax audit in Germany and the expiration of various statutes of limitations.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017:

	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Tax loss and credit carryforwards	$234,940	$210,055
Pension	19,972	28,147
Reserves and accruals	68,767	62,378
Other	3,267	3,619
Less: valuation allowances	(143,971)	(104,799)
Total deferred tax assets	182,975	199,400
Deferred tax liabilities:
Property, plant and equipment	24,315	22,299
Intangibles — stock acquisitions	541,445	553,245
Unremitted foreign earnings	218,769	223,494
Other	4,221	228
Total deferred tax liabilities	788,750	799,266
Net deferred tax liability	$(605,775)	$(599,866)
As a result of enactment of the TCJA, the Company reassessed and revalued its deferred tax positions, resulting in a $46.1 million decrease in the net deferred tax liability at December 31, 2017. Subsequently, in accordance with SAB 118, adjustments were made to the provisional amounts for the revaluation of deferred tax assets and liabilities due to additional analysis. During 2018, the Company recognized a net $2.1 million tax benefit as a result of changes in its revaluation of deferred tax assets and liabilities related to the TCJA. The accounting for these changes was completed in the fourth quarter of 2018.
Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2018, the tax effect of such carryforwards approximated $234.9 million. Of this amount, $11.0 million has no expiration date, $3.7 million expires after 2018 but before the end of 2023 and $220.2 million expires after 2023. A portion of these carryforwards consists of tax losses and credits obtained by the Company as a result of acquisitions; the utilization of these carryforwards are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent the Company ultimately from utilizing the applicable loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the United States subsidiaries’ taxable income or loss, the state’s proportion of each subsidiary's taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $144.0 million and $104.8 million at December 31, 2018 and 2017, respectively, relates principally to the uncertainty of the Company’s ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(Dollars in thousands)
Balance at January 1	$9,336	$15,054	$34,381
Increase in unrecognized tax benefits related to prior years	—	—	—
Decrease in unrecognized tax benefits related to prior years	—	—	(13,083)
Unrecognized tax benefits related to the current year	899	895	705
Reductions in unrecognized tax benefits due to settlements	—	—	(2,121)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(1,955)	(6,813)	(4,840)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	(174)	200	12
Balance at December 31	$8,106	$9,336	$15,054
The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations, were $4.5 million at December 31, 2018.
The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2018 was $0.2 million and $(0.3) million, respectively; for the year ended December 31, 2017 was $0.2 million and $(0.2) million, respectively; and for the year ended December 31, 2016 was $0.2 million and $(0.5) million, respectively. The liabilities in the consolidated balance sheets for interest and penalties at December 31, 2018 were $0.6 million and $2.2 million, respectively, and at December 31, 2017 were $0.6 million and $2.6 million, respectively.
The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
United States	2015	2018
Canada	2014	2018
China	2013	2018
Czech Republic	2015	2018
France	2016	2018
Germany	2011	2018
India	2002	2018
Ireland	2014	2018
Italy	2014	2018
Malaysia	2014	2018
Singapore	2014	2018
The Company and its subsidiaries are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2018, the most significant tax examination in process is in Germany. The date at which this examination may be concluded and the ultimate outcome of the examination are uncertain. As a result of the uncertain outcome of this ongoing examination, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2018. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s unrecognized tax benefits may change within the next year by a range of zero to $1.6 million.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Pension and other postretirement benefits
The Company has a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.  As of December 31, 2018, no further benefits are being accrued under the Company’s U.S. defined benefit pension plans and the Company’s other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
The Company and certain of its subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from Company funds.
The following table provides information regarding the components of the net benefit expense (income) of the Company's pension and postretirement benefit plans for the years ended December 31, 2018, 2017 and 2016:

	Pension			Other Benefits
	2018	2017	2016	2018	2017	2016
	(Dollars in thousands)
Service cost	$1,500	$2,887	$2,615	$50	$279	$355
Interest cost	14,816	15,137	15,711	1,389	1,577	1,595
Expected return on plan assets	(29,666)	(26,809)	(24,786)	—	—	—
Net amortization and deferral	6,777	6,734	6,567	136	275	454
Curtailments	—	—	—	677	—	—
Settlements	486	—	—	—	—	—
Net benefit expense (income)	$(6,087)	$(2,051)	$107	$2,252	$2,131	$2,404
Net benefit expense (income) is primarily included in selling, general and administrative expenses within the consolidated statements of income.
The following table provides the weighted average assumptions for United States and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	3.6%	4.2%	4.5%	3.6%	4.1%	4.3%
Rate of return	7.8%	8.1%	8.1%
Initial healthcare trend rate				7.8%	7.9%	8.4%
Ultimate healthcare trend rate				5.0%	5.0%	5.0%

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides summarized information with respect to the Company’s pension and postretirement benefit plans, measured as of December 31, 2018 and 2017:

	Pension		Other Benefits
	2018	2017	2018	2017
	Under Funded		Under Funded
	(Dollars in thousands)
Benefit obligation, beginning of year	$462,158	$430,574	$48,903	$47,487
Service cost	1,500	2,887	50	279
Interest cost	14,816	15,137	1,389	1,577
Actuarial (gain) loss	(38,446)	31,074	(6,058)	2,278
Currency translation	(1,780)	3,916	—	—
Benefits paid	(19,314)	(19,144)	(2,790)	(3,095)
Medicare Part D reimbursement	—	—	101	80
Plan amendments	157	—	—	297
Curtailments	(162)	—	520	—
Settlements	(1,420)	—	—	—
Administrative costs	(1,039)	(2,286)	—	—
Projected benefit obligation, end of year	416,470	462,158	42,115	48,903
Fair value of plan assets, beginning of year	386,307	340,265
Actual return on plan assets	(13,275)	53,065
Contributions	12,687	12,670
Benefits paid	(19,314)	(19,144)
Settlements	(1,420)	—
Administrative costs	(1,039)	(2,286)
Currency translation	(1,139)	1,737
Fair value of plan assets, end of year	362,807	386,307
Funded status, end of year	$(53,663)	$(75,851)	$(42,115)	$(48,903)

The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the Company's pension and postretirement plans:

	Pension		Other Benefits
	2018	2017	2018	2017
	(Dollars in thousands)
Other assets	$2,837	$1,596	$—	$—
Payroll and benefit-related liabilities	(1,729)	(1,767)	(3,972)	(3,173)
Pension and postretirement benefit liabilities	(54,771)	(75,680)	(38,143)	(45,730)
Accumulated other comprehensive loss	205,910	209,365	364	6,715
	$152,247	$133,514	$(41,751)	$(42,188)

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the amounts recognized in accumulated other comprehensive loss with respect to the plans:

	Pension
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2016	$79	$209,706	$(76,140)	$133,645
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(28)	(6,706)	2,395	(4,339)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	4,818	(1,119)	3,699
Impact of currency translation	—	1,496	(413)	1,083
Balance at December 31, 2017	51	209,314	(75,277)	134,088
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(17)	(6,760)	1,579	(5,198)
Settlements	—	(486)	83	(403)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	4,495	(1,012)	3,483
Curtailments	—	(162)	42	(120)
Plan amendments	157	—	(27)	130
Impact of currency translation	—	(682)	183	(499)
Balance at December 31, 2018	$191	$205,719	$(74,429)	$131,481

	Other Benefits
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2016	$85	$4,330	$(1,464)	$2,951
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(77)	(198)	101	(174)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	2,278	(558)	1,720
Plan amendments	297	—	(74)	223
Balance at December 31, 2017	305	6,410	(1,995)	4,720
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(77)	(59)	32	(104)
Curtailments	(157)	—	39	(118)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(6,058)	1,459	(4,599)
Balance at December 31, 2018	$71	$293	$(465)	$(101)

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the weighted average assumptions for United States and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2018	2017	2018	2017
Discount rate	4.3%	3.6%	4.2%	3.6%
Rate of compensation increase	2.6%	2.6%
Initial healthcare trend rate			7.4%	7.8%
Ultimate healthcare trend rate			5.0%	5.0%

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The weighted average discount rates for United States pension plans and other benefit plans of 4.43% and 4.22%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2018. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extends the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, the Company determines the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.
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
An increase in the assumed healthcare trend rate of 1% would increase the benefit obligation at December 31, 2018 by $2.4 million and would increase the 2018 benefit expense by $0.1 million. Decreasing this assumed rate by 1% would decrease the benefit obligation at December 31, 2018 by $2.2 million and would decrease the 2018 benefit expense by $0.1 million.
The accumulated benefit obligation for all United States and foreign defined benefit pension plans was $415.9 million and $461.6 million for 2018 and 2017, respectively. All of the Company's pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2018 and 2017, with the exception of one foreign plan that had plan assets of $2.8 million and $1.6 million in excess of the accumulated benefit obligation as of December 31, 2018 and 2017, respectively.
The Company’s investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the availability of benefits for participants. These investments are primarily comprised of equity and fixed income mutual funds. The Company’s other investments are largely comprised of a hedge fund of funds and a structured credit fund. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. The Company’s target allocation percentage is as follows: equity securities (40%); fixed-income securities (50%) and other securities (10%). Equity funds are held for their expected return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk with respect to plan liabilities. The other investments are

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held to further diversify assets within the plans and are designed to provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.
The following table provides the fair values of the Company’s pension plan assets at December 31, 2018 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$627	$627	—	—
Money market funds	7	7	—	—
Equity securities:
Managed volatility (b)	71,306	71,306	—	—
United States small/mid-cap equity (c)	15,379	15,379	—	—
World Equity (excluding United States) (d)	24,589	24,589	—	—
Common Equity Securities – Teleflex Incorporated	30,216	30,216	—	—
Fixed income securities:
Intermediate duration fund (e)	26,958	26,958	—	—
Long duration bond fund (f)	90,661	90,661	—	—
Corporate bond fund (g)	12,162	12,162	—	—
Global credit fund (h)	647	647	—	—
Emerging markets debt fund (i)	7,923	7,923	—	—
Corporate, government and foreign bonds	30,418	30,418	—	—
Asset backed – home loans	367	—	$367	—
Other types of investments:
Multi asset funds (j)	6,905	3,676	3,229	—
Contract with insurance company (k)	10,092	—	—	$10,092
Other	5	—	—	5
Total investments at fair value	$328,262	$314,569	$3,596	$10,097
Investments measured at net asset value (l)	34,545
Total	$362,807

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the fair values of the Company’s pension plan assets at December 31, 2017 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$1,324	$1,324	—	—
Money market funds	51	51	—	—
Equity securities:
Managed volatility (b)	79,964	79,964	—	—
United States small/mid-cap equity (c)	19,239	19,239	—	—
World Equity (excluding United States) (d)	32,294	32,294	—	—
Common Equity Securities – Teleflex Incorporated	29,087	29,087	—	—
Diversified Global	6,353	6,353	—	—
Fixed income securities:
Intermediate duration fund (e)	23,378	23,378	—	—
Long duration bond fund (f)	94,623	94,623	—	—
Corporate bond fund (g)	12,420	12,420	—	—
Emerging markets debt fund (i)	9,184	9,184	—	—
Corporate, government and foreign bonds	2,024	2,024	—	—
Asset backed – home loans	454	—	$454	—
Other types of investments:
Multi asset funds (j)	11,114	6,187	4,927
Other	5	—	—	$5
Total investments at fair value	$321,514	$316,128	$5,381	$5
Investments measured at Net asset value (l)	64,793
Total	$386,307

(a)	Information on asset categories described in notes (b)-(k) is derived from prospectuses and other material provided by the respective funds comprising the respective asset categories.

(b)	This category comprises mutual funds that invest in securities of United States and non-United States companies of all capitalization ranges that exhibit relatively low volatility.

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

(g)
This category comprises funds that invest primarily in higher-yielding fixed income securities, including corporate bonds and debentures, convertible and preferred securities and zero coupon obligations.

(h)	This category comprises a fund that invests primarily in a range of debt securities, including those issued by governments, institutions, or companies from a number of countries.

(i)
This category comprises a mutual fund that invests at least 80% of its net assets in fixed income securities of emerging market issuers, primarily in United States dollar-denominated debt of foreign governments, government-related and corporate issuers in emerging market countries and entities organized to restructure the debt of those issuers.

(j)	This category comprises funds that may invest in equities, bonds, or derivatives.

(k)
This category comprises the asset established out of an agreement to purchase a bulk-annuity policy from an insurer to fully cover the liabilities for members of the pension plan. The asset value is based on the fair value of the contract as determined by the insurance company using inputs that are not observable.

(l)
This category comprises pooled institutional investments, primarily collective investment trusts. These funds are not listed on an exchange or traded in an active market and these investments are valued using their net asset value, which is generally based on the underlying asset values of the pooled investments held in the trusts. This category comprises the following funds:

•
a fund that invests primarily in collateralized debt obligations and other structured credit vehicles and may include fixed income securities, loan participations, credit-linked notes, medium-term notes, pooled investment vehicles and derivative instruments.

•	a hedge fund that invests in various other hedge funds.

•	funds that invest in underlying funds that acquire, manage, and dispose of real estate properties, with a focus on properties in the U.S. and the UK markets.
The Company’s contributions to United States and foreign pension plans during 2019 are expected to be approximately $12.7 million. Contributions to postretirement healthcare plans during 2019 are expected to be approximately $4.0 million.
The following table provides information about the Company’s expected benefit payments under its U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.2 million:

	Pension	Other Benefits
	(Dollars in thousands)
2019	$20,852	$3,972
2020	21,023	4,024
2021	21,795	3,893
2022	22,658	4,015
2023	23,161	3,795
Years 2024 — 2028	124,927	15,241
The amounts in AOCI expected to be recognized into net periodic benefit cost over the next fiscal year for the Company's pension and postretirement benefit plans are $6.8 million and $0.1 million, respectively.
The Company maintains a number of defined contribution savings plans covering eligible United States and non-United States employees. The Company partially matches employee contributions. Costs related to these plans were $15.6 million, $12.5 million and $12.0 million for 2018, 2017 and 2016, respectively.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Commitments and contingent liabilities
Operating leases: The Company uses various leased facilities and equipment in its operations. The lease terms for these leased assets vary depending on the terms of the applicable lease agreement. At December 31, 2018, the Company had no residual value guarantees related to its operating leases.
Future minimum lease payments as of December 31, 2018 under noncancellable operating leases are as follows:

Future Lease Payments
(Dollars in thousands)
2019	$25,294
2020	23,216
2021	21,419
2022	19,460
2023	17,403
2024 and thereafter	41,368
Rental expense under operating leases was $38.1 million, $36.2 million and $34.0 million in 2018, 2017 and 2016, respectively.
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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2018 and 2017, the Company has recorded $0.8 million and $1.0 million, respectively, in accrued liabilities and $5.6 million and $5.8 million, respectively in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities, and if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2018. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Litigation:  The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of December 31, 2018 and 2017, the Company has recorded accrued liabilities of $0.6 million and $3.8 million, respectively, in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of December 31, 2018, the most significant tax examination in process is in Germany. The Company may establish reserves with respect to uncertain tax positions, after which it adjusts the reserves to address developments with respect to its uncertain tax positions, including developments in this tax examination. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company has seven reportable segments: Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Europe, Middle East and Africa ("EMEA"), Asia and Original Equipment and Development Services ("OEM"). In connection with the presentation of segment information, the Company presents certain operating segments, including the Interventional Urology North America, Respiratory North America and Latin America operating segments, in the “all other” category because separate information with regard to each of these operating segments is not material.
The Company’s reportable segments, other than the OEM segment, design, manufacture and distribute medical devices primarily used in critical care and surgical applications and generally serve two end markets: hospitals and healthcare providers, and home health. The products of these segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Company’s OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.
The following tables present the Company’s segment results for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Vascular North America	$329,473	$313,618	$295,206
Interventional North America	261,645	220,611	82,431
Anesthesia North America	205,064	197,982	198,772
Surgical North America	166,267	175,216	172,223
EMEA	603,813	552,722	510,934
Asia	286,895	269,208	249,416
OEM	205,976	182,967	160,990
All other	389,250	233,979	198,055
Net revenues	$2,448,383	$2,146,303	$1,868,027

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Vascular North America	$98,505	$77,036	$77,122
Interventional North America	62,242	25,972	13,264
Anesthesia North America	61,159	62,901	55,544
Surgical North America	62,934	63,931	56,608
EMEA	106,090	92,430	84,392
Asia	78,135	75,637	75,770
OEM	50,294	41,578	33,641
All other	(29,042)	11,142	26,486
Total segment operating profit (1)	490,317	450,627	422,827
Unallocated expenses (2)	(168,613)	(78,348)	(103,374)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$321,704	$372,279	$319,453

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

(2)	Unallocated expenses primarily include manufacturing variances, with the exception of fixed manufacturing cost absorption variances, restructuring and impairment charges and gain on sale of assets.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Vascular North America	$27,535	$31,058	$35,117
Interventional North America	34,127	29,108	6,993
Anesthesia North America	10,162	8,573	10,932
Surgical North America	8,321	8,694	10,459
EMEA	47,171	34,322	30,505
Asia	12,917	11,868	11,275
OEM	8,610	8,337	8,404
All other	65,871	28,378	14,661
Consolidated depreciation and amortization	$214,714	$160,338	$128,346

During the first quarter 2019, the Company changed its segment presentation as a result of a change in the manner in which the chief operating decision maker (the Chief Executive Officer) reviews financial information for purposes of assessing business performance and allocating resources. The Company now has four segments: Americas, EMEA, Asia and OEM. See Note 20 for additional information.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net revenues (based on the Company's selling location):
United States	$1,449,426	$1,254,825	$1,018,786
Europe	671,264	591,370	567,320
Asia and Asia Pacific	234,090	220,110	208,841
All other	93,603	79,998	73,080
	$2,448,383	$2,146,303	$1,868,027
Net property, plant and equipment:
United States	$258,415	$216,568	$167,167
Malaysia	51,952	43,730	31,415
Ireland	41,223	43,867	36,569
Czech Republic	34,833	35,715	30,843
All other	46,343	43,119	36,905
	$432,766	$382,999	$302,899

Note 18 — Condensed consolidating guarantor financial information
The 2024 Notes, 2026 Notes and 2027 Notes (collectively, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The 2024 Notes, 2026 Notes and 2027 Notes are guaranteed by the same Guarantor Subsidiaries. The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2018, 2017 and 2016 and condensed consolidating balance sheets as of December 31, 2018 and 2017 provide consolidated information for:

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
In 2018, a Guarantor Subsidiary merged with and into Parent; the transaction is reflected as of the beginning of the earliest period presented in the condensed consolidating financial statements.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,584,650	$1,287,944	$(424,211)	$2,448,383
Cost of goods sold	—	886,161	596,985	(419,205)	1,063,941
Gross profit	—	698,489	690,959	(5,006)	1,384,442
Selling, general and administrative expenses	50,866	514,598	313,895	(671)	878,688
Research and development expenses	1,482	73,067	31,659	—	106,208
Restructuring and impairment charges	—	20,639	58,591	—	79,230
Gain on sale of assets	—	(1,388)	—	—	(1,388)
(Loss) income from continuing operations before interest and taxes	(52,348)	91,573	286,814	(4,335)	321,704
Interest, net	95,173	4,796	2,107	—	102,076
(Loss) income from continuing operations before taxes	(147,521)	86,777	284,707	(4,335)	219,628
(Benefit) taxes on (loss) income from continuing operations	(53,401)	34,591	42,241	(235)	23,196
Equity in net income of consolidated subsidiaries	291,572	220,718	637	(512,927)	—
Income from continuing operations	197,452	272,904	243,103	(517,027)	196,432
Operating income from discontinued operations	4,363	—	1,280	—	5,643
Tax on income from discontinued operations	1,013	—	260	—	1,273
Income from discontinued operations	3,350	—	1,020	—	4,370
Net income	200,802	272,904	244,123	(517,027)	200,802
Other comprehensive loss	(75,994)	(80,030)	(80,512)	160,542	(75,994)
Comprehensive income	$124,808	$192,874	$163,611	$(356,485)	$124,808

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,368,149	$1,177,247	$(399,093)	$2,146,303
Cost of goods sold	—	778,153	594,527	(398,179)	974,501
Gross profit	—	589,996	582,720	(914)	1,171,802
Selling, general and administrative expenses	47,412	408,811	243,544	196	699,963
Research and development expenses	1,009	57,614	26,147	—	84,770
Restructuring charges	—	8,971	5,819	—	14,790
(Loss) income from continuing operations before interest, loss on extinguishment of debt and taxes	(48,421)	114,600	307,210	(1,110)	372,279
Interest, net	99,371	(21,153)	3,557	—	81,775
Loss on extinguishment of debt	5,593	—	—	—	5,593
(Loss) income from continuing operations before taxes	(153,385)	135,753	303,653	(1,110)	284,911
(Benefit) taxes on (loss) income from continuing operations	(110,921)	(20,333)	261,386	(484)	129,648
Equity in net income of consolidated subsidiaries	197,727	25,500	(3,135)	(220,092)	—
Income from continuing operations	155,263	181,586	39,132	(220,718)	155,263
Operating loss from discontinued operations	(4,534)	—	—	—	(4,534)
Benefit on loss from discontinued operations	(1,801)	—	—	—	(1,801)
Loss from discontinued operations	(2,733)	—	—	—	(2,733)
Net income	152,530	181,586	39,132	(220,718)	152,530
Other comprehensive income	173,626	158,490	198,453	(356,943)	173,626
Comprehensive income	$326,156	$340,076	$237,585	$(577,661)	$326,156

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,112,464	$1,124,958	$(369,395)	$1,868,027
Cost of goods sold	—	652,442	588,110	(368,725)	871,827
Gross profit	—	460,022	536,848	(670)	996,200
Selling, general and administrative expenses	43,602	328,263	191,916	(473)	563,308
Research and development expenses	547	33,080	24,952	—	58,579
Restructuring and impairment charges	173	50,183	8,871	—	59,227
Gain on sale of assets	(2,707)	(155)	(1,505)	—	(4,367)
(Loss) income from continuing operations before interest, loss on extinguishment of debt and taxes	(41,615)	48,651	312,614	(197)	319,453
Interest, net	61,374	(11,009)	4,102	—	54,467
Loss on extinguishment of debt	19,261	—	—	—	19,261
(Loss) income from continuing operations before taxes	(122,250)	59,660	308,512	(197)	245,725
(Benefit) taxes on (loss) income from continuing operations	(44,674)	12,954	39,875	(81)	8,074
Equity in net income of consolidated subsidiaries	315,396	243,987	528	(559,911)	—
Income from continuing operations	237,820	290,693	269,165	(560,027)	237,651
Operating (loss) income from discontinued operations	(1,300)	—	378	—	(922)
Tax benefit on (loss) income from discontinued operations	(857)	—	(255)	—	(1,112)
(Loss) income from discontinued operations	(443)	—	633	—	190
Net income	237,377	290,693	269,798	(560,027)	237,841
Less: Income from continuing operations attributable to noncontrolling interests	—	—	464	—	464
Net income attributable to common shareholders	237,377	290,693	269,334	(560,027)	237,377
Other comprehensive loss attributable to common shareholders	(66,761)	(76,098)	(80,700)	156,798	(66,761)
Comprehensive income attributable to common shareholders	$170,616	$214,595	$188,634	$(403,229)	$170,616

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$49,523	$1,757	$305,881	$—	$357,161
Accounts receivable, net	5,885	54,013	301,054	5,334	366,286
Accounts receivable from consolidated subsidiaries	32,036	1,043,573	350,162	(1,425,771)	—
Inventories, net	—	266,073	192,659	(30,954)	427,778
Prepaid expenses and other current assets	30,458	9,673	28,237	4,113	72,481
Prepaid taxes	7,029	—	5,434	—	12,463
Total current assets	124,931	1,375,089	1,183,427	(1,447,278)	1,236,169
Property, plant and equipment, net	3,385	253,037	176,344	—	432,766
Goodwill	—	1,254,848	991,731	—	2,246,579
Intangibles assets, net	90	1,277,462	1,047,500	—	2,325,052
Investments in affiliates	5,984,566	1,672,908	20,257	(7,677,731)	—
Deferred tax assets	—	—	4,822	(2,376)	2,446
Notes receivable and other amounts due from consolidated subsidiaries	2,337,737	2,523,156	13,242	(4,874,135)	—
Other assets	17,180	5,776	12,023	—	34,979
Total assets	$8,467,889	$8,362,276	$3,449,346	$(14,001,520)	$6,277,991
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$36,625	$—	$50,000	$—	$86,625
Accounts payable	3,448	62,764	40,497	—	106,709
Accounts payable to consolidated subsidiaries	1,058,008	278,715	89,048	(1,425,771)	—
Accrued expenses	5,659	41,883	50,009	—	97,551
Current portion of contingent consideration	—	106,514	30,363	—	136,877
Payroll and benefit-related liabilities	17,156	44,982	42,532	—	104,670
Accrued interest	5,995	—	36	—	6,031
Income taxes payable	—	—	5,943	—	5,943
Other current liabilities	843	34,916	2,291	—	38,050
Total current liabilities	1,127,734	569,774	310,719	(1,425,771)	582,456
Long-term borrowings	2,072,200	—	—	—	2,072,200
Deferred tax liabilities	87,671	257,522	265,404	(2,376)	608,221
Pension and postretirement benefit liabilities	49,290	27,454	16,170	—	92,914
Noncurrent liability for uncertain tax positions	801	7,212	2,705	—	10,718
Notes payable and other amounts due to consolidated subsidiaries	2,451,784	2,222,580	199,771	(4,874,135)	—
Noncurrent contingent consideration	—	131,563	35,807	—	167,370
Other liabilities	138,431	8,204	57,499		204,134
Total liabilities	5,927,911	3,224,309	888,075	(6,302,282)	3,738,013
Total shareholders' equity	2,539,978	5,137,967	2,561,271	(7,699,238)	2,539,978
Total liabilities and shareholders' equity	$8,467,889	$8,362,276	$3,449,346	$(14,001,520)	$6,277,991

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$37,803	$8,933	$286,822	$—	$333,558
Accounts receivable, net	2,414	57,818	280,980	4,663	345,875
Accounts receivable from consolidated subsidiaries	14,478	1,177,246	343,115	(1,534,839)	—
Inventories, net	—	245,533	176,490	(26,279)	395,744
Prepaid expenses and other current assets	14,874	9,236	19,790	3,982	47,882
Prepaid taxes	—	—	5,748	—	5,748
Total current assets	69,569	1,498,766	1,112,945	(1,552,473)	1,128,807
Property, plant and equipment, net	2,088	213,663	167,248	—	382,999
Goodwill	—	1,246,144	989,448	—	2,235,592
Intangibles assets, net	—	1,355,275	1,028,473	—	2,383,748
Investments in affiliates	5,806,244	1,674,077	19,620	(7,499,941)	—
Deferred tax assets	—	—	6,071	(2,261)	3,810
Notes receivable and other amounts due from consolidated subsidiaries	2,452,101	2,231,832	—	(4,683,933)	—
Other assets	31,173	6,397	8,966	—	46,536
Total assets	$8,361,175	$8,226,154	$3,332,771	$(13,738,608)	$6,181,492
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$36,625	$—	$50,000	$—	$86,625
Accounts payable	4,269	46,992	40,766	—	92,027
Accounts payable to consolidated subsidiaries	1,211,568	261,121	62,150	(1,534,839)	—
Accrued expenses	17,957	31,827	47,069	—	96,853
Current portion of contingent consideration	—	74,224	—	—	74,224
Payroll and benefit-related liabilities	21,145	44,009	42,261	—	107,415
Accrued interest	6,133	—	32	—	6,165
Income taxes payable	4,352	—	7,162	—	11,514
Other current liabilities	1,461	3,775	3,817	—	9,053
Total current liabilities	1,303,510	461,948	253,257	(1,534,839)	483,876
Long-term borrowings	2,162,927	—	—	—	2,162,927
Deferred tax liabilities	88,512	265,426	251,999	(2,261)	603,676
Pension and postretirement benefit liabilities	70,860	32,750	17,800	—	121,410
Noncurrent liability for uncertain tax positions	1,117	8,196	2,983	—	12,296
Notes payable and other amounts due to consolidated subsidiaries	2,155,146	2,320,611	208,176	(4,683,933)	—
Noncurrent contingent consideration	—	186,923	10,989	—	197,912
Other liabilities	148,572	7,850	12,442	—	168,864
Total liabilities	5,930,644	3,283,704	757,646	(6,221,033)	3,750,961
Total shareholders' equity	2,430,531	4,942,450	2,575,125	(7,517,575)	2,430,531
Total liabilities and shareholders' equity	$8,361,175	$8,226,154	$3,332,771	$(13,738,608)	$6,181,492

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(196,727)	$470,972	$319,693	$(158,852)	$435,086
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(1,881)	(40,399)	(38,515)	—	(80,795)
Payments for businesses and intangibles acquired, net of cash acquired	(100)	(35,606)	(85,319)	—	(121,025)
Proceeds from sale of assets	28,239	3,878	—	(28,239)	3,878
Net interest proceeds on swaps designated as net investment hedges	1,548	—	—	—	1,548
Investments in affiliates	—	(5,700)	—	5,700	—
Net cash provided by (used in) investing activities from continuing operations	27,806	(77,827)	(123,834)	(22,539)	(196,394)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	35,000	—	—	—	35,000
Reduction in borrowings	(128,500)	—	—	—	(128,500)
Debt extinguishment, issuance and amendment fees	(188)	—	—	—	(188)
Proceeds from share based compensation plans and the related tax impacts	22,655	—	—	—	22,655
Payments for contingent consideration	—	(73,235)	—	—	(73,235)
Proceeds from issuance of shares	—	—	5,700	(5,700)	—
Dividends	(62,165)	—	—	—	(62,165)
Intercompany transactions	314,386	(322,363)	(20,262)	28,239	—
Intercompany dividends paid	—	(4,723)	(154,129)	158,852	—
Net cash provided by (used in) financing activities from continuing operations	181,188	(400,321)	(168,691)	181,391	(206,433)
Cash flows from discontinued operations:
Net cash provided by operating activities	(547)	—	2,839	—	2,292
Net cash provided by discontinued operations	(547)	—	2,839	—	2,292
Effect of exchange rate changes on cash and cash equivalents	—	—	(10,948)	—	(10,948)
Net increase (decrease) in cash and cash equivalents	11,720	(7,176)	19,059	—	23,603
Cash and cash equivalents at the beginning of the year	37,803	8,933	286,822	—	333,558
Cash and cash equivalents at the end of the year	$49,523	$1,757	$305,881	$—	$357,161

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(50,585)	$223,373	$315,431	$(61,918)	$426,301
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(240)	(34,912)	(35,751)	—	(70,903)
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	(725,554)	(67,206)	—	(1,768,284)
Proceeds from sale of assets	464,982	—	6,332	(464,982)	6,332
Investments in affiliates	—	(5,900)	—	5,900	—
Net cash used in investing activities from continuing operations	(510,782)	(766,366)	(96,625)	(459,082)	(1,832,855)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	2,463,500	—	—	—	2,463,500
Reduction in borrowings	(1,239,576)	—	—	—	(1,239,576)
Debt extinguishment, issuance and amendment fees	(26,664)	—	—	—	(26,664)
Proceeds from share based compensation plans and related tax impacts	5,571	—	—	—	5,571
Payments for contingent consideration	—	(335)	—	—	(335)
Proceeds from issuance of shares	—	—	5,900	(5,900)	—
Dividends	(61,237)	—	—	—	(61,237)
Intercompany transactions	(550,579)	551,230	(465,633)	464,982	—
Intercompany dividends paid	—	—	(61,918)	61,918	—
Net cash provided by (used in) financing activities from continuing operations	591,015	550,895	(521,651)	521,000	1,141,259
Cash flows from discontinued operations:
Net cash used in operating activities	(6,416)	—	—	—	(6,416)
Net cash used in discontinued operations	(6,416)	—	—	—	(6,416)
Effect of exchange rate changes on cash and cash equivalents	—	—	61,480	—	61,480
Net increase (decrease) in cash and cash equivalents	23,232	7,902	(241,365)	—	(210,231)
Cash and cash equivalents at the beginning of the year	14,571	1,031	528,187	—	543,789
Cash and cash equivalents at the end of the year	$37,803	$8,933	$286,822	$—	$333,558

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(85,088)	$169,400	$328,553	$(2,275)	$410,590
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(279)	(24,753)	(28,103)	—	(53,135)
Payments for businesses and intangibles acquired, net of cash acquired	—	(10,305)	(50,572)	46,837	(14,040)
Proceeds from sale of businesses and assets	5,607	49,571	1,860	(46,837)	10,201
Investments in affiliates	—	(5,600)	—	5,600	—
Net cash provided by (used in) investing activities from continuing operations	5,328	8,913	(76,815)	5,600	(56,974)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	665,000	—	6,700	—	671,700
Reduction in borrowings	(714,565)	—	—	—	(714,565)
Debt extinguishment, issuance and amendment fees	(8,958)	—	—	—	(8,958)
Proceeds from share based compensation plans and the related tax impacts	9,068	—	—	—	9,068
Payments to noncontrolling interest shareholders	—	—	(464)	—	(464)
Payments for acquisition of noncontrolling interest	—	—	(9,231)	—	(9,231)
Payments for contingent consideration	—	(7,282)	—	—	(7,282)
Proceeds from issuance of shares	—	—	5,600	(5,600)	—
Dividends	(58,960)	—	—	—	(58,960)
Intercompany transactions	183,244	(170,000)	(13,244)	—	—
Intercompany dividends paid	—	—	(2,275)	2,275	—
Net cash provided by (used in) financing activities from continuing operations	74,829	(177,282)	(12,914)	(3,325)	(118,692)
Cash flows from discontinued operations:
Net cash used in operating activities	(2,110)	—	—	—	(2,110)
Net cash used in discontinued operations	(2,110)	—	—	—	(2,110)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27,391)	—	(27,391)
Net (decrease) increase in cash and cash equivalents	(7,041)	1,031	211,433	—	205,423
Cash and cash equivalents at the beginning of the year	21,612	—	316,754	—	338,366
Cash and cash equivalents at the end of the year	$14,571	$1,031	$528,187	$—	$543,789

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Discontinued Operations
The results of the Company’s discontinued operations for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(Dollars in thousands)
Other (gains) expenses (1)	$(5,643)	$4,534	$922
Income (loss) from discontinued operations before income taxes	5,643	(4,534)	(922)
Tax (expense) benefit on loss from discontinued operations	(1,273)	1,801	1,112
Income (loss) from discontinued operations	$4,370	$(2,733)	$190

(1)	Includes expenses and recoveries associated with divested businesses.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Subsequent events
Segment change
During the first quarter 2019, the chief operating decision maker, or CODM, (the CEO) changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources by focusing on the geographic location of all non-OEM operations. As a result, the Company changed its segment presentation. Specifically, the Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Interventional Urology North America, Respiratory North America and Latin America operating segments were combined into a new Americas segment. The Company now has four segments: Americas, EMEA, Asia and OEM.
2019 Footprint realignment plan
In February 2019, the Company initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the “2019 Footprint realignment plan"). These actions commenced in the first quarter 2019 and are expected to be substantially completed during 2022. The following table provides a summary of the Company’s cost estimates by major type of expense associated with the 2019 Footprint realignment plan:

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$19 million to $23 million
Other costs (1)	$1 million to $2 million
Restructuring charges	$20 million to $25 million
Restructuring related charges (2)	$36 million to $45 million
Total restructuring and restructuring related charges	$56 million to $70 million

(1)	Includes contract termination costs as well as facility closure and other exit costs (employee and equipment relocation costs and outplacement).

(2)
Consists of estimated pre-tax charges related to costs directly related to the plan, primarily costs to transfer manufacturing operations to the new locations as well as accelerated depreciation of $3.0 million to $4.0 million. Most of the charges are expected to be recognized within costs of goods sold.

The Company estimates $53 million to $66 million of the restructuring and restructuring related charges will result in future cash outlays. Additionally, the Company expects that it will incur $29 million to $35 million in aggregate capital expenditures under the plan. The Company expects to incur most of these charges and cash outlays prior to 2021.

As the 2019 Footprint realignment plan progresses, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with GAAP.

QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share)
2018:
Net revenues	$587,230	$609,866	$609,672	$641,615
Gross profit	331,270	344,778	342,573	365,821
Income from continuing operations before interest, loss on extinguishment of debt and taxes	86,843	33,490	82,105	119,266
Income (loss) from continuing operations	54,931	(2,552)	56,540	87,513
Income (loss) from discontinued operations	1,253	56	(16)	3,077
Net income (loss)	56,184	(2,496)	56,524	90,590
Net income (loss) attributable to common shareholders	56,184	(2,496)	56,524	90,590
Earnings per share available to common shareholders — basic(1):
Income (loss) from continuing operations	$1.21	$(0.06)	$1.23	$1.90
Income from discontinued operations	0.03	0.01	—	0.07
Net income (loss)	$1.24	$(0.05)	$1.23	$1.97
Earnings per share available to common shareholders — diluted(1):
Income (loss) from continuing operations	$1.18	$(0.06)	$1.21	$1.87
Income from discontinued operations	0.02	0.01	—	0.06
Net income (loss)	$1.20	$(0.05)	$1.21	$1.93
2017:
Net revenues	$487,881	$528,613	$534,703	$595,106
Gross profit	255,560	290,284	295,227	330,731
Income from continuing operations before interest, loss on extinguishment of debt and taxes	60,819	110,202	110,354	90,904
Income from continuing operations	40,349	78,363	79,398	(42,847)
(Loss) income from discontinued operations	(179)	(360)	(2,383)	189
Net income (loss)	40,170	78,003	77,015	(42,658)
Net income (loss) attributable to common shareholders	40,170	78,003	77,015	(42,658)
Earnings per share available to common shareholders — basic(1):
Income (loss) from continuing operations	$0.90	$1.74	$1.76	$(0.95)
Loss from discontinued operations	(0.01)	(0.01)	(0.05)	—
Net income (loss)	$0.89	$1.73	$1.71	$(0.95)
Earnings per share available to common shareholders — diluted(1):
Income (loss) from continuing operations	$0.87	$1.67	$1.70	$(0.92)
(Loss) income from discontinued operations	(0.01)	—	(0.05)	0.01
Net income (loss)	$0.86	$1.67	$1.65	$(0.91)

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2018	$10,255	$2,521	$(2,601)	$(827)	$9,348
December 31, 2017	$8,636	$1,949	$(596)	$266	$10,255
December 31, 2016	$8,026	$2,156	$(862)	$(684)	$8,636
INVENTORY RESERVE

	Balance at Beginning of Year	Additions Charged to Income	Inventory Write-offs	Translation and Other	Balance at End of Year
December 31, 2018
Raw material	$6,093	$4,028	$(1,899)	$348	$8,570
Work-in-process	3,089	702	(1,097)	60	2,754
Finished goods	26,426	15,295	(17,390)	(781)	23,550
	$35,608	$20,025	$(20,386)	$(373)	$34,874
December 31, 2017
Raw material	$6,555	$1,552	$(2,317)	$303	$6,093
Work-in-process	2,853	306	(127)	57	3,089
Finished goods	26,950	8,662	(10,259)	1,073	26,426
	$36,358	$10,520	$(12,703)	$1,433	$35,608
December 31, 2016
Raw material	$7,577	$1,446	$(1,645)	$(823)	$6,555
Work-in-process	3,139	(76)	(213)	3	2,853
Finished goods	25,800	12,909	(11,150)	(609)	26,950
	$36,516	$14,279	$(13,008)	$(1,429)	$36,358
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2018	$104,799	$43,361	$(2,871)	$(1,318)	$143,971
December 31, 2017	$104,520	$4,657	$(5,745)	$1,367	$104,799
December 31, 2016	$103,475	$2,046	$(725)	$(276)	$104,520