Form 10-Q
period 2019-03-31
TELEFLEX INC
filed 2019-05-02
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share	TFX	New York Stock Exchange

The registrant had 46,154,088 shares of common stock, par value $1.00 per share, outstanding as of April 30, 2019.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars and shares in thousands, except per share)
Net revenues	$613,584	$587,230
Cost of goods sold	268,842	255,960
Gross profit	344,742	331,270
Selling, general and administrative expenses	227,693	215,337
Research and development expenses	27,150	26,027
Restructuring and impairment charges	17,395	3,063
Gain on sale of assets	(2,739)	—
Income from continuing operations before interest and taxes	75,243	86,843
Interest expense	22,692	25,943
Interest income	(339)	(273)
Income from continuing operations before taxes	52,890	61,173
Taxes on income from continuing operations	10,972	6,242
Income from continuing operations	41,918	54,931
Operating income (loss) from discontinued operations	(1,343)	1,235
Benefit on income (loss) from discontinued operations	(322)	(18)
Income (loss) from discontinued operations	(1,021)	1,253
Net income	$40,897	$56,184
Earnings per share:
Basic:
Income from continuing operations	$0.91	$1.21
Income (loss) from discontinued operations	(0.02)	0.03
Net income	$0.89	$1.24
Diluted:
Income from continuing operations	$0.89	$1.18
Income (loss) from discontinued operations	(0.02)	0.02
Net income	$0.87	$1.20
Weighted average common shares outstanding
Basic	46,050	45,329
Diluted	46,942	46,695
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in thousands)
Net income	$40,897	$56,184
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $0 and $(5,872)	(236)	81,188
Pension and other postretirement benefit plans adjustment, net of tax of $(390) and $(234)	1,229	881
Derivatives qualifying as hedges, net of tax of $(1) and $(211)	(597)	621
Other comprehensive income, net of tax:	396	82,690
Comprehensive income	$41,293	$138,874
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$271,212	$357,161
Accounts receivable, net of allowances of $9,225 and $9,348, respectively	375,756	366,286
Inventories, net	445,566	427,778
Prepaid expenses and other current assets	79,595	72,481
Prepaid taxes	10,485	12,463
Total current assets	1,182,614	1,236,169
Property, plant and equipment, net	409,963	432,766
Operating lease assets	112,278	—
Goodwill	2,247,768	2,246,579
Intangible assets, net	2,274,488	2,325,052
Deferred tax assets	2,500	2,446
Other assets	38,458	34,979
Total assets	$6,268,069	$6,277,991
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$86,625	$86,625
Accounts payable	103,532	106,709
Accrued expenses	93,649	97,551
Current portion of contingent consideration	99,686	136,877
Payroll and benefit-related liabilities	76,261	104,670
Accrued interest	23,245	6,031
Income taxes payable	6,641	5,943
Other current liabilities	31,277	38,050
Total current liabilities	520,916	582,456
Long-term borrowings	2,072,939	2,072,200
Deferred tax liabilities	610,606	608,221
Pension and postretirement benefit liabilities	89,287	92,914
Noncurrent liability for uncertain tax positions	10,833	10,718
Noncurrent contingent consideration	80,676	167,370
Noncurrent operating lease liabilities	100,708	—
Other liabilities	212,226	204,134
Total liabilities	3,698,191	3,738,013
Commitments and contingencies
Total shareholders' equity	2,569,878	2,539,978
Total liabilities and shareholders' equity	$6,268,069	$6,277,991
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$40,897	$56,184
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	1,021	(1,253)
Depreciation expense	15,645	14,832
Amortization expense of intangible assets	37,751	37,816
Amortization expense of deferred financing costs and debt discount	1,179	1,178
Gain on sale of assets	(2,739)	—
Changes in contingent consideration	13,057	9,592
Asset impairment	3,030	—
Stock-based compensation	5,781	4,787
Deferred income taxes, net	2,603	(1,472)
Payments for contingent consideration	(25,935)	—
Other	654	(1,272)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(14,102)	(3,402)
Inventories	(19,200)	32
Prepaid expenses and other assets	(11,524)	(3,406)
Accounts payable, accrued expenses and other liabilities	8,856	(27,185)
Income taxes receivable and payable, net	3,192	417
Net cash provided by operating activities from continuing operations	60,166	86,848
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(23,494)	(15,747)
Proceeds from sale of assets	991	—
Payments for businesses and intangibles acquired, net of cash acquired	(1,025)	(3,684)
Net cash used in investing activities from continuing operations	(23,528)	(19,431)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	—	(18,500)
Debt extinguishment, issuance and amendment fees	—	(74)
Net proceeds from share based compensation plans and the related tax impacts	2,242	1,400
Payments for contingent consideration	(110,953)	(91)
Dividends paid	(15,650)	(15,447)
Net cash provided by (used in) financing activities from continuing operations	(124,361)	(32,712)
Cash flows from discontinued operations:
Net cash used in operating activities	3,610	(206)
Net cash used in discontinued operations	3,610	(206)
Effect of exchange rate changes on cash and cash equivalents	(1,836)	10,815
Net (decrease) increase in cash and cash equivalents	(85,949)	45,314
Cash and cash equivalents at the beginning of the period	357,161	333,558
Cash and cash equivalents at the end of the period	$271,212	$378,872

Non cash financing activities of continuing operations:
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$—	$17,872
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2018	47,248	$47,248	$574,761	$2,427,599	$(341,085)	1,232	$(168,545)	$2,539,978
Cumulative effect adjustment resulting from the adoption of new accounting standards				(1,321)				(1,321)
Net income				40,897				40,897
Cash dividends ($0.34 per share)				(15,650)				(15,650)
Other comprehensive income					396			396
Shares issued under compensation plans	75	75	3,094			(40)	2,029	5,198
Deferred compensation			127			(4)	253	380
Balance as of March 31, 2019	47,323	$47,323	$577,982	$2,451,525	$(340,689)	1,188	$(166,263)	$2,569,878

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2017	46,871	$46,871	$591,721	$2,285,886	$(265,091)	1,704	$(228,856)	2,430,531
Cumulative effect adjustment resulting from the adoption of new accounting standards				2,110				2,110
Net income				56,184				56,184
Cash dividends ($0.34 per share)				(15,447)				(15,447)
Other comprehensive (loss) income					82,690			82,690
Settlements of note hedges associated with convertible notes			(17,884)			(132)	17,872	(12)
Shares issued under compensation plans	97	97	992			(43)	3,033	4,122
Deferred compensation						(8)	322	322
Balance as of April 1, 2018	46,968	$46,968	$574,829	$2,328,733	$(182,401)	1,521	$(207,629)	2,560,500

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
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in the Company's annual consolidated financial statements. Therefore, the Company's quarterly condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.
Note 2 — Recently issued accounting standards
In February 2016, the FASB issued guidance that changes the requirements for accounting for leases. Under the new guidance, in connection with a lease as to which an entity is a lessee, the entity generally must recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under previous guidance, operating leases were not recognized on the balance sheet. The Company adopted the new standard on January 1, 2019 using a modified retrospective transition approach, which requires leases existing at, or entered into after, January 1, 2019 to be recognized and measured in the condensed consolidated balance sheet. The Company recognized additional net lease assets and lease liabilities of $105.3 million and $106.6 million, respectively, upon adoption of the guidance. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to the Company's opening balance of retained earnings. Prior period amounts have not been adjusted and continue to reflect the Company's historical accounting.
As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. In addition, the Company has elected to apply certain practical expedients available under the new guidance. As a result, and in connection with the transition to the new guidance, the Company will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company applied the practical expedients described above to its entire lease portfolio at the January 1, 2019 adoption date. Furthermore, as permitted under the new guidance, the Company has made, as a practical expedient, an accounting policy election to not separate lease and non-lease components and instead will account for each separate lease component and the non-lease components associated with that lease component as a single lease component. Additional information and disclosures required by this standard are contained in Note 8.
In February 2018, the FASB issued new guidance to address a narrow-scope financial reporting issue that arose as a consequence of federal tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the TCJA"). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

income (referred to as stranded tax effects) do not reflect the appropriate tax rate. The new guidance, which was effective January 1, 2019, permits reclassification of these amounts from accumulated other comprehensive income to retained earnings thereby eliminating the stranded tax effects. The new guidance also requires certain disclosures about the stranded tax effects. The Company elected not to reclassify stranded tax effects from accumulated other comprehensive income to retained earnings.
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
Note 3 - Net revenues
The Company primarily generates revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when the Company’s products are shipped from the manufacturing or distribution facility. For the Company’s Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and the Company has an enforceable right to payment to the extent that performance has been completed. The Company markets and sells products through its direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 87%, 10% and 3% of consolidated net revenues, respectively, for the three months ended March 31, 2019. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

The following table disaggregates revenue by global product category for the three months ended March 31, 2019 and April 1, 2018.

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in thousands)
Vascular access	$143,897	$144,028
Anesthesia	80,252	84,922
Interventional	103,184	90,142
Surgical	86,719	85,621
Interventional urology	59,731	42,300
OEM	54,238	45,854
Other (1)	85,563	94,363
Net revenues (2)	$613,584	$587,230
(1) Revenues in the "Other" category in the table above include revenues generated from sales of the Company’s respiratory and urology products. For the three months ended March 31, 2019, the Company reclassified its cardiac products from "Other" to "Interventional". The comparative prior year period has been restated to conform to the current period presentation.

(2)
The product categories listed above are presented on a global basis; in contrast, the Company’s reportable segments are defined exclusively based on the geographic location of segment operations (with the exception of the OEM reportable segment, which operates globally). The Company’s geographically based reportable segments include net revenues from each of the non-OEM product categories listed above.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4 — Divestitures
On February 4, 2019, the Company sold substantially all the assets related to its vein catheter reprocessing business for $12.6 million. The Company recognized a $2.7 million pre-tax gain on the sale of assets, which represents the excess of the $9.7 million fair value of consideration received over the carrying value of the assets sold. In connection with the sale, the purchaser of the assets issued a secured promissory note to the Company in the principal amount of $10.5 million. The purchaser's obligations under the notes are secured by a lien on substantially all of the purchaser's assets. The purchaser is obligated to repay the principal amount of the promissory note in annual installments of $2.1 million over the next five years. On the closing date, the fair value of the promissory note was $7.6 million, which the Company calculated by applying a discount rate determined after taking into account the creditworthiness of the purchaser. As of March 31, 2019, the Company recorded $7.8 million as receivables in connection with the promissory note, of which $1.9 million and $5.9 million are included in accounts receivable, net and other assets, respectively, within the condensed consolidated balance sheet.
Note 5 — Restructuring and impairment charges
The following tables provide information regarding restructuring and impairment charges recognized by the Company for the three months ended March 31, 2019 and April 1, 2018:

Three Months Ended March 31, 2019
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$12,975	$—	$12,975
2018 Footprint realignment plan	$437	$574	$1,011
Other restructuring programs (2)	126	253	379
Restructuring charges	$13,538	$827	$14,365
Asset impairment charges	—	3,030	3,030
Restructuring and impairment charges	$13,538	$3,857	$17,395

Three Months Ended April 1, 2018
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2016 Footprint realignment plan (3)	1,955	194	2,149
2014 Footprint realignment plan	116	8	124
Other restructuring programs (4)	585	205	790
Restructuring charges	$2,656	$407	$3,063

(1)	Other costs include facility closure, contract termination and other exit costs.

(2)	Includes the Vascular Solutions integration program (initiated in 2017) as well as the 2016 and 2014 Footprint realignment plans.
(3) The 2016 Footprint realignment plan involved the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of the Company's facilities. The program is substantially complete and the Company expects future restructuring expenses associated with the program, if any, to be immaterial.
(4) Includes the Vascular Solutions integration program and the EMEA restructuring program (both initiated in 2017).

2019 Footprint Realignment Plan
In February 2019, the Company initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the "2019 Footprint realignment plan"). These actions are expected to be substantially completed during 2022. The following table provides a summary of the Company’s cost estimates by major type of expense associated with the 2019 Footprint realignment plan:

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$19 million to $23 million
Other exit costs (1)	$1 million to $2 million
Restructuring charges	$20 million to $25 million
Restructuring related charges (2)	$36 million to $45 million
Total restructuring and restructuring related charges	$56 million to $70 million

(1)	Includes facility closure, employee relocation, equipment relocation and outplacement costs.

(2)
Restructuring related charges represent costs that are directly related to the 2019 Footprint realignment plan and principally constitute costs to transfer manufacturing operations to existing lower-cost locations, project management costs and accelerated depreciation. Most of these charges are expected to be recognized in cost of goods sold.

In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2019 Footprint realignment plan of $0.6 million for the three months ended March 31, 2019 within cost of goods sold.
As of March 31, 2019, the Company has a restructuring reserve of $12.5 million in connection with this plan, all of which relate to termination benefits.
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
In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2018 Footprint realignment plan of $0.6 million for the three months ended March 31, 2019, within cost of goods sold. The majority of these restructuring related charges in both periods constituted costs arising from the transfer of manufacturing operations to new locations.
The Company estimates that is will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2018 Footprint realignment plan of approximately $102 million to $133 million. As of March 31, 2019, the Company has incurred aggregate restructuring charges in connection with the 2018 Footprint realignment plan of $56.0 million. In addition, as of March 31, 2019, the Company has incurred aggregate restructuring related charges of $4.7 million with respect to the 2018 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations to new locations. The restructuring related charges primarily were included in cost of goods sold. As of March 31, 2019, the Company has a restructuring reserve of $47.5 million in connection with this plan, all of which related to termination benefits.
2014 Footprint Realignment Plan
In 2014, the Company initiated a restructuring plan (“the 2014 Footprint realignment plan”) involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and are expected to be substantially completed by the end of 2020.

The Company recorded restructuring related charges with respect to the 2014 Footprint realignment plan of $0.7 million and $0.4 million for the three months ended March 31, 2019, and April 1, 2018, respectively. The majority of these restructuring related charges in both periods constituted costs arising from the transfer of manufacturing operations to new locations.

The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2014 Footprint realignment plan of $47 million to $52 million. As of March 31, 2019, the Company has incurred aggregate restructuring charges of $12.7 million in connection with the 2014 Footprint realignment plan. Additionally, as of March 31, 2019, the Company has incurred aggregate restructuring related charges of $29.8 million in connection with the 2014 Footprint realignment plan, consisting of accelerated depreciation and certain other costs

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

that principally resulted from the transfer of manufacturing operations from the existing locations to new locations. These restructuring related charges primarily were included in cost of goods sold. As of March 31, 2019, the Company has a restructuring reserve of $3.8 million in connection with the plan, all of which related to termination benefits.

As the restructuring programs progress, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with GAAP. For additional information related to the Company's restructuring programs, see Note 5 to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2018.
Note 6 — Inventories, net
Inventories as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Raw materials	$116,257	$111,105
Work-in-process	69,866	62,334
Finished goods	259,443	254,339
Inventories, net	$445,566	$427,778
Note 7 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2019:

	Americas	EMEA		Asia	OEM	Total
	(Dollars in thousands)
December 31, 2018	$1,549,534	$480,615		$211,547	$4,883	$2,246,579
Goodwill related to acquisitions	174	75		476	—	725
Currency translation adjustment	485	(1,460)	—	1,439	—	464
March 31, 2019	$1,550,193	$479,230		$213,462	$4,883	$2,247,768
The Company's gross carrying amount of, and accumulated amortization relating to, intangible assets as of March 31, 2019 and December 31, 2018 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Customer relationships	$1,022,131	$1,030,194	$(333,633)	$(322,972)
In-process research and development	28,137	28,457	—	—
Intellectual property	1,358,049	1,363,516	(341,986)	(322,539)
Distribution rights	23,405	23,465	(18,075)	(17,860)
Trade names	564,045	565,070	(39,904)	(36,379)
Non-compete agreements	22,840	23,004	(10,521)	(8,904)
	$3,018,607	$3,033,706	$(744,119)	$(708,654)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Leases

The Company has operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide the Company with an option, exercisable at the Company's sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides the Company with an option to extend the lease term, the Company takes into account payments to be made in the optional extension period when it is reasonably certain that the Company will exercise the option. Total lease cost (all of which related to operating leases) was $6.1 million for the three months ended March 31, 2019.

Maturities of lease liabilities

March 31, 2019
(Dollars in thousands)
2019	$18,674
2020	24,274
2021	21,931
2022	19,739
2023	16,137
2024 and thereafter	40,682
Total lease payments	141,437
Less: interest	(20,384)
Present value of lease liabilities	121,053

Supplemental information

March 31, 2019
(Dollars in thousands)
Total lease liabilities (1)	$121,053
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$6,900
Right of use assets obtained in exchange for operating lease obligations	$17,519
Weighted average remaining lease term	6.79 years
Weighted average discount rate	4.23%
(1) The current portion of the operating lease liabilities of $20.3 million is included in Other current liabilities.
As of December 31, 2018, minimum lease payments under noncancellable operating leases were expected to be as follows:

December 31, 2018
(Dollars in thousands)
2019	$25,294
2020	23,216
2021	21,419
2022	19,460
2023	17,403
2024 and thereafter	41,368

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 9 — Financial instruments
Foreign currency forward contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage exposure related to foreign currency transactions. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. The Company enters into the non-designated foreign currency forward contracts for periods consistent with its currency translation exposures, which generally approximate one month. For the three months ended March 31, 2019, the Company recognized a loss related to non-designated foreign currency forward contracts of $3.0 million. For the three months ended April 1, 2018, the Company recognized a gain related to non-designated foreign currency forward contracts of $0.6 million.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of March 31, 2019 and December 31, 2018 was $63.4 million and $115.3 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of March 31, 2019 and December 31, 2018 was $132.8 million and $125.9 million, respectively. All open foreign currency forward contracts as of March 31, 2019 have durations of twelve months or less.
Cross-currency interest rate swaps
On March 4, 2019, the Company entered into cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, the Company has notionally exchanged $250 million at an annual interest rate of 4.8750% for €219.2 million at an annual interest rate of 2.4595%. The swap agreements are designed as net investment hedges and expire on March 4, 2024.
On October 4, 2018, the Company entered into cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, the Company has notionally exchanged $500 million at an annual interest rate of 4.625% for €433.9 million at an annual interest rate of 1.942%. The swap agreements are designed as net investment hedges and expire on October 4, 2023.
The swap agreements described above require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of Accumulated other comprehensive income (loss) ("AOCI"). For the three months ended March 31, 2019, the Company recognized foreign exchange gain of $10.6 million in foreign currency translation adjustments within AOCI related to the cross-currency swaps.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Balance Sheet Presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$883	$1,216
Non-designated foreign currency forward contracts	264	106
Cross-currency interest rate swap	23,129	14,728
Prepaid expenses and other current assets	24,276	16,050
Cross-currency interest rate swap	11	—
Other assets	11	—
Total asset derivatives	24,287	16,050
Liability derivatives:
Designated foreign currency forward contracts	1,054	524
Non-designated foreign currency forward contracts	533	264
Other current liabilities	1,587	788
Cross-currency interest rate swap	3,713	7,793
Other liabilities	3,713	7,793
Total liability derivatives	$5,300	$8,581
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
There was no ineffectiveness related to the Company’s cash flow hedges during the three months ended March 31, 2019 and April 1, 2018.
Note 10 — Fair value measurement
For a description of the fair value hierarchy, see Note 11 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Total carrying value at March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$9,690	$9,690	$—	$—
Derivative assets	24,287	—	24,287	—
Derivative liabilities	5,300	—	5,300	—
Contingent consideration liabilities	180,362	—	—	180,362

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$8,671	$8,671	$—	$—
Derivative assets	16,050	—	16,050	—
Derivative liabilities	8,581	—	8,581	—
Contingent consideration liabilities	304,248	—	—	304,248
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the three months ended March 31, 2019.

Valuation Techniques
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under Company benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.
The Company’s financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts and cross-currency interest rate swap agreements. The Company uses foreign currency forward contracts and cross-currency interest rate swap agreements to manage foreign currency transaction exposure as well as exposure to foreign currency denominated monetary assets and liabilities. The Company measures the fair value of the foreign currency forward and cross-currency swap agreements by calculating the amount required to enter into offsetting contracts with similar remaining maturities, based on quoted market prices, and taking into account the creditworthiness of the counterparties.

The Company’s financial liabilities valued based upon Level 3 inputs (inputs that are not observable in the market) are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions, which are discussed immediately below.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range
Milestone-based payment
	Discounted cash flow	Discount rate	4.1% - 5.7%
		Projected year of payment	2019 - 2023
Revenue-based
	Monte Carlo simulation	Revenue volatility	19.7% - 24.7%
		Risk free rate	Cost of debt structure
		Projected year of payment	2020 - 2022

	Discounted cash flow	Discount rate	10.0% - 10.5%
		Projected year of payment	2019 - 2029
The following table provides information regarding changes in the Company's contingent consideration liabilities during the three months ended March 31, 2019:

Contingent consideration
2019
(Dollars in thousands)
Balance - December 31, 2018	$304,248
Payments (1)	(136,888)
Revaluations	13,057
Translation adjustment	(55)
Balance - March 31, 2019	$180,362
(1) Consists mainly of a $106.8 million payment associated with the Company's acquisition of NeoTract, Inc. and resulting from the achievement of a sales goal for the period from January 1, 2018 to December 31, 2018 and $30.0 million of payments associated with the Company's acquisition of Essential Medical, Inc. and resulting from achievement of a regulatory goal.
Note 11 — Shareholders’ equity
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

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Shares in thousands)
Basic	46,050	45,329
Dilutive effect of share-based awards	892	1,044
Dilutive effect of convertible warrants	—	322
Diluted	46,942	46,695
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.1 million and 0.6 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and April 1, 2018:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2018	$807	$(131,380)	$(210,512)	$(341,085)
Other comprehensive income (loss) before reclassifications	(434)	(122)	(236)	(792)
Amounts reclassified from accumulated other comprehensive income	(163)	1,351	—	1,188
Net current-period other comprehensive income (loss)	(597)	1,229	(236)	396
Balance as of March 31, 2019	$210	$(130,151)	$(210,748)	$(340,689)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2017	$340	$(138,808)	$(126,623)	$(265,091)
Other comprehensive (loss) before reclassifications	1,341	(478)	81,188	82,051
Amounts reclassified from accumulated other comprehensive loss	(720)	1,359	—	639
Net current-period other comprehensive income	621	881	81,188	82,690
Balance as of April 1, 2018	$961	$(137,927)	$(45,435)	$(182,401)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(186)	$(833)
Total before tax	(186)	(833)
Taxes (benefit)	23	113
Net of tax	$(163)	$(720)
Losses (gains) on cross-currency swaps (net investment hedge):
Interest expense	$(3,882)	$—
Total before tax	(3,882)	—
Tax expense	929	—
Net of tax	$(2,953)	$—
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	$1,740	$1,746
Prior-service costs	22	24
Total before tax	1,762	1,770
Tax benefit	(411)	(411)
Net of tax	$1,351	$1,359
Total reclassifications, net of tax	$(1,765)	$639
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 12 — Taxes on income from continuing operations

	Three Months Ended
	March 31, 2019	April 1, 2018
Effective income tax rate	20.7%	10.2%
The effective income tax rate for the three months ended March 31, 2019 and April 1, 2018 was 20.7% and 10.2%, respectively. The effective income tax rate for the three months ended March 31, 2019, as compared to the prior year period, reflects the impact of non-deductible termination benefits incurred in connection with the 2019 Footprint realignment plan. In addition, the effective tax rate for the three months ended March 31, 2019 and April 1, 2018 include the benefit of a lower U.S. corporate income tax rate of 21.0% resulting from the enactment of the TCJA, partially offset by tax costs associated with the global intangible low income provisions of the TCJA, which require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's intangible assets, and other TCJA-related changes.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 31, 2019, the Company has recorded $0.9 million and $6.6 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 31, 2019. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of March 31, 2019, the Company has recorded accrued liabilities of $0.4 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of March 31, 2019, the most significant tax examination in process is in Germany. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts the reserves to address developments with respect to its uncertain tax positions, including developments in this tax examination. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
Other: The Company has various purchase commitments for materials, supplies and other items occurring in the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.
Note 14 — Segment information
During the first quarter 2019, the chief operating decision maker, or CODM, (the Company's Chief Executive Officer) changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources by focusing on the geographic location of all non-OEM operations. As a result, the Company changed its segment presentation. Specifically, the Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Interventional Urology North America, Respiratory North America and Latin America operating segments were combined into a new Americas segment. The Company now has four segments: Americas, EMEA, Asia and OEM. All prior comparative periods presented have been restated to reflect these changes.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present the Company’s segment results for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in thousands)
Americas	$344,024	$323,262
EMEA	154,545	159,870
Asia	60,777	58,244
OEM	54,238	45,854
Net revenues	$613,584	$587,230

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in thousands)
Americas	$65,599	$58,890
EMEA	27,023	31,770
Asia	9,979	13,368
OEM	13,321	9,016
Total segment operating profit (1)	115,922	113,044
Unallocated expenses (2)	(40,679)	(26,201)
Income from continuing operations before interest and taxes	$75,243	$86,843

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Condensed consolidating guarantor financial information
The 2024 Notes, 2026 Notes and 2027 Notes (collectively, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The 2024 Notes, 2026 Notes and 2027 Notes are guaranteed by the same Guarantor Subsidiaries. The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three months ended March 31, 2019 and April 1, 2018, condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018 and condensed consolidating statements of cash flows for the three months ended March 31, 2019 and April 1, 2018, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes), on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
The same accounting policies as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 are used by the Parent Company and each of its subsidiaries in connection with the condensed consolidating financial information, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries, which are eliminated upon consolidation.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$415,143	$320,993	$(122,552)	$613,584
Cost of goods sold	—	234,217	147,857	(113,232)	268,842
Gross profit	—	180,926	173,136	(9,320)	344,742
Selling, general and administrative expenses	16,167	131,702	79,466	358	227,693
Research and development expenses	484	20,121	6,545	—	27,150
Restructuring and impairment charges	—	5,973	11,422	—	17,395
Gain on sale of assets	—	—	(2,739)	—	(2,739)
(Loss) income from continuing operations before interest and taxes	(16,651)	23,130	78,442	(9,678)	75,243
Interest, net	4,065	18,597	(309)	—	22,353
(Loss) income from continuing operations before taxes	(20,716)	4,533	78,751	(9,678)	52,890
(Benefit) taxes on (loss) income from continuing operations	(8,872)	6,892	14,387	(1,435)	10,972
Equity in net income of consolidated subsidiaries	53,762	59,631	—	(113,393)	—
Income from continuing operations	41,918	57,272	64,364	(121,636)	41,918
Operating loss from discontinued operations	(1,343)	—	—	—	(1,343)
Tax benefit on loss from discontinued operations	(322)	—	—	—	(322)
Loss from discontinued operations	(1,021)	—	—	—	(1,021)
Net income	40,897	57,272	64,364	(121,636)	40,897
Other comprehensive income	396	(1,501)	(4,994)	6,495	396
Comprehensive income	$41,293	$55,771	$59,370	$(115,141)	$41,293

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$39,022	$622	$231,568	$—	$271,212
Accounts receivable, net	4,286	62,457	304,037	4,976	375,756
Accounts receivable from consolidated subsidiaries	35,052	228,267	388,737	(652,056)	—
Inventories, net	—	274,038	211,781	(40,253)	445,566
Prepaid expenses and other current assets	38,633	10,243	26,606	4,113	79,595
Prepaid taxes	4,631	—	5,854	—	10,485
Total current assets	121,624	575,627	1,168,583	(683,220)	1,182,614
Property, plant and equipment, net	3,167	230,983	175,813	—	409,963
Operating lease assets	14,679	62,027	35,572	—	112,278
Goodwill	—	1,255,350	992,418	—	2,247,768
Intangibles assets, net	85	1,255,965	1,018,438	—	2,274,488
Investments in affiliates	6,043,371	1,771,617	—	(7,814,988)	—
Deferred tax assets	—	—	4,885	(2,385)	2,500
Notes receivable and other amounts due from consolidated subsidiaries	1,976,376	2,722,166	284,413	(4,982,955)	—
Other assets	16,956	11,593	9,909	—	38,458
Total assets	$8,176,258	$7,885,328	$3,690,031	$(13,483,548)	$6,268,069
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$36,625	$—	$50,000	$—	$86,625
Accounts payable	3,446	61,327	38,759	—	103,532
Accounts payable to consolidated subsidiaries	235,100	315,782	101,174	(652,056)	—
Accrued expenses	8,034	34,673	50,942	—	93,649
Current portion of contingent consideration	—	98,622	1,064	—	99,686
Payroll and benefit-related liabilities	14,092	19,557	42,612	—	76,261
Accrued interest	23,200	—	45	—	23,245
Income taxes payable	—	—	8,076	(1,435)	6,641
Other current liabilities	4,414	14,425	12,438	—	31,277
Total current liabilities	324,911	544,386	305,110	(653,491)	520,916
Long-term borrowings	2,072,939	—	—	—	2,072,939
Deferred tax liabilities	90,195	258,470	264,326	(2,385)	610,606
Pension and postretirement benefit liabilities	46,154	27,162	15,971	—	89,287
Noncurrent liability for uncertain tax positions	912	7,267	2,654	—	10,833
Notes payable and other amounts due to consolidated subsidiaries	2,920,820	1,879,068	183,067	(4,982,955)	—
Noncurrent contingent consideration	—	42,717	37,959	—	80,676
Noncurrent operating lease liabilities	12,218	61,390	27,100	—	100,708
Other liabilities	138,231	9,497	64,498	—	212,226
Total liabilities	5,606,380	2,829,957	900,685	(5,638,831)	3,698,191
Total shareholders' equity	2,569,878	5,055,371	2,789,346	(7,844,717)	2,569,878
Total liabilities and shareholders' equity	$8,176,258	$7,885,328	$3,690,031	$(13,483,548)	$6,268,069

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(417)	$57,823	$95,215	$(92,455)	$60,166
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(222)	(17,784)	(5,488)	—	(23,494)
Proceeds from sale of assets and investments	2,362	991	—	(2,362)	991
Payments for businesses and intangibles acquired, net of cash acquired	—	(1,025)	—	—	(1,025)
Net cash provided by (used in) investing activities from continuing operations	2,140	(17,818)	(5,488)	(2,362)	(23,528)
Cash flows from financing activities of continuing operations:
Net proceeds from share based compensation plans and the related tax impacts	2,242	—	—	—	2,242
Payments for contingent consideration	—	(81,977)	(28,976)	—	(110,953)
Dividends paid	(15,650)	—	—	—	(15,650)
Intercompany transactions	(2,426)	40,837	(40,773)	2,362	—
Intercompany dividends paid	—	—	(92,455)	92,455	—
Net cash (used in) provided by financing activities from continuing operations	(15,834)	(41,140)	(162,204)	94,817	(124,361)
Cash flows from discontinued operations:
Net cash provided by operating activities	3,610	—	—	—	3,610
Net cash provided by discontinued operations	3,610	—	—	—	3,610
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,836)	—	(1,836)
Net decrease in cash and cash equivalents	(10,501)	(1,135)	(74,313)	—	(85,949)
Cash and cash equivalents at the beginning of the period	49,523	1,757	305,881	—	357,161
Cash and cash equivalents at the end of the period	$39,022	$622	$231,568	$—	$271,212

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 16 — Subsequent event
On April 5, 2019, the Company amended and restated its existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the "Credit Agreement"), which provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $700.0 million. The Company's obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of the material domestic subsidiaries of the Company. The obligations under the Credit Agreement are secured, subject to certain exceptions and limitations, by a lien on substantially all of the assets owned by the Company and each guarantor. The maturity date of the revolving credit facility and the term loan facility under the Credit Agreement is April 5, 2024.
At the Company’s option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar borrowings and (iii) 1.00% above adjusted LIBOR for a one month interest period on such day, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on the Company’s consolidated total net leverage ratio. Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
The Credit Agreement contains customary representations and warranties and covenants that, in each case, subject to certain exceptions, qualifications and thresholds, (a) place limitations on the Company and its subsidiaries regarding the incurrence of additional indebtedness, additional liens, fundamental changes, dispositions of property, investments and acquisitions, dividends and other restricted payments, transactions with affiliates, restrictive agreements, changes in lines of business and swap agreements, and (b) require the Company and its subsidiaries to comply with sanction laws and other laws and agreements, to deliver financial information and certain other information and give notice of certain events, to maintain their existence and good standing, to pay their other obligations, to permit the administrative agent and the lenders to inspect their books and property, to use the proceeds of the Credit Agreement only for certain permitted purposes and to provide collateral in the future. Subject to certain exceptions, the Company is required to maintain a maximum consolidated total net leverage ratio of 4.50 to 1.00. The Company is further required to maintain a minimum consolidated interest coverage ratio of 3.50 to 1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations of shipments; demand for and market acceptance of new and existing products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring plans and programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues and the impact of the United Kingdom’s pending departure from the European Union, commonly known as "Brexit"; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Overview
Teleflex is a global provider of medical technology products focused on enhancing clinical benefits, improving patient and provider safety and reducing total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies.

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
On February 19, 2019, we initiated a restructuring plan involving the relocation of certain manufacturing operations to an existing lower-cost location and related workforce reductions (the "2019 Footprint realignment plan"). See "Results of Operations - Restructuring and impairment charges" below and Note 5 to the condensed consolidated financial statements included in this report for additional information.
Change in Reportable Segments
During the first quarter 2019, the chief operating decision maker, or CODM, (our Chief Executive Officer) changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources by focusing on the geographic location of all non-OEM (Original Equipment and Development Services) segment operations. As a result, the Company changed its segment presentation. Specifically, the former Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Interventional Urology North America, Respiratory North America and Latin America operating segments were combined into a new Americas segment. The Company now has four segments: Americas, EMEA, Asia and OEM. All prior period comparative information has been restated to reflect the change in segment presentation.
Results of Operations
As used in this discussion, "new products" are products for which commercial sales have commenced within the past 36 months, and “existing products” are products for which commercial sales commenced more than 36 months ago. Discussion of results of operations items that reference the effect of one or more acquired and/or divested businesses or assets (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions and/or divestitures within the first 12 months following the date of the acquisition and/or divestiture. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects the impact on the pricing of our products resulting from the elimination of the distributor, either through acquisition or termination of the distributor, from the sales channel.
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in millions)
Net Revenues	$613.6	$587.2
Net revenues for the three months ended March 31, 2019 increased $26.4 million, or 4.5%, compared to the prior year period. The increase is primarily attributable to a $30.1 million increase in sales volumes of existing products and an increase in new product sales partially offset by unfavorable fluctuations in foreign currency exchange rates of $17.1 million.
Gross profit

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in millions)
Gross profit	$344.7	$331.3
Percentage of sales	56.2%	56.4%
Gross margin for the three months ended March 31, 2019 decreased 20 basis points, or 0.4%, compared to the prior year period, which is primarily attributable to the impact of unfavorable fluctuations in foreign currency exchange rates partially offset by the impact of higher sales mostly due to an increase in sales volumes of existing products.

Selling, general and administrative

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in millions)
Selling, general and administrative	$227.7	$215.3
Percentage of sales	37.1%	36.7%
Selling, general and administrative expenses for the three months ended March 31, 2019 increased $12.4 million compared to the prior year period. The increase is primarily attributable to expenses incurred by our acquired businesses, a $3.5 million increase in contingent consideration expense resulting from a change in the estimated fair value of our contingent consideration liabilities, an increase in selling and marketing expenses, primarily with respect to our interventional urology products, and higher administrative costs. The increases were partially offset by the impact of favorable fluctuations in foreign currency exchange rates.
Research and development

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in millions)
Research and development	$27.2	$26.0
Percentage of sales	4.4%	4.4%
The increase in research and development expenses for the three months ended March 31, 2019 compared to the prior year period is primarily attributable to expenses incurred in connection with our interventional products.
Restructuring and impairment charges
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
We have ongoing restructuring programs related to the consolidation of our manufacturing operations (referred to as our 2019, 2018 and 2014 Footprint realignment plans). We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment (the "OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance; nevertheless, the activities should result in cost savings (we expect only minimal costs to be incurred in connection with the OEM initiative). With respect to our currently ongoing restructuring programs and the OEM initiative, the table below summarizes charges to be incurred and estimated annual pre-tax savings to be realized as follows: (1) with respect to charges (a) the estimated total charges that will be incurred once the restructuring programs and OEM initiative are completed; (b) the charges incurred through December 31, 2018; and (c) the estimated charges to be incurred from January 1, 2019 through the last anticipated completion date of the restructuring programs and OEM initiative and (2) with respect to estimated annual pre-tax savings, (a) the estimated total annual pre-tax savings to be realized once the restructuring programs and OEM initiative are completed; (b) the estimated annual pre-tax savings realized based on the progress of the restructuring programs and OEM initiative through December 31, 2018; and (c) the estimated additional annual pre-tax savings to be realized from January 1, 2019 through the last anticipated completion date of the restructuring programs and the OEM initiative.

Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions, the failure to realize anticipated savings from a supply contract related to a component included in certain kits sold by our Americas segment and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies with respect to increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below reflects changes from amounts previously estimated. In addition, the table below does not include estimated charges and pre-tax savings related to substantially completed programs. The 2017 Vascular Solutions integration program, the 2017 EMEA program, the 2016 Footprint realignment plan and the Other 2016 restructuring programs are excluded from the table below because they were substantially completed as of March 31, 2019. Additional details including estimated charges expected to be incurred in connection with the restructuring programs are described in Note 5 to the condensed consolidated financial statements included in this report.

Pre-tax savings also can be affected by increases or decreases in sales volumes generated by the businesses subject to the consolidation of manufacturing operations; such variations in revenues can increase or decrease pre-tax savings generated by the consolidation of manufacturing operations. For example, an increase in sales volumes generated by the affected businesses, although likely increasing manufacturing costs, may generate additional savings with respect to costs that otherwise would have been incurred if the manufacturing operations were not consolidated.

	Ongoing restructuring programs and other similar cost savings initiatives
	Estimated Total	Actuals through December 31, 2018	Estimated remaining from January 1, 2019 through December 31, 2026
	(Dollars in millions)
Restructuring charges	$95 - $114	$68	$27 - $46
Restructuring related charges (1)	110 - 141	34	76 - 107
Total charges	$205 - $255	$102	$103 - $153

OEM initiative annual pre-tax savings	$6 - $7	$1	$5 - $6
Ongoing restructuring programs annual pre-tax savings (2)	$63 - $73	$21	$42 - $52
Total annual pre-tax savings	$69 - $80	$22	$47 - $58

(1)
Restructuring related charges represent costs that are directly related to the programs and principally constitute costs to transfer manufacturing operations to existing lower-cost locations, project management costs and accelerated depreciation, as well as a charge that is expected to be imposed by a taxing authority as a result of our exit from facilities in the authority's jurisdiction. Most of these charges (other than the tax charge) are expected to be recognized as cost of goods sold.

(2)
Substantially all the pre-tax savings are expected to result in reductions to cost of goods sold. As previously disclosed, during 2016, in connection with our execution of the 2014 Footprint realignment plan, we implemented changes to medication delivery devices included in certain of our kits, which are expected to result in increased product costs (and therefore reduce the annual savings we anticipated at the inception of the program). However, we also expect to achieve improved pricing on these kits that will offset the increased costs, resulting in estimated annual increased revenues of $3 million to $4 million, which is not reflected in the table above. Since 2017, we have realized an aggregate benefit of $2.4 million resulting from this incremental pricing. More recently, during the fourth quarter of 2017, we entered into an agreement with an alternate provider for the development and supply of a component to be included in certain kits sold by our Americas segment. The agreement will result in increased development costs but is expected to reduce the cost of the component supply, once the supply becomes commercially available, as compared to the costs incurred with respect to our current suppliers. Therefore, we anticipate a net savings from the agreement, which is reflected in the table above.

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
We expect to begin realizing plan-related savings in 2021 and expect to achieve annual pre-tax savings of $12 million to $14 million once the plan is fully implemented, which will benefit all of our segments except OEM.
Restructuring and impairment charges incurred

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in millions)
Restructuring and impairment charges	$17.4	$3.1
Restructuring and impairment charges for the three months ended March 31, 2019 primarily related to termination benefits associated with the 2019 Footprint realignment plan.
Interest expense

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Dollars in millions)
Interest expense	$22.7	$25.9
Average interest rate on debt	3.9%	4.2%
The decrease in interest expense for the three months ended March 31, 2019 compared to the respective prior year period was primarily due to a reduction in interest rates as a result of our cross-currency swap agreements.
Taxes on income from continuing operations

	Three Months Ended
	March 31, 2019	April 1, 2018
Effective income tax rate	20.7%	10.2%

The effective income tax rate for the three months ended March 31, 2019 and April 1, 2018 was 20.7% and 10.2%, respectively. The effective income tax rate for the three months ended March 31, 2019, as compared to the prior year period, reflects the impact of non-deductible termination benefits incurred in connection with the 2019 Footprint realignment plan. In addition, the effective tax rate for the three months ended March 31, 2019 and April 1, 2018 include the benefit of a lower U.S. corporate income tax rate of 21.0% resulting from the enactment of federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"), partially offset by tax costs associated with the global intangible low income provisions of the TCJA, which require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's intangible assets, and other TCJA-related changes.

Segment Financial Information

Segment net revenues
	Three Months Ended
	March 31, 2019	April 1, 2018	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$344.0	$323.3	6.4
EMEA	154.6	159.9	(3.3)
Asia	60.8	58.2	4.3
OEM	54.2	45.8	18.3
Segment net revenues	$613.6	$587.2	4.5

Segment operating profit
	Three Months Ended
	March 31, 2019	April 1, 2018	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$65.6	$58.8	11.4
EMEA	27.0	31.8	(14.9)
Asia	10.0	13.4	(25.4)
OEM	13.3	9.0	47.7
Segment operating profit (1)	$115.9	$113.0	2.5

(1)
See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.

Comparison of the three months ended March 31, 2019 and April 1, 2018
Americas
Americas net revenues for the three months ended March 31, 2019 increased $20.7 million, or 6.4% compared to the prior year period. The increase is primarily attributable to a $13.4 million increase in sales volumes of existing products and a $5.8 million increase in new product sales.
Americas operating profit for the three months ended March 31, 2019 increased $6.8 million, or 11.4% compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from higher sales partially offset by an increase in operating expenses including contingent consideration expense.
EMEA
EMEA net revenues for the three months ended March 31, 2019 decreased $5.3 million, or 3.3%, compared to the prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $12.0 million partially offset by an increase in sales volumes of existing products.
EMEA operating profit for the three months ended March 31, 2019 decreased $4.8 million, or 14.9%, compared to the prior year period. The decrease is primarily attributable to higher operating expenses and unfavorable fluctuations in foreign currency exchange rates partially offset by the favorable impact of higher sales.
Asia
Asia net revenues for the three months ended March 31, 2019 increased $2.6 million, or 4.3%, compared to the prior year period. The increase is primarily attributable to a $3.3 million increase in sales volumes of existing products and an increase in new product sales partially offset by unfavorable fluctuations in foreign currency exchange rates of $3.5 million.
Asia operating profit for the three months ended March 31, 2019 decreased $3.4 million, or 25.4%, compared to the prior year period. The decrease was primarily attributable to higher manufacturing costs and higher operating expenses partially offset by the favorable impact of higher sales.

OEM
OEM net revenues for the three months ended March 31, 2019 increased $8.4 million, or 18.3%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products.
OEM operating profit for the three months ended March 31, 2019 increased $4.3 million, or 47.7%, compared to the prior year period primarily reflecting the impact of higher sales.

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
On March 4, 2019, we entered into cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we notionally exchanged $250 million at an annual interest rate of 4.8750% for €219.2 million at an annual interest rate of 2.4595%. The swap agreements, which expire on March 4, 2024, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination date, between the U.S. dollar equivalent of the €219.2 million notional amount and the $250 million notional amount. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with five different counterparties, all of whom are large, well-established financial institutions. Based on the U.S. dollar to euro currency exchange rate in effect on March 4, 2019, and assuming exchange rates remain constant throughout the five year term of the swap agreements, we would realize a reduction in annual cash interest expense of $6.0 million. See Part I, Item 3, “Quantitative and Qualitative Disclosure About Market Risk” in this report for additional information.
To date, we have not experienced significant payment defaults by our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs.
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $60.2 million for the three months ended March 31, 2019 as compared to $86.8 million for the three months ended April 1, 2018. The $26.6 million decrease is primarily attributable to contingent consideration payments of $25.9 million.

Net cash used in investing activities from continuing operations was $23.5 million for the three months ended March 31, 2019, due to capital expenditures of $23.5 million, as well as acquisition payments of $1.0 million principally related to distributor to direct sales conversations. The cash outflows were partially offset by proceeds from the sale of our vein catheter reprocessing business of $1.0 million.

Net cash used in financing activities from continuing operations was $124.4 million for the three months ended March 31, 2019, which included contingent consideration payments of $111.0 million and dividend payments of $15.7 million.

Borrowings

On April 5, 2019, we entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a $1.0 billion revolving credit facility and a $700 million term loan facility, each of which matures on April 5, 2024. The Credit Agreement replaces a previous credit agreement under which we were provided a $1.0 billion credit facility and a $750 million term loan facility, due 2022 (the “prior term loan”). The $700 million term loan facility under the Credit Agreement principally was applied against the remaining $675 million principal balance of the prior term loan.

At our option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar borrowings and (iii) 1.00% above adjusted LIBOR for a one month interest period on such day, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our consolidated total net leverage ratio (generally, Consolidated Total Funded Indebtedness (which is net of “Qualified Cash”), as defined in the Credit Agreement on the date of determination to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the date of determination). Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%. The Credit Agreement is described in more detail in Note 16 to the condensed consolidated financial statements included in this report.

The Credit Agreement contains covenants that, among other things and subject to certain exceptions, place limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness; create additional liens; enter into a merger, consolidation or amalgamation, dispose of certain assets, make certain investments or acquisitions, pay dividends, or make other restricted payments, enter into swap agreements or enter into transactions with our affiliates. Additionally, the Credit Agreement contains financial covenants that, subject to specified exceptions, require us to maintain a consolidated total net leverage ratio of not more than 4.50 to 1.00 and a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.

The indentures governing our 5.25% Senior Notes due 2024 (the “2024 Notes”) and 4.875% Senior Notes due 2026 (the "2026 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock, create liens, merge, consolidate, or dispose of certain assets, pay dividends, make investments or make other restricted payments, or enter into transactions with our affiliates.. The indenture governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions.
As of March 31, 2019, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2024 Notes, the 2026 Notes and the 2027 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
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
In our Annual Report on Form 10-K for the year ended December 31, 2018, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting guidance, including estimated effects, if any, of adoption of the guidance on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cross Currency Swap Agreements

We have entered into cross-currency swap agreements with financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of swap agreements we entered into on October 4, 2018 (the “October 2018 swap agreements”), we notionally exchanged $500.0 million at an annual interest rate of 4.625% for €433.9 million at an annual interest rate of 1.942%. Under the terms of swap agreements we entered into on March 4, 2019 (the “March 2019 swap agreements”), we notionally exchanged $250 million at an annual interest rate of 4.8750% for €219.2 million at an annual interest rate of 2.4595%. The swap agreements, each of which has a term of five years, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchanges through a net settlement.
The interest component of the swap agreements will affect the interest expense recognized within our statement of operations. A 10% increase or decrease from the U.S. dollar to euro currency exchange rate in effect on the respective dates we entered into each group of swap agreements would result in a change to the annual pre-tax net benefit of approximately $13.4 million under the October 2018 swap agreements and approximately $6.0 million under the March 2019 swap agreements.
In this regard, a favorable foreign currency change in the designated investment value of our foreign subsidiaries that use euros as their functional currency generally will be offset by an unfavorable foreign currency change in the swap agreements, and vice versa. A 10% fluctuation in the U.S. dollar to euro currency exchange rate from the respective rates in effect on the respective dates we entered into each group of swap agreements would have an approximately $50 million and $25 million impact on the fair value of the notional amount of the October 2018 swap agreements and March 2019 swap agreements, respectively, and an offsetting $50 million and $25 million impact on the designated net investment value of the foreign subsidiaries. In addition, in the event of a significant decline in the U.S. dollar to euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro currency exchange rate has declined by 10% from the rates in effect at the respective dates we entered into each group of swap agreements, we would be required to pay to the counterparties approximately $50 million under the 2018 swap agreements and $25 million under the March 2019 swap agreements.
The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because with regard to both the October 2018 swap agreements and March 2019 swap agreements, we have entered into separate agreements with several different counterparties, all of whom are large, well-established financial institutions.
Except as set forth above, there have been no material changes to the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
(b) Change in Internal Control over Financial Reporting
On January 1, 2019, we adopted new lease accounting guidance, as described in Note 2 to the condensed consolidated financial statements included in this report. To facilitate our adoption of the new guidance, we have implemented changes to our internal control over financial reporting, including development of processes to gather data regarding our leases and to address the financial reporting requirements prescribed by the new guidance. There were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of March 31, 2019 and December 31, 2018, we have accrued liabilities of approximately $0.4 million and $0.6 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in risk factors for the quarter ended March, 31, 2019.
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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and April 1, 2018; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and April 1, 2018; (iii) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and April 1, 2018; (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

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
Dated: May 2, 2019