Form 10-Q
period 2019-06-30
TELEFLEX INC
filed 2019-08-01
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                    .
Commission file number 1-5353

TELEFLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	23-1147939
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

550 E. Swedesford Rd., Suite 400	Wayne,	PA	19087
(Address of principal executive offices)			(Zip Code)
(610) 225-6800
(Registrant’s telephone number, including area code)
(None)
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	TFX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,232,846 shares of common stock, par value $1.00 per share, outstanding as of July 30, 2019.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars and shares in thousands, except per share)
Net revenues	$652,507	$609,866	$1,266,091	$1,197,096
Cost of goods sold	279,583	265,088	548,425	521,048
Gross profit	372,924	344,778	717,666	676,048
Selling, general and administrative expenses	236,186	229,917	463,879	445,254
Research and development expenses	27,595	26,018	54,745	52,045
Restructuring and impairment charges	1,685	55,353	19,080	58,416
Gain on sale of assets	—	—	(2,739)	—
Income from continuing operations before interest and taxes	107,458	33,490	182,701	120,333
Interest expense	20,758	26,649	43,450	52,592
Interest income	(472)	(183)	(811)	(456)
Income from continuing operations before taxes	87,172	7,024	140,062	68,197
Taxes on income from continuing operations	3,844	9,576	14,816	15,818
Income (loss) from continuing operations	83,328	(2,552)	125,246	52,379
Operating income (loss) from discontinued operations	61	94	(1,282)	1,329
Tax (benefit) on income (loss) from discontinued operations	14	38	(308)	20
Income (loss) from discontinued operations	47	56	(974)	1,309
Net income (loss)	$83,375	$(2,496)	$124,272	$53,688
Earnings per share:
Basic:
Income (loss) from continuing operations	$1.80	$(0.06)	$2.72	$1.15
Income (loss) from discontinued operations	0.01	0.01	(0.02)	0.03
Net income (loss)	$1.81	$(0.05)	$2.70	$1.18
Diluted:
Income (loss) from continuing operations	$1.77	$(0.06)	$2.67	$1.12
Income (loss) from discontinued operations	—	0.01	(0.03)	0.03
Net income (loss)	$1.77	$(0.05)	$2.64	$1.15
Weighted average common shares outstanding
Basic	46,172	45,581	46,111	45,455
Diluted	47,036	45,581	46,989	46,771
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in thousands)
Net income (loss)	$83,375	$(2,496)	$124,272	$53,688
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $0, $9,378, $0, and $3,505, for the three and six months periods, respectively	12,568	(125,705)	12,332	(44,517)
Pension and other postretirement benefit plans adjustment, net of tax of $(446), $(656), $(836), and $(890) for the three and six months periods, respectively	1,459	2,015	2,688	2,896
Derivatives qualifying as hedges, net of tax of $83, $100, $82, and $(111) for the three and six months periods, respectively	755	(329)	158	292
Other comprehensive income (loss), net of tax:	14,782	(124,019)	15,178	(41,329)
Comprehensive income (loss)	$98,157	$(126,515)	$139,450	$12,359
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$303,896	$357,161
Accounts receivable, net	382,142	366,286
Inventories, net	461,320	427,778
Prepaid expenses and other current assets	78,477	72,481
Prepaid taxes	19,306	12,463
Total current assets	1,245,141	1,236,169
Property, plant and equipment, net	425,475	432,766
Operating lease assets	107,543	—
Goodwill	2,250,219	2,246,579
Intangible assets, net	2,242,267	2,325,052
Deferred tax assets	3,056	2,446
Other assets	40,709	34,979
Total assets	$6,314,410	$6,277,991
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$50,000	$86,625
Accounts payable	108,059	106,709
Accrued expenses	87,698	97,551
Current portion of contingent consideration	119,706	136,877
Payroll and benefit-related liabilities	88,888	104,670
Accrued interest	6,009	6,031
Income taxes payable	4,448	5,943
Other current liabilities	29,084	38,050
Total current liabilities	493,892	582,456
Long-term borrowings	2,081,372	2,072,200
Deferred tax liabilities	604,856	608,221
Pension and postretirement benefit liabilities	86,149	92,914
Noncurrent liability for uncertain tax positions	11,029	10,718
Noncurrent contingent consideration	71,965	167,370
Noncurrent operating lease liabilities	96,502	—
Other liabilities	203,801	204,134
Total liabilities	3,649,566	3,738,013
Commitments and contingencies
Total shareholders' equity	2,664,844	2,539,978
Total liabilities and shareholders' equity	$6,314,410	$6,277,991
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$124,272	$53,688
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	974	(1,309)
Depreciation expense	31,966	29,527
Amortization expense of intangible assets	75,285	75,008
Amortization expense of deferred financing costs and debt discount	2,249	2,368
Gain on sale of assets	(2,739)	—
Changes in contingent consideration	25,456	34,618
Impairment of long-lived assets	6,911	1,865
Stock-based compensation	12,700	10,737
Deferred income taxes, net	(5,495)	4,821
Payments for contingent consideration	(26,092)	—
Other	(4,527)	(3,669)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(19,747)	(15,886)
Inventories	(33,970)	(15,017)
Prepaid expenses and other assets	(6,381)	(3,611)
Accounts payable, accrued expenses and other liabilities	(6,231)	38,112
Income taxes receivable and payable, net	(17,347)	(29,668)
Net cash provided by operating activities from continuing operations	157,284	181,584
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(56,107)	(38,004)
Proceeds from sale of assets	1,178	—
Payments for businesses and intangibles acquired, net of cash acquired	(1,025)	(22,450)
Net interest proceeds on swaps designated as net investment hedges	8,330	—
Net cash used in investing activities from continuing operations	(47,624)	(60,454)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	25,000	—
Reduction in borrowings	(52,500)	(18,500)
Debt extinguishment, issuance and amendment fees	(4,703)	(188)
Net proceeds from share based compensation plans and the related tax impacts	7,829	9,800
Payments for contingent consideration	(111,928)	(62,574)
Dividends paid	(31,347)	(30,938)
Net cash used in financing activities from continuing operations	(167,649)	(102,400)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	2,799	(464)
Net cash provided by (used in) discontinued operations	2,799	(464)
Effect of exchange rate changes on cash and cash equivalents	1,925	(5,520)
Net (decrease) increase in cash and cash equivalents	(53,265)	12,746
Cash and cash equivalents at the beginning of the period	357,161	333,558
Cash and cash equivalents at the end of the period	$303,896	$346,304

Non cash investing activities of continuing operations:
Property, plant and equipment additions due to build-to-suit lease transaction	$—	$28,147

Non cash financing activities of continuing operations:
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$—	$36,877
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2018	47,248	$47,248	$574,761	$2,427,599	$(341,085)	1,232	$(168,545)	$2,539,978
Cumulative effect adjustment resulting from the adoption of new accounting standards				(1,321)				(1,321)
Net income				40,897				40,897
Cash dividends ($0.34 per share)				(15,650)				(15,650)
Other comprehensive income					396			396
Shares issued under compensation plans	75	75	3,094			(40)	2,029	5,198
Deferred compensation			127			(4)	253	380
Balance at March 31, 2019	47,323	47,323	577,982	2,451,525	(340,689)	1,188	(166,263)	2,569,878
Net income				83,375				83,375
Cash dividends ($0.34 per share)				(15,697)				(15,697)
Other comprehensive income					14,782			14,782
Shares issued under compensation plans	77	77	12,252			(2)	177	12,506
Balance as of June 30, 2019	47,400	$47,400	$590,234	$2,519,203	$(325,907)	1,186	$(166,086)	$2,664,844

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2017	46,871	$46,871	$591,721	$2,285,886	$(265,091)	1,704	$(228,856)	$2,430,531
Cumulative effect adjustment resulting from the adoption of new accounting standards				3,076				3,076
Net income				56,184				56,184
Cash dividends ($0.34 per share)				(15,447)				(15,447)
Other comprehensive income					82,690			82,690
Settlements of warrants			(17,884)			(132)	17,872	(12)
Shares issued under compensation plans	97	97	992			(43)	3,033	4,122
Deferred compensation						(8)	322	322
Balance at April 1, 2018	46,968	46,968	574,829	2,329,699	(182,401)	1,521	(207,629)	2,561,466
Net income				(2,496)				(2,496)
Cash dividends ($0.34 per share)				(15,491)				(15,491)
Other comprehensive income					(124,019)			(124,019)
Settlements of warrants			(19,019)			(140)	19,005	(14)
Shares issued under compensation plans	114	114	13,992			(2)	194	14,300
Deferred compensation			235					235
Balance as of July 1, 2018	47,082	$47,082	$570,037	$2,311,712	$(306,420)	1,379	$(188,430)	$2,433,981

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
In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("GAAP") and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X, which sets forth the instructions for the form and content of presentation of financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.
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
As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. In addition, the Company has elected to apply certain practical expedients available under the new guidance. As a result, and in connection with the transition to the new guidance, the Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company applied the practical expedients described above to its entire lease portfolio at the January 1, 2019 adoption date. Furthermore, as permitted under the new guidance, the Company has made, as a practical expedient, an accounting policy election to not separate lease and non-lease components and instead will account for each separate lease component and the non-lease components associated with that lease component as a single lease component. Additional information and disclosures required by this standard are contained in Note 8.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
In June 2016, the FASB issued new guidance that changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under current guidance, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in determining incurred loss. The new guidance requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable forecasts. The main objective of the new guidance is to provide financial statement users with more useful information in making decisions about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The new guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the annual period in which the adoption is effective. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements and related disclosures, but it is not expected to have a material effect on the consolidated financial statements.
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
Note 3 - Net revenues
The Company primarily generates revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when the Company’s products are shipped from the manufacturing or distribution facility. For the Company’s Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and the Company has an enforceable right to payment to the extent that performance has been completed. The Company markets and sells products through its direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 88%, 10% and 2% of consolidated net revenues, respectively, for the six months ended June 30, 2019. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and six months ended June 30, 2019 and July 1, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in thousands)
Vascular access	$153,647	$140,149	$297,544	$284,177
Anesthesia	85,723	89,311	165,975	174,233
Interventional	104,785	98,189	207,969	188,331
Surgical	95,570	90,517	182,289	176,138
Interventional urology	67,952	47,674	127,683	89,974
OEM	56,428	52,594	110,666	98,448
Other (1)	88,402	91,432	173,965	185,795
Net revenues (2)	$652,507	$609,866	$1,266,091	$1,197,096
(1) Revenues in the "Other" category in the table above include revenues generated from sales of the Company’s respiratory and urology products (other than interventional urology products). For the three and six months ended June 30, 2019, the Company reclassified its cardiac products from "Other" to "Interventional". The comparative prior year period has been restated to conform to the current period presentation.

(2)
The product categories listed above are presented on a global basis; in contrast, each of the Company’s reportable segments other than the OEM reportable segment are defined exclusively based on the geographic location of its operations; the OEM reportable segment operates globally. Each of the Company’s geographically based reportable segments include net revenues from each of the non-OEM product categories listed above.

Note 4 — Divestitures
On February 4, 2019, the Company sold substantially all of the assets related to its vein catheter reprocessing business for $12.6 million. The Company recognized a $2.7 million pre-tax gain on the sale of assets, which represents the excess of the $9.7 million fair value of consideration received over the carrying value of the assets sold. In connection with the sale, the purchaser of the assets issued a secured promissory note to the Company in the principal amount of $10.5 million. The purchaser's obligations under the notes are secured by a lien on substantially all of the purchaser's assets. The purchaser is obligated to repay the principal amount of the promissory note in annual installments of $2.1 million through the fifth anniversary of the date of sale. On the date of sale, the fair value of the promissory note was $7.6 million, which the Company calculated by applying a discount rate determined after taking into account the creditworthiness of the purchaser. As of June 30, 2019, the Company had $8.0 million in receivables related to the promissory note, of which $2.0 million and $6.0 million are included in accounts receivable, net and other assets, respectively, within the condensed consolidated balance sheet.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 — Restructuring and impairment charges (credits)
The following tables provide information regarding restructuring and impairment charges recognized by the Company for the three and six months ended June 30, 2019 and July 1, 2018:

Three Months Ended June 30, 2019
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$(459)	$30	$(429)
2018 Footprint realignment plan	(2,275)	134	$(2,141)
Other restructuring programs (2)	62	312	374
Restructuring charges (credits)	(2,672)	476	(2,196)
Asset impairment charges	—	3,881	3,881
Restructuring and impairment charges (credits)	$(2,672)	$4,357	$1,685

Three Months Ended July 1, 2018
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$52,345	$129	$52,474
Other restructuring programs (4)	574	440	1,014
Restructuring charges	52,919	569	53,488
Asset impairment charges	—	1,865	1,865
Restructuring and impairment charges	$52,919	$2,434	$55,353

Six Months Ended June 30, 2019
	Termination Benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$12,516	$30	$12,546
2018 Footprint realignment plan	(1,838)	708	(1,130)
Other restructuring programs (2)	188	565	753
Restructuring charges	10,866	1,303	12,169
Asset impairment charges	—	6,911	6,911
Restructuring and impairment charges	$10,866	$8,214	$19,080

Six Months Ended July 1, 2018
	Termination Benefits	Other costs (1)	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$52,345	$129	$52,474
2016 Footprint realignment plan (3)	2,199	291	2,490
Other restructuring programs (4)	1,032	555	1,587
Restructuring charges	55,576	975	56,551
Asset impairment charges	—	1,865	1,865
Restructuring and impairment charges	$55,576	$2,840	$58,416

(1)	Other restructuring costs include facility closure, contract termination and other exit costs.

(2)	Includes the Vascular Solutions integration program (initiated in 2017) as well as the 2016 and 2014 Footprint realignment plans.
(3) The 2016 Footprint realignment plan involved the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of the Company's facilities. The program is substantially complete and the Company expects future restructuring expenses associated with the program, if any, to be immaterial.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4) Includes the 2014 Footprint realignment plan, the Vascular Solutions integration program and the EMEA restructuring program (initiated in 2017).

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

(2)
Restructuring related charges represent costs that are directly related to the 2019 Footprint realignment plan and principally constitute costs to transfer manufacturing operations to existing lower-cost locations, project management costs and accelerated depreciation. Most of these charges are expected to be recognized within cost of goods sold.

In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2019 Footprint realignment plan of $1.0 million and $1.7 million for the three and six months ended June 30, 2019 within cost of goods sold.
As of June 30, 2019, the Company has a restructuring reserve of $11.8 million in connection with this plan, all of which relate to termination benefits.
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
In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2018 Footprint realignment plan of $0.7 million and $1.3 million for the three and six months ended June 30, 2019 and July 1, 2018, respectively and $1.0 million for each of the three and six months ended July 1, 2018. The restructuring related charges were included within cost of goods sold. The majority of the restructuring related charges in both periods constituted costs arising from the transfer of manufacturing operations to new locations.
The Company estimates that is will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2018 Footprint realignment plan of approximately $102 million to $133 million. As of June 30, 2019, the Company has incurred aggregate restructuring charges in connection with the 2018 Footprint realignment plan of $53.9 million. In addition, as of June 30, 2019, the Company has incurred aggregate restructuring related charges of $5.4 million with respect to the 2018 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations to new locations. The restructuring related charges primarily were included in cost of goods sold. As of June 30, 2019, the Company has a restructuring reserve of $45.0 million in connection with this plan, all of which related to termination benefits.
2014 Footprint Realignment Plan
In 2014, the Company initiated a restructuring plan (“the 2014 Footprint realignment plan”) involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and are expected to be substantially completed by the end of 2020.

The Company recorded restructuring related charges with respect to the 2014 Footprint realignment plan of $0.7 million and $1.3 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.0 million for the three and six months ended July 1, 2018, respectively. The majority of these restructuring related charges in both periods constituted costs arising from the transfer of manufacturing operations to new locations.

The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2014 Footprint realignment plan of $47 million to $52 million. As of June 30, 2019, the Company has incurred aggregate restructuring charges of $12.8 million in connection with the 2014 Footprint realignment plan. Additionally, as of June 30, 2019, the Company has incurred aggregate restructuring related charges of $30.5 million in connection with the 2014 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations from the existing locations to new locations. These restructuring related charges primarily were included in cost of goods sold. As of June 30, 2019, the Company has a restructuring reserve of $3.8 million in connection with the plan, all of which related to termination benefits.

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
Note 6 — Inventories, net
Inventories as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Raw materials	$131,252	$111,105
Work-in-process	63,465	62,334
Finished goods	266,603	254,339
Inventories, net	$461,320	$427,778

Note 7 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2019:

	Americas	EMEA	Asia	OEM	Total
	(Dollars in thousands)
December 31, 2018	$1,549,534	$480,615	$211,547	$4,883	$2,246,579
Goodwill related to acquisitions	174	75	476	—	725
Currency translation adjustment	1,221	196	1,498	—	2,915
June 30, 2019	$1,550,929	$480,886	$213,521	$4,883	$2,250,219

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company's gross carrying amount of, and accumulated amortization relating to, intangible assets as of June 30, 2019 and December 31, 2018 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Customer relationships	$1,025,516	$1,030,194	$(345,715)	$(322,972)
In-process research and development	28,404	28,457	—	—
Intellectual property	1,359,876	1,363,516	(363,396)	(322,539)
Distribution rights	23,455	23,465	(18,397)	(17,860)
Trade names	565,434	565,070	(43,644)	(36,379)
Non-compete agreements	22,981	23,004	(12,247)	(8,904)
	$3,025,666	$3,033,706	$(783,399)	$(708,654)

Note 8 — Leases
The Company has operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide the Company with an option, exercisable at the Company's sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides the Company with an option to extend the lease term, the Company takes into account payments to be made in the optional extension period when it is reasonably certain that the Company will exercise the option. Total lease cost (all of which related to operating leases) was $6.6 million and $12.7 million for the three and six months ended June 30, 2019, respectively.

Maturities of lease liabilities

June 30, 2019
(Dollars in thousands)
2019	$14,045
2020	23,992
2021	21,602
2022	19,924
2023	16,363
2024 and thereafter	42,060
Total lease payments	137,986
Less: interest	(21,334)
Present value of lease liabilities	$116,652

Supplemental information as of and for the six months ended June 30, 2019 (dollars in thousands)

Total lease liabilities (1)	$116,652
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$12,636
Right of use assets obtained in exchange for operating lease obligations	$19,728
Weighted average remaining lease term	6.8 years
Weighted average discount rate	4.4%
(1) The current portion of the operating lease liabilities of $20.1 million is included in Other current liabilities.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of December 31, 2018, minimum lease payments under noncancellable operating leases were expected to be as follows:

December 31, 2018
(Dollars in thousands)
2019	$25,294
2020	23,216
2021	21,419
2022	19,460
2023	17,403
2024 and thereafter	41,368

Note 9 — Borrowings
The Company's borrowings at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 3.90% at June 30, 2019, due 2024	$276,000	$293,000
Term loan facility, at a rate of 3.90% at June 30, 2019, due 2024	673,000	683,500
5.25% Senior Notes due 2024	250,000	250,000
4.875% Senior Notes due 2026	400,000	400,000
4.625% Senior Notes due 2027	500,000	500,000
Securitization program, at a rate of 3.15% at June 30, 2019	50,000	50,000
	2,149,000	2,176,500
Less: Unamortized debt issuance costs	(17,628)	(17,675)
	2,131,372	2,158,825
Current borrowings	(50,000)	(86,625)
Long-term borrowings	$2,081,372	$2,072,200

Credit Agreement
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
At the Company’s option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which generally is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar borrowings and (iii) 1.00% above adjusted LIBOR for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on the Company’s consolidated total net leverage ratio. Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The Company capitalized $3.9 million related to transactions fees, including underwrites' discounts and commissions incurred in connection with the Credit Agreement.
Note 10 — Financial instruments
Foreign currency forward contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage exposure related to foreign currency transactions. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. The Company enters into the non-designated foreign currency forward contracts for periods consistent with its currency translation exposures, which generally approximate one month. For the three and six months ended June 30, 2019, the Company recognized a gain of $1.5 million and a loss of $1.6 million, respectively, related to non-designated foreign currency forward contracts. For the three and six months ended July 1, 2018, the Company recognized a loss related to non-designated foreign currency forward contracts of $1.4 million and $0.7 million, respectively.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of June 30, 2019 and December 31, 2018 was $118.1 million and $115.3 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of June 30, 2019 and December 31, 2018 was $147.5 million and $125.9 million, respectively. All open foreign currency forward contracts as of June 30, 2019 have durations of twelve months or less.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). For the three and six months ended June 30, 2019, the Company recognized foreign exchange loss of $0.7 million and gain of $9.8 million, respectively, within AOCI related to the cross-currency swaps.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$1,344	$1,216
Non-designated foreign currency forward contracts	159	106
Cross-currency interest rate swap	21,156	14,728
Prepaid expenses and other current assets	22,659	16,050
Total asset derivatives	$22,659	$16,050
Liability derivatives:
Designated foreign currency forward contracts	$992	$524
Non-designated foreign currency forward contracts	131	264
Other current liabilities	1,123	788
Cross-currency interest rate swap	6,152	7,793
Other liabilities	6,152	7,793
Total liability derivatives	$7,275	$8,581

See Note 12 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
There was no ineffectiveness related to the Company’s cash flow hedges during the three and six months ended June 30, 2019 and July 1, 2018.
Trade receivables
The allowance for doubtful accounts as of June 30, 2019 and December 31, 2018 was $9.9 million and $9.3 million, respectively. The current portion of the allowance for doubtful accounts, which was $5.2 million and $4.4 million as of June 30, 2019 and December 31, 2018, respectively, was recognized as a reduction of accounts receivable, net.
Note 11 — Fair value measurement
For a description of the fair value hierarchy, see Note 11 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Total carrying value at June 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$10,034	$10,034	$—	$—
Derivative assets	22,659	—	22,659	—
Derivative liabilities	7,275	—	7,275	—
Contingent consideration liabilities	191,671	—	—	191,671

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$8,671	$8,671	$—	$—
Derivative assets	16,050	—	16,050	—
Derivative liabilities	8,581	—	8,581	—
Contingent consideration liabilities	304,248	—	—	304,248

There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the six months ended June 30, 2019.

Valuation Techniques
The Company’s financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under Company benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.
The Company’s financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts and cross-currency interest rate swap agreements. The Company uses foreign currency forward contracts and cross-currency interest rate swap agreements to manage foreign currency transaction exposure, exposure to foreign currency denominated monetary assets and liabilities and exposure to the effect of variability in the U.S. dollar to euro exchange rate. The Company measures the fair value of the foreign currency forward and cross-currency swap agreements by calculating the amount required to enter into offsetting contracts with similar remaining maturities, based on quoted market prices, and taking into account the creditworthiness of the counterparties.

The Company’s financial liabilities valued based upon Level 3 inputs (inputs that are not observable in the market) are comprised of contingent consideration arrangements pertaining to the Company’s acquisitions, which are discussed immediately below.
Contingent consideration
Contingent consideration liabilities, which primarily consist of payment obligations that are contingent upon the achievement of revenue-based goals, are remeasured to fair value each reporting period using assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates.
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range
Milestone-based payments
	Discounted cash flow	Discount rate	3.7% - 4.3%
		Projected year of payment	2019 - 2023
Revenue-based payments
	Monte Carlo simulation	Revenue volatility	19.0% - 24.3%
		Risk free rate	Cost of debt structure
		Projected year of payment	2020 - 2022

	Discounted cash flow	Discount rate	10.0%
		Projected year of payment	2019 - 2029

The following table provides information regarding changes in the Company's contingent consideration liabilities during the six months ended June 30, 2019:

Contingent consideration
2019
(Dollars in thousands)
Balance - December 31, 2018	$304,248
Payments (1)	(138,020)
Revaluations	25,456
Translation adjustment	(13)
Balance - June 30, 2019	$191,671

(1) Consists mainly of a $106.8 million payment associated with the Company's acquisition of NeoTract, Inc. and resulting from the achievement of a sales goal for the period from January 1, 2018 to December 31, 2018 and $30.0 million of payments associated with the Company's acquisition of Essential Medical, Inc. and resulting from achievement of a regulatory goal.
Note 12 — Shareholders’ equity
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

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Shares in thousands)
Basic	46,172	45,581	46,111	45,455
Dilutive effect of share-based awards	864	—	878	1,052
Dilutive effect of convertible warrants	—	—	—	264
Diluted	47,036	45,581	46,989	46,771

The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.2 million for the three and six months ended June 30, 2019 and 2.0 million (inclusive of 1.2 million potentially dilutive shares that were excluded because of the net loss for the three months ended July 1, 2018) and 0.7 million for the three and six months ended July 1, 2018, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2019 and July 1, 2018:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2018	$807	$(131,380)	$(210,512)	$(341,085)
Other comprehensive income (loss) before reclassifications	429	(13)	12,332	12,748
Amounts reclassified from accumulated other comprehensive income	(271)	2,701	—	2,430
Net current-period other comprehensive income (loss)	158	2,688	12,332	15,178
Balance as of June 30, 2019	$965	$(128,692)	$(198,180)	$(325,907)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2017	$340	$(138,808)	$(126,623)	$(265,091)
Other comprehensive (loss) before reclassifications	1,103	188	(44,517)	(43,226)
Amounts reclassified from accumulated other comprehensive loss	(811)	2,708	—	1,897
Net current-period other comprehensive income	292	2,896	(44,517)	(41,329)
Balance as of July 1, 2018	$632	$(135,912)	$(171,140)	$(306,420)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(179)	$(118)	$(365)	$(951)
Total before tax	(179)	(118)	(365)	(951)
Taxes (benefit)	71	27	94	140
Net of tax	(108)	(91)	(271)	(811)
Losses (gains) on cross-currency swaps (net investment hedge):
Interest expense	(4,917)	$—	(8,799)	$—
Total before tax	(4,917)	—	(8,799)	—
Tax expense	1,111	—	2,040	—
Net of tax	(3,806)	$—	(6,759)	$—
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	1,738	1,734	3,478	3,480
Prior-service costs	22	23	44	47
Total before tax	1,760	1,757	3,522	3,527
Tax benefit	(410)	(408)	(821)	(819)
Net of tax	1,350	1,349	2,701	2,708
Total reclassifications, net of tax	$(2,564)	$1,258	$(4,329)	$1,897
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 13 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Effective income tax rate	4.4%	136.3%	10.6%	23.2%

The effective income tax rate for the three and six months ended June 30, 2019 was 4.4% and 10.6%, respectively and 136.3% and 23.2% for the three and six months ended July 1, 2018, respectively. The effective income tax rates for the three and six months ended June 30, 2019 reflect a net tax benefit related to share-based compensation, partially offset, with respect to the six months ended June 30, 2019, by the effect of non-deductible costs related to the 2019 Footprint realignment plan, as described in Note 5. The effective tax rates for the three and six months ended July 1, 2018, reflect non-deductible costs related to the 2018 Footprint realignment plan, as described in Note 5, and a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability.
Effective July 3, 2019, the Company merged two of its non-U.S. subsidiaries. The Company is currently evaluating the tax impact of this merger, but it is likely to result in a reduction of approximately $130 million to deferred tax liabilities within 12 months of the effective date of the merger.
Note 14 — Commitments and contingent liabilities
Environmental: The Company is subject to contingencies as a result of environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of prior disposal

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

practices or releases of chemical or petroleum substances by the Company or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U.S. Resource Conservation and Recovery Act and similar state laws. These laws require the Company to undertake certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 30, 2019, the Company has recorded $0.9 million and $6.4 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 30, 2019. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of June 30, 2019, the Company has recorded accrued liabilities of $0.2 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of June 30, 2019, the most significant tax examination in process is in Germany. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts the reserves to address developments with respect to its uncertain tax positions, including developments in this tax examination. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.
Other: The Company has various purchase commitments for materials, supplies and other items occurring in the ordinary conduct of its business. On average, such commitments are not at prices in excess of current market prices.
Note 15 — Segment information
During the first quarter 2019, the chief operating decision maker, or CODM, (the Company's Chief Executive Officer) changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources by focusing on the geographic location of all non-OEM operations. As a result, the Company changed its segment presentation. Specifically, the Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Interventional Urology North America, Respiratory North America and Latin America operating segments were combined into a new Americas segment. The Company now has four segments: Americas, EMEA (Europe, Middle East and Africa), Asia and OEM. All prior comparative periods presented have been restated to reflect these changes.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present the Company’s segment results for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in thousands)
Americas	$373,804	$331,444	$717,828	$654,706
EMEA	147,047	153,415	301,592	313,285
Asia	75,228	72,413	136,005	130,657
OEM	56,428	52,594	110,666	98,448
Net revenues	$652,507	$609,866	$1,266,091	$1,197,096

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in thousands)
Americas	$82,509	$47,315	$148,108	$106,205
EMEA	20,827	26,535	47,850	58,305
Asia	19,260	20,746	29,239	34,114
OEM	13,884	13,552	27,205	22,568
Total segment operating profit (1)	136,480	108,148	252,402	221,192
Unallocated expenses (2)	(29,022)	(74,658)	(69,701)	(100,859)
Income from continuing operations before interest and taxes	$107,458	$33,490	$182,701	$120,333

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 16 — Condensed consolidating guarantor financial information
The Company’s $250 million principal amount of 5.25% Senior Notes due 2024 (the “2024 Notes”), $400 million principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”) and $500 million principal amount of 4.625% Senior Notes due 2027 (the “2027 Notes," and collectively with the 2024 Notes and the 2026 Notes, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes are guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The 2024 Notes, 2026 Notes and 2027 Notes are guaranteed by the same Guarantor Subsidiaries. The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2019 and July 1, 2018, condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018 and condensed consolidating statements of cash flows for the six months ended June 30, 2019 and July 1, 2018, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes), on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
In connection with the Company's entry into the Credit Agreement on April 5, 2019 (as described in Note 9), a subsidiary of the Company (the "Released Subsidiary") that was a guarantor of Parent Company’s obligations under the previously outstanding credit agreement and under the Senior Notes was removed as a guarantor of Parent Company’s obligations under the Credit Agreement.  Under the indentures governing the Senior Notes, the removal of the Released Subsidiary as a guarantor under the Credit Agreement automatically resulted in the release of the Released Subsidiary from its guarantees of the Senior Notes.  Therefore, as of the date of the Credit Agreement, the Released Subsidiary is no longer a Guarantor Subsidiary. The condensed consolidating statements of income and comprehensive income for the three and six months ended July 1, 2018, the condensed consolidating balance sheet as of December 31, 2018 and the condensed consolidating statement of cash flows for the six months ended July 1, 2018 have been restated to exclude the Released Subsidiary from the information relating to the Guarantor Subsidiaries and to include the Released Subsidiary in the information relating to Non-Guarantor Subsidiaries.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$439,489	$327,596	$(114,578)	$652,507
Cost of goods sold	—	244,956	151,423	(116,796)	279,583
Gross profit	—	194,533	176,173	2,218	372,924
Selling, general and administrative expenses	14,312	141,628	80,512	(266)	236,186
Research and development expenses	596	20,331	6,668	—	27,595
Restructuring and impairment charges	—	108	1,577	—	1,685
(Loss) income from continuing operations before interest and taxes	(14,908)	32,466	87,416	2,484	107,458
Interest, net	29,350	(23,439)	14,375	—	20,286
(Loss) income from continuing operations before taxes	(44,258)	55,905	73,041	2,484	87,172
(Benefit) taxes on (loss) income from continuing operations	(19,519)	15,681	7,480	202	3,844
Equity in net income of consolidated subsidiaries	108,067	57,951	—	(166,018)	—
Income from continuing operations	83,328	98,175	65,561	(163,736)	83,328
Operating income from discontinued operations	61	—	—	—	61
Tax on income from discontinued operations	14	—	—	—	14
Income from discontinued operations	47	—	—	—	47
Net income	83,375	98,175	65,561	(163,736)	83,375
Other comprehensive income	14,782	17,107	19,457	(36,564)	14,782
Comprehensive income	$98,157	$115,282	$85,018	$(200,300)	$98,157

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended July 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$391,304	$326,279	$(107,717)	$609,866
Cost of goods sold	—	231,487	143,532	(109,931)	265,088
Gross profit	—	159,817	182,747	2,214	344,778
Selling, general and administrative expenses	12,430	139,549	77,739	199	229,917
Research and development expenses	489	18,818	6,711	—	26,018
Restructuring and impairment charges	—	2,545	52,808	—	55,353
(Loss) income from continuing operations before interest and taxes	(12,919)	(1,095)	45,489	2,015	33,490
Interest, net	24,788	(13,966)	15,644	—	26,466
(Loss) income from continuing operations before taxes	(37,707)	12,871	29,845	2,015	7,024
(Benefit) taxes on (loss) income from continuing operations	(13,218)	11,272	11,459	63	9,576
Equity in net income of consolidated subsidiaries	21,937	13,183	342	(35,462)	—
(Loss) income from continuing operations	(2,552)	14,782	18,728	(33,510)	(2,552)
Operating income from discontinued operations	94	—	—	—	94
Tax on income from discontinued operations	38	—	—	—	38
Income from discontinued operations	56	—	—	—	56
Net (loss) income	(2,496)	14,782	18,728	(33,510)	(2,496)
Other comprehensive loss	(124,019)	(114,917)	(130,725)	245,642	(124,019)
Comprehensive loss	$(126,515)	$(100,135)	$(111,997)	$212,132	$(126,515)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$854,632	$648,589	$(237,130)	$1,266,091
Cost of goods sold	—	479,173	299,280	(230,028)	548,425
Gross profit	—	375,459	349,309	(7,102)	717,666
Selling, general and administrative expenses	30,479	273,327	159,981	92	463,879
Research and development expenses	1,080	40,452	13,213	—	54,745
Restructuring and impairment charges	—	6,081	12,999	—	19,080
Gain on sale of assets	—	—	(2,739)	—	(2,739)
(Loss) income from continuing operations before interest and taxes	(31,559)	55,599	165,855	(7,194)	182,701
Interest, net	33,415	(21,845)	31,069	—	42,639
(Loss) income from continuing operations before taxes	(64,974)	77,444	134,786	(7,194)	140,062
(Benefit) taxes on (loss) income from continuing operations	(28,391)	27,250	17,190	(1,233)	14,816
Equity in net income of consolidated subsidiaries	161,829	100,997	—	(262,826)	—
Income from continuing operations	125,246	151,191	117,596	(268,787)	125,246
Operating loss from discontinued operations	(1,282)	—	—	—	(1,282)
Tax benefit on loss from discontinued operations	(308)	—	—	—	(308)
Loss from discontinued operations	(974)	—	—	—	(974)
Net income	124,272	151,191	117,596	(268,787)	124,272
Other comprehensive income	15,178	15,606	14,463	(30,069)	15,178
Comprehensive income	$139,450	$166,797	$132,059	$(298,856)	$139,450

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended July 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$770,723	$646,288	$(219,915)	$1,197,096
Cost of goods sold	—	449,091	285,540	(213,583)	521,048
Gross profit	—	321,632	360,748	(6,332)	676,048
Selling, general and administrative expenses	21,611	270,218	153,755	(330)	445,254
Research and development expenses	716	38,186	13,143	—	52,045
Restructuring and impairment charges	—	3,453	54,963	—	58,416
(Loss) income from continuing operations before interest and taxes	(22,327)	9,775	138,887	(6,002)	120,333
Interest, net	46,929	(26,015)	31,222	—	52,136
(Loss) income from continuing operations before taxes	(69,256)	35,790	107,665	(6,002)	68,197
(Benefit) taxes on (loss) income from continuing operations	(26,410)	21,468	21,863	(1,103)	15,818
Equity in net income of consolidated subsidiaries	96,504	78,607	635	(175,746)	—
Income from continuing operations	53,658	92,929	86,437	(180,645)	52,379
Operating income from discontinued operations	50	—	1,279	—	1,329
Taxes on income from discontinued operations	20	—	—	—	20
Income from discontinued operations	30	—	1,279	—	1,309
Net income	53,688	92,929	87,716	(180,645)	53,688
Other comprehensive loss	(41,329)	(44,798)	(43,498)	88,296	(41,329)
Comprehensive income	$12,359	$48,131	$44,218	$(92,349)	$12,359

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$29,891	$3,540	$270,465	$—	$303,896
Accounts receivable, net	1,779	62,569	312,552	5,242	382,142
Accounts receivable from consolidated subsidiaries	32,698	353,336	407,860	(793,894)	—
Inventories, net	—	276,761	222,603	(38,044)	461,320
Prepaid expenses and other current assets	36,874	9,477	28,013	4,113	78,477
Prepaid taxes	11,489	—	7,817	—	19,306
Total current assets	112,731	705,683	1,249,310	(822,583)	1,245,141
Property, plant and equipment, net	3,098	239,415	182,962	—	425,475
Operating lease assets	13,912	59,711	33,920	—	107,543
Goodwill	—	1,255,536	994,683	—	2,250,219
Intangibles assets, net	80	1,235,058	1,007,129	—	2,242,267
Investments in affiliates	5,632,043	2,127,743	924,450	(8,684,236)	—
Deferred tax assets	14,543	—	5,440	(16,927)	3,056
Notes receivable and other amounts due from consolidated subsidiaries	1,892,369	3,192,420	287,713	(5,372,502)	—
Other assets	19,039	11,802	9,868	—	40,709
Total assets	$7,687,815	$8,827,368	$4,695,475	$(14,896,248)	$6,314,410
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$50,000	$—	$50,000
Accounts payable	3,972	62,664	41,423	—	108,059
Accounts payable to consolidated subsidiaries	259,906	328,596	205,392	(793,894)	—
Accrued expenses	6,376	33,982	47,340	—	87,698
Current portion of contingent consideration	—	112,329	7,377	—	119,706
Payroll and benefit-related liabilities	16,365	31,763	40,760	—	88,888
Accrued interest	5,978	—	31	—	6,009
Income taxes payable	—	—	5,681	(1,233)	4,448
Other current liabilities	3,988	13,561	11,535	—	29,084
Total current liabilities	296,585	582,895	409,539	(795,127)	493,892
Long-term borrowings	2,081,372	—	—	—	2,081,372
Deferred tax liabilities	—	354,208	267,575	(16,927)	604,856
Pension and postretirement benefit liabilities	43,250	26,800	16,099	—	86,149
Noncurrent liability for uncertain tax positions	1,042	7,329	2,658	—	11,029
Notes payable and other amounts due to consolidated subsidiaries	2,458,281	1,800,913	1,113,308	(5,372,502)	—
Noncurrent contingent consideration	—	42,647	29,318	—	71,965
Noncurrent operating lease liabilities	11,421	59,065	26,016	—	96,502
Other liabilities	131,020	9,341	63,440	—	203,801
Total liabilities	5,022,971	2,883,198	1,927,953	(6,184,556)	3,649,566
Total shareholders' equity	2,664,844	5,944,170	2,767,522	(8,711,692)	2,664,844
Total liabilities and shareholders' equity	$7,687,815	$8,827,368	$4,695,475	$(14,896,248)	$6,314,410

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$49,523	$1,701	$305,937	$—	$357,161
Accounts receivable, net	5,885	54,013	301,054	5,334	366,286
Accounts receivable from consolidated subsidiaries	32,036	1,122,107	366,033	(1,520,176)	—
Inventories, net	—	266,073	192,659	(30,954)	427,778
Prepaid expenses and other current assets	30,458	9,673	28,237	4,113	72,481
Prepaid taxes	7,029	—	5,434	—	12,463
Total current assets	124,931	1,453,567	1,199,354	(1,541,683)	1,236,169
Property, plant and equipment, net	3,385	253,037	176,344	—	432,766
Goodwill	—	1,254,848	991,731	—	2,246,579
Intangibles assets, net	90	1,277,462	1,047,500	—	2,325,052
Investments in affiliates	5,984,566	1,625,464	837,899	(8,447,929)	—
Deferred tax assets	—	—	4,822	(2,376)	2,446
Notes receivable and other amounts due from consolidated subsidiaries	2,337,737	3,347,815	13,242	(5,698,794)	—
Other assets	17,180	5,776	12,023	—	34,979
Total assets	$8,467,889	$9,217,969	$4,282,915	$(15,690,782)	$6,277,991
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$36,625	$—	$50,000	$—	$86,625
Accounts payable	3,448	62,764	40,497	—	106,709
Accounts payable to consolidated subsidiaries	1,058,008	292,093	170,075	(1,520,176)	—
Accrued expenses	5,659	41,873	50,019	—	97,551
Current portion of contingent consideration	—	106,514	30,363	—	136,877
Payroll and benefit-related liabilities	17,156	44,982	42,532	—	104,670
Accrued interest	5,995	—	36	—	6,031
Income taxes payable	—	—	5,943	—	5,943
Other current liabilities	843	34,916	2,291	—	38,050
Total current liabilities	1,127,734	583,142	391,756	(1,520,176)	582,456
Long-term borrowings	2,072,200	—	—	—	2,072,200
Deferred tax liabilities	87,671	257,522	265,404	(2,376)	608,221
Pension and postretirement benefit liabilities	49,290	27,454	16,170	—	92,914
Noncurrent liability for uncertain tax positions	801	7,212	2,705	—	10,718
Notes payable and other amounts due to consolidated subsidiaries	2,451,784	2,222,580	1,024,430	(5,698,794)	—
Noncurrent contingent consideration	—	131,563	35,807	—	167,370
Other liabilities	138,431	8,204	57,499		204,134
Total liabilities	5,927,911	3,237,677	1,793,771	(7,221,346)	3,738,013
Total shareholders' equity	2,539,978	5,980,292	2,489,144	(8,469,436)	2,539,978
Total liabilities and shareholders' equity	$8,467,889	$9,217,969	$4,282,915	$(15,690,782)	$6,277,991

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(60,841)	$180,717	$129,863	$(92,455)	$157,284
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(327)	(37,981)	(17,799)	—	(56,107)
Proceeds from sale of assets and investments	2,362	1,178	—	(2,362)	1,178
Payments for businesses and intangibles acquired, net of cash acquired	—	(1,025)	—	—	(1,025)
Net interest proceeds on swaps designated as net investment hedges	8,330	—	—	—	8,330
Net cash provided by (used in) investing activities from continuing operations	10,365	(37,828)	(17,799)	(2,362)	(47,624)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	25,000	—	—	—	25,000
Reduction in borrowings	(52,500)	—	—	—	(52,500)
Debt extinguishment, issuance and amendment fees	(4,703)	—	—	—	(4,703)
Net proceeds from share based compensation plans and the related tax impacts	7,829	—	—	—	7,829
Payments for contingent consideration	—	(15,044)	(96,884)	—	(111,928)
Dividends paid	(31,347)	—	—	—	(31,347)
Intercompany transactions	83,135	(126,062)	40,565	2,362	—
Intercompany dividends paid	—	—	(92,455)	92,455	—
Net cash provided by (used in) financing activities from continuing operations	27,414	(141,106)	(148,774)	94,817	(167,649)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	3,430	—	(631)	—	2,799
Net cash provided by (used in) discontinued operations	3,430	—	(631)	—	2,799
Effect of exchange rate changes on cash and cash equivalents	—	—	1,925	—	1,925
Net (decrease) increase in cash and cash equivalents	(19,632)	1,783	(35,416)	—	(53,265)
Cash and cash equivalents at the beginning of the period	49,523	1,757	305,881	—	357,161
Cash and cash equivalents at the end of the period	$29,891	$3,540	$270,465	$—	$303,896

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended July 1, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(165,764)	$254,769	$162,952	$(70,373)	$181,584
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(795)	(16,602)	(20,607)	—	(38,004)
Proceeds from sale of assets	22,944	—	—	(22,944)	—
Payments for businesses and intangibles acquired, net of cash acquired	—	—	(22,450)	—	(22,450)
Net cash provided by (used in) investing activities from continuing operations	22,149	(16,602)	(43,057)	(22,944)	(60,454)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(18,500)	—	—	—	(18,500)
Debt extinguishment, issuance and amendment fees	(188)	—	—	—	(188)
Net proceeds from share based compensation plans and the related tax impacts	9,800	—	—	—	9,800
Payments for contingent consideration	—	(170)	(62,404)	—	(62,574)
Dividends paid	(30,938)	—	—	—	(30,938)
Intercompany transactions	196,888	(234,304)	14,472	22,944	—
Intercompany dividends paid	—	—	(70,373)	70,373	—
Net cash provided by (used in) financing activities from continuing operations	157,062	(234,474)	(118,305)	93,317	(102,400)
Cash flows from discontinued operations:
Net cash used in operating activities	(464)	—	—	—	(464)
Net cash used in discontinued operations	(464)	—	—	—	(464)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,520)	—	(5,520)
Net increase (decrease) in cash and cash equivalents	12,983	3,693	(3,930)	—	12,746
Cash and cash equivalents at the beginning of the period	37,803	8,933	286,822	—	333,558
Cash and cash equivalents at the end of the period	$50,786	$12,626	$282,892	$—	$346,304

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations of shipments; demand for and market acceptance of new and existing products; our inability to provide products to our customers, which may be due to, among other things, events that impact key distributors; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring plans and programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues and the impact of the United Kingdom’s pending departure from the European Union, commonly known as "Brexit"; difficulties in entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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
On February 19, 2019, we initiated a restructuring plan involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the "2019 Footprint realignment plan"). See "Results of Operations - Restructuring and impairment charges" below and Note 5 to the condensed consolidated financial statements included in this report for additional information.
Change in Reportable Segments
During the first quarter 2019, the chief operating decision maker, or CODM, (our Chief Executive Officer) changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources by focusing on the geographic location of all non-OEM (Original Equipment and Development Services) segment operations. As a result, the Company changed its segment presentation. Specifically, the former Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Interventional Urology

North America, Respiratory North America and Latin America operating segments were combined into a new Americas segment. The Company now has four segments: Americas, EMEA (Europe, Middle East and Africa), Asia and OEM. All prior period comparative information has been restated to reflect the change in segment presentation.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net Revenues

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in millions)
Net Revenues	$652.5	$609.9	$1,266.1	$1,197.1
Net revenues for the three months ended June 30, 2019 increased $42.6 million, or 7.0%, compared to the prior year period. The increase is primarily attributable to a $44.9 million increase in sales volumes of existing products and, to a lesser extent, an increase in new product sales. These increases were partially offset by unfavorable fluctuations in foreign currency exchange rates of $14.6 million.
Net revenues for the six months ended June 30, 2019 increased $69.0 million, or 5.8%, compared to the prior year period. The increase is primarily attributable to a $75.0 million increase in sales volumes of existing products and, to a lesser extent, an increase in new product sales. These increases were partially offset by unfavorable fluctuations in foreign currency exchange rates of $31.6 million.
Gross profit

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in millions)
Gross profit	$372.9	$344.8	$717.7	$676.0
Percentage of sales	57.1%	56.5%	56.7%	56.5%
Gross margin for the three months ended June 30, 2019 increased 60 basis points, or 1.1%, compared to the prior year period, primarily due to increased sales volumes and favorable product mix partially offset by higher logistics and distribution costs and inflation.

Gross margin for the six months ended June 30, 2019 increased 20 basis points, or 0.4%, compared to the prior year period, which is primarily attributable to increased sales volumes and favorable product mix partially offset by higher logistics and distribution costs, the impact of unfavorable fluctuations in foreign currency exchange rates and incremental tariffs.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in millions)
Selling, general and administrative	$236.2	$229.9	$463.9	$445.3
Percentage of sales	36.2%	37.7%	36.6%	37.2%

Selling, general and administrative expenses for the three months ended June 30, 2019 increased $6.3 million compared to the prior year period. The increase is primarily attributable to increases in selling and marketing expenses, principally with respect to our interventional urology products, and higher administrative costs. The increases were partially offset by a decrease in contingent consideration expense resulting from a change in the estimated fair value of our contingent consideration liabilities.
Selling, general and administrative expenses for the six months ended June 30, 2019 increased $18.6 million compared to the prior year period. The increase is primarily attributable to expenses incurred by our acquired businesses, an increase in selling and marketing expenses, principally with respect to our interventional urology products, and higher administrative costs. The increases were partially offset by a decrease in contingent consideration expense resulting from a change in the estimated fair value of our contingent consideration liabilities and the impact of favorable fluctuations in foreign currency exchange rates.
Research and development

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in millions)
Research and development	$27.6	$26.0	$54.7	$52.0
Percentage of sales	4.2%	4.4%	4.3%	4.3%
The increase in research and development expenses for the three and six months ended June 30, 2019 compared to the prior year period is primarily attributable to expenses incurred in connection with our interventional products.
Restructuring and impairment charges
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
We have ongoing restructuring programs related to the consolidation of our manufacturing operations (referred to as our 2019, 2018 and 2014 Footprint realignment plans). We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment (the "OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance; nevertheless, the activities should result in cost savings (we expect only minimal costs to be incurred in connection with the OEM initiative). With respect to our currently ongoing restructuring programs and the OEM initiative, the table below summarizes charges incurred or estimated to be incurred and estimated annual pre-tax savings to be realized as follows: (1) with respect to charges (a) the estimated total charges that will have been incurred once the restructuring programs and OEM initiative are completed; (b) the charges incurred through December 31, 2018; and (c) the estimated charges to be incurred from January 1, 2019 through the last anticipated completion date of the restructuring programs and OEM initiative and (2) with respect to estimated annual pre-tax savings, (a) the estimated total annual pre-tax savings to be realized once the restructuring programs and OEM initiative are completed; (b) the estimated annual pre-tax savings realized based on the progress of the restructuring programs and OEM initiative through December 31, 2018; and (c) the estimated additional annual pre-tax savings to be realized from January 1, 2019 through the last anticipated completion date of the restructuring programs and the OEM initiative.

Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions, the failure to realize anticipated savings from a supply contract related to a component included in certain kits sold by our Americas segment and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies with respect to increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below reflects changes from amounts previously estimated. In addition, the table below does not include estimated charges and pre-tax savings related to substantially completed programs. For example, the 2017 Vascular Solutions integration program, the 2017 EMEA program, the 2016 Footprint realignment plan and other 2016 restructuring programs are excluded from the table below because they were substantially completed during 2019. Additional details including estimated charges expected to be incurred in connection with the restructuring programs are described in Note 5 to the condensed consolidated financial statements included in this report.

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

	Ongoing restructuring programs and other similar cost savings initiatives
	Estimated Total	Actuals through December 31, 2018	Estimated remaining from January 1, 2019 through December 31, 2026
	(Dollars in millions)
Restructuring charges	$95 - $114	$68	$27 - $46
Restructuring related charges (1)	$110 - $141	$34	$76 - $107
Total charges	$205 - $255	$102	$103 - $153

OEM initiative annual pre-tax savings	$6 - $7	$1	$5 - $6
Ongoing restructuring programs annual pre-tax savings (2)	$63 - $73	$21	$42 - $52
Total annual pre-tax savings	$69 - $80	$22	$47 - $58

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
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2019 Footprint realignment plan of $56 million to $70 million, of which, we expect $21 million to $26 million to be incurred in 2019 and most of the balance is expected to be incurred prior to the end of 2021. We estimate that $53 million to $66 million of these charges will result in cash outlays, of which, $8 million to $9 million is expected to be made in 2019 and most of the balance is expected to be made by the end of 2021. Additionally, we expect to incur $29 million to $35 million in aggregate capital expenditures under the plan, of which, $23 million to $25 million is expected to be incurred during 2019 and most of the balance is expected to be incurred by the end of 2021.
We expect to begin realizing plan-related savings in 2021 and expect to achieve annual pre-tax savings of $12 million to $14 million once the plan is fully implemented, which will benefit all of our segments except OEM.

Restructuring and impairment charges incurred

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in millions)
Restructuring and impairment charges	$1.7	$55.4	$19.1	$58.4
Restructuring and impairment charges for the three months ended June 30, 2019 primarily consisted of a $3.9 million impairment charge related to our decision to abandon certain intellectual property and other related assets associated with our interventional product portfolio. The impairment charge was partially offset by net restructuring credits of $2.2 million, which was primarily related to changes in estimates with respect to termination benefits.
Restructuring and impairment charges for the six months ended June 30, 2019 primarily related to $10.9 million in net termination benefit costs and $6.9 million in impairment charges related to our decision to abandon certain intellectual property and other assets associated with our interventional product portfolio.
Interest expense

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Dollars in millions)
Interest expense	$20.8	$26.6	$43.5	$52.6
Average interest rate on debt	3.6%	4.4%	3.7%	4.3%
The decrease in interest expense for the three and six months ended June 30, 2019 compared to the respective prior year period was primarily due to a reduction in interest rates as a result of our cross-currency swap agreements.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Effective income tax rate	4.4%	136.3%	10.6%	23.2%

The effective income tax rate for the three and six months ended June 30, 2019 was 4.4% and 10.6%, respectively, and 136.3% and 23.2% for the three and six months ended July 1, 2018, respectively. The effective income tax rates for the three and six months ended June 30, 2019 reflect a net tax benefit related to share-based compensation, partially offset, with respect to the six months ended June 30, 2019, by the effect of non-deductible costs related to the 2019 Footprint realignment plan described in Note 5 to the condensed consolidated financial statements included in this report. The effective tax rates for the three and six months ended July 1, 2018, reflect non-deductible costs related to the 2018 Footprint realignment plan described in Note 5 to the condensed consolidated financial statements included in this report, and a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability.

Effective July 3, 2019, we merged two of our non-U.S. subsidiaries. We are currently evaluating the tax impact of this merger, but it is likely to result in a reduction of approximately $130 million to our deferred tax liabilities within 12 months of the effective date of the merger.

Segment Financial Information

Segment net revenues
	Three Months Ended			Six Months Ended
	June 30, 2019	July 1, 2018	% Increase/ (Decrease)	June 30, 2019	July 1, 2018	% Increase/ (Decrease)
	(Dollars in millions)			(Dollars in millions)
Americas	$373.8	$331.5	12.8	$717.8	$654.8	9.6
EMEA	147.1	153.4	(4.2)	301.6	313.3	(3.7)
Asia	75.2	72.4	3.9	136.0	130.6	4.1
OEM	56.4	52.6	7.3	110.7	98.4	12.4
Segment net revenues	$652.5	$609.9	7.0	$1,266.1	$1,197.1	5.8

Segment operating profit
	Three Months Ended			Six Months Ended
	June 30, 2019	July 1, 2018	% Increase/ (Decrease)	June 30, 2019	July 1, 2018	% Increase/ (Decrease)
	(Dollars in millions)			(Dollars in millions)
Americas	$82.5	$47.3	74.4	$148.1	$106.1	39.5
EMEA	20.8	26.5	(21.5)	47.9	58.3	(17.9)
Asia	19.3	20.8	(7.2)	29.2	34.2	(14.3)
OEM	13.9	13.6	2.4	27.2	22.6	20.5
Segment operating profit (1)	$136.5	$108.2	26.2	$252.4	$221.2	14.1

(1)
See Note 15 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.

Comparison of the three and six months ended June 30, 2019 and July 1, 2018
Americas
Americas net revenues for the three months ended June 30, 2019 increased $42.3 million, or 12.8%, compared to the prior year period. The increase is primarily attributable to an increase in sales volumes of existing products.
Americas net revenues for the six months ended June 30, 2019 increased $63.0 million, or 9.6%, compared to the prior year period. The increase is primarily attributable to an increase of $51.1 million in sales volumes of existing products and an increase in new products sales.
Americas operating profit for the three months ended June 30, 2019 increased $35.2 million, or 74.4%, compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from higher sales and lower contingent consideration expense partially offset by higher selling expenses.
Americas operating profit for the six months ended June 30, 2019 increased $42.0 million, or 39.5%, compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from higher sales and lower contingent consideration expense partially offset by higher selling expenses as well as an increase in general and administrative costs.
EMEA
EMEA net revenues for the three months ended June 30, 2019 decreased $6.3 million, or 4.2%, compared to the prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $9.2 million partially offset by an increase in new product sales and revenues generated by acquired businesses.
EMEA net revenues for the six months ended June 30, 2019 decreased $11.7 million, or 3.7%, compared to the prior year period. The decrease is primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $21.1 million partially offset by an increase in new product sales and an increase in sales volumes of existing products.
EMEA operating profit for the three months ended June 30, 2019 decreased $5.7 million, or 21.5%, compared to the prior year period. The decrease was primarily attributable to unfavorable fluctuations in foreign currency exchange rates and higher operating expenses partially offset by the gross profit generated by higher sales.

EMEA operating profit for the six months ended June 30, 2019 decreased $10.4 million, or 17.9%, compared to the prior year period. The decrease was primarily attributable to higher operating expenses and unfavorable fluctuations in foreign currency exchange rates partially offset by gross profit generated by higher sales.
Asia
Asia net revenues for the three months ended June 30, 2019 increased $2.8 million, or 3.9%, compared to the prior year period. The increase is primarily attributable to a $3.7 million increase in sales volumes of existing products and, to a lesser extent, an increase in new product sales and revenue generated by an acquired business. These increases were partially offset by unfavorable fluctuations in foreign currency exchange rates of $4.0 million.
Asia net revenues for the six months ended June 30, 2019 increased $5.4 million, or 4.1%, compared to the prior year period. The increase is primarily attributable to a $7.0 million increase in sales volumes of existing products and, to a lesser extent, an increase in new product sales and revenue generated by an acquired business. These increases were partially offset by unfavorable fluctuations in foreign currency exchange rates of $7.5 million.
Asia operating profit for the three months ended June 30, 2019 decreased $1.5 million, or 7.2%, compared to the prior year period. The decrease was primarily attributable to unfavorable fluctuations in foreign currency exchange rates and higher operating expenses partially offset by an increase in gross profit resulting from higher sales.
Asia operating profit for the six months ended June 30, 2019 decreased $5.0 million, or 14.3%, compared to the prior year period. The decrease was primarily attributable to higher operating expenses and unfavorable fluctuations in foreign currency exchange rates partially offset by an increase in gross profit resulting from higher sales.
OEM
OEM net revenues for the three and six months ended June 30, 2019 increased $3.8 million, or 7.3%, and $12.3 million, or 12.4%, respectively, compared to the prior year periods. The increases in both periods are primarily attributable to an increase in sales volumes of existing products.
OEM operating profit for the three months ended June 30, 2019 increased $0.3 million, or 2.4%, compared to the prior year period primarily reflecting an increase in gross profit resulting from higher sales.
OEM operating profit for the six months ended June 30, 2019 increased $4.6 million, or 20.5%, compared to the prior year period primarily reflecting an increase in gross profit resulting from higher sales and, to a lesser extent, favorable product mix partially offset by an increase in general and administrative expenses.
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
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $157.3 million for the six months ended June 30, 2019 as compared to $181.6 million for the six months ended July 1, 2018. The $24.3 million decrease is primarily attributable to contingent consideration payments of $26.1 million.
Net cash used in investing activities from continuing operations was $47.6 million for the six months ended June 30, 2019, which included capital expenditures of $56.1 million partially offset by proceeds from swaps designated as net investment hedges of $8.3 million.
Net cash used in financing activities from continuing operations was $167.6 million for the six months ended June 30, 2019, which included contingent consideration payments of $111.9 million, dividend payments of $31.3 million and a net decrease in borrowings of $27.5 million.

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

At our option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar borrowings and (iii) 1.00% above adjusted LIBOR for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our consolidated total net leverage ratio (generally, Consolidated Total Funded Indebtedness (which is net of “Qualified Cash”), as defined in the Credit Agreement on the date of determination to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the date of determination). Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%. The Credit Agreement is described in more detail in Note 9 to the condensed consolidated financial statements included in this report.

The Credit Agreement contains covenants that, among other things and subject to certain exceptions, place limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness; create additional liens; enter into a merger, consolidation or amalgamation or other defined "fundamental changes," dispose of certain assets, make certain investments or acquisitions, pay dividends, or make other restricted payments, enter into swap agreements or enter into transactions with our affiliates. Additionally, the Credit Agreement contains financial covenants that, subject to specified exceptions, require us to maintain a consolidated total net leverage ratio of not more than 4.50 to 1.00 and a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00.

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
As of June 30, 2019, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2024 Notes, the 2026 Notes and the 2027 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and in Part I, Item 3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of June 30, 2019 and December 31, 2018, we have accrued liabilities of approximately $0.2 million and $0.6 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.
Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in risk factors for the quarter ended June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

*10.1	—
Amended and Restated Credit Agreement, dated April 5, 2019, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., PNC Bank, National Association, Wells Fargo Bank, National Association and HSBC Securities (USA), as co-syndication agents, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 10, 2019).

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and July 1, 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and July 1, 2018; (iv) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and July 1, 2018; (vi) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2019 and July 31, 2018; and (vii) Notes to Condensed Consolidated Financial Statements.

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
Dated: August 1, 2019