Form 10-Q
period 2019-09-29
TELEFLEX INC
filed 2019-10-31
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,295,915 shares of common stock, par value $1.00 per share, outstanding as of October 29, 2019.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars and shares in thousands, except per share)
Net revenues	$648,319	$609,672	$1,914,410	$1,806,768
Cost of goods sold	272,639	267,099	821,064	788,147
Gross profit	375,680	342,573	1,093,346	1,018,621
Selling, general and administrative expenses	229,896	214,894	693,775	660,148
Research and development expenses	27,984	26,365	82,729	78,410
Restructuring and impairment charges	1,268	19,209	20,348	77,625
(Gain) on sale of assets	(1,089)	—	(3,828)	—
Income from continuing operations before interest and taxes	117,621	82,105	300,322	202,438
Interest expense	19,545	27,171	62,995	79,763
Interest income	(470)	(320)	(1,281)	(776)
Income from continuing operations before taxes	98,546	55,254	238,608	123,451
(Benefit) taxes on income from continuing operations	(130,383)	(1,286)	(115,567)	14,532
Income from continuing operations	228,929	56,540	354,175	108,919
Operating (loss) income from discontinued operations	(9)	(83)	(1,291)	1,246
Tax benefit on operating income (loss) from discontinued operations	(9)	(67)	(317)	(47)
Loss from discontinued operations	—	(16)	(974)	1,293
Net income	$228,929	$56,524	$353,201	$110,212
Earnings per share:
Basic:
Income from continuing operations	$4.95	$1.23	$7.67	$2.39
(Loss) Income from discontinued operations	—	—	(0.02)	0.03
Net income	$4.95	$1.23	$7.65	$2.42
Diluted:
Income from continuing operations	$4.85	$1.21	$7.53	$2.33
Income (loss) from discontinued operations	—	—	(0.02)	0.03
Net income	$4.85	$1.21	$7.51	$2.36
Weighted average common shares outstanding
Basic	46,248	45,851	46,156	45,587
Diluted	47,176	46,815	47,051	46,785
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in thousands)
Net income	$228,929	$56,524	$353,201	$110,212
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(7,045), $(3,505), $(8,804), and $—, for the three and nine months periods, respectively	(39,894)	14,387	(27,562)	(30,130)
Pension and other postretirement benefit plans adjustment, net of tax of $(494), $(363), $(1,330), and $(1,253) for the three and nine months periods, respectively	1,560	1,215	4,248	4,111
Derivatives qualifying as hedges, net of tax of $64, $(308), $146, and $(419) for the three and nine months periods, respectively	(260)	1,651	(102)	1,943
Other comprehensive (loss) income, net of tax:	(38,594)	17,253	(23,416)	(24,076)
Comprehensive income	$190,335	$73,777	$329,785	$86,136
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2019	December 31, 2018
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$257,544	$357,161
Accounts receivable, net	396,663	366,286
Inventories, net	472,594	427,778
Prepaid expenses and other current assets	81,531	72,481
Prepaid taxes	29,278	12,463
Total current assets	1,237,610	1,236,169
Property, plant and equipment, net	429,568	432,766
Operating lease assets	115,193	—
Goodwill	2,231,330	2,246,579
Intangible assets, net	2,175,673	2,325,052
Deferred tax assets	2,952	2,446
Other assets	64,856	34,979
Total assets	$6,257,182	$6,277,991
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$50,000	$86,625
Accounts payable	100,630	106,709
Accrued expenses	91,569	97,551
Current portion of contingent consideration	135,168	136,877
Payroll and benefit-related liabilities	99,831	104,670
Accrued interest	19,686	6,031
Income taxes payable	3,299	5,943
Other current liabilities	30,180	38,050
Total current liabilities	530,363	582,456
Long-term borrowings	1,949,068	2,072,200
Deferred tax liabilities	468,945	608,221
Pension and postretirement benefit liabilities	72,016	92,914
Noncurrent liability for uncertain tax positions	11,084	10,718
Noncurrent contingent consideration	71,712	167,370
Noncurrent operating lease liabilities	104,136	—
Other liabilities	196,882	204,134
Total liabilities	3,404,206	3,738,013
Commitments and contingencies
Total shareholders' equity	2,852,976	2,539,978
Total liabilities and shareholders' equity	$6,257,182	$6,277,991
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$353,201	$110,212
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	974	(1,293)
Depreciation expense	47,286	44,517
Amortization expense of intangible assets	112,661	111,974
Amortization expense of deferred financing costs and debt discount	3,313	3,548
Gain on sale of assets	(3,828)	—
Changes in contingent consideration	40,894	47,344
Impairment of long-lived assets	6,911	19,110
Stock-based compensation	20,037	16,469
Deferred income taxes, net	(140,963)	8,664
Payments for contingent consideration	(26,092)	(2,100)
Interest benefit on swaps designated as net investment hedges	(13,820)	—
Other	(7,142)	(10,928)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(41,221)	(29,830)
Inventories	(53,259)	(19,665)
Prepaid expenses and other assets	(13,184)	(6,468)
Accounts payable, accrued expenses and other liabilities	31,631	54,581
Income taxes receivable and payable, net	(28,232)	(43,191)
Net cash provided by operating activities from continuing operations	289,167	302,944
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(83,797)	(55,751)
Proceeds from sale of assets	3,135	—
Payments for businesses and intangibles acquired, net of cash acquired	(1,265)	(22,550)
Net interest proceeds on swaps designated as net investment hedges	8,330	—
Net cash used in investing activities from continuing operations	(73,597)	(78,301)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	25,000	—
Reduction in borrowings	(185,500)	(98,500)
Debt extinguishment, issuance and amendment fees	(4,964)	(188)
Net proceeds from share based compensation plans and the related tax impacts	14,014	18,666
Payments for contingent consideration	(112,006)	(73,152)
Dividends paid	(47,071)	(46,526)
Net cash used in financing activities from continuing operations	(310,527)	(199,700)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	2,651	(701)
Net cash provided by (used in) discontinued operations	2,651	(701)
Effect of exchange rate changes on cash and cash equivalents	(7,311)	(1,524)
Net (decrease) increase in cash and cash equivalents	(99,617)	22,718
Cash and cash equivalents at the beginning of the period	357,161	333,558
Cash and cash equivalents at the end of the period	$257,544	$356,276

Non cash investing activities of continuing operations:
Property, plant and equipment additions due to build-to-suit lease transaction	$—	$28,147

Non cash financing activities of continuing operations:
Acquisition of treasury stock associated with settlement and exchange of convertible note hedge and warrant agreements	$—	$56,075
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2018	47,248	$47,248	$574,761	$2,427,599	$(341,085)	1,232	$(168,545)	$2,539,978
Cumulative effect adjustment resulting from the adoption of new accounting standards				(1,321)				(1,321)
Net income				40,897				40,897
Cash dividends ($0.34 per share)				(15,650)				(15,650)
Other comprehensive income					396			396
Shares issued under compensation plans	75	75	3,094			(40)	2,029	5,198
Deferred compensation			127			(4)	253	380
Balance at March 31, 2019	47,323	47,323	577,982	2,451,525	(340,689)	1,188	(166,263)	2,569,878
Net income				83,375				83,375
Cash dividends ($0.34 per share)				(15,697)				(15,697)
Other comprehensive income					14,782			14,782
Shares issued under compensation plans	77	77	12,252			(2)	177	12,506
Balance as of June 30, 2019	47,400	47,400	590,234	2,519,203	(325,907)	1,186	(166,086)	2,664,844
Net income				228,929				228,929
Cash dividends ($0.34 per share)				(15,724)				(15,724)
Other comprehensive income					(38,594)			(38,594)
Shares issued under compensation plans	63	63	13,400			(2)	58	13,521
Balance as of September 29, 2019	47,463	$47,463	$603,634	$2,732,408	$(364,501)	1,184	$(166,028)	$2,852,976

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2017	46,871	$46,871	$591,721	$2,285,886	$(265,091)	1,704	$(228,856)	$2,430,531
Cumulative effect adjustment resulting from the adoption of new accounting standards				3,076				3,076
Net income				56,184				56,184
Cash dividends ($0.34 per share)				(15,447)				(15,447)
Other comprehensive income					82,690			82,690
Settlements of warrants			(17,884)			(132)	17,872	(12)
Shares issued under compensation plans	97	97	992			(43)	3,033	4,122
Deferred compensation						(8)	322	322
Balance at April 1, 2018	46,968	46,968	574,829	2,329,699	(182,401)	1,521	(207,629)	2,561,466
Net income				(2,496)				(2,496)
Cash dividends ($0.34 per share)				(15,491)				(15,491)
Other comprehensive loss					(124,019)			(124,019)
Settlements of warrants			(19,019)			(140)	19,005	(14)
Shares issued under compensation plans	114	114	13,992			(2)	194	14,300
Deferred compensation			235					235
Balance as of July 1, 2018	47,082	47,082	570,037	2,311,712	(306,420)	1,379	(188,430)	2,433,981
Net income				56,524				56,524
Cash dividends ($0.34 per share)				(15,588)				(15,588)
Other comprehensive income					17,253			17,253
Settlements of warrants			(19,212)			(140)	19,198	(14)
Shares issued under compensation plans	110	110	14,331			(2)	157	14,598
Deferred compensation			163			(2)	148	311
Balance as of September 30, 2018	47,192	$47,192	$565,319	$2,352,648	$(289,167)	1,235	$(168,927)	$2,507,065

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
In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair statement of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("GAAP") and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X, which sets forth the instructions for the form and content of presentation of financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.
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
As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. In addition, the Company has elected to apply certain practical expedients available under the new guidance. As a result, and in connection with the transition to the new guidance, the Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company applied the practical expedients described above to its entire lease portfolio at the January 1, 2019 adoption date. Furthermore, as permitted under the new guidance, the Company has made, as a practical expedient, an accounting policy election to not separate lease and non-lease components and instead will account for each separate lease component and the non-lease components associated with that lease component as a single lease component. Additional information and disclosures required by the new guidance are contained in Note 8.
In February 2018, the FASB issued new guidance to address a narrow-scope financial reporting issue that arose as a consequence of federal tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the TCJA"). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Note 3 - Net revenues
The Company primarily generates revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when the Company’s products are shipped from the manufacturing or distribution facility. For the Company’s Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and the Company has an enforceable right to payment to the extent that performance has been completed. The Company markets and sells products through its direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 88%, 10% and 2% of consolidated net revenues, respectively, for the nine months ended September 29, 2019. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and nine months ended September 29, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in thousands)
Vascular access	$148,681	$142,079	$446,225	$426,256
Anesthesia	87,123	87,531	253,098	261,764
Interventional	106,883	99,975	314,852	288,306
Surgical	92,621	89,908	274,911	266,046
Interventional urology	73,629	48,995	201,312	138,969
OEM	55,444	54,838	166,110	153,286
Other (1)	83,938	86,346	257,902	272,141
Net revenues (2)	$648,319	$609,672	$1,914,410	$1,806,768
(1) Revenues in the "Other" category in the table above include revenues generated from sales of the Company’s respiratory and urology products (other than interventional urology products). For the three and nine months ended September 29, 2019, the Company reclassified its cardiac products from "Other" to "Interventional". The comparative prior year period has been restated to conform to the current period presentation.
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

Note 4 — Divestitures
On February 4, 2019, the Company sold substantially all of the assets related to its vein catheter reprocessing business for $12.6 million. The Company recognized a $2.7 million pre-tax gain on the sale of assets, which represents the excess of the $9.7 million fair value of consideration received over the carrying value of the assets sold. In connection with the sale, the purchaser of the assets issued a secured promissory note to the Company in the principal amount of $10.5 million. The purchaser's obligations under the notes are secured by a lien on substantially all of the purchaser's assets. The purchaser is obligated to repay the principal amount of the promissory note in annual installments of $2.1 million on each of the first five anniversaries of the date of sale. On the date of sale, the fair value of the promissory note was $7.6 million, which the Company calculated by applying a discount rate determined after taking into account the creditworthiness of the purchaser. As of September 29, 2019, the Company had $8.3 million in receivables related to the promissory note, of which $2.1 million and $6.2 million are included in accounts receivable, net and other assets, respectively, within the condensed consolidated balance sheet.

Note 5 — Restructuring and impairment charges
The following tables provide information regarding restructuring and impairment charges recognized by the Company for the three and nine months ended September 29, 2019 and September 30, 2018:

Three Months Ended September 29, 2019
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$584	$38	$622
2018 Footprint realignment plan	315	74	389
Other restructuring programs (2)	7	250	257
Restructuring charges	$906	$362	$1,268

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended September 30, 2018
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$1,119	$145	$1,264
Other restructuring programs (4)	468	232	700
Restructuring charges	1,587	377	1,964
Asset impairment charges	—	17,245	17,245
Restructuring and impairment charges	$1,587	$17,622	$19,209

Nine Months Ended September 29, 2019
	Termination Benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$13,100	$68	$13,168
2018 Footprint realignment plan	(1,523)	782	(741)
Other restructuring programs (2)	195	815	1,010
Restructuring charges	11,772	1,665	13,437
Asset impairment charges	—	6,911	6,911
Restructuring and impairment charges	$11,772	$8,576	$20,348

Nine Months Ended September 30, 2018
	Termination Benefits	Other costs (1)	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$53,463	$275	$53,738
2016 Footprint realignment plan (3)	2,379	417	2,796
Other restructuring programs (4)	1,318	663	1,981
Restructuring charges	57,160	1,355	58,515
Asset impairment charges	—	19,110	19,110
Restructuring and impairment charges	$57,160	$20,465	$77,625
(1) Other restructuring costs include facility closure, contract termination and other exit costs.
(2) Includes a restructuring program initiated in the third quarter 2019 that is designed to reduce costs and improve efficiencies through reorganizations within several businesses and certain corporate functions, the Vascular Solutions integration program (initiated in 2017) and the 2016 and 2014 Footprint realignment plans.
(3) The 2016 Footprint realignment plan involved the relocation of certain manufacturing operations, the relocation and outsourcing of certain distribution operations and a related workforce reduction at certain of the Company's facilities. The program is substantially complete and the Company expects future restructuring expenses associated with the program, if any, to be immaterial.
(4) Includes the Vascular Solutions integration program, the 2014 Footprint realignment plan and the EMEA restructuring program (initiated in 2017).

2019 Footprint Realignment Plan
In February 2019, the Company initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the "2019 Footprint realignment plan"). These actions are expected to be substantially completed during 2022. The following table provides a summary of the Company’s estimates of restructuring and restructuring related charges by major type of expense associated with the 2019 Footprint realignment plan:

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
(1)Includes facility closure, employee relocation, equipment relocation and outplacement costs.
(2)Restructuring related charges represent costs that are directly related to the 2019 Footprint realignment plan and principally constitute costs to transfer manufacturing operations to existing lower-cost locations, project management costs and accelerated depreciation. Most of these charges are expected to be recognized within cost of goods sold.
In addition to the restructuring charges shown in the tables above, the Company recorded restructuring related charges with respect to the 2019 Footprint realignment plan of $1.9 million and $3.6 million, respectively, for the three and nine months ended September 29, 2019 within cost of goods sold.
As of September 29, 2019, the Company has a restructuring reserve of $11.8 million in connection with this plan, all of which relate to termination benefits.
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
The Company recorded restructuring related charges with respect to the 2018 Footprint realignment plan of $0.8 million and $2.1 million for the three and nine months ended September 29, 2019, respectively, and $1.8 million and $2.8 million for the three and nine months ended September 30, 2018, respectively. The restructuring related charges were included within cost of goods sold. The majority of the restructuring related charges in both periods constituted costs arising from the transfer of manufacturing operations to new locations.
The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2018 Footprint realignment plan of approximately $102 million to $133 million, respectively. As of September 29, 2019, the Company has incurred aggregate restructuring charges in connection with the 2018 Footprint realignment plan of $54.3 million, principally related to termination benefits. In addition, as of September 29, 2019, the Company has incurred aggregate restructuring related charges of $6.2 million with respect to the 2018 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations to new locations. The restructuring related charges primarily were included in cost of goods sold. As of September 29, 2019, the Company has a restructuring reserve of $44.0 million in connection with this plan, all of which related to termination benefits.
2014 Footprint Realignment Plan
In 2014, the Company initiated a restructuring plan (“the 2014 Footprint realignment plan”) involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations. These actions commenced in the second quarter 2014 and are expected to be substantially completed during 2021.

The Company recorded restructuring related charges with respect to the 2014 Footprint realignment plan of $0.8 million and $2.1 million for the three and nine months ended September 29, 2019, respectively, and $0.8 million and $1.8 million for the three and nine months ended September 30, 2018, respectively. The majority of these restructuring related charges in both periods constituted costs arising from the transfer of manufacturing operations to new locations.
The Company estimates that it will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2014 Footprint realignment plan of $47 million to $52 million, respectively. As of September 29, 2019, the Company has incurred aggregate restructuring charges of $12.8 million in connection with the 2014

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Footprint realignment plan, principally related to termination benefits. Additionally, as of September 29, 2019, the Company has incurred aggregate restructuring related charges of $31.2 million in connection with the 2014 Footprint realignment plan, consisting of accelerated depreciation and certain other costs that principally resulted from the transfer of manufacturing operations from the existing locations to new locations. These restructuring related charges primarily were included in cost of goods sold. As of September 29, 2019, the Company has a restructuring reserve of $3.7 million in connection with the plan, all of which related to termination benefits.

As the restructuring programs progress, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with GAAP. For additional information related to the restructuring programs, see Note 5 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.

Note 6 — Inventories, net
Inventories as of September 29, 2019 and December 31, 2018 consisted of the following:

	September 29, 2019	December 31, 2018
	(Dollars in thousands)
Raw materials	$121,080	$111,105
Work-in-process	72,211	62,334
Finished goods	279,303	254,339
Inventories, net	$472,594	$427,778

Note 7 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 29, 2019:

	Americas	EMEA	Asia	OEM	Total
	(Dollars in thousands)
December 31, 2018	$1,549,534	$480,615	$211,547	$4,883	$2,246,579
Goodwill related to acquisitions	441	189	1,211	—	1,841
Currency translation adjustment	(4,055)	(11,667)	(1,368)	—	(17,090)
September 29, 2019	$1,545,920	$469,137	$211,390	$4,883	$2,231,330
The Company's gross carrying amount of, and accumulated amortization relating to, intangible assets as of September 29, 2019 and December 31, 2018 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	September 29, 2019	December 31, 2018	September 29, 2019	December 31, 2018
	(Dollars in thousands)
Customer relationships	$1,011,462	$1,030,194	$(354,140)	$(322,972)
In-process research and development	27,432	28,457	—	—
Intellectual property	1,342,956	1,363,516	(379,332)	(322,539)
Distribution rights	23,274	23,465	(18,492)	(17,860)
Trade names	560,613	565,070	(46,878)	(36,379)
Non-compete agreements	22,215	23,004	(13,437)	(8,904)
	$2,987,952	$3,033,706	$(812,279)	$(708,654)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Leases
The Company has operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide the Company with an option, exercisable at the Company's sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides the Company with an option to extend the lease term, the Company takes into account payments to be made in the optional extension period when it is reasonably certain that the Company will exercise the option. Total lease cost (all of which related to operating leases) was $6.8 million and $19.5 million for the three and nine months ended September 29, 2019, respectively.

Maturities of lease liabilities

September 29, 2019
(Dollars in thousands)
2019	$6,254
2020	25,527
2021	23,183
2022	21,423
2023	17,511
2024 and thereafter	54,172
Total lease payments	148,070
Less: interest	(23,544)
Present value of lease liabilities	$124,526

Supplemental information as of and for the nine months ended September 29, 2019 (dollars in thousands)

Total lease liabilities (1)	$124,526
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$19,520
Right of use assets obtained in exchange for operating lease obligations	$34,632
Weighted average remaining lease term	7.4 years
Weighted average discount rate	4.4%
(1) The current portion of the operating lease liabilities of $20.4 million is included in Other current liabilities.
As of December 31, 2018, minimum lease payments under noncancellable operating leases were expected to be as follows:

December 31, 2018
(Dollars in thousands)
2019	$25,294
2020	23,216
2021	21,419
2022	19,460
2023	17,403
2024 and thereafter	41,368

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 9 — Borrowings
The Company's borrowings at September 29, 2019 and December 31, 2018 were as follows:

	September 29, 2019	December 31, 2018
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 3.55% at September 29, 2019, due 2024	$143,000	$293,000
Term loan facility, at a rate of 3.55% at September 29, 2019, due 2024	673,000	683,500
5.25% Senior Notes due 2024	250,000	250,000
4.875% Senior Notes due 2026	400,000	400,000
4.625% Senior Notes due 2027	500,000	500,000
Securitization program, at a rate of 2.78% at September 29, 2019	50,000	50,000
	2,016,000	2,176,500
Less: Unamortized debt issuance costs	(16,932)	(17,675)
	1,999,068	2,158,825
Current borrowings	(50,000)	(86,625)
Long-term borrowings	$1,949,068	$2,072,200
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
At the Company’s option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.250% to 2.00% or at an alternate base rate, which generally is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar borrowings and (iii) 1.00% above adjusted LIBOR for a one month interest period, plus in each case an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on the Company’s consolidated total net leverage ratio. Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
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
The Company capitalized $3.9 million related to transaction fees, including underwriters' discounts and commissions incurred in connection with the Credit Agreement.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 10 — Financial instruments
Foreign currency forward contracts
The Company uses derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage exposure related to foreign currency transactions. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. The Company enters into the non-designated foreign currency forward contracts for periods consistent with its currency translation exposures, which generally approximate one month. For the three and nine months ended September 29, 2019, the Company recognized losses of $1.9 million and $3.5 million, respectively, related to non-designated foreign currency forward contracts. For the three and nine months ended September 30, 2018, the Company recognized gains related to non-designated foreign currency forward contracts of $1.0 million and $0.3 million, respectively.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 29, 2019 and December 31, 2018 was $115.6 million and $115.3 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of September 29, 2019 and December 31, 2018 was $170.1 million and $125.9 million, respectively. All open foreign currency forward contracts as of September 29, 2019 have durations of 12 months or less.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). For the three and nine months ended September 29, 2019, the Company recognized foreign exchange gains of $23.5 million and 29.4 million, respectively, within AOCI related to the cross-currency swaps.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of September 29, 2019 and December 31, 2018:

	September 29, 2019	December 31, 2018
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$998	$1,216
Non-designated foreign currency forward contracts	289	106
Cross-currency interest rate swap	26,754	14,728
Prepaid expenses and other current assets	28,041	16,050
Cross-currency interest rate swap	23,857	—
Other assets	23,857	—
Total asset derivatives	$51,898	$16,050
Liability derivatives:
Designated foreign currency forward contracts	$795	$524
Non-designated foreign currency forward contracts	137	264
Other current liabilities	932	788
Cross-currency interest rate swap	—	7,793
Other liabilities	—	7,793
Total liability derivatives	$932	$8,581
See Note 12 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
There was no ineffectiveness related to the Company’s cash flow hedges during the three and nine months ended September 29, 2019 and September 30, 2018.
Trade receivables
The allowance for doubtful accounts as of September 29, 2019 and December 31, 2018 was $9.1 million and $9.3 million, respectively. The current portion of the allowance for doubtful accounts, which was $5.3 million and $4.4 million as of September 29, 2019 and December 31, 2018, respectively, was recognized as a reduction of accounts receivable, net.

Note 11 — Fair value measurement
For a description of the fair value hierarchy, see Note 11 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables provide information regarding the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of September 29, 2019 and December 31, 2018:

	Total carrying value at September 29, 2019	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$10,168	$10,168	$—	$—
Derivative assets	51,898	—	51,898	—
Derivative liabilities	932	—	932	—
Contingent consideration liabilities	206,880	—	—	206,880

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$8,671	$8,671	$—	$—
Derivative assets	16,050	—	16,050	—
Derivative liabilities	8,581	—	8,581	—
Contingent consideration liabilities	304,248	—	—	304,248
There were no transfers of financial assets or liabilities reported at fair value among Level 1, Level 2 or Level 3 within the fair value hierarchy during the nine months ended September 29, 2019.

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
Contingent consideration
Contingent consideration liabilities, which primarily consist of payment obligations that are contingent upon the achievement of revenue-based goals, but also can be based on other milestones such as regulatory approvals, are remeasured to fair value each reporting period using assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates.
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range
Milestone-based payments
	Discounted cash flow	Discount rate	3.1% - 3.7%
		Projected year of payment	2020 - 2023
Revenue-based payments
	Monte Carlo simulation	Revenue volatility	18.6% - 23.9%
		Risk free rate	Cost of debt structure
		Projected year of payment	2020 - 2022

	Discounted cash flow	Discount rate	10.0%
		Projected year of payment	2019 - 2029
The following table provides information regarding changes in the Company's contingent consideration liabilities during the nine months ended September 29, 2019:

Contingent consideration
2019
(Dollars in thousands)
Balance - December 31, 2018	$304,248
Payments (1)	(138,098)
Revaluations	40,894
Translation adjustment	(164)
Balance - September 29, 2019	$206,880
(1) Consists mainly of a $106.8 million payment associated with the Company's acquisition of NeoTract, Inc. and resulting from the achievement of a revenue-based goal for the period from January 1, 2018 to December 31, 2018 and $30.0 million of payments associated with the Company's acquisition of Essential Medical, Inc. and resulting from achievement of a regulatory goal.

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

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Shares in thousands)
Basic	46,248	45,851	46,156	45,587
Dilutive effect of share-based awards	928	919	895	1,007
Dilutive effect of convertible warrants	—	45	—	191
Diluted	47,176	46,815	47,051	46,785
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.1 million for the three and nine months ended September 29, 2019 and 0.7 million for the three and nine months ended September 30, 2018.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 29, 2019 and September 30, 2018:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2018	$807	$(131,380)	$(210,512)	$(341,085)
Other comprehensive income (loss) before reclassifications	646	215	(27,562)	(26,701)
Amounts reclassified from accumulated other comprehensive income	(748)	4,033	—	3,285
Net current-period other comprehensive (loss) income	(102)	4,248	(27,562)	(23,416)
Balance as of September 29, 2019	$705	$(127,132)	$(238,074)	$(364,501)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2017	$340	$(138,808)	$(126,623)	$(265,091)
Other comprehensive income (loss) before reclassifications	2,816	127	(30,130)	(27,187)
Amounts reclassified from accumulated other comprehensive loss	(873)	3,984	—	3,111
Net current-period other comprehensive income (loss)	1,943	4,111	(30,130)	(24,076)
Balance as of September 30, 2018	$2,283	$(134,697)	$(156,753)	$(289,167)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(523)	$(87)	$(888)	$(1,038)
Total before tax	(523)	(87)	(888)	(1,038)
Taxes (benefit)	46	25	140	165
Net of tax	$(477)	$(62)	$(748)	$(873)
Losses (gains) on cross-currency swaps (net investment hedge):
Interest expense	$(5,021)	$—	$(13,820)	$—
Total before tax	(5,021)	—	(13,820)	—
Tax expense	$1,164	—	3,204	—
Net of tax	(3,857)	$—	$(10,616)	$—
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	$1,716	$1,640	$5,194	$5,120
Prior-service costs	21	24	65	71
Total before tax	1,737	1,664	5,259	5,191
Tax benefit	(405)	(388)	(1,226)	(1,207)
Net of tax	$1,332	$1,276	$4,033	$3,984
Total reclassifications, net of tax	$(3,002)	$1,214	$(7,331)	$3,111
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.

Note 13 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Effective income tax rate	(132.3)%	(2.3)%	(48.4)%	11.8%
The effective income tax rate for the three and nine months ended September 29, 2019 was (132.3)% and (48.4)%, respectively, and (2.3)% and 11.8%, respectively, for the three and nine months ended September 30, 2018. The effective income tax rates for the three and nine months ended September 29, 2019 reflect a discrete tax benefit of $129 million resulting from a non-U.S. legal entity restructuring that eliminated the requirement to provide for foreign withholding taxes on the future repatriation of certain non-permanently reinvested earnings. The effective tax rates for the three and nine months ended September 30, 2018 include a tax benefit associated with asset impairment charges. In addition, the income tax rate for the nine months ended September 30, 2018 reflects non-deductible termination benefits and other costs incurred in connection with the 2018 Footprint realignment plan as described in Note 5.

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

require the Company to undertake certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 29, 2019, the Company has recorded $0.9 million and $6.3 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 29, 2019. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Litigation: The Company is a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 29, 2019, the Company has recorded accrued liabilities of $0.2 million in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: The Company and its subsidiaries are routinely subject to tax examinations by various tax authorities. As of September 29, 2019, the most significant tax examination in process is in Germany. The Company may establish reserves with respect to its uncertain tax positions, after which it adjusts the reserves to address developments with respect to its uncertain tax positions, including developments in this tax examination. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to the Company’s recorded tax liabilities, which could impact the Company’s financial results.

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present the Company’s segment results for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in thousands)
Americas	$374,493	$338,749	$1,092,321	$993,455
EMEA	140,518	139,541	442,110	452,826
Asia	77,864	76,544	213,869	207,201
OEM	55,444	54,838	166,110	153,286
Net revenues	$648,319	$609,672	$1,914,410	$1,806,768

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in thousands)
Americas	$81,405	$68,559	$229,513	$174,764
EMEA	21,820	21,916	69,670	80,221
Asia	21,460	20,834	50,699	54,948
OEM	16,008	15,049	43,213	37,617
Total segment operating profit (1)	140,693	126,358	393,095	347,550
Unallocated expenses (2)	(23,072)	(44,253)	(92,773)	(145,112)
Income from continuing operations before interest and taxes	$117,621	$82,105	$300,322	$202,438
(1)Segment operating profit includes segment net revenues from external customers reduced by the segment's standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Corporate expenses are allocated among the segments in proportion to the respective amounts of one of several items (such as net revenues, numbers of employees, and amount of time spent), depending on the category of expense involved.
(2)Unallocated expenses primarily include manufacturing variances other than fixed manufacturing cost absorption variances, restructuring charges and gain on sale of assets.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 16 — Condensed consolidating guarantor financial information
The Company’s $250 million principal amount of 5.25% Senior Notes due 2024 (the “2024 Notes”), $400 million principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”) and $500 million principal amount of 4.625% Senior Notes due 2027 (the “2027 Notes," and collectively with the 2024 Notes and the 2026 Notes, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The 2024 Notes, 2026 Notes and 2027 Notes are guaranteed by the same Guarantor Subsidiaries. The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. The Company’s condensed consolidating statements of income and comprehensive income for the three and nine months ended September 29, 2019 and September 30, 2018, condensed consolidating balance sheets as of September 29, 2019 and December 31, 2018 and condensed consolidating statements of cash flows for the nine months ended September 29, 2019 and September 30, 2018, provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes), on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
In connection with the Company's entry into the Credit Agreement on April 5, 2019 (as described in Note 9), a subsidiary of the Company (the "Released Subsidiary") that was a guarantor of Parent Company’s obligations under the previously outstanding credit agreement and under the Senior Notes was removed as a guarantor of Parent Company’s obligations under the Credit Agreement.  Under the indentures governing the Senior Notes, the removal of the Released Subsidiary as a guarantor under the Credit Agreement automatically resulted in the release of the Released Subsidiary from its guarantees of the Senior Notes.  Therefore, as of the date of the Credit Agreement, the Released Subsidiary is no longer a Guarantor Subsidiary. The condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2018, the condensed consolidating balance sheet as of December 31, 2018 and the condensed consolidating statement of cash flows for the nine months ended September 30, 2018 have been restated to exclude the Released Subsidiary from the information relating to the Guarantor Subsidiaries and to include the Released Subsidiary in the information relating to Non-Guarantor Subsidiaries.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 29, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$449,753	$338,889	$(140,323)	$648,319
Cost of goods sold	—	290,466	112,090	(129,917)	272,639
Gross profit	—	159,287	226,799	(10,406)	375,680
Selling, general and administrative expenses	14,919	140,053	75,421	(497)	229,896
Research and development expenses	334	20,321	7,329	—	27,984
Restructuring and impairment charges	—	661	607	—	1,268
Gain on sale of assets	—	—	(1,089)	—	(1,089)
(Loss) income from continuing operations before interest and taxes	(15,253)	(1,748)	144,531	(9,909)	117,621
Interest, net	25,367	(20,911)	14,619	—	19,075
(Loss) income from continuing operations before taxes	(40,620)	19,163	129,912	(9,909)	98,546
(Benefit) taxes on (loss) income from continuing operations	(13,374)	4,393	(119,578)	(1,824)	(130,383)
Equity in net income of consolidated subsidiaries	256,175	229,630	—	(485,805)	—
Income from continuing operations	228,929	244,400	249,490	(493,890)	228,929
Operating loss from discontinued operations	(9)	—	—	—	(9)
Tax benefit on loss from discontinued operations	(9)	—	—	—	(9)
Income from discontinued operations	—	—	—	—	—
Net income	228,929	244,400	249,490	(493,890)	228,929
Other comprehensive income	(38,594)	(58,995)	(62,882)	121,877	(38,594)
Comprehensive income	$190,335	$185,405	$186,608	$(372,013)	$190,335

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$398,961	$322,010	$(111,299)	$609,672
Cost of goods sold	—	232,209	146,301	(111,411)	267,099
Gross profit	—	166,752	175,709	112	342,573
Selling, general and administrative expenses	11,347	130,769	72,800	(22)	214,894
Research and development expenses	378	19,482	6,505	—	26,365
Restructuring and impairment charges	—	17,128	2,081	—	19,209
(Loss) income from continuing operations before interest and taxes	(11,725)	(627)	94,323	134	82,105
Interest, net	25,191	(15,391)	17,051	—	26,851
(Loss) income from continuing operations before taxes	(36,916)	14,764	77,272	134	55,254
(Benefit) taxes on (loss) income from continuing operations	(13,449)	1,765	10,385	13	(1,286)
Equity in net income of consolidated subsidiaries	80,007	56,818	372	(137,197)	—
Income from continuing operations	56,540	69,817	67,259	(137,076)	56,540
Operating loss from discontinued operations	(83)	—	—	—	(83)
Tax benefit on loss from discontinued operations	(67)	—	—	—	(67)
Income from discontinued operations	(16)	—	—	—	(16)
Net income	56,524	69,817	67,259	(137,076)	56,524
Other comprehensive loss	17,253	14,107	16,947	(31,054)	17,253
Comprehensive income	$73,777	$83,924	$84,206	$(168,130)	$73,777

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 29, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,304,385	$987,478	$(377,453)	$1,914,410
Cost of goods sold	—	769,639	411,370	(359,945)	821,064
Gross profit	—	534,746	576,108	(17,508)	1,093,346
Selling, general and administrative expenses	45,398	413,380	235,402	(405)	693,775
Research and development expenses	1,414	60,773	20,542	—	82,729
Restructuring and impairment charges	—	6,742	13,606	—	20,348
Gain on sale of assets	—	—	(3,828)	—	(3,828)
(Loss) income from continuing operations before interest and taxes	(46,812)	53,851	310,386	(17,103)	300,322
Interest, net	58,782	(42,756)	45,688	—	61,714
(Loss) income from continuing operations before taxes	(105,594)	96,607	264,698	(17,103)	238,608
(Benefit) taxes on (loss) income from continuing operations	(41,765)	31,643	(102,388)	(3,057)	(115,567)
Equity in net income of consolidated subsidiaries	418,004	330,627	—	(748,631)	—
Income from continuing operations	354,175	395,591	367,086	(762,677)	354,175
Operating loss from discontinued operations	(1,291)	—	—	—	(1,291)
Tax benefit on loss from discontinued operations	(317)	—	—	—	(317)
Loss from discontinued operations	(974)	—	—	—	(974)
Net income	353,201	395,591	367,086	(762,677)	353,201
Other comprehensive income	(23,416)	(43,389)	(48,419)	91,808	(23,416)
Comprehensive income	$329,785	$352,202	$318,667	$(670,869)	$329,785

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,169,684	$968,298	$(331,214)	$1,806,768
Cost of goods sold	—	681,300	431,841	(324,994)	788,147
Gross profit	—	488,384	536,457	(6,220)	1,018,621
Selling, general and administrative expenses	32,958	400,987	226,555	(352)	660,148
Research and development expenses	1,094	57,668	19,648	—	78,410
Restructuring and impairment charges	—	20,581	57,044	—	77,625
(Loss) income from continuing operations before interest and taxes	(34,052)	9,148	233,210	(5,868)	202,438
Interest, net	72,120	(41,406)	48,273	—	78,987
(Loss) income from continuing operations before taxes	(106,172)	50,554	184,937	(5,868)	123,451
(Benefit) taxes on (loss) income from continuing operations	(39,859)	23,233	32,248	(1,090)	14,532
Equity in net income of consolidated subsidiaries	176,511	135,425	1,007	(312,943)	—
Income from continuing operations	110,198	162,746	153,696	(317,721)	108,919
Operating (loss) income from discontinued operations	(33)	—	1,279	—	1,246
Tax benefit on income (loss) from discontinued operations	(47)	—	—	—	(47)
Income from discontinued operations	14	—	1,279	—	1,293
Net income	110,212	162,746	154,975	(317,721)	110,212
Other comprehensive loss	(24,076)	(30,691)	(26,551)	57,242	(24,076)
Comprehensive income	$86,136	$132,055	$128,424	$(260,479)	$86,136

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 29, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$34,196	$518	$222,830	$—	$257,544
Accounts receivable, net	3,228	69,322	318,375	5,738	396,663
Accounts receivable from consolidated subsidiaries	33,739	469,533	511,784	(1,015,056)	—
Inventories, net	—	296,136	224,660	(48,202)	472,594
Prepaid expenses and other current assets	40,513	10,387	26,518	4,113	81,531
Prepaid taxes	19,518	—	9,760	—	29,278
Total current assets	131,194	845,896	1,313,927	(1,053,407)	1,237,610
Property, plant and equipment, net	2,889	246,496	180,183	—	429,568
Operating lease assets	13,136	68,830	33,227	—	115,193
Goodwill	—	1,255,976	975,354	—	2,231,330
Intangibles assets, net	75	1,214,148	961,450	—	2,175,673
Investments in affiliates	5,824,869	2,138,760	924,448	(8,888,077)	—
Deferred tax assets	6,850	—	5,298	(9,196)	2,952
Notes receivable and other amounts due from consolidated subsidiaries	1,959,149	3,407,412	287,571	(5,654,132)	—
Other assets	42,666	12,017	10,173	—	64,856
Total assets	$7,980,828	$9,189,535	$4,691,631	$(15,604,812)	$6,257,182
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$50,000	$—	$50,000
Accounts payable	3,004	61,106	36,520	—	100,630
Accounts payable to consolidated subsidiaries	284,386	428,967	301,703	(1,015,056)	—
Accrued expenses	6,287	33,398	51,884	—	91,569
Current portion of contingent consideration	—	124,789	10,379	—	135,168
Payroll and benefit-related liabilities	19,772	35,171	44,888	—	99,831
Accrued interest	19,658	—	28	—	19,686
Income taxes payable	—	—	6,356	(3,057)	3,299
Other current liabilities	4,049	14,849	11,282	—	30,180
Total current liabilities	337,156	698,280	513,040	(1,018,113)	530,363
Long-term borrowings	1,949,068	—	—	—	1,949,068
Deferred tax liabilities	—	345,670	132,471	(9,196)	468,945
Pension and postretirement benefit liabilities	30,594	25,887	15,535	—	72,016
Noncurrent liability for uncertain tax positions	1,162	7,382	2,540	—	11,084
Notes payable and other amounts due to consolidated subsidiaries	2,673,870	1,860,819	1,119,443	(5,654,132)	—
Noncurrent contingent consideration	—	44,137	27,575	—	71,712
Noncurrent operating lease liabilities	10,616	68,167	25,353	—	104,136
Other liabilities	125,386	9,619	61,877	—	196,882
Total liabilities	5,127,852	3,059,961	1,897,834	(6,681,441)	3,404,206
Total shareholders' equity	2,852,976	6,129,574	2,793,797	(8,923,371)	2,852,976
Total liabilities and shareholders' equity	$7,980,828	$9,189,535	$4,691,631	$(15,604,812)	$6,257,182

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 29, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(72,369)	$342,912	$272,115	$(253,491)	$289,167
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(460)	(57,131)	(26,206)	—	(83,797)
Proceeds from sale of assets and investments	2,362	2,046	1,089	(2,362)	3,135
Payments for businesses and intangibles acquired, net of cash acquired	—	(1,025)	(240)	—	(1,265)
Net interest proceeds on swaps designated as net investment hedges	8,330	—	—	—	8,330
Investments in affiliates	—	(146)	—	146	—
Net cash provided by (used in) investing activities from continuing operations	10,232	(56,256)	(25,357)	(2,216)	(73,597)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	25,000	—	—	—	25,000
Reduction in borrowings	(185,500)	—	—	—	(185,500)
Debt extinguishment, issuance and amendment fees	(4,964)	—	—	—	(4,964)
Net proceeds from share based compensation plans and the related tax impacts	14,014	—	—	—	14,014
Payments for contingent consideration	—	(15,122)	(96,884)	—	(112,006)
Proceeds from issuance of shares	—	—	146	(146)	—
Dividends paid	(47,071)	—	—	—	(47,071)
Intercompany transactions	242,049	(272,773)	28,362	2,362	—
Intercompany dividends paid	—	—	(253,491)	253,491	—
Net cash provided by (used in) financing activities from continuing operations	43,528	(287,895)	(321,867)	255,707	(310,527)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	3,282	—	(631)	—	2,651
Net cash provided by (used in) discontinued operations	3,282	—	(631)	—	2,651
Effect of exchange rate changes on cash and cash equivalents	—	—	(7,311)	—	(7,311)
Net (decrease) increase in cash and cash equivalents	(15,327)	(1,239)	(83,051)	—	(99,617)
Cash and cash equivalents at the beginning of the period	49,523	1,757	305,881	—	357,161
Cash and cash equivalents at the end of the period	$34,196	$518	$222,830	$—	$257,544

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(202,209)	$321,389	$329,390	$(145,626)	$302,944
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(1,524)	(23,686)	(30,541)	—	(55,751)
Proceeds from sale of assets	28,239	—	—	(28,239)	—
Payments for businesses and intangibles acquired, net of cash acquired	(100)	—	(22,450)	—	(22,550)
Net cash provided by (used in) investing activities from continuing operations	26,615	(23,686)	(52,991)	(28,239)	(78,301)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(98,500)	—	—	—	(98,500)
Debt extinguishment, issuance and amendment fees	(188)	—	—	—	(188)
Net proceeds from share based compensation plans and the related tax impacts	18,666	—	—	—	18,666
Payments for contingent consideration	—	(10,748)	(62,404)	—	(73,152)
Dividends paid	(46,526)	—	—	—	(46,526)
Intercompany transactions	312,806	(294,600)	(46,445)	28,239	—
Intercompany dividends paid	—	—	(145,626)	145,626	—
Net cash provided by (used in) financing activities from continuing operations	186,258	(305,348)	(254,475)	173,865	(199,700)
Cash flows from discontinued operations:
Net cash used in operating activities	(701)	—	—	—	(701)
Net cash used in discontinued operations	(701)	—	—	—	(701)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,524)	—	(1,524)
Net increase (decrease) in cash and cash equivalents	9,963	(7,645)	20,400	—	22,718
Cash and cash equivalents at the beginning of the period	37,803	8,933	286,822	—	333,558
Cash and cash equivalents at the end of the period	$47,766	$1,288	$307,222	$—	$356,276

Note 17 — Subsequent event
Redemption of 5.25% Senior Notes due 2024
On October 31, 2019, the Company issued a notice of redemption to holders of its outstanding $250 million aggregate principal amount of 5.25% Senior Notes due 2024 (the “2024 Notes”). Pursuant to the notice of redemption, the 2024 Notes will be redeemed on November 15, 2019 (the “Redemption Date”) at a redemption price equal to 102.625% of the principal amount of the 2024 Notes plus accrued and unpaid interest up to, but not including, the Redemption Date (the “Redemption Price”). The notice of redemption provides that the redemption is subject to the condition that the Company is able to borrow funds under its revolving credit agreement on the Redemption Date in an amount sufficient to pay the aggregate Redemption Price. The Company anticipates it will recognize a loss on extinguishment of debt of $8.8 million in the fourth quarter of 2019 as a result of the redemption of the 2024 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations of shipments; demand for and market acceptance of new and existing products; our inability to provide products to our customers, which may be due to, among other things, events that impact key distributors, suppliers and vendors that sterilize our products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring plans and programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues and the impact of the United Kingdom’s pending departure from the European Union, commonly known as "Brexit"; difficulties in entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.
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
On February 19, 2019, we initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the "2019 Footprint realignment plan"). See "Results of Operations - Restructuring and impairment charges" below and Note 5 to the condensed consolidated financial statements included in this report for additional information.

Disruption in Sterilization Services

We were recently informed by one of our contract sterilizers, Sterigenics U.S., LLC, that operations at its Smyrna, Cobb County, Georgia facility have been suspended by state and local officials due to issues associated with the facility’s use of ethylene oxide in its sterilization operations. The suspension of operations at the Smyrna facility has resulted in a disruption in supply with respect to some of our surgical, intermittent catheter and OEM products. We are pursuing various measures to enable us to continue to provide the affected products to our customers, including identifying alternate sterilization facilities, provisioning substitute products and instituting targeted global inventory management procedures. However, we cannot provide assurance that any of these initiatives will be successful. Based on currently available information, we believe that the suspension of operations at Sterigenics’ Smyrna facility will adversely affect our revenues by approximately $9 million during the fourth quarter of 2019. In addition, while we are working to identify alternate sterilization facilities for the affected product, if operations at the Smyrna facility remain suspended and we are unable to find adequate sterilization capacity at an alternate facility or facilities, we expect the suspension of operations at the Smyrna facility will continue to adversely affect our revenues in 2020. For additional information see “Risk Factors” in Part II, Item 1A. of this report.
Change in Reportable Segments
During the first quarter 2019, our chief operating decision maker, or CODM, who is our Chief Executive Officer, changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources by focusing on the geographic location of all non-OEM (Original Equipment and Development Services) segment operations. As a result, the Company changed its segment presentation. Specifically, the former Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Interventional Urology North America, Respiratory North America and Latin America operating segments were combined into a new Americas segment. The Company now has four segments: Americas, EMEA (Europe, Middle East and Africa), Asia and OEM. All prior period comparative information has been restated to reflect the change in segment presentation.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in millions)
Net revenues	$648.3	$609.7	$1,914.4	$1,806.8
Net revenues for the three months ended September 29, 2019 increased $38.6 million, or 6.3%, compared to the prior year period. The increase was primarily attributable to a $35.1 million increase in sales volumes of existing products and, to a lesser extent, an increase in new product sales, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $9.2 million.
Net revenues for the nine months ended September 29, 2019 increased $107.6 million, or 6.0%, compared to the prior year period. The increase was primarily attributable to a $109.8 million increase in sales volumes of existing products and, to a lesser extent, an increase in new product sales, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $40.8 million.

Gross profit

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in millions)
Gross profit	$375.7	$342.6	$1,093.3	$1,018.6
Percentage of sales	57.9%	56.2%	57.1%	56.4%
Gross margin for the three months ended September 29, 2019 increased 170 basis points, or 3.0%, compared to the prior year period, which was primarily attributable to increased sales volumes, favorable product mix and benefits from cost improvement initiatives partially offset by incremental tariffs.

Gross margin for the nine months ended September 29, 2019 increased 70 basis points, or 1.2%, compared to the prior year period, which was primarily attributable to increased sales volumes and favorable product mix partially offset by higher logistics and distribution costs, incremental tariffs and the impact of unfavorable fluctuations in foreign currency exchange rates.
Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in millions)
Selling, general and administrative	$229.9	$214.9	$693.8	$660.1
Percentage of sales	35.5%	35.2%	36.2%	36.5%
Selling, general and administrative expenses for the three months ended September 29, 2019 increased $15.0 million compared to the prior year period. The increase was primarily attributable to increases in selling expenses and expenses incurred by our acquired businesses including contingent consideration expense that resulted from a change in the estimated fair value of our contingent consideration liabilities. The increases were partially offset by the impact of favorable fluctuations in foreign currency exchange rates.
Selling, general and administrative expenses for the nine months ended September 29, 2019 increased $33.7 million compared to the prior year period. The increase was primarily attributable to expenses incurred by our acquired businesses, an increase in selling and marketing expenses, principally with respect to our interventional urology products, and higher administrative costs. The increases were partially offset by a decrease in contingent consideration expense resulting from a change in the estimated fair value of our contingent consideration liabilities and the impact of favorable fluctuations in foreign currency exchange rates.
Research and development

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in millions)
Research and development	$28.0	$26.4	$82.7	$78.4
Percentage of sales	4.3%	4.3%	4.3%	4.3%
The increase in research and development expenses for the three months ended September 29, 2019 compared to the prior year period was primarily attributable to expenses incurred by our EMEA segment. Additionally, the increase in research and development expenses for the nine months ended September 29, 2019 compared to the prior period was primarily the result of expenses incurred in connection with our interventional product portfolio.
Restructuring and impairment charges
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
We have ongoing restructuring programs primarily related to the consolidation of our manufacturing operations (referred to as our 2019, 2018 and 2014 Footprint realignment plans). We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment (the "OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance; nevertheless, the activities should result in cost savings (we expect only minimal costs to be incurred in connection with the OEM initiative). With respect to our currently ongoing restructuring programs and the OEM initiative, the table below summarizes charges incurred or estimated to be incurred and estimated annual pre-tax savings to be realized as follows: (1) with respect to charges (a) the estimated total charges that will have been incurred once the restructuring programs and OEM initiative are completed; (b) the charges incurred through December 31, 2018; and (c) the estimated charges to be incurred from January 1, 2019 through the last anticipated completion date of the restructuring programs and OEM initiative, December 31, 2026 and (2) with respect to estimated annual pre-tax savings, (a) the estimated total annual pre-tax savings to be realized once the restructuring programs and OEM initiative are completed; (b) the estimated annual pre-tax savings realized based on the progress of the restructuring programs and OEM initiative through December 31, 2018; and (c) the estimated additional annual pre-tax savings to be realized from January 1, 2019 through the last anticipated completion date of the restructuring programs and the OEM initiative, December 31, 2026.

Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions, the failure to realize anticipated savings from a supply contract related to a component included in certain kits sold by our Americas segment and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies with respect to increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below reflects changes from amounts previously estimated. In addition, the table below does not include estimated charges and pre-tax savings related to substantially completed programs. For example, the 2017 Vascular Solutions integration program, the 2017 EMEA program, the 2016 Footprint realignment plan and other 2016 restructuring programs are excluded from the table below because they were substantially completed prior to or during 2019. Additional details, including estimated charges expected to be incurred in connection with our restructuring programs, are described in Note 5 to the condensed consolidated financial statements included in this report.

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

	Ongoing restructuring programs and other similar cost savings initiatives
	Estimated Total	Actual results through December 31, 2018	Estimated remaining from January 1, 2019 through December 31, 2026
	(Dollars in millions)
Restructuring charges	$95 - $114	$68	$27 - $46
Restructuring related charges (1)	$110 - $141	$34	$76 - $107
Total charges	$205 - $255	$102	$103 - $153

OEM initiative annual pre-tax savings	$6 - $7	$1	$5 - $6
Ongoing restructuring programs annual pre-tax savings (2)	$63 - $73	$21	$42 - $52
Total annual pre-tax savings	$69 - $80	$22	$47 - $58

(1)Restructuring related charges represent costs that are directly related to restructuring programs and principally constitute costs to transfer manufacturing operations to existing lower-cost locations, project management costs and accelerated depreciation, as well as a charge that is expected to be imposed by a taxing authority as a result of our exit from facilities in the authority's jurisdiction. Most of these charges (other than the tax charge) are expected to be recognized as cost of goods sold.

(2)Substantially all the pre-tax savings are expected to result in reductions to cost of goods sold. As previously disclosed, during 2016, in connection with our execution of the 2014 Footprint realignment plan, we implemented changes to medication delivery devices included in certain of our kits, which are expected to result in increased product costs (and therefore reduce the annual savings we anticipated at the inception of the program). However, we also expect to achieve improved pricing on these kits that will offset the increased costs, resulting in estimated annual increased revenues of $3 million to $4 million, which is not reflected in the table above. Since 2017, we have realized an aggregate benefit of $2.4 million resulting from this incremental pricing. More recently, during the fourth quarter of 2017, we entered into an agreement with an alternate provider for the development and supply of a component to be included in certain kits sold by our Americas segment. The agreement will result in increased development costs but is expected to reduce the cost of the component supply, once the supply becomes commercially available, as compared to the costs incurred with respect to our current suppliers. Therefore, we anticipate a net savings from the agreement, which is reflected in the table above.
2019 Footprint realignment plan
In February 2019, we initiated the 2019 Footprint realignment plan. These actions are expected to be substantially completed during 2022.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2019 Footprint realignment plan of $56 million to $70 million, of which, we expect $21 million to be incurred in 2019, with most of the balance expected to be incurred prior to the end of 2021. We estimate that $53 million to $66 million of these charges will result in cash outlays, of which, $7 million is expected to be made in 2019, with most of the balance expected to be made by the end of 2021. Additionally, we expect to incur $29 million to $35 million in aggregate capital expenditures under the plan, of which $19 million is expected to be incurred during 2019, with most of the balance expected to be incurred by the end of 2021.
We expect to begin realizing plan-related savings in 2021 and expect to achieve annual pre-tax savings of $12 million to $14 million once the plan is fully implemented, which will benefit all of our segments except OEM.
Restructuring and impairment charges incurred

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in millions)
Restructuring and impairment charges	$1.3	$19.2	$20.3	$77.6
Restructuring and impairment charges for the three months ended September 29, 2019 primarily consisted of termination benefits (net of credits resulting from changes in estimates) related to several restructuring programs.
Restructuring and impairment charges for the nine months ended September 29, 2019 primarily related to $11.8 million in termination benefits mostly incurred in connection with the 2019 Footprint realignment plan and $6.9 million in impairment charges related to our decision to abandon certain intellectual property and other assets associated with our interventional product portfolio.
Interest expense

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Dollars in millions)
Interest expense	$19.5	$27.2	$63.0	$79.8
Average interest rate on debt	3.4%	4.5%	3.6%	4.4%
The decrease in interest expense for the three and nine months ended September 29, 2019 compared to the respective prior year periods was primarily due to a reduction in our average interest rate as a result of our cross-currency swap agreements.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Effective income tax rate	(132.3)%	(2.3)%	(48.4)%	11.8%
The effective income tax rate for the three and nine months ended September 29, 2019 was (132.3)% and (48.4)%, respectively, and (2.3)% and 11.8% for the three and nine months ended September 30, 2018, respectively. The effective income tax rates for the three and nine months ended September 29, 2019 reflect a discrete tax benefit of $129 million resulting from a non-U.S. legal entity restructuring that eliminated the requirement to provide for foreign withholding taxes on the future repatriation of certain non-permanently reinvested earnings. The effective tax rates for the three and nine ended September 30, 2018 include a tax benefit associated with asset impairment charges. In addition, the income tax rate for the nine months ended September 30, 2018 reflects non-deductible termination benefits and other costs incurred in connection with the 2018 Footprint realignment plan as described in Note 5 to the condensed consolidated financial statements included in this report.
Segment Financial Information

Segment net revenues
	Three Months Ended			Nine Months Ended
	September 29, 2019	September 30, 2018	% Increase/ (Decrease)	September 29, 2019	September 30, 2018	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$374.5	$338.7	10.6	$1,092.3	$993.5	10.0
EMEA	140.5	139.6	0.7	442.1	452.9	(2.4)
Asia	77.9	76.5	1.7	213.9	207.1	3.2
OEM	55.4	54.9	1.1	166.1	153.3	8.4
Segment net revenues	$648.3	$609.7	6.3	$1,914.4	$1,806.8	6.0

Segment operating profit
	Three Months Ended			Nine Months Ended
	September 29, 2019	September 30, 2018	% Increase/ (Decrease)	September 29, 2019	September 30, 2018	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$81.4	$68.6	18.7	$229.5	$174.8	31.3
EMEA	21.8	21.9	(0.4)	69.7	80.2	(13.2)
Asia	21.5	20.9	3.0	50.7	55.0	(7.7)
OEM	16.0	15.0	6.4	43.2	37.6	14.9
Segment operating profit (1)	$140.7	$126.4	11.3	$393.1	$347.6	13.1
(1)See Note 15 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Comparison of the three and nine months ended September 29, 2019 and September 30, 2018
Americas
Americas net revenues for the three and nine months ended September 29, 2019 increased $35.8 million, or 10.6%, and $98.8 million, or 10.0%, respectively, compared to the prior year periods. The increases were primarily attributable to increases in sales volumes of existing products of $29.9 million and $81.0 million for the three and nine months ended September 29, 2019, respectively, and increases in new products sales in both periods.
Americas operating profit for the three months ended September 29, 2019 increased $12.8 million, or 18.7%, compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from higher sales partially offset by higher operating expenses, principally selling expenses incurred to support higher sales, as well as other administrative expenses.
Americas operating profit for the nine months ended September 29, 2019 increased $54.7 million, or 31.3%, compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from higher sales partially offset by higher operating expenses, primarily selling expenses incurred to support the higher sales.
EMEA
EMEA net revenues for the three months ended September 29, 2019 increased $0.9 million, or 0.7%, compared to the prior year period. The increase was primarily attributable to increases in sales volumes of existing products of $3.4 million, new product sales and net revenues generated by acquired businesses, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $5.9 million.
EMEA net revenues for the nine months ended September 29, 2019 decreased $10.8 million, or 2.4%, compared to the prior year period. The decrease was primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $27.0 million partially offset by increases in sales volumes of existing products and new product sales as well as net revenues generated by acquired businesses.

EMEA operating profit for the three months ended September 29, 2019 decreased $0.1 million, or 0.4%, compared to the prior year period. The decrease was primarily attributable to higher operating expenses partially offset by the gross profit generated from higher sales and favorable fluctuations in foreign currency exchange rates.
EMEA operating profit for the nine months ended September 29, 2019 decreased $10.5 million, or 13.2%, compared to the prior year period. The decrease was primarily attributable to higher operating expenses and unfavorable fluctuations in foreign currency exchange rates partially offset by the gross profit generated from higher sales.
Asia
Asia net revenues for the three months ended September 29, 2019 increased $1.4 million, or 1.7%, compared to the prior year period. The increase was primarily attributable to price increases of $1.7 million and an increase in sales volumes of existing products partially offset by unfavorable fluctuations in foreign currency exchange rate of $2.4 million.
Asia net revenues for the nine months ended September 29, 2019 increased $6.8 million, or 3.2%, compared to the prior year period. The increase was primarily attributable to a $8.0 million increase in sales volumes of existing products and, to a lesser extent, price increases, an increase in new product sales and net revenues generated by acquired businesses. The increases were partially offset by unfavorable fluctuations in foreign currency exchange rates of $9.9 million.
Asia operating profit for the three months ended September 29, 2019 increased $0.6 million, or 3.0%, compared to the prior year period. The increase was primarily attributable to the gross profit generated from higher sales partially offset by increased tariffs in China and higher operating expenses.
Asia operating profit for the nine months ended September 29, 2019 decreased $4.3 million, or 7.7%, compared to the prior year period. The decrease was primarily attributable to the impact of increased tariffs in China, higher operating expenses and unfavorable fluctuations in foreign currency exchange rates. The decreases in operating profit were partially offset by the gross profit generated from higher sales.
OEM
OEM net revenues for the three and nine months ended September 29, 2019 increased $0.5 million, or 1.1%, and $12.8 million, or 8.4%, respectively, compared to the prior year periods. The increases in both periods were primarily attributable to increases in sales volumes of existing products.
OEM operating profit for the three and nine months ended September 29, 2019 increased $1.0 million, or 6.4%, and $5.6 million, or 14.9%, respectively, compared to the prior year period. The increases in both periods were primarily attributable to increases in gross profit resulting from higher sales partially offset by higher operating costs.

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
Cash Flows
Cash flows from operating activities from continuing operations provided net cash of approximately $289.2 million for the nine months ended September 29, 2019 as compared to $302.9 million for the nine months ended September 30, 2018. The $13.7 million decrease was primarily attributable to contingent consideration payments of $26.1 million and the net unfavorable impact of changes in working capital partially offset by favorable operating results. The net unfavorable impact from changes in working capital was primarily due to a net increase in inventories and a net decrease in accounts payable, accrued expenses and other liabilities.

The increase in inventories for the nine months ended September 29, 2019 was $53.3 million compared to an increase of $19.7 million for nine months ended September 30, 2018. The net increase in inventories for the nine months ended September 29, 2019 as compared to the corresponding period in 2018 was attributable to higher inventory purchases to support ongoing business growth and to achieve desired safety stock levels. The net decrease in accounts payable, accrued expenses and other liabilities for the nine months ended September 29, 2019 was $31.6 million compared to an increase of $54.6 million for nine months ended September 30, 2018. The decrease was attributable principally to a decrease in restructuring activity related to the 2018 Footprint realignment plan partially offset by higher payroll related accruals.
Net cash used in investing activities from continuing operations was $73.6 million for the nine months ended September 29, 2019, which included capital expenditures of $83.8 million partially offset by proceeds from cross-currency swap agreements designated as net investment hedges of $8.3 million.
Net cash used in financing activities from continuing operations was $310.5 million for the nine months ended September 29, 2019, which reflected a net decrease in borrowings of $160.5 million, contingent consideration payments of $112.0 million and dividend payments of $47.1 million.
Borrowings

On October 31, 2019, we issued a notice of redemption to holders of our 2024 Notes. Pursuant to the notice of redemption, the 2024 Notes will be redeemed on November 15, 2019 at a redemption price equal to 102.625% of the principal amount of the 2019 Notes plus accrued and unpaid interest to, but not including, the Redemption Date (the "Redemption Price"). We plan to fund the redemption using available borrowings under our revolving credit agreement, and the notice of redemption provides that the redemption is subject to the condition that we are able to borrow funds under its revolving credit agreement on the Redemption Date in an amount sufficient to pay the Redemption Price.

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

At our option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar borrowings and (iii) 1.00% above adjusted LIBOR for a one month interest period, plus in each case an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our consolidated total net leverage ratio (generally, Consolidated Total Funded Indebtedness (which is net of “Qualified Cash”), as defined in the Credit Agreement on the date of determination to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the date of determination). Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.

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

For additional information regarding the Credit Agreement, see Note 9 to the condensed consolidated financial statements included in this report.

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
As of September 29, 2019, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2024 Notes, the 2026 Notes and the 2027 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 29, 2019 and December 31, 2018, we have accrued liabilities of approximately $0.2 million and $0.6 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in risk factors for the quarter ended September 29, 2019, except as follows:
Disruptions in sterilization of our products by third-party vendors or regulatory initiatives further restricting the use of ethylene oxide in sterilization facilities could adversely affect our results of operations and financial condition.
Many of our products require sterilization prior to sale, and we utilize third-party vendors to sterilize our products. A common method for sterilizing medical products involves the use of ethylene oxide, which is listed as a hazardous air pollutant under the Clean Air Act, as amended, and emissions of which are regulated by the U.S. Environmental Protection Agency and other regulatory authorities. One of our contract sterilizers, Sterigenics U.S., LLC, uses ethylene oxide in its sterilization process, including at its facility in Smyrna, Cobb County, Georgia, which has sterilized some of our surgical, intermittent catheter and OEM products. In August 2019, the Georgia Environmental Protection Division (EPD) approved Sterigenics’ plans to install new controls designed to reduce ethylene oxide emissions at the Smyrna facility, and, thereafter, Sterigenics commenced installation of the new controls. In October 2019, Cobb County officials revoked a construction permit relating to the Smyrna facility and issued a formal notice requiring Sterigenics to obtain a new certificate of occupancy for the facility, resulting in the continued suspension of operations at the Smyrna facility, which Sterigenics previously had suspended during the installation period. In addition, the EPD issued a notice to Sterigenics requesting additional information and requiring that additional emissions testing be conducted at the facility. As a result of these developments, our ability to provide the affected products to our customers has been impaired. We are pursuing various measures to enable us to continue to provide the affected products to our customers, including identifying alternate sterilization facilities, provisioning substitute products and instituting targeted global inventory management procedures. However, we cannot provide assurance that any of these initiatives will be successful. In particular, our ability to utilize alternate sterilization facilities may be delayed due to regulations and requirements of the U.S. Food and Drug Administration and other regulatory authorities, as well as due to capacity constraints. Based on currently available information, we believe that the suspension of operations at Sterigenics’ Smyrna facility will adversely affect our revenues by approximately $9 million during the fourth quarter of 2019. In addition, while we are working to identify alternate sterilization facilities for the affected product, if operations at the Smyrna facility remain suspended and we are unable to find adequate sterilization capacity at an alternate facility or facilities, we expect the suspension of operations at the Smyrna facility will continue to adversely affect our revenues in 2020.
In addition, on October 10, 2019, the attorneys general of 15 states and the District of Columbia sent a letter to the EPA urging that the EPA promptly propose and finalize stricter standards for ethylene oxide emissions. Among other things, the attorneys general stated that the current EPA standard for ethylene oxide fails to adequately protect workers and communities, and that the use of ethylene oxide, particularly in the medical device sterilization industry, must be reduced. We are unable to predict the manner in which the EPA will respond to the letter. Any additional regulatory restrictions on the emission of ethylene oxide by sterilization facilities might impair our ability to provide sufficient quantities of sterilized products to our customers and compel us to seek sterilization alternatives that do not entail the use of ethylene oxide. We cannot assure that we would be able to identify such alternatives.

In the event we were to experience any further disruptions in our ability to sterilize our products, whether due to capacity constraints or regulatory or other impediments (including, among other things, regulatory initiatives directed generally to sterilization facilities that utilize ethylene oxide), or we are unable to transition to alternative facilities in a timely or cost effective manner, we could experience a material adverse impact with respect to our results of operations and financial condition.

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
Certification of Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—
Certification of Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	—	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 29, 2019 and September 30, 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2019 and September 30, 2018; (iv) the Condensed Consolidated Balance Sheets as of September 29, 2019 and December 31, 2018; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2019 and September 30, 2018; (vi) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 29, 2019 and September 30, 2018; and (vii) Notes to Condensed Consolidated Financial Statements.
104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, formatted in inline XBRL (included in Exhibit 101.1).

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
Dated: October 31, 2019