Form 10-K
period 2019-12-31
TELEFLEX INC
filed 2020-02-21
CIK 96943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (27,449,837 shares) on June 28, 2019 (the last business day of the registrant’s most recently completed fiscal second quarter) was $9,090,013,523(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date, as reported by the New York Stock Exchange.

The registrant had 46,363,711.00 shares of Common Stock outstanding as of February 18, 2020
DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2020 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.
(1) For purposes of this computation only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

Information Concerning Forward-Looking Statements
All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including:
•changes in business relationships with and purchases by or from major customers or suppliers;
•delays or cancellations in shipments;
•demand for and market acceptance of new and existing products;
•our inability to provide products to our customers, which may be due to, among other things, events that impact key distributors, suppliers and vendors that sterilize our products;
•our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations;
•our inability to effectively execute our restructuring programs;
•our inability to realize anticipated savings resulting from restructuring plans and programs;
•the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation;
•changes in Medicare, Medicaid and third-party coverage and reimbursements;
•the impact of tax legislation and related regulations;
•competitive market conditions and resulting effects on revenues and pricing;
•increases in raw material costs that cannot be recovered in product pricing;
•global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues and the impact of the United Kingdom's departure from the European Union, commonly referred to as "Brexit";
•public health epidemics including the novel coronavirus (referred to as COVID-19);
•difficulties entering new markets; and
•general economic conditions.
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
We are focused on achieving consistent, sustainable and profitable growth and improving our financial performance by increasing our market share and improving our operating efficiencies through:
•development of new products and product line extensions;
•investment in new technologies and broadening the application of our existing technologies;
•expansion of the use of our products in existing markets and introduction of our products into new geographic markets;
•achievement of economies of scale as we continue to expand by utilizing our direct sales force and distribution network to sell new products, as well as by increasing efficiencies in our sales and marketing organizations, research and development activities and manufacturing and distribution facilities; and
•expansion of our product portfolio through select acquisitions, licensing arrangements and business partnerships that enhance, expand or expedite our development initiatives or our ability to increase our market share.
Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to bring to market cost effective, innovative products that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing these products for both existing and new therapeutic applications, as well as developing enhancements to, and product line extensions of, existing products. During 2019 we introduced several product line extensions and five new products. Our portfolio of existing products and products under development consists primarily of Class I and Class II medical devices, most of which require 510(k) clearance by the U.S. Food and Drug Administration ("FDA") for sale in the U.S., and some of which are exempt from the requirement to obtain 510(k) clearance. We believe that seeking 510(k) clearance or qualifying for 510(k)-exempt status reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to the premarket approval, or PMA, process that would be required for Class III medical devices. See "Government Regulation" below for additional information.
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
OUR SEGMENTS
During 2019, our chief operating decision maker (our Chief Executive Officer) changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources by focusing on the geographic location of all non-OEM operations. As a result, we changed our segment presentation. Specifically, the Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Interventional Urology North America, Respiratory North America and Latin America operating segments were combined into a new Americas segment. We now have four segments: Americas, EMEA (Europe, the Middle East and Africa), Asia (Asia Pacific) and OEM (Original Equipment Manufacturer and Development Services).
Each of our three geographic segments provides a comprehensive portfolio of medical technology products used by hospitals and healthcare providers. However, certain of our products are more heavily concentrated within certain segments. For example, most of our urology products are sold by our EMEA segment and most of our interventional urology products are sold by our Americas segment. Our product portfolio is described in the products section below.
Our OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers. Our OEM division, which includes the TFX OEM and Deknatel OEM brands, provides custom-engineered extrusions, diagnostic and interventional catheters, balloons and balloon catheters, sheath/dilator sets (introducers) and kits, sutures, performance fibers and bioresorbable resins and fibers.
The following charts depict our net revenues by reportable operating segment as a percentage of our total consolidated net revenues for the years ended December 31, 2019, 2018 and 2017.
OUR PRODUCTS

Our product categories within our geographic segments include vascular access, anesthesia, interventional, surgical, interventional urology, respiratory and urology. Each of these categories and the key products sold therein are described in more detail below.

Vascular Access: Our Vascular Access product category offers devices that facilitate a variety of critical care therapies and other applications with a primary focus on helping reduce vascular-related complications. These products primarily consist of our Arrow branded catheters and related devices including catheter positioning systems in addition to our intraosseous, or in the bone, access systems.
Our catheters are used in a wide range of procedures, including the administration of intravenous therapies, the measurement of blood pressure and the withdrawal of blood samples through a single puncture site. Many of our catheters provide antimicrobial and antithrombogenic catheter protection technology and provide clinical benefits that have shown to reduce the risk of catheter related bloodstream infections and to reduce microbial colonization and thrombus accumulation on catheter surfaces.
Our intraosseous access systems are designed for the delivery of medications and fluids when traditional vascular access is difficult or impossible. Our products offer a method for vascular access that can be administered quickly and effectively in hospital and pre-hospital emergency situations and include the EZ-IO Intraosseous Vascular Access System and Arrow FAST1 Sternal IO System.
Interventional: Our Interventional product category offers devices that facilitate a variety of applications to diagnose and deliver treatment via the vascular system of the body. These products primarily consist of a variety of coronary catheters, structural heart therapies, peripheral intervention products and cardiac assist products that are used by interventional cardiologists, interventional radiologists and vascular surgeons. Clinical benefits of our products include increased vein and artery access and increased support during complex medical procedures. Our product offerings consists of a portfolio of Arrow branded catheters, Guideline and Trapliner catheters, the Manta Vascular Closure and Arrow Oncontrol devices.

Anesthesia: Our Anesthesia product category is comprised of airway and pain management product lines that support hospital, emergency medicine and military channels.
Our airway management products and related devices are designed to enable use of standard and advanced anesthesia techniques in both pre-hospital emergency and hospital settings. Our key products include laryngoscopes, supraglottic airways, endotracheal tubes and atomization devices, which are branded under our LMA, Rusch and MAD tradenames.

Our pain management product line includes catheters and disposable pain pumps for regional anesthesia, designed to improve patients’ post-operative pain experience, which are branded under our Arrow tradename.

Surgical: Our Surgical product category consists of single-use and reusable products designed to provide surgeons with devices for use in a variety of surgical procedures. These products primarily consist of metal and polymer ligation clips, fascial closure surgical systems used in laparoscopic surgical procedures, percutaneous surgical systems and other surgical instruments. Our significant surgical brands include Weck, Minilap, Pleur-Evac, Deknatel, KMedic and Pilling.
Interventional Urology: Our interventional urology product category includes the UroLift System, a minimally invasive technology for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The UroLift System involves the placement of permanent implants, typically through a transurethral outpatient procedure, that hold the prostate lobes apart to relieve compression on the urethra without cutting, heating or removing prostate tissue. Our Interventional Urology product portfolio is most heavily weighted in our Americas segment.
Respiratory: Our respiratory products are used in a variety of care settings and include oxygen therapy products, aerosol therapy products, spirometry products and ventilation management products marketed under the Hudson RCI brand name.
Urology: Our urology product portfolio provides bladder management for patients in the hospital and individuals in the home care markets. The product portfolio consists principally of a wide range of catheters (including Foley, intermittent, external and suprapubic), urine collectors, catheterization accessories and products for operative endourology, which are marketed under the Rusch brand name. Our urology product portfolio is most heavily weighted in our EMEA segment.

OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are affected by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2019, 2018 and 2017 derived from each of our end markets.
GOVERNMENT REGULATION
We are subject to comprehensive government regulation both within and outside the U.S. relating to the development, manufacture, sale and distribution of our products.
Regulation of Medical Devices in the U.S
All of our medical devices manufactured or distributed in the U.S. are subject to the Federal Food, Drug, and Cosmetic Act (“FDC Act”), and its implementing regulations, which are enforced by the FDA. The FDA and, in some cases, other government agencies administer requirements for the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, servicing, marketing, importing and exporting of all finished devices intended for human use. Additional FDA requirements include premarket clearance and approval, advertising and promotion, distribution, post-market surveillance, import and export of our medical devices.
Unless an exemption, pre-amendment grandfather status or FDA enforcement discretion applies, each medical device that we market in the U.S. must first receive either clearance as a Class I or, typically, a Class II device (by submitting a premarket notification (“510(k)”) or approval as a Class III device (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. To obtain 510(k) clearance, a manufacturer must demonstrate that the proposed device is substantially equivalent to a legally marketed device (a 510(k)-cleared device, pre-amendment device for which FDA has not called for PMAs or a device with a de novo authorization), referred to as the "predicate device." Substantial equivalence is established by the applicant showing that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device.  The FDA’s 510(k) clearance process requires regulatory competence to execute and usually takes four to nine months, but it can last longer. A device that is not eligible for the 510(k) process because there is no predicate device may be reviewed through the de novo process (the process for granting marketing authorization when no substantially equivalent device exists) if the FDA agrees it is a low to moderate risk device. A device not eligible for 510(k) clearance or de novo authorization is categorized as Class III and must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.  The process of obtaining PMA approval also requires specific regulatory competence and is more costly, lengthy and uncertain than the 510(k) or de novo process. It generally takes from one to three years or even longer. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I (510(k) exempt) and Class II devices that require 510(k) clearance, although a few are 510(k)-exempt.  In addition, certain modifications made to devices after they receive clearance or approval may require a new 510(k) clearance or approval of a PMA or PMA supplement. We cannot be sure that 510(k) clearance or PMA approval will be obtained in a timely matter if at all for any device that we propose to market.

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) clearance or a de novo authorization.  The sponsor of a clinical study must comply with and conduct the study in accordance with the applicable federal regulations, including FDA’s requirements for investigational device exemptions (“IDE”) requirements and good clinical practice (“GCP”).  Clinical trials must also be approved by an institutional review board ("IRB"), which is an appropriately constituted group that has been formally designated to review biomedical research involving human subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety, and welfare of the human research subject.  The FDA may order the temporary, or permanent, hold or discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects.  An IRB may also require the clinical trial to be halted at a given clinical trial site for failure to comply with the IRB’s requirements or failure to adequately ensure the protection of human subjects, or may impose other conditions. Conducting medical device clinical trials is a complex and costly activity and frequently requires the use of outsourced resources that specialize in planning and conducting the clinical trial for the medical device manufacturer.
A device placed on the market must comply with numerous regulatory requirements. Those regulatory requirements include the following:
•device listing and establishment registration;
•adherence to the Quality System Regulation (“QSR”), which requires stringent design, testing, control, documentation, complaint handling and other quality assurance procedures;
•labeling requirements;
•prohibitions against the promotion of off-label uses or indications;
•adverse event and malfunction reporting (Medical Device Reports or "MDRs");
•post-approval restrictions or conditions, potentially including post-approval clinical trials or other required testing;
•post-market surveillance requirements;
•the FDA’s recall authority, whereby it can require or request the recall of products from the market; and
•reporting and documentation of voluntary corrections or removals.
The FDA has issued final regulations regarding the Unique Device Identification (“UDI”) System, which requires manufacturers to label or mark certain medical devices and/or their packaging with unique identifiers. Although the FDA expects that the UDI System will help track products during recalls and improve patient safety, it has required us to make changes to our manufacturing and labeling, which could increase our costs. The UDI System is being implemented in stages based on device risk, with the first requirements having taken effect in September 2014 and the last taking effect in September 2022.
Certain of our medical devices are sold in kits that include a drug component, such as lidocaine. These types of kits are generally regulated as combination products within the Center for Devices and Radiological Health ("CDRH") under the device regulations because the device provides the primary mode of action of the kit. Although the kit as a whole is regulated as a medical device, it may be subject to certain drug requirements such as current good manufacturing practices (“cGMPs”) and adverse drug experience reporting requirements, to the extent applicable to the drug-component repackaging activities and subject to inspection to verify compliance with cGMPs as well as other regulatory requirements.
Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections by FDA personnel to verify compliance with the QSR (21 CFR Part 820) as well as other regulatory requirements. Similar inspections are performed by Notified Bodies to verify compliance to applicable ISO standards (e.g. ISO 13485:2016), requirements under the Medical Device Single Audit Program ("MDSAP") applicable to regulatory requirements Australia, Brazil, Canada, Japan and the U.S. and/or medical device regulations and requirements from the countries in which we distribute product and other specified audits by regulatory authorities. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or total shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. The FDA also has the authority under certain circumstances to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.  Any of these actions could have an adverse effect on our business.
Regulation of Medical Devices Outside of the U.S.
Medical device laws also are in effect in many of the markets outside of the U.S. in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Manufacturing certification requirements and audits through the MDSAP program or other regulatory authority inspections also apply. In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices (as compared to the predecessor Medical Device Directive), including in the area of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. Manufacturers of currently marketed medical devices will have until May 2020 to meet the requirements of the EU MDR. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
Healthcare Laws
We are subject to various federal, state and local laws in the U.S. targeting fraud and abuse in the healthcare industry.  These laws prohibit us from, among other things, soliciting, offering, receiving or paying any remuneration to induce the referral or use of any item or service reimbursable under Medicare, Medicaid or other federally or state financed healthcare programs.  Violations of these laws are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.  In addition, we are subject to federal and state false claims laws in the U.S. that prohibit the submission of false payment claims under Medicare, Medicaid or other federally or state funded programs.  Certain marketing practices, such as off-label promotion, and violations of federal anti-kickback laws may also constitute violations of these laws.
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
Other Regulatory Requirements
We are also subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws applicable in jurisdictions outside the U.S. that generally prohibit companies and their intermediaries from improperly offering or paying anything of value to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the U.S. are with government entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced government corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. In the sale, delivery and servicing of our medical devices and software outside of the U.S., we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and the Department of Commerce’s Bureau of Industry and Security (“BIS”) which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. Despite our global trade and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or other agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.
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
SUPPLIERS AND MATERIALS
Materials used in the manufacture and sterilization of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used, the components supplied and the sterilization services provided for our overall operations. Most of the materials, components and sterilization services we utilize are available from multiple sources, and where practical, we attempt to identify alternative suppliers. However, our ability to establish alternate sources of supply of materials and sterilization services may be delayed due to FDA and other regulatory authority requirements regarding the manufacture and sterilization of our products. Volatility in commodity prices, particularly with respect to aluminum, steel and plastic resins, can have a significant impact on the cost of producing certain of our products. We may not be able to successfully pass cost increases through to all of our customers, particularly original equipment manufacturers.
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

SEASONALITY
Portions of our revenues are subject to seasonal fluctuations. Incidence of flu and other disease patterns and, to a lesser extent, the frequency of elective medical procedures affect revenues related to single-use products.  Historically, we have experienced higher sales in the fourth quarter as a result of these factors.
EMPLOYEES
We employed approximately 14,400 full-time and temporary employees at December 31, 2019. Of these employees, approximately 3,900 were employed in the U.S. and 10,500 in countries other than the U.S. Approximately 13% of our employees in the U.S. and in other countries were covered by union contracts or collective-bargaining arrangements. We believe we have good relationships with our employees.
ENVIRONMENTAL
We are subject to various environmental laws and regulations both within and outside the U.S. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While we continue to devote resources to compliance with existing environmental laws and regulations, we cannot ensure that our costs of complying with current or future environmental protection, health and safety laws and regulations will not exceed our estimates or will not have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we cannot ensure that we will not be subject to environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Liam J. Kelly	53	President and Chief Executive Officer
Thomas E. Powell	58	Executive Vice President and Chief Financial Officer
Cameron P. Hicks	55	Corporate Vice President, Human Resources and Communications
James J. Leyden	53	Corporate Vice President, General Counsel and Secretary
Mario Wijker	52	Corporate Vice President, QA/RA
James Winters	47	Corporate Vice President, Manufacturing and Supply Chain
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
Mr. Hicks has been our Corporate Vice President, Human Resources and Communications since April 2013. Prior to joining Teleflex, Mr. Hicks served as Executive Vice President of Human Resources & Organizational Effectiveness for Harlan Laboratories, Inc., a private global provider of pre-clinical and non-clinical research services, from July 2010 to March 2013. From April 1990 to January 2010, Mr. Hicks held various leadership roles with MDS Inc., a provider of products and services for the development of drugs and the diagnosis and treatment of disease, including Senior Vice President of Human Resources for MDS’ global Pharma Services division from November 2000 to January 2010.
Mr. Leyden has been our Corporate Vice President, General Counsel and Secretary since February 2014. He previously held the positions of Acting General Counsel from November 2013 to February 2014, Deputy General Counsel from February 2013 to November 2013 and Associate General Counsel from December 2004 to February 2013. Prior to joining Teleflex, Mr. Leyden served as general counsel of InfraSource Services, Inc., a utility infrastructure construction company, from April 2004 to December 2004. From February 2002 to April 2004, he served as Associate General Counsel of Aramark Corporation, a provider of food, facility and uniform services.

Mr. Wijker has been our Corporate Vice President, QA/RA since January 2019. Prior to joining Teleflex, Mr. Wijker served as Global Vice President Quality and Regulatory for Mölnlycke Health Care AB, a medical device company, from May 2016 to December 2018. From April 2014 to January 2016, Mr. Wijker served as Senior Director Global Regulatory Affairs for Boston Scientific Corporation, a medical device company. From January 2012 to March 2014, he held the position of Director Quality and Regulatory Affairs International for the American Medical Systems division of Endo International plc, a pharmaceutical company. From September 2003 to December 2011, Mr. Wijker held various regulatory affairs and quality assurance positions with Life Technologies Corporation, a life sciences and in vitro diagnostics company.

Mr. Winters has been our Corporate Vice President, Manufacturing and Supply Chain since February 2020. He previously held the position of Global Head of Manufacturing from March 2018 to January 2020. Prior to joining Teleflex, Mr. Winters held various senior management and operational roles with the DePuy Synthes division of Johnson & Johnson, a healthcare company, from August 2005 to February 2018. Most recently, Mr. Winters served as Vice President Global Manufacturing, Joint Reconstruction for DePuy Synthes from February 2015 to February 2018.
Our officers are elected annually by our board of directors. Each officer serves at the discretion of the board.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, results of operations or stock price.
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
In addition, the medical device industry is characterized by extensive product research and development and rapid technological advances. The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and enhance existing products. Our product development efforts may require us to make substantial investments. There can be no assurance that we will be able to successfully develop new products, enhance existing products or achieve market acceptance of our products, due to, among other things, our inability to:
•identify viable new products;
•maintain sufficient liquidity to fund our investments in research and development and product acquisitions;
•obtain adequate intellectual property protection;
•gain market acceptance of new products; or
•successfully obtain regulatory approvals.
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
Our products are medical devices and are subject to extensive regulation in the U.S. by the FDA and by comparable government agencies in other countries. The regulations govern, among other things, the development, design, clinical testing, premarket clearance and approval, manufacturing, labeling, importing and exporting and sale and marketing of many of our products. Moreover, these regulations are subject to future change.

In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive either 510(k) clearance or de novo authorization or approval of a premarket approval application, or PMA, from the FDA. Similarly, most major markets for medical devices outside the U.S. also require clearance, approval or compliance with certain standards before a product can be commercially marketed. In the EU, the EU MDR will, when it enters into full force in May 2020, include significant additional pre- and post-market requirements. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign government authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA or a foreign government authority may make its review and clearance or approval process more rigorous, which could require us to generate additional clinical or other data, and expend more time and effort, in obtaining future product clearances or approvals. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, substantial additional costs or limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations. Even after a product has received marketing approval or clearance, such product approval or clearance can be withdrawn or limited due to unforeseen problems with the device or issues relating to its application.
Failure to comply with applicable regulations could lead to adverse effects on our business, which could include:
•partial suspension or total shutdown of manufacturing;
•product shortages;
•delays in product manufacturing;
•warning or untitled letters;
•fines or civil penalties;
•delays in or restrictions on obtaining new regulatory clearances or approvals;
•withdrawal or suspension of required clearances, approvals or licenses;
•product seizures or recalls;
•injunctions;
•criminal prosecution;
•advisories or other field actions;
•operating restrictions; and
•prohibitions against exporting of products to, or importing products from, countries outside the U.S.
We could be required to expend significant financial and human resources to remediate failures to comply with applicable regulations and quality assurance guidelines. In addition, civil and criminal penalties, including exclusion under Medicaid or Medicare, could result from certain regulatory violations. Any one or more of these events could have a material adverse effect on our business, financial condition and results of operations.
Medical devices are cleared or approved for one or more specific intended uses and performance claims must be adequately substantiated. Promoting a device for a use outside of the cleared or approved intended use or population, that is, an off-label use, or making false, misleading or unsubstantiated claims could result in government enforcement action.
Furthermore, our facilities are subject to periodic inspection by the FDA and other federal, state and foreign government authorities, which require manufacturers of medical devices to adhere to certain regulations, including the FDA’s Quality System Regulation ("QSR"), which requires, among other things, periodic audits, design controls, quality control testing and documentation procedures, as well as complaint evaluations and investigation. In addition, any facilities assembling kits that include drug components and are registered as drug repackaging establishments are also subject to current good manufacturing practices requirements for drugs. The FDA also requires the reporting of certain adverse events and product malfunctions and requires the reporting of certain recalls or other field safety corrective actions for medical devices. Issues identified through such inspections and reports may result in FDA enforcement action through any of the actions discussed above. Moreover, issues identified through such inspections and reports may require significant resources to resolve.

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
We are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the governments of those states and foreign countries in which we conduct our business. The laws that may affect our ability to operate include:
•the federal healthcare anti-kickback statute, which, among other things, prohibits persons from knowingly and willfully offering or paying remuneration, one purpose of which is to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid, or soliciting payment for such referrals, purchases, orders and recommendations;
•federal false claims laws which, among other things, prohibit individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government, including Medicare, Medicaid or other third-party payors;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits schemes to defraud any healthcare benefit program and false statements relating to healthcare matters; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
In addition, as part of our efforts to increase operating efficiencies, we have implemented a number of initiatives over the past several years to consolidate our enterprise resource planning, or ERP, systems. Most recently, we upgraded the ERP system used by our EMEA segment to our global ERP system in 2019. To date, we have not experienced any significant disruptions to our business or operations in connection with these initiatives. However, as we continue our efforts to further consolidate our ERP systems, we could experience business disruptions, which could adversely affect customer relationships and divert the attention of management away from daily operations. In addition, any delays in the implementation of these initiatives could cause us to incur additional unexpected costs. Should we experience such difficulties, our business, cash flows and results of operations could be adversely affected.
Disruptions in sterilization of our products or regulatory initiatives further restricting the use of ethylene oxide in sterilization facilities could adversely affect our results of operations and financial condition.
Many of our products require sterilization prior to sale. A common method for sterilizing medical products involves the use of ethylene oxide, which is listed as a hazardous air pollutant under the Clean Air Act, as amended, and emissions of which are regulated by the U.S. Environmental Protection Agency and other regulatory authorities. One of our contract sterilizers, Sterigenics U.S., LLC, uses ethylene oxide in its sterilization process, including at its facility in Smyrna, Cobb County, Georgia, which has sterilized some of our surgical, intermittent catheter and OEM products. During the fourth quarter of the year ended December 31, 2019, operations at the Smyrna facility were suspended by state and local officials due to issues associated with the facility's use of ethylene oxide in its sterilization operations. During the suspension, our ability to provide affected products to our customers was impaired. While we have secured alternate sterilization facilities for the affected product, based on currently available information, we believe that the disruption in the supply of our product will adversely affect our 2020 revenues by $5 million to $7 million. Our 2020 revenues may be further adversely affected if we experience any significant difficulties or delays in accessing the sterilization capacity at the alternate facilities.
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
A significant portion of our U.S. revenues is derived from sales to distributors, and “destocking” activity by these distributors can adversely affect our revenues and results of operations.
A significant portion of our revenues in the U.S. is derived from sales to distributors, which, in turn, sell our products to hospitals and other health care institutions. From time to time, these distributors may decide to reduce their levels of inventory with regard to certain of our products, a practice we refer to as “destocking.” A distributor's decision to reduce inventory levels with respect to our products may be based on a number of factors, such as distributor expectations regarding demand for a particular product, distributor buying decisions (including decisions to purchase competing products), changes in distributor policies regarding the maintenance of inventory levels, economic conditions and other factors. For example, during the third quarter of 2016, we experienced a decline in purchases by our U.S. distributors that adversely affected our revenues and results of operations. We believe the reduction resulted from the distributors' expectations of a less severe 2016-2017 flu season, which resulted in reduced levels of purchasing with respect to certain of our products that are used for treatment of hospitalized patients suffering from the flu. Following such instances of reduced purchases, distributors may revert to previous purchasing levels; nevertheless, we cannot assure that distributors will, in fact, increase purchases of our products in this manner. A decline in the level of product purchases by our U.S. distributors in the future could have a material adverse effect on our revenues and results of operations during a reporting period, and an extended decline in such product purchases could have a longer term material adverse effect.
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
In addition, if any of our products are, or are alleged to be, defective, we may voluntarily conduct, or be required by regulatory authorities to conduct, a recall of that product. In the event of a recall, we may lose sales and be exposed to individual or class-action litigation claims. Moreover, negative publicity regarding a quality or safety issue, whether accurate or inaccurate, could harm our reputation, decrease demand for our products, lead to product withdrawals or impair our ability to successfully launch and market our products in the future. Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.
The ongoing volatility in the domestic and global financial markets, combined with a continuation of constrained global credit markets, could adversely impact our results of operations, financial condition and liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions. The economic slowdown and disruption of credit markets that occurred several years ago led to recessionary conditions and depressed levels of consumer and commercial spending, resulting in reductions, delays or cancellations of purchases of our products and services. Despite improvements in recent years, particularly in the U.S., economic conditions continue to cause disruption in some financial markets, resulting in, among other things, diminished liquidity and credit availability. We cannot predict the duration or extent of any economic recovery or the extent to which our customers will return to more typical spending behaviors. The continuation in a number of markets of weak economic growth, constricted credit, public sector austerity measures in response to public budget deficits and foreign currency volatility, particularly with respect to the euro, could have a material adverse effect on our results of operations, financial condition and liquidity.
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

In connection with certain of our completed acquisitions, we have agreed to pay consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating earnings, which could have a material impact on our results of operations. As of December 31, 2019, we accrued $219.9 million of contingent consideration, most of which related to our acquisition of NeoTract. In addition, actual payments may differ materially from the amount of the contingent liability , which could have a material impact on our results of operations, cash flows and liquidity. For information regarding assumptions related to our contingent consideration liabilities, see “Critical Accounting Policies and Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For additional information regarding our acquisitions, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
Health care reform may have a material adverse effect on our industry and our business.

Political, economic and regulatory developments have effected fundamental changes in the healthcare industry. The Affordable Care Act substantially changed the way health care is financed by both government and private insurers. It also encourages improvements in the quality of health care products and services and significantly impacts the U.S. pharmaceutical and medical device industries. Among other things, the Affordable Care Act:
•established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;
•implemented payment system reforms, including a national pilot program to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models; and
•created an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.
We cannot predict at this time the full impact of the Affordable Care Act or other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flows. In this regard, several legislative initiatives to repeal and replace the Affordable Care Act were proposed, but not adopted in 2017. However, U.S. tax legislation adopted in December 2017 and commonly referred to as the Tax Cuts and Jobs Act ("TCJA") eliminated the individual mandate under the Affordable Care Act, which has resulted in increased uncertainty regarding insurance premium prices for participants in insurance exchanges under the act, and may have other effects. Moreover, on December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the individual mandate provision of the Affordable Care Act is unconstitutional and the remainder of the act is invalid, although the Court stayed its ruling pending appeal. The nature and effect of any modification or repeal of, or legislative substitution for, the Affordable Care Act, or any court decision regarding the act's validity, is uncertain, and we cannot predict the effect that any of these events would have on the longer-term viability of the act, or on our financial condition, results of operations or cash flows.
We are subject to risks associated with our non-U.S. operations.

We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the U.S., including Belgium, the Czech Republic, Germany, Ireland, Malaysia and Mexico. In addition, a significant portion of our non-U.S. revenues are derived from sales to third party distributors. As of December 31, 2019, 73% of our full-time and temporary employees were employed in countries outside of the U.S., and approximately 45% of our net property, plant and equipment was located outside the U.S. In addition, for the years ended December 31, 2019, 2018 and 2017 38%, 41% and 42%, respectively, of our net revenues (based on the Teleflex entity generating the sale) were derived from operations outside the U.S.

Our international operations are subject to risks inherent in doing business outside the U.S., including:

•exchange controls, currency restrictions and fluctuations in currency values;
•trade protection measures, tariffs and other duties, especially in light of trade disputes between the U.S. and several foreign countries, including China;
•potentially costly and burdensome import or export requirements;
•laws and business practices that favor local companies;
•changes in foreign medical reimbursement policies and procedures;
•subsidies or increased access to capital for firms that currently are or may emerge as competitors in countries in which we have operations;
•substantial non-U.S. tax liabilities, including potentially negative consequences resulting from changes in tax laws;
•restrictions and taxes related to the repatriation of non-U.S. earnings;
•differing labor regulations;
•additional U.S. and foreign government controls or regulations;
•the impact of the United Kingdom's departure from the European Union, commonly referred to as "Brexit";
•public health epidemics;
•difficulties in the protection of intellectual property; and
•unsettled political and economic conditions and possible terrorist attacks against American interests.
In addition, the U.S. Foreign Corrupt Practices Act (the “FCPA”) prohibits companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Similar anti-bribery laws are in effect in several foreign jurisdictions. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments to government officials, and to prevent the establishment of “off the books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the U.S. are with government entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, we operate in many parts of the world that have experienced government corruption to some degree.  Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent reckless or criminal acts by our employees, distributors or other agents. In addition, we may be exposed to liability due to pre-acquisition conduct of employees, distributors or other agents of businesses or operations we acquire. Violations of anti-bribery laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition, results of operations and cash flows. We also could be subject to severe penalties and other adverse consequences, including criminal and civil penalties, disgorgement, substantial expenditures related to further enhancements to our procedures, policies and controls, personnel changes and other remedial actions, as well as harm to our reputation.

Furthermore, we are subject to the export controls and economic embargo rules and regulations of the U.S., including the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as other laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we train our employees and contractually obligate our distributors to comply with these regulations, we cannot assure that a violation will not occur, whether knowingly or inadvertently. Failure to comply with these rules and regulations may result in substantial civil and criminal penalties, including fines and the disgorgement of profits, the imposition of a court-appointed monitor, the denial of export privileges and debarment from participation in U.S. government contracts, any of which could have a material adverse effect on our international operations or on our business, results of operations, financial condition and cash flows.

Our results of operations and financial condition may be adversely affected by public health epidemics, including the novel coronavirus reported to have originated in Wuhan, China.

Our results of operations and financial condition may be adversely affected if a public health epidemic, including the novel coronavirus (referred to as COVID-19) reported to have originated in Wuhan, China, interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A public health epidemic, including the coronavirus, poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We face similar risks if a public health epidemic, including the coronavirus, affects other geographic areas where our employees, contractors, suppliers, customers and other business partners are located.
Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. Products manufactured in, and sold into, foreign markets represent a significant portion of our operations. Our consolidated financial statements reflect translation of financial statements denominated in non-U.S. currencies to U.S. dollars, our reporting currency, as well as the foreign currency exchange gains and losses resulting from the remeasurement of assets and liabilities and from transactions denominated in currencies other than the primary currency of the country in which the entity operates, which we refer to as "non-functional currencies." A strengthening or weakening of the U.S. dollar in relation to the foreign currencies of the countries in which we sell or manufacture our products, such as the euro, will affect our U.S. dollar-reported revenue and income. Although we have entered into forward contracts with several major financial institutions to hedge a portion of our monetary assets and liabilities and projected cash flows denominated in non-functional currencies in order to reduce the effects of currency rate fluctuations, changes in the relative values of currencies may, in some instances, have a significant effect on our results of operations.
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
In 2018 and 2019, we entered into cross-currency swap agreements with several financial institutions to hedge against the effect of variability in the U.S. dollar to euro exchange rate. The swap agreements require an exchange of the notional amounts between us and the counterparties upon expiration or earlier termination of the agreements. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has declined from the rate in effect on the execution date, we are required to pay the counterparties an amount equal to the excess of the U.S. dollar value over the euro principal amount (we and the counterparties have agreed to a net settlement with regard to the exchange of the notional amounts at the date of expiration or earlier termination of the agreements). In the event of a significant decline in the U.S. dollar to euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of our swap agreements, the U.S. dollar to euro exchange rate has declined by 10% from the rate in effect at the inception of our agreements, we would be required to pay approximately $75 million to the counterparties in respect of the notional settlement. To the extent we enter into additional cross-currency swap agreements, a decline in the relevant exchange rates could further adversely affect our cash flows.
Fluctuations in our effective tax rate and changes to tax laws may adversely affect us.
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws (including the impact of the enactment of the TCJA). Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our success depends, in part, on our ability to continue to retain key personnel, including our executive officers and other members of our senior management team. Our success also depends, in part, on our ability to attract, train, develop and retain other key employees, including research and development, sales, marketing and operations personnel. We may experience difficulties in retaining executives and other employees due to many factors, including:
•the intense competition for skilled personnel in our industry;
•fluctuations in global economic and industry conditions;
•changes in our organizational structure;
•our restructuring initiatives;
•competitors’ hiring practices; and
•the effectiveness of our compensation programs.
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
We rely on the patent, trademark, copyright and trade secret laws of the U.S. and other countries to protect our proprietary rights. Although we own numerous U.S. and foreign patents and have submitted numerous patent applications, we cannot be assured that any pending patent applications will issue, or that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged, invalidated or circumvented by third parties. In addition, we rely on confidentiality and non-disclosure agreements with employees and take other measures to protect our know-how and trade secrets. The steps we have taken may not prevent unauthorized use of our technology by competitors or other persons who may copy or otherwise obtain and use these products or technology, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as in the U.S. We cannot assure that current and former employees, contractors and other parties will not breach their confidentiality agreements with us, misappropriate proprietary information, copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Our inability to protect our proprietary technology could adversely affect our business, financial condition, results of operations and cash flows. Moreover, there can be no assurance that others will not independently develop know-how and trade secrets comparable to ours or develop better technology than our own, which could reduce or eliminate any competitive advantage we have developed.
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
As of December 31, 2019, we had total consolidated indebtedness of $1.9 billion.
Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to satisfy our debt obligations. It could also have significant effects on our business. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, research and development efforts and other general corporate expenditures;
•limit our ability to borrow additional funds for general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from pursuing business opportunities; and
•place us at a disadvantage compared to competitors that have less indebtedness.
If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness when due or to fund our other liquidity needs, we may be forced to:
•refinance all or a portion of our indebtedness;
•sell assets;
•reduce or delay capital expenditures; or
•seek to raise additional capital.
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
Our senior credit agreement and the indentures governing our 4.875% senior notes due 2026 (the "2026 Notes") and our 4.625% senior notes due 2027 (the "2027 Notes" and, together with the 2026 Notes, the "Senior Notes") contain covenants that, among other things, impose significant restrictions on our business. The restrictions that these covenants place on us and our restricted subsidiaries collectively include limitations on our and their ability to, among other things:
•incur additional indebtedness or issue preferred stock or otherwise disqualified stock;
•create liens;
•pay dividends, make investments or make other restricted payments;
•sell assets;
•merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and
•enter into transactions with our affiliates.
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
We may issue additional shares of our common stock or instruments convertible into our common stock, which could cause the price of our common stock to decline.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2019, we had outstanding approximately 46.0 million shares of our common stock, options to purchase 1.3 million shares of our common stock (of which approximately 1.0 million were vested as of that date), restricted stock units covering 0.2 million shares of our common stock (which are expected to vest over the next three years), performance stock units covering a maximum of 46,660 shares of our common stock (which may vest in early 2021, depending on our performance with regard to specified financial measures and market performance of our common stock compared to designated public companies) and 1,767 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2019, 3.4 million shares of our common stock were reserved for issuance upon the exercise of stock options. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.
If we issue additional shares of our common stock or instruments convertible into our common stock, such issuances may materially and adversely affect the price of our common stock. Furthermore, our issuance of shares upon the exercise of some or all of the outstanding stock options, as well as the vesting of restricted stock units and some or all of the performance stock units will dilute the ownership interests of existing stockholders, and the subsequent sale in the public market of such shares of our common stock could adversely affect prevailing market prices of our common stock.
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
We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things:
•the generation, storage, use and transportation of hazardous materials;
•emissions or discharges of substances into the environment; and
•the health and safety of our employees.
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
As of December 31, 2019, approximately 13% of our employees in the U.S. and in other countries were covered by union contracts or collective bargaining arrangements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
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
Certain provisions in the indentures governing the Senior Notes could make it more difficult or more expensive for a third party to acquire us. If an acquisition event constitutes a “change of control,” as defined in the indentures governing the Senior Notes, holders of such notes will have the right to require us to purchase their notes in cash (in the case of the 2027 Notes, the right will apply only if the change in control is coupled with a ratings downgrade).

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
Our major facilities (those with 50,000 or greater square feet) at December 31, 2019 are as follows:

Location	Square Footage	Owned or Leased
Olive Branch, MS	627,000	Leased
Kamunting, Malaysia	286,000	Owned
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	204,000	Owned
Morrisville, NC	162,000	Leased
Chihuahua, Mexico	153,000	Owned
Maple Grove, MN	129,000	Owned
Zdar Nad Sazauou, Czech Republic	108,000	Owned
Chihuahua, Mexico	100,000	Leased
Tecate, Mexico	102,000	Owned
Hradec Kralove, Czech Republic	92,000	Owned
Chelmsford, MA	91,000	Leased
Kulim, Malaysia	90,000	Owned
Kernen, Germany	86,000	Leased
Arlington Heights, IL	86,000	Leased
Wayne, PA	84,000	Leased
Jaffrey, NH	81,000	Owned
Kamunting, Malaysia	77,000	Leased
Pleasanton, CA	76,000	Leased
Chihuahua, Mexico	68,000	Leased
Chihuahua, Mexico	63,000	Owned
Reading, PA	63,000	Leased
Limerick, Ireland	59,000	Owned
Mansfield, MA	57,000	Leased
Bad Liebenzell, Germany	53,000	Leased
Operations in each of our business segments are conducted at locations both in and outside of the U.S. Of the facilities listed above, with the exception of Jaffrey, NH, Mansfield, MA, and Limerick, Ireland, which are used solely for the OEM segment, our facilities generally serve more than one business segment and are often used for multiple purposes, such as administrative/sales, manufacturing and warehousing/distribution.
In addition to the properties listed above, we own or lease approximately 750,000 square feet of additional warehousing, manufacturing and office space in the North America, South America, Europe, Asia and Africa.

ITEM 3. LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of December 31, 2019 and 2018, we accrued liabilities of $0.4 million and $0.6 million respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TFX.” As of February 18, 2020, we had 436 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other financial institutions for the accounts of beneficial owners.
Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2014 and that all dividends were reinvested.
MARKET PERFORMANCE

Company / Index	2014	2015	2016	2017	2018	2019
Teleflex Incorporated	100	116	143	222	232	340
S&P 500 Index	100	101	114	138	132	174
S&P 500 Healthcare Equipment & Supply Index	100	106	113	148	169	219

ITEM 6. SELECTED FINANCIAL DATA

	2019(1)	2018(1)	2017(1)	2016(1)	2015(1)
	(Dollars in thousands, except per share)
Statement of Income Data:
Net revenues	$2,595,362	$2,448,383	$2,146,303	$1,868,027	$1,809,690
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$427,254	$321,704	$372,279	$319,453	$315,891
Income from continuing operations	$461,981	$196,432	$155,263	$237,651	$236,808
Amounts attributable to common shareholders for income from continuing operations	$461,981	$196,432	$155,263	$237,187	$235,958
Per Share Data:
Income from continuing operations — basic	$10.00	$4.30	$3.45	$5.47	$5.68
Income from continuing operations — diluted	$9.81	$4.20	$3.33	$4.98	$4.91
Cash dividends	$—	$1.36	$1.36	$1.36	$1.36
Balance Sheet Data:
Total assets	$6,309,820	$6,277,991	$6,181,492	$3,891,213	$3,871,774
Long-term borrowings	$1,858,943	$2,072,200	$2,162,927	$850,252	$641,850
Shareholders’ equity	$2,979,320	$2,539,978	$2,430,531	$2,137,517	$2,009,272
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$437,068	$435,086	$426,301	$410,590	$303,446
Net cash used in investing activities from continuing operations	$(73,481)	$(196,394)	$(1,832,855)	$(56,974)	$(154,848)
Net cash (used in) provided by financing activities from continuing operations	$(418,836)	$(206,433)	$1,141,259	$(118,692)	$(85,583)
Supplemental Data:
Free cash flow(2)	$334,373	$354,291	$355,398	$357,455	$241,998

Certain financial information is presented on a rounded basis, which may cause minor differences.
(1) Amounts include the impact of businesses acquired and disposed of during the period, commencing on the respective acquisition or disposition dates. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to the acquisitions and dispositions for the years ended December 31, 2019, 2018 and 2017.
(2) Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities from continuing operations. Free cash flow is a non-GAAP financial measure. This financial measure is used in addition to and in conjunction with results presented in accordance with generally accepted accounting principles in the U.S., or GAAP, and should not be considered a substitute for net cash provided by operating activities from continuing operations, the most comparable GAAP financial measure. Management believes that free cash flow is a useful measure to investors because it facilitates an assessment of funds available to satisfy current and future obligations, pay dividends and fund acquisitions. We also use this financial measure for internal managerial purposes and to evaluate period-to-period comparisons. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations, such as debt service, that are not deducted from the measure. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. The following is a reconciliation of free cash flow to the most comparable GAAP measure.

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Net cash provided by operating activities from continuing operations	$437,068	$435,086	$426,301	$410,590	$303,446
Less: Capital expenditures	102,695	80,795	70,903	53,135	61,448
Free cash flow	$334,373	$354,291	$355,398	$357,455	$241,998

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
In February 2019 and May 2018, we initiated restructuring plans primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the “2019 Footprint realignment plan" and the "2018 Footprint realignment plan," respectively). The 2019 Footprint realignment and the 2018 Footprint realignment plan are expected to be substantially completed during 2022 and 2024, respectively. For additional information on both of these plans and a discussion of our other ongoing restructuring programs, see "Restructuring and impairment charges" under “Results of Operations” below.
Disruption in Sterilization Services
During the fourth quarter of the year ended December 31, 2019, operations at the Smyrna, Cobb County, Georgia facility of one of our contract sterilizers, Sterigenics U.S., LLC, were suspended by state and local officials due to issues associated with the facility’s use of ethylene oxide in its sterilization operations. The suspension of operations at the Smyrna facility resulted in a disruption in supply with respect to some of our surgical, intermittent catheter and OEM products. We utilized various measures to enable us to continue to provide the affected products to our customers, including alternate sterilization facilities, provisioning substitute products and instituting targeted global inventory management procedures. Nevertheless, we estimate the adverse impact from the suspension of operations at Sterigenics’ Smyrna facility adversely affected our 2019 revenues by approximately $7 million during the fourth quarter of 2019. While we have secured alternate sterilization facilities for the affected products, based on currently available information, we believe that the disruption in the supply of our product will adversely affect our 2020 revenues by $5 million to $7 million. Our 2020 revenues may be further adversely affected if we experience any significant difficulties or delays in accessing the sterilization capacity at the alternate facilities. For additional information see “Risk Factors” in Part I, Item 1A. of this report.
U.S. Tax Legislation
U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, reducing the U.S. corporate income tax rate from a maximum of 35% to 21%; implementing a territorial tax system, generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a non-U.S. corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 earnings and profits of non-U.S. subsidiaries, which will be deemed repatriated for purposes of the tax.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 states that in these circumstances, if we can determine a reasonable estimate for the income tax effects, the SEC staff would not object if the company includes in its financial statements the reasonable estimate it has determined (and the SEC staff also expressed its belief that it would not be appropriate for a company to exclude a reasonable estimate from its financial statements to the extent a reasonable estimate has been determined). We included a provisional $107.9 million net tax expense related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017.
During 2018, due to additional analysis, changes in interpretations and in our assumptions, and the issuance of additional regulatory guidance, we made a $0.2 million adjustment to the provisional amount for taxes on deemed repatriated earnings and a $2.1 million adjustment related to the revaluation of deferred tax assets and liabilities. As prescribed under SAB 118, these adjustments were identified and recorded as discrete adjustments in the period in which such changes were made. We completed our accounting for these provisional amounts during 2018 and we made no further adjustments to them during 2019.
Health Care Reform
In 2010, the Patient Protection and Affordable Care Act (as amended, the "Affordable Care Act") was signed into law. The legislation is far-reaching and is intended to expand access to health insurance coverage and improve the quality and reduce the costs of healthcare. For medical device companies such as Teleflex, the expansion of medical insurance coverage should lead to greater utilization of the products we manufacture, but the provisions of the legislation designed to contain the cost of healthcare could negatively affect pricing of our products and encourage patient outcome driven results. The overall impact of the Affordable Care Act on our business is yet to be determined, mainly due to uncertainties around future customer behaviors, which we believe will be affected by reimbursement factors such as insurance coverage, statistics, patient outcomes and patient satisfaction. Several legislative initiatives to repeal the Affordable Care Act and adopt a form of replacement legislation were proposed, but not adopted, in 2017. However, the TCJA eliminated the individual mandate under the Affordable Care Act, which generally required most Americans to maintain a minimum level of health insurance coverage. As a result, the level of insurance premium prices for participants in insurance exchanges under the Affordable Care Act is subject to increased uncertainty. Moreover, on December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the individual mandate provision of the Affordable Care Act is unconstitutional and the remainder of the act is invalid, although the Court stayed its ruling pending appeal. The nature and effect of any modification or repeal of, or legislative substitution for, the Affordable Care Act, any court decision regarding the act's validity and, generally, the longer-term viability of the act, is uncertain.
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
In recent years, hospitals in some regions of the U.S. experienced a decline in admissions, a weaker payor mix, and a reduction in elective procedures.  Consequently, hospitals took actions to reduce their costs, including limiting their capital spending. Despite recent improvements in the economic environment, challenges persist, particularly in some European countries, as discussed below. Approximately 95% of our net revenues come from single-use products primarily used in critical care and surgical applications, and our sales volume could be negatively impacted if hospital admission rates or payor mix change. Conversely, our sales volume could increase due to the greater number of insured individuals as a result of the Affordable Care Act, which has had the effect of facilitating medical insurance coverage for many persons who previously were not covered, although, as noted above, the Affordable

Care Act may be subject to repeal, a final court determination of invalidity, further modification or replacement; therefore, the longer-term viability of the act is uncertain.
The economy in Europe has weakened over the past year. Europe has seen a slowdown in external demand and a contraction in manufacturing, which is starting to impact other parts of the economy. While the solid performance of the labor market has helped to sustain private consumption and domestic demand, GDP growth is expected to remain flat over the near term. The economy in Europe is not likely to rebound in the near term as international trade in goods remains relatively stagnant and the risks of an increase in trade tensions, growing geopolitical conflicts and high uncertainties related to trade policies and the impact of Brexit remain uncertain.
In Asia, we believe the economic outlook for the healthcare sector generally is positive. However, an ongoing slowdown in the Chinese economy and U.S. - China trade tensions, as well as the public health epidemic relating to the novel coronavirus (referred to as COVID-19) reported to have originated in Wuhan, China, have increased uncertainties within Asia. In addition, we continue to confront government-implemented price management and reimbursement controls, particularly in Australia, China and India. There continue to be government initiatives to help local manufacturers access a bigger share of the local market. Moreover, many countries in the region have become more proactive with respect to regulatory requirements, and as a result, we expect longer, costlier and more complicated regulatory approval processes in these countries.
In Latin America, some highly regulated economies such as Argentina, Brazil and Mexico have experienced unusually high inflation rates and weakening currencies. This has impacted the budgets of the public healthcare systems resulting in reduced spending on necessary medical supplies and creating delays in the importation of medical devices. Although Latin America does not represent a significant portion of our business, our operations in this region may be adversely affected by these factors.

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
For a discussion of our results of operations comparison for 2018 and 2017, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019. Discussion of our reportable segment results of operations comparison for 2018 and 2017 is included below within this Annual Report on Form 10-K to reflect the changes in our segment presentation, which occurred during the first quarter of 2019.
Comparison of 2019 and 2018
Revenues

	2019	2018	2017
	(Dollars in millions)
Net Revenues	$2,595.4	$2,448.4	$2,146.3
Net revenues for the year ended December 31, 2019 increased 6.0%, or $147.0 million, compared to the prior year. The increase was primarily attributable to a $142.8 million increase in sales volumes of existing products and, to a lesser extent, an increase in new product sales, which were partially offset by unfavorable fluctuations in foreign currency exchange rates of $46.8 million.
Gross profit

	2019	2018	2017
	(Dollars in millions)
Gross profit	$1,491.6	$1,384.4	$1,171.8
Percentage of revenues	57.5%	56.5%	54.6%

For the year ended December 31, 2019, gross margin increased 100 basis points, or 1.8%, compared to the prior year period. The increase was primarily attributable to favorable product mix, an increase in sales volumes of existing products and benefits from cost improvement initiatives partially offset by incremental tariffs and higher logistics and distribution costs.
Selling, general and administrative

	2019	2018	2017
	(Dollars in millions)
Selling, general and administrative	$934.4	$878.7	$700.0
Percentage of revenues	36.0%	35.9%	32.6%
Selling, general and administrative expenses increased $55.7 million for the year ended December 31, 2019 compared to the prior year. The increase was primarily attributable to an increase in selling and marketing expenses incurred to support higher sales and expenses incurred by our acquired businesses. The increases were partially offset by favorable fluctuations in foreign currency exchange rates.
Research and development

	2019	2018	2017
	(Dollars in millions)
Research and development	$113.9	$106.2	$84.8
Percentage of revenues	4.4%	4.3%	3.9%
The increase in research and development expenses for the year ended December 31, 2019 compared to the prior year was primarily attributable to new product development costs for several of our product lines and European Union Medical Device Regulation ("EU MDR") related costs.
Restructuring and impairment charges
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
We have ongoing restructuring programs primarily related to the consolidation of our manufacturing operations (referred to as our 2019, 2018 and 2014 Footprint realignment plans). We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment (the "OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance; nevertheless, the activities should result in cost savings (we expect only minimal costs to be incurred in connection with the OEM initiative). With respect to our currently ongoing restructuring programs and the OEM initiative, the table below summarizes charges incurred or estimated to be incurred and estimated annual pre-tax savings to be realized as follows: (1) with respect to charges (a) the estimated total charges that will have been incurred once the restructuring programs and OEM initiative are completed; (b) the charges incurred through December 31, 2019; and (c) the estimated charges to be incurred from January 1, 2020 through the last anticipated completion date of the restructuring programs and OEM initiative, December 31, 2026 and (2) with respect to estimated annual pre-tax savings, (a) the estimated total annual pre-tax savings to be realized once the restructuring programs and OEM initiative are completed; (b) the estimated annual pre-tax savings realized based on the progress of the restructuring programs and OEM initiative through December 31, 2019; and (c) the estimated additional annual pre-tax savings to be realized from January 1, 2020 through the last anticipated completion date of the restructuring programs and the OEM initiative, December 31, 2026.
Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions, the failure to realize anticipated savings from a supply contract related to a component included in certain kits sold by our Americas segment and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies with respect to increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below may reflect changes from amounts previously estimated. In addition, the table below does not include estimated charges and pre-tax savings related to substantially completed programs such as the 2017 Vascular Solutions integration program, the 2017 EMEA program, the 2016 Footprint realignment plan and other 2016 restructuring programs, which were substantially completed prior to or during 2019. Additional details, including estimated charges expected to be incurred in connection with our restructuring programs, are described in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

Pre-tax savings can also be affected by increases or decreases in sales volumes generated by the businesses impacted by the consolidation of manufacturing operations; such variations in revenues can increase or decrease pre-tax savings generated by the consolidation of manufacturing operations. For example, an increase in sales volumes generated by the impacted businesses, although likely to increase manufacturing costs, may generate additional savings with respect to costs that otherwise would have been incurred if the manufacturing operations were not consolidated.

	Restructuring programs and other similar cost saving initiatives
	Estimated Total	Through December 31, 2019	Estimated Remaining from January 1, 2020 through December 31, 2026
	(Dollars in millions)
Restructuring charges	$95 - $114	$83	$12 - $31
Restructuring related charges (1)	110 - 141	46	64 - 95
Total charges	$205 - $255	$129	$76 - $126

OEM initiative pre-tax savings	$6 - $7	$1	$5 - $6
Pre-tax savings (2)	63 - 73	25	38 - 48
Total pre-tax savings	$69 - $80	$26	$43 - $54
(1)Restructuring related charges represent costs that are directly related to the programs and principally constitute costs to transfer manufacturing operations to the new locations, project management costs and accelerated depreciation, as well as a charge associated with our exit from facilities that is expected to be imposed by the taxing authority in the affected jurisdiction. Most of these changes (other than the tax charge) are expected to be recognized in cost of goods sold.
(2)Substantially all of the pre-tax savings are expected to result in reductions to cost of goods sold.
The following discussion provides additional details with respect to our ongoing significant restructuring programs:
2019 Footprint realignment plan
In February 2019, we initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the “2019 Footprint realignment plan"). These actions are expected to be substantially completed during 2022.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2019 Footprint realignment plan of $56 million to $70 million, of which we estimate that $53 million to $66 million of these charges will result in future cash outlays. Additionally, we expect to incur $29 million to $35 million in aggregate capital expenditures under the plan, most of which we expect to be incurred by the end of 2021.
We expect to begin realizing plan-related savings in 2021 and expect to achieve annual pre-tax savings of $12 million to $14 million once the plan is fully implemented.
2018 Footprint realignment plan
In May 2018, we initiated a restructuring plan involving the relocation of certain European manufacturing operations to existing lower-cost locations, the outsourcing of certain European distribution operations and related workforce reductions. These actions commenced in the second quarter 2018 and are expected to be substantially completed by the end of 2024.
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
The following table provides information regarding restructuring charges we have incurred with respect to each of our restructuring programs, as well as impairment charges, for the years ended December 31, 2019, 2018, and 2017. The restructuring charges listed in the table primarily consist of termination benefits.

	2019	2018	2017
	(Dollars in millions)
2019 Footprint realignment plan	$13.8	$—	$—
2018 Footprint realignment plan	(0.9)	55.0	—
2014 Footprint realignment plan	0.3	0.8	0.7
Other restructuring programs (1)	2.0	4.3	14.1
Impairment charges (2)	7.0	19.1	—
Total	$22.2	$79.2	$14.8
(1)Includes activity primarily related to a restructuring program initiated in the third quarter of 2019 that is designed to reduce costs and improve efficiencies through reorganizations within several businesses and certain corporate functions, the Vascular solutions integration program and EMEA restructuring program, both of which were initiated in 2017, in addition to the 2016 Footprint realignment plan, and other 2016 restructuring programs.
(2)Impairment charges recognized in 2019 and 2018 included $7.0 million and $17.2 million, respectively, related to our decision to abandon certain intellectual property and other assets associated with products that were eliminated from our interventional product portfolio.
Interest expense

	2019	2018	2017
	(Dollars in millions)
Interest expense	$80.3	$103.0	$82.5
Average interest rate on debt during the year	3.47%	4.25%	3.70%
The decrease in interest expense for the year ended December 31, 2019 compared to the prior year was primarily due to a reduction in our average interest rate as a result of our cross-currency swap agreements.
Loss on extinguishment of debt

	2019	2018	2017
	(Dollars in millions)
Loss on extinguishment of debt	$8.8	$—	$5.6
On November 15, 2019, we prepaid the $250 million aggregate outstanding principal amount under our 2024 Notes. In addition to our prepayment of principal, we paid to the holders of the 2024 Notes a $6.5 million prepayment make-whole amount plus accrued and unpaid interest. We recorded the prepayment make-whole amount and a $2.3 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt.
Gain on sale of assets

	2019	2018	2017
	(Dollars in millions)
Gain on sale of assets	$6.1	$1.4	$—
During the year ended December 31, 2019, we recognized a gain related to the sale of two buildings and our vein catheter reprocessing business. During the year ended December 31, 2018 we recognized a gain related to the sale of a land parcel.

Taxes on income from continuing operations

	2019	2018	2017
Effective income tax rate	(35.9)%	10.6%	45.5%
We generate substantial earnings from our non-U.S. operations. Most of the non-U.S. jurisdictions in which we file tax returns historically have had statutory tax rates that are lower than the U.S. statutory tax rate; as a result, our consolidated effective income tax rate for 2019 and earlier years (excluding the one-time impacts of the TCJA) has been substantially below the U.S. statutory tax rate. The principal non-U.S. jurisdictions in which the statutory tax rate in 2019 and earlier years was lower than the U.S. statutory tax rate and from which we derive substantial earnings included Ireland and Bermuda.
Comparison of 2019 and 2018
The effective income tax rate for 2019 was (35.9)% compared to 10.6% for 2018. Taxes (benefit) on income from continuing operations in 2019 were ($122.1) million compared to $23.2 million in 2018. The effective income tax rate for 2019 reflected a tax benefit of $129 million resulting from a non-U.S. legal entity restructuring that eliminated the requirement to provide for withholding taxes on the future repatriation of certain non-permanently reinvested earnings. Additionally, the effective tax rate for 2019 was affected by a tax benefit relating to the revaluation of state deferred tax assets and liabilities due to business integrations and other changes. The effective tax rates for both 2019 and 2018 reflect a net excess tax benefit related to share-based compensation and a tax cost associated with a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Segment Results
Segment Net Revenues

	Year Ended December 31			% Increase/(Decrease)
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(Dollars in millions)
Americas	$1,492.3	$1,351.7	$1,141.4	10.4	18.4
EMEA	588.1	603.8	552.7	(2.6)	9.2
Asia	294.3	286.9	269.2	2.6	6.6
OEM	220.7	206.0	183.0	7.2	12.6
Segment Net Revenues	$2,595.4	$2,448.4	$2,146.3	6.0	14.1

Segment Operating Profit

	Year Ended December 31,			% Increase/(Decrease)
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(Dollars in millions)
Americas	$319.9	$255.8	$241.0	25.1	6.1
EMEA	94.4	106.1	92.4	(11.0)	14.8
Asia	73.1	78.1	75.6	(6.5)	3.3
OEM	58.0	50.3	41.6	15.3	21.0
Segment Operating Profit (1)	$545.4	$490.3	$450.6	11.2	8.8
(1)See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Comparison of 2019 and 2018
Americas
Americas net revenues for the year ended December 31, 2019 increased $140.6 million, or 10.4%, compared to the prior year. The increase was primarily attributable to a $115.3 million increase in sales volumes of existing products and an increase in new product sales.
Americas operating profit for the year ended December 31, 2019 increased $64.1 million, or 25.1%, compared to the prior year. The increase was primarily attributable to an increase in gross profit resulting from higher sales partially offset by higher operating expenses, principally higher selling expenses incurred to support higher sales, as well as higher general and administrative expenses.
EMEA
EMEA net revenues for the year ended December 31, 2019 decreased $15.7 million, or 2.6%, compared to the prior year. The decrease was primarily attributable to unfavorable fluctuations of foreign currency exchange rates of $31.1 million partially offset by an increase in new product sales and net revenues generated by acquired businesses.
EMEA operating profit for the year ended December 31, 2019 decreased $11.7 million, or 11.0%, compared to the prior year. The decrease was primarily attributable to higher operating expenses, inclusive of higher EU MDR and information technology related costs, and unfavorable fluctuations in foreign currency exchange rates partially offset by the gross profit generated from higher sales.
Asia
Asia net revenues for the year ended December 31, 2019 increased $7.4 million, or 2.6%, compared to the prior year. The increase was primarily attributable to an increase of $7.5 million in sales volumes of existing products and price increases partially offset by unfavorable fluctuations in foreign currency exchange rates of $11.3 million.
Asia operating profit for the year ended December 31, 2019 decreased $5.0 million, or 6.5%, compared to the prior year. The decrease was primarily attributable to higher operating costs, the impact of increased tariffs in China and unfavorable fluctuations in foreign currency exchange rates. The decreases in operating profit were partially offset by an increase in gross profit generated from higher sales.
OEM
OEM net revenues for the year ended December 31, 2019 increased $14.7 million, or 7.2%, compared to the prior year. The increase was primarily attributable to an increase in sales volumes of existing products.
OEM operating profit for the year ended December 31, 2019 increased $7.7 million, or 15.3%, compared to the prior year. The increase was primarily attributable to an increase in gross profit resulting from higher sales and favorable product mix partially offset by higher operating costs.
Comparison of 2018 and 2017
Americas
Americas net revenues for the year ended December 31, 2018 increased $210.3 million, or 18.4%, compared to the prior year. The increase was primarily attributable to net revenues of $154.4 million generated by acquired businesses, primarily NeoTract and Vascular Solutions, a $30.2 million increase in sales volumes of existing products and, to a lesser extent, an increase in new product sales.
Americas operating profit for the year ended December 31, 2018 increased $14.8 million, or 6.1%, compared to the prior year. The increase was primarily attributable to gross profit generated by Vascular Solutions and NeoTract partially offset by higher expenses related to contingent consideration liabilities in addition to an increase in selling and amortization expenses.
EMEA
EMEA net revenues for the year ended December 31, 2018 increased $51.1 million, or 9.2%, compared to the prior year. The increase was primarily attributable to favorable fluctuations in foreign currency exchange rates of $24.5 million as well as price increases of $13.8 million.
EMEA operating profit for the year ended December 31, 2018 increased $13.7 million, or 14.8%, compared to the prior year. The increase was primarily attributable to an increase in gross profit reflecting higher sales and favorable fluctuations in foreign currency exchange rates. The increases in gross profit were partially offset by higher operating costs, including selling and amortization expenses.

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
OEM
OEM net revenues for the year ended December 31, 2018 increased $23.0 million, or 12.6%, compared to the prior year. The increase was primarily attributable to a $16.5 million increase in sales volumes of existing products and an acceleration in the timing of revenue recognition in accordance with newly-adopted accounting guidance.
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
Of our $301.1 million of cash and cash equivalents at December 31, 2019, $231.4 million was held at non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
On November 15, 2019, we prepaid $250 million aggregate principle amount of our 2024 Notes using available borrowings under our revolving credit agreement.
We have entered into cross-currency swap agreements with different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we notionally exchanged in the aggregate $750 million for €653.1 million. The swap agreements, which begin to expire in October 2023, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination dates, between the U.S. dollar equivalent of the €653.1 million notional amount and the $750 million notional amount. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has increased or declined by 10% from the rate in effect at the inception of these agreements, we would receive from or be required to pay to the counterparties an aggregate of approximately $75 million in respect of the notional settlement. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with different counterparties, all of which are large, well-established financial institutions.
On February 18, 2020, we acquired IWG High Performance Conductors, Inc., a privately-held original equipment manufacturer of minimally invasive medical products and high performance conductors, for $260 million. The acquisition, which will complement our OEM product portfolio, was financed using borrowings under our revolving credit facility.

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
See "Financing Arrangements" below as well as Note 10 and Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for further information related to our borrowings and financial instruments.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Cash flows from continuing operations provided by (used in):
Operating activities	$437.1	$435.1	$426.3
Investing activities	(73.5)	(196.4)	(1,832.9)
Financing activities	(418.8)	(206.4)	1,141.3
Cash flows used in discontinued operations	2.5	2.3	(6.4)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(11.0)	61.5
Increase (decrease) in cash and cash equivalents	$(56.1)	$23.6	$(210.2)
Comparison of 2019 and 2018

Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $437.1 million during 2019 and $435.1 million during 2018. The $2.0 million increase was primarily attributable to favorable operating results partially offset by the net unfavorable impact of changes in working capital and contingent consideration payments of $26.1 million. The unfavorable change in working capital was primarily attributable to an increase in accounts receivable due to timing of collections and higher sales during the fourth quarter of 2019 and an increase in inventory purchases required to achieve desired safety stock levels and to support ongoing business growth.

Cash Flow from Investing Activities
Net cash used in investing activities from continuing operations was $73.5 million during 2019, which included capital expenditures of $102.7 million partially offset by proceeds from cross-currency swap agreements designated as net investment hedges of $18.3 million and proceeds from sales of businesses and assets of $14.3 million.
Cash Flow from Financing Activities
Net cash used for financing activities from continuing operations was $418.8 million during 2019, which reflected a net decrease in borrowings of $253.5 million, contingent consideration payments of $112.1 million and dividend payments of $62.8 million.
For a discussion of our cash flow comparison for 2018 and 2017, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2019	2018
	(Dollars in millions)
Net debt includes:
Current borrowings	$50.0	$86.6
Long-term borrowings	1,858.9	2,072.2
Unamortized debt issuance costs	14.1	17.7
Total debt	1,923.0	2,176.5
Less: Cash and cash equivalents	301.1	357.2
Net debt	1,621.9	1,819.3
Total capital includes:
Net debt	1,621.9	1,819.3
Shareholders’ equity	2,979.3	2,540.0
Total capital	$4,601.2	$4,359.3
Percent of net debt to total capital	35.2%	41.7%
Fixed rate debt comprised 46.8% and 52.8% of total debt at December 31, 2019 and 2018, respectively. The decrease in fixed rate borrowings as a percentage of total borrowings as of December 31, 2019 compared to the prior year was due to the prepayment of the 2024 Notes.
Senior credit facility
On April 5, 2019, we entered into a second amended and restated credit agreement (the "Credit Agreement"), which provides for a $1.0 billion revolving credit facility and a $700 million term loan facility, each of which matures on April 5, 2024. The Credit Agreement replaces a previous credit agreement under which we were provided a $1.0 billion credit facility and a $750 million term loan facility, due 2022 (the “prior term loan”). The $700 million term loan facility under the Credit Agreement principally was applied against the remaining $675 million principal balance of the prior term loan.

At our option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.25% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar borrowings and (iii) 1.00% above adjusted LIBOR for a one month interest period, plus in each case an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our consolidated total net leverage ratio (generally, Consolidated Total Funded Indebtedness (which is net of “Qualified Cash”), as defined in the Credit Agreement, on the date of determination to Consolidated EBITDA, as defined in the Credit Agreement, for the four most recent fiscal quarters ending on or preceding the date of determination). Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
At December 31, 2019, we had $300.0 million in borrowings outstanding and $2.1 million in outstanding standby letters of credit under our $1.0 billion revolving credit facility.
The Credit Agreement contains covenants that, among other things and subject to certain exceptions, place limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness; create additional liens; enter into a merger, consolidation or amalgamation or other defined "fundamental changes," dispose of certain assets, make certain investments or acquisitions, pay dividends, or make other restricted payments, enter into swap agreements or enter into transactions with our affiliates. Additionally, the Credit Agreement contains financial covenants that, subject to specified exceptions, require us to maintain a consolidated total net leverage ratio of not more than 4.50 to 1.00 and a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00. As of December 31, 2019, we were in compliance with the covenants in the Credit Agreement.

See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Credit Agreement.
2026 and 2027 Senior Notes
As of December 31, 2019, the outstanding principal amount of our 4.875% senior notes due 2026 (the "2026 Notes") and 4.625% senior notes due 2027 (the "2027 Notes" and collectively, the "Senior Notes") was $400.0 million and $500.0 million, respectively. The indentures governing the 2026 Notes contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock, create liens, merge, consolidate, or dispose of certain assets pay dividends, make investments or make other restricted payments, or enter into transactions with our affiliates. The indenture governing the 2027 Notes contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. As of December 31, 2019, we were in compliance with all of the terms of our Senior Notes.
Accounts receivable securitization
We have an accounts receivable securitization facility under which we sell an undivided interest in domestic accounts receivable for consideration of up to $50.0 million to a commercial paper conduit. As of December 31, 2019, and 2018 we borrowed the maximum amount available of $50.0 million under this facility. This facility is utilized to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2019, we were in compliance with the covenants and none of the termination events had occurred.
For additional information regarding our indebtedness, see Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
Contractual obligations at December 31, 2019 were as follows:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Dollars in thousands)
Total borrowings	$1,923,000	$50,000	$60,500	$912,500	$900,000
Interest obligations (1)	442,375	76,229	148,934	123,103	94,109
Operating lease obligations	144,115	25,323	46,747	31,341	40,704
Purchase and other obligations (2)	229,218	225,861	3,357	—	—
Tax on deemed repatriation of non-U.S. earnings (3)	128,977	12,284	24,567	53,740	38,386
Pension and other postretirement benefits	45,095	6,701	11,700	9,077	17,617
Total contractual obligations	$2,912,780	$396,398	$295,805	$1,129,761	$1,090,816

(1)Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2019.
(2)Purchase and other obligations are defined as unconditional commitments to purchase goods or services that are legally binding and that specify all significant terms, including: quantities to be purchased; price provisions; and the approximate timing of the transaction. The amounts include commitments for inventory purchases and capital expenditures (which, at the time we entered into the commitments, did not exceed our projected requirements in the normal course of business) and penalties due upon cancellation of cancellable agreements; the amounts exclude operating lease obligations, which are addressed elsewhere in the table.
(3)As permitted by the TCJA, we have elected to pay the tax in annual installments over eight years.

Our noncurrent liability for uncertain tax positions was $10.3 million and $10.7 million as of December 31, 2019 and 2018, respectively. Due to uncertainties regarding the ultimate resolution of ongoing or future tax examinations, we are not able to reasonably estimate the amount of any income tax payments that will be required to settle uncertain income tax positions or the periods in which any such payments will be made; as a result, these amounts are excluded from the contractual obligations table above.
Our contingent consideration liabilities were $219.9 million and $304.2 million as of December 31, 2019 and 2018, respectively, of which $148.1 million and $136.9 million, respectively, were recorded as the current portion of contingent consideration. We expect most of the current portion to be paid during the first quarter 2020 as result of the achievement of certain sales milestones. Due to uncertainty regarding the timing and amount of future payments related to these liabilities, these amounts are excluded from the contractual obligations table above.
See Note 12, Note 15 and Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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
An allowance for doubtful accounts is maintained for trade accounts receivable based on the expected collectability of accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. Our allowance for doubtful accounts was $9.1 million and $9.3 million at December 31, 2019 and 2018, respectively, which constituted 2.1% and 2.4% of gross trade accounts receivable at December 31, 2019 and 2018, respectively.
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
Distributor Rebates
We offer rebates to certain distributors and record a reserve with respect to the estimated amount of the rebates as a reduction of revenues at the time of sale. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience and other relevant information. When necessary, we adjust the reserves, with a corresponding adjustment to revenue, to reflect differences between estimated and actual experience. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions to the estimated rebates in the future. The reserve for estimated rebates was $21.6 million and $18.1 million at December 31, 2019 and 2018, respectively. We expect to pay amounts subject to the reserve as of December 31, 2019 within 90 days subsequent to year-end.

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
We review the net realizable value of inventory each reporting period and adjusted as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information in estimating future usage.

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
Goodwill

Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below that operating segment. During 2019, in conjunction with our segment change, we determined it appropriate to aggregate certain North American reporting units because they were economically similar and as a result, we have six reporting units. No impairment was recorded as a result of the annual goodwill impairment testing performed during the fourth quarter of 2019.
In applying the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step quantitative impairment test, described below test, described below. Alternatively, we may test goodwill for impairment through the two-step quantitative impairment test without conducting the qualitative analysis.
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
Determining fair value requires the exercise of significant judgment. The more significant judgments and assumptions used in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) discount rates that are used to discount future cash flows to their present values, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs. The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2019 as compared to the valuations of our reporting units in the past several years.
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
During the year ended December 31, 2019 and 2018, we recognized impairment charges of $7.0 million and $16.9 million, respectively, related to our decision to abandon certain intellectual property intangible assets. See "Restructuring and impairment charges" within "Result of Operations" above as well as Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on these charges.
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
Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The following table shows the sensitivity of plan expenses and benefit obligations to changes in the weighted average assumptions:

	Assumed Discount Rate		Expected Return on Plan Assets	Assumed Healthcare Trend Rate
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Change	1.0% Increase	1.0% Decrease
		(Dollars in millions)
Net periodic pension and postretirement healthcare expense	$—	$(0.1)	$1.8	$0.1	$(0.1)
Projected benefit obligation	$(29.7)	$32.9	N/A	$1.9	$(1.7)
For additional information on assumptions pertaining to pension and other postretirement benefit plans, refer to Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K.

Share-based Compensation

We estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account subjective and complex assumptions with respect to expected life of options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted represents the period of time that options are expected to be outstanding, which is derived from the vesting period of the award, as well as historical exercise behavior. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Share-based compensation expense related to non-vested restricted stock units is measured based on the market price of the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. Share based compensation expense for 2019 and 2018 was $26.9 million and $22.4 million, respectively.
Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. We determined the fair value of the contingent consideration liabilities related to the NeoTract and Essential Medical acquisitions which represented most of our contingent consideration liabilities at December 31, 2019 and 2018, using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. We determined the fair value of our other contingent consideration liabilities using other probability-weighted discounted cash flow analysis. Significant judgment is required in determining the assumptions used to calculate the fair value of the contingent consideration. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates in the periods prior to payment may result in significantly lower fair value measurements; decreases may have the opposite effect. See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We remeasure our contingent consideration liabilities each reporting period and recognize the change in the liabilities' fair value within selling, general and administrative expenses in our consolidated statement of income. As of December 31, 2019 and 2018, we accrued $219.9 million and $304.2 million of contingent consideration, respectively.
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

Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates that are expected to apply to taxable income in the years in which differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases are recovered or settled. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards and carrybacks, final U.S. and non-U.S. tax settlements, changes in tax law, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.
In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. The valuation allowance for deferred tax assets of $119.2 million and $144.0 million at December 31, 2019 and 2018, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and non-U.S. tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate an adjustment. We are currently under examination in Germany. The ultimate outcome of this examination could result in increases or decreases to our recorded tax liabilities, which would affect our financial results. See Note 15 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.
As noted above, the TCJA significantly changed U.S. tax law. As a result of the enactment of the TCJA, our consolidated financial statements as of, and for the year ended December 31, 2017, included provisional amounts with respect to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. For the year ended December 31, 2018, as permitted by SAB 118, we recorded adjustments to the provisional amounts related to the TCJA included in our December 31, 2017 financial statements. For the year ended December 31, 2019, we made no adjustments to the provisional amounts. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

New Accounting Standards

See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recently issued accounting standards, including estimated effects, if any, of the adoption of those standards on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, specifically fluctuations in market interest rates, foreign currency exchange rates and, to a lesser extent, commodity prices. We address these risks through a risk management program that includes the use of derivative financial instruments. We do not enter into derivative instruments for trading or speculative purposes. We manage our exposure to counterparty risk on derivative instruments by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.
We also are exposed to changes in the market trading price of our common stock as it influences the valuation of stock options and their effect on earnings.
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on December 31, 2019 were determined using a base rate of the one-month LIBOR rate plus the applicable spread.

	Year of Maturity
	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
Fixed rate debt	$—	$—	$—	$—	$—	$900,000	$900,000
Average interest rate	—%	—%	—%	—%	—%	4.736%	4.736%
Variable rate debt	$50,000	$25,500	$35,000	$43,750	$868,750	$—	$1,023,000
Average interest rate	2.513%	3.174%	3.174%	3.174%	3.157%	—%	3.127%
A change of 1.0% in variable interest rates would increase or decrease annual interest expense by $10.2 million based on our outstanding debt as of December 31, 2019.
Foreign Currency Risk
The global nature of our operations exposes us to foreign currency risks. These risks include exposure from the effect of fluctuating exchange rates on payables and receivables as well as intercompany loans relating to transactions that are denominated in currencies other than a location’s functional currency and exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. Our principal currency exposures relate to the Euro, Chinese Renminbi, Mexican Peso, Canadian Dollar, Malaysian Ringgit, Czech Koruna, British Pound, Australian Dollar and South Korean Won. We utilize foreign currency forward exchange contracts and cross-currency interest rate swap contracts to attempt to minimize our exposure to these risks. Gains and losses on these contracts substantially offset losses and gains on the underlying hedged transactions.

As of December 31, 2019, the total notional amount for the foreign currency forward exchange contracts and cross-currency interest rates swap contracts, expressed in U.S. dollars, was $277.1 million and $750.0 million, respectively. A sensitivity analysis of changes in fair value of these contracts outstanding as of December 31, 2019, while not predictive in nature, indicated that a hypothetical 10% increase/decrease in the value of the U.S. dollar against all currencies would increase/decrease the fair value of these contracts by $83.1 million, the majority of which relates to the cross-currency interest rate swap contracts.
See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for information regarding the accounting treatment of our foreign currency forward exchange contracts and cross-currency interest rates swap contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated by reference herein.
(c) Change in Internal Control over Financial Reporting
At the beginning of the fourth quarter of 2019, we integrated the enterprise resource planning, or ERP, system used by our EMEA segment with our global ERP system. This conversion impacts certain interfaces with our customers and suppliers, resulting in changes to the tools we use to take orders, remit billings, make payments and perform other business functions. We believe that the expanded utilization of the ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting by improving the efficiency of certain financial and related transaction processes while providing us with the ability to scale our business.
Other than the ERP system upgrade discussed above, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report. For the other information required by this Item 10, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2020 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2020 Annual Meeting will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2020 Annual Meeting, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2020 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2019 regarding our equity plans :

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,325,532	$161.91	3,357,048
(1) The number of securities in column (A) include 46,660 shares of common stock underlying performance stock units if maximum performance levels are achieved; the actual number of shares, if any, to be issued with respect to the performance stock units will be based on performance with respect to specified financial and relative stock price measures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2020 Annual Meeting, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2020 Annual Meeting, which information is incorporated herein by reference.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Consolidated Financial Statements:
The Index to Consolidated Financial Statements and Schedule is set forth on page F-1 of this Annual Report on Form 10-K.

(a)Exhibits:

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

*4.1.2	—
First Supplemental Indenture, dated May 16, 2016, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, relating to the Company’s 4.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on May 16, 2016).

*4.1.3	—	Form of 4.875% Senior Note due 2026 (included in Exhibit 4.2.2).
*4.1.4	—
Second Supplemental Indenture, dated February 28, 2017, by and among Vascular Solutions, Inc., the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 33-211276) filed on November 16, 2017).

*4.1.5	—
Third Supplemental Indenture, dated October 19, 2017, by and among NeoTract, Inc., Teleflex Urology Limited, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2.4 to Post-Effective Amendment No. 1 to the Company’s registration Statement on Form S-3 (File No. 33-211276) filed on November 16, 2017).

*4.2.1	—
Fourth Supplemental Indenture, dated November 20, 2017, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 20, 2017).

*4.2.2	—	Form of 4.625% Senior Note due 2027 (included in Exhibit 4.3.1).
4.3	—	Description of Company securities registered under Section 12 of the Securities Exchange Act of 1934.
+*10.1	—
Teleflex Incorporated Retirement Income Plan (formerly known as the Teleflex Incorporated Salaried Employees’ Pension Plan), as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 20, 2015).

+10.2.1	—	Teleflex Incorporated Directors' Deferred Compensation Plan, dated November 22, 2019.
+10.2.2	—	Teleflex Incorporated Deferred Compensation Plan, dated November 22, 2019.
*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 22, 2013).
*10.3.2	—	Special Amendment to Teleflex 401(k) Savings Plan, dated August 12, 2015 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on February 25, 2016).

Exhibit No.		Description
*10.3.3	—	First Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated December 21, 2016 (incorporated by reference to Exhibit 10.3.3 to the Company’s Form 10-K filed on February 22, 2018).
*10.3.4	—	Second Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated December 21, 2016 (incorporated by reference to Exhibit 10.3.4 to the Company’s Form 10-K filed on February 22, 2018).
*10.3.5	—	Third Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated November 22, 2017 (incorporated by reference to Exhibit 10.3.5 to the Company’s Form 10-K filed on February 22, 2018).
*10.3.6	—	Fourth Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated January 19, 2018 (incorporated by reference to Exhibit 10.3.6 to the Company’s Form 10-K filed on February 22, 2018).
+*10.3.7	—	Fifth Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated March 28, 2018 (incorporated by reference to Exhibit 10.3.7 to the Company's Form 10-K filed on February 21, 2019).
+*10.4.1	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
+*10.4.2	—	Amendment, dated March 28, 2012, to 2000 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2012).
+*10.5.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
+*10.5.2	—	Amendment, dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
*10.5.3	—
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
Second Amended and Restated Credit Agreement, dated April 5, 2019, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and PNC Bank, National Association, as co-syndication agents, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 10, 2019).

+*10.25	—	Form of Performance Stock Unit Agreement under the Company’s 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2018).
21	—	Subsidiaries of the Company.
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.
101.1	—	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (iii) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; and (vi) Notes to Consolidated Financial Statements.
104.1	—	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in inline XBRL (included in Exhibit 101.1).
_____________________________________________________
* Previously filed with the Securities and Exchange Commission as part of the filing indicated and incorporated herein by reference.
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
Dr. Stephen K. Klasko Director

Dated: February 21, 2020

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts as of and for the years ended December 31, 2019, 2018 and 2017	70

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Liam J. Kelly	/s/ Thomas E. Powell
Liam J. Kelly President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Teleflex Incorporated and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Contingent Consideration

As described in Notes 1 and 12 to the consolidated financial statements, the Company had $219.9 million of contingent consideration liabilities as of December 31, 2019, of which a significant portion related to NeoTract and Essential Medical. During 2019, contingent consideration liability revaluations were $53.9 million. In connection with an acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. Upon acquisition, the Company records a contingent liability representing the estimated fair value of the contingent consideration that it expects to pay. Management determines the fair value of NeoTract and Essential Medical contingent consideration liabilities upon acquisition using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period. The contingent consideration fair value measurement is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. Contingent consideration liabilities are remeasured to fair value each reporting period using assumptions including estimated revenues, discount rates, probability of payment, and projected payment dates.

The principal considerations for our determination that performing procedures relating to valuation of contingent consideration related to NeoTract and Essential Medical is a critical audit matter are (i) there was significant judgment by management when determining the fair value measurements each reporting period, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence for the fair value measurements relating to the contingent consideration and assumptions, including the estimated revenues, discount rates, probability of payment, and projected payment dates used in the Monte Carlo valuation model and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s remeasurement of the contingent consideration to fair value each reporting period. These procedures also included, among others, testing management’s process for determining the fair value measurement of the contingent consideration each reporting period, including evaluating the assumptions used by management, including the estimated revenues, discount rates, probability of payment, and projected payment dates. Evaluating the assumptions related to estimated revenues, probability of payment and projected payment dates involved evaluating whether the assumptions used were reasonable considering consistency with external data sources and the product’s historical revenue performance. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s valuation model and certain significant assumptions, including discount rates.
Income Taxes – Tax Planning Strategies

As described in Notes 1 and 15 to the consolidated financial statements, the Company recorded an income tax benefit from continuing operations of $122.1 million for the year ended December 31, 2019, deferred tax assets of $163.3 million (net of a valuation allowance of $119.2 million), deferred tax liabilities of $597.3 million, and liabilities associated with unrecognized tax benefits of $10.3 million as of December 31, 2019. As disclosed by management, the Company conducts a broad range of operations around the world subjecting the Company to complex tax regulations in numerous international jurisdictions, resulting at times in tax audits, disputes with tax authorities and potential litigation, the outcome of which is uncertain. As disclosed by management, significant judgment is required in determining income tax provisions and in evaluating tax positions. Additional judgment is required to assess the implications of changes in tax law across various jurisdictions and the implications of the Company’s tax planning strategies. Management regularly assesses the potential outcomes of examinations and any future examinations for the current or prior years in determining the adequacy of the provision for income taxes, the current tax liability and deferred taxes. Management establishes additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority.

The principal considerations for our determination that performing procedures relating to income taxes - tax planning strategies is a critical audit matter are (i) there was significant judgment by management when determining the income tax implications resulting from tax planning strategies across various taxing jurisdictions, and (ii) the significant impact to the financial statements if the income tax implications were not appropriately determined. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to the income tax implications of management’s tax planning strategies. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the key judgments, inputs, and assumptions relating to the determination of the income tax implications of tax planning strategies. These procedures also included, among others, (i) evaluating the information, including third party opinions, tax law, and other relevant evidence used by management to support the Company’s position regarding the income tax implications of the tax planning strategies, and (ii) evaluating the income tax implications of the tax planning strategies and management’s assessment of the potential impact on the provision for income taxes, the current tax liability and deferred taxes. Professionals with specialized skill and knowledge were used to assist in the evaluation of the tax planning strategies, as well as the application of local income tax law.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 21, 2020

We have served as the Company’s auditor since 1962.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars and shares in thousands, except per share)
Net revenues	$2,595,362	$2,448,383	$2,146,303
Cost of goods sold, excluding intangible asset amortization	1,103,750	1,063,941	974,501
Gross profit	1,491,612	1,384,442	1,171,802
Selling, general and administrative expenses	934,373	878,688	699,963
Research and development expenses	113,857	106,208	84,770
Restructuring and impairment charges	22,205	79,230	14,790
Gain on sale of assets	(6,077)	(1,388)	—
Income from continuing operations before interest, loss on extinguishment of debt and taxes	427,254	321,704	372,279
Interest expense	80,270	103,020	82,546
Interest income	(1,741)	(944)	(771)
Loss on extinguishment of debt	8,822	—	5,593
Income from continuing operations before taxes	339,903	219,628	284,911
(Benefit) taxes on income from continuing operations	(122,078)	23,196	129,648
Income from continuing operations	461,981	196,432	155,263
(Loss) income from discontinued operations	(828)	5,643	(4,534)
(Benefit) taxes on (loss) income from discontinued operations	(313)	1,273	(1,801)
(Loss) income on discontinued operations	(515)	4,370	(2,733)
Net income	$461,466	$200,802	$152,530
Earnings per share:
Basic:
Income from continuing operations	$10.00	$4.30	$3.45
(Loss) income on discontinued operations	(0.01)	0.09	(0.06)
Net income	$9.99	$4.39	$3.39
Diluted:
Income from continuing operations	$9.81	$4.20	$3.33
(Loss) income on discontinued operations	(0.01)	0.09	(0.06)
Net income	$9.80	$4.29	$3.27
Weighted average shares outstanding:
Basic	46,200	45,689	45,004
Diluted	47,090	46,801	46,664
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$461,466	$200,802	$152,530
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation continuing operations adjustments, net of tax of $(6,270), $(1,047) and $(29,448), respectively	4,195	(83,889)	173,074
Foreign currency translation, net of tax	4,195	(83,889)	173,074
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $(20), $(23) and $(39), respectively	62	71	66
Unamortized (loss) gain arising during the period, net of tax of $3,817, $(447) and $1,677, respectively	(12,767)	1,116	(5,419)
Plan amendments, curtailments, and settlements, net of tax of $0, $(137) and $74, respectively	—	511	(223)
Net loss recognized in net periodic cost, net of tax of $(1,611), $(1,588) and $(2,457), respectively	5,319	5,231	4,447
Foreign currency translation, net of tax of $15, $(183) and $413, respectively	(44)	499	(1,083)
Pension and other postretirement benefits plans adjustment, net of tax	(7,430)	7,428	(2,212)
Derivatives qualifying as hedges:
Unrealized gain (loss) on derivatives arising during the period, net of tax $(85), $(268) and $(631), respectively	1,062	2,574	2,775
Reclassification adjustment on derivatives included in net income, net of tax of $150, $163 and $83, respectively	(1,134)	(2,107)	(11)
Derivatives qualifying as hedges, net of tax	(72)	467	2,764
Other comprehensive (loss) income, net of tax	(3,307)	(75,994)	173,626
Comprehensive income	$458,159	$124,808	$326,156

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars and shares in thousands, except per share)
ASSETS
Current assets
Cash and cash equivalents	$301,083	$357,161
Accounts receivable, net	418,673	366,286
Inventories	476,557	427,778
Prepaid expenses and other current assets	97,943	72,481
Prepaid taxes	12,076	12,463
Total current assets	1,306,332	1,236,169
Property, plant and equipment, net	430,719	432,766
Operating lease assets	113,160	—
Goodwill	2,245,305	2,246,579
Intangibles assets, net	2,156,285	2,325,052
Deferred tax assets	5,572	2,446
Other assets	52,447	34,979
Total assets	$6,309,820	$6,277,991
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$50,000	$86,625
Accounts payable	102,916	106,709
Accrued expenses	100,466	97,551
Current portion of contingent consideration	148,090	136,877
Payroll and benefit-related liabilities	115,981	104,670
Accrued interest	5,514	6,031
Income taxes payable	6,692	5,943
Other current liabilities	33,396	38,050
Total current liabilities	563,055	582,456
Long-term borrowings	1,858,943	2,072,200
Deferred tax liabilities	439,558	608,221
Pension and postretirement benefit liabilities	82,719	92,914
Noncurrent liability for uncertain tax positions	10,294	10,718
Noncurrent contingent consideration	71,818	167,370
Noncurrent operating lease liabilities	101,372	—
Other liabilities	202,741	204,134
Total liabilities	3,330,500	3,738,013
Commitments and contingencies
Shareholders’ equity
Common shares, $1 par value Issued: 2019 — 47,536 shares; 2018 — 47,248 shares	47,536	47,248
Additional paid-in capital	616,980	574,761
Retained earnings	2,824,916	2,427,599
Accumulated other comprehensive loss	(344,392)	(341,085)
	3,145,040	2,708,523
Less: Treasury stock, at cost	165,720	168,545
Total shareholders' equity	2,979,320	2,539,978
Total liabilities and shareholders' equity	$6,309,820	$6,277,991
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$461,466	$200,802	$152,530
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (Income) from discontinued operations	515	(4,370)	2,733
Depreciation expense	64,088	60,494	56,497
Amortization expense of intangible assets	149,974	149,486	98,766
Amortization expense of deferred financing costs and debt discount	4,307	4,734	5,075
Loss on extinguishment of debt	8,822	—	5,593
Fair value step up of acquired inventory sold	—	—	10,442
Changes in contingent consideration	53,915	52,977	3,575
Impairment of long-lived assets	6,966	19,110	—
Stock-based compensation	26,940	22,438	19,407
Net gain on sales of businesses and assets	(6,077)	(1,388)	—
Deferred income taxes, net	(168,594)	(6,097)	(41,822)
Payments for contingent consideration	(26,092)	(2,100)	—
Interest benefit on swaps designated as net investment hedges	(18,866)	(3,277)	—
Other	(5,800)	(13,426)	(18,469)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(59,793)	(23,412)	(11,039)
Inventories	(53,170)	(37,198)	(22,363)
Prepaid expenses and other current assets	(31,023)	(10,351)	547
Accounts payable, accrued expenses and other liabilities	36,021	62,404	39,001
Income taxes receivable and payable, net	(6,531)	(35,740)	125,828
Net cash provided by operating activities from continuing operations	437,068	435,086	426,301
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(102,695)	(80,795)	(70,903)
Payments for businesses and intangibles acquired, net of cash acquired	(3,462)	(121,025)	(1,768,284)
Proceeds from sales of businesses and assets	14,345	3,878	6,332
Net interest proceeds on swaps designated as net investment hedges	18,331	1,548	—
Net cash used in investing activities from continuing operations	(73,481)	(196,394)	(1,832,855)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	275,000	35,000	2,463,500
Reduction in borrowings	(528,500)	(128,500)	(1,239,576)
Debt extinguishment, issuance and amendment fees	(11,635)	(188)	(26,664)
Proceeds from share based compensation plans and the related tax impacts	21,206	22,655	5,571
Payments for contingent consideration	(112,079)	(73,235)	(335)
Dividends	(62,828)	(62,165)	(61,237)
Net cash (used in) provided by financing activities from continuing operations	(418,836)	(206,433)	1,141,259
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	2,457	2,292	(6,416)
Net cash provided by (used in) discontinued operations	2,457	2,292	(6,416)
Effect of exchange rate changes on cash and cash equivalents	(3,286)	(10,948)	61,480
Net (decrease) increase in cash and cash equivalents	(56,078)	23,603	(210,231)
Cash and cash equivalents at the beginning of the year	357,161	333,558	543,789
Cash and cash equivalents at the end of the year	$301,083	$357,161	$333,558
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2016	45,814	$45,814	$506,800	$2,194,593	$(438,717)	1,741	$(170,973)	$2,137,517
Net income				152,530				152,530
Cash dividends ($1.36 per share)				(61,237)				(61,237)
Other comprehensive income					173,626			173,626
Settlement of convertible notes	928	928	(48,375)			(503)	52,279	4,832
Settlement of note hedges associated with convertible notes			112,901			516	(112,908)	(7)
Shares issued under compensation plans	129	129	20,395			(48)	2,658	23,182
Deferred compensation						(2)	88	88
Balance at December 31, 2017	46,871	46,871	591,721	2,285,886	(265,091)	1,704	(228,856)	2,430,531
Cumulative effect adjustment resulting from the adoption of new accounting standards				3,076				3,076
Net income				200,802				200,802
Cash dividends ($1.36 per share)				(62,165)				(62,165)
Other comprehensive loss					(75,994)			(75,994)
Settlement of warrants			(56,115)			(412)	56,075	(40)
Shares issued under compensation plans	377	377	38,756			(50)	3,766	42,899
Deferred compensation			399			(10)	470	869
Balance at December 31, 2018	47,248	47,248	574,761	2,427,599	(341,085)	1,232	(168,545)	2,539,978
Cumulative effect adjustment resulting from the adoption of new accounting standards				(1,321)				(1,321)
Net income				461,466				461,466
Cash dividends ($1.36 per share)				(62,828)				(62,828)
Other comprehensive loss					(3,307)			(3,307)
Shares issued under compensation plans	288	288	42,092			(46)	2,572	44,952
Deferred compensation			127			(4)	253	380
Balance at December 31, 2019	47,536	$47,536	$616,980	$2,824,916	$(344,392)	1,182	$(165,720)	$2,979,320

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of significant accounting policies
Consolidation: The consolidated financial statements include the accounts of Teleflex Incorporated and its subsidiaries (referred to herein as “we,” “us,” “our” and “Teleflex"). Intercompany transactions are eliminated in consolidation. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and reflect management’s estimates and assumptions that affect the recorded amounts.
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
Accounts receivable: Accounts receivable represent amounts due from customers related to the sale of products and provision of services. An allowance for doubtful accounts is maintained and represents our estimate of the amount of uncollectible receivables. The allowance is provided at such time as management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The allowance is based on our historical collection experience with respect to the customer, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The allowance for doubtful accounts as of December 31, 2019 and December 31, 2018 was $9.1 million and $9.3 million, respectively. The current portion of the allowance for doubtful accounts, which was $5.3 million and $4.4 million as of December 31, 2019 and December 31, 2018, respectively, was recognized as a reduction of accounts receivable, net.
Inventories: Inventories are valued at the lower of cost or net realizable value. The cost of our inventories is determined using the average cost method. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating net realizable value, we evaluate inventory for excess and obsolete quantities based on estimated usage and sales, among other factors.

Property, plant and equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Other additions and those improvements which increase the capacity or lengthen the useful lives of the assets are also capitalized. Composite useful lives for categories of property, plant and equipment, which are depreciated on a straight-line basis, are as follows: buildings — 30 years; machinery and equipment — 3 to 15 years; computer equipment and software — 3 to 5 years. Leasehold improvements are depreciated over the lesser of the useful lives of the leasehold improvements or the remaining lease term. Repairs and maintenance costs are expensed as incurred.
Goodwill and other intangible assets: Goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that an impairment may exist. Impairment losses, if any, are included in income from operations. The goodwill impairment test is applied to each of our reporting units. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below an operating segment (also known as a component) if discrete financial information is prepared for that business and regularly reviewed by segment management. However, separate components are aggregated as a single reporting unit if they have similar economic characteristics.
In performing the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step quantitative

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test, described below. Alternatively, we may elect to bypass the qualitative assessment and perform the two-step quantitative impairment test. The first step of the two-step impairment test is to compare the fair value of a reporting unit to its carrying value. If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we would perform the second step of the goodwill impairment test, in which we would measure the amount of an impairment loss, if any, based on the amount by which the carrying value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. We did not record a goodwill impairment charge for the year ended December 31, 2019.
Our intangible assets consist of customer relationships, intellectual property, distribution rights, in-process research and development ("IPR&D"), trade names and non-competition agreements. We define IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and is required be capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or upon abandonment. Upon completion of the development project (generally when regulatory approval to market the product that utilizes the technology is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off.
We test our indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an impairment may have occurred. Similar to the goodwill impairment test process, we may elect to perform a qualitative assessment. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, we then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible asset to its carrying amount.
Intangible assets that do not have indefinite lives, consisting of intellectual property, customer relationships, distribution rights, certain trade names and non-competition agreements, are amortized over their estimated useful lives, which are as follows: intellectual property, 5 to 20 years; customer relationships, 8 to 27 years; distribution rights, 10 to 17 years; trade names, 5 to 30 years; non-competition agreements, 3 to 6 years. The weighted average remaining amortization period with respect to our intangible assets is approximately 15 years. We periodically evaluate the reasonableness of the useful lives of these assets.
For the year ended December 31, 2019, we recognized a $7.0 million impairment charges related to the abandonment of certain intellectual property intangible assets associated with our interventional product portfolio. See Note 5 for further information.
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
Derivative financial instruments: We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates. All instruments are entered into for other than trading purposes. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the consolidated statement of comprehensive income as other comprehensive income (loss), if the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified to the consolidated statement of income in the period in which earnings are affected by the underlying hedged item. Gains or losses on derivative instruments representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in the consolidated statement of income for the period in which such gains and losses occur. If the hedging relationship

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative instrument are recorded in the consolidated statement of income for the period in which either such event occurs. For non-designated derivatives, gains and losses are reported as selling, general and administrative expenses in the consolidated statement of income. Cash flows from derivatives are recognized in the consolidated statements of cash flows in a manner consistent with recognition of the underlying transactions.
Share-based compensation: We estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest, which is derived, in part, following consideration of estimated forfeitures, is recognized as expense over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account subjective and complex assumptions with respect to the expected life of the options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of market conditions and a better indicator of expected volatility than would be the case if we only used historical volatility. The risk-free interest rate is the implied yield currently available on United States (or "U.S.") Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Forfeitures are estimated at the time of grant based on management’s expectations regarding the extent to which awards ultimately will vest and are adjusted for actual forfeitures when they occur.
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
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and non-U.S. tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. Interest accrued with respect to unrecognized tax benefits and income tax related penalties are both included in taxes on income from continuing operations. We periodically assess the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to an adjustment become known.
Pensions and other postretirement benefits: We provide a range of benefits to eligible employees and retired employees, including benefits available pursuant to pension and postretirement healthcare benefits plans. We record annual amounts relating to these plans based on calculations which include various actuarial assumptions such as discount rates, expected rates of return on plan assets, compensation increases, turnover rates and healthcare cost trend rates. We review our actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. The effect of the modifications is generally amortized over future periods.
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
Contingent consideration related to business acquisitions: In connection with business acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified objectives such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration that we expect to pay. We remeasure the fair value of our contingent consideration arrangements each reporting period and, based on new developments, records changes in fair value until either the contingent consideration obligation is

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfied through payment upon the achievement of, or the obligation no longer exists due to the failure to achieve, the specified objectives. The change in the fair value is recorded in selling, general and administrative expenses in the consolidated statement of income. A contingent consideration payment is classified as a financing activity in the consolidated statement of cash flows to the extent it was recorded as a liability as of the acquisition date. Any additional amount paid in excess of the amount initially accrued is classified as an operating activity in the consolidated statement of cash flows.
Revenue recognition: We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For the OEM segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which represented 88%, 9% and 3% of our consolidated net revenues, respectively, for the 12 months ended December 31, 2019. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

We have made the following revenue accounting policy elections and elected to use certain practical expedients: (1) we account for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) we do not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, we expect the period between the time when we transfer a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) we expense costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; (4) we account for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service; (5) we classify shipping and handling costs within cost of goods sold; and (6) with respect to the OEM segment, we have applied the practical expedient to exclude disclosure of remaining performance obligations as the contracts typically have a term of one year or less.
The amount of consideration we receive and revenue we recognize varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. Our policy is to accept returns only in cases in which the product is defective and covered under our standard warranty provisions. When we give customers the right to return products, we estimate the expected returns based on an analysis of historical experience. The liability for returns and allowances was $7.2 million and $4.2 million as of December 31, 2019 and 2018, respectively. In estimating customer rebates, we consider the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers (as we have a history of providing similar rebates on similar products to similar customers) and other relevant information. The reserve for customer incentive programs, including customer rebates, was $21.6 million and $18.1 million at December 31, 2019 and 2018, respectively. We expect the amounts subject to the reserve as of December 31, 2019 to be paid within 90 days subsequent to period-end.
Leases: We have made an accounting policy election not to apply the lease accounting recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, we will recognize the lease payments for short term leases on a straight-line basis over the lease term. In addition, we have elected to apply certain practical expedients available under the new lease guidance effective January 1, 2019. As a result, and in connection with the transition to the new guidance, we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, or (iii) initial direct costs for any existing leases. We applied the practical expedients described above to our entire lease portfolio at the January 1, 2019 adoption date. Furthermore, as permitted under the new guidance, we have made, as a practical expedient, an accounting policy election to not separate lease and non-lease components and instead will account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Recently issued accounting standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changes the requirements for accounting for leases. Under the new guidance, in connection with a lease as to which an entity is a lessee, the entity generally must recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under previous guidance, operating leases were not recognized on the balance sheet. We adopted the new standard on January 1, 2019 using a modified retrospective transition approach, which requires leases existing at, or entered into after, January 1, 2019 to be recognized and measured in the consolidated balance sheet. We recognized additional net lease assets and lease liabilities of $105.3 million and $106.6 million, respectively, upon adoption of the guidance. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to the opening balance of retained earnings. Prior period amounts have not been adjusted and continue to reflect our historical accounting. Additional information and disclosures required by the new guidance are contained in Note 9.
In February 2018, the FASB issued new guidance to address a narrow-scope financial reporting issue that arose as a consequence of federal tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the TCJA"). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) do not reflect the appropriate tax rate. The new guidance, which was effective January 1, 2019, permits reclassification of these amounts from accumulated other comprehensive income to retained earnings thereby eliminating the stranded tax effects. The new guidance also requires certain disclosures about the stranded tax effects. We elected not to reclassify stranded tax effects from accumulated other comprehensive income to retained earnings.
In June 2016, the FASB issued new guidance that changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under current guidance, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in determining incurred loss. The new guidance requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable forecasts. The main objective of the new guidance is to provide financial statement users with more useful information in making decisions about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We adopted the new guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings on January 1, 2020. The adoption of the guidance did not have a material impact on the consolidated financial statements.
In December 2019, the FASB issued new guidance that simplifies various aspects of accounting for income taxes including those related to the step-up in the tax basis of goodwill, intraperiod tax allocations and the interim period effects of changes in tax laws or rates. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The majority of the modifications under the new guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings on January 1, 2021. We are currently evaluating the impact the guidance will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance to simplify the quantitative test for goodwill impairment. Under current guidance, if a reporting unit’s carrying value exceeds its fair value, the entity must determine the implied value of goodwill. This determination is made by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole as if the reporting unit had just been acquired. Under the new guidance, a determination of the implied value of goodwill will no longer be required; a goodwill impairment will be equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted this guidance on January 1, 2020 and will apply it, as applicable, to impairment testing we perform in 2020 and future years. The adoption of the guidance did not have an impact on the consolidated financial statements.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, new accounting guidance issued by the FASB or other standard setting bodies is adopted as of the specified effective date or, when permitted by the guidance and as determined by us, as of an earlier date. We have assessed recently issued guidance that is not yet effective, except as noted above, and believe the new guidance that we have assessed will not have a material impact on our results of operations, cash flows or financial position.

Note 3 - Net revenues
The following table disaggregates revenue by global product category for the year ended December 31, 2019, 2018 and 2017.

	Year Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Vascular access	$600,874	$575,327	$540,234
Anesthesia	338,413	349,370	344,599
Interventional	427,563	395,423	324,681
Surgical	370,074	358,707	356,156
Interventional urology	290,449	196,735	38,957
OEM	220,717	205,976	182,967
Other (1)	347,272	366,845	358,709
Net revenues (2)	$2,595,362	$2,448,383	$2,146,303
(1) Revenues in the "Other" category in the table above include revenues generated from sales of our respiratory and urology products (other than interventional urology products).
(2) The product categories listed above are presented on a global basis, while each of our reportable segments other than the OEM reportable segment are defined based on the geographic location of its operations; the OEM reportable segment operates globally. Each of the geographically based reportable segments include net revenues from each of the non-OEM product categories listed above.

Note 4 — Acquisitions and Divestitures

2019 Divestitures
On February 4, 2019, we sold substantially all of the assets related to our vein catheter reprocessing business for $12.6 million. We recognized a $2.7 million pre-tax gain on the sale of assets, which represents the excess of the $9.7 million fair value of consideration received over the carrying value of the assets sold. In connection with the sale, the purchaser of the assets issued a secured promissory note to us in the principal amount of $10.5 million. The purchaser's obligations under the notes are secured by a lien on substantially all of the purchaser's assets. The purchaser is obligated to repay the principal amount of the promissory note in annual installments of $2.1 million on each of the first five anniversaries of the date of sale. On the date of sale, the fair value of the promissory note was $7.6 million, which we calculated by applying a discount rate determined after taking into account the creditworthiness of the purchaser. As of December 31, 2019, we had $6.8 million in receivables related to the promissory note, of which $2.3 million and $4.5 million are included in accounts receivable, net and other assets, respectively, within the consolidated balance sheet.
2018 Acquisitions
In October 2018, we acquired Essential Medical, Inc., a medical device company that developed the MANTA Vascular Closure Device, which is designed for closure of large bore arteriotomies and complements our interventional product portfolio. The fair value of the consideration transferred was $114.7 million, which included an initial payment of $60.4 million and $54.3 million in estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of our obligations (using a Monte Carlo valuation approach), under the acquisition agreement, to make additional payments of up to $100 million if certain sales and regulatory goals are met. See Note 12 for additional information related to the fair value measurement of the contingent consideration. Based on the purchase price allocation, the assets acquired principally consist of $103.2 million of intellectual property, $2.0 million of customer relationship assets and $30.1 million of goodwill. The intangible assets are being amortized over a useful life of 20 years. Goodwill arising from the acquisition represents revenue growth attributable to anticipated increased market penetration from acquired products and future customers and is not tax deductible.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other acquisitions
During 2018, we also completed acquisitions related to our surgical and interventional product portfolios and distributor to direct sales conversions. The total fair value of the consideration transferred in connection with these transactions was $62.5 million.

Pro forma information for 2018 acquisitions is not presented as the operations of the acquired businesses are not material to our overall operations.

Pro forma combined financial information

The following unaudited pro forma combined financial information for the years ended December 31, 2017 gives effect to the 2017 acquisitions of Vascular Solutions, Inc. ("Vascular Solutions") and NeoTract, Inc ("NeoTract") as if they were completed at the beginning of 2016. The operating results of the Vascular Solutions and NeoTract acquisitions are included in our interventional and interventional urology product categories, respectively. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under our ownership and management.

2017
(unaudited)
Net revenue	$2,255,696
Net income	$119,934
Basic earnings per common share:
Net income	$2.66
Diluted earnings per common share:
Net income	$2.57
Weighted average common shares outstanding:
Basic	45,004
Diluted	46,664

The unaudited pro forma combined financial information presented above includes the accounting effects of the Vascular Solutions and NeoTract acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; adjustments for depreciation of property, plant and equipment; interest expense; and the related tax effects.
Supplemental cash flow information

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Non cash investing and financing activities of continuing operations:
Acquisition of businesses	$—	$54,696	$261,733

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Restructuring and impairment charges

We have ongoing restructuring programs related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as our 2019, 2018 and 2014 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these ongoing plans:

	2019 Footprint realignment plan	2018 Footprint realignment plan	2014 Footprint realignment plan
Program expense estimates:	(Dollars in millions)
Termination benefits	$19 to $23	$60 to $70	$12 to $13
Other costs (1)	1 to 2	2 to 4	1 to 2
Restructuring charges	20 to 25	62 to 74	13 to 15
Restructuring related charges (2)	36 to 45	40 to 59	34 to 37
Total restructuring and restructuring related charges	$56 to $70	$102 to $133	$47 to $52
Other program estimates:
Expected cash outlays	$53 to $66	$99 to $127	$38 to $43
Expected capital expenditures	$29 to $35	$19 to $23	$25 to $30
Other program information:
Period initiated	February 2019	May 2018	April 2014
Estimated period of substantial completion	2022	2024	2021
Aggregate restructuring charges	$13.8	$54.1	$13.0
Restructuring related charges incurred:
For year ended December 31, 2019	$6.1	$3.0	$3.2
Aggregate restructuring related charges	$6.6	$7.2	$32.2

(1)Includes facility closure, employee relocation, equipment relocation and outplacement costs.
(2)Restructuring related charges represent costs that are directly related to the programs and principally constitute costs to transfer manufacturing operations to the existing lower-cost locations, project management costs and accelerated depreciation. The 2018 Footprint realignment plan also includes a charge associated with our exit from the facilities that is expected to be imposed by the taxing authority in the affected jurisdiction. Excluding this tax charge, substantially all of these charges are expected to be recognized within cost of goods sold.
The following table summarizes the restructuring reserve activity related to our 2019, 2018 and 2014 Footprint realignment plans:

	2019 Footprint realignment plan	2018 Footprint realignment plan	2014 Footprint realignment plan
	(Dollars in thousands)
Balance at December 31, 2017	$—	$—	$3,926
Subsequent accruals	—	54,993	830
Cash payments	—	(4,503)	(820)
Foreign currency translation	—	(2,016)	—
Balance at December 31, 2018	—	48,474	3,936
Subsequent accruals	13,753	(939)	313
Cash payments	(1,602)	(3,628)	(580)
Foreign currency translation and other	(281)	367	—
Balance at December 31, 2019 (1)	$11,870	$44,274	$3,669
(1)The restructuring reserves as of December 31, 2019 , 2018 and 2017 consisted mainly of accruals related to termination benefits. Most of the Other costs (facility closure, employee relocation, equipment relocation and outplacement costs) were expensed and paid in the same period.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restructuring and impairment charges recognized for the years ended December 31, 2019, 2018, and 2017 consisted of the following:

	2019
	Termination benefits	Other Costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$13,683	$70	$13,753
2018 Footprint realignment plan	(1,787)	848	(939)
Other restructuring programs (2)	787	1,638	2,425
Total restructuring charges	12,683	2,556	15,239
Asset impairment charges	—	6,966	6,966
Total restructuring and impairment charges	$12,683	$9,522	$22,205

	2018
	Termination benefits	Other Costs (1)	Total
	(Dollars in thousands)
2018 Footprint realignment plan	$53,992	$1,001	$54,993
Other restructuring programs (3)	3,820	1,307	5,127
Total restructuring charges	57,812	2,308	60,120
Asset impairment charges	—	19,110	19,110
Total restructuring and impairment charges	$57,812	$21,418	$79,230

	2017
	Termination benefits	Other Costs (1)	Total
	(Dollars in thousands)
2017 Vascular Solutions integration program (4)	$5,377	$118	$5,495
2017 EMEA restructuring program (5)	4,921	280	5,201
Other restructuring programs (6)	3,018	1,076	4,094
Total restructuring charges	$13,316	$1,474	$14,790
(1) Includes facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to a restructuring program initiated in the third quarter of 2019 that is designed to reduce costs and improve efficiencies through reorganizations within several businesses and certain corporate functions and the 2014 Footprint realignment plan.
(3) Includes activity primarily related to the 2016 Footprint realignment plan, which is substantially complete, and the 2014 Footprint realignment plan, as well as the 2017 Vascular Solutions integration program and the 2017 EMEA restructuring program, both of which are described below.
(4) The program was initiated in 2017 and was related to the integration of Vascular Solutions into Teleflex and has been substantially completed.
(5) The program was initiated in 2017 to centralize certain administrative functions in Europe and has been substantially completed.
(6) Includes activity primarily related to the 2016 Footprint realignment plan, the 2014 Footprint realignment plan and the other 2016 restructuring programs.
Impairment Charges
For the year ended December 31, 2019 and 2018, we recorded impairment charges of $7.0 million and $19.1 million, respectively, related to our decision to abandon certain intellectual property and other assets associated with our interventional product portfolio. There were no impairment charges recorded for the year ended December 31, 2017.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Inventories
Inventories at December 31, 2019 and 2018 consist of the following:

	2019	2018
	(Dollars in thousands)
Raw materials	$114,302	$111,105
Work-in-process	71,479	62,334
Finished goods	290,776	254,339
Inventories	$476,557	$427,778

Note 7 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2019 and 2018 were as follows:

	2019	2018
	(Dollars in thousands)
Land, buildings and leasehold improvements	$248,067	$224,605
Machinery and equipment	443,612	421,873
Computer equipment and software	158,574	137,899
Construction in progress	63,991	105,319
	914,244	889,696
Less: Accumulated depreciation	(483,525)	(456,930)
Property, plant and equipment, net	$430,719	$432,766

Supplemental cash flow information

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Non cash investing and financing activities of continuing operations:
Property, plant and equipment additions due to build-to-suit lease transactions	$—	$29,448	$—

Note 8 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reportable operating segment, for the years ended December 31, 2019 and 2018 were as follows:

	Americas	EMEA	Asia	OEM	Total
	(Dollars in thousands)
Balance as of December 31, 2017
Goodwill	$1,859,089	$494,548	$209,200	$4,883	$2,567,720
Accumulated impairment losses	(332,128)	—	—	—	(332,128)
	1,526,961	494,548	209,200	4,883	2,235,592
Goodwill related to acquisitions	29,345	4,730	6,590	—	40,665
Translation and other adjustments	(6,772)	(18,663)	(4,243)	—	(29,678)
Balance as of December 31, 2018	1,549,534	480,615	211,547	4,883	2,246,579
Goodwill related to acquisitions	439	189	1,205	—	1,833
Translation and other adjustments	952	(5,032)	973	—	(3,107)
Balance as of December 31, 2019	$1,550,925	$475,772	$213,725	$4,883	$2,245,305

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at December 31, 2019 and 2018 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2019	2018	2019	2018
	(Dollars in thousands)
Customer relationships	$1,021,852	$1,030,194	$(367,585)	$(322,972)
In-process research and development	27,940	28,457	—	—
Intellectual property	1,351,990	1,363,516	(402,340)	(322,539)
Distribution rights	23,369	23,465	(18,859)	(17,860)
Trade names	563,315	565,070	(50,718)	(36,379)
Non-compete agreements	22,618	23,004	(15,297)	(8,904)
	$3,011,084	$3,033,706	$(854,799)	$(708,654)
As of December 31, 2019, trade names having a carrying value of $233.8 million are considered indefinite-lived. Acquired IPR&D is indefinite-lived until the completion of the related development project, at which point amortization of the carrying value of the technology will commence.
Amortization expense related to intangible assets was $150.0 million, $149.5 million, and $98.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

(Dollars in thousands)
2020	$148,800
2021	147,200
2022	142,600
2023	141,600
2024	139,500

Note 9 — Leases
We have operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides us with an option to extend the lease term, we take into account payments to be made in the optional extension period when it is reasonably certain that we will exercise the option. Total lease cost (all of which related to operating leases) was $30.2 million, $32.6 million and $31.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Maturities of lease liabilities

December 31, 2019
(Dollars in thousands)
2020	$25,323
2021	24,263
2022	22,484
2023	17,653
2024	13,688
2025 and thereafter	40,704
Total lease payments	144,115
Less: interest	(21,894)
Present value of lease liabilities	$122,221

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental information

December 31, 2019
(Dollars in thousands)
Total lease liabilities (1)	$122,221
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$26,458
Right of use assets obtained in exchange for operating lease obligations	$37,673
Weighted average remaining lease term	7.2 years
Weighted average discount rate	4.4%
(1) The current portion of the operating lease liability is included in other current liabilities.
As of December 31, 2018, minimum lease payments under noncancellable operating leases were expected to be as follows:

December 31, 2018
(Dollars in thousands)
2019	$25,294
2020	23,216
2021	21,419
2022	19,460
2023	17,403
2024 and thereafter	41,368

Note 10 — Borrowings
Our borrowings at December 31, 2019 and 2018 were as follows:

	2019	2018
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 3.12% at December 31, 2019, and 4.27% at December 31, 2018, due 2024	$300,000	$293,000
Term loan facility, at a rate of 3.17% at December 31, 2019 and 4.27% at December 31 2018, due 2022	673,000	683,500
5.25% Senior Notes due 2024	—	250,000
4.875% Senior Notes due 2026	400,000	400,000
4.625% Senior Notes due 2027	500,000	500,000
Securitization program, at a rate of 2.51% at December 31, 2019 and 3.25% at December 31, 2018	50,000	50,000
	1,923,000	2,176,500
Less: Unamortized debt issuance costs	(14,057)	(17,675)
	1,908,943	2,158,825
Current portion of borrowings	(50,000)	(86,625)
Long-term borrowings	$1,858,943	$2,072,200
Senior credit facility
On April 5, 2019, we amended and restated our existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the "Credit Agreement"), which provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $700.0 million (the "Credit Agreement"). Our obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of our material domestic subsidiaries. The obligations under the Credit Agreement are secured, subject to certain exceptions and limitations, by a lien on substantially all of the assets owned by us and each guarantor. The maturity date of the revolving credit facility and the term loan facility under the Credit Agreement is April 5, 2024.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At our option, loans under the Credit Agreement will bear interest at a rate equal to adjusted LIBOR plus an applicable margin ranging from 1.25% to 2.00% or at an alternate base rate, which generally is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.5% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar borrowings and (iii) 1% above adjusted LIBOR for a one month interest period, plus in each case an applicable margin ranging from 0.125% to 0.0100, in each case subject to adjustments based on our consolidated total net leverage ratio. Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
The Credit Agreement contains customary representations and warranties and covenants that, in each case, subject to certain exceptions, qualifications and thresholds, (a) place limitations on us regarding the incurrence of additional indebtedness, additional liens, fundamental changes, dispositions of property, investments and acquisitions, dividends and other restricted payments, transactions with affiliates, restrictive agreements, changes in lines of business and swap agreements, and (b) require us to comply with sanction laws and other laws and agreements, to deliver financial information and certain other information and give notice of certain events, to maintain their existence and good standing, to pay their other obligations, to permit the administrative agent and the lenders to inspect their books and property, to use the proceeds of the Credit Agreement only for certain permitted purposes and to provide collateral in the future. Subject to certain exceptions, we are required to maintain a maximum consolidated total net leverage ratio of 4.50 to 1.00. We are further required to maintain a minimum consolidated interest coverage ratio of 3.50 to 1.00.
We capitalized $4.0 million related to transaction fees, including underwriters' discounts and commissions incurred in connection with the second amendment to the Credit Agreement.
5.25% Senior notes due 2024
On October 31, 2019, we issued a notice of redemption to holders of our outstanding $250 million aggregate principal amount of 5.25% Senior Notes due 2024 (the “2024 Notes”). Pursuant to the notice of redemption, the 2024 Notes were redeemed on November 15, 2019 (the “Redemption Date”) at a redemption price equal to 102.625% of the principal amount of the 2024 Notes plus accrued and unpaid interest up to, but not including, the Redemption Date. We recognized a loss on extinguishment of debt of $8.8 million in 2019 as a result of the redemption of the 2024 Notes.
4.875% Senior notes due 2026
In 2016, we issued $400.0 million of 4.875% Senior Notes due 2026 (the "2026 Notes"). We pay interest on the 2026 Notes semi-annually on June 1 and December 1 at a rate of 4.875% per year. The 2026 Notes mature on June 1, 2026, unless earlier redeemed by us at our option, as described below, or purchased by us at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the Indenture related to the 2026 Notes) or upon our election to exercise its optional redemption rights, as described below.
Our obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of the other 100% owned domestic subsidiaries. See Note 19 for further information regarding the guarantors under the 2026 Notes.
At any time on or after June 1, 2021, we may, on one or more occasions, redeem some or all of the 2026 Notes at a redemption price of 102.438% of the principal amount of the 2026 Notes subject to redemption, declining, in annual increments of 0.813%, to 100% of the principal amount on June 1, 2024, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2021, we may, on one or more occasions, redeem some or all of the 2026 Notes at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2026 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2026 Notes of the present value, on the redemption date of the sum of (i) the June 1, 2021 optional redemption price plus (ii) all required interest payments on the 2026 Notes through June 1, 2021 (other than accrued and unpaid interest to the redemption date), generally computed using a discount rate equal to the yield to maturity of U.S. Treasury securities with a constant maturity for the period most nearly equal to the period from the redemption date to June 1, 2021 (unless the period is less than one year, in which case the weekly average yield on traded U.S. Treasury securities adjusted to a constant maturity of one year will be used), plus 50 basis points.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indenture relating to the 2026 Notes contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability to incur additional debt or issue preferred stock or other disqualified stock; create liens; merge, consolidate or dispose of certain assets, make investments or make other restricted payments; or enter into transactions with affiliates.
4.625% Senior notes due 2027
In 2017, we issued $500.0 million of 4.625% Senior Notes due 2027 (the "2027 Notes"). We pay interest on the 2027 Notes semi-annually on May 15 and November 15, commencing on May 15, 2018, at a rate of 4.625% per year. The 2027 Notes mature on November 15, 2027 unless earlier redeemed by us at our option, as described below, or purchased by us at the holder’s option under specified circumstances following a Change of Control or Asset Sale (each as defined in the indenture related to the 2027 Notes), coupled with a downgrade in the ratings of the 2027 Notes, or upon our election to exercise our optional redemption rights, as described below. We incurred transaction fees of $7.9 million, including underwriters’ discounts and commissions, in connection with the offering of the 2027 Notes, which were recorded on the consolidated balance sheet as a reduction to long-term borrowings and are being amortized over the term of the 2027 Notes. We used the net proceeds from the offering to repay borrowings under our revolving credit facility.
Our obligations under the 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. See Note 19 for further information regarding the guarantors under the 2027 Notes.
At any time on or after November 15, 2022, we may, on one or more occasions, redeem some or all of the 2027 Notes at a redemption price of 102.313% of the principal amount of the 2027 Notes subject to redemption, declining, in annual increments of 0.771%, to 100% of the principal amount on November 15, 2025, plus accrued and unpaid interest. In addition, at any time prior to November 15, 2022, we may, on one or more occasions, redeem some or all of the 2027 Notes at a redemption price equal to 100% of the principal amount of the 2027 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2027 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2027 Notes of the present value, on the redemption date of the sum of (i) the November 15, 2022 optional redemption price plus (ii) all required interest payments on the 2027 Notes through November 15, 2022 (other than accrued and unpaid interest to the redemption date), generally computed using a discount rate equal to the yield to maturity of U.S. Treasury securities with a constant maturity for the period most nearly equal to the period from the redemption date to November 15, 2022 (unless the period is less than one year, in which case the weekly average yield on traded U.S. Treasury securities adjusted to a constant maturity of one year will be used), plus 50 basis points.
In addition, at any time prior to November 15, 2020, we may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2027 Notes, using the proceeds of specified types of Company equity offerings and subject to specified conditions, at a redemption price equal to 104.625% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.
The indenture relating to the 2027 Notes contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability to create liens; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; or enter into sale leaseback transactions.
Securitization program
We have an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to $50.0 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2019, we were in compliance with the covenants, and none of the termination events had occurred. As of both December 31, 2019 and 2018, we had $50.0 million (the maximum amount available) of outstanding borrowings under its accounts receivable securitization facility.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of long-term debt
To determine the fair value of our debt for which quoted prices are not available, we use a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. Our implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of our debt as of December 31, 2019 and 2018, which is valued based on Level 2 inputs within the hierarchy used to measure fair value (see Note 12 to the consolidated financial statements for further information):

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Fair value of debt	$1,974,918	$2,145,473
Debt Maturities
As of December 31, 2019, the aggregate amounts of long-term debt, demand loans and debt under our securitization program that will mature during each of the next four years and thereafter were as follows:

(Dollars in thousands)
2020	$50,000
2021	25,500
2022	35,000
2023	43,750
2024 and thereafter	1,768,750
Supplemental cash flow information

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash interest paid	$95,954	$101,790	$74,256

Note 11 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flows hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with its currency exposures, which generally approximate one month. For the years ended December 31, 2019 and 2018, we recognized losses related to non-designated foreign currency forward contracts of $3.8 million and $1.9 million, respectively.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2019 and 2018 was $132.0 million and $115.3 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2019 and 2018 was $145.1 million and $125.9 million, respectively. All open foreign currency forward contracts as of December 31, 2019 have durations of 12 months or less.
Cross-currency interest rate swaps
During 2019, we entered into cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we have notionally exchanged $250 million at an annual interest rate of 4.8750% for €219.2 million at an annual interest rate of 2.4595%. The swap agreements are designed as net investment hedges and expire on March 4, 2024.
During 2018, we entered into cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.625% for €433.9 million at an annual interest rate of 1.942%. The swap agreements are designated as net investment hedges and expire on October 4, 2023.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The swap agreements described above require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI") while the accrued interest is recognized in interest expense in the statement of operations. For the years ended December 31, 2019 and 2018, we recognized foreign exchange gain of $20.8 million and $4.0 million, respectively, in foreign currency translation adjustments within AOCI related to the cross-currency swaps. For the years ended December 31, 2019 and 2018, we recognized $18.9 million and $3.3 million, respectively, in interest benefit related to the cross-currency swaps.
Balance sheet presentation
The following table presents the locations in the consolidated balance sheets and fair value of derivative instruments as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$1,659	$1,216
Non-designated foreign currency forward contracts	192	106
Cross-currency interest rate swap	21,575	14,728
Prepaid expenses and other current assets	23,426	16,050
Cross-currency interest rate swap	13,066	—
Other assets	13,066	—
Total asset derivatives	36,492	16,050
Liability derivatives:
Designated foreign currency forward contracts	1,285	524
Non-designated foreign currency forward contracts	102	264
Other current liabilities	1,387	788
Cross-currency interest rate swap	—	7,793
Other liabilities	—	7,793
Total liability derivatives	$1,387	$8,581
See Note 13 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
For the years ended December 31, 2019, 2018 and 2017, there was no ineffectiveness related to our hedging derivatives.

Note 12 — Fair value measurement
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
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Basis of fair value measurement
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investments in marketable securities	$10,926	$10,926	$—	$—
Derivative assets	36,492	—	36,492	—
Derivative liabilities	1,387	—	1,387	—
Contingent consideration liabilities	219,908	—	—	219,908

	Basis of fair value measurement
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investments in marketable securities	$8,671	$8,671	$—	$—
Derivative assets	16,050	—	16,050	—
Derivative liabilities	8,581	—	8,581	—
Contingent consideration liabilities	304,248	—	—	304,248
There were no transfers of financial assets or liabilities among Level 1, Level 2 or Level 3 within the fair value hierarchy during the years ended December 31, 2019 or 2018.
Valuation Techniques
Our financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under Company benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.
Our financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts and cross-currency interest rate swap agreements. We use foreign currency forward contracts and cross-currency interest rate swap agreements to manage foreign currency transaction exposure as well as exposure to foreign currency denominated monetary assets and liabilities. We measure the fair value of the foreign currency forward and cross-currency swap agreements by calculating the amount required to enter into offsetting contracts with similar remaining maturities, based on quoted market prices, and taking into account the creditworthiness of the counterparties.
Our financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to our acquisitions.
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
We determine the fair value of the contingent consideration liabilities related to the NeoTract and Essential Medical acquisitions, which represent most of our contingent consideration liabilities as of December 31, 2019, using a Monte Carlo simulation (which involves a simulation of future revenues during the earn-out period using management's best estimates) or other probability-weighted discounted cash flow analysis. Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect. As of December 31, 2019, the maximum amount we could be required to pay under the contingent consideration arrangements related to the NeoTract and Essential Medical acquisitions was $263.2 million.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration.

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range
Milestone-based payment
	Discounted cash flow	Discount rate	2.8% - 3.3%
		Projected year of payment	2020 - 2023
Revenue-based
	Monte Carlo simulation	Revenue volatility	19.0% - 23.5%
		Risk free rate	Cost of debt structure
		Projected year of payment	2020 - 2022

	Discounted cash flow	Discount rate	10%
		Projected year of payment	2020 - 2029
The following table provides information regarding changes in our contingent consideration liabilities for the years ended December 31, 2019 and 2018:

	2019	2018
	(Dollars in thousands)
Beginning balance – January 1	$304,248	$272,136
Initial estimate upon acquisition	—	54,696
Payments (1)	(138,171)	(75,335)
Revaluations	53,915	52,977
Translation adjustment	(84)	(226)
Ending balance – December 31	$219,908	$304,248
(1) Consists mainly of a $106.8 million payment associated with our acquisition of NeoTract and resulting from the achievement of a revenue-based goal for the period from January 1, 2018 to December 31, 2018 and $30.0 million of payments associated with our acquisition of Essential Medical and resulting from achievement of a regulatory goal.

Note 13 — Shareholders' equity
Our authorized capital is comprised of 200 million common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2019	2018	2017
	(Shares in thousands)
Basic	46,200	45,689	45,004
Dilutive effect of share based awards	890	970	923
Dilutive effect of convertible notes and warrants	—	142	737
Diluted	47,090	46,801	46,664
Weighted average shares that were antidilutive and therefore excluded from the calculation of diluted earnings per share were 0.1 million, 0.6 million and 0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In connection with our 2010 issuance of $400 million principal amount of convertible notes that matured in August 2017, and as a component of hedging arrangements between Teleflex and two institutional counterparties, we issued warrants to the counterparties, entitling them to purchase shares of our common stock. At December 31, 2018, all of the warrants were either (a) canceled as a result of warrant unwind agreements between Teleflex and the counterparties or (b) exercised by the counterparties.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provides information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019 and 2018:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2017	$340	$(138,808)	$(126,623)	$(265,091)
Other comprehensive income (loss) before reclassifications	2,574	1,605	(83,889)	(79,710)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,107)	5,823	—	3,716
Net current-year other comprehensive income (loss)	467	7,428	(83,889)	(75,994)
Balance at December 31, 2018	807	(131,380)	(210,512)	(341,085)
Other comprehensive income (loss) before reclassifications	1,062	(12,811)	4,195	(7,554)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,134)	5,381	—	4,247
Net current-year other comprehensive (loss) income	(72)	(7,430)	4,195	(3,307)
Balance at December 31, 2019	$735	$(138,810)	$(206,317)	$(344,392)
The following table provides information relating to the losses (gains) recognized in the statements of income including the reclassifications of losses (gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Losses (gains) on designated foreign exchange forward contracts:
Cost of goods sold	$(1,284)	$(2,270)	$(95)
Total before tax	(1,284)	(2,270)	(95)
Taxes expense (benefit)	150	163	84
Net of tax	$(1,134)	$(2,107)	$(11)
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	$6,930	$7,305	$6,904
Prior-service credits (1)	82	251	105
Total before tax	7,012	7,556	7,009
Tax benefit	(1,631)	(1,733)	(2,496)
Net of tax	$5,381	$5,823	$4,513
Impact on income from continuing operations, net of tax	$4,247	$3,716	$4,502
(1)These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 16 for additional information).
Supplemental cash flow information

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Non cash investing and financing activities of continuing operations:
Settlement and exchange of convertible notes with common or treasury stock	$—	$—	$53,207
Acquisition of treasury stock from settlement and exchange of convertible note hedge and warrants	$—	$56,075	$141,405

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Stock compensation plans
In May 2014, our stockholders approved the Teleflex Incorporated 2014 Stock Incentive Plan (the "2014 Plan") which replaced the 2008 Stock Incentive Plan and 2000 Stock Compensation Plan (the "Prior Plans"), under which stock options and restricted stock awards previously were granted. The 2014 Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards and other stock-based awards to directors, officers and key employees. Under the 2014 Plan, we are authorized to issue up to 5.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the 2014 Plan that, among other things, (i) count shares underlying a stock option or stock appreciation right (each, an "option award") as one share and each share underlying any other type of award (a "stock award") as 1.8 shares, (ii) increase the shares we are authorized to issue by one or 1.8 shares for each share underlying an option award or stock award, respectively, under the Prior Plans that have been canceled, expired, settled in cash or forfeited after December 31, 2013 and (iii) decrease the number of shares we are authorized to issue by one share and 1.8 shares for each share underlying an option award or stock award, respectively, granted under the Prior Plans between January 1, 2014 and the May 2, 2014 adoption of the 2014 Plan by our stockholders. Options granted under the 2014 Plan have an exercise price equal to the closing price of the common stock on the date of the grant. In 2019, we granted, under the 2014 Plan, non-qualified options to purchase 162,087 shares of common stock and granted restricted stock units relating to 69,799 shares of common stock under the 2014 Plan. We also granted performance share units (“PSUs”), as described in the following paragraph.
In 2018, we began granting PSUs to specified senior managers. The PSUs are designed to provide further incentive to our senior management with respect to achievement of the long term financial objectives. The PSU component of the equity incentive program is designed to provide shares of our common stock to the holder based upon our achievement of certain financial performance criteria during a designated performance period of three years. The number of shares to be awarded under the PSUs granted are subject to modification based upon our total stockholder return relative to a designated group of public companies. Assuming target performance is achieved, a total of 18,663 shares of common stock would be issuable in respect of the PSUs granted and a maximum of 46,660 shares would be issuable in respect of such PSUs upon achievement of maximum performance levels.
The following table summarizes the share-based compensation activity:

	2019	2018	2017
	(Dollars in millions)
Share-based compensation expense	$26.9	$22.4	$19.4
Total income tax benefit recognized for share-based compensation arrangements	$21.1	$20.7	$12.8
Net excess tax benefit	$15.4	$15.9	$6.6

The unrecognized compensation expense for all awards granted in 2019 as of the grant date was $34.0 million, which will be recognized over the vesting period of the awards. As of December 31, 2019, 3,357,048 shares were available for future grants under the 2014 Plan.
Option Awards
The fair value of options granted in 2019, 2018 and 2017 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2019	2018	2017
Risk-free interest rate	2.44%	2.67%	1.88%
Expected life of option	4.99 years	4.98 years	4.94 years
Expected dividend yield	0.47%	0.54%	0.71%
Expected volatility	23.92%	22.65%	21.74%

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the option activity during 2019:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, beginning of the year	1,471,449	$136.62
Granted	162,087	288.45
Exercised	(291,696)	99.96
Forfeited or expired	(16,308)	245.65
Outstanding, end of the year	1,325,532	161.91	6.0	284,371
Exercisable, end of the year	1,018,703	$133.71	5.3	247,275
The weighted average grant date fair value for options granted during 2019, 2018 and 2017 was $68.22, $58.16 and $39.70, respectively. The total intrinsic value of options exercised during 2019, 2018 and 2017 was $64.3 million, $69.4 million and $15.7 million, respectively.
We recorded $9.6 million of expense related to options during 2019, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2019, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $10.6 million, which is expected to be recognized over a weighted-average period of 1.4 years. Authorized but unissued shares of our common stock are issued upon exercises of options.
Stock Awards
The fair value of PSUs granted in 2019 was determined using a Monte Carlo simulation valuation model. The grant date fair value for these awards was $305.58.
The fair value for restricted stock units granted in 2019, 2018 and 2017 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2019	2018	2017
Risk-free interest rate	2.41%	2.41%	1.47%
Expected dividend yield	0.46%	0.53%	0.71%
The following table summarizes the non-vested restricted stock unit activity during 2019:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(Dollars in thousands)
Outstanding, beginning of the year	201,812	$188.10
Granted	69,799	286.51
Vested	(80,835)	150.83
Forfeited	(13,428)	236.31
Outstanding, end of the year	177,348	$240.17	1.2	$66,761
We issued 69,799, 62,221 and 82,865 of non-vested restricted stock units in 2019, 2018 and 2017, respectively, the majority of which provide for vesting as to all underlying shares on the third anniversary of the grant date. The weighted average grant-date fair value for non-vested restricted stock units granted during 2019, 2018 and 2017 was $286.51, $250.66 and $187.85, respectively.
We recorded $14.1 million of expense related to stock awards during 2019, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2019, the unamortized share-based compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $18.6 million, which is expected to be recognized over a weighted-average period of 1.2 years. We use treasury stock to provide shares of common stock in connection with vesting of the stock awards.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2019	2018	2017
	(Dollars in thousands)
Current:
Federal	$19,374	$(1,525)	$133,621
State	8,220	1,432	5,213
Non-U.S.	23,690	29,353	35,444
Deferred:
Federal	(2,041)	(5,124)	(258,247)
State	(28,277)	(5,114)	1,459
Non-U.S.	(143,044)	4,174	212,158
	$(122,078)	$23,196	$129,648
U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, permanently reducing corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018; implementing a territorial tax system, by generally providing for, among other things, a dividends received deduction on the foreign source portion of dividends received from a non-U.S. corporation if specified conditions are met; and imposing a one-time repatriation tax on undistributed post-1986 non-U.S. subsidiary earnings and profits, which are deemed repatriated for purposes of the tax.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 states that in these circumstances, if a company can determine a reasonable estimate for the income tax effects, the SEC staff would not object if the company includes in its financial statements the reasonable estimate it has determined (and the SEC staff also expressed its belief that it would not be appropriate for a company to exclude a reasonable estimate from its financial statements to the extent a reasonable estimate has been determined).
As a result of the TCJA, we reassessed and revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a $46.1 million provisional tax benefit in our consolidated statement of income for the year ended December 31, 2017. We also recognized a $154.0 million provisional tax expense in our consolidated statement of income for the year ended December 31, 2017, related to the deemed repatriated earnings. We expect to pay this tax over an eight-year period. These two provisional amounts are collectively referred to as the TCJA Provisions.
In accordance with SAB118, during the year ended December 31, 2018, we recognized a net $2.3 million discrete tax benefit for adjustments to the TCJA Provisions, of which, $0.2 million related to the taxes on deemed repatriated earnings and $2.1 million related to the revaluation of deferred tax assets and liabilities; both were the result of additional analysis, changes in interpretations and in our assumptions, and the issuance of additional regulatory guidance. We completed the accounting for the TCJA Provisions in the fourth quarter of 2018 and we made no further adjustments to the TCJA Provisions in 2019.
While the TCJA provides for a territorial tax system, beginning in 2018, it includes new U.S. tax base erosion provisions, including the global intangible low-taxed income (“GILTI”) provision.

The GILTI provisions require us to include, in our U.S. income tax return, non-U.S. subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We were subject to incremental U.S. tax of $10.7 million on GILTI income beginning in 2018. We elected to account for the GILTI tax in the period in which it is incurred.

At December 31, 2019, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered non-permanently reinvested and for which taxes have been provided approximated $1.7 billion. At December 31, 2019, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permanently reinvested approximated $0.5 billion. Earnings considered permanently reinvested are expected to be reinvested indefinitely and, as a result, no additional deferred tax liability has been recognized with regard to these earnings. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the U.S. because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.
The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2019	2018	2017
	(Dollars in thousands)
U.S.	$89,021	$37,201	$37,528
Non-U.S.	250,882	182,427	247,383
	$339,903	$219,628	$284,911
Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Tax effect of international items	(11.3)	(3.3)	(25.7)
Impacts of the TCJA	—	(1.0)	37.9
Legal entity merger - deferred taxes(1)	(38.0)	—	—
Excess tax benefits related to share-based compensation	(4.5)	(7.2)	(2.3)
State taxes, net of federal benefit	(4.9)	(0.1)	0.1
Uncertain tax contingencies	—	(0.4)	(1.8)
Contingent consideration	3.4	5.3	0.4
Intellectual property impairment charge	—	(2.0)	—
Research and development tax credit	(1.1)	(1.6)	(0.8)
Other, net	(0.5)	(0.1)	2.7
	(35.9)%	10.6%	45.5%
(1) During 2019, we recognized a discrete tax benefit of $129 million resulting from a non-U.S. legal entity restructuring that eliminated the requirement to provide for withholding taxes on the future repatriation of certain non-permanently reinvested earnings.
The effective income tax rate for 2019 and 2018 was (35.9)% and 10.6%, respectively. The effective income tax rate for 2019 reflects a tax benefit of $129 million resulting from a non-U.S. legal entity restructuring that eliminated the requirement to provide for withholding taxes on the future repatriation of certain non-permanently reinvested earnings. Additionally, the effective tax rate for 2019 was affected by a tax benefit relating to the revaluation of state deferred tax assets and liabilities due to business integrations and other changes. The effective tax rates for both 2019 and 2018 reflect a net excess tax benefit related to share-based compensation and a tax cost associated with a non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract contingent consideration liability.
We are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, we establish and adjust reserves with respect to its uncertain tax positions to address developments related to those positions. We realized a net benefit of $0.1 million and $0.8 million in 2019 and 2018, respectively, as a result of reducing our reserves with respect to uncertain tax positions, principally due to the expiration of a number of applicable statutes of limitations. We realized a net benefit of $5.2 million in 2017, as a result of reducing our reserves with respect to uncertain tax positions, principally due to the conclusion of a tax audit in Germany and the expiration of various statutes of limitations.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant components of our deferred tax assets and liabilities at December 31, 2019 and 2018:

	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Tax loss and credit carryforwards	$174,997	$234,940
Lease assets	28,577	—
Pension	14,971	19,972
Reserves and accruals	60,799	68,767
Other	3,207	3,267
Less: valuation allowances	(119,233)	(143,971)
Total deferred tax assets	163,318	182,975
Deferred tax liabilities:
Property, plant and equipment	23,053	24,315
Intangibles — stock acquisitions	441,079	541,445
Unremitted non-U.S. earnings	81,967	218,769
Lease liabilities	28,577	—
Other	22,628	4,221
Total deferred tax liabilities	597,304	788,750
Net deferred tax liability	$(433,986)	$(605,775)
As a result of enactment of the TCJA, we reassessed and revalued our deferred tax positions, resulting in a $46.1 million decrease in the net deferred tax liability at December 31, 2017. Subsequently, in accordance with SAB 118, adjustments were made to the provisional amounts for the revaluation of deferred tax assets and liabilities due to additional analysis. During 2018, we recognized a net $2.1 million tax benefit as a result of changes in its revaluation of deferred tax assets and liabilities related to the TCJA. The accounting for these changes was completed in the fourth quarter of 2018. We made no further adjustments to the provisional amounts in 2019.
Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2019, the tax effect of such carryforwards approximated $175.0 million. Of this amount, $10.9 million has no expiration date, $4.8 million expires after 2019 but before the end of 2024 and $159.3 million expires after 2024. A portion of these carryforwards consists of tax losses and credits obtained by us as a result of acquisitions; the utilization of these carryforwards are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent us ultimately from utilizing the applicable loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the U.S. subsidiaries’ taxable income or loss, the state’s proportion of each subsidiary's taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $119.2 million and $144.0 million at December 31, 2019 and 2018, respectively, relates principally to the uncertainty of our ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(Dollars in thousands)
Balance at January 1	$8,106	$9,336	$15,054
Increase in unrecognized tax benefits related to prior years	351	—	—
Decrease in unrecognized tax benefits related to prior years	(201)	—	—
Unrecognized tax benefits related to the current year	1,237	899	895
Reductions in unrecognized tax benefits due to settlements	—	—	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(1,881)	(1,955)	(6,813)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	(51)	(174)	200
Balance at December 31	$7,561	$8,106	$9,336
The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations, were $4.4 million at December 31, 2019.
We accrue interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2019 was $0.2 million and $(0.1) million, respectively; for the year ended December 31, 2018 was $0.2 million and $(0.3) million, respectively; and for the year ended December 31, 2017 was $0.2 million and $(0.2) million, respectively. The liabilities in the consolidated balance sheets for interest and penalties at December 31, 2019 were $0.6 million and $2.2 million, respectively, and at December 31, 2018 were $0.6 million and $2.2 million, respectively.
The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
U.S.	2016	2019
Canada	2015	2019
China	2014	2019
Czech Republic	2016	2019
France	2017	2019
Germany	2011	2019
India	2002	2019
Ireland	2015	2019
Italy	2015	2019
Malaysia	2015	2019
Singapore	2015	2019
We are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2019, the most significant tax examination in process was in Germany. The date at which this examination may be concluded and the ultimate outcome of the examination are uncertain. As a result of the uncertain outcome of this ongoing examination, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2019. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitation, it is reasonably possible that our unrecognized tax benefits may change within the next year by a range of zero to $1.5 million.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Income taxes paid, net of refunds	$73,632	$65,605	$49,144

Note 16 — Pension and other postretirement benefits
We have a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. Our funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves.  As of December 31, 2019, no further benefits are being accrued under the U.S. defined benefit pension plans and the other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
Teleflex and certain of our subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from our funds.
The following table provides information regarding the components of the net benefit expense (income) of the pension and postretirement benefit plans for the years ended December 31, 2019, 2018 and 2017:

	Pension			Other Benefits
	2019	2018	2017	2019	2018	2017
	(Dollars in thousands)
Service cost	$2,768	$1,500	$2,887	$9	$50	$279
Interest cost	16,000	14,816	15,137	1,391	1,389	1,577
Expected return on plan assets	(27,426)	(29,666)	(26,809)	—	—	—
Net amortization and deferral	7,013	6,777	6,734	(1)	136	275
Curtailments	—	—	—	—	677	—
Settlements	—	486	—	—	—	—
Net benefit expense (income)	$(1,645)	$(6,087)	$(2,051)	$1,399	$2,252	$2,131
Net benefit expense (income) is primarily included in selling, general and administrative expenses within the consolidated statements of income.
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.3%	3.6%	4.2%	4.2%	3.6%	4.1%
Rate of return	7.7%	7.8%	8.1%
Initial healthcare trend rate				7.4%	7.8%	7.9%
Ultimate healthcare trend rate				5.0%	5.0%	5.0%

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides summarized information with respect to the pension and postretirement benefit plans, measured as of December 31, 2019 and 2018:

	Pension		Other Benefits
	2019	2018	2019	2018
	Under Funded		Under Funded
	(Dollars in thousands)
Benefit obligation, beginning of year	$416,470	$462,158	$42,115	$48,903
Service cost	2,768	1,500	9	50
Interest cost	16,000	14,816	1,391	1,389
Actuarial (gain) loss	57,525	(38,446)	1,551	(6,058)
Currency translation	229	(1,780)	—	—
Benefits paid	(20,350)	(19,314)	(5,090)	(2,790)
Medicare Part D reimbursement	—	—	66	101
Plan amendments	—	157	—	—
Curtailments	—	(162)	—	520
Settlements	—	(1,420)	—	—
Administrative costs	(2,406)	(1,039)	—	—
Projected benefit obligation, end of year	470,236	416,470	40,042	42,115
Fair value of plan assets, beginning of year	362,807	386,307
Actual return on plan assets	69,918	(13,275)
Contributions	12,695	12,687
Benefits paid	(20,350)	(19,314)
Settlements	—	(1,420)
Administrative costs	(2,406)	(1,039)
Currency translation	636	(1,139)
Fair value of plan assets, end of year	423,300	362,807
Funded status, end of year	$(46,936)	$(53,663)	$(40,042)	$(42,115)
The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the pension and postretirement plans:

	Pension		Other Benefits
	2019	2018	2019	2018
	(Dollars in thousands)
Other assets	$2,449	$2,837	$—	$—
Payroll and benefit-related liabilities	(1,617)	(1,729)	(5,091)	(3,972)
Pension and postretirement benefit liabilities	(47,768)	(54,771)	(34,951)	(38,143)
Accumulated other comprehensive loss	213,989	205,910	1,916	364
	$167,053	$152,247	$(38,126)	$(41,751)

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the amounts recognized in accumulated other comprehensive loss with respect to the plans:

	Pension
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2017	$51	$209,314	$(75,277)	$134,088
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(17)	(6,760)	1,579	(5,198)
Settlements	—	(486)	83	(403)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	4,495	(1,012)	3,483
Curtailments	—	(162)	42	(120)
Plan amendments	157	—	(27)	130
Impact of currency translation	—	(682)	183	(499)
Balance at December 31, 2018	191	205,719	(74,429)	131,481
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(18)	(6,995)	1,631	(5,382)
Settlements	—	—	—	—
Amounts arising during the period:
Actuarial changes in benefit obligation	—	15,033	(3,457)	11,576
Curtailments	—	—	—	—
Plan amendments	—	—	—	—
Settlements	—	—	—	—
Impact of currency translation	—	59	(15)	44
Balance at December 31, 2019	$173	$213,816	$(76,270)	$137,719

	Other Benefits
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
	(Dollars in thousands)
Balance at December 31, 2017	$305	$6,410	$(1,995)	$4,720
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(77)	(59)	32	(104)
Curtailments	(157)	—	39	(118)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(6,058)	1,459	(4,599)
Plan amendments	—	—	—	—
Balance at December 31, 2018	71	293	(465)	(101)
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(64)	65	—	1
Amounts arising during the period:
Actuarial changes in benefit obligation	—	1,551	(360)	1,191
Balance at December 31, 2019	$7	$1,909	$(825)	$1,091

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the weighted average assumptions for U.S. and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2019	2018	2019	2018
Discount rate	3.2%	4.3%	3.1%	4.2%
Rate of compensation increase	2.8%	2.6%
Initial healthcare trend rate			6.6%	7.4%
Ultimate healthcare trend rate			5.0%	5.0%
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension and other benefit obligations. The weighted average discount rates for U.S. pension plans and other benefit plans of 3.31% and 3.05%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2019. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, we extend the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, we determine the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.
As part of the evaluation of pension and other postretirement assumptions, we applied assumptions for mortality and healthcare cost trends that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, we used generational tables that take into consideration increases in plan participant longevity.
Our assumption for the expected return on plan assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent historical results have been affected by unsustainable trends or events, the effects of those trends are quantified and removed. We apply a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. The qualitative analysis is intended to provide an additional means for addressing the effect of unrealistic or unsustainable short-term valuations or trends, resulting in return levels and behavior we believe are more likely to prevail over long periods. Effective in 2020, we changed the expected return on plan assets of the U.S. pension plans from 8.0% to 7.75% due to modifications to the investment strategy in order to gradually reduce portfolio risk. The change had no impact on the results for the year ended December 31, 2019.
An increase in the assumed healthcare trend rate of 1% would increase the benefit obligation at December 31, 2019 by $1.9 million and would increase the 2019 benefit expense by $0.1 million. Decreasing this assumed rate by 1% would decrease the benefit obligation at December 31, 2019 by $1.7 million and would decrease the 2019 benefit expense by $0.1 million.
The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $469.6 million and $415.9 million for 2019 and 2018, respectively. All of the pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2019 and 2018, with the exception of one foreign plan that had plan assets of $2.4 million and $2.8 million in excess of the accumulated benefit obligation as of December 31, 2019 and 2018, respectively.
Our investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the availability of benefits for participants. These investments are primarily comprised of equity and fixed income mutual funds. Our other investments are largely comprised of a hedge fund of funds and a structured credit fund. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. Our target allocation percentage is as follows: equity securities (40%); fixed-income securities (50%) and other securities (10%). Equity funds are held for their expected return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk with respect to plan liabilities. The other investments are held to further diversify assets within the plans and are designed to provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured and

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monitored on an ongoing basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.
The following table provides the fair values of the pension plan assets at December 31, 2019 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$650	$650	—	—
Money market funds	5	5	—	—
Equity securities:
Managed volatility (b)	72,334	72,334	—	—
U.S. small/mid-cap equity (c)	10,014	10,014	—	—
World equity (excluding U.S.) (d)	48,285	48,285	—	—
Common equity securities – Teleflex Incorporated	38,359	38,359	—	—
Fixed income securities:
Intermediate duration fund (e)	38,500	38,500	—	—
Long duration bond fund (f)	107,143	107,143	—	—
Corporate bond fund (g)	13,107	13,107	—	—
Global credit fund (h)	929	929	—	—
Emerging markets debt fund (i)	9,974	9,974	—	—
Corporate, government and foreign bonds	29,714	29,714	—	—
Asset backed – home loans	316	—	$316	—
Other types of investments:
Multi asset funds (j)	8,246	4,759	3,487	—
Contract with insurance company (k)	9,849	—	—	$9,849
Other	5	—	—	5
Total investments at fair value	$387,430	$373,773	$3,803	$9,854
Investments measured at net asset value (l)	35,870
Total	$423,300

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the fair values of the pension plan assets at December 31, 2018 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash	$627	$627	—	—
Money market funds	7	7	—	—
Equity securities:
Managed volatility (b)	71,306	71,306	—	—
U.S. small/mid-cap equity (c)	15,379	15,379	—	—
World equity (excluding U.S.) (d)	24,589	24,589	—	—
Common equity securities – Teleflex Incorporated	30,216	30,216	—	—
Fixed income securities:
Intermediate duration fund (e)	26,958	26,958	—	—
Long duration bond fund (f)	90,661	90,661	—	—
Corporate bond fund (g)	12,162	12,162	—	—
Global credit fund (h)	647	647	—	—
Emerging markets debt fund (i)	7,923	7,923	—	—
Corporate, government and foreign bonds	30,418	30,418	—	—
Asset backed – home loans	367	—	$367	—
Other types of investments:
Multi asset funds (j)	6,905	3,676	3,229
Contract with insurance company (k)	10,092	—	—	$10,092
Other	5	—	—	5
Total investments at fair value	$328,262	$314,569	$3,596	$10,097
Investments measured at Net asset value (l)	34,545
Total	$362,807
a.Information on asset categories described in notes (b)-(k) is derived from prospectuses and other material provided by the respective funds comprising the respective asset categories.
b.This category comprises mutual funds that invest in securities of U.S. and non-U.S. companies of all capitalization ranges that exhibit relatively low volatility.
c.This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of small and mid-sized companies. The fund invests in common stocks or exchange traded funds holding common stock of U.S. companies with market capitalizations in the range of companies in the Russell 2500 Index.
d.This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of foreign companies. These securities may include common stocks, preferred stocks, warrants, exchange traded funds based on an international equity index, derivative instruments whose value is based on an international equity index and derivative instruments whose value is based on an underlying equity security or a basket of equity securities. The fund invests in securities of foreign issuers located in developed and emerging market countries. However, the fund will not invest more than 35% of its assets in the common stocks or other equity securities of issuers located in emerging market countries.
e.This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income instruments, including U.S. and foreign corporate obligations, fixed income securities issued by sovereigns or agencies in both developed and emerging foreign markets, debt obligations issued by governments or other municipalities, and securities issued or guaranteed by the U.S. Government and its agencies. The fund will seek to maintain an effective average duration between three and ten years, and uses derivative instruments, including interest rate swap agreements and credit default swaps, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.
f.This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income instruments, including securities issued or guaranteed by the U.S. Government and its agencies and instrumentalities, corporate bonds, asset-backed securities, exchange traded funds, mortgage-backed securities and collateralized mortgage-backed securities. The fund invests primarily in long duration government and corporate fixed income securities, and uses derivative instruments, including

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate swap agreements and Treasury futures contracts, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.
g.This category comprises funds that invest primarily in higher-yielding fixed income securities, including corporate bonds and debentures, convertible and preferred securities and zero coupon obligations.
h.This category comprises a fund that invests primarily in a range of debt securities, including those issued by governments, institutions, or companies from a number of countries.
i.This category comprises a mutual fund that invests at least 80% of its net assets in fixed income securities of emerging market issuers, primarily in U.S. dollar-denominated debt of foreign governments, government-related and corporate issuers in emerging market countries and entities organized to restructure the debt of those issuers.
j.This category comprises funds that may invest in equities, bonds, or derivatives.
k.This category comprises the asset established out of an agreement to purchase a bulk-annuity policy from an insurer to fully cover the liabilities for members of the pension plan. The asset value is based on the fair value of the contract as determined by the insurance company using inputs that are not observable.
l.This category comprises pooled institutional investments, primarily collective investment trusts. These funds are not listed on an exchange or traded in an active market and these investments are valued using their net asset value, which is generally based on the underlying asset values of the pooled investments held in the trusts. This category comprises the following funds:
•a fund that invests primarily in collateralized debt obligations and other structured credit vehicles and may include fixed income securities, loan participations, credit-linked notes, medium-term notes, pooled investment vehicles and derivative instruments.
•a hedge fund that invests in various other hedge funds.
•funds that invest in underlying funds that acquire, manage, and dispose of real estate properties, with a focus on properties in the U.S. and the UK markets.
Our contributions to U.S. and foreign pension plans during 2020 are expected to be approximately $12.6 million. Contributions to postretirement healthcare plans during 2020 are expected to be approximately $5.1 million.
The following table provides information about the expected benefit payments under its U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.1 million:

	Pension	Other Benefits
	(Dollars in thousands)
2020	$21,226	$5,084
2021	21,820	4,555
2022	22,653	4,013
2023	23,187	3,344
2024	23,875	3,139
Years 2025 — 2029	127,256	11,623
The amounts in AOCI expected to be recognized into net periodic benefit cost over the next fiscal year for the pension benefit plan is $7.3 million. We do not expect any amounts in AOCI to be recognized into net periodic benefit cost over the next fiscal year for the postretirement benefit plan.
We maintain a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. We partially match employee contributions. Costs related to these plans were $17.5 million, $15.6 million and $12.5 million for 2019, 2018 and 2017, respectively.

Note 17 — Commitments and contingent liabilities
Environmental:  We are subject to contingencies as a result of environmental laws and regulations that in the future may require us to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U.S. Resource Conservation and Recovery Act and similar state laws. These laws require us to undertake certain investigative and remedial activities at sites where we conduct or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2019 and 2018, we have recorded $0.7 million and $0.8 million, respectively,

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in accrued liabilities and $6.2 million and $5.6 million, respectively in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities, and if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2019. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Litigation:  We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of December 31, 2019 and 2018, we have recorded accrued liabilities of $0.4 million and $0.6 million, respectively, in connection with such contingencies, representing its best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding litigation and claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to selling, general and administrative expenses in the period incurred.

Note 18 — Business segments and other information
An operating segment is a component (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. We do not evaluate our operating segments using discrete asset information.
During 2019, our chief operating decision maker (our Chief Executive Officer) changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources by focusing on the geographic location of all non-OEM operations. As a result, we changed our segment presentation. Specifically, the Vascular North America, Interventional North America, Anesthesia North America, Surgical North America, Interventional Urology North America, Respiratory North America and Latin America operating segments were combined into a new Americas segment. We now have four reportable segments: Americas, EMEA (Europe, the Middle East and Africa), Asia (Asia Pacific) and OEM (Original Equipment Manufacturer and Development Services).
Our reportable segments, other than the OEM segment, design, manufacture and distribute medical devices primarily used in critical care and surgical applications and generally serve two end-markets: hospitals and healthcare providers, and home health. The products of these segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers.
The following tables present our segment results for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Americas	$1,492,274	$1,351,699	$1,141,406
EMEA	588,043	603,813	552,722
Asia	294,328	286,895	269,208
OEM	220,717	205,976	182,967
Net revenues	$2,595,362	$2,448,383	$2,146,303

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Americas	$319,933	$255,798	$240,982
EMEA	94,424	106,090	92,430
Asia	73,090	78,135	75,637
OEM	57,994	50,294	41,578
Total segment operating profit (1)	545,441	490,317	450,627
Unallocated expenses (2)	(118,187)	(168,613)	(78,348)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$427,254	$321,704	$372,279
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

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Americas	$153,419	$146,016	$105,811
EMEA	44,328	47,171	34,322
Asia	14,072	12,917	11,868
OEM	6,550	8,610	8,337
Consolidated depreciation and amortization	$218,369	$214,714	$160,338

Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net revenues (based on selling location):
U.S.	$1,606,248	$1,449,426	$1,254,825
Europe	652,069	671,264	591,370
Asia Pacific	241,278	234,090	220,110
All other	95,767	93,603	79,998
	$2,595,362	$2,448,383	$2,146,303
Net property, plant and equipment:
U.S.	$228,173	$258,415	$216,568
Malaysia	53,406	51,952	43,730
Ireland	40,151	41,223	43,867
All other	108,989	81,176	78,834
	$430,719	$432,766	$382,999

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Condensed consolidating guarantor financial information
Our $400 million principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”) and $500 million principal amount of 4.625% Senior Notes due 2027 (the “2027 Notes," and together with the 2026 Notes, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by certain of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The 2026 Notes and 2027 Notes are guaranteed by the same Guarantor Subsidiaries. The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Our condensed consolidating statements of income and comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2019, 2018 and 2017 and condensed consolidating balance sheets as of December 31, 2019, and 2018 provide consolidated information for:

a.	Parent Company, the issuer of the guaranteed obligations;

b.	Guarantor Subsidiaries, on a combined basis;

c.	Non-Guarantor Subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes), on a combined basis; and

d.	Parent Company and its subsidiaries on a consolidated basis.
In connection with our entry into the Credit Agreement on April 5, 2019 (as described in Note 10), a subsidiary of Teleflex (the "Released Subsidiary") that was a guarantor of Parent Company’s obligations under the previously outstanding credit agreement and under the Senior Notes was removed as a guarantor of Parent Company’s obligations under the Credit Agreement.  Under the indentures governing the Senior Notes, the removal of the Released Subsidiary as a guarantor under the Credit Agreement automatically resulted in the release of the Released Subsidiary from its guarantees of the Senior Notes. Therefore, as of the date of the Credit Agreement, the Released Subsidiary is no longer a Guarantor Subsidiary. The Released Subsidiary has been excluded from the information relating to the Guarantor Subsidiaries and has been included in the information relating to the Non-Guarantor Subsidiaries as of the beginning of the earliest period presented. Additionally, in 2019, we undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Teleflex. The reorganization that constituted a business combination has been reflected as of the beginning of the earliest period presented.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,764,446	$1,291,637	$(460,721)	$2,595,362
Cost of goods sold, excluding intangible asset amortization	—	977,840	559,746	(433,836)	1,103,750
Gross profit	—	786,606	731,891	(26,885)	1,491,612
Selling, general and administrative expenses	47,215	577,287	310,194	(323)	934,373
Research and development expenses	1,730	78,432	33,695	—	113,857
Restructuring and impairment charges	525	7,896	13,784	—	22,205
Gain on sale of assets	—	(2,289)	(3,788)	—	(6,077)
(Loss) income from continuing operations before interest, loss on extinguishment of debt and taxes	(49,470)	125,280	378,006	(26,562)	427,254
Interest, net	83,998	(66,834)	61,365	—	78,529
Loss on extinguishment of debt	8,822	—	—	—	8,822
(Loss) income from continuing operations before taxes	(142,290)	192,114	316,641	(26,562)	339,903
(Benefit) taxes on (loss) income from continuing operations	(57,469)	61,074	(121,558)	(4,125)	(122,078)
Equity in net income of consolidated subsidiaries	546,802	384,609	—	(931,411)	—
Income from continuing operations	461,981	515,649	438,199	(953,848)	461,981
Loss from discontinued operations	(828)	—	—	—	(828)
Tax benefit on loss from discontinued operations	(313)	—	—	—	(313)
Loss from discontinued operations	(515)	—	—	—	(515)
Net income	461,466	515,649	438,199	(953,848)	461,466
Other comprehensive (loss) income	(3,307)	19,231	11,160	(30,391)	(3,307)
Comprehensive income	$458,159	$534,880	$449,359	$(984,239)	$458,159

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,585,486	$1,286,967	$(424,070)	$2,448,383
Cost of goods sold, excluding intangible asset amortization	—	886,724	596,281	(419,064)	1,063,941
Gross profit	—	698,762	690,686	(5,006)	1,384,442
Selling, general and administrative expenses	50,866	516,695	311,798	(671)	878,688
Research and development expenses	1,482	73,773	30,953	—	106,208
Restructuring and impairment charges	—	20,639	58,591	—	79,230
Gain on sale of assets	—	(1,388)	—	—	(1,388)
(Loss) income from continuing operations before interest and taxes	(52,348)	89,043	289,344	(4,335)	321,704
Interest, net	95,173	(58,306)	65,209	—	102,076
(Loss) income from continuing operations before taxes	(147,521)	147,349	224,135	(4,335)	219,628
(Benefit) taxes on (loss) income from continuing operations	(53,401)	49,606	27,226	(235)	23,196
Equity in net income of consolidated subsidiaries	291,572	175,161	637	(467,370)	—
Income from continuing operations	197,452	272,904	197,546	(471,470)	196,432
Income from discontinued operations	4,363	—	1,280	—	5,643
Tax on income from discontinued operations	1,013	—	260	—	1,273
Income from discontinued operations	3,350	—	1,020	—	4,370
Net income	200,802	272,904	198,566	(471,470)	200,802
Other comprehensive loss	(75,994)	(80,030)	(80,512)	160,542	(75,994)
Comprehensive income	$124,808	$192,874	$118,054	$(310,928)	$124,808

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net revenues	$—	$1,368,149	$1,177,247	$(399,093)	$2,146,303
Cost of goods sold, excluding intangible asset amortization	—	778,153	594,527	(398,179)	974,501
Gross profit	—	589,996	582,720	(914)	1,171,802
Selling, general and administrative expenses	47,412	399,563	252,792	196	699,963
Research and development expenses	1,009	57,614	26,147	—	84,770
Restructuring charges	—	8,971	5,819	—	14,790
(Loss) income from continuing operations before interest, loss on extinguishment of debt and taxes	(48,421)	123,848	297,962	(1,110)	372,279
Interest, net	99,371	(36,586)	18,990	—	81,775
Loss on extinguishment of debt	5,593	—	—	—	5,593
(Loss) income from continuing operations before taxes	(153,385)	160,434	278,972	(1,110)	284,911
(Benefit) taxes on (loss) income from continuing operations	(110,921)	(12,730)	253,783	(484)	129,648
Equity in net income of consolidated subsidiaries	197,727	8,422	(3,135)	(203,014)	—
Income from continuing operations	155,263	181,586	22,054	(203,640)	155,263
Loss from discontinued operations	(4,534)	—		—	(4,534)
Tax benefit on loss from discontinued operations	(1,801)	—	—	—	(1,801)
Loss from discontinued operations	(2,733)	—	—	—	(2,733)
Net income	152,530	181,586	22,054	(203,640)	152,530
Other comprehensive income	173,626	158,490	198,453	(356,943)	173,626
Comprehensive income	$326,156	$340,076	$220,507	$(560,583)	$326,156

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$68,928	$488	$231,667	$—	$301,083
Accounts receivable, net	3,243	80,528	329,245	5,657	418,673
Accounts receivable from consolidated subsidiaries	35,629	492,655	500,811	(1,029,095)	—
Inventories	—	306,917	227,451	(57,811)	476,557
Prepaid expenses and other current assets	40,171	21,896	27,658	8,218	97,943
Prepaid taxes	6,371	—	5,705	—	12,076
Total current assets	154,342	902,484	1,322,537	(1,073,031)	1,306,332
Property, plant and equipment, net	2,936	224,176	203,607	—	430,719
Operating lease assets	12,356	66,388	34,416	—	113,160
Goodwill	—	1,286,372	958,933	—	2,245,305
Intangibles assets, net	70	1,291,810	864,405	—	2,156,285
Investments in affiliates	5,987,577	2,072,038	924,448	(8,984,063)	—
Deferred tax assets	16,345	—	6,879	(17,652)	5,572
Notes receivable and other amounts due from consolidated subsidiaries	2,064,309	3,690,788	287,807	(6,042,904)	—
Other assets	31,974	10,025	10,448	—	52,447
Total assets	$8,269,909	$9,544,081	$4,613,480	$(16,117,650)	$6,309,820
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$—	$—	$50,000	$—	$50,000
Accounts payable	4,641	63,121	35,154	—	102,916
Accounts payable to consolidated subsidiaries	403,486	418,321	207,288	(1,029,095)	—
Accrued expenses	8,505	36,325	55,636	—	100,466
Current portion of contingent consideration	—	144,701	3,389	—	148,090
Payroll and benefit-related liabilities	18,690	50,583	46,708	—	115,981
Accrued interest	5,482	—	32	—	5,514
Income taxes payable	—	—	6,692	—	6,692
Other current liabilities	4,224	15,458	13,714	—	33,396
Total current liabilities	445,028	728,509	418,613	(1,029,095)	563,055
Long-term borrowings	1,858,943	—	—	—	1,858,943
Deferred tax liabilities	—	357,923	99,287	(17,652)	439,558
Pension and postretirement benefit liabilities	38,073	27,027	17,619	—	82,719
Noncurrent liability for uncertain tax positions	625	6,949	2,720	—	10,294
Notes payable and other amounts due to consolidated subsidiaries	2,804,568	1,978,067	1,260,269	(6,042,904)	—
Noncurrent contingent consideration	—	64,581	7,237	—	71,818
Noncurrent operating lease liabilities	9,802	65,715	25,855	—	101,372
Other liabilities	133,550	8,462	60,729	—	202,741
Total liabilities	5,290,589	3,237,233	1,892,329	(7,089,651)	3,330,500
Total shareholders' equity	2,979,320	6,306,848	2,721,151	(9,027,999)	2,979,320
Total liabilities and shareholders' equity	$8,269,909	$9,544,081	$4,613,480	$(16,117,650)	$6,309,820

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$49,523	$5,364	$302,274	$—	$357,161
Accounts receivable, net	5,885	54,378	300,689	5,334	366,286
Accounts receivable from consolidated subsidiaries	32,036	1,122,107	365,892	(1,520,035)	—
Inventories	—	267,544	191,188	(30,954)	427,778
Prepaid expenses and other current assets	30,458	9,740	28,170	4,113	72,481
Prepaid taxes	7,029	—	5,434	—	12,463
Total current assets	124,931	1,459,133	1,193,647	(1,541,542)	1,236,169
Property, plant and equipment, net	3,385	253,913	175,468	—	432,766
Goodwill	—	1,284,900	961,679	—	2,246,579
Intangibles assets, net	90	1,381,285	943,677	—	2,325,052
Investments in affiliates	5,984,566	1,507,718	837,899	(8,330,183)	—
Deferred tax assets	—	—	4,822	(2,376)	2,446
Notes receivable and other amounts due from consolidated subsidiaries	2,337,737	3,347,815	13,242	(5,698,794)	—
Other assets	17,180	5,874	11,925	—	34,979
Total assets	$8,467,889	$9,240,638	$4,142,359	$(15,572,895)	$6,277,991
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$36,625	$—	$50,000	$—	$86,625
Accounts payable	3,448	63,497	39,764	—	106,709
Accounts payable to consolidated subsidiaries	1,058,008	291,952	170,075	(1,520,035)	—
Accrued expenses	5,659	41,901	49,991	—	97,551
Current portion of contingent consideration	—	106,514	30,363	—	136,877
Payroll and benefit-related liabilities	17,156	45,136	42,378	—	104,670
Accrued interest	5,995	—	36	—	6,031
Income taxes payable	—	—	5,943	—	5,943
Other current liabilities	843	34,916	2,291	—	38,050
Total current liabilities	1,127,734	583,916	390,841	(1,520,035)	582,456
Long-term borrowings	2,072,200	—	—	—	2,072,200
Deferred tax liabilities	87,671	279,417	243,509	(2,376)	608,221
Pension and postretirement benefit liabilities	49,290	27,454	16,170	—	92,914
Noncurrent liability for uncertain tax positions	801	7,212	2,705	—	10,718
Notes payable and other amounts due to consolidated subsidiaries	2,451,784	2,222,580	1,024,430	(5,698,794)	—
Noncurrent contingent consideration	—	131,563	35,807	—	167,370
Other liabilities	138,431	8,204	57,499	—	204,134
Total liabilities	5,927,911	3,260,346	1,770,961	(7,221,205)	3,738,013
Total shareholders' equity	2,539,978	5,980,292	2,371,398	(8,351,690)	2,539,978
Total liabilities and shareholders' equity	$8,467,889	$9,240,638	$4,142,359	$(15,572,895)	$6,277,991

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TELEFLEX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(55,472)	$511,092	$340,175	$(358,727)	$437,068
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(614)	(66,824)	(35,257)	—	(102,695)
Payments for businesses and intangibles acquired, net of cash acquired	—	(1,025)	(2,437)	—	(3,462)
Proceeds from sale of assets	2,362	13,296	1,049	(2,362)	14,345
Net interest proceeds on swaps designated as net investment hedges	18,331	—	—	—	18,331
Investments in affiliates	—	(5,946)	—	5,946	—
Net cash provided by (used in) investing activities from continuing operations	20,079	(60,499)	(36,645)	3,584	(73,481)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	275,000	—	—	—	275,000
Reduction in borrowings	(528,500)	—	—	—	(528,500)
Debt extinguishment, issuance and amendment fees	(11,635)	—	—	—	(11,635)
Proceeds from share based compensation plans and the related tax impacts	21,206	—	—	—	21,206
Payments for contingent consideration	—	(15,195)	(96,884)	—	(112,079)
Proceeds from issuance of shares	—	—	(5,654)	5,654	—
Dividends	(62,828)	—	—	—	(62,828)
Intercompany transactions	358,467	(440,274)	79,445	2,362	—
Intercompany dividends paid	—	—	(347,127)	347,127	—
Net cash provided by (used in) financing activities from continuing operations	51,710	(455,469)	(370,220)	355,143	(418,836)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	3,088	—	(631)	—	2,457
Net cash provided by (used in) discontinued operations	3,088	—	(631)	—	2,457
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,286)	—	(3,286)
Net increase (decrease) in cash and cash equivalents	19,405	(4,876)	(70,607)	—	(56,078)
Cash and cash equivalents at the beginning of the year	49,523	5,364	302,274	—	357,161
Cash and cash equivalents at the end of the year	$68,928	$488	$231,667	$—	$301,083

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(196,727)	$413,579	$377,086	$(158,852)	$435,086
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(1,881)	(40,399)	(38,515)	—	(80,795)
Payments for businesses and intangibles acquired, net of cash acquired	(100)	(37,010)	(83,915)	—	(121,025)
Proceeds from sale of assets	28,239	3,878	—	(28,239)	3,878
Net interest proceeds on swaps designated as net investment hedges	1,548	—	—	—	1,548
Investments in affiliates	—	(5,700)	—	5,700	—
Net cash provided by (used in) investing activities from continuing operations	27,806	(79,231)	(122,430)	(22,539)	(196,394)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	35,000	—	—	—	35,000
Reduction in borrowings	(128,500)	—	—	—	(128,500)
Debt extinguishment, issuance and amendment fees	(188)	—	—	—	(188)
Proceeds from share based compensation plans and related tax impacts	22,655	—	—	—	22,655
Payments for contingent consideration	—	(10,831)	(62,404)	—	(73,235)
Proceeds from issuance of shares	—	—	5,700	(5,700)	—
Dividends	(62,165)	—	—	—	(62,165)
Intercompany transactions	314,386	(322,363)	(20,262)	28,239	—
Intercompany dividends paid	—	(4,723)	(154,129)	158,852	—
Net cash provided by (used in) financing activities from continuing operations	181,188	(337,917)	(231,095)	181,391	(206,433)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(547)	—	2,839	—	2,292
Net cash (used in) provided by discontinued operations	(547)	—	2,839	—	2,292
Effect of exchange rate changes on cash and cash equivalents	—	—	(10,948)	—	(10,948)
Net increase (decrease) in cash and cash equivalents	11,720	(3,569)	15,452	—	23,603
Cash and cash equivalents at the beginning of the year	37,803	8,933	286,822	—	333,558
Cash and cash equivalents at the end of the year	$49,523	$5,364	$302,274	$—	$357,161

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$(50,585)	$(502,181)	$1,040,985	$(61,918)	$426,301
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(240)	(34,912)	(35,751)	—	(70,903)
Payments for businesses and intangibles acquired, net of cash acquired	(975,524)	—	(792,760)	—	(1,768,284)
Proceeds from sale of assets	464,982	—	6,332	(464,982)	6,332
Investments in affiliates	—	(5,900)	—	5,900	—
Net cash used in investing activities from continuing operations	(510,782)	(40,812)	(822,179)	(459,082)	(1,832,855)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	2,463,500	—	—	—	2,463,500
Reduction in borrowings	(1,239,576)	—	—	—	(1,239,576)
Debt extinguishment, issuance and amendment fees	(26,664)	—	—	—	(26,664)
Proceeds from share based compensation plans and the related tax impacts	5,571	—	—	—	5,571
Payments for contingent consideration	—	(335)	—	—	(335)
Proceeds from issuance of shares	—	—	5,900	(5,900)	—
Dividends	(61,237)	—	—	—	(61,237)
Intercompany transactions	(550,579)	551,230	(465,633)	464,982	—
Intercompany dividends paid	—	—	(61,918)	61,918	—
Net cash provided by (used in) financing activities from continuing operations	591,015	550,895	(521,651)	521,000	1,141,259
Cash flows from discontinued operations:
Net cash used in operating activities	(6,416)	—	—	—	(6,416)
Net cash used in discontinued operations	(6,416)	—	—	—	(6,416)
Effect of exchange rate changes on cash and cash equivalents	—	—	61,480	—	61,480
Net increase (decrease) in cash and cash equivalents	23,232	7,902	(241,365)	—	(210,231)
Cash and cash equivalents at the beginning of the year	14,571	1,031	528,187	—	543,789
Cash and cash equivalents at the end of the year	$37,803	$8,933	$286,822	$—	$333,558

Note 20 — Subsequent events
On February 18, 2020, we acquired IWG High Performance Conductors, Inc., a privately-held original equipment manufacturer of minimally invasive medical products and high performance conductors, for $260 million. The acquisition, which will complement our OEM product portfolio, was financed using borrowings under our revolving credit facility.

QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share)
2019:
Net revenues	$613,584	$652,507	$648,319	$680,952
Gross profit, excluding intangible asset amortization	344,742	372,924	375,680	398,266
Income from continuing operations before interest, loss on extinguishment of debt and taxes	75,243	107,458	117,621	126,932
Income (loss) from continuing operations	41,918	83,328	228,929	107,806
Income (loss) from discontinued operations	(1,021)	47	—	459
Net income (loss)	40,897	83,375	228,929	108,265
Earnings per share — basic(1):
Income (loss) from continuing operations	$0.91	$1.80	$4.95	$2.33
Income from discontinued operations	(0.02)	0.01	—	0.01
Net income (loss)	$0.89	$1.81	$4.95	$2.34
Earnings per share — diluted(1):
Income (loss) from continuing operations	$0.89	$1.77	$4.85	$2.28
Income from discontinued operations	(0.02)	—	—	0.01
Net income (loss)	$0.87	$1.77	$4.85	$2.29
2018:
Net revenues	$587,230	$609,866	$609,672	$641,615
Gross profit, excluding intangible asset amortization	331,270	344,778	342,573	365,821
Income from continuing operations before interest, loss on extinguishment of debt and taxes	86,843	33,490	82,105	119,266
Income from continuing operations	54,931	(2,552)	56,540	87,513
(Loss) income from discontinued operations	1,253	56	(16)	3,077
Net income (loss)	56,184	(2,496)	56,524	90,590
Earnings per share — basic(1):
Income (loss) from continuing operations	$1.21	$(0.06)	$1.23	$1.90
Income from discontinued operations	0.03	0.01	—	0.07
Net income (loss)	$1.24	$(0.05)	$1.23	$1.97
Earnings per share — diluted(1):
Income (loss) from continuing operations	$1.18	$(0.06)	$1.21	$1.87
Income from discontinued operations	0.02	0.01	—	0.06
Net income (loss)	$1.20	$(0.05)	$1.21	$1.93

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2019	$9,348	$1,680	$(1,739)	$(234)	$9,055
December 31, 2018	$10,255	$2,521	$(2,601)	$(827)	$9,348
December 31, 2017	$8,636	$1,949	$(596)	$266	$10,255
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2019	$143,971	$31,564	$(55,797)	$(505)	$119,233
December 31, 2018	$104,799	$43,361	$(2,871)	$(1,318)	$143,971
December 31, 2017	$104,520	$4,657	$(5,745)	$1,367	$104,799