Form 10-Q
period 2020-03-29
TELEFLEX INC
filed 2020-04-30
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
(Address of principal executive offices and zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,425,420 shares of common stock, par value $1.00 per share, outstanding as of April 28, 2020.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars and shares in thousands, except per share)
Net revenues	$630,642	$613,584
Cost of goods sold	297,018	289,614
Gross profit	333,624	323,970
Selling, general and administrative expenses	147,796	206,921
Research and development expenses	27,396	27,150
Restructuring and impairment charges	1,346	17,395
Gain on sale of assets	—	(2,739)
Income from continuing operations before interest and taxes	157,086	75,243
Interest expense	15,439	22,692
Interest income	(579)	(339)
Income from continuing operations before taxes	142,226	52,890
Taxes on income from continuing operations	11,074	10,972
Income from continuing operations	131,152	41,918
Operating loss from discontinued operations	(4)	(1,343)
Tax benefit on operating loss from discontinued operations	(2)	(322)
Loss from discontinued operations	(2)	(1,021)
Net income	$131,150	$40,897
Earnings per share:
Basic:
Income from continuing operations	$2.83	$0.91
Loss from discontinued operations	—	(0.02)
Net income	$2.83	$0.89
Diluted:
Income from continuing operations	$2.78	$0.89
Loss from discontinued operations	—	(0.02)
Net income	$2.78	$0.87
Weighted average common shares outstanding
Basic	46,382	46,050
Diluted	47,231	46,942
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in thousands)
Net income	$131,150	$40,897
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(7,581) and $(2,056)	(18,199)	(236)
Pension and other postretirement benefit plans adjustment, net of tax of $(522) and $(390)	1,689	1,229
Derivatives qualifying as hedges, net of tax of $372 and $(1)	(3,817)	(597)
Other comprehensive (loss) income, net of tax:	(20,327)	396
Comprehensive income	$110,823	$41,293
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$406,477	$301,083
Accounts receivable, net	441,714	418,673
Inventories	488,856	476,557
Prepaid expenses and other current assets	101,606	97,943
Prepaid taxes	8,133	12,076
Total current assets	1,446,786	1,306,332
Property, plant and equipment, net	427,452	430,719
Operating lease assets	107,290	113,160
Goodwill	2,332,414	2,245,305
Intangible assets, net	2,297,178	2,156,285
Deferred tax assets	5,519	5,572
Other assets	84,925	52,447
Total assets	$6,701,564	$6,309,820
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$53,625	$50,000
Accounts payable	104,348	102,916
Accrued expenses	99,804	100,466
Current portion of contingent consideration	9,463	148,090
Payroll and benefit-related liabilities	73,632	115,981
Accrued interest	16,153	5,514
Income taxes payable	6,989	6,692
Other current liabilities	38,286	33,396
Total current liabilities	402,300	563,055
Long-term borrowings	2,340,892	1,858,943
Deferred tax liabilities	489,677	439,558
Pension and postretirement benefit liabilities	66,380	82,719
Noncurrent liability for uncertain tax positions	12,139	10,294
Noncurrent contingent consideration	23,274	71,818
Noncurrent operating lease liabilities	96,333	101,372
Other liabilities	197,545	202,741
Total liabilities	3,628,540	3,330,500
Commitments and contingencies
Total shareholders' equity	3,073,024	2,979,320
Total liabilities and shareholders' equity	$6,701,564	$6,309,820
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$131,150	$40,897
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations	2	1,021
Depreciation expense	16,842	15,645
Intangible asset amortization expense	38,911	37,751
Deferred financing costs and debt discount amortization expense	945	1,179
Gain on sale of assets	—	(2,739)
Fair value step up of acquired inventory sold	1,707	—
Changes in contingent consideration	(46,502)	13,057
Impairment of long-lived assets	—	3,030
Stock-based compensation	3,522	5,781
Deferred income taxes, net	679	2,603
Payments for contingent consideration	(79,771)	(25,935)
Interest benefit on swaps designated as net investment hedges	(4,874)	(3,882)
Other	(18,143)	4,536
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(23,145)	(14,102)
Inventories	(12,346)	(19,200)
Prepaid expenses and other assets	6,403	(11,524)
Accounts payable, accrued expenses and other liabilities	(31,488)	8,856
Income taxes receivable and payable, net	4,651	3,192
Net cash (used in) provided by operating activities from continuing operations	(11,457)	60,166
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(19,684)	(23,494)
Proceeds from sale of assets	400	991
Payments for businesses and intangibles acquired, net of cash acquired	(265,160)	(1,025)
Net cash used in investing activities from continuing operations	(284,444)	(23,528)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	485,000	—
Net proceeds from share based compensation plans and the related tax impacts	(3,022)	2,242
Payments for contingent consideration	(60,881)	(110,953)
Dividends paid	(15,767)	(15,650)
Net cash provided by (used in) financing activities from continuing operations	405,330	(124,361)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(193)	3,610
Net cash (used in) provided by discontinued operations	(193)	3,610
Effect of exchange rate changes on cash and cash equivalents	(3,842)	(1,836)
Net increase (decrease) in cash and cash equivalents	105,394	(85,949)
Cash and cash equivalents at the beginning of the period	301,083	357,161
Cash and cash equivalents at the end of the period	$406,477	$271,212
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2019	47,536	$47,536	$616,980	$2,824,916	$(344,392)	1,182	$(165,720)	$2,979,320
Cumulative effect adjustment resulting from the adoption of new accounting standards				(791)				(791)
Net income				131,150				131,150
Cash dividends ($0.34 per share)				(15,767)				(15,767)
Other comprehensive income					(20,327)			(20,327)
Shares issued under compensation plans	24	24	(3,074)			(37)	1,748	(1,302)
Deferred compensation			383			(5)	358	741
Balance at March 29, 2020	47,560	$47,560	$614,289	$2,939,508	$(364,719)	1,140	$(163,614)	$3,073,024

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2018	47,248	$47,248	$574,761	$2,427,599	$(341,085)	1,232	$(168,545)	$2,539,978
Cumulative effect adjustment resulting from the adoption of new accounting standards				(1,321)				(1,321)
Net income				40,897				40,897
Cash dividends ($0.34 per share)				(15,650)				(15,650)
Other comprehensive income					396			396
Shares issued under compensation plans	75	75	3,094			(40)	2,029	5,198
Deferred compensation			127			(4)	253	380
Balance at March 31, 2019	47,323	$47,323	$577,982	$2,451,525	$(340,689)	1,188	$(166,263)	$2,569,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of presentation
The accompanying unaudited condensed consolidated financial statements of Teleflex Incorporated and its subsidiaries (“we,” “us,” “our" and “Teleflex”) are prepared on the same basis as its annual consolidated financial statements.
In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair statement of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("GAAP") and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X, which sets forth the instructions for the form and content of presentation of financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions impacted by the COVID-19 pandemic, which are described in more detail in the 'Risks and uncertainties' section below. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the three months ended March 29, 2020 and March 31, 2019, we reclassified intangible asset amortization expense of $20.9 million and $20.8 million, respectively, from selling, general and administrative expenses to cost of goods sold.
Risks and Uncertainties
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict due to the rapidly evolving environment and continued uncertainties created by the COVID-19 pandemic. Among other things, the response to the COVID-19 pandemic has had the effect of reducing the number of elective procedures being carried out by our customers, thereby reducing demand for products used in elective procedures, while creating an increase in demand for products used in the treatment of patients with COVID-19. The COVID-19 pandemic has significantly impacted economic activity and markets around the world. If the pandemic continues and conditions worsen, it could negatively impact our business, results of operations, financial condition and liquidity in numerous ways, including, but not limited to, lower revenues in our product categories dependent on elective procedures; further disruption in the manufacture of our products including increased manufacturing and distribution costs; extended delays in or defaults on payments of outstanding receivables; and increased volatility and pricing in capital markets. Further, the COVID-19 pandemic may cause disruption to our suppliers or their suppliers and/or the distribution of our products, whether through our direct sales force or our distributors.
The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our employees, contractors, suppliers, customers and other business partners, all of which are uncertain and cannot be predicted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain.
Note 2 — Recently issued accounting standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under current guidance, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in determining the incurred loss. The new guidance requires the recognition of an allowance

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable forecasts. The main objective of the new guidance is to provide financial statement users with more useful information in making decisions about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted the new standard on January 1, 2020 using a modified retrospective transition approach by recognizing a cumulative-effect adjustment of $0.8 million to reduce our opening balance of retained earnings as of the adoption date. Prior period amounts have not been adjusted and continue to reflect our historical accounting.
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
In March 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The SEC amended its financial disclosure requirements for companies that conduct registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. The SEC narrowed the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlined the alternative disclosures required in lieu of those statements. The SEC replaced the requirement for separate financial statements of affiliates whose securities are pledged as collateral for registered securities with requirements similar to those adopted for subsidiary issuers and guarantors. The new disclosures may be located, in all cases, outside of the financial statements. The rule is effective January 4, 2021, but earlier compliance is permitted. We adopted the new rule during the first quarter of 2020. The disclosures are now located within the Liquidity and Capital Resources section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by us as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. We have assessed the recently issued guidance that is not yet effective and, unless otherwise indicated above, believes the new guidance will not have a material impact on the consolidated results of operations, cash flows or financial position.

Note 3 - Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 86%, 12% and 2% of consolidated net revenues, respectively, for the three months ended March 29, 2020. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three months ended March 29, 2020 and March 31, 2019.

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in thousands)
Vascular access	$150,256	$143,897
Anesthesia	75,702	80,252
Interventional	99,931	103,184
Surgical	75,432	86,719
Interventional urology	74,194	59,731
OEM	63,389	54,238
Other (1)	91,738	85,563
Net revenues (2)	$630,642	$613,584
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

Note 4 — Acquisitions
On February 18, 2020, we acquired IWG High Performance Conductors, Inc., a privately-held original equipment manufacturer of minimally invasive medical products and high performance conductors, for $260.0 million. The acquisition, which complements our OEM product portfolio, was financed using borrowings under our revolving credit facility. Based on the preliminary purchase price allocation, the assets acquired principally consist of customer relationships of $139.0 million, intellectual property of $40.0 million and goodwill of $107.1 million. The intangible assets are being amortized over a useful life of 20 years. Goodwill arising from the acquisition represents costs synergies, revenue growth attributable to anticipated increased market penetration from acquired products and future customers and is not tax deductible.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 — Restructuring and impairment charges
We have ongoing restructuring programs primarily related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as 2019, 2018 and 2014 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these ongoing Footprint realignment plans:

	2019 Footprint realignment plan	2018 Footprint realignment plan	2014 Footprint realignment plan
Program expense estimates:	(Dollars in millions)
Termination benefits	$19 to $23	$60 to $70	$12 to $13
Other costs (1)	1 to 2	2 to 4	1 to 2
Restructuring charges	20 to 25	62 to 74	13 to 15
Restructuring related charges (2)	36 to 45	40 to 59	34 to 37
Total restructuring and restructuring related charges	$56 to $70	$102 to $133	$47 to $52
Other program estimates:
Expected cash outlays	$53 to $66	$99 to $127	$38 to $43
Expected capital expenditures	$29 to $35	$19 to $23	$25 to $30
Other program information:
Period initiated	February 2019	May 2018	April 2014
Estimated period of substantial completion	2022	2024	2021
Aggregate restructuring charges	$14.6	$54.5	$13.0
Restructuring reserve:
As of March 29, 2020	$12.3	$43.9	$3.6
Restructuring related charges incurred:
For three months ended March 29, 2020	$2.5	$1.2	$0.9
Aggregate restructuring related charges	$9.1	$8.4	$33.1
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

Three Months Ended March 29, 2020
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$829	$9	$838
2018 Footprint realignment plan	314	81	395
Other restructuring programs (2)	(107)	220	113
Restructuring charges	$1,036	$310	$1,346

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended March 31, 2019
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$12,975	$—	$12,975
2018 Footprint realignment plan	437	574	1,011
Other restructuring programs (3)	126	253	379
Restructuring charges	$13,538	$827	$14,365
Asset impairment charges	—	3,030	3,030
Restructuring and impairment charges	$13,538	$3,857	$17,395
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes program initiated during third quarter of 2019 as well as the 2016 and 2014 Footprint realignment plan.
(3) Includes the Vascular Solutions integration program (initiated in 2017) as well as the 2016 and 2014 Footprint realignment plans.

Note 6 — Inventories
Inventories as of March 29, 2020 and December 31, 2019 consisted of the following:

	March 29, 2020	December 31, 2019
	(Dollars in thousands)
Raw materials	$125,115	$114,302
Work-in-process	70,012	71,479
Finished goods	293,729	290,776
Inventories	$488,856	$476,557

Note 7 — Goodwill and other intangible assets, net
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 29, 2020:

	Americas	EMEA	Asia	OEM	Total
	(Dollars in thousands)
December 31, 2019	$1,550,925	$475,772	$213,725	$4,883	$2,245,305
Goodwill related to acquisitions	—	—	—	107,129	107,129
Currency translation adjustment	(5,095)	(8,224)	(6,701)	—	(20,020)
March 29, 2020	$1,545,830	$467,548	$207,024	$112,012	$2,332,414
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of March 29, 2020 and December 31, 2019 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	March 29, 2020	December 31, 2019	March 29, 2020	December 31, 2019
	(Dollars in thousands)
Customer relationships	$1,161,837	$1,021,852	$(378,423)	$(367,585)
In-process research and development	27,881	27,940	—	—
Intellectual property	1,391,133	1,351,990	(422,454)	(402,340)
Distribution rights	23,352	23,369	(19,115)	(18,859)
Trade names	561,622	563,315	(54,324)	(50,718)
Non-compete agreements	22,497	22,618	(16,828)	(15,297)
	$3,188,322	$3,011,084	$(891,144)	$(854,799)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Borrowings
Our borrowings at March 29, 2020 and December 31, 2019 were as follows:

	March 29, 2020	December 31, 2019
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 2.13% at March 29, 2020, due 2024	$785,000	$300,000
Term loan facility, at a rate of 2.33% at March 29, 2020, due 2024	673,000	673,000
4.875% Senior Notes due 2026	400,000	400,000
4.625% Senior Notes due 2027	500,000	500,000
Securitization program, at a rate of 1.74% at March 29, 2020	50,000	50,000
	2,408,000	1,923,000
Less: Unamortized debt issuance costs	(13,483)	(14,057)
	2,394,517	1,908,943
Current borrowings	(53,625)	(50,000)
Long-term borrowings	$2,340,892	$1,858,943
On March 30, 2020, we amended our accounts receivable securitization facility to increase the maximum available capacity from $50 million to $75 million.

Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three months ended March 29, 2020 we recognized gains related to non-designated foreign currency forward contracts of $1.6 million, and for the three months ended March 31, 2019 we recognized losses related to non-designated foreign currency forward contracts of $3.0 million.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of March 29, 2020 and December 31, 2019 was $130.7 million and $63.4 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of March 29, 2020 and December 31, 2019 was $148.6 million and $132.8 million, respectively. All open foreign currency forward contracts as of March 29, 2020 have durations of 12 months or less.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The swap agreements described above require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). For the three months ended March 29, 2020 and March 31, 2019, we recognized foreign exchange gains of $25.0 million and $6.6 million, respectively, within AOCI related to the cross-currency swaps. For the three months ended March 29, 2020 and March 31, 2019, we recognized $4.9 million and $3.9 million, respectively, in interest benefit related to the cross-currency swaps.
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of March 29, 2020 and December 31, 2019:

	March 29, 2020	December 31, 2019
	Fair Value
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$2,144	$1,659
Non-designated foreign currency forward contracts	1,682	192
Cross-currency interest rate swaps	26,764	21,575
Prepaid expenses and other current assets	30,590	23,426
Cross-currency interest rate swaps	45,347	13,066
Other assets	45,347	13,066
Total asset derivatives	$75,937	$36,492
Liability derivatives:
Designated foreign currency forward contracts	$6,030	$1,285
Non-designated foreign currency forward contracts	1,380	102
Other current liabilities	7,410	1,387
Total liability derivatives	$7,410	$1,387
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
There was no ineffectiveness related to our cash flow hedges during the three months ended March 29, 2020 and March 31, 2019.
Trade receivables
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
Our allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services in addition to new requirements under the accounting guidance, effective January 1, 2020, that includes the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability, for example, potential customer liquidity concerns resulting from COVID-19, that may impact the collectability of our receivables as well as our estimate of credit losses expected to be incurred over the life of our receivables. To date, we have not experienced significant payment defaults by, or identified other significant collectability concerns with, our

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

customers. The assumptions utilized in our current estimates may change due to changes in circumstances, additional future developments and the resolution of other contingencies.

The allowance for credit losses as of March 29, 2020 and December 31, 2019 was $11.0 million and $9.1 million, respectively. The current portion of the allowance for credit losses, which was $6.9 million and $5.3 million as of March 29, 2020 and December 31, 2019, respectively, was recognized as a reduction of accounts receivable, net.

Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2020 and December 31, 2019:

	Total carrying value at March 29, 2020	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$9,020	$9,020	$—	$—
Derivative assets	75,937	—	75,937	—
Derivative liabilities	7,410	—	7,410	—
Contingent consideration liabilities	32,737	—	—	32,737

	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$10,926	$10,926	$—	$—
Derivative assets	36,492	—	36,492	—
Derivative liabilities	1,387	—	1,387	—
Contingent consideration liabilities	219,908	—	—	219,908
Valuation Techniques
Our financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under our benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.
Our financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts and cross-currency interest rate swap agreements. We use foreign currency forwards and cross-currency interest rate swaps to manage foreign currency transaction exposure, as well as exposure to foreign currency denominated monetary assets and liabilities. We measure the fair value of the foreign currency forwards and cross-currency swaps by calculating the amount required to enter into offsetting contracts with similar remaining maturities, based on quoted market prices, and taking into account the creditworthiness of the counterparties.

Our financial liabilities valued based upon Level 3 inputs (inputs that are not observable in the market) are comprised of contingent consideration arrangements pertaining to our acquisitions, which are discussed immediately below.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We determine the fair value of the contingent consideration liabilities related to the NeoTract and Essential Medical acquisitions, which represent most of our contingent consideration liabilities as of March 29, 2020 and December 31, 2019, using a Monte Carlo simulation (which involves a simulation of future revenues during the earn-out period using management's best estimates). Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration.

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Milestone-based payments
	Discounted cash flow	Discount rate	6.2% - 6.3% (6.3%)
		Projected year of payment	2021 - 2023
Revenue-based payments
	Monte Carlo simulation	Revenue volatility	19.1% - 23.4% (20.4%)
		Risk free rate	Cost of debt structure
		Projected year of payment	2020 - 2022

	Discounted cash flow	Discount rate	10.0%
		Projected year of payment	2020 - 2029
The following table provides information regarding changes in the contingent consideration liabilities during the three months ended March 29, 2020:

Contingent consideration
(Dollars in thousands)
Balance - December 31, 2019	$219,908
Payments (1)	(140,652)
Revaluations (2)	(46,502)
Translation adjustment	(17)
Balance - March 29, 2020	$32,737
(1) Consists mainly of a $140.6 million payment associated with our acquisition of NeoTract, Inc. resulting from the achievement of a revenue-based goal for the period from January 1, 2019 to December 31, 2019.
(2) The decrease, which is included within selling, general and administrative expenses, is mainly due to adverse financial projections resulting from the COVID-19 pandemic.

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

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Shares in thousands)
Basic	46,382	46,050
Dilutive effect of share-based awards	849	892
Diluted	47,231	46,942
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.1 million for the three months ended March 29, 2020 and March 31, 2019.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 29, 2020 and March 31, 2019:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2019	$735	$(138,810)	$(206,317)	$(344,392)
Other comprehensive (loss) income before reclassifications	(3,760)	263	(18,199)	(21,696)
Amounts reclassified from accumulated other comprehensive income	(57)	1,426	—	1,369
Net current-period other comprehensive (loss) income	(3,817)	1,689	(18,199)	(20,327)
Balance as of March 29, 2020	$(3,082)	$(137,121)	$(224,516)	$(364,719)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2018	$807	$(131,380)	$(210,512)	$(341,085)
Other comprehensive (loss) income before reclassifications	(434)	(122)	(236)	(792)
Amounts reclassified from accumulated other comprehensive loss	(163)	1,351	—	1,188
Net current-period other comprehensive (loss) income	(597)	1,229	(236)	396
Balance as of March 31, 2019	$210	$(130,151)	$(210,748)	$(340,689)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(66)	$(186)
Total before tax	(66)	(186)
Taxes	9	23
Net of tax	$(57)	$(163)
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	$1,852	$1,740
Prior-service costs	8	22
Total before tax	1,860	1,762
Tax benefit	(434)	(411)
Net of tax	$1,426	$1,351
Total reclassifications, net of tax	$1,369	$1,188
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 12 — Taxes on income from continuing operations

	Three Months Ended
	March 29, 2020	March 31, 2019
Effective income tax rate	7.8%	20.7%
The effective income tax rate for the three months ended March 29, 2020 and March 31, 2019 was 7.8% and 20.7%, respectively. The effective income tax rate for the three months ended March 29, 2020, as compared to the prior year period, reflects a non-taxable contingent consideration adjustment recognized in connection with a decrease in the fair value of our contingent consideration liabilities. The effective income tax rate for the three months ended March 31, 2019 reflects significant non-deductible termination benefits incurred in connection with the 2019 Footprint realignment plan. In addition, the effective tax rates for both the three months ended March 29, 2020 and March 31, 2019 reflect a net excess tax benefit related to share-based compensation.
In April 2020, we became aware of a new interpretation of a non-U.S. tax law that could apply to certain of our previous and current intercompany transactions. We are evaluating this new information and the effect, if any, on our tax positions. The amount of any potential impact on our financial statements is not yet estimable at this time but could be material to our results of operations. We do not expect any additional liability to result in a material impact to our liquidity or overall financial position.

Note 13 — Commitments and contingent liabilities
Environmental: We are subject to contingencies as a result of environmental laws and regulations that in the future may require us to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U.S. Resource Conservation and Recovery Act and similar state laws. These laws require us to undertake certain investigative and remedial activities at sites where we conduct or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 29, 2020, we have recorded $0.7 million and $6.0 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 29, 2020. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Litigation: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of March 29, 2020, we have recorded accrued liabilities of $0.3 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of March 29, 2020, the most significant tax examination in process is in Germany. We may establish reserves with

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in this tax examination. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 14 — Segment information
The following tables present our segment results for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in thousands)
Americas	$358,002	$344,024
EMEA	156,124	154,545
Asia	53,129	60,777
OEM	63,387	54,238
Net revenues	$630,642	$613,584

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in thousands)
Americas	$140,969	$65,599
EMEA	20,419	27,023
Asia	10,232	9,979
OEM	15,099	13,321
Total segment operating profit (1)	186,719	115,922
Unallocated expenses (2)	(29,633)	(40,679)
Income from continuing operations before interest and taxes	$157,086	$75,243
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
Teleflex Incorporated (“we,” “us,” “our" and “Teleflex”) is a global provider of medical technology products focused on enhancing clinical benefits, improving patient and provider safety and reducing total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies.

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
COVID-19 pandemic
We continue to experience the effects of the global pandemic caused by the COVID-19 novel strain of coronavirus. Among other things, the response to the COVID-19 pandemic has had the effect of reducing the number of elective procedures being carried out, which has impacted and continues to impact some of our product categories, including our interventional urology, interventional and surgical products, which have experienced and continue to experience decreased demand. For the three months ended March 29, 2020, we experienced increased demand in our respiratory and vascular access product categories. We continue to experience increased demand primarily in our respiratory product category. From a segment perspective, our Americas segment was negatively impacted, primarily due to the reduction in elective procedures, and our EMEA segment benefited due to increased demand for our products used in the treatment of patients with COVID-19. Conversely, our Asia segment was negatively impacted, in part, due to government mandated shut-downs in certain countries. The COVID-19 pandemic is impacting other elements of our operations, as well as our employees, contractors, suppliers, customers and other business partners. To date, we have not experienced significant disruptions in the global supply chain for our products that are in high demand, but delivery times have lengthened.
In addition, there have been and continues to be impacts on our cost structure resulting from measures that we and other businesses are taking or will take, in accordance with governmental requirements and otherwise, to protect our employees and business partners. We continue to assess the impact on our business (including our employees, customers and suppliers) of travel restrictions, border closures and quarantines as they affect our various sites, including our 35 manufacturing sites located in various countries. In most jurisdictions, our manufacturing and distribution sites remain open because we are considered an essential business. During the three months ended March 29, 2020, we experienced, and we continue to experience, some inefficiencies in our manufacturing operations due to government restrictions placed on facilities in certain locations primarily in Asia. Additionally, we have experienced and continue to experience a higher than normal level of absenteeism across our global manufacturing sites. From an operating expense perspective, we have experienced and continue to experience net decreases in selling, general and administrative expenses as a result of the COVID-19 pandemic due to cost mitigation efforts implemented to control discretionary spending such as certain employee-related costs as well as travel and related expenses. Notwithstanding the above described impacts of the COVID-19 pandemic, the crisis did not have a material adverse effect on our results of operations for the three months ended March 29, 2020. Overall, we believe that the COVID-19 pandemic will continue to negatively affect our revenues and operations, at least over the near-term, and because of the dynamic nature of the crisis, we cannot accurately predict the extent or duration of the impacts of the COVID-19 pandemic.

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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in millions)
Net revenues	$630.6	$613.6
Net revenues for the three months ended March 29, 2020 increased $17.0 million, or 2.8%, compared to the prior year period. The increase was primarily attributable to a $15.7 million increase in sales volumes of existing products, and to a lesser extent, an increase in new product sales and net revenues generated by the acquisition of IWG High Performance Conductors, Inc. (HPC). These increases were partially offset by unfavorable fluctuations in foreign currency exchange rates of $7.4 million and a decrease in revenue caused by the COVID-19 pandemic.
Gross profit

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in millions)
Gross profit	$333.6	$324.0
Percentage of sales	52.9%	52.8%
Gross margin for the three months ended March 29, 2020 increased 10 basis points, or 0.2%, compared to the prior year period. The increase in gross margin was primarily attributable to benefits from cost improvement initiatives and the impact of favorable fluctuations in foreign currency exchange rates. These increases were largely offset by the unfavorable impacts of the COVID-19 pandemic and the adverse impact of the step-up in carrying value of inventory recognized in connection with our HPC acquisition.
Selling, general and administrative

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in millions)
Selling, general and administrative	$147.8	$206.9
Percentage of sales	23.4%	33.7%
Selling, general and administrative expenses for the three months ended March 29, 2020 decreased $59.1 million compared to the prior year period. The decrease was primarily attributable to a $59.5 million reduction in the estimated fair value of our contingent consideration liabilities, which largely relate to revenue-based milestone payments, due to adverse financial projections resulting from the COVID-19 pandemic. Additionally, for the three months ended March 29, 2020 there were net decreases to selling, general and administrative expenses resulting from the COVID-19 pandemic, which were largely offset by increases in normal operating expenses inclusive of selling expenses.

Research and development

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in millions)
Research and development	$27.4	$27.2
Percentage of sales	4.3%	4.4%
The increase in research and development expenses for the three months ended March 29, 2020 compared to the prior year period was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs partially offset by lower project spend across several of our product portfolios.
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
Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments including the uncertainties created by the COVID-19 pandemic, the effect of additional acquisitions or dispositions, the failure to realize anticipated savings from a supply contract related to a component included in certain kits sold by our Americas segment and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies with respect to increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below reflects changes from amounts previously estimated. In addition, the table below does not include estimated charges and pre-tax savings related to substantially completed programs. Additional details, including estimated charges expected to be incurred in connection with our restructuring programs, are described in Note 5 to the condensed consolidated financial statements included in this report.

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

	Ongoing restructuring programs and other similar cost savings initiatives
	Estimated Total	Actual results through December 31, 2019	Estimated remaining from January 1, 2020 through December 31, 2026
	(Dollars in millions)
Restructuring charges	$95 - 114	$83	$12 - $31
Restructuring related charges (1)	110 - 141	46	64 - 95
Total charges	$205 - $255	$129	$76 - 126

OEM initiative annual pre-tax savings	$6 - $7	$1	$5 - $6
Pre-tax savings (2)	63 - 73	25	38 - 48
Total annual pre-tax savings	$69 - $80	$26	$43 - $54

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
(2)Substantially all of the pre-tax savings are expected to result in reductions to cost of goods sold.
Restructuring and impairment charges incurred

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in millions)
Restructuring and impairment charges	$1.3	$17.4
Restructuring and impairment charges for the three months ended March 29, 2020 and March 31, 2019 primarily consisted of termination benefits related to our 2019 Footprint realignment plan.
Interest expense

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Dollars in millions)
Interest expense	$15.4	$22.7
Average interest rate on debt	2.7%	3.9%
The decrease in interest expense for the three months ended March 29, 2020 compared to the prior year period was primarily due to a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments and as well as our cross-currency swap agreement that we executed in the latter part of the first quarter of 2019.
Taxes on income from continuing operations

	Three Months Ended
	March 29, 2020	March 31, 2019
Effective income tax rate	7.8%	20.7%
The effective income tax rate for the three months ended March 29, 2020 was 7.8%, and 20.7% for the three months ended March 31, 2019, respectively. The effective income tax rate for the three months ended March 29, 2020, as compared to the prior year period, reflects a non-taxable contingent consideration adjustment recognized in connection with a decrease in the fair value of our contingent consideration liabilities. The effective income tax rate for the three months ended March 31, 2019 reflects significant non-deductible termination benefits incurred in connection with the 2019 Footprint realignment plan. In addition, the effective tax rates for both the three months ended March 29, 2020 and March 31, 2019 reflect a net excess tax benefit related to share-based compensation.
In April 2020, we became aware of a new interpretation of a non-U.S. tax law that could apply to certain of our previous and current intercompany transactions. We are evaluating this new information and the effect, if any, on our tax positions. The amount of any potential impact on our financial statements is not yet estimable at this time but could be material to our results of operations. We do not expect any additional liability to result in a material impact to our liquidity or overall financial position.
Segment Financial Information

Segment net revenues
	Three Months Ended
	March 29, 2020	March 31, 2019	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$358.0	$344.0	4.1
EMEA	156.1	154.6	1.0
Asia	53.1	60.8	(12.6)
OEM	63.4	54.2	16.9
Segment net revenues	$630.6	$613.6	2.8

Segment operating profit
	Three Months Ended
	March 29, 2020	March 31, 2019	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$141.0	$65.6	114.9
EMEA	20.4	27.0	(24.4)
Asia	10.2	10.0	2.5
OEM	15.1	13.3	13.3
Segment operating profit (1)	$186.7	$115.9	61.1
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Comparison of the three months ended March 29, 2020 and March 31, 2019
Americas
Americas net revenues for the three months ended March 29, 2020 increased $14.0 million, or 4.1%, compared to the prior year period. The increase was primarily attributable to a $12.7 million increase in sales volume of existing products, mostly in interventional urology, as well as an increase in new product sales, which were partially offset by a decrease in revenues caused by the COVID-19 pandemic.
Americas operating profit for the three months ended March 29, 2020 increased $75.4 million, or 114.9%, compared to the prior year period. The increase was primarily attributable to a decrease in the fair value of our contingent consideration liabilities and, to a lesser extent, an increase in gross profit resulting from higher sales.
EMEA
EMEA net revenues for the three months ended March 29, 2020 increased $1.5 million, or 1.0%, compared to the prior year period. The increase was primarily attributable to a $6.1 million increase in sales volumes of existing products, inclusive of a benefit from the COVID-19, partially offset by unfavorable fluctuations in foreign currency exchange rates of $4.2 million.
EMEA operating profit for the three months ended March 29, 2020 decreased $6.6 million, or 24.4%, compared to the prior year period. The decrease was primarily attributable to unfavorable fluctuations in foreign currency exchange rates and an increase in research and development expenses inclusive of higher EU MDR related costs. The decreases in operating profit were partially offset by lower general and administrative expenses.
Asia
Asia net revenues for the three months ended March 29, 2020 decreased $7.7 million, or 12.6%, compared to the prior year period. The decrease was primarily attributable to a $7.3 million decrease in sales volumes of existing products, inclusive of the negative impact from the COVID-19 pandemic, and unfavorable fluctuations in foreign currency exchange rates.

Asia operating profit for the three months ended March 29, 2020 increased $0.2 million, or 2.5%, compared to the prior year period. The increase was primarily attributable to lower general and administrative expenses partially offset by the impact of unfavorable fluctuations in foreign currency exchange rates and a decrease in gross profit resulting from lower sales.
OEM
OEM net revenues for the three months ended March 29, 2020 increased $9.2 million, or 16.9%, compared to the prior year period. The increase was primarily attributable to net revenues of $5.0 million generated from our acquisition of HPC and a $4.2 million increase in sales volumes of existing products.
OEM operating profit for the three months ended March 29, 2020 increased $1.8 million, or 13.3% compared to the prior year period. The increase was primarily attributable to an increase in gross profit resulting from higher sales partially offset by expenses incurred in connection with the HPC acquisition.

Liquidity and Capital Resources
While the potential economic impact resulting from the COVID-19 pandemic and the duration of the pandemic's impact are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In consideration of the significant uncertainty created by the COVID-19 pandemic, we are continuing to assess our liquidity and anticipated capital requirements. Notwithstanding the significant uncertainty created by the COVID-19 pandemic, we believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
In consideration of the COVID-19 pandemic, we are closely monitoring our receivables and payables. To date, we have not experienced significant payment defaults by, or identified other collectability concerns with, our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs.
Cash Flows
Net cash used in operating activities from continuing operations was $11.5 million for the three months ended March 29, 2020 as compared to net cash provided by operating activities of $60.2 million for the three months ended March 31, 2019. The $71.7 million decrease was primarily attributable to an increase in contingent consideration payments. Additionally, for the three months ended March 29, 2020, we made a $10.0 million pension contribution and had an increase in payroll and benefit related payments as compared to the prior year period.
Net cash used in investing activities from continuing operations was $284.4 million for the three months ended March 29, 2020, which included a $260.0 million payment for the acquisition of HPC as well as capital expenditures of $19.7 million.
Net cash provided by financing activities from continuing operations was $405.3 million for the three months ended March 29, 2020, which reflected a net increase in borrowings of $485.0 million. The cash received from the increase in borrowings was utilized to fund the $260.0 million acquisition of HPC; to increase our available cash on hand by $150.0 million to strengthen our liquidity as a precautionary measure in response to the COVID-19 pandemic; and to help fund the NeoTract contingent consideration payment. Net cash used in financing activities for the three months ended March 29, 2020 also reflects contingent consideration payments of $60.9 million and dividend payments of $15.8 million.
Borrowings
On March 30, 2020, we increased our borrowing capacity related to our accounts receivable securitization facility from $50 million to $75 million.
The 4.875% Senior Notes due 2026 (the "2026 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock, create liens, merge, consolidate, or dispose of certain assets, pay dividends, make investments or make other restricted payments, or enter into transactions with our affiliates. The indenture governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions.
As of March 29, 2020, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2026 Notes and the 2027 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Summarized Financial Information – Obligor Group
Our $400 million principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”) and $500 million principal amount of 4.625% Senior Notes due 2027 (the “2027 Notes," and together with the 2026 Notes, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of March 29, 2020 and December 31, 2019 and for the three months ended March 29, 2020 is as follows:

	Three Months Ended
	March 29, 2020
	(Dollars in millions)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$444.2	$55.5	$388.7
Cost of goods sold	260.7	73.5	187.2
Gross profit	183.5	(18.0)	201.5
Income from continuing operations	81.9	2.3	79.6
Net income	81.9	2.3	79.6

	March 29, 2020			December 31, 2019
	(Dollars in millions)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$864.2	$63.9	$800.3	$735.8	$51.8	$684.0
Total assets	5,116.3	1,389.0	3,727.3	4,847.9	1,237.7	3,610.2
Total current liabilities	707.8	515.4	192.4	852.5	500.8	351.7
Total liabilities	3,963.5	797.9	3,165.6	3,659.5	752.4	2,907.1
The same accounting policies as described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above. The Intercompany column in the table above represents transactions between and among the Obligor Group and non-guarantor subsidiaries (i.e. those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes). Obligor investments in non-guarantor subsidiaries and any related activity are excluded from the financial information presented above.
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

In our Annual Report on Form 10-K for the year ended December 31, 2019, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting guidance, including estimated effects, if any, of adoption of the guidance on our financial statements.
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including the adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis, stay-at-home and other orders, which could cause material delays and cancellations of elective procedures, curtailed or delayed spending by customers and result in disruptions to our supply chain, closure of our facilities, delays in product launches or diversion of management and other resources to respond to the COVID-19 pandemic; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 pandemic disrupts local economies and causes economies to enter prolonged recessions; changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations of shipments; demand for and market acceptance of new and existing products; our inability to provide products to our customers, which may be due to, among other things, events that impact key distributors, suppliers and vendors that sterilize our products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring plans and programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, trade disputes and sovereign debt issues; difficulties in entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of March 29, 2020 and December 31, 2019, we have accrued liabilities of approximately $0.3 million and $0.4 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in risk factors for the quarter ended March 29, 2020 except as set forth below. The risk factor set forth below replaces in its entirety the risk factor in our Annual Report on Form 10-K with the title “Our results of operations and financial condition may be adversely affected by public health epidemics, including the novel coronavirus reported to have originated in Wuhan, China”:
Our results of operations and financial condition may be adversely affected by public health epidemics, including the ongoing COVID-19 global health pandemic.

On March 11, 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic has significantly impacted economic activity and markets around the world. If the pandemic continues and conditions worsen, it could negatively impact our business, results of operations, financial condition and liquidity in numerous ways, including, but not limited to, those outlined below:
•It has resulted, and we expect it will continue to result, in lower revenues in certain of our product categories, including our interventional urology (which revenues are primarily concentrated in our Americas segment), interventional and surgical product categories, in which we sell products largely utilized in elective procedures, which have been significantly reduced or suspended due to the pandemic.
•It has resulted in higher revenues in our respiratory product category. However, we are unable to predict how long this sustained demand will last or how significant it will be.
•It may cause disruptions in the manufacture of our products. We currently rely on our 35 manufacturing sites, with major manufacturing operations located in the Czech Republic, Germany, Malaysia, Mexico and the U.S., to manufacture our products. The COVID-19 pandemic, and/or the governmental or regulatory actions taken in response to COVID-19 pandemic, may interfere with our ability, or that of our employees or suppliers to perform our and their respective responsibilities and obligations relative to the conduct of our business and create a risk to our ability to manufacture our products in a timely manner, or at all. We have experienced and expect to continue to experience inefficiencies in our manufacturing operations due to government restrictions placed on facilities in certain locations primarily in Asia. Additionally, we have experienced and continue to experience a higher than normal level of absenteeism across our global manufacturing sites. In an effort to increase the wider availability of needed medical device products, we may elect to, or the government may require us to, allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations and financial results, results in differential treatment of customers and/or adversely affects our customer relationships and reputation.
•While we have not experienced significant payment defaults by, or identified other significant collectability concerns with, our customers to date, we may be adversely impacted by delays in payments of outstanding receivables if our customers experience financial difficulties or are unable to borrow money to fund their operations, which may adversely impact their ability to pay for our products on a timely basis, if at all.
•The COVID-19 pandemic, including related illness, border closures, travel restrictions, quarantines, lockdowns or other workforce disruptions, could disrupt our suppliers or our suppliers’ suppliers and/or the distribution of our products, whether through our direct sales force or our distributors. These disruptions, or our failure to respond to them, could increase manufacturing or distribution costs or cause delays in delivering, or an inability to deliver, products to our customers.
•The COVID-19 pandemic has increased volatility and pricing in the capital markets, and volatility if likely to continue. We might not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase.
These and other impacts of the COVID-19 pandemic, or other pandemics or epidemics, could have the effect of heightening many of the other risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and hard to predict. We do not yet know the full extent of potential delays or impacts on our business, our results of operations or financial condition or on healthcare systems or the global economy as a whole. However, these effects could have an adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, and such impact could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

+10.1	—	Employment Contract, dated October 16, 2018, by and between the Company and Mario Wijker.
+10.2	—	Letter Agreement, dated January 2, 2019, by and between the Company and Mario Wijker.
+10.3	—	Contract of Employment, dated March 24, 2020, by and between the Company and James Winters.
+10.4	—	Senior Executive Officer Severance Agreement, dated March 24, 2020, by and between the Company and James Winters.
+10.5	—	Executive Change In Control Agreement, dated March 24, 2020, by and between the Company and James Winters.
22	—	Subsidiary Guarantors of Guaranteed Securities
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—
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

101.1	—	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three months ended March 29, 2020 and March 31, 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2020 and March 31, 2019; (iv) the Condensed Consolidated Balance Sheets as of March 29, 2020 and December 31, 2019; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2020 and March 31, 2019; (vi) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 29, 2020 and March 31, 2019; and (vii) Notes to Condensed Consolidated Financial Statements.
104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, formatted in inline XBRL (included in Exhibit 101.1).

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
Dated: April 30, 2020