Form 10-Q
period 2020-06-28
TELEFLEX INC
filed 2020-07-30
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,516,030 shares of common stock, par value $1.00 per share, outstanding as of July 28, 2020.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars and shares in thousands, except per share)
Net revenues	$567,034	$652,507	$1,197,676	$1,266,091
Cost of goods sold	288,662	300,269	585,680	589,883
Gross profit	278,372	352,238	611,996	676,208
Selling, general and administrative expenses	191,193	215,500	338,989	422,421
Research and development expenses	29,364	27,595	56,760	54,745
Restructuring and impairment charges	19,005	1,685	20,351	19,080
Gain on sale of assets	—	—	—	(2,739)
Income from continuing operations before interest and taxes	38,810	107,458	195,896	182,701
Interest expense	15,682	20,758	31,121	43,450
Interest income	(163)	(472)	(742)	(811)
Income from continuing operations before taxes	23,291	87,172	165,517	140,062
Taxes on income from continuing operations	11,848	3,844	22,922	14,816
Income from continuing operations	11,443	83,328	142,595	125,246
Operating income (loss) from discontinued operations	22	61	18	(1,282)
Tax benefit (expense) on operating loss from discontinued operations	9	14	7	(308)
Income (loss) from discontinued operations	13	47	11	(974)
Net income	$11,456	$83,375	$142,606	$124,272
Earnings per share:
Basic:
Income from continuing operations	$0.25	$1.80	$3.07	$2.72
Income (loss) from discontinued operations	—	0.01	—	(0.02)
Net income	$0.25	$1.81	$3.07	$2.70
Diluted:
Income from continuing operations	$0.24	$1.77	$3.02	$2.67
Loss from discontinued operations	—	—	—	(0.03)
Net income	$0.24	$1.77	$3.02	$2.64
Weighted average common shares outstanding
Basic	46,442	46,172	46,412	46,111
Diluted	47,242	47,036	47,237	46,989
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in thousands)
Net income	$11,456	$83,375	$142,606	$124,272
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $$2,295, $(298), $(5,286), and $(1,759) for the three and six months periods, respectively	17,654	12,568	(545)	12,332
Pension and other postretirement benefit plans adjustment, net of tax of $(404), $(446), $(926), and $(836) for the three and six months periods, respectively	1,345	1,459	3,034	2,688
Derivatives qualifying as hedges, net of tax of $64, $83, $436, and $82 for the three and six months periods, respectively	(1,095)	755	(4,912)	158
Other comprehensive income (loss), net of tax:	17,904	14,782	(2,423)	15,178
Comprehensive income	$29,360	$98,157	$140,183	$139,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$553,535	$301,083
Accounts receivable, net	374,886	418,673
Inventories	514,755	476,557
Prepaid expenses and other current assets	94,381	97,943
Prepaid taxes	7,060	12,076
Total current assets	1,544,617	1,306,332
Property, plant and equipment, net	432,401	430,719
Operating lease assets	101,982	113,160
Goodwill	2,343,561	2,245,305
Intangible assets, net	2,260,863	2,156,285
Deferred tax assets	5,589	5,572
Other assets	76,117	52,447
Total assets	$6,765,130	$6,309,820
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$83,000	$50,000
Accounts payable	107,140	102,916
Accrued expenses	103,557	100,466
Current portion of contingent consideration	25,243	148,090
Payroll and benefit-related liabilities	80,602	115,981
Accrued interest	6,887	5,514
Income taxes payable	18,340	6,692
Other current liabilities	31,846	33,396
Total current liabilities	456,615	563,055
Long-term borrowings	2,328,791	1,858,943
Deferred tax liabilities	488,968	439,558
Pension and postretirement benefit liabilities	60,866	82,719
Noncurrent liability for uncertain tax positions	12,381	10,294
Noncurrent contingent consideration	24,036	71,818
Noncurrent operating lease liabilities	91,917	101,372
Other liabilities	204,154	202,741
Total liabilities	3,667,728	3,330,500
Commitments and contingencies
Total shareholders' equity	3,097,402	2,979,320
Total liabilities and shareholders' equity	$6,765,130	$6,309,820
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$142,606	$124,272
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(11)	974
Depreciation expense	34,461	31,966
Intangible asset amortization expense	78,638	75,285
Deferred financing costs and debt discount amortization expense	1,984	2,249
Gain on sale of assets	—	(2,739)
Fair value step up of acquired inventory sold	1,707	—
Changes in contingent consideration	(29,951)	25,456
Impairment of long-lived assets	—	6,911
Stock-based compensation	8,482	12,700
Deferred income taxes, net	1,055	(5,495)
Payments for contingent consideration	(79,771)	(26,092)
Interest benefit on swaps designated as net investment hedges	(9,805)	(8,799)
Other	(18,981)	4,272
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	45,843	(19,747)
Inventories	(34,875)	(33,970)
Prepaid expenses and other assets	11,819	(6,381)
Accounts payable, accrued expenses and other liabilities	(26,449)	(6,231)
Income taxes receivable and payable, net	7,257	(17,347)
Net cash provided by operating activities from continuing operations	134,009	157,284
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(39,052)	(56,107)
Proceeds from sale of assets	400	1,178
Payments for businesses and intangibles acquired, net of cash acquired	(265,895)	(1,025)
Net interest proceeds on swaps designated as net investment hedges	9,986	8,330
Net cash used in investing activities from continuing operations	(294,561)	(47,624)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,010,000	25,000
Reduction in borrowings	(500,000)	(52,500)
Debt extinguishment, issuance and amendment fees	(7,727)	(4,703)
Net proceeds from share based compensation plans and the related tax impacts	2,668	7,829
Payments for contingent consideration	(60,947)	(111,928)
Dividends paid	(31,558)	(31,347)
Net cash provided by (used in) financing activities from continuing operations	412,436	(167,649)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(317)	2,799
Net cash (used in) provided by discontinued operations	(317)	2,799
Effect of exchange rate changes on cash and cash equivalents	885	1,925
Net increase (decrease) in cash and cash equivalents	252,452	(53,265)
Cash and cash equivalents at the beginning of the period	301,083	357,161
Cash and cash equivalents at the end of the period	$553,535	$303,896
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2019	47,536	$47,536	$616,980	$2,824,916	$(344,392)	1,182	$(165,720)	$2,979,320
Cumulative effect adjustment resulting from the adoption of new accounting standards				(791)				(791)
Net income				131,150				131,150
Cash dividends ($0.34 per share)				(15,767)				(15,767)
Other comprehensive loss					(20,327)			(20,327)
Shares issued under compensation plans	24	24	(3,074)			(37)	1,748	(1,302)
Deferred compensation			383			(5)	358	741
Balance at March 29, 2020	47,560	47,560	614,289	2,939,508	(364,719)	1,140	(163,614)	3,073,024
Net income				11,456				11,456
Cash dividends ($0.34 per share)				(15,791)				(15,791)
Other comprehensive income					17,904			17,904
Shares issued under compensation plans	35	35	10,516			(3)	175	10,726
Deferred compensation			—			(1)	83	83
Balance at June 28, 2020	47,595	$47,595	$624,805	$2,935,173	$(346,815)	1,136	$(163,356)	$3,097,402

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2018	47,248	$47,248	$574,761	$2,427,599	$(341,085)	1,232	$(168,545)	$2,539,978
Cumulative effect adjustment resulting from the adoption of new accounting standards				(1,321)				(1,321)
Net income				40,897				40,897
Cash dividends ($0.34 per share)				(15,650)				(15,650)
Other comprehensive income					396			396
Shares issued under compensation plans	75	75	3,094			(40)	2,029	5,198
Deferred compensation			127			(4)	253	380
Balance at March 31, 2019	47,323	47,323	577,982	2,451,525	(340,689)	1,188	(166,263)	2,569,878
Net income				83,375				83,375
Cash dividends ($0.34 per share)				(15,697)				(15,697)
Other comprehensive income					14,782			14,782
Shares issued under compensation plans	77	77	12,252			(2)	177	12,506
Balance as of June 30, 2019	47,400	$47,400	$590,234	$2,519,203	$(325,907)	1,186	$(166,086)	$2,664,844

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
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the three and six months ended June 28, 2020 intangible asset amortization expense of $21.1 million and $42.0 million, respectively, is included within costs of good sold. For the three and six months ended June 30, 2019, we reclassified intangible asset amortization expense of $20.7 million and $41.5 million, respectively, from selling, general and administrative expenses to cost of goods sold for comparability.
Risks and Uncertainties
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict due to the rapidly evolving environment and continued uncertainties created by the COVID-19 pandemic. Among other things, the response to the COVID-19 pandemic has had the effect of reducing the number of elective procedures being carried out by our customers, thereby reducing demand for products used in elective procedures, while creating an increase in demand for products used in the treatment of patients with COVID-19. The COVID-19 pandemic has significantly impacted economic activity and markets around the world through government-mandated and self-imposed shut-downs in many countries, which were implemented to protect individuals and control the spread of COVID-19. If the pandemic continues and conditions worsen, it could negatively impact our business, results of operations, financial condition and liquidity in numerous ways, including, but not limited to, lower revenues in our product categories dependent on elective procedures; further disruption in the manufacture of our products including increased manufacturing and distribution costs; extended delays in or defaults on payments of outstanding receivables; and increased volatility and pricing in capital markets. Further, the COVID-19 pandemic may cause disruption to our suppliers or their suppliers and/or the distribution of our products, whether through our direct sales force or our distributors.
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
Note 2 — Recently issued accounting standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new guidance requires the recognition of an allowance that reflects the current estimate of

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable forecasts. The main objective of the new guidance is to provide financial statement users with more useful information in making decisions about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Under previous guidance, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in determining the incurred loss. We adopted the new standard on January 1, 2020 using a modified retrospective transition approach by recognizing a cumulative-effect adjustment of $0.8 million to reduce our opening balance of retained earnings as of the adoption date. Prior period amounts have not been adjusted and continue to reflect our historical accounting.
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
Note 3 - Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 86%, 11% and 3% of consolidated net revenues, respectively, for the six months ended June 28, 2020. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and six months ended June 28, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in thousands)
Vascular access	$164,958	$153,647	$315,214	$297,544
Anesthesia	64,867	85,723	140,569	165,975
Interventional	82,594	104,785	182,525	207,969
Surgical	67,275	95,570	142,707	182,289
Interventional urology	40,094	67,952	114,286	127,683
OEM	55,832	56,428	119,219	110,666
Other (1)	91,414	88,402	183,156	173,965
Net revenues (2)	$567,034	$652,507	$1,197,676	$1,266,091
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
Note 4 — Acquisitions
On February 18, 2020, we acquired IWG High Performance Conductors, Inc. (HPC), a privately-held original equipment manufacturer of minimally invasive medical products and high performance conductors, for $260.0 million. The acquisition, which complements our OEM product portfolio, was financed using borrowings under our revolving credit facility. Based on the preliminary purchase price allocation, the assets acquired principally consist of customer relationships of $139.0 million, intellectual property of $40.0 million and goodwill of $107.1 million. The intangible assets are being amortized over a useful life of 20 years. Goodwill arising from the acquisition represents costs synergies, revenue growth attributable to anticipated increased market penetration from acquired products and future customers and is not tax deductible.
Note 5 — Restructuring and impairment charges
2020 Workforce reduction plan
During the second quarter of 2020, we committed to a workforce reduction designed to improve profitability and reduce cost primarily by streamlining certain sales and marketing functions in our EMEA segment and certain manufacturing operations in our OEM segment. The workforce reduction was initiated to further align the business with our high growth strategic objectives. We estimate that we will incur aggregate pre-tax restructuring charges of $10 million to $13 million, consisting primarily of termination benefits, and will result in future cash outlays. This program will be substantially complete during 2020 and as a result most of these charges are expected to be incurred prior to the end of 2020.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Footprint realignment plans
We have ongoing restructuring programs primarily related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as 2019, 2018 and 2014 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these ongoing Footprint realignment plans:

	2019 Footprint realignment plan (3)	2018 Footprint realignment plan	2014 Footprint realignment plan (4)
Program expense estimates:	(Dollars in millions)
Termination benefits	$16 to $20	$60 to $70	$12 to $13
Other costs (1)	2 to 2	2 to 4	1 to 2
Restructuring charges	18 to 22	62 to 74	13 to 15
Restructuring related charges (2)	40 to 45	40 to 59	38 to 40
Total restructuring and restructuring related charges	$58 to $67	$102 to $133	$51 to $55
Other program estimates:
Expected cash outlays	$55 to $63	$99 to $127	$42 to $46
Expected capital expenditures	$27 to $33	$19 to $23	$25 to $26
Other program information:
Period initiated	February 2019	May 2018	April 2014
Estimated period of substantial completion	2022	2022 (5)	2022
Aggregate restructuring charges	$15.0	$62.1	$13.4
Restructuring reserve:
Balance as of June 28, 2020	$12.4	$50.5	$3.7
Restructuring related charges incurred:
Three Months Ended June 28, 2020	$3.9	$1.5	$0.8
Six Months Ended June 28, 2020	$6.4	$2.7	$1.7
Aggregate restructuring related charges	$13.0	$9.9	$33.9
(1)Includes facility closure, employee relocation, equipment relocation and outplacement costs.
(2)Restructuring related charges represent costs that are directly related to the programs and principally constitute costs to transfer manufacturing operations to the existing lower-cost locations, project management costs and accelerated depreciation. The 2018 Footprint realignment plan also includes a charge associated with our exit from the facilities that is expected to be imposed by the taxing authority in the affected jurisdiction. Excluding this tax charge, substantially all of the restructuring related charges are expected to be recognized within cost of goods sold.
(3)We refined the disclosed ranges for the program expense and other program estimates in consideration of the progress made to date as well as the actions remaining.
(4)We delayed the timing of substantial completion from our prior estimate of 2021 due to an extension in the development and qualification timeline, identified during the second quarter of 2020, for a component to be included in certain of our kits sold by our anesthesia business in North America. The shift in timing also resulted in an increase in the total program cost estimate and related cash outlays and as a result, we increased the high end of the ranges by $3 million. With respect to capital expenditures, we have also refined the range.
(5)We accelerated the timing of substantial completion from our prior estimate of 2024 to take advantage of an opportunity we identified during the second quarter of 2020 to accelerate the recognition of estimated savings.

Three Months Ended June 28, 2020
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2020 Workforce reduction plan	$10,564	$—	$10,564
2019 Footprint realignment plan	323	82	405
2018 Footprint realignment plan	7,545	52	7,597
Other restructuring programs (2)	169	270	439
Restructuring charges	$18,601	$404	$19,005

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended June 30, 2019
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$(459)	$30	$(429)
2018 Footprint realignment plan	(2,275)	134	(2,141)
Other restructuring programs (3)	62	312	374
Restructuring charges (credits)	(2,672)	476	(2,196)
Asset impairment charges	—	3,881	3,881
Restructuring and impairment charges	$(2,672)	$4,357	$1,685

Six Months Ended June 28, 2020
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2020 Workforce reduction plan	$10,564	$—	$10,564
2019 Footprint realignment plan	1,152	91	1,243
2018 Footprint realignment plan	7,859	133	7,992
Other restructuring programs (2)	62	490	552
Restructuring charges	$19,637	$714	$20,351

Six Months Ended June 30, 2019
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$12,516	$30	$12,546
2018 Footprint realignment plan	(1,838)	708	(1,130)
Other restructuring programs (3)	188	565	753
Restructuring charges	10,866	1,303	12,169
Asset impairment charges	—	6,911	6,911
Restructuring and impairment charges	$10,866	$8,214	$19,080
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes program initiated during third quarter of 2019 as well as the 2016 and 2014 Footprint realignment plans.
(3) Includes the Vascular Solutions integration program (initiated in 2017) as well as the 2016 and 2014 Footprint realignment plans.
Note 6 — Inventories
Inventories as of June 28, 2020 and December 31, 2019 consisted of the following:

	June 28, 2020	December 31, 2019
	(Dollars in thousands)
Raw materials	$137,231	$114,302
Work-in-process	72,526	71,479
Finished goods	304,998	290,776
Inventories	$514,755	$476,557

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 28, 2020:

	Americas	EMEA	Asia	OEM	Total
	(Dollars in thousands)
December 31, 2019	$1,550,925	$475,772	$213,725	$4,883	$2,245,305
Goodwill related to acquisitions	—	—	—	107,127	107,127
Currency translation adjustment	(4,125)	(2,618)	(2,128)	—	(8,871)
June 28, 2020	$1,546,800	$473,154	$211,597	$112,010	$2,343,561
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of June 28, 2020 and December 31, 2019 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	June 28, 2020	December 31, 2019	June 28, 2020	December 31, 2019
	(Dollars in thousands)
Customer relationships	$1,164,518	$1,021,852	$(393,057)	$(367,585)
In-process research and development	28,109	27,940	—	—
Intellectual property	1,392,124	1,351,990	(443,927)	(402,340)
Distribution rights	23,419	23,369	(19,455)	(18,859)
Trade names	563,070	563,315	(58,035)	(50,718)
Non-compete agreements	22,768	22,618	(18,671)	(15,297)
	$3,194,008	$3,011,084	$(933,145)	$(854,799)

Note 8 — Borrowings
Our borrowings at June 28, 2020 and December 31, 2019 were as follows:

	June 28, 2020	December 31, 2019
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.55% at June 28, 2020, due 2024	$285,000	$300,000
Term loan facility, at a rate of 1.55% at June 28, 2020, due 2024	673,000	673,000
4.875% Senior Notes due 2026	400,000	400,000
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	—
Securitization program, at a rate of 0.93% at June 28, 2020	75,000	50,000
	2,433,000	1,923,000
Less: Unamortized debt issuance costs	(21,209)	(14,057)
	2,411,791	1,908,943
Current borrowings	(83,000)	(50,000)
Long-term borrowings	$2,328,791	$1,858,943
4.25% Senior Notes due 2028
On May 27, 2020, we issued $500.0 million of 4.25% Senior Notes due 2028 (the "2028 Notes"). We will pay interest on the 2028 Notes semi-annually on June 1 and December 1, commencing on December 1, 2020, at a rate of 4.25% per year. The 2028 Notes mature on June 1, 2028 unless earlier redeemed at our option, as described below, or purchased at the holder’s option under specified circumstances following a Change of Control or Event of

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Default (each as defined in the indenture related to the 2028 Notes), coupled with a downgrade in the ratings of the 2028 Notes, or upon our election to exercise its optional redemption rights, as described below. We incurred transaction fees of $8.4 million, including underwriters’ discounts and commissions, in connection with the offering of the 2028 Notes, which were recorded on the consolidated balance sheet as a reduction to long-term borrowings and are being amortized over the term of the 2028 Notes. We used the net proceeds from the offering to repay borrowings under our revolving credit facility.
Our obligations under the 2028 Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries.
At any time on or after June 1, 2023, we may, on one or more occasions, redeem some or all of the 2028 Notes at a redemption price of 102.125% of the principal amount of the 2028 Notes subject to redemption, declining, in annual increments of 1.0625%, to 100% of the principal amount on June 1, 2025, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2023, we may, on one or more occasions, redeem some or all of the 2028 Notes at a redemption price equal to 100% of the principal amount of the 2028 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2028 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2028 Notes, of the present value, on the redemption date, of the sum of (i) the June 1, 2023, optional redemption price plus (ii) all required interest payments on the 2028 Notes through June 1, 2023, (other than accrued and unpaid interest to the redemption date), generally computed using a discount rate equal to the yield to maturity of U.S. Treasury securities with a constant maturity for the period most nearly equal to the period from the redemption date to June 1, 2023 (unless the period is less than one year, in which case the weekly average yield on traded U.S. Treasury securities adjusted to a constant maturity of one year will be used), plus 50 basis points.
In addition, at any time prior to June 1, 2023, we may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2028 Notes, using the proceeds of specified types of our equity offerings and subject to specified conditions, at a redemption price equal to 104.25% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.
The indenture relating to the 2028 Notes contains covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to create liens; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and enter into sale leaseback transactions.
Securitization program
On March 30, 2020, we amended our accounts receivable securitization facility to increase the maximum available capacity from $50 million to $75 million.
Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and six months ended June 28, 2020 we recognized a loss of $0.8 million and a gain of $0.8 million, respectively, related to non-designated foreign currency forward contract. For the three and six months ended June 30, 2019 we recognized a gain of $1.5 million and a loss of $1.6 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of June 28, 2020 and December 31, 2019 was $126.6 million and $132.0 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of June 28, 2020 and December 31, 2019

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

was $153.3 million and $145.1 million, respectively. All open foreign currency forward contracts as of June 28, 2020 have durations of 12 months or less.
Cross-currency interest rate swaps
During 2019, we entered into cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we have notionally exchanged $250 million at an annual interest rate of 4.875% for €219.2 million at an annual interest rate of 2.4595%. The swap agreements are designed as net investment hedges and expire on March 4, 2024.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). For the three and six months ended June 28, 2020, we recognized foreign exchange a loss of $7.4 million and a gain of $17.6 million, respectively, within AOCI related to the cross-currency swaps. For the three and six months ended June 30, 2019, we recognized foreign exchange loss of $0.7 million and gain of $9.8 million, respectively, within AOCI related to the cross-currency swaps. For the three and six months ended June 28, 2020, we recognized $4.9 million and $9.8 million, respectively, in interest benefit related to the cross-currency swaps. For the three and six months ended June 30, 2019, we recognized $4.9 million and $8.8 million, respectively, in interest benefit related to the cross-currency swaps.
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of June 28, 2020 and December 31, 2019:

	June 28, 2020	December 31, 2019
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$995	$1,659
Non-designated foreign currency forward contracts	105	192
Cross-currency interest rate swaps	21,652	21,575
Prepaid expenses and other current assets	22,752	23,426
Cross-currency interest rate swaps	35,701	13,066
Other assets	35,701	13,066
Total asset derivatives	$58,453	$36,492
Liability derivatives:
Designated foreign currency forward contracts	$3,391	$1,285
Non-designated foreign currency forward contracts	187	102
Other current liabilities	3,578	1,387
Total liability derivatives	$3,578	$1,387
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

There was no ineffectiveness related to our cash flow hedges during the three and six months ended June 28, 2020 and June 30, 2019.
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
Our allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services in addition to new requirements under the accounting guidance, effective January 1, 2020, that includes the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability, for example, potential customer liquidity concerns resulting from COVID-19, that may impact the collectability of our receivables as well as our estimate of credit losses expected to be incurred over the life of our receivables. To date, we have not experienced significant payment defaults by, or identified other significant collectability concerns with, our customers. The assumptions utilized in our current estimates may change due to changes in circumstances, additional future developments and the resolution of other contingencies.
The allowance for credit losses as of June 28, 2020 and December 31, 2019 was $11.6 million and $9.1 million, respectively. The current portion of the allowance for credit losses, which was $7.3 million and $5.3 million as of June 28, 2020 and December 31, 2019, respectively, was recognized as a reduction of accounts receivable, net.
Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2020 and December 31, 2019:

	Total carrying value at June 28, 2020	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$10,557	$10,557	$—	$—
Derivative assets	58,453	—	58,453	—
Derivative liabilities	3,578	—	3,578	—
Contingent consideration liabilities	49,279	—	—	49,279

	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$10,926	$10,926	$—	$—
Derivative assets	36,492	—	36,492	—
Derivative liabilities	1,387	—	1,387	—
Contingent consideration liabilities	219,908	—	—	219,908

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
We determine the fair value of the contingent consideration liabilities related to the NeoTract and Essential Medical acquisitions, which represent most of our contingent consideration liabilities as of June 28, 2020 and December 31, 2019, using a Monte Carlo simulation (which involves a simulation of future revenues during the earn-out period using management's best estimates). Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration.

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Milestone-based payments
	Discounted cash flow	Discount rate	3.3% - 4.3% (3.7%)
		Projected year of payment	2021 - 2023
Revenue-based payments
	Monte Carlo simulation	Revenue volatility	19.5% - 24.2% (21.9%)
		Risk free rate	Cost of debt structure
		Projected year of payment	2020 - 2022

	Discounted cash flow	Discount rate	10.0%
		Projected year of payment	2020 - 2029

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information regarding changes in the contingent consideration liabilities during the six months ended June 28, 2020:

Contingent consideration
(Dollars in thousands)
Balance - December 31, 2019	$219,908
Payments (1)	(140,718)
Revaluations (2)	(29,951)
Translation adjustment	40
Balance - June 28, 2020	$49,279
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

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Shares in thousands)
Basic	46,442	46,172	46,412	46,111
Dilutive effect of share-based awards	800	864	825	878
Diluted	47,242	47,036	47,237	46,989
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.2 million and 0.1 million for the three and six months ended June 28, 2020, respectively, and 0.2 million for the three and six months ended June 30, 2019.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 28, 2020 and June 30, 2019:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2019	$735	$(138,810)	$(206,317)	$(344,392)
Other comprehensive (loss) income before reclassifications	(4,189)	183	(545)	(4,551)
Amounts reclassified from accumulated other comprehensive income	(723)	2,851	—	2,128
Net current-period other comprehensive (loss) income	(4,912)	3,034	(545)	(2,423)
Balance as of June 28, 2020	$(4,177)	$(135,776)	$(206,862)	$(346,815)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2018	$807	$(131,380)	$(210,512)	$(341,085)
Other comprehensive income (loss) before reclassifications	429	(13)	12,332	12,748
Amounts reclassified from accumulated other comprehensive loss	(271)	2,701	—	2,430
Net current-period other comprehensive income	158	2,688	12,332	15,178
Balance as of June 30, 2019	$965	$(128,692)	$(198,180)	$(325,907)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$(685)	$(179)	$(751)	$(365)
Total before tax	(685)	(179)	(751)	(365)
Taxes	19	71	28	94
Net of tax	$(666)	$(108)	$(723)	$(271)
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	$1,850	$1,738	$3,702	$3,478
Prior-service costs	8	22	16	44
Total before tax	1,858	1,760	3,718	3,522
Tax benefit	(433)	(410)	(867)	(821)
Net of tax	$1,425	$1,350	$2,851	$2,701
Total reclassifications, net of tax	$759	$1,242	$2,128	$2,430
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 12 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Effective income tax rate	50.9%	4.4%	13.8%	10.6%
The effective income tax rate for the three and six months ended June 28, 2020, as compared to the prior year periods, reflects non-deductible terminations benefits incurred in connection with the 2020 Workforce reduction plan. The effective income tax rate for the six months ended June 30, 2019 reflects non-deductible costs related to the 2019 Footprint realignment plan. The effective income tax rate for the three months ended June 28, 2020 and June 30, 2019 reflects non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract and Essential Medical contingent consideration liabilities. The effective income tax rate for the three and six months ended June 30, 2019 reflects a net tax benefit related to share-based compensation.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the second quarter of 2020, we completed our assessment of a new interpretation of a non-U.S. tax law that applies to certain intercompany transactions. The resulting adjustment did not have a material impact on our income tax provision as of June 28, 2020.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 28, 2020, we have recorded $0.7 million and $5.9 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 28, 2020. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of June 28, 2020, we have recorded accrued liabilities of $0.2 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
In June 2020, we began producing documents and information in response to a Civil Investigative Demand (a “CID”) received in March 2020 by one of our subsidiaries, NeoTract, Inc. (“NeoTract”), from the U.S. Department of Justice through the United States Attorney’s Office for the Northern District of Georgia (collectively, the “DOJ”). The CID relates to the DOJ’s investigation of a single NeoTract customer, requires the production of documents and information pertaining to communications with, and certain rebate programs offered to, that customer and pertains to communications and activities occurring both prior to our acquisition of NeoTract in October 2017 and thereafter. In July 2020, the DOJ advised us that it had opened an investigation under the civil False Claims Act, 31 U.S.C. §3729, with respect to NeoTract’s operations broadly in addition to the customer investigation.
We maintain policies and procedures to promote compliance with the Anti-Kickback Statute, False Claims Acts and other applicable laws and regulations and intend to provide information sought by the government. We cannot at this time reasonably predict, however, the ultimate scope or outcome of this matter, including whether an investigation may raise other compliance issues of interest, including those beyond the scope described above or how any such issues might be resolved. We also cannot at this time reasonably estimate any potential liabilities or penalty, if any, that may arise from this matter, which could have a material adverse effect on our results of operations and financial condition.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of June 28, 2020, the most significant tax examination in process was in Germany. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

uncertain tax positions, including developments in this tax examination. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 14 — Segment information
The following tables present our segment results for the three and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in thousands)
Americas	$312,490	$373,804	$670,492	$717,828
EMEA	131,643	147,047	287,767	301,592
Asia	67,069	75,228	120,198	136,005
OEM	55,832	56,428	119,219	110,666
Net revenues	$567,034	$652,507	$1,197,676	$1,266,091

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in thousands)
Americas	$47,539	$82,509	$188,507	$148,108
EMEA	14,923	20,827	35,342	47,850
Asia	13,626	19,260	23,858	29,239
OEM	12,244	13,884	27,343	27,205
Total segment operating profit (1)	88,332	136,480	275,050	252,402
Unallocated expenses (2)	(49,522)	(29,022)	(79,154)	(69,701)
Income from continuing operations before interest and taxes	$38,810	$107,458	$195,896	$182,701
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
COVID-19 pandemic
We continue to experience the effects of the global pandemic caused by the COVID-19 novel strain of coronavirus. Among other things, the response to the COVID-19 pandemic has had the effect of reducing the number of elective procedures being carried out, which has impacted and continues to impact some of our product categories, including our interventional urology, surgical, interventional, anesthesia and OEM products, which have experienced and continue to experience decreased demand. We have also experienced, and continue to experience, increased demand for products used in the treatment of patients with COVID-19, which are mostly concentrated in our respiratory and vascular access product categories. For the three and six months ended June 28, 2020, each of our segments were negatively impacted by the COVID-19 pandemic due to the reduction in elective procedures and, to a lesser extent, as a result of government-mandated and self-imposed shut-downs in several countries, which were implemented to protect individuals and control the spread of COVID-19. The COVID-19 pandemic is impacting other elements of our operations, as well as our employees, contractors, suppliers, customers and other business partners. To date, we have not experienced significant disruptions in the global supply chain for our products that are in high demand, but, in some cases, delivery times have lengthened, resulting in backorders for some of our products.
In addition, there have been and continues to be impacts on our cost structure resulting from measures that we and other businesses are taking or will take, in accordance with governmental requirements and otherwise, to protect our employees and business partners. We continue to assess the impact on our business (including our employees, customers and suppliers) of travel restrictions, border closures and quarantines as they affect our various sites, including our 35 global manufacturing sites. In most jurisdictions, our manufacturing and distribution sites remain open because we are considered an essential business. However, we have experienced temporary or partial work stoppages in some manufacturing sites in North America and Asia. During the three and six months ended June 28, 2020, we experienced, and we continue to experience, inefficiencies in our manufacturing operations due to government-mandated and self-imposed restrictions placed on facilities in certain locations primarily in North America and Asia. From an operating expense perspective, we have experienced and continue to experience net decreases in selling, general and administrative expenses as a result of the COVID-19 pandemic due to cost mitigation efforts implemented to control discretionary spending including selling, marketing and travel and entertainment related costs and lower performance related employee-benefit costs.
Towards the latter half of the second quarter, we began to see an increase in the number of elective procedures being performed. However, it is uncertain whether this trend will continue or if we will again experience a decrease in the elective procedures performed as the COVID-19 pandemic evolves. Overall, we believe that the COVID-19 pandemic will continue to negatively affect our revenues and operations, at least over the near-term, and because of the dynamic nature of the crisis, we cannot accurately predict the extent or duration of the impacts of the COVID-19 pandemic.

Government investigation
In June 2020, we began producing documents and information in response to a Civil Investigative Demand (a “CID”) received in March 2020 by one of our subsidiaries, NeoTract, Inc. (“NeoTract”), from the U.S. Department of Justice through the United States Attorney’s Office for the Northern District of Georgia (collectively, the “DOJ”). The CID relates to the DOJ’s investigation of a single NeoTract customer, requires the production of documents and information pertaining to communications with, and certain rebate programs offered to, that customer and pertains to communications and activities occurring both prior to our acquisition of NeoTract in October 2017 and thereafter. In July 2020, the DOJ advised us that it had opened an investigation under the civil False Claims Act, 31 U.S.C. §3729, with respect to NeoTract’s operations broadly in addition to the customer investigation.
We maintain policies and procedures to promote compliance with the Anti-Kickback Statute, False Claims Acts and other applicable laws and regulations and intend to provide information sought by the government. We cannot at this time reasonably predict, however, the ultimate scope or outcome of this matter, including whether an investigation may raise other compliance issues of interest, including those beyond the scope described above or how any such issues might be resolved. We also cannot at this time reasonably estimate any potential liabilities or penalty, if any, that may arise from this matter, which could have a material adverse effect on our results of operations and financial condition.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in millions)
Net revenues	$567.0	$652.5	$1,197.7	$1,266.1
Net revenues for the three months ended June 28, 2020 decreased $85.5 million, or 13.1%, compared to the prior year period, which was primarily attributable to a net decrease in sales volumes of existing products caused by the COVID-19 pandemic.
Net revenues for the six months ended June 28, 2020 decreased $68.4 million, or 5.4%, compared to the prior year period, which was primarily attributable to a $72.9 million net decrease in sales volumes of existing products caused by the COVID-19 pandemic. Net revenues for the six months ended June 28, 2020 were also impacted, to a lesser extent, by net revenues generated by HPC and an increase in new product sales partially offset by unfavorable fluctuations in foreign currency exchange rates.
Gross profit

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in millions)
Gross profit	$278.4	$352.2	$612.0	$676.2
Percentage of sales	49.1%	54.0%	51.1%	53.4%
Gross margin for the three and six months ended June 28, 2020 decreased 490 basis points, or 9.1%, and 230 basis points, or 4.3%, respectively, compared to the prior year periods. Gross margin was primarily impacted by lower sales volumes and higher manufacturing costs, both caused by the COVID-19 pandemic.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in millions)
Selling, general and administrative	$191.2	$215.5	$339.0	$422.4
Percentage of sales	33.7%	33.0%	28.3%	33.4%
Selling, general and administrative expenses for the three months ended June 28, 2020 decreased $24.3 million compared to the prior year period. The decrease was primarily attributable to cost mitigation efforts implemented to control discretionary spending in response to the COVID-19 pandemic including reduced selling, marketing and travel and entertainment related activities and lower performance related employee-benefit costs as well as favorable fluctuations in foreign currency exchange rates. The decreases were partially offset by an increase in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.
Selling, general and administrative expenses for the six months ended June 28, 2020 decreased $83.4 million compared to the prior year period. The decrease was primarily attributable to a $55.4 million benefit from a reduction in the estimated fair value of our contingent consideration liabilities, which largely related to revenue-based milestone payments, due to adverse financial projections resulting from the COVID-19 pandemic. The decrease was also attributable to other effects of the COVID-19 pandemic, which are described above in the section detailing the changes in selling, general and administrative expenses for the three months ended June 28, 2020.
Research and development

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in millions)
Research and development	$29.4	$27.6	$56.8	$54.7
Percentage of sales	5.2%	4.2%	4.7%	4.3%
The increases in research and development expenses for the three and six months ended June 28, 2020 compared to the prior year period were primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs partially offset by lower project spend across several of our product portfolios.
Restructuring and impairment charges
2020 Workforce reduction plan
During the second quarter of 2020, we committed to a workforce reduction designed to improve profitability and reduce cost primarily by streamlining certain sales and marketing functions in our EMEA segment and certain manufacturing operations in our OEM segment. The workforce reduction was initiated to further align the business with our high growth strategic objectives. We estimate that we will incur aggregate pre-tax restructuring charges of $10 million to $13 million, consisting primarily of termination benefits, and will result in future cash outlays. This plan will be substantially complete during 2020 and as a result most of these charges are expected to be incurred prior to the end of 2020. We expect to begin realizing plan-related savings in 2020 and expect to achieve annual pre-tax savings of $11 million to $13 million once the plans are fully implemented.
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
In addition to the 2020 Workforce reduction plan, we have ongoing restructuring programs primarily related to the consolidation of our manufacturing operations (referred to as our 2019, 2018 and 2014 Footprint realignment plans). We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment (the "OEM initiative") that was initiated in 2018 and does not meet the criteria for a restructuring program under applicable accounting guidance; nevertheless, the activities should result in cost savings (we expect only minimal costs to be incurred in connection with the OEM initiative). With respect to our currently ongoing restructuring programs and the OEM initiative, the table below summarizes charges incurred or estimated to be incurred and estimated annual pre-tax savings to be realized as follows: (1) with respect to charges (a) the estimated total charges that will have been incurred once the restructuring programs and OEM initiative are completed; (b) the charges incurred through December 31, 2019; and (c) the estimated charges to be incurred from

January 1, 2020 through the last anticipated completion date of the restructuring programs and OEM initiative, December 31, 2024 and (2) with respect to estimated annual pre-tax savings, (a) the estimated total annual pre-tax savings to be realized once the restructuring programs and OEM initiative are completed; (b) the estimated annual pre-tax savings realized based on the progress of the restructuring programs and OEM initiative through December 31, 2019; and (c) the estimated additional annual pre-tax savings to be realized from January 1, 2020 through the last anticipated completion date of the restructuring programs and the OEM initiative, December 31, 2024.
Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments including the uncertainties created by the COVID-19 pandemic, the effect of additional acquisitions or dispositions, the failure to realize anticipated savings associated with the development and qualification of a component included in certain kits sold by our anesthesia business in North America and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies with respect to increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below reflects changes from amounts previously estimated. In addition, the table below does not include estimated charges and pre-tax savings related to substantially completed programs. Additional details, including estimated charges expected to be incurred in connection with our restructuring programs, are described in Note 5 to the condensed consolidated financial statements included in this report.

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

	Ongoing restructuring programs and other similar cost savings initiatives
	Estimated Total	Actual results through December 31, 2019	Estimated remaining from January 1, 2020 through December 31, 2024
	(Dollars in millions)
Restructuring charges (1)	$103 - $124	$83	$20 - $41
Restructuring related charges (2)	118 - 144	46	72 - 98
Total charges (3)	$221 - $268	$129	$92 - $139

OEM initiative annual pre-tax savings	$6 - $7	$1	$5 - $6
Pre-tax savings- 2020 Workforce reduction plan (4)	11 - 13	—	11 - 13
Pre-tax savings- ongoing restructuring plans (5)(6)	68 - 78	25	43 - 53
Total annual pre-tax savings	$85 - $98	$26	$59 - $72

(1)Includes estimated charges associated with the 2020 Workforce reduction plan of $10 million to $13 million.
(2)Represents charges that are directly related to restructuring programs and principally constitute costs to transfer manufacturing operations to existing lower-cost locations, project management costs and accelerated depreciation, as well as a charge that is expected to be imposed by a taxing authority as a result of our exit from facilities in the authority's jurisdiction. Most of these charges (other than the tax charge) are expected to be recognized as cost of goods sold.
(3)In addition to the impacts of the 2020 Workforce reduction plan initiated during the second quarter of 2020, the estimated ranges for restructuring, restructuring related and total charges have been adjusted to reflect changes in estimates related primarily to termination benefits and transfer validation associated with the ongoing restructuring programs. The prior range of total charges for the ongoing restructuring plans was $205 million to $255 million as compared to the current range of $211 million to $255 million.
(4)Most all of the pre-tax savings are expected to result in reductions to selling, general and administrative expenses.
(5)Substantially all of the pre-tax savings are expected to result in reductions to cost of goods sold.
(6)We estimate the annual pre-tax savings associated with our 2019 and 2014 realignment plans will be $15 million to $17 million and $28 million to $31 million, respectively, compared to our prior estimates of $12 million to $14 million and $26 million to $29 million, respectively. The increases in the savings ranges are the result of additional cost reduction measures and changes in assumptions identified as the programs progressed.

Restructuring and impairment charges incurred

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in millions)
Restructuring and impairment charges	$19.0	$1.7	$20.4	$19.1
Restructuring and impairment charges for the three and six months ended June 28, 2020 primarily consisted of termination benefits related both to our recently initiated 2020 Workforce reduction plan and to changes in estimates related to the 2018 Footprint realignment plan.
Restructuring and impairment charges for the six months ended June 30, 2019 primarily consisted of termination benefits related to the 2019 Footprint realignment plan.
Interest expense

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Dollars in millions)
Interest expense	$15.7	$20.8	$31.1	$43.5
Average interest rate on debt	2.3%	3.6%	2.5%	3.7%
The decrease in interest expense for the three and six months ended June 28, 2020 compared to the prior year periods was primarily due to a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments partially offset by increases in average debt outstanding.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Effective income tax rate	50.9%	4.4%	13.8%	10.6%
The effective income tax rate for the three and six months ended June 28, 2020, as compared to the prior year periods, reflects non-deductible terminations benefits incurred in connection with the 2020 Workforce reduction plan. The effective income tax rate for the six months ended June 30, 2019 reflects non-deductible costs related to the 2019 Footprint realignment plan. The effective income tax rate for the three months ended June 28, 2020 and June 30, 2019 reflects non-deductible contingent consideration expense recognized in connection with an increase in the fair value of the NeoTract and Essential Medical contingent consideration liabilities. The effective income tax rate for the three and six months ended June 30, 2019 reflects a net tax benefit related to share-based compensation
During the second quarter of 2020, we completed our assessment of a new interpretation of a non-U.S. tax law that applies to certain intercompany transactions. The resulting adjustment did not have a material impact on our income tax provision as of June 28, 2020.

Segment Financial Information

Segment net revenues
	Three Months Ended			Six Months Ended
	June 28, 2020	June 30, 2019	% Increase/ (Decrease)	June 28, 2020	June 30, 2019	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$312.5	$373.8	(16.4)	$670.5	$717.8	(6.6)
EMEA	131.6	147.1	(10.5)	287.8	301.6	(4.6)
Asia	67.1	75.2	(10.8)	120.2	136.0	(11.6)
OEM	55.8	56.4	(1.1)	119.2	110.7	7.7
Segment net revenues	$567.0	$652.5	(13.1)	$1,197.7	$1,266.1	(5.4)

Segment operating profit
	Three Months Ended			Six Months Ended
	June 28, 2020	June 30, 2019	% Increase/ (Decrease)	June 28, 2020	June 30, 2019	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$47.5	$82.5	(42.4)	$188.5	$148.1	27.3
EMEA	14.9	20.8	(28.3)	35.3	47.9	(26.1)
Asia	13.6	19.3	(29.3)	23.9	29.2	(18.4)
OEM	12.3	13.9	(11.8)	27.4	27.2	0.5
Segment operating profit (1)	$88.3	$136.5	(35.3)	$275.1	$252.4	9.0
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Comparison of the three and six months ended June 28, 2020 and June 30, 2019
Americas
Americas net revenues for the three and six months ended June 28, 2020 decreased $61.3 million, or 16.4%, and $47.3 million, or 6.6%, respectively, compared to the prior year periods, which was primarily attributable to a net decrease in sales volumes of existing products caused by the COVID-19 pandemic.
Americas operating profit for the three months ended June 28, 2020 decreased $35.0 million, or 42.4%, compared to the prior year period, which was primarily attributable to the COVID-19 pandemic, which caused a decrease in gross profit resulting from lower sales and lower operating expenses.
Americas operating profit for the six months ended June 28, 2020 increased $40.4 million, or 27.3%, compared to the prior year period. The increase was primarily attributable to the COVID-19 pandemic, which caused a decrease in the fair value of our contingent consideration liabilities and lower operating expenses partially offset by a decrease in gross profit resulting from lower sales.
EMEA
EMEA net revenues for the three months ended June 28, 2020 decreased $15.5 million, or 10.5%, compared to the prior year period, which was primarily attributable to a $11.5 million net decrease in sales volumes of existing products, mainly caused by the COVID-19 pandemic, and unfavorable fluctuations in foreign currency exchange rates of $4.0 million.
EMEA net revenues for the six months ended June 28, 2020 decreased $13.8 million, or 4.6%, compared to the prior year period, which was primarily attributable to unfavorable fluctuations in foreign currency exchange rates of $8.2 million and a $5.5 million decrease in sales volumes of existing products, mainly caused by the COVID-19 pandemic.
EMEA operating profit for the three months ended June 28, 2020 decreased $5.9 million, or 28.3%, compared to the prior year period, which was primarily attributable to the COVID-19 pandemic, which caused a decrease in gross profit resulting from lower sales and higher manufacturing costs partially offset by lower operating expenses and favorable fluctuations in foreign currency exchange.

EMEA operating profit for the six months ended June 28, 2020 decreased $12.6 million, or 26.1%, compared to the prior year period, which was primarily attributable to unfavorable fluctuations in foreign currency exchange rates and the COVID-19 pandemic, which caused a decrease in gross profit resulting from lower sales, higher manufacturing costs and unfavorable mix.
Asia
Asia net revenues for the three months ended June 28, 2020 decreased $8.1 million, or 10.8%, compared to the prior year period, which was primarily attributable to a $7.1 million net decrease in sales volumes of existing products, caused by the COVID-19 pandemic, and unfavorable fluctuations in foreign currency exchange rates of $2.5 million.
Asia net revenues for the six months ended June 28, 2020 decreased $15.8 million, or 11.6%, compared to the prior year period, which was primarily attributable to a $14.4 million net decrease in sales volumes of existing products, caused by the COVID-19 pandemic, and unfavorable fluctuations in foreign currency exchange rates of $4.7 million.
Asia operating profit for the three months ended June 28, 2020 decreased $5.7 million, or 29.3%, compared to the prior year period, which was primarily attributable to the COVID-19 pandemic, which caused a decrease in gross profit resulting from lower sales and higher manufacturing costs, and unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the six months ended June 28, 2020 decreased $5.3 million, or 18.4%, compared to the prior year period, which was primarily attributable to the COVID-19 pandemic, which caused a decrease in gross profit resulting from lower sales partially offset by lower operating expenses, and unfavorable fluctuations in foreign currency exchange rates.
OEM
OEM net revenues for the three months ended June 28, 2020 decreased $0.6 million, or 1.1%, compared to the prior year period which was primarily attributable to a decrease in sales volumes of existing products caused by the COVID-19 pandemic offset by net revenues generated by HPC.
OEM net revenues for the six months ended June 28, 2020 increased $8.5 million, or 7.7%, compared to the prior year period which was primarily attributable to $14.0 million in net revenues generated by HPC, which were partially offset by a $4.8 million decrease in sales volumes of existing products caused by the COVID-19 pandemic.
OEM operating profit for the three months ended June 28, 2020 decreased $1.6 million, or 11.8%, compared to the prior year period which was primarily attributable to a decrease in gross profit resulting from lower sales and higher manufacturing costs, both caused by the COVID-19 pandemic.
OEM operating profit for the six months ended June 28, 2020 increased $0.2 million, or 0.5%, compared to the prior year period which was primarily attributable to an increase in gross profit resulting from higher sales partially offset by expenses incurred in connection with the HPC acquisition.

Liquidity and Capital Resources
While the potential economic impact resulting from the COVID-19 pandemic and the duration of the pandemic's impact are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In consideration of the significant uncertainty created by the COVID-19 pandemic, we are continuing to assess our liquidity and anticipated capital requirements. During the second quarter of 2020, we improved our liquidity position by reducing borrowings outstanding under our revolving credit facility by $500.0 million and increasing long-term borrowings by $500.0 million through the issuance of our 2028 Senior Notes. Additionally, we generated operating cash flows of $145.5 million for the three months ended June 28, 2020. Notwithstanding the significant uncertainty created by the COVID-19 pandemic, we believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.

In consideration of the COVID-19 pandemic, we are closely monitoring our receivables and payables. To date, we have not experienced significant payment defaults by, or identified other collectability concerns with, our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs.
Cash Flows
Net cash used in operating activities from continuing operations was $134.0 million for the six months ended June 28, 2020 as compared to net cash provided by operating activities of $157.3 million for the six months ended June 30, 2019. The $23.3 million decrease was primarily attributable to changes in our contingent consideration liabilities and a $10.0 million pension contribution we made during the first quarter of 2020. The decreases in operating cash flows were partially offset by favorable changes in working capital driven by higher accounts receivable collections and fewer tax payments due to tax payment deadline extensions offered by the U.S. Internal Revenue Service (IRS) in response to the COVID-19 pandemic.
Net cash used in investing activities from continuing operations was $294.6 million for the six months ended June 28, 2020, which included a $260.0 million payment for the acquisition of HPC, capital expenditures of $39.1 million and net interest proceeds on swaps designated as net investment hedges of $10.0 million.
Net cash provided by financing activities from continuing operations was $412.4 million for the six months ended June 28, 2020, which reflected a net increase in borrowings of $510.0 million primarily resulting from the issuance of the $500 million of 4.25% Senior Notes due 2028 (the "2028 Notes"). Net cash used in financing activities for the six months ended June 28, 2020 also reflects contingent consideration payments of $60.9 million and dividend payments of $31.6 million.
Borrowings
On March 30, 2020, we increased our borrowing capacity related to our accounts receivable securitization facility from $50 million to $75 million.
The 4.875% Senior Notes due 2026 (the "2026 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock, create liens, merge, consolidate, or dispose of certain assets, pay dividends, make investments or make other restricted payments, or enter into transactions with our affiliates. The indenture governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The 2028 Notes contain covenants that, among other things, will restrict our ability and the ability of our subsidiaries to create certain liens, enter into sale lease back transactions, and merge, consolidate, sell or otherwise dispose of all or substantially all of our assets.
As of June 28, 2020, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2026 Notes, the 2027 Notes, and the 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Summarized Financial Information – Obligor Group
The 2026 Notes and 2027 Notes (collectively, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of June 28, 2020 and December 31, 2019 and for the six months ended June 28, 2020 is as follows:

	Six Months Ended
	June 28, 2020
	(Dollars in millions)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$830.7	$98.0	$732.7
Cost of goods sold	507.2	155.0	352.2
Gross profit	323.5	(57.0)	380.5
Income from continuing operations	69.2	(13.0)	82.2
Net income	69.3	(13.0)	82.3

	June 28, 2020			December 31, 2019
	(Dollars in millions)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$964.9	$50.6	$914.3	$735.8	$51.8	$684.0
Total assets	5,476.1	1,377.6	4,098.5	4,847.9	1,237.7	3,610.2
Total current liabilities	744.2	526.9	217.3	852.5	500.8	351.7
Total liabilities	4,024.1	815.5	3,208.6	3,659.5	752.4	2,907.1
The same accounting policies as described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above. The Intercompany column in the table above represents transactions between and among the Obligor Group and non-guarantor subsidiaries (i.e. those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes). Obligor investments in non-guarantor subsidiaries and any related activity are excluded from the financial information presented above. The summarized financial information presented above for the Obligor Group as of and for the six months ended June 28, 2020 gives effect to the 2028 Notes issued in a private offering in May 2020.
Contractual obligations
The following table sets forth our contractual obligations solely related to our total borrowings and interest as of June 28, 2020, which, as a result of the issuance of the 2028 Notes and the borrowing activity occurring during the six months ended June 28, 2020 as described above in "Borrowings", have significantly changed since December 31, 2019:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Dollars in millions)
Total borrowings	$2,433.0	$83.0	$70.0	$880.0	$1,400.0
Interest obligations (1)	514.3	80.6	159.6	139.3	134.8

(1)Interest payments on floating rate debt are based on the interest rate in effect on June 28, 2020.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of June 28, 2020 and December 31, 2019, we have accrued liabilities of approximately $0.2 million and $0.4 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 29, 2020. There have been no significant changes in risk factors for the quarter ended June 28, 2020 except as set forth below. The risk factor set forth below replaces in their entireties the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019 with the title “Our results of operations and financial condition may be adversely affected by public health epidemics, including the novel coronavirus reported to have originated in Wuhan, China,” and in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 with the title “Our results of operations and financial condition may be adversely affected by public health epidemics, including the ongoing COVID-19 global health pandemic.”:
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

On March 11, 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic has significantly impacted economic activity and markets around the world. If the pandemic continues and conditions worsen, it could negatively impact our business, results of operations, financial condition and liquidity in numerous ways, including, but not limited to, those outlined below:
•It has resulted, and we expect it will continue to result, in lower revenues in certain of our product categories, including our interventional urology (which revenues are primarily concentrated in our Americas segment), surgical, interventional and anesthesia product categories, in which we sell products largely utilized in elective procedures, which have been significantly reduced or suspended due to the pandemic.
•It has resulted in higher revenues in our respiratory product category. However, we are unable to predict how long this sustained demand will last or how significant it will be.
•It may cause disruptions in the manufacture of our products. We currently rely on our 35 manufacturing sites, with major manufacturing operations located in the Czech Republic, Germany, Malaysia, Mexico and the U.S., to manufacture our products. The COVID-19 pandemic, and/or the governmental or regulatory actions taken in response to COVID-19 pandemic, may interfere with our ability, or that of our employees or suppliers to perform our and their respective responsibilities and obligations relative to the conduct of our business and create a risk to our ability to manufacture our products in a timely manner, or at all. We have experienced and expect to continue to experience inefficiencies in our manufacturing operations due to government-mandated and self-imposed restrictions placed on facilities in certain locations primarily in North America and Asia. Additionally, we have experienced and continue to experience a higher than normal level of absenteeism across our global manufacturing sites. In an effort to increase the wider availability of needed medical device products, we may elect to, or the government may require us to, allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations and financial results, results in differential treatment of customers and/or adversely affects our customer relationships and reputation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

*4.1.1	—
Indenture, dated May 27, 2020, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 27, 2020).

*4.1.2	—	Form of 4.25% Senior Notes due 2028 (included in Exhibit 4.1.1).
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—
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

101.1	—	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 28, 2020 and June 30, 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2020 and June 30, 2019; (iv) the Condensed Consolidated Balance Sheets as of June 28, 2020 and December 31, 2019; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2020 and June 30, 2019; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 28, 2020 and June 30, 2019; and (vii) Notes to Condensed Consolidated Financial Statements.
104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, formatted in inline XBRL (included in Exhibit 101.1).

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
Dated: July 30, 2020